Form 10-K
period 2013-12-31
CATHAY GENERAL BANCORP
filed 2014-03-03
CIK 861842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-18630

Cathay General Bancorp

(Exact name of Registrant as specified in its charter)

Delaware	95-4274680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
777 North Broadway, Los Angeles, California (Address of principal executive offices)	90012 (Zip Code)

Registrant’s telephone number, including area code:

(213) 625-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	The NASDAQ Stock Market LLC
Warrants to purchase shares of Common Stock (expiring December 5, 2018)	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2013) was $1,468,916,500. This value is estimated solely for the purposes of this cover page. The market value of shares held by Registrant’s directors, executive officers, and Employee Stock Ownership Plan have been excluded because they may be considered to be affiliates of the Registrant.

As of February 14, 2014, there were 79,589,933 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

•      Portions of Registrant’s definitive proxy statement relating to Registrant’s 2014 Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2013, are incorporated by reference into Part III.

CATHAY GENERAL BANCORP

2013 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

In this Annual Report on Form 10-K, the term “Bancorp” refers to Cathay General Bancorp and the term “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “shall,” “should,” “will,” “predicts,” “potential,” “continue,” “possible,” “optimistic,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

●	U.S. and international business and economic conditions;
●	possible additional provisions for loan losses and charge-offs;
●	credit risks of lending activities and deterioration in asset or credit quality;
●	extensive laws and regulations and supervision that we are subject to including potential supervisory action by bank supervisory authorities;
●

increased costs of compliance and other risks associated with changes in regulation including the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

●	higher capital requirements from the implementation of the Basel III capital standards;
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	environmental liabilities;
●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	natural disasters and geopolitical events;
●	general economic or business conditions in Asia, and other regions where the Bank has operations;
●	failures, interruptions, or security breaches of our information systems;
●	our ability to adapt our systems to technological changes;
●	risk management processes and strategies;
●	adverse results in legal proceedings;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in accounting standards or tax laws and regulations;

●	market disruption and volatility;
●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
●	issuance of preferred stock;
●	successfully raising additional capital, if needed, and the resulting dilution of interests of holders of our common stock; and
●	the soundness of other financial institutions.

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

PART I

Item 1.     Business.

Business of Bancorp

Overview

Cathay General Bancorp is a corporation that was organized in 1990 under the laws of the State of Delaware. We are the holding company of Cathay Bank, a California state-chartered commercial bank (“Cathay Bank” or the “Bank”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. We also own 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. In the future, we may become an operating company or acquire savings institutions, other banks, or companies engaged in bank-related activities and may engage in such other activities or acquire such other businesses as may be permitted by applicable law. Our principal place of business is currently located at 777 North Broadway, Los Angeles, California 90012, and our telephone number at that location is (213) 625-4700. In addition, certain of our administrative offices are located in El Monte, California, and our address there is 9650 Flair Drive, El Monte, California 91731. Our common stock is traded on the NASDAQ Global Select Market and our trading symbol is “CATY”.

We are regulated as a bank holding company by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Cathay Bank is regulated as a California commercial bank by the California Department of Business Oversight (“DBO”) and the Federal Deposit Insurance Corporation (“FDIC”).

Subsidiaries of Bancorp

In addition to its wholly-owned bank subsidiary, the Bancorp has the following subsidiaries:

Cathay Capital Trust I, Cathay Statutory Trust I, Cathay Capital Trust II, Cathay Capital Trust III and Cathay Capital Trust IV. The Bancorp established Cathay Capital Trust I in June 2003, Cathay Statutory Trust I in September 2003, Cathay Capital Trust II in December 2003, Cathay Capital Trust III in March 2007, and Cathay Capital Trust IV in May 2007 (collectively, the “Trusts”) as wholly-owned subsidiaries. The Trusts are statutory business trusts. The Trusts issued capital securities representing undivided preferred beneficial interests in the assets of the Trusts. The Trusts exist for the purpose of issuing the capital securities and investing the proceeds thereof, together with proceeds from the purchase of the common securities of the Trusts by the Bancorp, in a certain series of securities issued by us, with similar terms to the relevant series securities issued by each of the Trusts, which we refer to as “Junior Subordinated Notes.” The Bancorp guarantees, on a limited basis, payments of distributions on the capital securities of the Trusts and payments on redemption of the capital securities of the Trusts. The Bancorp is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier 1 capital for regulatory purposes. Because the Bancorp is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in our Consolidated Financial Statements.

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

Business of the Bank

General

Cathay Bank was incorporated under the laws of the State of California on August 22, 1961, was licensed by the California Department of Business Oversight ("DBO"), previously known as the California Department of Financial Institutions or California State Banking Department, and commenced operations as a California state-chartered bank on April 19, 1962. Cathay Bank is an insured bank under the Federal Deposit Insurance Act by the FDIC, but it is not a member of the Federal Reserve.

The Bank’s head office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. In addition, as of December 31, 2013, the Bank had branch offices in Southern California (21 branches), Northern California (11 branches), New York (eight branches), Massachusetts (one branch), Texas (two branches), Washington (three branches), Illinois (three branch locations and one drive-through location), New Jersey (one branch), Nevada (one branch), and Hong Kong (one branch) and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the FDIC. Each branch has loan approval rights subject to the branch manager’s authorized lending limits. Current activities of the Shanghai and Taipei representative offices are limited to coordinating the transportation of documents to the Bank’s head office and performing liaison services.

Our primary market area is defined by the Community Reinvestment Act (the “CRA”) delineation, which includes the contiguous areas surrounding each of the Bank’s branch offices. It is the Bank’s policy to reach out and actively offer services to low and moderate income groups in the delineated branch service areas. Many of the Bank’s employees speak both English and one or more Chinese dialects or Vietnamese, and are thus able to serve the Bank’s Chinese, Vietnamese, and English speaking customers.

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

The Bank primarily services individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located and provides commercial mortgage loans, commercial loans, Small Business Administration (“SBA”) loans, residential mortgage loans, real estate construction loans, home equity lines of credit, and installment loans to individuals for automobile, household, and other consumer expenditures.

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

Loans

The Bank’s Board of Directors and senior management establish, review, and modify the Bank’s lending policies. These policies include (as applicable) an evaluation of a potential borrower’s financial condition, ability to repay the loan, character, existence of secondary repayment sources (such as guaranties), quality and availability of collateral, capital, leverage capacity of the borrower, regulatory guidelines, market conditions for the borrower’s business or project, and prevailing economic trends and conditions. Loan originations are obtained through a variety of sources, including existing customers, walk-in customers, referrals from brokers or existing customers, and advertising. While loan applications are accepted at all branches, the Bank’s centralized document department supervises the application process including documentation of loans, review of appraisals, and credit reports.

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

SBA Loans. The Bank originates U.S. Small Business Administration (“SBA”) loans under the national “preferred lender” status. Preferred lender status is granted to a lender that has made a certain number of SBA loans and which, in the opinion of the SBA, has staff qualified and experienced in small business loans. As a preferred lender, the Bank’s SBA Lending Group has the authority to issue, on behalf of the SBA, the SBA guaranty on loans under the 7(a) program which may result in shortening the time it takes to process a loan. In addition, under this program, the SBA delegates loan underwriting, closing, and most servicing and liquidation authority and responsibility to selected lenders.

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

Residential Mortgage Loans. The Bank originates single-family-residential mortgage loans. The single-family-residential mortgage loans are comprised of conforming, nonconforming, and jumbo residential mortgage loans, and are secured by first or subordinate liens on single (one-to-four) family residential properties. The Bank’s products include a fixed-rate residential mortgage loan and an adjustable-rate residential mortgage loan. Mortgage loans are underwritten in accordance with the Bank’s and regulatory guidelines, on the basis of the borrower’s financial capabilities, independent appraisal of value of the property, historical loan quality, and other relevant factors. As of December 31, 2013, approximately 59% of the Bank’s residential mortgages were for properties located in California. It is the current practice of the Bank to sell all conforming fixed rate residential first mortgages that meet Government Sponsored Agency guidelines to the Federal Home Loan Mortgage Corporation on a cash basis as they are originated. The Bank retains all other mortgage loans it originates in its portfolio. As such, the Bank does not expect to be impacted by the expected regulations pertaining to risk retention, since the Bank does not securitize any of the loans it sells or retains.

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

Deposits

The Bank offers a variety of deposit products in order to meet its customers’ needs. As of December 31, 2013, the Bank offered passbook accounts, checking accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, college certificates of deposit, and public funds deposits. These products are priced in order to promote growth of deposits.

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

Borrowings

Borrowings from time to time include securities sold under agreements to repurchase, the purchase of federal funds, funds obtained as advances from the FHLB, borrowing from other financial institutions, and Junior Subordinated Notes. Information concerning the types, amounts, and maturity of borrowings is included in Note 10 and Note 11 to the Consolidated Financial Statements.

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

Subsidiaries of Cathay Bank

Cathay Real Estate Investment Trust (“CB REIT”) is a real estate investment trust subsidiary of the Bank that was formed in January 2003 to provide the Bank with flexibility in raising capital. During 2003, the Bank contributed $1.13 billion in loans and securities to CB REIT in exchange for 100% of the common stock of CB REIT. CB REIT sold $4.4 million in 2003 and $4.2 million in 2004 of its 7.0% Series A Non-Cumulative preferred stock to accredited investors. During 2005, CB REIT repurchased $131,000 of its preferred stock. The Bank dissolved CB REIT on December 23, 2013, as the function of raising capital through CB REIT is no longer needed.

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

Competition

We face substantial competition for deposits, loans and other banking services, as well as acquisitions, throughout our market area from the major banks and financial institutions that dominate the commercial banking industry. This may cause our cost of funds to exceed that of our competitors. These banks and financial institutions, including those with foreign ownership, have greater resources than we do, including the ability to finance advertising campaigns and allocate their investment assets to regions of higher yield and demand and make acquisitions. By virtue of their larger capital bases, they have substantially greater lending limits than we do and perform certain functions, including trust services, which are not presently offered by us. We also compete for loans and deposits, as well as other banking services, such as payment services, with savings and loan associations, savings banks, brokerage houses, insurance companies, mortgage companies, credit unions, credit card companies and other financial and non-financial institutions and entities. These factors and ongoing consolidation among insured institutions in the financial services industry may adversely affect our ability to market our products and services. Significant increases in the costs of monitoring and ensuring compliance with new banking regulations and the necessary costs of upgrading information technology and data processing capabilities can have a disproportionate impact on our ability to compete with larger institutions.

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

Employees

As of December 31, 2013, the Bank and its subsidiaries employed approximately 1,132 persons, including 494 banking officers. None of the employees are represented by a union. We believe that our employer-employee relations are good.

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

The implementation and impact of legislation and regulations enacted since 2008 in response to the U.S. economic downturn and financial industry instability continued in 2013 as modest recovery returned to many institutions in the banking sector. Many institutions have repaid and redeemed U.S. Treasury loans and investments under the Troubled Asset Relief Program (“TARP”). The Company participated in TARP Capital Purchase Program and in 2013 fully redeemed the $258 million of preferred stock it had issued to the U.S. Treasury.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) financial reform legislation significantly revised and expanded the rulemaking, supervisory and enforcement authority of the federal bank regulatory agencies. The numerous rules and regulations promulgated pursuant to Dodd-Frank are likely to significantly impact our operations and compliance costs. Certain provisions of Dodd-Frank are now effective and have been fully implemented, including the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation. Action in 2013 to implement the final Dodd-Frank provisions included (i) final new capital rules, (ii) a final rule to implement the so called Volcker rule restrictions on certain proprietary trading and investment activities and (iii) final rules and increased enforcement action by the Consumer Finance Protection Bureau (“CFPB”).

New Capital Rules

In July 2013, the federal bank regulatory agencies adopted final regulations which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of Dodd-Frank and to implement international agreements reached by the Basel Committee on Banking Supervision that were intended to improve both the quality and quantity of banking organizations’ capital (“Basel III”). Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased in basis to all banking organizations, including the Company and the Bank.

The following are among the new requirements that will be phased in beginning January 1, 2015:

●	An increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets.

●	A new category and a required 4.50% of risk-weighted assets ratio is established for “common equity Tier 1” as a subset of Tier 1 capital limited to common equity.

●	A minimum non-risk-based leverage ratio is set at 4.00% eliminating a 3.00% exception for higher rated banks.

●

Changes in the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale    debt and equity securities.

●

A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios that will be phased in from 2016 to 2019 must be met to avoid limitations in the ability of the  Bank to pay dividends, repurchase shares or pay discretionary bonuses.

●

The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due   non-residential mortgage loans and certain mortgage-backed and other securities exposures.

●	An additional “countercyclical capital buffer” is required for larger and more complex institutions.

Final Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of Dodd-Frank commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities, including the Company and the Bank, will be restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules will become effective on April 1, 2014. Certain collateralized debt obligations (“CDO”) securities backed by trust preferred securities were initially defined as covered funds subject to the investment prohibitions of the final rule. Action taken by the Federal Reserve in January 2014 exempted many such securities to address the concern that community banks holding such CDO securities may have been required to recognize losses on those securities.

The Company held limited partnership interests totaling approximately $6.0 million at December 31, 2013 which were considered covered funds under the final rule. Therefore, these new rules when effective will require us to sell or restructure these limited partnership interests before July 21, 2015 or seek approval from the Federal Reserve Board for a two year extension to dispose of these covered funds. Except for discontinuing such investments, we believe that the final rules will not require any material changes in our operations or business.

CFPB Actions

Dodd-Frank provided for the creation of the CFPB as an independent entity within the Federal Reserve with broad rulemaking, supervisory, and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The bureau’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks with $10 billion or more in assets, which are subject to examination by the CFPB. Banks with less than $10 billion in assets will continue to be examined for compliance by their primary federal banking agency. Significant recent CFPB developments that may affect the Bank's operations and compliance costs include:

●

The issuance of final rules for residential mortgage lending, which became effective January 10, 2014, including definitions for “qualified mortgages” and detailed standards by which lenders must satisfy themselves of the borrower’s ability to repay the loan, and revised forms of disclosure under the Truth in Lending Act and the Real Estate Settlement Procedures Act.

●	The issuance of a policy report on arbitration clauses which could result in the restriction or prohibition of lenders including arbitration clauses in consumer financial services contracts.

●	Actions taken to regulate and supervise credit bureaus and debt collections.

●	Positions taken by CFPB on fair lending, including applying the disparate impact theory in auto financing, which could make it harder for lenders to charge different rates or apply different terms.

As the Bank has more than $10 billion in assets, it is now examined for compliance with CFPB regulation by the CFPB in addition to examinations of the Bank by the FDIC and the DBO.

Bank Holding Company and Bank Regulation

The Bancorp is a bank holding company within the meaning of the Bank Holding Company Act and is registered as such with the Federal Reserve. The Bancorp is also a bank holding company within the meaning of Section 1280 of the California Financial Code. Therefore, the Bancorp and any of its subsidiaries are subject to supervision and examination by, and may be required to file reports with, the DBO. As a California commercial bank the deposits of which are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DBO and by the FDIC, as the Bank’s primary federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve.

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

●

Limitations on dividends payable to stockholders. The Bancorp’s ability to pay dividends is subject to legal and regulatory restrictions. A substantial portion of the Bancorp’s funds to pay dividends or to pay principal and interest on our debt obligations is derived from dividends paid by the Bank.

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

●

Safety and soundness requirements. Banks must be operated in a safe and sound manner and meet standards applicable to internal controls, information systems, internal audit, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, as well as other operational and management standards. These safety and soundness requirements give bank regulatory agencies significant latitude in exercising their supervisory authority and the authority to initiate informal or formal enforcement actions.

●	Requirements for notice, application and approval, or non-objection of acquisitions and activities conducted directly or in subsidiaries of the Bancorp or the Bank.

●

Compliance with the Community Reinvestment Act (“CRA”). The CRA requires that banks help meet the credit needs in their communities, including the availability of credit to low and moderate income individuals. If the Bank fails to adequately serve its communities, restrictions may be imposed, including denials of applications for branches, for adding subsidiaries or affiliate companies, for engaging in new activities or for the merger with or purchase of other financial institutions. In its last reported examination by the FDIC in March 2011, the Bank received a CRA rating of “Satisfactory.”

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

●	Limitations on the amount of loans to one borrower and its affiliates and to executive officers and directors.

●	Limitations on transactions with affiliates.

●	Restrictions on the nature and amount of any investments in, and the ability to underwrite, certain securities.

●	Requirements for opening of intra- and interstate branches.

●	Compliance with truth in lending and other consumer protection and disclosure laws to ensure equal access to credit and to protect consumers in credit transactions.

●	Compliance with provisions of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) and other federal and state laws dealing with privacy for nonpublic personal information of customers.

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

Regulation of the Bank

As a California commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DBO and by the FDIC, as the Bank’s primary Federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including Federal Reserve Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders,” including officers, directors, and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and only on terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. Dodd-Frank expanded definitions and restrictions on transactions with affiliates and insiders under Sections 23A and 23B and also lending limits for derivative transactions, repurchase agreements and securities lending, and borrowing transactions

The Bank operates branches and/or loan production offices in California, New York, Illinois, Massachusetts, Texas, Washington, Nevada, and New Jersey. While the DBO remains the Bank’s primary state regulator, the Bank’s operations in these jurisdictions are subject to examination and supervision by local bank regulators, and transactions with customers in those jurisdictions are subject to local laws, including consumer protection laws. The Bank also operates a branch in Hong Kong and a representative office in Taipei and in Shanghai. The operations of these foreign offices and branches (and limits on the scope of their activities) are subject to local law and regulatory authorities in those jurisdictions in addition to regulation and supervision by the DBO and the Federal Reserve.

Enforcement Authority

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest-rate exposure; (v) asset growth and asset quality; and (vi) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DBO or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DBO and the FDIC, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

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

●	Require prior approval of senior executive officer or director changes, remove officers and directors, and assess civil monetary penalties; and

●	Terminate FDIC insurance, revoke the Bank’s charter, take possession of and close and liquidate the Bank, or appoint the FDIC as receiver.

The Federal Reserve has similar enforcement authority over bank holding companies and commonly takes parallel action in conjunction with actions taken by a subsidiary bank’s regulators.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits of $250,000 for each depositor pursuant to the Dodd-Frank Act. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO"), an agency of the federal government established to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017.

We are generally unable to control the amount of assessments that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC assessments than the recently increased levels. These increases in FDIC insurance assessments may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

Current Capital Adequacy Requirements

Bank holding companies and banks are currently subject to various regulatory capital requirements administered by state and federal banking agencies which apply until the increased capital requirements of the new capital rules are effective and fully phased in. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. At December 31, 2013, the Company’s and the Bank’s capital ratios significantly exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for being considered “well capitalized” institutions. See Part II Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources — Capital Adequacy.”

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

The currently effective risk-based capital guidelines of the regulatory agencies were based upon the 1988 capital accord ("Basel I") of the Basel Committee on Bank Supervision ("Basel Committee"), a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines, which each country's supervisors can use to determine the supervisory policies they apply to their home jurisdiction. In 2004 the Basel Committee proposed a new capital accord ("Basel II") to replace Basel I that provided approaches for setting capital standards for credit risk and capital requirements for operational risk and refining the existing capital requirements for market risk exposures. U.S. banking regulators published a final rule for Basel II implementation for banks with over $250 billion in consolidated total assets. However, a definitive rule was not issued and instead the new capital rules to implement Basel III were first proposed in 2010.

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

Under the current capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio, and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least at 6.00%, and a Tier 1 leverage ratio of at least 5.00%. There is currently no Tier 1 leverage requirement for a holding company to be deemed well-capitalized. At December 31, 2013, the respective capital ratios of the Bancorp and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized.” As of December 31, 2013, the Bank’s total risk-based capital ratio was 15.79% and its Tier 1 risk-based capital ratio was 14.53%. As of December 31, 2013, the Bancorp’s total risk-based capital ratio was 16.35% and its Tier 1 risk-based capital ratio was 15.04%.

The Bancorp and the Bank are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3.00%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3.00% minimum, for a minimum of 4.00% to 5.00%. As of December 31, 2013, the Bank’s leverage capital ratio was 12.06%, and the Bancorp’s leverage capital ratio was 12.48%, both of which exceeded regulatory minimums.

Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. Federal regulators may set higher capital requirements when a bank’s particular circumstances warrant and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed well capitalized and may therefore be subject to restrictions on taking brokered deposits.

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

Prompt Corrective Action Provisions

The FDI Act requires the federal bank regulatory agencies to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Depending on the bank’s capital ratios, the agencies’ regulations define five categories in which an insured depository institution will be placed: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank's activities, operational practices or the ability to pay dividends. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

The prompt corrective action standards will change when the new capital rule ratios become effective. Under the new standards, in order to be considered well-capitalized, the Bank would be required to have meet the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

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

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries. The Federal Reserve also discourages dividend policy payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

The terms of our Junior Subordinated Notes also limit our ability to pay dividends on our common stock. If we are not current in our payment of dividends on our payment of interest on our Junior Subordinated Notes, we may not pay dividends on our common stock.

The Bank is a legal entity that is separate and distinct from its holding company. The Bancorp is dependent on the performance of the Bank for funds which may be received as dividends from the Bank for use in the operation of the Bancorp and the ability of the Bancorp to pay dividends to stockholders. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. When effective, the new capital rules may restrict dividends by the Bank if the additional capital conservation buffer is not achieved.

The power of the board of directors of the Bank to declare cash dividends to the Bancorp is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to stockholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DBO in an amount not exceeding the greatest of (i) retained earnings of the Bank; (ii) the net income of the Bank for its last fiscal year; or (iii) the net income of the Bank for its current fiscal year. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors.

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal anti-money laundering and consumer protection statutes and implementing regulations, including the USA Patriot Act, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, and various federal and state privacy protection laws. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising, and unfair competition.

These laws and regulations also mandate certain disclosure and reporting requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to lawsuits and penalties, including enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

Federal Home Loan Bank System

The Bank is a member of the FHLB of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the board of directors of the individual FHLB. Each member of the FHLB of San Francisco is required to own stock in an amount equal to the greater of (i) a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or (ii) an activity based stock requirement (based on a percentage of outstanding advances). There can be no assurance that the FHLB will pay dividends at the same rate it has paid in the past, or that it will pay any dividends in the future.

Impact of Monetary Policies

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or spread between the yield on its interest-earning assets and the rates paid on its deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies. The Federal Reserve implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in U.S. government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rate applicable to borrowings by banks from the Federal Reserve Banks. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits, and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Securities and Corporate Governance

The Bancorp is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Global Select Market, the Company is subject to NASDAQ listing standards for listed companies. The Bancorp is also subject to the Sarbanes-Oxley Act of 2002, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, required executive certification of financial presentations, corporate governance requirements for board audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow stockholders and investors to more easily and efficiently monitor the performance of companies and their directors.

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

Under the Sarbanes-Oxley Act, management and the Bancorp’s independent registered public accounting firm are required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2013. These assessments are included in Part II — Item 9A — “Controls and Procedures.”

Regulation of Non-Bank Subsidiaries

Non-bank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies. Additionally, any foreign-based subsidiaries would also be subject to foreign laws and regulations.

Item 1A. Risk Factors.

Difficult business and economic conditions can adversely affect our industry and business.

Our financial performance generally, and the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of the collateral securing those loans, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. Although the U.S. economy has recently showed signs of improvement, consumer spending and gross domestic product growth have been less robust than expected and unemployment remains historically high. Some local governments have been experiencing financial difficulties. There remains uncertainty over the federal debt ceiling and the direction and long-term effects of the Federal Reserve’s quantitative easing and tapering of it. In addition, concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, particularly the economies of China and Taiwan, can impact the economy and financial markets here in the United States. Concerns about the economy have also resulted in decreased lending by financial institutions to their customers and to each other. These economic pressures on consumers and businesses may continue to adversely affect our business, financial condition, results of operations and stock price. In particular, we may face the following risks in connection with these events:

●

We face increased regulation of our industry, including changes by Congress or federal regulatory agencies to the banking and financial institutions regulatory regime and heightened legal standards and regulatory requirements that may be adopted in the future. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

●

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

Our banking operations are concentrated primarily in California, and secondarily in New York, Texas, Massachusetts, Washington, Illinois, New Jersey, Nevada, and Hong Kong. Adverse economic conditions in these regions in particular could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, and erode the value of loan collateral. These conditions include the effects of the general decline in real estate sales and prices in many markets across the United States, the economic recession of recent years, and higher rates of unemployment. These conditions could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us, if at all, and could also cause a decline in demand for our products and services, or a lack of growth or a decrease in deposits, any of which may cause us to incur losses, adversely affect our capital, and hurt our business.

We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.

At December 31, 2013, our allowance for loan losses totaled $173.9 million and we had total charge-offs of $6.4 million for 2013. Although economic conditions in the real estate market in portions of Los Angeles, San Diego, Riverside, and San Bernardino counties and the Central Valley of California where many of our commercial real estate and construction loan customers are based, have improved, the economic recovery in these areas of California is uneven and in some areas rather slow, with relatively high and persistent unemployment. Moreover, rising interest rates may adversely affect real estate sales. As of December 31, 2013, we had approximately $4.2 billion in commercial real estate and construction loans. Any deterioration in the real estate market generally and in the commercial real estate and residential building segments in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income, and capital.

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

We may become subject to supervisory action by bank supervisory authorities that could have a material adverse effect on our business, financial condition, and the value of our common stock.

Under federal and state laws and regulations pertaining to the safety and soundness of financial institutions, the FRB SF has authority over Bancorp and separately the DBO and FDIC have authority over the Bank to compel or restrict certain actions if the Bancorp or the Bank should violate any laws or regulations, if its capital should fall below adequate capital standards as a result of operating losses, or if these regulators otherwise determine that the Bancorp or the Bank have engaged in unsafe or unsound practices, including failure to exercise proper risk oversight over the many areas of Bancorp’s and the Bank’s operations. These regulators, as well as the CFPB, also have authority over the Bancorp and the Bank over compliance with various statutes and consumer protection and other regulations. Among other matters, the corrective actions may include, but are not limited to, requiring the Bancorp and/or the Bank to enter into informal or formal enforcement orders, including board resolutions, memoranda of understanding, written agreements, supervisory letters, commitment letters, and consent or cease and desist orders to take corrective action and refrain from unsafe and unsound practices; removing officers and directors; assessing civil monetary penalties; and taking possession of and closing and liquidating the Bank. If we are unable to meet the requirements of any corrective actions, we could become subject to supervisory action. The terms of any such supervisory action could have a material negative effect on our business, our financial condition, and the value of our common stock.

Additional requirements imposed by the Dodd-Frank Act could adversely affect us.

Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation. The Dodd-Frank Act provided for sweeping regulatory changes and the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment; the requirement that bank holding companies serve as a source of financial strength for their depository institution subsidiaries; enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks; additional corporate governance and executive compensation requirements; enhanced financial institution safety and soundness regulations, revisions in FDIC insurance assessment fees and a permanent increase in FDIC deposit insurance coverage to $250,000; authorization for financial institutions to pay interest on business checking accounts; and the establishment of new regulatory bodies, such as the CFPB and the Financial Services Oversight Counsel, to identify emerging systemic risks and improve interagency cooperation. In addition, we are required to conduct stress testing based on certain macroeconomic scenarios to reflect the impact on our income, revenues, balance sheets, and capital levels, the results of which could require us to take certain actions, including being required to raise additional capital. Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under the Dodd-Frank Act, may adversely impact our profitability, make it more difficult to attract and retain key executives and other personnel, may have a material and adverse effect on our business, financial condition, and results of operations, and may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and related regulations.

We will become subject to more stringent capital requirements.

   The U.S. federal bank regulators have jointly adopted new capital requirements on banks and bank holding companies as required by the Dodd-Frank Act that incorporate the elements of Basel Committee’s Basel III accords and have the effect of raising our capital requirements and imposing new capital requirements beyond those required by current law.  Increased regulatory capital requirements (and the associated compliance costs) whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may require us to raise additional capital, or impact our ability to pay dividends or pay compensation to our executives, which could have a material adverse effect on our business, liquidity, financial condition and results of operations.

We are subject to extensive laws and regulations and supervision, and may become subject to future laws and regulations and supervision, if any, that may be enacted, that could limit or restrict our activities, may hamper our ability to increase our assets and earnings, and could adversely affect our profitability.

We operate in a highly regulated industry and are or may become subject to regulation by federal, state, and local governmental authorities and various laws, regulations, regulatory guidelines, and judicial and administrative decisions imposing requirements or restrictions on part or all of our operations, capitalization, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We also must comply with numerous federal anti-money laundering, tax withholding and reporting, and consumer protection statutes and regulations. A considerable amount of management time and resources have been devoted to the oversight of, and the development and implementation of controls and procedures relating to, compliance with these laws and regulations, and we expect that significant time and resources will be devoted to compliance in the future. These laws and regulations mandate certain disclosure and reporting requirements and regulate the manner in which we must deal with our customers when taking deposits, making loans, collecting loans, and providing other services. We also are, or may become subject to, examination, supervision, and additional comprehensive regulation by various federal, state, and local authorities with regard to compliance with these laws and regulations.

Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. Perennially, various laws, rules and regulations are proposed, which, if adopted, could impact our operations, increase our capital requirements or substantially restrict our growth and adversely affect our ability to operate profitably by making compliance much more difficult or expensive, restricting our ability to originate or sell loans, or further restricting the amount of interest or other charges or fees earned on loans or other products. In addition, further regulation could increase the assessment rate we are required to pay to the FDIC, adversely affecting our earnings. Furthermore, recent changes to Regulation Z promulgated by the CFPB may make it more difficult for us to underwrite consumer mortgages and to compete with large national mortgage service providers. It is impossible to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could, among other things, subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See Part I — Item 1 — “Business — Regulation and Supervision.”

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

 The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with federal banking regulators, as well as with the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. In addition, our Hong Kong Branch is subject to the anti-money laundering laws and regulations of Hong Kong. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition, results of operations and prospects.

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

Our business is subject to interest rate risk, and fluctuations in interest rates could reduce our net interest income and adversely affect our business.

A substantial portion of our income is derived from the differential, or “spread,” between the interest earned on loans, investment securities, and other interest-earning assets, and the interest paid on deposits, borrowings, and other interest-bearing liabilities. The interest rate risk inherent in our lending, investing, and deposit taking activities is a significant market risk to us and our business. Income associated with interest earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates, events over which we have no control, may have an adverse effect on net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities. Increases in interest rates may adversely affect the ability of our floating rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs.

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

We seek to minimize the adverse effects of changes in interest rates by structuring our asset-liability composition to obtain the maximum spread. We use interest rate sensitivity analysis and a simulation model to assist us in estimating the optimal asset-liability composition. However, such management tools have inherent limitations that impair their effectiveness. Moreover, the long-term effects of the Federal Reserve’s unprecedented quantitative easing and tapering of it is unknown. There can be no assurance that we will be successful in minimizing the adverse effects of changes in interest rates.

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

We primarily operate in California markets with a concentration of Chinese-American individuals and businesses; however, one of our strategies is to expand beyond California into other domestic markets that have concentrations of Chinese-American individuals and businesses. We currently have operations in seven other states (New York, Texas, Washington, Massachusetts, Illinois, New Jersey, and Nevada) and in Hong Kong. In the course of this expansion, we will encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased expenses and operational difficulties arising from, among other things, our ability to attract sufficient business in new markets, to manage operations in noncontiguous market areas, to comply with all of the various local laws and regulations, and to anticipate events or differences in markets in which we have no current experience.

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

The downturn in the real estate markets in recent years hurt our business because many of our loans are secured by real estate. The real estate collateral securing our borrowers’ obligations is principally located in California, and to a lesser extent, in New York, Texas, Massachusetts, Washington, Illinois, New Jersey, and Nevada. The value of such collateral depends upon conditions in the relevant real estate markets. These include general or local economic conditions and neighborhood characteristics, unemployment rates, real estate tax rates, the cost of operating the properties, governmental regulations and fiscal policies, acts of nature including earthquakes, floods, and hurricanes (which may result in uninsured losses), and other factors beyond our control. The direction of real estate sales and prices in many markets across the United States is not currently predictable and reductions in the value of our real estate collateral could cause us to have to foreclose on the real estate. If we are not able to realize a satisfactory amount upon foreclosure sales, we may have to own the properties, subjecting us to exposure to the risks and expenses associated with ownership. Continued declines in real estate sales and prices coupled with any weakness in the economy and continued high unemployment will result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or a lack of growth or a decrease in deposits, which may cause us to incur losses, adversely affect our capital, and hurt our business.

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

We face substantial competition for deposits, loans, and for other banking services, as well as acquisitions, throughout our market area from the major banks and financial institutions that dominate the commercial banking industry. This may cause our cost of funds to exceed that of our competitors. These banks and financial institutions, including those with foreign ownership, have greater resources than we do, including the ability to finance advertising campaigns and allocate their investment assets to regions of higher yield and demand and make acquisitions. By virtue of their larger capital bases, they have substantially greater lending limits than we do and perform certain functions, including trust services, which are not presently offered by us. We also compete for loans and deposits, as well as other banking services, such as payment services, with savings and loan associations, savings banks, brokerage houses, insurance companies, mortgage companies, credit unions, credit card companies and other financial and non-financial institutions and entities. The consolidation among insured institutions in the financial services industry has increased the level of competition among financial services companies and may adversely affect our ability to market our products and services.

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

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable, illegal, or fraudulent activities of our customers. We have policies and procedures in place that seek to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors, and employees, costly litigation, a decline in revenues, and increased governmental regulation.

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

In recent periods, there has been a rise in electronic fraudulent activity, security breaches, and cyber attacks within the financial services industry, especially in the banking sector. Some financial institutions have reported breaches of their security of their websites and systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over our systems, are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence. Increases in criminal activity levels and sophistication, advances in computer capabilities, or other developments could result in a compromise or breach of the technology, processes, and controls that we use to prevent fraudulent transactions or to protect data about us, our customers, and underlying transactions, as well as of the technology used by our customers to access our systems. These risks may increase in the future as we continue to increase our offerings of mobile services and other Internet or web-based products.

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

Our need to continue to adapt our information technology systems to allow us to provide new and expanded service could present operational issues, require significant capital spending, and disrupt our business.

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

We may incur significant losses as a result of ineffective risk management processes and strategies.

 We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance systems, and internal control and management review processes. However, those systems and review processes and the judgments that accompany their application may not be effective and, as a result, we may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes, particularly in the event of the kinds of dislocations in market conditions experienced over the past several years, which highlight the limitations inherent in using historical data to manage risk. If those systems and review processes prove to be ineffective in identifying and managing risks, our results of operations could be adversely affected.

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

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

●	actual or anticipated quarterly fluctuations in our operating results and financial condition;

●	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

●	failure to meet analysts’ revenue or earnings estimates;

●	speculation in the press or investment community;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	acquisitions of other banks or financial institutions, through FDIC-assisted transactions or otherwise;

●	actions by institutional stockholders;

●	fluctuations in the stock price and operating results of our competitors;

●	general market conditions and, in particular, developments related to market conditions for the financial services industry;

●	proposed or adopted regulatory changes or developments;

●	anticipated or pending investigations, proceedings, or litigation that involve or affect us;

●	successful management of reputational risk; and

●	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified above in “Forward-Looking Statements,” and in this Item 1A — “Risk Factors.” The capital and credit markets can experience volatility and disruption. Such volatility and disruption can reach unprecedented levels, resulting in downward pressure on stock prices and credit availability for certain issuers without regard to their underlying financial strength. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

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

The Federal Reserve Board has previously issued Federal Reserve Supervision and Regulation Letter SR-09-4 that states that bank holding companies are expected to inform and consult with the Federal Reserve supervisory staff prior to taking any actions that could result in a diminished capital base, including any payment or increase in the rate of dividends. In addition, if we are not current in our payment of dividends on our Junior Subordinated Notes, we may not pay dividends on our common stock. Further, new capital conservation buffer requirements will limit the ability of the Bank to pay dividends to the Bancorp if we are not compliant with those capital cushions.

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

The issuance of preferred stock could adversely affect holders of common stock, which may negatively impact their investment.

Our Board of Directors is authorized to issue preferred stock without any action on the part of the stockholders. The board of directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution, or winding up of our business and other terms. If we issue preferred stock in the future that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of the common stock could be adversely affected.

Our outstanding debt securities restrict our ability to pay dividends on our capital stock.

We have issued an aggregate of $121.1 million in trust preferred securities (collectively, the “Trust Preferred Securities).” Payments to investors in respect of the Trust Preferred Securities are funded by distributions on certain series of securities issued by us, with similar terms to the relevant series of Trust Preferred Securities, which we refer to as the “Junior Subordinated Notes.” If we are unable to pay interest in respect of the Junior Subordinated Notes (which will be used to make distributions on the Trust Preferred Securities), or if any other event of default occurs, then we will generally be prohibited from declaring or paying any dividends or other distributions, or redeeming, purchasing or acquiring, any of our capital securities, including the common stock, during the next succeeding interest payment period applicable to any of the Junior Subordinated Notes.

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

Should economic conditions deteriorate, particularly in the California commercial real estate and residential real estate markets where our business is concentrated, we may need to raise more capital to support any additional provisions for loan losses and loan charge-offs. In addition, we may need to raise more capital to meet other regulatory requirements, including new required capital standards, if our losses are higher than expected, if we are unable to meet our capital requirements, or if additional capital is required for our growth. There can be no assurance that we would succeed in raising any such additional capital, and any capital we obtain may dilute the interests of holders of our common stock, or otherwise have an adverse effect on their investment.

The soundness of other financial institutions could adversely affect us.

Financial institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. The failure of financial institutions can also result in increased FDIC assessments for the Deposit Insurance Fund. Any such losses or increased assessments could have a material adverse effect on our financial condition and results of operations.

Item 1B.      Unresolved Staff Comments.

The Company has not received written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued not less than 180 days before the end of its 2013 fiscal year and that remain unresolved.

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

The other branch and representative offices and other properties are leased by the Bank under leases with expiration dates ranging from March 2014 to March 2023, exclusive of renewal options. As of December 31, 2013, the Bank’s investment in premises and equipment totaled $102.0 million, net of accumulated depreciation. See Note 8 and Note 14 to the Consolidated Financial Statements.

Item 3.     Legal Proceedings.

The Company and its subsidiaries and their property are not currently a party or subject to any material pending legal proceeding.

Item 4.     Mine Safety Disclosures.

Not Applicable.

Executive Officers of the Registrant.

The table below sets forth the names, ages, and positions at the Bancorp and the Bank of all executive officers of the Company as of February 15, 2014.

Name	Age	Present Position and Principal Occupation During the Past Five Years

Dunson K. Cheng	69

Chairman of the Board of Directors of Bancorp and the Bank since 1994; Director, President, and Chief Executive Officer of Bancorp since 1990; President of the Bank since 1985; Director of the Bank since 1982.

Peter Wu	65	Director, Executive Vice Chairman, and Chief Operating Officer of Bancorp and the Bank since October 20, 2003.

Anthony M. Tang	60

Executive Vice Chairman of Bancorp and the Bank since October 2013; Director of Bancorp since 1990; Director of the Bank since 1986; Executive Vice President of Bancorp from 1994 to September 2013; Chief Lending Officer of the Bank from 1985 to September 2013; Senior Executive Vice President of the Bank from 1998 to September 2013.

Heng W. Chen	61

Executive Vice President, Chief Financial Officer, and Treasurer of Bancorp since June 2003; Executive Vice President of the Bank since June 2003; Chief Financial Officer of the Bank since January 2004.

Irwin Wong	65

Senior Executive Vice President, and Chief Retail Administration and Regulatory Affairs Officer of the Bank since January 2014; Executive Vice President and Chief Risk Officer of the Bank from 2011 to December 2013; Executive Vice President-Branch Administration of the Bank from 1999 to 2011.

Pin Tai	59	Chief Lending Officer of the Bank since October 2013; Executive Vice President of the Bank since 2006; Deputy Chief Lending Officer and General Manager of Eastern Regions of the Bank from 2010 to September 2013; General Manager of Eastern Regions of the Bank from 2006 to 2009.

Kim R. Bingham	57	Chief Risk Officer of the Bank since January 2014; Executive Vice President of the Bank since 2004; Chief Credit Officer of the Bank from 2004 to December 2013.

Donald S. Chow	63	Executive Vice President and Chief Credit Officer of the Bank since January 2014; Consultant of the Office of the President from August to December 2013.

Perry P. Oei	51	Executive Vice President of Bancorp and the Bank since January 2014; General Counsel of Bancorp and the Bank since 2001; Secretary of Bancorp and the Bank since 2010; Senior Vice President of Bancorp and the Bank from 2004 to December 2013.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the symbol “CATY.” The closing price of our common stock on February 14, 2014, was $24.27 per share, as reported by the NASDAQ Global Select Market.

The following table sets forth the high and low closing prices as reported on the NASDAQ Global Select Market for the periods presented:

	Year Ended December 31,
	2013		2012
	High	Low	High	Low
First quarter	$20.66	$19.06	$18.19	$14.93
Second quarter	20.99	18.37	18.16	15.18
Third quarter	24.68	21.05	18.14	15.71
Fourth quarter	27.63	22.95	19.82	16.61

Holders

As of February 14, 2014, there were approximately 1,582 holders of record of our common stock.

Dividends

The cash dividends per share declared by quarter were as follows:

	Year Ended December 31,
	2013	2012
First quarter	$0.01	$0.01
Second quarter	0.01	0.01
Third quarter	0.01	0.01
Fourth quarter	0.05	0.01
Total	$0.08	$0.04

For information concerning restrictions on the payment of dividends, see Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources — Dividend Policy,” and Note 13 to the Consolidated Financial Statements.

Performance Graph

The graph and accompanying information furnished below shows the cumulative total stockholder return over the past five years assuming the investment of $100 on December 31, 2008 (and the reinvestment of dividends thereafter) in each of our common stock, the S&P 500 Index and the SNL Western Bank Index. The SNL Western Bank Index is a market-weighted index comprised of publicly traded banks and bank holding companies (including the Company) most of which are based in California and the remainder of which are based in eight other western states, including Oregon, Washington, and Nevada. We will furnish, without charge, on the written request of any person who is a stockholder of record as of the record date for the 2014 annual meeting of stockholders, a list of the companies included in the SNL Western Bank Index. Requests for this information should be addressed to Perry Oei, Secretary, Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012.

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

Total Return Performance
Cathay General Bancorp
SNL Western Bank
S&P 500
Index Value
300
250
200
150
100
50
0
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13

		Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Cathay General Bancorp	100.00	32.27	71.65	64.23	84.22	115.64
SNL Western Bank	100.00	91.83	104.05	94.00	118.63	166.91
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19

Source: SNL Financial LC, Charlottesville, VA © 2013

Unregistered Sales of Equity Securities

There were no sales of any equity securities by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

As of December 31, 2013, Bancorp may repurchase up to 622,500 shares of common stock under the November 2007 stock repurchase program, subject to regulatory limitations. No shares were repurchased from 2008 through 2013.

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

Selected Consolidated Financial Data

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except share and per share data)
Income Statement
Interest income	$406,996	$429,744	$453,571	$489,594	$528,731
Interest expense	82,300	108,491	139,881	191,688	246,039
Net interest income before provision for credit losses	324,696	321,253	313,690	297,906	282,692
(Reversal)/Provision for credit losses	(3,000)	(9,000)	27,000	156,900	307,000
Net interest income/(loss) after provision for credit losses	327,696	330,253	286,690	141,006	(24,308)

Securities gains	27,362	18,026	21,131	18,695	55,644
Other non-interest income	32,945	28,481	29,761	13,556	23,010
Non-interest expense	193,833	192,589	185,566	175,711	183,037

Income/(loss) before income tax expense	194,170	184,171	152,016	(2,454)	(128,691)
Income tax expense/(benefit)	70,435	66,128	51,261	(14,629)	(61,912)
Net income/(loss)	123,735	118,043	100,755	12,175	(66,779)
Less: net income attributable to noncontrolling interest	592	605	605	610	611
Net income/(loss) attributable to Cathay General Bancorp	123,143	117,438	100,150	11,565	(67,390)
Dividends on preferred stock	(9,685)	(16,488)	(16,437)	(16,388)	(16,338)
Net income/(loss) attributable to common stockholders	$113,458	$100,950	$83,713	$(4,823)	$(83,728)
Net income/(loss) attributable to common stockholders per common share
Basic	$1.44	$1.28	$1.06	$(0.06)	$(1.59)
Diluted	$1.43	$1.28	$1.06	$(0.06)	$(1.59)
Cash dividends paid per common share	$0.080	$0.040	$0.040	$0.040	$0.205
Weighted-average common shares
Basic	78,954,898	78,719,133	78,633,317	77,073,954	52,629,159
Diluted	79,137,983	78,723,297	78,640,652	77,073,954	52,629,159

Statement of Condition
Investment securities	$1,586,668	$2,065,248	$2,447,982	$2,843,669	$3,550,114
Net loans (1)	7,897,187	7,235,587	6,844,483	6,615,769	6,678,914
Loans held for sale	-	-	760	2,873	54,826
Total assets	10,989,286	10,694,089	10,644,864	10,801,986	11,588,232
Deposits	7,981,305	7,383,225	7,229,131	6,991,846	7,505,040
Federal funds purchased and securities sold under agreements to repurchase	800,000	1,250,000	1,400,000	1,561,000	1,557,000
Advances from the Federal Home Loan Bank	521,200	146,200	225,000	550,000	929,362
Long-term debt	121,136	171,136	171,136	171,136	171,136
Total equity	1,458,971	1,629,504	1,515,633	1,436,105	1,312,744

Common Stock Data
Shares of common stock outstanding	79,589,869	78,778,288	78,652,557	78,531,783	63,459,590
Book value per common share	$18.24	$17.12	$15.75	$14.80	$16.49

Profitability Ratios
Return on average assets	1.17%	1.11%	0.94%	0.10%	(0.58%)
Return on average stockholders' equity	8.00	7.48	6.78	0.81	(5.20)
Dividend payout ratio	5.15	2.68	3.14	27.16	n/m
Average equity to average assets ratio	14.73	14.87	13.98	12.45	11.29
Efficiency ratio	50.35	52.37	50.90	53.22	50.65

* n/m, not meaningful

(1)	Net loans represent gross loans net of loan participations sold, allowance for loan losses, and unamortized deferred loan fees.

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

The Bank offers a wide range of financial services. It currently operates 21 branches in Southern California, 11 branches in Northern California, eight branches in New York State, one branch in Massachusetts, two branches in Texas, three branches in Washington State, three branches in Illinois, one branch in New Jersey, one branch in Nevada, one branch in Hong Kong and two representative offices (one in Shanghai, China, and one in Taipei, Taiwan). The Bank is a commercial bank, servicing primarily individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.

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

Goodwill and Goodwill Impairment

Goodwill represents the excess of costs over fair value of assets of businesses acquired. ASC Topic 805, formerly SFAS No. 141, Business Combinations (Revised 2007), requires an entity to recognize the assets, liabilities, and any non-controlling interest at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. ASC Topic 805 also requires an entity to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed. Contingent considerations are to be recognized at fair value on the acquisition date in a business combination and would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Accounting for Contingencies.” Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of ASC Topic 350, formerly SFAS No. 142. ASC Topic 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360, formerly SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The two-step impairment testing process conducted by us, if needed, begins by assigning net assets and goodwill to our reporting units.  We then complete “step one” of the impairment test by comparing the fair value of each reporting unit (as determined in Note 1 to the Consolidated Financial Statements below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary.  If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment.  Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill.  The implied fair value of goodwill is computed by assuming all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill.  This adjusted goodwill balance is the implied fair value used in step two.  An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value.

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

Results of Operations

Overview

For the year ended December 31, 2013, we reported net income attributable to common stockholders of $113.5 million, or $1.43 per diluted share, compared to net income attributable to common stockholders of $101.0 million, or $1.28 per share, in 2012, and net income attributable to common stockholders of $83.7 million, or $1.06 per share, in 2011. The $12.5 million increase in net income from 2012 to 2013 was primarily the result of decreases in OREO expenses of $15.4 million, increases in gains on sale of securities of $9.4 million, decreases in dividends on preferred stock of $6.8 million, decreases in litigation expenses of $5.8 million, and increases in commissions from wealth management of $2.3 million, offset by increases in prepayment penalties on the prepayment of securities sold under an agreement to repurchase of $10.5 million, increases in salaries and incentive compensation expense of $9.9 million, decreases in the reversal for credit losses of $6.0 million, and increases in tax expense of $4.3 million. The return on average assets in 2013 was 1.17%, improving from 1.11% in 2012, and from 0.94% in 2011. The return on average stockholders’ equity was 8.00% in 2013, improving from 7.48% in 2012, and from 6.78% in 2011.

Highlights

●	Diluted earnings per share increased 11.7% to $1.43 per share for the year ended 2013 compared to $1.28 per share for the year ended 2012.
●	Strong growth in loans – Total loans increased $655.4 million, or 8.8%, during 2013, to $8.1 billion at December 31, 2013, compared to $7.4 billion at December 31, 2012.
●	Redemption in 2013 of all $258 million of the Company’s preferred stock issued under the U.S. Treasury’s TARP Capital Purchase Program.

Net income available to common stockholders and key financial performance ratios are presented below for the three years indicated:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share data)
Net income	$123,143	$117,438	$100,150
Dividends on preferred stock	(9,685)	(16,488)	(16,437)
Net income available to common stockholders	$113,458	$100,950	$83,713
Basic earnings per common share	$1.44	$1.28	$1.06
Diluted earnings per common share	$1.43	$1.28	$1.06
Return on average assets	1.17%	1.11%	0.94%
Return on average stockholders' equity	8.00%	7.48%	6.78%
Total average assets	$10,506,842	$10,617,004	$10,629,217
Total average equity	$1,548,179	$1,579,195	$1,485,545
Efficiency ratio	50.35%	52.37%	50.90%
Effective income tax rate	36.39%	36.02%	33.86%

Net Interest Income

Net interest income increased $3.4 million, or 1.1%, from $321.3 million in 2012 to $324.7 million in 2013. Taxable-equivalent net interest income, using a statutory Federal income tax rate of 35%, totaled $325.2 million in 2013, compared with $323.5 million in 2012, an increase of $1.7 million, or 0.5%. Interest income on tax-exempt securities was $1.0 million, or $1.5 million on a tax-equivalent basis, in 2013 compared to $4.2 million, or $6.4 million on a tax-equivalent basis, in 2012. The increase in net interest income was due primarily to the decrease in interest expense from securities sold under agreements to repurchase and interest expense from time deposits offset by the decrease in interest income from investment securities.

Average loans for 2013 were $7.63 billion, a $535.5 million, or a 7.6%, increase from $7.10 billion in 2012. Compared with 2012, average commercial loans increased $201.8 million, or 10.4%, average residential mortgage loans increased $187.8 million, or 15.2%, and average commercial mortgage loans increased $167.2 million, or 4.52%. Offsetting the above increases was a decrease of $21.3 million, or 10.7%, in average real estate construction loans. Average investment securities were $1.93 billion in 2013, a decrease of $415.8 million, or 17.7%, from 2012, due primarily to decreases of U.S. agency securities of $252.7 million, corporate bonds of $166.3 million, municipal bonds of $100.7 million, trading securities of $47.4 million, and mortgage-backed securities of $32.5 million, offset by increases of U.S. Treasury notes of $214.4 million.

Average interest bearing deposits were $6.33 billion in 2013, an increase of $107.3 million, or 1.7%, from $6.23 billion in 2012, primarily due to increases of $311.7 million in interest-bearing demand deposits, money market deposits, and saving deposits offset primarily by decreases of $204.4 million in time deposits. Average securities sold under agreements to repurchase decreased $389.1 million, or 28.6%, to $972.3 million in 2013 from $1.36 billion in 2012, primarily due to prepayments of securities sold under agreements to repurchase in 2013. Average other borrowings increased $35.0 million, or 92.7%, to $72.7 million in 2013 from $37.7 million in 2012, primarily due to increases in FHLB advances.

Taxable-equivalent interest income decreased $24.5 million, or 5.7%, to $407.5 million in 2013, primarily due to decline in volume on investment securities and decreases in loan yields and by a change in the mix of interest-earning assets as discussed below:

●

Changes in volume: Average interest-earning assets decreased $92.3 million, or 0.9%, to $9.78 billion in 2013, compared with the average interest-earning assets of $9.87 billion in 2012. The decreases in average investment securities of $415.8 million and decreases in average interest bearing deposits of $182.5 million, offset by an increase in average loans balance of $535.5 million in 2013, caused the decreases in interest income. The increase in loan volume contributed to a $26.2 million increases in interest income, offset by the decrease in investment securities volume which caused a $13.5 million decrease in interest income.

●

Decrease in rate: The average yield of interest bearing assets decreased 21 basis points to 4.17% in 2013 from 4.38% in 2012. The rate on taxable investment securities decreased 53 basis points to 2.28% in 2013 from 2.81% in 2012. The decrease in taxable investment securities yields caused a $10.9 million decline in interest income. The rate on loans decreased 36 basis points to 4.72% in 2013 from 5.08% in 2012. The decrease in loan yield caused a $26.9 million decline in interest income.

●

Change in the mix of interest-earning assets: Average gross loans, which generally have a higher yield than other types of investments, comprised 78.1% of total average interest-earning assets in 2013, an increase from 71.9% in 2012. Average securities comprised 19.8% of total average interest-bearing assets in 2013, a decrease from 23.8% in 2012.

Interest expense decreased by $26.2 million to $82.3 million in 2013, compared with $108.5 million in 2012, primarily due to decreased cost from time deposits and securities sold under agreements to repurchase. The overall decrease in interest expense was primarily due to a net decrease in rate and a net decrease in volume as discussed below:

●

Decrease in volume: Average interest-bearing liabilities decreased $248.5 million in 2013, due primarily to the decrease in time deposits and securities sold under agreements to repurchase. The decrease in volume caused interest expense to decline by $15.8 million.

●

Decrease in rate: The average cost of interest bearing liabilities decreased 30 basis points from 1.39% in 2012 to 1.09% in 2013 due primarily to a decrease of 16 basis points in the average cost of time deposits to 0.80% in 2013 from 0.96% in 2012 and a decrease of 21 basis points in average cost of securities sold under agreements to repurchase to 3.88% in 2013 from 4.09% in 2012. The decline in rate caused interest expense to decline by $10.4 million.

●

Change in the mix of interest-bearing liabilities: Average interest bearing deposits of $6.33 billion increased to 83.9% of total interest-bearing liabilities in 2013 compared to 79.9% in 2012. Offsetting the increases, average securities sold under agreements to repurchase decreased to 12.9% of total interest-bearing liabilities in 2013 compared to 17.5% in 2012.

Our taxable-equivalent net interest margin, defined as taxable-equivalent net interest income to average interest-earning assets, increased 5 basis points to 3.33% in 2013 from 3.28% in 2012. The increase in net interest margin from the prior year primarily resulted from decreases in the rate on interest bearing deposits and the prepayment of securities sold under agreements to repurchase.

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

Average interest bearing deposits were $6.23 billion in 2012, an increase of $83.7 million, or 1.4%, from $6.14 billion in 2011 primarily due to increases of $238.9 million in all deposit types, offset primarily by decreases of $155.2 million in brokered time deposits. Average FHLB advances and other borrowings decreased $280.9 million, or 88.2%, to $37.7 million in 2012 from $318.6 million in 2011, primarily due to prepayments of FHLB advances in 2012. Average securities sold under agreements to repurchase decreased $86.9 million, or 6.0%, to $1.36 billion in 2012 from $1.45 billion in 2011, primarily due to prepayments of securities sold under agreements to repurchase in 2012.

Taxable-equivalent interest income decreased $23.9 million, or 5.2%, to $432.0 million in 2012 primarily due to decline in volume on investment securities and decreases in loan yields and by a change in the mix of interest-earning assets as discussed below:

●

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

●

Decrease in rate: The average yield of interest bearing assets decreased 25 basis points to 4.38% in 2012 from 4.63% in 2011. The rate on taxable investment securities decreased 53 basis points from 3.34% in 2011 to 2.81% in 2012. The decrease in taxable investment securities yields caused a $12.3 million decline in interest income. The rate on loans decreased 16 basis points from 5.24% in 2011 to 5.08% in 2012. The decrease in loan yield caused a $10.9 million decline in interest income.

●

Change in the mix of interest-earning assets: Average gross loans, which generally have a higher yield than other types of investments, comprised 71.9% of total average interest-earning assets in 2012, an increase from 70.8% in 2011. Average securities comprised 23.8% of total average interest-earning assets in 2012, a decrease from 26.6% in 2011.

Interest expense decreased by $31.4 million to $108.5 million in 2012 compared with $139.9 million in 2011 primarily due to a decreased cost from time deposits, FHLB advances and securities sold under agreements to repurchase. The overall decrease in interest expense was primarily due to a net decrease in rate and a net decrease in volume as discussed below:

●

Decrease in volume: Average interest-bearing liabilities decreased $284.1 million in 2012, due primarily to the decrease in brokered time deposits, the decrease in FHLB advances, and the decrease in securities sold under agreements to repurchase. The decrease in volume caused interest expense to decline by $10.5 million.

●

Decrease in rate: The average cost of interest bearing liabilities decreased 34 basis points to 1.39% in 2012 from 1.73% in 2011, due primarily to a decrease of 25 basis points in the average cost of interest bearing deposits to 0.76% in 2012 from 1.01% in 2011 and a decrease of 306 basis points in the average cost of FHLB advances and other borrowings to 0.72% in 2012 from 3.78% in 2011. The decline in rate caused interest expense to decline by $20.9 million.

●

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

 Interest-Earning Assets and Interest-Bearing Liabilities

	2013 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)	2012 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)	2011 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)
	(Dollars in thousands)
Interest-Earning Assets:
Commercial loans	$2,148,763	$84,680	3.94%	$1,946,986	$81,684	4.20%	$1,662,937	$72,188	4.34%
Residential mortgages	1,420,434	66,229	4.66	1,232,573	60,644	4.92	1,140,936	57,541	5.04
Commercial mortgages	3,868,837	198,904	5.14	3,701,613	207,541	5.61	3,822,757	220,070	5.76
Real estate construction loans	177,093	10,010	5.65	198,363	10,440	5.26	316,323	14,352	4.54
Other loans	15,403	136	0.88	15,541	334	2.15	17,583	429	2.44
Loans (1)	7,630,530	359,959	4.72	7,095,076	360,643	5.08	6,960,536	364,580	5.24
Taxable securities	1,903,541	43,412	2.28	2,216,857	62,395	2.81	2,484,629	83,083	3.34
Tax-exempt securities (3)	29,076	1,531	5.27	131,530	6,401	4.87	134,245	6,489	4.83
FHLB stock	33,446	1,480	4.43	47,938	485	1.01	58,999	177	0.30
Federal funds sold & securities purchased under agreements to resell	-	-	-	14,986	18	0.12	84,493	83	0.10
Interest-bearing deposits	184,654	1,150	0.62	367,138	2,042	0.56	113,566	1,430	1.26
Total interest-earning assets	$9,781,247	$407,532	4.17	$9,873,525	$431,984	4.38	$9,836,468	$455,842	4.63
Non-interest Earning Assets:
Cash and due from banks	149,196			126,476			161,711
Other non-earning assets	769,388			819,986			872,638
Total non-interest earning assets	918,584			946,462			1,034,349
Less: Allowance for loan losses	(181,272)			(194,385)			(233,744)
Deferred loan fees	(11,717)			(8,598)			(7,856)
Total Assets	$10,506,842			$10,617,004			$10,629,217

Interest-Bearing Liabilities:
Interest-bearing demand deposits	$634,506	$1,017	0.16	$516,246	$792	0.15	426,252	756	0.18
Money market deposits	1,215,347	7,034	0.58	1,059,841	5,938	0.56	979,253	7,351	0.75
Savings deposits	488,932	374	0.08	451,022	365	0.08	411,953	482	0.12
Time deposits	3,993,508	31,964	0.80	4,197,906	40,278	0.96	4,323,833	53,625	1.24
Total interest-bearing deposits	6,332,293	40,389	0.64	6,225,015	47,373	0.76	6,141,291	62,214	1.01
Federal funds purchased	-	-	-	-	-	-	27	0	1.29
Securities sold under agreements to repurchase	972,329	37,692	3.88	1,361,475	55,699	4.09	1,448,363	60,733	4.19
FHLB advances and other borrowings	72,687	528	0.73	37,717	270	0.72	318,606	12,044	3.78
Long-term debt	169,492	3,691	2.18	171,136	5,149	3.01	171,136	4,890	2.86
Total interest-bearing liabilities	7,546,801	82,300	1.09	7,795,343	108,491	1.39	8,079,423	139,881	1.73
Non-interest Bearing Liabilities:
Demand deposits	1,325,781			1,157,343			996,215
Other liabilities	86,081			85,123			68,034
Stockholders' equity	1,548,179			1,579,195			1,485,545
Total liabilities and stockholders' equity	$10,506,842			$10,617,004			$10,629,217

Net interest spread (4)			3.08%			2.99%			2.90%
Net interest income (4)		$325,232			$323,493			$315,961
Net interest margin (4)			3.33%			3.28%			3.21%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)

The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory federal income tax rate of 35%.

(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory federal income tax rate of 35%.

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	2013 - 2012 Increase/(Decrease) in Net Interest Income Due to:			2012 - 2011 Increase/(Decrease) in Net Interest Income Due to:
	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate	Total Change
	(In thousands)
Interest-Earning Assets
Deposits with other banks	$(1,113)	$221	$(892)	$1,767	$(1,155)	$612
Federal funds sold and securities purchased under agreements to resell	(9)	(9)	(18)	(80)	15	(65)
Taxable securities	(8,104)	(10,879)	(18,983)	(8,380)	(12,308)	(20,688)
Tax-exempt securities (2)	(5,356)	486	(4,870)	(132)	44	(88)
FHLB stock	(187)	1,182	995	(39)	347	308
Loans	26,215	(26,899)	(684)	6,965	(10,902)	(3,937)
Total increase (decrease) in interest income	11,446	(35,898)	(24,452)	101	(23,959)	(23,858)

Interest-Bearing Liabilities
Interest-bearing demand deposits	188	37	225	146	(110)	36
Money market deposits	895	201	1,096	567	(1,980)	(1,413)
Savings deposits	30	(21)	9	42	(159)	(117)
Time deposits	(1,887)	(6,427)	(8,314)	(1,521)	(11,826)	(13,347)
Securities sold under agreemensts to repurchase	(15,215)	(2,792)	(18,007)	(3,580)	(1,454)	(5,034)
FHLB advances and other borrowings	253	5	258	(6,134)	(5,640)	(11,774)
Long-term debt	(49)	(1,409)	(1,458)	-	259	259
Total decrease in interest expense	(15,785)	(10,406)	(26,191)	(10,480)	(20,910)	(31,390)
Change in net interest income	$27,231	$(25,492)	$1,739	$10,581	$(3,049)	$7,532

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)

The amount of interest earned has been adjusted to a fully tax-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory federal income tax rate of 35%.

Provision for Credit Losses

The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance for loan losses and an allowance for off-balance sheet unfunded credit commitments that management believes to be sufficient to absorb credit losses inherent in the Bank’s loan portfolio and credit commitments. The Bank recorded a negative $3.0 million provision for credit losses in 2013 compared with a negative $9.0 million in 2012, and a positive $27.0 million in 2011. Net charge-offs for 2013 were $6.4 million, or 0.08% of average loans, compared to net charge-offs for 2012 of $14.7 million, or 0.2% of average loans, and compared to net charge-offs for 2011 of $66.2 million, or 1.0% of average loans. The decreases in provision for credit losses and net charge-offs in 2013 were primarily due to decreases in non-performing loans.

Non-interest Income

Non-interest income increased $13.8 million, or 29.7%, to $60.3 million for 2013, from $46.5 million for 2012, and compared to $50.9 million for 2011.  Non-interest income includes depository service fees, letters of credit commissions, securities gains (losses), gains (losses) from loan sales, gains from sale of premises and equipment, and other sources of fee income. These other fee-based services include wire transfer fees, safe deposit fees, fees on loan-related activities, fee income from our Wealth Management division, and foreign exchange fees.

The increase in non-interest income from 2012 to 2013 was primarily due to a combination of the following:

●

A $9.4 million increase in securities gains. We sold securities of $1.0 billion and recorded net gains on sale of securities of $27.4 million in 2013 compared to security sales of $544.2 million and recorded net gains on sale of securities of $18.0 million in 2012.

●	A $2.3 million increase in wealth management commissions.
●	A $1.1 million increase in miscellaneous loan fees and loan service fees.
●	A $398,000 increase in commission on foreign exchange transactions, a $333,000 increase in trading security revenue, and a $288,000 decrease in net losses on interest rate swaps.

The decrease in non-interest income of $4.4 million, or 8.6%, from 2011 to 2012 was primarily due to a combination of the following:

●

A $3.1 million decrease in securities gains. We sold securities of $544.2 million and recorded net gains on sale of securities of $18.0 million in 2012 compared to security sales of $1.3 billion and $21.1 million net gains on sale of securities in 2011.

●	A $2.6 million decrease in gains on sale of loans.
●	A $1.2 million decrease in foreign exchange income.

Non-interest Expense

Non-interest expense includes expenses related to salaries and benefits of employees, occupancy expenses, marketing expenses, computer and equipment expenses, amortization of core deposit intangibles, and other operating expenses. Non-interest expense totaled $193.8 million in 2013 compared with $192.6 million in 2012. The increase of $1.2 million, or 0.6%, in non-interest expense in 2013 compared to 2012 was primarily due to a combination of the following:

●

Costs associated with debt redemptions due to prepayment penalties on securities sold under agreements to repurchase increased $10.5 million, or 86%, to $22.6 million in 2013 from $12.1 million in 2012.

●

Salaries and employee benefits increased $9.9 million, or 12.6%, primarily due to the hiring of new employees as well as the addition of temporary employees related to our core system conversion completed in July 2013.

●	Professional service expense increased $2.8 million, or 12.9%, due primarily to the increases in legal collection expense, consulting expense and data processing service expense.
●

Offsetting the above increases were a decrease of $15.4 million in OREO expenses primarily due to decreases in OREO operating expense, and write-down provision and a decrease of $5.8 million in litigation expense.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, decreased to 50.35% in 2013 compared to 52.37% in 2012 due primarily to higher non-interest income as explained above.

Non-interest expense totaled $192.6 million in 2012 compared with $185.6 million in 2011. The increase of $7.0 million, or 3.8%, in non-interest expense in 2012 compared to 2011 was primarily due to a combination of the following:

●

Salaries and employee benefits increased $6.5 million, or 9.1%, primarily due to the hiring of new employees as well as the addition of temporary employees related to the upcoming core system conversion.

●	An accrual of $5.8 million related to a jury verdict in a lender liability case on a construction loan where the Bank owns a 50% interest.
●	OREO expenses increased $4.5 million, or 43%, primarily due to decreases of $4.9 million in gains on OREO transactions.
●	Professional service expense increased $1.6 million, or 7.7%, and computer and equipment expenses increased $1.1 million, or 12.7%, due primarily to the upcoming core system conversion.
●	Marketing expenses increased $1.4 million primarily due to special events celebrating the 50th anniversary of the Bank.
●

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

Income Tax Expense

Income tax expense was $70.4 million in 2013, compared to an income tax expense of $66.1 million in 2012, and income tax benefit of $51.3 million in 2011. The effective tax rate was 36.4% for 2013, 36.0% for 2012, and 33.9% for 2011. The effective tax rate differed from the composite statutory composite rate of 42% primarily as a result of low income housing and other tax credits totaling $10.1 million recognized in 2013, $9.4 million recognized in 2012, and $10.1 million recognized in 2011.

Our tax returns are open for audits by the Internal Revenue Service back to 2010 and by the California Franchise Tax Board back to 2003. The Company is under audit by the California Franchise Tax Board for the years 2003 to 2007. From time to time, there may be differences of opinion with respect to the tax treatment accorded transactions. When, and if, such differences occur and the related tax effects become probable and estimable, such amounts will be recognized.

Financial Condition

Total assets were $11.0 billion at December 31, 2013, an increase of $295.2 million, or 2.8%, from $10.7 billion at December 31, 2012, primarily due to increases of $655.4 million in gross loans and increases of $105.0 million in short-term investments, offset by decreases of $478.6 million in investment securities.

Investment Securities

Investment securities were $1.6 billion and represented 14.4% of total assets at December 31, 2013, compared with $2.1 billion, or 19.3%, of total assets at December 31, 2012. During the first quarter of 2013, due to the ongoing discussions regarding corporate income tax rates which could have a negative impact on the after-tax yields and fair values of the Company’s portfolio of municipal securities, the Company determined it may sell such securities in response to market conditions. As a result, the Company reclassified its municipal securities from securities held-to-maturity to securities available-for-sale. Concurrent with this reclassification, the Company also reclassified all other securities held-to-maturity, which together with the municipal securities had an amortized cost on the date of transfer of $722.5 million, to securities available-for-sale. At the reclassification date, a net unrealized gain was recorded in other comprehensive income for these securities totaling $40.5 million. The following table summarizes the carrying value of our portfolio of securities for each of the past two years:

	As of December 31,
	2013	2012
	(In thousands)
Securities Held-to-Maturity:
State and municipal securities	$-	$129,037
Mortgage-backed securities	-	634,757
Corporate debt securities	-	9,974
Total securities held-to-maturity	$-	$773,768
Securities Available-for-Sale:
U.S. treasury securities	$460,193	$509,971
Mortgage-backed securities	952,814	416,694
Collateralized mortgage obligations	6,106	10,168
Asset-backed securities	123	141
Corporate debt securities	150,304	335,977
Mutual funds	5,725	6,079
Preferred stock of government sponsored entities	11,403	2,335
Trust preferred securities	-	10,115
Total securities available-for-sale	$1,586,668	$1,291,480
Total investment securities	$1,586,668	$2,065,248

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

At December 31, 2013, all of the Company’s mortgage-backed securities were rated as investment grade except for three non-agency issues. Total unrealized losses of $64.5 million from all mortgage-backed securities resulted from increases in interest rates subsequent to the date that these securities were purchased. The Company's unrealized loss on investments in corporate bonds relates to nine issues of investments in bonds of financial institutions, all of which were investment grade at the date of acquisition and as of December 31, 2013. The unrealized losses were primarily caused by the widening of credit and liquidity spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that these mortgage-backed securities and corporate bonds would not be settled at a price less than the amortized cost of the investment. Because the Company does not intend to sell and would not be required to sell these investments until a recovery of fair value, which may be maturity, it does not consider its investments in these mortgage-backed securities and corporate bonds to be other-than-temporarily impaired at December 31, 2013.

The temporarily impaired securities represent 62.0% of the fair value of investment securities as of December 31, 2013. Unrealized losses for securities with unrealized losses for less than twelve months represent 6.9%, and securities with unrealized losses for twelve months or more represent 4.7%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rates, credit spreads, or liquidity discounts subsequent to the date that these securities were purchased. At December 31, 2013, 19 issues of securities had unrealized losses for 12 months or longer and 30 issues of securities had unrealized losses of less than 12 months.

At December 31, 2013, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our consolidated statements of operations. We expect to recover the amortized cost basis of our debt securities, and have no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery. The tables below show the fair value, unrealized losses, and number of issuances of the temporarily impaired securities in our investment securities portfolio as of December 31, 2013, and December 31, 2012:

	As of December 31, 2013
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$75,064	$1	1	$-	$-	-	$75,064	$1	1
Mortgage-backed securities	792,012	64,526	25	272	2	7	792,284	64,528	32
Mortgage-backed securities-Non-agency	94	1	1	-	-	-	94	1	1
Collateralized mortgage obligations	68	4	2	301	50	3	369	54	5
Corporate debt securities	9,970	30	1	100,081	4,919	8	110,051	4,949	9
Mutual funds	-	-	-	5,724	275	1	5,724	275	1

Total securities available-for-sale	$877,208	$64,562	30	$106,378	$5,246	19	$983,586	$69,808	49

	As of December 31, 2012
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)

Securities Held-to-Maturity

Total securities held-to-maturity	$-	$-	-	$-	$-	-	$-	$-	-
Securities Available-for-Sale
U.S. treasury securities	$49,969	$5	1	$-	$-	-	$49,969	$5	1
Mortgage-backed securities	231	1	2	170	1	6	401	2	8
Mortgage-backed securities-Non-agency	-	-	-	96	2	1	96	2	1
Collateralized mortgage obligations	-	-	-	439	35	4	439	35	4
Asset-backed securities	-	-	-	141	4	1	141	4	1
Corporate debt securities	52,468	2,532	4	253,430	11,570	22	305,898	14,102	26

Total securities available-for-sale	$102,668	$2,538	7	$254,276	$11,612	34	$356,944	$14,150	41

The scheduled maturities and taxable-equivalent yields by security type are presented in the following tables:

Securites Portfolio Maturity Distribution and Yield Analysis:

	As of December 31, 2013
	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Maturity Distribution:

Securities Available-for-Sale:
U.S. treasury securities	$460,193	$-	$-	$-	$460,193
Mortgage-backed securities(1)	11	28,820	7,263	916,721	952,815
Collateralized mortgage obligations(1)	-	3,632	900	1,574	6,106
Asset-backed securities(1)	-	-	-	123	123
Corporate debt securities	-	49,627	100,677	-	150,304
Mutual funds (2)	-	-	-	5,724	5,724
Preferred stock of government sponsored entities (2)	-	-	-	11,403	11,403
Total securities available-for-sale	$460,204	$82,079	$108,840	$935,545	$1,586,668

Weighted-Average Yield:

Securities Available-for-Sale:
U.S. treasury securities	0.18%	-	-	-	0.18%
Mortgage-backed securities(1)	6.62	4.40	4.56	2.73	2.79
Collateralized mortgage obligations(1)	-	4.78	4.80	7.69	5.53
Asset-backed securities(1)	-	-	-	2.25	2.25
Corporate debt securities	-	1.57	1.51	-	1.53
Mutual funds	-	-	-	2.71	2.71
Total securities available-for-sale	0.18%	2.70%	1.74%	2.71%	1.92%

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2)	There is no stated maturity for mutual funds and equity securities.

Loans

      Loans represented 78.0% of average interest-earning assets during 2013, compared with 71.9% during 2012. Gross loans increased by $655.4 million, or 8.8%, to $8.08 billion at December 31, 2013, compared with $7.43 billion at December 31, 2012. The increase in gross loans was primarily attributable to the following:

•

Commercial loans increased $171.6 million, or 8.1%, to $2.30 billion at December 31, 2013, compared to $2.13 billion at December 31, 2012. Commercial loans consist primarily of short-term loans (typically with a maturity of one year or less) to support general business purposes, or to provide working capital to businesses in the form of lines of credit, trade-finance loans, loans for commercial purposes secured by cash, and SBA loans.

•

Total residential mortgage loans increased by $209.0 million, or 18.2%, to $1.36 billion at December 31, 2013, compared to $1.15 billion at December 31, 2012, primarily due to the low level of interest rates and the rebound in housing sales.

•

Commercial mortgage loans increased $254.6 million, or 6.8%, to $4.02 billion at December 31, 2013, compared to $3.77 billion at December 31, 2012. Total commercial mortgage loans accounted for 49.8% of gross loans at December 31, 2013, compared to 50.7% at December 31, 2012. Commercial mortgage loans consist primarily of commercial retail properties, shopping centers, and owner-occupied industrial facilities, and, secondarily, of office buildings, multiple-unit apartments, hotels, and multi-tenanted industrial properties, and are typically secured by first deeds of trust on such commercial properties. In addition, the Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings where the borrower either uses the property for business purposes or derives income from tenants.

•	Real estate construction loans increased $40.8 million, or 22.5%, to $221.7 million at December 31, 2013, compared to $181.0 million at December 31, 2012.

•	Equity lines decreased $22.6 million, or 11.7%, to $171.3 million at December 31, 2013, compared to $193.9 million at December 31, 2012.

Our lending relates predominantly to activities in the states of California, Nevada, New York, Texas, Washington, Massachusetts, Illinois, and New Jersey, although we have some loans to domestic clients who are engaged in international trade. Loans outstanding in our branch in Hong Kong were $255.6 million as of December 31, 2013, compared to $166.9 million as of December 31, 2012.

      The classification of loans by type and amount outstanding as of December 31 for each of the past five years is presented below:

 Loan Type and Mix

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)

Commercial loans	$2,298,724	$2,127,107	$1,868,275	$1,441,167	$1,307,880
Residential mortgage loans and equity lines	1,526,532	1,340,082	1,186,969	1,061,330	878,266
Commercial mortgage loans	4,023,051	3,768,452	3,748,897	3,940,061	4,065,155
Real estate construction loans	221,701	180,950	237,372	409,986	626,087
Installment and other loans	14,555	12,556	17,699	16,077	21,754

Gross loans	8,084,563	7,429,147	7,059,212	6,868,621	6,899,142

Less:
Allowance for loan losses	(173,889)	(183,322)	(206,280)	(245,231)	(211,889)
Unamortized deferred loan fees	(13,487)	(10,238)	(8,449)	(7,621)	(8,339)
Total loans and leases, net	$7,897,187	$7,235,587	$6,844,483	$6,615,769	$6,678,914
Loans held for sale	$-	$-	$760	$2,873	$54,826

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

Contractual Maturity of Loan Portfolio

	Within One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial loans
Floating rate	$1,053,698	$631,010	$134,726	$1,819,434
Fixed rate	351,688	114,489	13,113	479,290
Residential mortgage loans and equity lines
Floating rate	29	1,337	211,530	212,896
Fixed rate	6,865	16,080	1,290,691	1,313,636
Commercial mortgage loans
Floating rate	423,788	1,203,232	1,129,874	2,756,894
Fixed rate	118,922	792,629	354,606	1,266,157
Real estate construction loans
Floating rate	144,254	62,252	-	206,506
Fixed rate	15,097	98	-	15,195
Installment and other loans
Floating rate	100	-	-	100
Fixed rate	14,199	256	-	14,455
Total Loans	$2,128,640	$2,821,383	$3,134,540	$8,084,563
Floating rate	$1,621,869	$1,897,831	$1,476,130	$4,995,830
Fixed rate	506,771	923,552	1,658,410	3,088,733
Total Loans	2,128,640	2,821,383	3,134,540	8,084,563
Allowance for loan losses				(173,889)
Unamortized deferred loan fees				(13,487)
Net loans				$7,897,187

Deposits

The Bank primarily uses customer deposits to fund its operations, and to a lesser extent borrowings in the form of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and other borrowings. The Bank’s deposits are generally obtained from the Bank’s geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Although the vast majority of the Bank’s deposits are retail in nature, the Bank does engage in certain wholesale activities, primarily accepting deposits generated by brokers or Internet listing services. The Bank considers wholesale deposits to be an alternative borrowing source rather than a customer relationship and, as such, their levels are determined by management’s decisions as to the most economic funding sources. Brokered-deposits totaled $318.2 million, or 4.0%, of total deposits, at December 31, 2013, compared to $65.0 million, or 0.9%, at December 31, 2012.

The Company’s total deposits increased $598.1 million, or 8.1%, to $7.98 billion at December 31, 2013, from $7.38 billion at December 31, 2012, primarily due to a $287.0 million, or 44.6%, increase in time deposits under $100,000, a $172.4 million, or 13.6%, increase in non-interest bearing demand deposits, a $99.6 million, or 8.4%, increase in money market deposits, a $90.7 million, or 15.3%, increase in NOW deposits, and a $25.7 million, or 5.4%, increase in saving deposits, offset by a $77.4 million, or 2.4%, decrease in time deposits of $100,000 or more.

The following table displays the deposit mix for the past three years:

Deposit Mix

	Year Ended December 31,
	2013		2012		2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)

Demand deposits	$1,441,858	18.1%	$1,269,455	17.2%	$1,074,718	14.9%
NOW deposits	683,873	8.6	593,133	8.0	451,541	6.2
Money market deposits	1,286,338	16.1	1,186,771	16.1	951,516	13.2
Saving deposits	499,520	6.2	473,805	6.4	420,030	5.8
Time deposits under $100,000	931,204	11.7	644,191	8.7	832,997	11.5
Time deposits of $100,000 or more	3,138,512	39.3	3,215,870	43.6	3,498,329	48.4
Total	$7,981,305	100.0%	$7,383,225	100.0%	$7,229,131	100.0%

Average total deposits increased $275.7 million, or 3.7%, to $7.66 billion in 2013 compared with average total deposits of $7.38 billion in 2012.

The following table displays average deposits and rates for the past five years:

Average Deposits and Average Rates

	Year Ended December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Demand deposits	$1,325,781	-%	$1,157,343	-%	$996,215	-%	$911,351	-%	$781,391	-%
NOW deposits	634,506	0.16	516,246	0.15	426,252	0.18	397,434	0.23	295,770	0.36
Money market deposits	1,215,347	0.58	1,059,841	0.56	979,253	0.75	966,888	0.90	890,427	1.49
Saving deposits	488,932	0.08	451,022	0.08	411,953	0.12	369,190	0.19	338,781	0.24
Time deposits	3,993,508	0.80	4,197,906	0.96	4,323,833	1.24	4,765,632	1.55	5,084,309	2.33
Total	$7,658,074	0.53%	$7,382,358	0.64%	$7,137,506	0.87%	$7,410,495	1.14%	$7,390,678	1.81%

Management considers the Bank’s time deposits of $100,000 or more (Jumbo CDs) to be generally less volatile than other wholesale funding sources primarily because:

•	approximately 67.7% of the Bank’s Jumbo CDs have been on deposit with the Bank for two years or more;

•	the Jumbo CD portfolio is widely-held with 13,576 individual accounts averaging approximately $252,000 per account owned by 9,004 individual depositors as of December 31, 2013; and

•

the ratio of relatively higher percentage of Jumbo CDs to total deposits exists in most of the Asian-American banks in our California market because of a higher savings rate within the communities we serve.

Management monitors the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the customers the Bank is serving.

Of our Jumbo CDs, approximately 90.8% mature within one year as of December 31, 2013. The following tables display time deposits of $100,000 or more by maturity:

Time Deposits of $100,000 or More by Maturity

At December 31, 2013
(In thousands)
Less than three months	$975,612
Three to six months	613,889
Six to twelve months	1,261,548
Over one year	287,463
Total	$3,138,512

The following table displays time deposits with a remaining term of more than one year at December 31, 2013:

Maturities of Time Deposits with a Remaining Term

of More Than One Year for Each

of the Five Years Following December 31, 2013

(In thousands)
2015	$259,886
2016	154,706
2017	57,601
2018	171,767
2019	11

Borrowings

Borrowings include securities sold under agreements to repurchase, Federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Securities sold under agreements to repurchase were $800.0 million with a weighted average rate of 3.87% at December 31, 2013, compared to $1.25 billion with a weighted average rate of 3.84% at December 31, 2012. In 2013, the Company prepaid securities sold under agreements to repurchase totaling $450 million with a weighted average rate of 3.79% and incurred prepayment penalties of $22.6 million. In 2012, the Company modified $200.0 million of securities sold under agreements to repurchase by extending the term by an additional four years on average, reducing the rate of these agreements by an average of 168 basis points and removing the callable feature of these borrowings. In 2012, the Company prepaid three securities sold under an agreement to repurchase for a total of $150 million with a weighted average rate of 4.43% and incurred prepayment penalties of $9.4 million. In May 2011, the Company prepaid a security sold under an agreement to repurchase of $50 million with a rate of 4.83% and incurred a prepayment penalty of $1.7 million. Five floating-to-fixed rate agreements totaling $300.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 200 basis points to the three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.78% to 5.07%. After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Six fixed-to-floating rate agreements totaling $300.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 12 months. For the remaining term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.50% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. The table below provides summary data for the $600 million of callable securities sold under agreements to repurchase as of December 31, 2013:

(Dollars in millions)	Fixed-to-floating			Floating-to-fixed		Total
Rate type	Float Rate			Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.75%	3.50%	3.50%
Minimum rate	0.0%	0.0%	0.0%
No. of agreements	1	2	3	1	4	11
Amount	$50.0	$100.0	$150.0	$100.0	$200.0	$600.0
Weighted average rate	3.75%	3.50%	3.50%	4.78%	5.00%	4.24%
Final maturity	2014	2014	2015	2014	2017

The table below provides summary data for non-callable fixed rate securities sold under agreements to repurchase as of December 31, 2013:

Maturity	No. of Agreements	Amount (In thousands)	Weighted Average Interest Rate
1 year to 3 years	1	$50,000	2.69%
3 years to 5 years	3	$150,000	2.81%
Total	4	$200,000	2.78%

These transactions are accounted for as collateralized financing transactions and recorded at the amount at which the securities were sold. We may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, and mortgage-backed securities with a fair value of $906.1 million as of December 31, 2013, and $1.4 billion as of December 31, 2012.

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Average amount outstanding during the year (1)	$972,329	$1,361,475	$1,448,363
Maximum amount outstanding at month-end (2)	1,200,000	1,400,000	1,559,000
Balance, December 31	800,000	1,250,000	1,400,000
Rate, December 31	3.87%	3.84%	4.14%
Weighted average interest rate for the year	3.88%	4.09%	4.19%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were January 2013, January 2012, and January 2011.

     Advances from the FHLB were $521.2 million with a weighted average rate of 0.17% at December 31, 2013, compared to $146.2 million with weighted average rate of 0.44% at December 31, 2012. The Company did not prepay advances from the FHLB in 2013 compared to prepayments of $100.0 million at a rate of 4.60% with prepayment penalties of $2.8 million in 2012.

Long-term Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction (the “Bank Subordinated Debt”). The debt had an original maturity term of 10 years, was unsecured and bore interest at a rate of three-month LIBOR plus 110 basis points, payable on a quarterly basis. In March 2011, the maturity term was extended for an additional year. As part of the extension agreement, the rate was increased from LIBOR plus 110 basis points to LIBOR plus 330 basis points for 2011 and 2012, after which it reverts to LIBOR plus 110 basis points. In December 2013, the subordinated debt was prepaid in full with a prepayment penalty of $2,000.

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

At December 31, 2013, Junior Subordinated Notes totaled $121.1 million with a weighted average interest rate of 2.40% compared to $121.1 million with a weighted average rate of 2.47% at December 31, 2012. The Junior Subordinated Notes have a stated maturity term of 30 years. The Junior Subordinated Notes qualify as Tier 1 capital for regulatory reporting purposes. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes our contractual obligations and commitments to make future payments as of December 31, 2013. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(In thousands)

Contractual obligations:
Securities sold under agreements to repurchase (1)	$250,000	$150,000	$200,000	$-	$600,000
Securities sold under agreements to repurchase (2)	-	50,000	150,000	-	200,000
Advances from the Federal Home Loan Bank	475,000	-	46,200	-	521,200
Other borrowings	-	-	-	19,062	19,062
Long-term debt	-	-	-	121,136	121,136
Operating leases	5,745	6,825	2,542	643	15,755
Deposits with stated maturity dates	3,425,745	414,592	229,368	11	4,069,716
Total contractual obligations and other commitments	$4,156,490	$621,417	$628,110	$140,852	$5,546,869

Other commitments:
Commitments to extend credit	1,121,945	550,509	118,830	67,385	1,858,669
Standby letters of credit	42,818	1,782	-	458	45,058
Commercial letters of credit	54,098	-	-	-	54,098
Bill of lading guarantees	80	-	-	-	80
Total contractual obligations and other commitments	$1,218,941	$552,291	$118,830	$67,843	$1,957,905

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

Capital Resources

Stockholders’ Equity

Total equity of $1.46 billion at December 31, 2013, decreased $170.5 million, or 10.5%, compared to $1.63 billion at December 31, 2012, primarily due to the redemption of $258 million of Bancorp’s Series B preferred stock issued under the U.S. Treasury's TARP Capital Purchase Program, increases in unrealized losses on securities available for sale of $30.2 million, redemption of minority interest of $8.4 million, cash dividends paid of $12.6 million, and tax short-fall from stock options of $2.5 million, offset by increases of $123.7 million in net income and $14.8 million from stock options exercised. The Company paid cash dividends of $0.08 per common share in 2013 and $0.04 per common share in 2012.

We participated in the U.S. Treasury TARP Capital Purchase Program under the Emergency Economic Stabilization Act of 2008. Pursuant to this program, on December 5, 2008, the U.S. Treasury purchased 258,000 shares of our Series B preferred stock in the amount of $258.0 million. In conjunction with the purchase of our preferred stock, the U.S. Treasury received warrants to purchase 1,846,374 shares of our common stock at the exercise price of $20.96 with an aggregate market price equal to $38.7 million, 15% of the amount the U.S. Treasury invested. On December 9, 2013, the U.S. Treasury sold all of the warrants it held for a total $13.1 million, or $7.20 per warrant, through a secondary public offering.

As of December 31, 2013, the maximum number of shares that may yet be purchased under our November 2007 stock repurchase program was 622,500 shares. No shares were repurchased during the years from 2008 to 2013.

Capital Adequacy

      Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements. The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At December 31, 2013, our Tier 1 risk-based capital ratio of 15.04%, total risk-based capital ratio of 16.35%, and Tier 1 leverage capital ratio of 12.48%, continued to place the Bancorp in the “well capitalized” category, which is defined as institutions with Tier 1 risk-based capital ratio equal to or greater than 6.00%, total risk-based capital ratio equal to or greater than 10.00%, and Tier 1 leverage capital ratio equal to or greater than 5.00%. The comparable ratios for the Bancorp at December 31, 2012, were Tier 1 risk-based capital ratio of 17.36%, total risk-based capital ratio of 19.12%, and Tier 1 leverage capital ratio of 13.82%.

      A table displaying the Bancorp’s and the Bank’s capital and leverage ratios at December 31, 2013, and 2012, is included in Note 22 to the Consolidated Financial Statements.

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. Commencing with the second quarter of 2009, our Board of Directors reduced our common stock dividend to $.08 per share and to $.01 per share thereafter. In the fourth quarter of 2013, we increased the common stock dividend to $.05 per share. The amount of future dividends will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors. The terms of our Junior Subordinated Notes also limit our ability to pay dividends. If we are not current in our payment of dividends on our Junior Subordinated Notes, we may not pay dividends on our common stock.

Substantially all of the revenues of the Company available for payment of dividends derive from amounts paid to it by the Bank. The Bank paid dividends to Bancorp totaling $138.0 million during 2013 and $154.7 million during 2012. The Bank did not pay dividends to Bancorp in 2011.

The Federal Reserve Board issued Federal Reserve Supervision and Regulation Letter SR-09-4 that states that bank holding companies are expected to inform and consult with the Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid.

On December 17, 2009, the Bancorp entered into a memorandum of understanding with the Federal Reserve Bank of San Francisco (“FRB SF”). Although the memorandum of understanding was terminated effective April 5, 2013, we remain subject to Federal Reserve supervisory policies, including informing and consulting with the FRB SF sufficiently in advance of any planned capital actions (i.e. increased dividend payments or stock redemptions).

Under California State banking law, the Bank may not without regulatory approval pay a cash dividend which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2013, was restricted to approximately $54.0 million.

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

     Total non-performing portfolio assets decreased $13.7 million, or 9.1%, to $137.2 million at December 31, 2013, compared to $150.9 million at December 31, 2012, primarily due to a $20.7 million decrease in non-accrual loans, offset by a $6.6 million increase in OREO.

As a percentage of gross loans plus OREO, our non-performing assets decreased to 1.69% at December 31, 2013, from 2.02% at December 31, 2012. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 208.2% at December 31, 2013, from 176.7% at December 31, 2012.

      The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	As of December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Accruing loans past due 90 days or more	$982	$630	$6,726	$5,006	$-
Non-accrual loans	83,183	103,902	201,197	242,319	280,643
Total non-performing loans	84,165	104,532	207,923	247,325	280,643
Real estate acquired in foreclosure and other assets	52,985	46,384	92,713	77,740	71,014
Total non-performing assets	$137,150	$150,916	$300,636	$325,065	$351,657
Accruing troubled debt restructurings (TDRs)	$117,597	$144,695	$120,016	$136,800	$54,992
Non-accrual TDRs (included in non-accrual loans)	$38,769	$47,731	$50,870	$28,146	$41,609
Non-accrual loans held for sale	$-	$-	$760	$2,873	$54,826
Non-performing assets as a percentage of gross loans and other real estate owned at year-end	1.69%	2.02%	4.20%	4.68%	5.05%
Allowance for credit losses as a percentage of gross loans	2.17%	2.49%	2.95%	3.60%	3.15%
Allowance for credit losses as a percentage of non-performing loans	208.22%	176.68%	100.20%	100.10%	77.36%

The effect of non-accrual loans on interest income for the past five years is presented below:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Non-accrual Loans
Contractual interest due	$5,851	$6,621	$13,049	$17,304	$23,746
Interest recognized	22	1,006	71	4,853	9,830
Net interest foregone	$5,829	$5,615	$12,978	$12,451	$13,916

As of December 31, 2013, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

Non-accrual Loans

Total non-accrual portfolio loans of $83.2 million at December 31, 2013, decreased $20.7 million, or 19.9%, from $103.9 million at December 31, 2012. The allowance for the collateral-dependent impaired loans is calculated by the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent impaired loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

Non-accrual portfolio loans at December 31, 2013, consisted of one residential construction loan totaling $3.3 million, two non-farm non-residential construction loans totaling $25.3 million, 23 commercial real estate loans totaling $13.1 million, three land loans totaling $6.5 million, 27 commercial loans totaling $21.2 million, and 48 residential mortgage loans totaling $13.7 million. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status. The comparable numbers for 2012 were two residential construction loans totaling $3.0 million, three non-farm non-residential construction loans totaling $33.3 million, 35 commercial real estate loans totaling $29.6 million, five land loans totaling $6.1 million, 31 commercial loans totaling $20.0 million, and 49 residential mortgage loans totaling $11.9 million.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	December 31, 2013		December 31, 2012
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/Multi-family residence	$22,370	$2,030	$20,996	$2,073
Commercial real estate	33,079	1,366	56,895	1,433
Land	6,502	-	6,053	-
Personal Property (UCC)	-	17,836	-	16,452
Total	$61,951	$21,232	$83,944	$19,958

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

	December 31, 2013		December 31, 2012
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$31,895	$5,866	$56,995	$2,387
Wholesale/Retail	16,796	3,526	15,398	3,908
Food/Restaurant	569	173	562	341
Import/Export	-	11,667	-	13,309
Other	12,691	-	10,989	13
Total	$61,951	$21,232	$83,944	$19,958

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

Other Real Estate Owned

At December 31, 2013, the net carrying value of other real estate owned (“OREO”) increased $6.6 million, or 14.2%, to $53.0 million from $46.4 million at December 31, 2012. OREO located in California was $10.9 million and was comprised primarily of eight parcels of land zoned for residential purpose of $9.0 million, three commercial use buildings of $564,000, three commercial building construction projects of $635,000, one residential construction project of $530,000, and one parcel of land zoned for commercial purposes of $235,000. OREO located in Texas was $27.3 million and was comprised of three office and commercial use buildings of $12.5 million, six parcels of land zoned for residential purposes of $12.7 million, four commercial building construction projects of $1.3 million and a retail store of $766,000. OREO located in the state of Washington was $6.5 million and was comprised three parcels of land zoned for residential purpose of $667,000 and one office and commercial use building of $5.8 million. OREO located in the state of New York was one office and commercial use building of $893,000. OREO located in North Carolina was one commercial use building of $4.1 million. OREO located in Illinois was $3.3 million and was comprised of one condominium property of $2.4 million, two commercial use properties of $639,000 and one residential property of $202,000.

For 2012, OREO located in California was $12.2 million and was comprised primarily of six parcels of land zoned for residential purpose of $9.1 million, three office and commercial use buildings of $1.7 million, one commercial building construction project of $740,000, one residential construction project of $530,000, and one single family residential property of $179,000. OREO located in Texas was $29.6 million and was comprised of four office and commercial use buildings of $14.4 million, four parcels of land zoned for residential purposes of $12.6 million, two commercial building construction projects of $1.3 million, one parcel of land zoned for non-residential purposes of $1.1 million, and one single family residential property of $169,000. OREO located in the state of Washington was $1.6 million and was comprised one parcel of land zoned for residential purpose of $733,000 and one commercial construction project of $870,000. OREO located in the state of New York was a retail store of $1.2 million. OREO located in Nevada was $1.1 million and was comprised of a commercial use building. OREO in all other states was $752,000 and was comprised of a commercial use property of $376,000 and one retail store of $376,000.

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a formal modification of the terms of a loan when the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including reduction of the stated interest rate, reduction of the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or an extension of the maturity date. Although these loan modifications are considered under ASC Subtopic 310-40, formerly SFAS 15, to be troubled debt restructurings, the loans must have, pursuant to the Bank’s policy, performed under the restructured terms and have demonstrated sustained performance under the modified terms for six months before being returned to accrual status. The sustained performance considered by management pursuant to its policy includes the periods prior to the modification if the prior performance met or exceeded the modified terms. This would include cash paid by the borrower prior to the restructure to set up interest reserves.

Troubled debt restructurings on accrual status totaled $117.6 million at December 31, 2013, and were comprised of 64 loans, a decrease of $27.1 million, compared to 61 loans totaling $144.7 million at December 31, 2012. TDRs at December 31, 2013, were comprised of 13 retail shopping and commercial use building loans of $44.2 million, ten office and commercial use building loans of $28.6 million, four hotel loans of $17.2 million, 25 single family residential loans of $20.0 million, two warehouse loans of $1.6 million, five commercial loans of $5.3 million, and five multi-family residential loans of $748,000. We expect that the troubled debt restructuring loans on accruing status as of December 31, 2013, which are all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. The comparable TDRs at December 31, 2012, were comprised of sixteen retail shopping and commercial use building loans of $68.1 million, fifteen office and commercial use building loans of $40.4 million, two hotel loans of $12.4 million, seventeen single family residential loans of $19.1 million, two land loans of $2.3 million, six commercial loans of $1.3 million, and three multi-family residential loans of $1.1 million. A summary of TDRs by type of loans and by accrual/non-accrual status is shown below:

	December 31, 2013
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$9,112	$2,916	$2,708	$14,736
Real estate construction loans	-	-	5,834	5,834
Commercial mortgage loans	11,333	9,389	70,200	90,922
Residential mortgage loans	1,564	1,024	3,517	6,105
Total accruing TDRs	$22,009	$13,329	$82,259	$117,597

	December 31, 2013
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$2,866	$1,352	$-	$4,218
Real estate construction loans	-	16,009	-	9,263	25,272
Commercial mortgage loans	1,443	2,168	-	1,843	5,454
Residential mortgage loans	241	2,206	-	1,378	3,825
Total non-accrual TDRs	$1,684	$23,249	$1,352	$12,484	$38,769

	December 31, 2012
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$531	$3,020	$-	$413	$3,964
Real estate construction loans	-	-	-	5,834	5,834
Commercial mortgage loans	27,003	16,656	739	85,783	130,181
Residential mortgage loans	1,461	1,024	-	2,231	4,716
Total accruing TDRs	$28,995	$20,700	$739	$94,261	$144,695

	December 31, 2012
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$912	$-	$1,518	$-	$2,430
Real estate construction loans	-	16,767	9,579	-	-	26,346
Commercial mortgage loans	1,685	2,817	5,746	-	5,076	15,324
Residential mortgage loans	275	2,010	586	-	760	3,631
Total non-accrual TDRs	$1,960	$22,506	$15,911	$1,518	$5,836	$47,731

The activity within our TDR loans for 2013 and 2012 is shown below:

Accruing TDRs	2013	2012
	(In thousands)
Beginning balance	$144,695	$120,016
New restructurings	21,382	53,958
Restructured loans restored to accrual status	6,851	8,356
Charge-offs	(78)	(251)
Payments	(52,362)	(5,159)
Restructured loans placed on non-accrual	(2,891)	(32,225)
Ending balance	$117,597	$144,695

Non-accrual TDRs	2013	2012
	(In thousands)
Beginning balance	$47,731	$50,870
New restructurings	6,226	12,304
Restructured loans placed on non-accrual	2,891	32,225
Charge-offs	(2,124)	(4,182)
Payments	(4,295)	(33,931)
Foreclosures	(4,809)	(1,199)
Restructured loans restored to accrual status	(6,851)	(8,356)
Ending balance	$38,769	$47,731

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency of over 90 days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring. Those loans with a balance less than our defined selection criteria, generally when a loan amount is $500,000 or less, are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. We obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired. The appraisals are based on “as is” or bulk sale valuations. To ensure that appraised values remain current, we generally obtain an updated appraisal every six months from qualified independent appraisers. Furthermore, if the most current appraisal is dated more than three months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral. If the third party market data indicates that the value of our collateral has declined since the most recent valuation date, we adjust downward the value of the property to reflect current market conditions. If the fair value of the collateral is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs, which range between 3% to 6% of the fair value, depending on the size of impaired loan, is charged off against the allowance for loan losses. Non-accrual impaired loans are not returned to accruing status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due, and are continued to be reviewed for impairment until they are no longer reported as troubled debt restructurings.

We identified impaired loans with a recorded investment of $200.8 million at December 31, 2013, compared to $248.6 million at December 31, 2012. The average balance of impaired loans was $221.2 million in 2013 and $277.8 million in 2012. We considered all non-accrual loans to be impaired. Interest recognized on impaired loans totaled $5.6 million in 2013 and $8.2 million in 2012. As of December 31, 2013, $62.0 million, or 74.5%, of the $83.2 million of non-accrual portfolio loans was secured by real estate. As of December 31, 2012, $83.9 million, or 80.8%, of the $103.9 million of non-accrual loans was secured by real estate. The Bank obtains current appraisals or other available market price information which provides updated factors in evaluating potential loss.

At December 31, 2013, $13.3 million of the $173.9 million allowance for loan losses was allocated for impaired loans and $160.6 million was allocated to the general allowance. At December 31, 2012, $12.2 million of the $183.3 million allowance for loan losses was allocated for impaired loans and $171.1 million was allocated to the general allowance. In 2013, net loan charge-offs were $6.4 million, or 0.08%, of average loans, compared to $14.7 million, or 0.21%, of average loans in 2012.

The allowance for credit losses to non-accrual loans increased to 210.7% at December 31, 2013, from 177.8% at December 31, 2012. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

      The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	At December 31, 2013			At December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(Dollars in thousands)

With no allocated allowance
Commercial loans	$20,992	$18,905	$-	$29,359	$18,963	$-
Real estate construction loans	25,401	15,097	-	9,304	7,277	-
Commercial mortgage loans	105,593	78,930	-	189,871	152,957	-
Residential mortgage and equity lines	4,892	4,892	-	4,303	4,229	-
Subtotal	$156,878	$117,824	$-	$232,837	$183,426	$-
With allocated allowance
Commercial loans	$22,737	$13,063	$2,519	$7,804	$4,959	$1,467
Real estate construction loans	28,475	19,323	3,460	54,718	34,856	8,158
Commercial mortgage loans	39,223	35,613	6,584	14,163	12,928	1,336
Residential mortgage and equity lines	16,535	14,957	721	14,264	12,428	1,222
Subtotal	$106,970	$82,956	$13,284	$90,949	$65,171	$12,183
Total impaired loans	$263,848	$200,780	$13,284	$323,786	$248,597	$12,183

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

As of December 31, 2013, construction loans of $160.8 million were disbursed with pre-established interest reserves of $20.0 million compared to $51.8 million of such loans disbursed with pre-established interest reserves of $9.7 million at December 31, 2012.  The balance for construction loans with interest reserves which have been extended was $20.5 million with pre-established interest reserves of $1.8 million at December 31, 2013, compared to $4.0 million with pre-established interest reserves of $314,000 at December 31, 2012.  Land loans of $32.8 million were disbursed with pre-established interest reserves of $3.0 million at December 31, 2013, compared to $11.2 million land loans disbursed with pre-established interest reserves of $978,000 at December 31, 2012.  The balance for land loans with interest reserves which have been extended was $1.7 million with pre-established interest reserves of $53,000 at December 31, 2013, and zero at December 31, 2012.

At December 31, 2013, $3.3 million of non-accrual residential construction loans, $25.3 million of non-accrual non-residential construction loans, and $32,000 of non-accrual land loans had been originated with pre-established interest reserves.  At December 31, 2013 and at December 31, 2012, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2012, $3.0 million of non-accrual residential construction loans, $33.3 million of non-accrual non-residential construction loans, and $4.2 million of non-accrual land loans had been originated with pre-established interest reserves.   While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in sales or lease of property, or some combination of these two factors.

Loan Concentration

Most of our business activity is with customers located in the predominantly Asian areas of California; New York City; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Nevada; and New Jersey. We have no specific industry concentration, and generally our loans are collateralized with real property or other pledged collateral. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral. We experienced no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of December 31, 2013.

The Federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution's total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 23% of total risk-based capital as of December 31, 2013, and 19% as of December 31, 2012. Total CRE loans represented 249% of total risk-based capital as of December 31, 2013, and 228% as of December 31, 2012, both of which were within the Bank’s internal limit of 300% of total capital. See Part I — Item 1A — “Risk Factors” for a discussion of some of the factors that may affect us.

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

In addition, the Board of Directors of the Bank has established a written credit policy that includes a credit review and control system that it believes should be effective in ensuring that the Bank maintains an adequate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is adequate to absorb losses in the credit portfolio. The determination of the amount of the allowance for credit losses and the provision for credit losses is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectibility when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Additions to the allowance for credit losses are made by charges to the provision for credit losses. Identified credit exposures that are determined to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for credit losses. A weakening of the economy or other factors that adversely affect asset quality can result in an increase in the number of delinquencies, bankruptcies, and defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses. See Part I — Item 1A — “Risk Factors” for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

The allowance for loan losses was $173.9 million and the allowance for off-balance sheet unfunded credit commitments was $1.4 million at December 31, 2013, which represented the amount believed by management to be sufficient to absorb credit losses inherent in the loan portfolio, including unfunded commitments. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $175.3 million at December 31, 2013, compared to $184.7 million at December 31, 2012, a decrease of $9.4 million, or 5.1%. The allowance for credit losses represented 2.17% of period-end gross loans and 208.2% of non-performing loans at December 31, 2013. The comparable ratios were 2.49% of period-end gross loans and 176.7% of non-performing loans at December 31, 2012.

The following table sets forth the information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the past five years:

 Allowance for Credit Losses

	Amount Outstanding as of December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Allowance for loan losses
Balance at beginning of year	$183,322	$206,280	$245,231	$211,889	$122,093
(Reversal)/provision for credit losses	(3,000)	(9,000)	27,000	156,900	307,000
Reversal of reserve for off-balance sheet credit commitments	-	706	268	2,870	2,125
Charge-offs :
Commercial loans	(15,625)	(17,707)	(11,745)	(21,609)	(59,370)
Construction loans-residential	-	(391)	(20,801)	(14,889)	(71,147)
Construction loans-other	-	(774)	(16,699)	(30,432)	(22,128)
Real estate loans	(3,499)	(13,616)	(27,327)	(47,765)	(52,931)
Real estate land loans	(1,318)	(278)	(1,054)	(24,060)	(16,967)
Installment loans and other loans	-	(25)	-	-	(4)
Total charge-offs	(20,442)	(32,791)	(77,626)	(138,755)	(222,547)
Recoveries:
Commercial loans	2,739	1,949	1,774	4,712	904
Construction loans-residential	1,201	3,788	3,808	5,448	1,140
Construction loans-other	1,083	2,365	665	553	-
Real estate loans	5,978	8,820	4,539	933	461
Real estate land loans	2,997	1,202	621	668	692
Installment loans and other loans	11	3	-	13	21
Total recoveries	14,009	18,127	11,407	12,327	3,218
Balance at end of year	$173,889	$183,322	$206,280	$245,231	$211,889
Reserve for off-balance sheet credit commitments
Balance at beginning of year	$1,363	$2,069	$2,337	$5,207	$7,332
Provision reversal for credit losses	-	(706)	(268)	(2,870)	(2,125)
Balance at end of year	$1,363	$1,363	$2,069	$2,337	$5,207

Average loans outstanding during the year (1)	$7,630,530	$7,094,197	$6,959,331	$6,879,457	$7,262,831
Ratio of net charge-offs to average loans outstanding during the year (1)	0.08%	0.21%	0.95%	1.84%	3.02%
(Reversal)/provision for credit losses to average loans outstanding during the year (1)	-0.04%	-0.13%	0.39%	2.28%	4.23%
Allowance for credit losses to non-performing portfolio loans at year-end (2)	208.22%	176.68%	100.20%	100.10%	77.36%
Allowance for credit losses to gross loans at year-end (1)	2.17%	2.49%	2.95%	3.60%	3.15%

(1)	Excluding loans held for sale
(2)	Excluding non-accrual loans held for sale

Our allowance for loan losses consists of the following:

•

Specific allowance: For impaired loans, we provide specific allowances for loans that are not collateral dependent based on an evaluation of the present value of the expected future cash flows discounted at the loan’s effective interest rate and for loans that are collateral dependent based on the fair value of the underlying collateral, which is determined by the most recent valuation information received, which may be adjusted based on factors such as changes in market conditions from the time of valuation. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established.

•

General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and common risk characteristics. The non-impaired loans are grouped into 23 segments: two commercial segments, ten commercial real estate segments, three residential construction segments, three non-residential construction segments, one SBA segment, one installment loans segment, one residential mortgage segment, one equity lines of credit segment, and one overdrafts segment. The allowance is provided for each segmented group based on the group’s historical loan loss experience aggregated by loan risk classifications which takes into account the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral if collateral dependent, charge-off history, management’s knowledge of the portfolio, general economic conditions, and environmental factors which include the trends in delinquency and non-accrual, and other significant factors, such as the national and local economy, volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and concentration of credit. In addition, management reviews reports on past-due loans to ensure appropriate classifications. During the first quarter of 2011, we combined the number of segments for construction loans from nine to two by consolidating the previous three geographic groups of East Coast, Texas and all other regions into one bankwide region in light of the convergence of credit quality for construction loans of the three separate regions, which increased the allowance for loan losses by $4.8 million.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

	As of December 31,
	2013		2012		2011		2010		2009
	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans
	(Dollars in thousands)
Type of Loans:
Commercial loans	$65,103	28.2%	$66,101	27.4%	$65,658	23.9%	$63,919	19.7%	$57,815	20.2%
Residential mortgage loans and equity lines	12,005	18.6	11,703	17.4	10,795	16.4	9,668	13.9	8,480	11.4
Commercial mortgage loans	84,753	50.7	82,473	52.2	108,021	54.9	128,347	58.3	100,494	56.8
Real estate construction loans	11,999	2.3	23,017	2.8	21,749	4.5	43,261	7.8	45,086	11.3
Installment and other loans	29	0.2	28	0.2	57	0.3	36	0.3	14	0.3

Total	$173,889	100.0%	$183,322	100.0%	$206,280	100.0%	$245,231	100.0%	$211,889	100.0%

 The allowance allocated to commercial loans decreased $1.0 million to $65.1 million at December 31, 2013, from $66.1 million at December 31, 2012, due primarily to decreases in loans classified as special mentioned and substandard loans. At December 31, 2013, 27 commercial loans totaling $21.2 million were on non-accrual status compared to 31 commercial loans totaling $20.0 million at December 31, 2012. Commercial loans comprised 15.9% of impaired loans and 25.5% of non-accrual portfolio loans at December 31, 2013, compared to 9.6% of impaired loans and 19.2% of non-accrual portfolio loans at December 31, 2012.

The allowance allocated to residential mortgage loans and equity lines increased $302,000, to $12.0 million at December 31, 2013, from $11.7 million at December 31, 2012, primarily due to an increase in residential mortgage loans and equity lines of $186.5 million, or 13.9%, to $1.5 billion at December 31, 2013, from $1.3 billion at December 31, 2012.

The allowance allocated to commercial mortgage loans increased to $84.8 million at December 31, 2013, from $82.5 million at December 31, 2012, which was primarily due to the growth in commercial mortgage loans to $4.0 billion at December 31, 2013, from $3.8 billion at December 31, 2012. The overall allowance for total commercial mortgage loans was 2.1% at December 31, 2013, compared to 2.2% at December 31, 2012. At December 31, 2013, 26 commercial mortgage loans totaling $19.6 million were on non-accrual status. At December 31, 2012, 40 commercial mortgage loans totaling $35.7 million were on non-accrual status. Commercial mortgage loans comprised 57.1% of impaired loans and 23.6% of non-accrual portfolio loans at December 31, 2013, compared to 66.7% of impaired loans and 34.4% of non-accrual portfolio loans at December 31, 2012.

The allowance allocated for construction loans decreased $11.0 million to $12.0 million, or 5.4% of construction loans at December 31, 2013, compared to $23.0 million, or 12.7% of construction loans at December 31, 2012, primarily due to decreases in classified loans. Two construction loans totaling $25.3 million were on non-accrual status at December 31, 2013, compared to five loans totaling $36.3 million at December 31, 2012. Construction loans comprised 17.1% of impaired loans and 34.4% of non-accrual portfolio loans at December 31, 2013, compared to 17.0% of impaired loans and 34.9% of non-accrual portfolio loans at December 31, 2012.

Also, see Part I — Item 1A — “Risk Factors” for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

Liquidity

      Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. At December 31, 2013 and at December 31, 2012, our liquidity ratio (defined as net cash and short-term and marketable securities to net deposits and short-term liabilities) was 15.3%.

      The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2013, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.36 billion. Total advances from the FHLB of San Francisco were $521.2 million at December 31, 2013. These borrowings bear fixed rates and are secured by loans. See Note 10 to the Consolidated Financial Statements. At December 31, 2013, the Bank pledged $119.1 million of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $110.2 million from the Federal Reserve Bank Discount Window at December 31, 2013.

      Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At December 31, 2013, investment securities totaled $1.59 billion, with $926.5 million pledged as collateral for borrowings and other commitments. The remaining $665.1 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 90.8% of our time deposits mature within one year or less as of December 31, 2013. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity for the next twelve months to the Bank to meet its operating needs.

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

We monitor and manage our interest rate risk through analyzing the re-pricing characteristics of our loans, securities, deposits, and borrowings on an on-going basis. The primary objective is to minimize the adverse effects of changes in interest rates on our earnings, and ultimately the underlying market value of equity, while structuring our asset-liability composition to obtain the maximum spread. Management uses certain basic measurement tools in conjunction with established risk limits to regulate its interest rate exposure. Due to the limitations inherent in any individual risk management tool, we use a simulation model to measure and quantify the impact to our profitability as well as to estimate changes to the market value of our assets and liabilities.

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

      We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At December 31, 2013, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 0.4%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 4.1%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 1.0%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 0.6%.

      Our simulation model also projects the net market value of our portfolio of assets and liabilities. We have established a tolerance level to value the net market value of our portfolio of assets and liabilities in our policy to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. At December 31, 2013, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net market value of our portfolio of assets and liabilities would increase by 1.6%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net market value of our assets and liabilities would increase by 0.2%.

Quantitative Information about Interest Rate Risk

The following table shows the carrying value of our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, as well as the instruments’ total fair values at December 31, 2013, and 2012. For assets, expected maturities are based on contractual maturity. For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits. We use certain assumptions to estimate fair values and expected maturities which are described in Note 17 to the Consolidated Financial Statements. Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts. Off-balance sheet financial instruments represent fair values. The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

								December 31,
	Average							2013		2012
	Interest	Expected Maturity Date at December 31,							Fair		Fair
	Rate	2014	2015	2016	2017	2018	Thereafter	Total	Value	Total	Value
	(Dollars in thousands)
Interest-Sensitive Assets:
Mortgage-backed securities and collateralized mortgage obligations	2.81%	$102,566	$94,171	$85,769	$75,456	$63,997	$536,961	$958,920	$958,921	$1,061,619	$1,102,421
Other investment securities	0.56	460,193	-	-	39,625	10,002	117,928	627,748	927,747	1,003,628	1,012,965
Gross loans receivable:
Commercial	3.70	1,405,387	267,899	174,815	139,828	162,957	147,838	2,298,724	2,287,490	2,127,107	2,122,877
Residential mortgage	4.65	6,893	4,603	2,836	4,323	5,656	1,502,221	1,526,532	1,537,149	1,340,082	1,351,638
Commercial mortgage	4.80	542,710	351,033	461,522	521,936	661,370	1,484,480	4,023,051	3,905,328	3,768,452	3,695,865
Real estate construction	5.45	159,352	58,876	2,065	1,408	-	-	221,701	221,549	180,950	180,559
Installment & other	2.06	14,299	226	30	-	-	-	14,555	14,555	12,556	11,863
Trading securities	1.35	4,936	-	-	-	-	-	4,936	4,936	4,703	4,703
Interest Sensitive Liabilities:
Other interest-bearing deposits	0.38	389,372	372,487	241,468	189,838	155,459	1,121,106	2,469,730	2,469,730	2,253,709	2,253,709
Time deposits	0.81	3,425,745	259,886	154,706	57,601	171,767	11	4,069,716	4,066,050	3,860,061	3,865,851
Securities sold under agreements to repurchase	3.87	250,000	150,000	50,000	250,000	100,000	-	800,000	852,835	1,250,000	1,361,585
Advances from the Federal Home Loan Bank	0.17	475,000	-	-	21,200	25,000	-	521,200	521,560	146,200	146,789
Other borrowings	4.06	-	-	-	-	-	19,062	19,062	16,107	18,713	14,573
Long-term debt	2.40	-	-	-	-	-	121,136	121,136	58,970	171,136	98,392

Off-Balance Sheet Financial Instruments:
Commitments to extend credit		1,121,945	426,959	123,550	49,230	69,600	67,385	1,858,669	(2,187)	1,740,463	(1,875)
Standby letters of credit		42,818	1,732	50	-	-	458	45,058	(205)	44,672	(204)
Other letters of credit		54,098	-	-	-	-	-	54,098	(31)	71,073	(34)
Bill of lading guarantees		80	-	-	-	-	-	80	-	77	-

Country Risk Exposures

The Company’s total assets were $11.0 billion and total foreign country risk net exposures were $927.2 million at December 31, 2013, compared to total assets of $10.7 billion and total foreign country risk net exposures of $844.6 million at December 31, 2012. Total foreign country risk net exposures at December 31, 2013, were comprised primarily of $321.7 million from Hong Kong, $202.9 million from England, $200.3 million from China, $51.5 million from Switzerland, $53.4 million from France, $30.2 million from Australia, $26.8 million from Canada, $17.1 million from the Philippines, $9.3 million from Singapore, $5.8 million from Germany, $5.8 million from Taiwan, and $1.8 million from Macau. Total foreign country risk net exposures at December 31, 2012, were comprised primarily of $274.7 million from Hong Kong, $209.0 million from England, $149.0 million from China, $60.8 million from Switzerland, $60.0 million from France, $50.0 million from Australia, $17.9 million from Taiwan, $10.0 million from Luxembourg, $8.4 million from Canada, $2.5 million from Singapore, and $1.6 million from Macau.

All foreign country risk net exposures were to non-sovereign counterparties except $19.1 million due from the Hong Kong Monetary Authority at December 31, 2013 and $16.2 million at December 31, 2012.

Unfunded exposures were $29.9 million at December 31, 2013, and were comprised of $29.0 million of unfunded loans to two financial institutions in China and $860,000 of unfunded loans to two borrowers in Taiwan. Unfunded exposures were $40.4 million at December 31, 2012, and were comprised of $40.0 million of unfunded loans to two financial institutions in China, a $250,000 unfunded loan to a corporation in Canada, and a $190,000 unfunded loan to a borrower in Taiwan.

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

As of December 31, 2011, we had five interest rate swap agreements with two major financial institutions in the notional amount of $300.0 million for a period of three years. These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities. These five interest rate swap agreements all matured in the third quarter of 2012. The net amount accrued on these interest rate swaps and the changes in the market value of these interest rate swaps were recorded as a reduction to other non-interest income in the amount of $288,000 in 2012 compared to $4.9 million in 2011.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counter parties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At December 31, 2013, the notional amount of option contracts totaled $200,000 with a net positive fair value of $83. Spot and forward contracts in the total notional amount of $267.6 million had a positive fair value of $6.2 million at December 31, 2013. Spot and forward contracts in the total notional amount of $236.3 million had a negative fair value of $6.1 million at December 31, 2013. At December 31, 2012, the notional amount of option contracts totaled $209,000 with a net negative fair value of $2,000. Spot and forward contracts in the total notional amount of $188.1 million had a positive fair value of $2.9 million at December 31, 2012. Spot and forward contracts in the total notional amount of $133.7 million had a negative fair value of $1.6 million at December 31, 2012.

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

There have not been any changes in the Company’s disclosure controls and procedures that occurred during its fourth fiscal quarter of 2013 that have materially affected or are reasonably likely to materially affect these controls and procedures.

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

As of December 31, 2013, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (1992),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria.

      KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cathay General Bancorp:

We have audited Cathay General Bancorp’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cathay General Bancorp's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cathay General Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission..

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Cathay General Bancorp and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/ KPMG LLP

Los Angeles, California

February 28, 2014

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our executive officers, directors, compliance with Section 16 of the Securities and Exchange Act of 1934, the code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, and matters relating to corporate governance is incorporated herein by reference from the information set forth under the captions “Proposal One—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors and Corporate Governance” and “Code of Ethics” in our Definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders (our “Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference from the information set forth under the captions “Board of Directors and Corporate Governance—Compensation of Directors,” “Executive Compensation,” and “Potential Payments Upon Termination or Change in Control” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2013, with respect to compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)]
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	2,812,874	$31.81	2,640,264
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	2,812,874	$31.81	2,640,264

Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference from the information set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Proposal One—Election of Directors— Security Ownership of Nominees, Continuing Directors, and Named Executive Officers” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the information set forth under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “Board of Directors and Corporate Governance— Director Independence” in our Proxy Statement.

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

3.2	Amended and Restated Bylaws, effective February 20, 2014.+

3.3

Certificate of Designation of Series A Junior Participating Preferred Stock. Previously filed with the Securities and Exchange Commission on February 28, 2012, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.

3.4	Certificate of Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series B.+

4.1

Indenture, dated as of March 30, 2007, between Cathay General Bancorp and LaSalle Bank National Association (including form of debenture). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.

4.1.1

Amended and Restated Declaration of Trust of Cathay Capital Trust III, dated as of March 30, 2007. Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.

4.1.2

Guarantee Agreement, dated as of March 30, 2007, between Cathay General Bancorp and LaSalle Bank National Association. Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.

4.1.3	Form of Capital Securities of Cathay Capital Trust III (included within Exhibit 4.1.1).

4.2	Warrant to purchase up to 1,846,374 shares of Common Stock, issued on December 5, 2008.+

4.2.1

Warrant Agreement, dated as of December 4, 2013. Previously filed with the Securities and Exchange Commission on December 4, 2013, as an exhibit to Bancorp’s Registration Statement on Form 8-A, and incorporated herein by reference.

4.2.2	Form of Warrant (included within Exhibit 4.2.1).

4.3	Form of Preferred Share Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B.+

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

10.4.1	First Amendment to Cathay Bancorp, Inc. Equity Incentive Plan.**+

10.5

GBC Bancorp 1999 Employee Stock Incentive Plan. Previously filed with the Securities and Exchange Commission on February 28, 2012, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.**

10.6

Cathay Bank Bonus Deferral Agreement (Amended and Restated). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.7

Cathay General Bancorp 2005 Incentive Plan (Amended and Restated). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.7.1

Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Award Agreement. Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.7.2

Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.7.3

Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory) (Nonemployee Director). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.7.4

Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Unit Agreement. Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.7.5

Form of Cathay General Bancorp 2005 Incentive Plan Stock Award Agreement to be used for the purposes of granting certain salary awards. Previously filed with the Securities and Exchange Commission on June 8, 2012, as an exhibit to Bancorp’s Current Report on Form 8-K and incorporated herein by reference.**

10.8	Letter Agreement, dated December 5, 2008, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the U.S. Treasury.+

10.9	Form of Waiver, executed by each of Messrs. Dunson K. Cheng, Peter Wu, Anthony M. Tang, Heng W. Chen, Irwin Wong, Kim R. Bingham, and Perry P. Oei.**+

10.9.1

Form of Consent, executed by each of Messrs. Dunson K. Cheng, Peter Wu, Anthony M. Tang, Heng W. Chen, Irwin Wong, Kim R. Bingham, and Perry P. Oei as to adoption of amendments to Benefit Plans as required by Section 111(b) of EESA.**+

10.9.2

Form of Consent, executed by each of Messrs. Dunson K. Cheng, Peter Wu, Anthony M. Tang, Heng W. Chen, Irwin Wong, Kim R. Bingham, and Perry P. Oei as to adoption of amendments to Benefit Plans as required by Section 111(b) of EESA, as amended by the American Recovery Reinvestment Act of 2009. Previously filed with the Securities and Exchange Commission on March 16, 2010, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.**

10.10	Amended and Restated Change of Control Employment Agreement for Dunson K. Cheng dated as of December 18, 2008.**+

10.10.1	Amended and Restated Change of Control Employment Agreement for Peter Wu dated as of December 18, 2008.**+

10.10.2	Amended and Restated Change of Control Employment Agreement for Anthony M. Tang dated as of December 18, 2008.**+

10.10.3	Amended and Restated Change of Control Employment Agreement for Heng W. Chen dated as of December 18, 2008.**+

10.10.4	Amended and Restated Change of Control Employment Agreement for Irwin Wong dated as of December 18, 2008.**+

10.10.5	Amended and Restated Change of Control Employment Agreement for Kim Bingham dated as of December 18, 2008.**+

10.10.6	Amended and Restated Change of Control Employment Agreement for Perry P. Oei dated as of December 18, 2008.**+

10.11

Form of Restricted Stock Unit Agreement (Performance Shares – EPS), used to award performance-based restricted stock units under the Company’s 2005 Incentive Plan.  Previously filed with the Securities and Exchange Commission on December 24, 2013, as an exhibit to Bancorp’s Annual Report on Form 8-K, and incorporated herein by reference.**

10.12

Form of Restricted Stock Unit Agreement (Performance Shares – TSR), used to award performance-based restricted stock units under the Company’s 2005 Incentive Plan.  Previously filed with the Securities and Exchange Commission on December 24, 2013, as an exhibit to Bancorp’s Annual Report on Form 8-K, and incorporated herein by reference.**

10.13

Form of Restricted Stock Unit Agreement (Clawback Rider), used in connection with award performance-based restricted stock units under the Company’s 2005 Incentive Plan.  Previously filed with the Securities and Exchange Commission on December 24, 2013, as an exhibit to Bancorp’s Annual Report on Form 8-K, and incorporated herein by reference.**

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. +

21.1	Subsidiaries of Bancorp.+

23.1	Consent of Independent Registered Public Accounting Firm.+

24.1	Power of Attorney.+

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

99.1	Annual Certification of the Principal Executive Officer Pursuant to 31 C.F.R. §30.15.+

99.2	Annual Certification of the Principal Financial Officer Pursuant to 31 C.F.R. §30.15.+

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

**	Management contract or compensatory plan or arrangement.
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

Cathay General Bancorp

By:	/s /Dunson K. Cheng
Dunson K. Cheng
Chairman, President, and Chief Executive Officer

Date: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ s / Dunson K. Cheng	President, Chairman of	February 28, 2014
Dunson K. Cheng	the Board, Director, and Chief Executive Officer (principal executive officer)

/ s / Heng W. Chen	Executive Vice President,	February 28, 2014
Heng W. Chen	Chief Financial Officer/Treasurer (principal financial officer) (principal accounting officer)

/ s / Peter Wu	Director	February 28, 2014
Peter Wu

/ s / Anthony M. Tang	Director	February 28, 2014
Anthony M. Tang

/ s / Kelly L. Chan	Director	February 28, 2014
Kelly L. Chan

/ s / Michael M.Y. Chang	Director	February 28, 2014
Michael M.Y. Chang

/ s / Thomas C.T. Chiu	Director	February 28, 2014
Thomas C.T. Chiu

/ s / Nelson Chung	Director	February 28, 2014
Nelson Chung

/ s / Felix S. Fernandez	Director	February 28, 2014
Felix S. Fernandez

/ s / Jane Jelenko	Director	February 28, 2014
Jane Jelenko

/ s / Patrick S.D. Lee	Director	February 28, 2014
Patrick S.D. Lee

/ s / Ting Liu	Director	February 28, 2014
Ting Liu

/ s / Joseph C.H. Poon	Director	February 28, 2014
Joseph C.H. Poon

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F - 2

Consolidated Balance Sheets at December 31, 2013 and 2012	F - 3

Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2013, 2012, and 2011	F - 4

Consolidated Statements of Changes in Stockholders' Equity for each of the years ended December 31, 2013, 2012, and 2011	F - 5

Consolidated Statements of Cash Flows for each of the years ended December 31, 2013, 2012, and 2011	F - 6

Notes to Consolidated Financial Statements	F - 8

Parent-only condensed financial information of Cathay General Bancorp is included in Note 20 to the Consolidated Financial Statements in this Annual Report on Form 10-K	F - 52

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cathay General Bancorp:

We have audited the accompanying Consolidated Balance Sheets of Cathay General Bancorp and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Cathay General Bancorp and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cathay General Bancorp’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

February 28, 2014

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$153,747	$144,909
Short-term investments and interest bearing deposits	516,938	411,983
Securities held-to-maturity (market value of $823,906 in 2012	-	773,768
Securities available-for-sale (amortized cost of $1,637,965 in 2013 and $1,290,676 in 2012)	1,586,668	1,291,480
Trading securities	4,936	4,703
Loans	8,084,563	7,429,147
Less: Allowance for loan losses	(173,889)	(183,322)
Unamortized deferred loan fees, net	(13,487)	(10,238)
Loans, net	7,897,187	7,235,587
Federal Home Loan Bank stock	25,000	41,272
Other real estate owned, net	52,985	46,384
Affordable housing investments, net	84,108	85,037
Premises and equipment, net	102,045	102,613
Customers’ liability on acceptances	32,194	41,271
Accrued interest receivable	24,274	26,015
Goodwill	316,340	316,340
Other intangible assets, net	2,230	6,132
Other assets	190,634	166,595
Total assets	$10,989,286	$10,694,089

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$1,441,858	$1,269,455
Interest-bearing deposits:
NOW deposits	683,873	593,133
Money market deposits	1,286,338	1,186,771
Savings deposits	499,520	473,805
Time deposits under $100,000	931,204	644,191
Time deposits of $100,000 or more	3,138,512	3,215,870
Total deposits	7,981,305	7,383,225

Securities sold under agreements to repurchase	800,000	1,250,000
Advances from the Federal Home Loan Bank	521,200	146,200
Other borrowings for affordable housing investments	19,062	18,713
Long-term debt	121,136	171,136
Acceptances outstanding	32,194	41,271
Other liabilities	55,418	54,040
Total liabilities	9,530,315	9,064,585
Commitments and contingencies	-	-
Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized, none issued and outstanding at December 31, 2013, 258,000 issued and outstanding in 2012	-	254,580
Common stock, $0.01 par value, 100,000,000 shares authorized, 83,797,434 issued and 79,589,869 outstanding at December 31, 2013, and 82,985,853 issued and 78,778,288 outstanding at December 31, 2012	838	830
Additional paid-in-capital	784,489	768,925
Accumulated other comprehensive income/(loss), net	(29,729)	465
Retained earnings	829,109	721,993
Treasury stock, at cost (4,207,565 shares at December 31, 2013, and at December 31, 2012)	(125,736)	(125,736)
Total Cathay General Bancorp stockholders' equity	1,458,971	1,621,057
Noncontrolling interest	-	8,447
Total equity	1,458,971	1,629,504
Total liabilities and equity	$10,989,286	$10,694,089

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable	$359,959	$360,643	$364,580
Investment securities- taxable	43,412	62,395	83,083
Investment securities- nontaxable	995	4,161	4,218
Federal Home Loan Bank stock	1,480	485	177
Federal funds sold and securities purchased under agreement to resell	-	18	83
Deposits with banks	1,150	2,042	1,430
Total interest and dividend income	406,996	429,744	453,571
INTEREST EXPENSE
Time deposits of $100,000 or more	27,211	33,441	42,204
Other deposits	13,178	13,932	20,010
Interest on securities sold under agreements to repurchase	37,692	55,699	60,733
Advances from the Federal Home Loan Bank	528	270	12,033
Long-term debt	3,691	5,149	4,890
Short-term borrowings	-	-	11
Total interest expense	82,300	108,491	139,881
Net interest income before provision for credit losses	324,696	321,253	313,690
(Reversal)/provision for credit losses	(3,000)	(9,000)	27,000
Net interest income after provision for credit losses	327,696	330,253	286,690
NON-INTEREST INCOME
Securities gains, net	27,362	18,026	21,131
Letters of credit commissions	6,281	6,316	5,644
Depository service fees	5,701	5,453	5,420
Other operating income	20,963	16,712	18,697
Total non-interest income	60,307	46,507	50,892
NON-INTEREST EXPENSE
Salaries and employee benefits	88,276	78,377	71,849
Occupancy expense	14,846	14,608	14,225
Computer and equipment expense	9,768	9,591	8,508
Professional services expense	24,574	21,768	20,209
FDIC and State assessments	7,351	8,339	12,494
Marketing expense	3,403	4,607	3,175
Other real estate owned (income)/expense	(235)	15,116	10,583
Operations of investments in affordable housing	7,253	6,306	8,153
Amortization of core deposit premium	4,533	5,663	5,859
Cost associated with debt redemption	22,557	12,120	20,231
Other operating expense	11,507	16,094	10,280
Total non-interest expense	193,833	192,589	185,566
Income before income tax expense	194,170	184,171	152,016
Income tax expense	70,435	66,128	51,261
Net income	123,735	118,043	100,755
Less: net income attributable to noncontrolling interest	592	605	605
Net income attributable to Cathay General Bancorp	123,143	117,438	100,150
Dividends on preferred stock	(9,685)	(16,488)	(16,437)
Net income attributable to common stockholders	$113,458	$100,950	$83,713
Other comprehensive (loss)/income, net of tax:
Unrealized holding (losses)/gains arising during the year	(14,335)	19,645	4,538
Less: reclassification adjustment for gains included in net income	15,859	10,448	12,248
Total other comprehensive (loss)/income, net of tax	(30,194)	9,197	(7,710)
Total comprehensive income	$92,949	$126,635	$92,440
Net income attributable to common stockholders per common share
Basic	$1.44	$1.28	$1.06
Diluted	$1.43	$1.28	$1.06
Basic average common shares outstanding	78,954,898	78,719,133	78,633,317
Diluted average common shares outstanding	79,137,983	78,723,297	78,640,652

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2013, 2012, and 2011

(In thousands, except number of shares)

	Preferred Stock		Common Stock		Additional	Accumulated Other				Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Comprehensive Income	Retained Earnings	Treasury Stock	Noncontrolling Interest	Stockholders' Equity
Balance at December 31, 2010	258,000	$247,455	78,531,783	$827	$762,509	$(1,022)	$543,625	$(125,736)	$8,447	$1,436,105

Dividend Reinvestment Plan	-	-	21,281	1	286	-	-	-	-	287
Restricted stock units vested	-	-	12,633	-	-	-	-	-	-	-
Stock options exercised	-	-	86,860	1	1,306	-	-	-	-	1,307
Tax short-fall from stock options	-	-	-	-	(218)	-	-	-	-	(218)
Stock -based compensation	-	-	-	-	1,758	-	-	-	-	1,758
Cash dividends of $0.04 per share	-	-	-	-	-	-	(3,146)	-	-	(3,146)
Discount accretion and other
adjustment on preferred stock	-	3,537	-	-	-	-	(3,537)	-	-	-
Dividends on preferred stock	-	-	-	-	-	-	(12,900)	-	(605)	(13,505)
Change in other comprehensive loss	-	-	-	-	-	(7,710)	-	-	-	(7,710)
Net income	-	-	-	-	-	-	100,150	-	605	100,755
Balance at December 31, 2011	258,000	250,992	78,652,557	829	765,641	(8,732)	624,192	(125,736)	8,447	1,515,633

Dividend Reinvestment Plan	-	-	17,956	-	291	-	-	-	-	291
Restricted stock units vested	-	-	11,814	-	-	-	-	-	-	-
Stock salary	-	-	45,937	-	788	-	-	-	-	788
Stock options exercised	-	-	50,024	1	763	-	-	-	-	764
Tax short-fall from stock options	-	-	-	-	(620)	-	-	-	-	(620)
Stock -based compensation	-	-	-	-	2,062	-	-	-	-	2,062
Cash dividends of $0.04 per share	-	-	-	-	-	-	(3,149)	-	-	(3,149)
Discount accretion and other adjustment on preferred stock	-	3,588	-	-	-	-	(3,588)	-	-	-
Dividends on preferred stock	-	-	-	-	-	-	(12,900)	-	(605)	(13,505)
Change in other comprehensive loss	-	-	-	-	-	9,197		-	-	9,197
Net income	-	-	-	-	-	-	117,438	-	605	118,043
Balance at December 31, 2012	258,000	254,580	78,778,288	830	768,925	465	721,993	(125,736)	8,447	1,629,504

Dividend Reinvestment Plan	-	-	25,984	-	605	-	-	-	-	605
Redemption of Series B Preferred Stock	(258,000)	(258,000)	-	-	(302)	-	-	-	-	(258,302)
Redemption of noncontrolling interest	-	-	-	-	(191)	-	-	-	(8,447)	(8,638)
Restricted stock units vested	-	-	138,220	1	-	-	-	-	-	1
Stock salary	-	-	52,431	1	1,106	-	-	-	-	1,107
Stock options exercised	-	-	594,946	6	14,749	-	-	-	-	14,755
Tax short-fall from stock options	-	-	-	-	(2,509)	-	-	-	-	(2,509)
Stock -based compensation	-	-	-	-	2,106	-	-	-	-	2,106
Cash dividends of $0.08 per share	-	-	-	-	-	-	(6,342)	-	-	(6,342)
Discount accretion and other adjustment on preferred stock	-	3,420	-	-	-	-	(3,420)	-	-	-
Dividends on preferred stock	-	-	-	-	-	-	(6,265)	-	(592)	(6,857)
Change in other comprehensive loss	-	-	-	-	-	(30,194)	-	-	-	(30,194)
Net income	-	-	-	-	-	-	123,143	-	592	123,735
Balance at December 31, 2013	-	$-	79,589,869	$838	$784,489	$(29,729)	$829,109	$(125,736)	$-	$1,458,971

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash Flows from Operating Activities
Net income	$123,735	$118,043	$100,755
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal)/Provision for credit losses	(3,000)	(9,000)	27,000
(Reversal)/Provision for losses on other real estate owned	(2,122)	10,668	10,385
Deferred tax (benefit)/liability	(15,114)	4,784	13,808
Depreciation	6,690	5,939	6,079
Net gains on sale and transfers of other real estate owned	(1,793)	(369)	(5,243)
Net gains on sale of loans	(879)	(633)	(3,354)
Net gains on sale of loans held for sale	-	-	(88)
Proceeds from sale of loans	42,573	59,589	46,377
Originations of loans held for sale	(41,694)	(58,930)	(14,027)
Decrease in unrealized loss from interest rate swaps	-	(2,634)	(3,874)
Purchase of trading securities	(234)	(163)	(745)
Write-down on venture capital and other investments	409	309	379
Write-down on impaired securities	-	181	200
Gain on sales and calls of securities	(27,362)	(18,025)	(21,131)
Other non-cash interest expense/(income)	1,100	(200)	(480)
Amortization of security premiums, net	4,425	5,306	4,233
Amortization of other intangible assets	4,657	5,798	5,965
Excess tax short-fall from stock options	2,509	620	290
Stock based and stock issued to officers compensation expense	3,213	2,850	1,758
Noncontrolling interest	(592)	(605)	(605)
Net change in accrued interest receivable and other assets	23,525	43,304	2,622
Net change in other liabilities	(4,973)	(2,256)	3,746
Net cash provided by operating activities	115,073	164,576	174,050
Cash Flows from Investing Activities
Increase in short-term investments	(104,955)	(117,027)	(88,634)
Decrease in securities purchased under agreements to resell	-	-	110,000
Purchase of investment securities available-for-sale	(350,130)	(517,513)	(571,093)
Proceeds from maturity and call of investment securities available-for-sale	180,088	552,099	435,000
Proceeds from sale of investment securities available-for-sale	575,358	60,951	524,958
Purchase of mortgage-backed securities available-for-sale	(676,529)	(680,388)	(541,356)
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	669,658	619,169	868,023
Purchase of mortgage-backed securities held-to-maturity	-	-	(480,083)
Proceeds from maturity and call of investment securities held-to-maturity	50,973	376,981	163,855
Redemption of Federal Home Loan Bank stock	16,272	11,717	10,884
Net increase in loans	(676,245)	(395,743)	(362,054)
Purchase of premises and equipment	(6,182)	(3,108)	(2,888)
Proceeds from sales of other real estate owned	19,411	47,866	61,406
Net increase in investment in affordable housing	(9,525)	(1,540)	(968)
Net cash (used in)/provided by investing activities	(311,806)	(46,536)	127,050
Cash Flows from Financing Activities
Net change in deposits	596,964	154,275	237,768
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(450,000)	(150,000)	(161,000)
Advances from Federal Home Loan Bank	2,402,000	531,200	4,734,000
Repayment of Federal Home Loan Bank borrowings	(2,027,000)	(610,000)	(5,059,000)
Cash dividends	(12,606)	(16,049)	(16,046)
Redemption of Series B preferred stock	(258,000)	-	-
Redemption of noncontrolling interest	(8,638)	-	-
Repayment of subordinated debt	(50,000)	-	-
Repayment of other borrowings	-	(880)	(7,584)
Proceeds from shares issued to Dividend Reinvestment Plan	605	291	287
Proceeds from exercise of stock options	14,755	764	1,306
Excess tax short-fall from share-based payment arrangements	(2,509)	(620)	(290)
Net cash provided by/(used in) financing activities	205,571	(91,019)	(270,559)
Increase in cash and cash equivalents	8,838	27,021	30,541
Cash and cash equivalents, beginning of the year	144,909	117,888	87,347
Cash and cash equivalents, end of the year	$153,747	$144,909	$117,888

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$84,848	$112,411	$142,644
Income taxes	$55,521	$36,083	$53,148
Non-cash investing and financing activities:
Net change in unrealized holding (loss)/gain on securities available-for-sale, net of tax	$(30,194)	$9,197	$(7,710)
Transfers to investment securities available-for-sale at fair value	$722,466	$-	$-
Transfers to other real estate owned from loans held for investment	$22,171	$14,389	$83,941
Transfers to other real estate owned from loans held for sale	$-	$-	$2,874
Loans transferred to loans held for sale	$-	$15,986	$4,399
Loans transferred to loans held for investment from held for sale	$-	$500	$-
Loans to facilitate the sale of other real estate owned	$75	$1,785	$7,472
Loans to facilitate the sale of loans	$-	$-	$6,094

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

Organization and Background. The business activities of the Bancorp consist primarily of the operations of the Bank, which owns 100% of the common securities of the following subsidiaries: Cathay Real Estate Investment Trust, GBC Real Estate Investments, Inc., Cathay Holdings LLC, Cathay Holdings 2, LLC, Cathay Holdings 3, LLC, Cathay Community Development Corporation and its wholly owned subsidiary, Cathay New Asia Community Development Corporation. The Bank dissolved Cathay Real Estate Investment Trust on December 23, 2013.

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

Concentrations. The Bank was incorporated in California and started its business from California. Therefore, loans originated and deposits solicited were mainly from California. As of December 31, 2013, gross loans were primarily comprised of 49.8% of commercial mortgage loans and 28.4% of commercial loans. As of December 31, 2013, approximately 59% of the Bank’s residential mortgages were for properties located in California. Total deposits were comprised of 39.3% of time deposit of $100,000 or more (Jumbo CDs) at December 31, 2013, and approximately 67.7% of the Company’s Jumbo CDs have been on deposit with the Company for two years or more.

Allowance for Loan Losses. The determination of the amount of the provision for loan losses charged to operations reflects management’s current judgment about the credit quality of the loan portfolio and takes into consideration changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio and in the terms of loans, changes in the experience, ability and depth of lending management, changes in the volume and severity of past due, non-accrual and adversely classified or graded loans, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, the existence and effect of any concentrations of credit and the effect of competition, legal and regulatory requirements, and other external factors. The nature of the process by which loan losses is determined and the appropriate allowance for loan losses requires the exercise of considerable judgment. The allowance is increased by the provision for loan losses and decreased by charge-offs when management believes the uncollectibility of a loan is confirmed.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Trading securities are reported at fair value, with unrealized gains or losses included in income.

Investment in Federal Home Loan Bank (“FHLB”) Stock. As a member of the FHLB system the Bank is required to maintain an investment in the capital stock of the FHLB. The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB. FHLB stock is carried at cost and is pledged as collateral to the FHLB. FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value. The carrying amount of the FHLB stock was $25.0 million at December 31, 2013, and $41.3 million at December 31, 2012. As of December 31, 2013, the Company owned 250,000 shares of FHLB stock, which was the minimum stock requirement based on outstanding FHLB borrowings of $521.2 million.

Loans. Loans are carried at amounts advanced, less principal payments collected and net deferred loan fees. Interest is accrued and earned daily on an actual or 360-day basis. Interest accruals on business loans and non-residential real estate loans are generally discontinued whenever the payment of interest or principal is 90 days or more past due, based on contractual terms. Such loans are placed on non-accrual status, unless the loan is well secured, and there is a high probability of recovery in full, as determined by management. When loans are placed on non-accrual status, previously accrued but unpaid interest is reversed and charged against current income, and subsequent payments received are generally first applied toward the outstanding principal balance of the loan. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. A non-accrual loan may also be returned to accrual status if all principal and interest contractually due are reasonably assured of repayment within a reasonable period and there has been a sustained period of payment performance, generally six months. Loan origination fees and commitment fees, offset by certain direct loan origination costs, are deferred and recognized over the contractual life of the loan as a yield adjustment. The amortization utilizes the interest method. If a loan is placed on non-accrual status, the amortization of the loan fees and the accretion of discounts are discontinued until the loan is returned to accruing status.

Loans held for sale are carried at the lower of aggregate cost or fair value. Gains and losses are recorded in non-interest income based on the difference between sales proceeds, net of sales commissions, and carrying value.

Loans Acquired Through Transfer. Loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payment, receivables are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowance on these impaired loans reflect only losses incurred after the acquisition.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Troubled Debt Restructured Loan (“TDR”). A TDR is a formal modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, or extension of the maturity date. Although these loan modifications are considered TDRs, accruing TDR loans have, pursuant to the Bank’s policy, performed under the restructured terms and have demonstrated sustained performance under the modified terms for six months before being returned to accrual status. The sustained performance considered by management pursuant to its policy includes the periods prior to the modification if the prior performance met or exceeded the modified terms. This would include cash paid by the borrower prior to the restructure to set up interest reserves. Loans classified as TDRs are reported as impaired loans.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Investments in Affordable Housing. The Company is a limited partner in limited partnerships that invest in low-income housing projects that qualify for Federal and/or State income tax credits. As further discussed in Note 7, the partnership interests are accounted for utilizing the equity method of accounting. As of December 31, 2013, six of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The Company therefore consolidated the financial statements of these six limited partnerships into its Consolidated Financial Statements.

Investments in Venture Capital. The Company invests in limited partnerships that invest in nonpublic companies. These are commonly referred to as venture capital investments. These limited partnership interests represent ownership of less than 5% and are carried under the cost method with other-than-temporary impairment charged against net income.

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

The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The two-step impairment testing process conducted by us, if needed, begins by assigning net assets and goodwill to our reporting units.  The Company then completes “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary.  If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment.  Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill.  The implied fair value of goodwill is computed by assuming that all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill.  This adjusted goodwill balance is the implied fair value used in step two.  An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company has identified two reporting units for its business: the Commercial Lending unit and the Retail Banking unit. The reporting unit fair values were determined based on an equal weighting of (1) a market approach using a combination of price to earnings multiples determined based on a representative peer group applied to 2013 and forecasted 2014 and 2015 earnings, and a price to book multiple and (2) a dividend discount model with the discount rate determined using the same representative peer group. A control premium was then applied to the unit fair values so determined as of December 31, 2013. As a result of this analysis, the Company determined that there was no goodwill impairment at December 31, 2013 as the fair value of all reporting units exceeded the current carrying amount of the units. No assurance can be given that goodwill will not be written down in future periods.

Prior to the Company’s reorganization which was effective October 1, 2013, the Company had identified three reporting units for its business, the Commercial Lending unit, the Retail Banking unit and the East Coast Operations unit. As a result of the Company’s reorganization, the activities of the East Coast Operations unit were assigned to the Commercial Lending unit and the Retail Banking unit and the $81 million of goodwill previously assigned to the East Coast Operations unit was allocated to the Commercial Lending unit and the Retail Banking unit in proportion to the fair value of the activities assigned to such units.

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

At December 31, 2013, the unamortized balance of core deposit premium was $882,000 compared to $4.9 million at December 31, 2012. Aggregate amortization expense for core deposit premium was $4.5 million for 2013, $5.7 million for 2012, and $5.9 million for 2011.

Securities Sold Under Agreements to Repurchase. The Company sells certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying Consolidated Balance Sheets. The securities underlying the agreements remain in the applicable asset accounts.

Stock-Based Compensation. Stock option compensation expense is calculated based on the fair value of the award at the grant date for those options expected to vest, and is recognized as an expense over the vesting period of the grant using the straight-line method. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate. The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Restricted stock units are valued at the closing price of the Company’s stock on the date of the grant. Stock-based compensation is recognized ratably over the requisite service period for all awards.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standard Board (“FASB”) issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU No. 2013-01 clarifies that the scope of Update 2011-11 applies to derivatives, repurchase agreements, and securities lending transactions to the extent that they are either offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 became effective for interim and annual periods beginning on or after January 1, 2013. Adoption of ASU 2013-01 did not have a significant impact on the Company’s consolidated financial statements. See Note 23 to the Company’s consolidated financial statements for the disclosure of adoption of ASU 2013-01.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 amends Topic 220, “Comprehensive Income,” to improve the reporting of reclassification out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified and to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 became effective prospectively for reporting periods beginning after December 15, 2012. Adoption of ASU 2013-02 did not have a significant impact on the Company’s consolidated financial statements. See Note 13 to the Company’s Condensed Consolidated Financial Statements for the disclosure of adoption of ASU 2013-02.

In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 amends Topic 740, “Income Taxes,” to eliminate the diversity on the financial statement presentation of an unrecognized tax benefit. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However , to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 became effective prospectively for reporting periods beginning after December 15, 2013. Adoption of ASU 2013-11 did not have a significant impact on the Company’s Consolidated Financial Statements.

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

The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were $6.5 million for 2013 and $12.9 million for 2012.

3.    Securities Purchased under Agreements to Resell

Securities purchased under agreements to resell are usually collateralized by U.S. government agency and mortgage-backed securities. The counter-parties to these agreements are nationally recognized investment banking firms that meet credit requirements of the Company and with whom a master repurchase agreement has been duly executed.

For those securities obtained under the resale agreements, the collateral is either held by a third party custodian or by the counter party and is segregated under written agreements that recognize the Company’s interest in the securities. Interest income associated with securities purchased under resale agreements was zero for 2013, $18,000 for 2012 and $83,000 for 2011.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.    Investment Securities

Investment Securities. The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of December 31, 2013, and December 31, 2012:

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$460,095	$99	$1	$460,193
Mortgage-backed securities	1,010,294	7,049	64,529	952,814
Collateralized mortgage obligations	5,929	231	54	6,106
Asset-backed securities	123	-	-	123
Corporate debt securities	154,955	298	4,949	150,304
Mutual funds	6,000	-	275	5,725
Preferred stock of government sponsored entities	569	10,834	-	11,403
Total securities available-for-sale	$1,637,965	$18,511	$69,808	$1,586,668
Total investment securities	$1,637,695	$18,511	$69,808	$1,586,668

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
State and municipal securities	$129,037	$9,268	$-	$138,305
Mortgage-backed securities	634,757	40,801	-	675,558
Corporate debt securities	9,974	69	-	10,043
Total securities held-to-maturity	$773,768	$50,138	$-	$823,906

Securities Available-for-Sale
U.S. treasury securities	$509,748	$228	$5	$509,971
Mortgage-backed securities	404,505	12,194	5	416,694
Collateralized mortgage obligations	9,772	430	34	10,168
Asset-backed securities	145	-	4	141
Corporate debt securities	349,973	106	14,102	335,977
Mutual funds	6,000	79	-	6,079
Preferred stock of government sponsored entities	569	1,766	-	2,335
Trust preferred securities	9,964	151	-	10,115
Total securities available-for-sale	$1,290,676	$14,954	$14,150	$1,291,480
Total investment securities	$2,064,444	$65,092	$14,150	$2,115,386

The amortized cost and fair value of investment securities at December 31, 2013, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-for-Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$460,106	$460,204
Due after one year through five years	80,769	82,079
Due after five years through ten years	112,654	108,840
Due after ten years (1)	984,436	935,545
Total	$1,637,965	$1,586,668

(1)	Equity securities are reported in this category

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

Proceeds from sales of mortgage-backed securities were $456.4 million and repayments, maturities and calls of mortgage-backed securities were $213.2 million during 2013 compared to proceeds from sales of $501.1 million and repayments, maturities and calls of $118.1 million during 2012, and proceeds from sales of $759.7 million and repayments, maturities and calls of $108.4 million during 2011. Proceeds from sales of other investment securities were $575.4 million during 2013 compared to $61.0 million during 2012 and $525.0 million during 2011. Proceeds from maturity and calls of investment securities were $231.1 million during 2013 compared to $552.1 million during 2012 and $435.0 million during 2011. In 2013, gains of $29.0 million and losses of $1.6 million were realized on sales and calls of investment securities compared with $18.6 million in gains and $607,000 in losses realized in 2012, and $21.1 million in gains and no losses realized in 2011.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At December 31, 2013, all of the Company’s mortgage-backed securities were rated as investment grade except for three non-agency issues. Total unrealized losses of $64.5 million from all mortgage-backed securities resulted from increases in interest rates subsequent to the date that these securities were purchased. The Company's unrealized loss on investments in corporate bonds relates to nine issues of investments in bonds of financial institutions, all of which were investment grade at the date of acquisition and as of December 31, 2013. The unrealized losses were primarily caused by the widening of credit and liquidity spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that these mortgage-backed securities and corporate bonds would not be settled at a price less than the amortized cost of the investment. Because the Company does not intend to sell and would not be required to sell these investments until a recovery of fair value, which may be maturity, it does not consider its investments in these mortgaged-backed securities and corporate bonds to be other-than-temporarily impaired at December 31, 2013.

The temporarily impaired securities represent 62.0% of the fair value of investment securities as of December 31, 2013. Unrealized losses for securities with unrealized losses for less than twelve months represent 6.9%, and securities with unrealized losses for twelve months or more represent 4.7%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rates, credit spreads or liquidity discounts subsequent to the date that these securities were purchased. At December 31, 2013, 19 issues of securities had unrealized losses for 12 months or longer and 30 issues of securities had unrealized losses of less than 12 months.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At December 31, 2013, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our consolidated statements of operations. We expect to recover the amortized cost basis of our debt securities, and have no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery. The tables below show the fair value, unrealized losses, and number of issuances of the temporarily impaired securities in our investment securities portfolio as of December 31, 2013, and December 31, 2012:

	As of December 31, 2013
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$75,064	$1	1	$-	$-	-	$75,064	$1	1
Mortgage-backed securities	792,012	64,526	25	272	2	7	792,284	64,528	32
Mortgage-backed securities-Non-agency	94	1	1	-	-	-	94	1	1
Collateralized mortgage obligations	68	4	2	301	50	3	369	54	5
Corporate debt securities	9,970	30	1	100,081	4,919	8	110,051	4,949	9
Mutual funds	-	-	-	5,724	275	1	5,724	275	1
Total securities available-for-sale	$877,208	$64,562	30	$106,378	$5,246	19	$983,586	$69,808	49

	As of December 31, 2012
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)

Securities Held-to-Maturity
Total securities held-to-maturity	$-	$-	-	$-	$-	-	$-	$-	-
Securities Available-for-Sale
U.S. treasury securities	$49,969	$5	1	$-	$-	-	$49,969	$5	1
Mortgage-backed securities	231	1	2	170	1	6	401	2	8
Mortgage-backed securities-Non-agency	-	-	-	96	2	1	96	2	1
Collateralized mortgage obligations	-	-	-	439	35	4	439	35	4
Asset-backed securities	-	-	-	141	4	1	141	4	1
Corporate debt securities	52,468	2,532	4	253,430	11,570	22	305,898	14,102	26
Total securities available-for-sale	$102,668	$2,538	7	$254,276	$11,612	34	$356,944	$14,150	41

Investment securities having a carrying value of $926.5 million at December 31, 2013, and $1.45 billion at December 31, 2012, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, and foreign exchange transactions.

5.     Loans

Most of the Company’s business activity is predominately with Asian customers located in Southern and Northern California; New York City; Houston and Dallas, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Nevada; and Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The components of loans in the Consolidated Balance Sheets as of December 31, 2013, and December 31, 2012, were as follows:

	As of December 31,
	2013	2012
	(In thousands)
Type of Loans:
Commercial loans	$2,298,724	$2,127,107
Real estate construction loans	221,701	180,950
Commercial mortgage loans	4,023,051	3,768,452
Residential mortgage loans	1,355,255	1,146,230
Equity lines	171,277	193,852
Installment and other loans	14,555	12,556
Gross loans	8,084,563	7,429,147
Less:
Allowance for loan losses	(173,889)	(183,322)
Unamortized deferred loan fees	(13,487)	(10,238)
Total loans and leases, net	$7,897,187	$7,235,587

The Company pledged real estate loans of $1.6 billion at December 31, 2013, and $1.6 billion at December 31, 2012, to the Federal Home Loan Bank of San Francisco under its specific pledge program. In addition, the Bank pledged $119.1 million at December 31, 2013, and $211.6 million at December 31, 2012, of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program.

Loans serviced for others as of December 31, 2013, totaled $197.6 million and were comprised of $53.3 million of commercial loans, $13.3 million of commercial real estate loans, $12.0 million of construction loans, and $119.0 million of residential mortgages.

The Company has entered into transactions with its directors, executive officers, or principal holders of its equity securities, or the associates of such persons (“Related Parties”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers who are not related parties. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of December 31, 2013. In July 2011, the Bank sold a participation in a substandard real estate loan to a Related Party for $24.5 million, which represented 98% of the contractual balance. In March 2012, the Bank sold participations in two substandard real estate loans to the same Related Party for $7.9 million, which represented 92.5% of the contractual balance. An analysis of the activity with respect to loans to Related Parties for the years indicated is as follows:

	December 31,
	2013	2012
	(In thousands)
Balance at beginning of year	$172,584	$160,069
Additional loans made	64,063	92,249
Payment received	(109,662)	(79,734)
Balance at end of year	$126,985	$172,584

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At December 31, 2013, recorded investment in impaired loans totaled $200.8 million and was comprised of nonaccrual loans of $83.2 million and accruing TDR’s of $117.6 million. At December 31, 2012, recorded investment in impaired loans totaled $248.6 million and was comprised of nonaccrual loans of $103.9 million and accruing TDR’s of $144.7 million. The average balance of impaired loans was $221.2 million in 2013 and $277.8 million in 2012. We considered all non-accrual loans and troubled debt restructurings ("TDR") to be impaired. Interest recognized on impaired loans totaled $5.6 million in 2013 and $9.3 million in 2012. The Bank recognizes interest income on impaired loans based on its existing method of recognizing interest income on non-accrual loans except accruing TDRs. For impaired loans, the amounts previously charged off represent 23.9% at December 31, 2013, and 23.2% at December 31, 2012, of the contractual balances for impaired loans. The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	As of December 31, 2013			As of December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(Dollars in thousands)

With no allocated allowance
Commercial loans	$20,992	$18,905	$-	$29,359	$18,963	$-
Real estate construction loans	25,401	15,097	-	9,304	7,277	-
Commercial mortgage loans	105,593	78,930	-	189,871	152,957	-
Residential mortgage and equity lines	4,892	4,892	-	4,303	4,229	-
Subtotal	$156,878	$117,824	$-	$232,837	$183,426	$-
With allocated allowance
Commercial loans	$22,737	$13,063	$2,519	$7,804	$4,959	$1,467
Real estate construction loans	28,475	19,323	3,460	54,718	34,856	8,158
Commercial mortgage loans	39,223	35,613	6,584	14,163	12,928	1,336
Residential mortgage and equity lines	16,535	14,957	721	14,264	12,428	1,222
Subtotal	$106,970	$82,956	$13,284	$90,949	$65,171	$12,183
Total impaired loans	$263,848	$200,780	$13,284	$323,786	$248,597	$12,183

The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	For the year ended December 31,
	2013	2012	2011	2013	2012	2011
	Average Recorded Investment			Interest Income Recognized

	(In thousands)
Commercial loans	$27,123	$31,798	$48,349	$770	$580	$1,053
Real estate construction loans	37,875	49,094	82,529	284	265	940
Commercial mortgage loans	138,121	178,822	212,555	4,256	8,221	3,101
Residential mortgage and equity lines	18,033	18,062	17,920	289	239	236
Subtotal	$221,152	$277,776	$361,353	$5,599	$9,305	$5,330

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following is a summary of non-accrual loans as of December 31, 2013, 2012, and 2011 and the related net interest foregone for the years then ended:

	2013	2012	2011
	(In thousands)
Non-accrual portfolio loans	$83,183	$103,902	$201,197
Non-accrual loans held-for-sale	-	-	760
Total non-accrual loans	$83,183	$103,902	$201,957

Contractual interest due	$5,851	$6,621	$13,049
Interest recognized	22	1,006	71
Net interest foregone	$5,829	$5,615	$12,978

The following tables present the aging of the loan portfolio by type as of December 31, 2013, and December 31, 2012:

	As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$7,170	$16,562	$-	$21,232	$44,964	$2,253,760	$2,298,724
Real estate construction loans	-	-	-	28,586	28,586	193,115	221,701
Commercial mortgage loans	20,043	7,862	982	19,621	48,508	3,974,543	4,023,051
Residential mortgage loans	3,508	832	-	13,744	18,084	1,508,448	1,526,532
Installment and other loans	100	-	-	-	100	14,455	14,555
Total loans	$30,821	$25,256	$982	$83,183	$140,242	$7,944,321	$8,084,563

	As of December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$16,832	$1,610	$630	$19,958	$39,030	$2,088,077	$2,127,107
Real estate construction loans	-	1,471	-	36,299	37,770	143,180	180,950
Commercial mortgage loans	21,570	3,627	-	35,704	60,901	3,707,551	3,768,452
Residential mortgage loans	5,324	1,972	-	11,941	19,237	1,320,845	1,340,082
Installment and other loans	-	-	-	-	-	12,556	12,556
Total loans	$43,726	$8,680	$630	$103,902	$156,938	$7,272,209	$7,429,147

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At December 31, 2013, accruing TDRs were $117.6 million and non-accrual TDRs were $38.8 million compared to accruing TDRs of $144.7 million and non-accrual TDRs of $47.7 million at December 31, 2012. The Company has allocated specific reserves of $6.9 million to accruing TDRs and $2.2 million to non-accrual TDRs at December 31, 2013, and $1.1 million to accruing TDRs and $7.8 million to non-accrual TDRs at December 31, 2012. The following table presents TDRs that were modified during 2013, their specific reserve at December 31, 2013, and charge-offs during 2013:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-offs
	(Dollars in thousands)

Commercial loans	9	$12,026	$10,860	$550	$1,166
Commercial mortgage loans	5	13,090	13,090	329	-
Residential mortgage and equity lines	11	3,736	3,658	103	78
Total	25	$28,852	$27,608	$982	$1,244

The following table presents TDRs that were modified during 2012, their specific reserve at December 31, 2012, and charge-offs during 2012:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-offs
	(Dollars in thousands)

Commercial loans	9	$3,646	$3,646	$1,213	$-
Commercial mortgage loans	20	62,118	58,393	27	3,725
Residential mortgage and equity lines	14	4,305	4,223	162	82
Total	43	$70,069	$66,262	$1,402	$3,807

The following table presents TDRs that were modified during 2011, their specific reserve at December 31, 2011, and charge-offs during 2011:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-off
	(Dollars in thousands)

Commercial loans	7	$15,025	$15,025	$104	$-
Real estate construction loans	3	33,669	21,522	-	12,147
Commercial mortgage loans	6	17,343	14,294	1	3,049
Residential mortgage and equity lines	3	1,574	1,574	114	-
Total	19	$67,611	$52,415	$219	$15,196

A summary of TDRs by type of concession and by type of loans as of December 31, 2013, December 31, 2012, and December 31, 2011, are shown below:

	As of December 31, 2013
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$9,112	$2,916	$-	$2,708	$14,736
Real estate construction loans	-	-	-	5,834	5,834
Commercial mortgage loans	11,333	9,389	-	70,200	90,922
Residential mortgage loans	1,564	1,024	-	3,517	6,105
Total accruing TDRs	$22,009	$13,329	$-	$82,259	$117,597

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	As of December 31, 2013
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$2,866	$-	$1,352	$-	$4,218
Real estate construction loans	-	16,009	-	-	9,263	25,272
Commercial mortgage loans	1,443	2,168	-	-	1,843	5,454
Residential mortgage loans	241	2,206	-	-	1,378	3,825
Total non-accrual TDRs	$1,684	$23,249	$-	$1,352	$12,484	$38,769

	As of December 31, 2012
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$531	$3,020	$-	$413	$3,964
Real estate construction loans	-	-	-	5,834	5,834
Commercial mortgage loans	27,003	16,656	739	85,783	130,181
Residential mortgage loans	1,461	1,024	-	2,231	4,716
Total accruing TDRs	$28,995	$20,700	$739	$94,261	$144,695

	As of December 31, 2012
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$912	$-	$1,518	$-	$2,430
Real estate construction loans	-	16,767	9,579	-	-	26,346
Commercial mortgage loans	1,685	2,817	5,746	-	5,076	15,324
Residential mortgage loans	275	2,010	586	-	760	3,631
Total non-accrual TDRs	$1,960	$22,506	$15,911	$1,518	$5,836	$47,731

	As of December 31, 2011
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total

Commercial loans	$12,933	$1,756	$-	$431	$15,120
Real estate construction loans	16,820	9,659	-	5,776	32,255
Commercial mortgage loans	471	37,796	2,071	28,935	69,273
Residential mortgage loans	1,294	587	-	1,487	3,368
Total accruing TDRs	$31,518	$49,798	$2,071	$36,629	$120,016

	As of December 31, 2011
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total

Commercial loans	$-	$616	$1,859	$1,506	$-	$3,981
Real estate construction loans	-	13,579	12,376	-	-	25,955
Commercial mortgage loans	-	9,727	-	-	5,076	17,436
Residential mortgage loans	-	2,427	449	-	311	3,498
Total non-accrual TDRs	$-	$26,349	$14,684	$1,506	$5,387	$50,870

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Troubled debt restructurings on accrual status totaled $117.6 million at December 31, 2013, and were comprised of 64 loans, a decrease of $27.1 million, compared to 61 loans totaling $144.7 million at December 31, 2012. TDRs at December 31, 2013, were comprised of 13 retail shopping and commercial use building loans of $44.2 million, ten office and commercial use building loans of $28.6 million, four hotel loans of $17.2 million, 25 single family residential loans of $20.0 million, two warehouses of $1.6 million, five commercial loans of $5.3 million, and five multi-family residential loans of $748,000. We expect that the troubled debt restructuring loans on accruing status as of December 31, 2013, which are all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. The comparable TDRs at December 31, 2012, were comprised of 16 retail shopping and commercial use building loans of $68.1 million, 15 office and commercial use building loans of $40.4 million, two hotel loans of $12.4 million, 17 single family residential loans of $19.1 million, two land loans of $2.3 million, six commercial loans of $1.3 million, and three multi-family residential loans of $1.1 million. The activity within our TDR loans for 2013, 2012, and 2011 are shown below:

Accruing TDRs	2013	2012	2011
	(In thousands)
Beginning balance	$144,695	$120,016	$136,800
New restructurings	21,382	53,958	60,863
Restructured loans restored to accrual status	6,851	8,356	709
Charge-offs	(78)	(251)	(2,341)
Payments	(52,362)	(5,159)	(46,313)
Restructured loans placed on non-accrual	(2,891)	(32,225)	(28,969)
Expiration of loan concession	-	-	(733)
Ending balance	$117,597	$144,695	$120,016

Non-accrual TDRs	2013	2012	2011
	(In thousands)
Beginning balance	$47,731	$50,870	$28,146
New restructurings	6,226	12,304	13,269
Restructured loans placed on non-accrual	2,891	32,225	28,969
Charge-offs	(2,124)	(4,182)	(7,303)
Payments	(4,295)	(33,931)	(3,355)
Foreclosures	(4,809)	(1,199)	(8,147)
Restructured loans restored to accrual status	(6,851)	(8,356)	(709)
Ending balance	$38,769	$47,731	$50,870

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  There were no loans modified as TDRs during the previous twelve months that subsequently defaulted as of December 31, 2013.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty. As of December 31, 2013, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

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

●

Special Mention – Borrower is fundamentally sound and the loan is currently protected but adverse trends are apparent that, if not corrected, may affect ability to repay. Primary source of loan repayment remains viable but there is increasing reliance on collateral or guarantor support.

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

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loans as an active asset is no longer warranted.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables present loan portfolio by risk rating as of December 31, 2013, and as of December 31, 2012:

	As of December 31, 2013
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial loans	$2,108,191	$84,786	$102,088	$3,659	$2,298,724
Real estate construction loans	184,449	-	33,939	3,313	221,701
Commercial mortgage loans	3,686,788	127,436	208,827	-	4,023,051
Residential mortgage and equity lines	1,510,647	-	15,885	-	1,526,532
Installment and other loans	14,555	-	-	-	14,555

Total gross loans	$7,504,630	$212,222	$360,739	$6,972	$8,084,563

	As of December 31, 2012
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial loans	$1,944,989	$76,776	$94,077	$11,265	$2,127,107
Real estate construction loans	109,269	18,000	45,171	8,510	180,950
Commercial mortgage loans	3,344,783	162,455	261,214	-	3,768,452
Residential mortgage and equity lines	1,322,768	816	16,084	414	1,340,082
Installment and other loans	12,556	-	-	-	12,556

Total gross loans	$6,734,365	$258,047	$416,546	$20,189	$7,429,147

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of December 31, 2013, December 31, 2012, and December 31, 2011.

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage and Equity Lines	Consumer and Other	Total
	(In thousands)
December 31, 2013
Loans individually evaluated for impairment
Allowance	$2,519	$3,460	$6,584	$721	$-	$13,284
Balance	$31,968	$34,420	$114,544	$19,848	$-	$200,780

Loans collectively evaluated for impairment
Allowance	$62,584	$8,539	$78,169	$11,284	$29	$160,605
Balance	$2,266,756	$187,281	$3,908,507	$1,506,684	$14,555	$7,883,783

Total allowance	$65,103	$11,999	$84,753	$12,005	$29	$173,889
Total balance	$2,298,724	$221,701	$4,023,051	$1,526,532	$14,555	$8,084,563

December 31, 2012
Loans individually evaluated for impairment
Allowance	$1,467	$8,158	$1,336	$1,222	$-	$12,183
Balance	$23,922	$42,133	$165,885	$16,657	$-	$248,597

Loans collectively evaluated for impairment
Allowance	$64,634	$14,859	$81,137	$10,481	$28	$171,139
Balance	$2,103,185	$138,817	$3,602,567	$1,323,425	$12,556	$7,180,550

Total allowance	$66,101	$23,017	$82,473	$11,703	$28	$183,322
Total balance	$2,127,107	$180,950	$3,768,452	$1,340,082	$12,556	$7,429,147

December 31, 2011
Loans individually evaluated for impairment
Allowance	$3,336	$-	$2,969	$1,247	$-	$7,552
Balance	$45,781	$78,766	$177,058	$20,368	$-	$321,973

Loans collectively evaluated for impairment
Allowance	$62,322	$21,749	$105,052	$9,548	$57	$198,728
Balance	$1,822,494	$158,606	$3,571,839	$1,166,601	$17,699	$6,737,239

Total allowance	$65,658	$21,749	$108,021	$10,795	$57	$206,280
Total balance	$1,868,275	$237,372	$3,748,897	$1,186,969	$17,699	$7,059,212

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2013, 2012, and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage and Equity Lines	Installment and Other Loans	Total
	(In thousands)
2011 Beginning Balance	$63,918	$43,262	$128,348	$9,668	$35	$245,231

Provision for possible loan losses	11,711	11,514	1,454	2,392	197	27,268

Charge-offs	(11,745)	(37,500)	(26,750)	(1,456)	(175)	(77,626)
Recoveries	1,774	4,473	4,969	191	-	11,407
Net Charge-offs	(9,971)	(33,027)	(21,781)	(1,265)	(175)	(66,219)

2011 Ending Balance	$65,658	$21,749	$108,021	$10,795	$57	$206,280
Reserve to impaired loans	$3,336	$-	$2,969	$1,247	$-	$7,552
Reserve to non-impaired loans	$62,322	$21,749	$105,052	$9,548	$57	$198,728
Reserve for off-balance sheet credit commitments	$816	$1,103	$113	$34	$3	$2,069

2012 Beginning Balance	$65,658	$21,749	$108,021	$10,795	$57	$206,280

Provision/(reversal) for possible loan losses	16,201	(3,720)	(23,128)	2,360	(7)	(8,294)

Charge-offs	(17,707)	(1,165)	(11,762)	(2,132)	(25)	(32,791)
Recoveries	1,949	6,153	9,342	680	3	18,127
Net Charge-offs	(15,758)	4,988	(2,420)	(1,452)	(22)	(14,664)

2012 Ending Balance	$66,101	$23,017	$82,473	$11,703	$28	$183,322
Reserve to impaired loans	$1,467	$8,158	$1,336	$1,222	$-	$12,183
Reserve to non-impaired loans	$64,634	$14,859	$81,137	$10,481	$28	$171,139
Reserve for off-balance sheet credit commitments	$837	$390	$98	$34	$3	$1,362

2013 Beginning Balance	$66,101	$23,017	$82,473	$11,703	$28	$183,322

Provision/(reversal) for possible loan losses	11,888	(13,302)	(2,500)	924	(10)	(3,000)

Charge-offs	(15,625)	-	(3,945)	(872)	-	(20,442)
Recoveries	2,739	2,284	8,725	250	11	14,009
Net Charge-offs	(12,886)	2,284	4,780	(622)	11	(6,433)

2013 Ending Balance	$65,103	$11,999	$84,753	$12,005	$29	$173,889
Reserve to impaired loans	$2,519	$3,460	$6,584	$721	$-	$13,284
Reserve to non-impaired loans	$62,584	$8,539	$78,169	$11,284	$29	$160,605
Reserve for off-balance sheet credit commitments	$909	$304	$111	$34	$1	$1,359

An analysis of the activity in the allowance for credit losses for the years ended December 31, 2013, 2012, and 2011 is as follows:

	December 31,
	2013	2012	2011
	(In thousands)
Allowance for Loan Losses
Balance at beginning of year	$183,322	$206,280	$245,231
(Reversal)/provision for credit losses	(3,000)	(9,000)	27,000
Transfers from reserve for off-balance sheet credit commitments	-	706	268
Loans charged off	(20,442)	(32,791)	(77,626)
Recoveries of charged off loans	14,009	18,127	11,407
Balance at end of year	$173,889	$183,322	$206,280
Reserve for Off-balance Sheet Credit Commitments
Balance at beginning of year	$1,363	$2,069	$2,337
Provision for credit losses/transfers	-	(706)	(268)
Balance at end of year	$1,363	$1,363	$2,069

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.     Other Real Estate Owned

At December 31, 2013, the net carrying value of other real estate owned (“OREO”) increased $6.6 million, or 14.2%, to $53.0 million from $46.4 million at December 31, 2012. OREO located in California was $10.9 million and was comprised primarily of eight parcels of land zoned for residential purpose of $9.0 million, three commercial use buildings of $564,000, three commercial building construction projects of $635,000, one residential construction project of $530,000, and one parcel of land zoned for commercial purpose of $235,000. OREO located in Texas was $27.3 million and was comprised of three office and commercial use buildings of $12.5 million, six parcels of land zoned for residential purposes of $12.7 million, four commercial building construction projects of $1.3 million and a retail store of $766,000. OREO located in the state of Washington was $6.5 million and was comprised three parcels of land zoned for residential purpose of $667,000 and one office and commercial use building of $5.8 million. OREO located in the state of New York was one office and commercial use building $893,000. OREO located in the state of North Carolina was one commercial use building of $4.1 million. OREO located in Illinois was $3.3 million and was comprised of one condominium property of $2.4 million, two commercial use properties of $639,000 and one residential property of $202,000.

For 2012, OREO located in California was $12.2 million and was comprised primarily of six parcels of land zoned for residential purpose of $9.1 million, three office and commercial use buildings of $1.7 million, one commercial building construction project of $740,000, one residential construction project of $530,000, and one single family residential property of $179,000. OREO located in Texas was $29.6 million and was comprised of four office and commercial use buildings of $14.4 million, four parcels of land zoned for residential purposes of $12.6 million, two commercial building construction projects of $1.3 million, one parcel of land zoned for non-residential purposes of $1.1 million, and one single family residential property of $169,000. OREO located in the state of Washington was $1.6 million and was comprised of one parcel of land zoned for residential purpose of $733,000 and one commercial construction project of $870,000. OREO located in the state of New York was a retail store of $1.2 million. OREO located in the state of Nevada was $1.1 million and was comprised of a commercial use building. OREO in all other states was $752,000 and was comprised of a commercial use property and a retail store.

An analysis of the activity in the valuation allowance for other real estate losses for the years ended December 31, 2013, 2012, and 2011 is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Balance, beginning of year	$19,556	$26,422	$25,310
(Reversal)/provision for losses	(2,122)	10,668	10,385
OREO disposal	(4,050)	(17,534)	(9,273)
Balance, end of year	$13,384	$19,556	$26,422

The following table presents the components of other real estate owned expense for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Operating expense	$3,680	$4,817	$5,441
(Reversal)/provision for losses	(2,122)	10,668	10,385
Net gain on transfers and disposals	(1,793)	(369)	(5,243)
Total other real estate owned expense	$(235)	$15,116	$10,583

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.     Investments in Affordable Housing

The Company has invested in certain limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States. The Company’s investments in these partnerships were $84.1 million at December 31, 2013, and $85.0 million at December 31, 2012. At December 31, 2013, and December 31, 2012, six of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s Consolidated Financial Statements increased total assets and liabilities by $23.8 million at December 31, 2013, and by $22.9 million at December 31, 2012. Other borrowings for affordable housing limited partnerships were $19.1 million at December 31, 2013, and $18.7 million at December 31, 2012; recourse is limited to the assets of the limited partnerships. Unfunded commitments for affordable housing limited partnerships of $7.0 million as of December 31, 2013, and $10.6 million as of December 31, 2012, were recorded under other liabilities.

Each of the partnerships must meet regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining tax credits to be utilized over a multiple-year period are $41.8 million for Federal and $1.6 million for state at December 31, 2013. The Company’s usage of tax credits approximated $9.8 million in 2013, $9.2 million in 2012, and $9.5 million in 2011. Losses in excess of the Bank’s investment in two limited partnerships have not been recorded in the Company’s Consolidated Financial Statements because the Company had fully satisfied all capital commitments required under the respective limited partnership agreements.

8.     Premises and Equipment

Premises and equipment consisted of the following as of December 31, 2013, and December 31, 2012:

	As of December 31,
	2013	2012
	(In thousands)
Land and land improvements	$33,441	$33,429
Building and building improvements	73,756	73,723
Furniture, fixtures and equipment	44,278	39,701
Leasehold improvement	12,753	12,391
Construction in process	1,160	38
	165,388	159,282
Less: Accumulated depreciation/amortization	63,343	56,669
Premises and equipment, net	$102,045	$102,613

The amount of depreciation/amortization included in operating expense was $6.9 million in 2013, $5.9 million in 2012, and $6.1 million in 2011.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.     Deposits

The following table displays deposit balances as of December 31, 2013, and December 31, 2012:

	As of December 31,
	2013	2012
	(In thousands)

Demand	$1,441,858	$1,269,455
NOW accounts	683,873	593,133
Money market accounts	1,286,338	1,186,771
Saving accounts	499,520	473,805
Time deposits under $100,000	931,204	644,191
Time deposits of $100,000 or more	3,138,512	3,215,870
Total	$7,981,305	$7,383,225

Time deposits outstanding as of December 31, 2013, mature as follows.

	Expected Maturity Date at December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
	(In thousands)
Time deposits, $100,000 and over	$2,851,050	$140,973	$70,053	$20,867	$55,569	$-	$3,138,512
Other time deposits	574,695	118,913	84,653	36,734	116,198	11	931,204
	$3,425,745	$259,886	$154,706	$57,601	$171,767	$11	$4,069,716

Accrued interest payable on customer deposits was $2.0 million at December 31, 2013, $2.1 million at December 31, 2012, and $4.2 million at December 31, 2011. The following table summarizes the interest expense on deposits by account type for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Interest bearing demand	$1,017	$792	$756
Money market accounts	7,034	5,938	7,351
Saving accounts	374	365	482
Time deposits	31,964	40,278	53,625
Total	$40,389	$47,373	$62,214

10.   Borrowed Funds

Federal Funds Purchased. There were no Federal funds purchased at any time during 2013 or 2012. The average amount of Federal funds purchased during 2011 was $27,000 with a weighted average interest rate of 1.29%.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Securities Sold under Agreements to Repurchase. Securities sold under agreements to repurchase were $800.0 million with a weighted average rate of 3.87% at December 31, 2013, compared to $1.3 billion with a weighted average rate of 3.84% at December 31, 2012. In 2013, the Company prepaid securities sold under agreements to repurchase totaling $450 million with a weighted average rate of 3.79% and incurred prepayment penalties of $22.6 million. In 2012, the Company modified $200.0 million of securities sold under agreements to repurchase by extending the term by an additional four years on average, reducing the rate by an average of 168 basis points and removing the callable feature of these borrowings. In 2012, the Company prepaid three securities sold under an agreement to repurchase for a total of $150 million with a weighted average rate of 4.43% and incurred prepayment penalties of $9.4 million. In May 2011, the Company prepaid a security sold under an agreement to repurchase of $50 million with a rate of 4.83% and incurred a prepayment penalty of $1.7 million. Five floating-to-fixed rate agreements totaling $300.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR rate minus 200 basis points to the three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.78% to 5.07%. After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Six fixed-to-floating rate agreements totaling $300.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 12 months. For the remaining term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.50% to 3.75% and a minimum rate of 0.0%. After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. The table below provides summary data for the $600 million of callable securities sold under agreements to repurchase as of December 31, 2013:

(Dollars in millions)	Fixed-to-floating			Floating-to-fixed		Total
Rate type	Float Rate			Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.75%	3.50%	3.50%
Minimum rate	0.0%	0.0%	0.0%
No. of agreements	1	2	3	1	4	11
Amount	$50.0	$100.0	$150.0	$100.0	$200.0	$600.0
Weighted average rate	3.75%	3.50%	3.50%	4.78%	5.00%	4.24%
Final maturity	2014	2014	2015	2014	2017

The table below provides summary data for non-callable fixed rate securities sold under agreements to repurchase as of December 31, 2013:

Maturity	No. of Agreements	Amount (In thousands)	Weighted Average Interest Rate
1 year to 3 years	1	$50,000	2.69%
3 years to 5 years	3	$150,000	2.81%
Total	4	$200,000	2.78%

These transactions are accounted for as collateralized financing transactions and recorded at the amount at which the securities were sold. We may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, and mortgage-backed securities with a fair value of $906.1 million as of December 31, 2013, and $1.4 billion as of December 31, 2012.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	2013	2012	2011
	(Dollars in thousands)

Average amount outstanding during the year (1)	$972,329	$1,361,475	$1,448,363
Maximum amount outstanding at month-end (2)	1,200,000	1,400,000	1,559,000
Balance, December 31	800,000	1,250,000	1,400,000
Rate, December 31	3.87%	3.84%	4.14%
Weighted average interest rate for the year	3.88%	4.09%	4.19%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were January 2013, January 2012, and January 2011.

Advances from the Federal Home Loan Bank. Advances from the FHLB were $521.2 million with a weighted average rate of 0.17% at December 31, 2013, compared to $146.2 million with weighted average rate of 0.44% at December 31, 2012. In 2012, the Company prepaid $100.0 million of advances with a rate of 4.60% from the FHLB and incurred prepayment penalties of $2.8 million.

The following relates to the outstanding advances at December 31, 2013, and 2012:

	2013		2012
Maturity	Amount (In thousands)	Weighted Average Interest Rate	Amount (In thousands)	Weighted Average Interest Rate
Within 90 days	$475,000	0.06%	$125,000	0.28%
4 - 5 years	46,200	1.24%	21,200	1.38%
	$521,200	0.17%	$146,200	0.44%

Other Liabilities. On November 23, 2004, the Company entered into an agreement with its Chief Executive Officer (“CEO”) pursuant to which the CEO agreed to defer any bonus amounts in excess of $225,000 for the year ended December 31, 2005, until January 1 of the first year following such time as the CEO separates from the Company. Accordingly, an amount equal to $610,000 was deferred in 2004 and was accrued in other liabilities in the consolidated balance sheet. The Company agreed to accrue interest on the deferred portion of the bonus at 7.0% per annum compounded quarterly. The deferred amount will be increased each quarter by the amount of interest computed for that quarter. Beginning on the tenth anniversary of the agreement, the interest rate will equal 275 basis points above the prevailing interest rate on the ten-year Treasury Note. Interest of $77,000 during 2013, $71,000 during 2012, and $67,000 during 2011 was accrued on this deferred bonus. The balance was $1.1 million at December 31, 2013, and $1.1 million at December 31, 2012.

11.   Capital Resources

The Company participated in the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program under the Emergency Economic Stabilization Act of 2008. Upon the approval of participation, the U.S. Treasury purchased the Company’s senior preferred stock on December 5, 2008, in the amount of $258.0 million. The senior preferred stock pays cumulative compounding dividends at a rate of 5% per year for the first five years, and thereafter at a rate of 9% per year. The shares are non-voting, other than class voting rights on matters that could adversely affect the shares. They are callable at par after three years. In conjunction with the purchase of senior preferred shares, the U.S. Treasury received warrants to purchase 1,846,374 shares of common stock at the exercise price of $20.96 with an aggregate market price equal to $38.7 million, 15% of the senior preferred stock amount that U.S. Treasury invested. In 2013, the Company redeemed all $258 million Series B Preferred Stock issued under the U.S. Treasury's TARP Capital Purchase Program. On December 9, 2013, the U.S. Treasury sold all of the warrants that it held for $13.1 million, or $7.20 per warrant, through a secondary public offering.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt had an original maturity term of 10 years, was unsecured and bore interest at a rate of three-month LIBOR plus 110 basis points, payable on a quarterly basis. In March 2011, the Company extended the debt for an additional year. As part of the extension agreement, the rate was increased from LIBOR plus 110 basis points to LIBOR plus 330 basis points for 2012 and 2011, after which time it reverts back to LIBOR plus 110 basis points. The per annum interest rate on the subordinated debt was 3.61% at December 31, 2012. In December 2013, the subordinated debt was repaid in full with a prepayment penalty of $2,000.

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

The five special purpose trusts are considered variable interest entities. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the Consolidated Financial Statements of the Company. The Junior Subordinated Notes are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes. Interest expense on the Junior Subordinated Notes was $3.0 million for 2013, $3.2 million for 2012, and $3.0 million for 2011.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The table below summarizes the outstanding Junior Subordinated Notes issued by the Company to each trust as of December 31, 2013:

Trust Name	Issuance Date	Principal Balance of Notes	Not Redeemable Until	Stated Maturity	Annualized Coupon Rate	Current Interest Rate	Date of Rate Change	Payable/ Distribution Date
(Dollars in thousands)
Cathay Capital Trust I	June 26, 2003	$20,619	June 30, 2008	June 30, 2033	3-month LIBOR + 3.15%	3.40%	December 30, 2013	March 30 June 30 September 30 December 30

Cathay Statutory Trust I	September 17, 2003	20,619	September 17, 2008	September 17, 2033	3-month LIBOR + 3.00%	3.24%	December 17, 2013	March 17 June 17 September 17 December 17

Cathay Capital Trust II	December 30, 2003	12,887	March 30, 2009	March 30, 2034	3-month LIBOR + 2.90%	3.15%	December 30, 2013	March 30 June 30 September 30 December 30

Cathay Capital Trust III	March 28, 2007	46,392	June 15, 2012	June 15, 2037	3-month LIBOR + 1.48%	1.72%	December 16, 2013	March 15 June 15 September 15 December 15

Cathay Capital Trust IV	May 31, 2007	20,619	September 6, 2012	September 6, 2037	3-month LIBOR 1.40%	1.64%	December 6, 2013	March 6 June 6 September 6 December 6

Total Junior Subordinated Notes		$121,136

12.     Income Taxes

     For the years ended December 31, 2013, 2012, and 2011, the current and deferred amounts of the income tax expense are summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current:
Federal	$62,254	$44,263	$26,548
State	23,295	17,081	10,905
	$85,549	$61,344	$37,453

Deferred:
Federal	(11,162)	3,755	10,133
State	(3,952)	1,029	3,675
	$(15,114)	$4,784	$13,808
Total income tax expense/(benefit)	$70,435	$66,128	$51,261

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes. Net deferred tax assets at December 31, 2013, and at December 31, 2012, are included in other assets in the accompanying Consolidated Balance Sheets and are as follows:

	As of December 31,
	2013	2012
	(In thousands)
Deferred Tax Assets
Loan loss allowance, due to differences in computation of bad debts	$89,560	$100,774
Write-down on equity securities and venture capital investments	2,857	3,374
Share-based compensation	13,573	16,120
State tax	6,493	4,479
Non-accrual interest	3,968	3,208
Write-down on other real estate owned	8,595	10,302
Accrual for bonuses	3,380	432
Accrual for litigation	2,415	2,415
Unrealized loss on interest rate swaps	-	175
Unrealized loss on securities available-for-sale, net	21,569	-
Other, net	4,214	2,937
Gross deferred tax assets	156,624	144,216
Deferred Tax Liabilities
Core deposit intangibles	-	(1,632)
Investment in aircraft financing trust and venture capital partnerships	-	(19,684)
Unrealized gain on securities available-for-sale, net	-	(338)
Basis difference in acquired assets	(3,138)	(3,145)
Dividends on Federal Home Loan Bank common stock	(2,986)	(3,071)
Other, net	(2,773)	(1,939)
Gross deferred tax liabilities	(8,897)	(29,809)
Valuation allowance	(1,263)	(2,125)
Net deferred tax assets	$146,464	$112,282

Amounts for the current year are based upon estimates and assumptions and could vary from amounts shown on the tax returns as filed.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize all benefits related to these deductible temporary differences except for $1.3 million of state deferred taxes for a portion of the capital losses related to the Company’s former investments in the preferred stock of Fannie Mae and Freddie Mac.

As of December 31, 2013 and 2012, the Company had income tax refunds receivables of $8.6 million and $12.4 million, respectively. These income tax receivables are included in other assets in the accompanying Consolidated Balance Sheets. At December 31, 2013, the Company had Federal net operating loss carry forwards of approximately $1.1 million which expire through 2022. The Federal net operating loss carry-forwards were acquired in connection with the Company’s acquisition of United Heritage Bank.

At both December 31, 2013 and 2012, there were no unrecognized tax benefits. During 2012, the Company reversed its unrecognized tax benefits during the filing of the Company’s 2011 tax returns, During 2011, the Company paid $0.1 million of state taxes previously recorded in unrecognized tax benefits. The Company had accrued interest and penalties of less than $0.1 million at December 31, 2013 and 2012.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Income tax expense results in effective tax rates that differ from the statutory Federal income tax rate for the years indicated as follows:

	Year Ended December 31,
	2013		2012		2011
	(In thousands)
Tax provision at Federal statutory rate	$67,752	35.0%	$64,248	35.0%	$52,994	35.0%
State income taxes, net of Federal income tax benefit	12,573	6.5	11,772	6.4	9,477	6.3
Interest on obligations of state and political subdivisions, which are exempt from Federal taxation	(348)	(0.2)	(1,456)	(0.8)	(1,476)	(1.0)
Low income housing and other tax credits	(10,056)	(5.2)	(9,353)	(5.1)	(10,087)	(6.6)
Other, net	514	0.3	917	0.5	353	0.2

Total income tax expense/(benefit)	$70,435	36.4%	$66,128	36.0%	$51,261	33.9%

13.     Stockholders’ Equity and Earnings per Share

As a bank holding company, the Bancorp’s ability to pay dividends will depend upon the dividends it receives from the Bank and on the income it may generate from any other activities in which it may engage, either directly or through other subsidiaries.

Under California banking law, the Bank may not, without regulatory approval, pay a cash dividend that exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2013, is restricted to approximately $54.0 million.

During 2003, the Bank formed Cathay Real Estate Investment Trust (“Trust”) to provide the Bank flexibility in raising capital. In 2003 and 2004, the Trust sold to accredited investors $8.6 million of its 7.0% Series A Non-Cumulative preferred stock which pays dividends, if declared, at the end of each quarter. This preferred stock qualified as Tier 1 capital under current regulatory guidelines. The Company paid dividends of $605,000 in 2013, $605,000 in 2012, and $605,000 in 2011. The Bank dissolved the Trust on December 23, 2013.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The accumulated other comprehensive loss as of December 31, 2013, was all from unrealized losses on securities available-for-sale. Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three years ended December 31, 2013, was as follows:

	2013
	Pre-tax	Tax expense	Net-of-tax

Beginning balance, net of tax			$465
Net unrealized losses arising during the period	$(117,515)	$(49,407)	$(68,108)
Reclassification adjustment for net securities gains included in net income	27,362	11,503	15,859
Net unrealized gains arising from transferring securities held-to-maturity to available-for-sale	38,052	15,997	22,055
Total other comprehensive income	$(52,101)	$(21,907)	$(30,194)
Ending balance, net of tax			$(29,729)

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

Pursuant to the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program under the Emergency Economic Stabilization Act of 2008, on December 5, 2008, the U.S. Treasury purchased 258,000 shares of the Company’s Series B Preferred Stock in the amount of $258.0 million. The Series B Preferred Stock pays cumulative compounding dividends at a rate of 5% per year for the first five years, and thereafter at a rate of 9% per year. In conjunction with the purchase of senior preferred shares, the U.S. Treasury received warrants to purchase 1,846,374 shares of common stock at the exercise price of $20.96 per share with an aggregate market price equal to $38.7 million, or 15%, of the senior preferred stock amount that the U.S. Treasury invested. The exercise price of $20.96 on warrants was calculated based on the average of closing prices of the Company’s common stock on the 20 trading days ending on the last trading day prior to November 17, 2008, the date that the Company received the preliminary approval of the purchase from the U.S. Treasury. In 2013, the Company redeemed all $258 million Series B Preferred Stock issued under the U.S. Treasury's TARP Capital Purchase Program. On December 9, 2013, the U.S. Treasury sold all of the warrants that it held for $13.1 million, or $7.20 per warrant, through a secondary public offering.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	Year Ended December 31,
	2013			2012			2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except shares and per share data)
Net income	$123,143			$117,438			$100,150
Dividends on preferred stock	(9,685)			(16,488)			(16,437)
Basic EPS, income/(loss)	$113,458	78,954,898	$1.44	$100,950	78,719,133	$1.28	$83,713	78,633,317	$1.06

Effect of dilutive stock options		183,085			4,164			7,335

Diluted EPS, income/(loss)	$113,458	79,137,983	$1.43	$100,950	78,723,297	$1.28	$83,713	78,640,652	$1.06

Options to purchase an additional 2.2 million shares at December 31, 2013, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. Options to purchase an additional 4.0 million shares and warrants to purchase an additional 1.8 million shares at December 31, 2012, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

Financial instruments for which contract amounts represent the amount of credit risk include the following:

	As of December 31,
	2013	2012
	(In thousands)
Commitments to extend credit	$1,858,669	$1,740,463
Standby letters of credit	45,058	44,672
Commercial letters of credit	54,098	71,073
Bill of lading guarantees	80	77
Total	$1,957,905	$1,856,285

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

As of December 31, 2013, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

As of December 31, 2013, commitments to extend credit of $1.9 billion include commitments to fund fixed rate loans of $107.0 million and adjustable rate loans of $1.8 billion.

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

Leases. The Company is obligated under a number of operating leases for premises and equipment with terms ranging from one to 25 years, many of which provide for periodic adjustment of rentals based on changes in various economic indicators. Rental expense was $7.7 million for 2013, $7.4 million for 2012, and $6.7 million for 2011. The following table shows future minimum payments under operating leases with terms in excess of one year as of December 31, 2013.

Year Ending December 31,	Commitments
(In thousands)
2014	$5,745
2015	3,895
2016	2,930
2017	1,527
2018	1,015
Thereafter	643
Total minimum lease payments	$15,755

Rental income was $0.3 million for 2013, $0.3 million for 2012, and $0.2 million for 2011. The following table shows future rental payments to be received under operating leases with terms in excess of one year as of December 31, 2013:

Year Ending December 31,	Commitments
(In thousands)
2014	$121
2015	11
Thereafter	-
Total minimum lease payments to be received	$132

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

As of December 31, 2011, we had five interest rate swap agreements with two major financial institutions in the notional amount of $300.0 million for a period of three years. These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities. These five interest rate swap agreements all matured in the third quarter of 2012. The net amount accrued on these interest rate swaps and the changes in the market value of these interest rate swaps were recorded as a reduction to other non-interest income in the amount of $288,000 in 2012 compared to $4.9 million in 2011.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counter parties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At December 31, 2013, the notional amount of option contracts totaled $200,000 with a net positive fair value of $83. Spot and forward contracts in the total notional amount of $267.6 million had a positive fair value of $6.2 million at December 31, 2013. Spot and forward contracts in the total notional amount of $236.3 million had a negative fair value of $6.1 million at December 31, 2013. At December 31, 2012, the notional amount of option contracts totaled $209,000 with a net negative fair value of $2,000. Spot and forward contracts in the total notional amount of $188.1 million had a positive fair value of $2.9 million at December 31, 2012. Spot and forward contracts in the total notional amount of $133.7 million had a negative fair value of $1.6 million at December 31, 2012.

16.      Fair Value Measurements

The Company adopted ASC Topic 820 on January 1, 2008, and determined the fair values of our financial instruments based on the following:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Goodwill. The Company completes “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary.  If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment.  Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill.  The implied fair value of goodwill is computed by assuming all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill.  This adjusted goodwill balance is the implied fair value used in step two.  An impairment charge is then recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value. In connection with the determination of fair value, certain data and information was utilized, including earnings forecasts at the reporting unit level for the next four years.  Other key assumptions include terminal values based on future growth rates and discount rates for valuing the cash flows, which have inputs for the risk-free rate, market risk premium and adjustments to reflect inherent risk and required market returns. Because of the significance of unobservable inputs in the valuation of goodwill impairment, goodwill subject to nonrecurring fair value adjustments is classified as Level 3 measurement.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at December 31, 2013, and at December 31, 2012:

As of December 31, 2013	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$460,193	$-	$-	$460,193
Mortgage-backed securities	-	952,815	-	952,815
Collateralized mortgage obligations	-	6,106	-	6,106
Asset-backed securities	-	123	-	123
Corporate debt securities	-	150,304	-	150,304
Mutual funds	5,724	-	-	5,724
Preferred stock of government sponsored entities	-	11,403	-	11,403
Total securities available-for-sale	465,917	1,120,751	-	1,586,668
Trading securities	-	4,936	-	4,936
Warrants	-	-	30	30
Option contracts	-	0	-	0
Foreign exchange contracts	-	6,182	-	6,182
Total assets	$465,917	$1,131,869	$30	$1,597,816

Liabilities

Foreign exchange contracts	-	6,140	-	6,140
Total liabilities	$-	$6,140	$-	$6,140

As of December 31, 2012	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$509,971	$-	$-	$509,971
Mortgage-backed securities	-	416,694	-	416,694
Collateralized mortgage obligations	-	10,168	-	10,168
Asset-backed securities	-	141	-	141
Corporate debt securities	-	335,977	-	335,977
Mutual funds	6,079	-	-	6,079
Preferred stock of government sponsored entities	-	2,335	-	2,335
Trust preferred securities	10,115	-	-	10,115
Total securities available-for-sale	526,165	765,315	-	1,291,480
Trading securities	-	4,703	-	4,703
Warrants	-	-	104	104
Option contracts	-	0	-	0
Foreign exchange contracts	-	2,924	-	2,924
Total assets	$526,165	$772,942	$104	$1,299,211

Liabilities

Option contracts	$-	$2	$-	$2
Foreign exchange contracts	-	1,586	-	1,586
Total liabilities	$-	$1,588	$-	$1,588

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $30,000 at December 31, 2013, compared to $104,000 at December 31, 2012. The fair value adjustment of warrants was included in other operating income for 2013.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at December 31, 2013, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at December 31, 2013, and at December 31, 2012, and the total losses for the periods indicated:

	As of December 31, 2013				Total Losses/(gains)
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2013	December 31, 2012
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$7,584	$7,584	$5,731	$-
Commercial mortgage loans	-	-	29,001	29,001	125	440
Construction- residential	-	-	500	500	-	-
Construction- other	-	-	15,363	15,363	-	65
Residential mortgage and equity lines	-	-	14,236	14,236	213	605
Land loans	-	-	29	29	-	162
Total impaired loans	-	-	66,713	66,713	6,069	1,272
Other real estate owned (1)	-	13,248	26,498	39,746	(3,134)	10,904
Investments in venture capital and private company stock	-	-	8,900	8,900	409	309
Equity investments	642	-	-	642	-	181
Total assets	$642	$13,248	$102,111	$116,001	$3,344	$12,666

(1)	Other real estate owned balance of $53.0 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2012				Total Losses
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2012	December 31, 2011
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$3,492	$3,492	$-	$877
Commercial mortgage loans	-	-	11,295	11,295	440	-
Construction- residential	-	-	500	500	-	-
Construction- other	-	-	46,153	46,153	65	-
Residential mortgage and equity lines	-	-	11,206	11,206	605	820
Land loans	-	-	297	297	162	46
Total impaired loans	-	-	72,943	72,943	1,272	1,743
Other real estate owned (1)	-	27,149	4,841	31,990	10,904	7,003
Investments in venture capital and private company stock	-	-	9,001	9,001	309	379
Equity investments	142	-	-	142	181	200
Total assets	$142	$27,149	$86,785	$114,076	$12,666	$9,325

(1)	Other real estate owned balance of $46.4 million in the Consolidated Balance Sheets is net of estimated disposal costs.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The significant unobservable inputs used in the fair value measurement of other real estate owned (“OREO”) was primarily based on the appraised value of OREO adjusted by estimated sales cost and commissions.

The Company applies estimated sales cost and commission ranging from 3% to 6% of collateral value of impaired loans, quoted price or loan sale price of loans held for sale, and appraised value of OREOs.

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are the expected life of warrant ranging from 1 to 4 years, risk-free interest rate from 0.39% to 1.25%, and stock volatility of the Company from 8.39% to 16.0%.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Off-Balance-Sheet Financial Instruments. The fair value of commitments to extend credit, standby letters of credit, and financial guarantees written were estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. The fair value of guarantees and letters of credit was based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. Off-balance-sheet financial instruments were valued based on the assumptions that a market participant would use, a Level 3 measurement.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair Value of Financial Instruments

	As of December 31, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$153,747	$153,747	$144,909	$144,909
Short-term investments	516,938	516,938	411,983	411,983
Securities held-to-maturity	-	-	773,768	823,906
Securities available-for-sale	1,586,668	1,586,668	1,291,480	1,291,480
Trading securities	4,936	4,936	4,703	4,703
Loans, net	7,897,187	7,760,490	7,235,587	7,169,732
Investment in Federal Home Loan Bank stock	25,000	25,000	41,272	41,272
Warrants	30	30	104	104

	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	$200	$0	$105	$-
Foreign exchange contracts	267,644	6,182	188,145	2,924

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Deposits	$7,981,305	$7,977,639	$7,383,225	$7,389,015
Securities sold under agreement to repurchase	800,000	852,835	1,250,000	1,361,585
Advances from Federal Home Loan Bank	521,200	521,560	146,200	146,789
Other borrowings	19,062	16,107	18,713	14,573
Long-term debt	121,136	58,970	171,136	98,392

	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	$-	$-	$104	$2
Foreign exchange contracts	236,350	6,140	133,669	1,586

	Notional Amount	Fair Value	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,858,669	$(2,187)	$1,740,463	$(1,875)
Standby letters of credit	45,058	(205)	44,672	(204)
Other letters of credit	54,098	(34)	71,073	(34)
Bill of lading guarantees	80	-	77	-

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables present the level in the fair value hierarchy for the estimated fair values of only financial instruments that are not already on the Consolidated Balance Sheets at fair value at December 31, 2013, and December 31, 2012.

	As of December 31, 2013
	Estimated Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$153,747	$153,747	$-	$-
Short-term investments	516,938	516,938	-	-
Securities available-for-sale	1,586,668	465,917	1,120,751	-
Trading securities	4,936	-	4,936	-
Loans, net	7,760,490	-	-	7,760,490
Investment in Federal Home Loan Bank stock	25,000	-	25,000	-
Warrants	30	-	-	30
Financial Liabilities
Deposits	7,977,639	-	-	7,977,639
Securities sold under agreement to repurchase	852,835	-	852,835	-
Advances from Federal Home Loan Bank	521,560	-	521,560	-
Other borrowings	16,107	-	-	16,107
Long-term debt	58,970	-	58,970	-

	As of December 31, 2012
	Estimated Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$144,909	$144,909	$-	$-
Short-term investments	411,983	411,983	-	-
Securities held-to-maturity	823,906	-	823,906	-
Securities available-for-sale	1,291,480	526,165	765,315	-
Trading securities	4,703	-	4,703	-
Loans, net	7,169,732	-	-	7,169,732
Investment in Federal Home Loan Bank stock	41,272	-	41,272	-
Warrants	104	-	-	104
Financial Liabilities
Deposits	7,389,015	-	-	7,389,015
Securities sold under agreement to repurchase	1,361,585	-	1,361,585	-
Advances from Federal Home Loan Bank	146,789	-	146,789	-
Other borrowings	14,573	-	-	14,573
Long-term debt	98,392	-	98,392	-

18.      Employee Benefit Plans

Employee Stock Ownership Plan. Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company can make annual contributions to a trust in the form of either cash or common stock of the Bancorp for the benefit of eligible employees. Employees are eligible to participate in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for each of two consecutive years for salaried part-time employees. The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations. The Company also pays for the administration of this plan and of the trust. The Company has not made contributions to the trust since 2004 and does not expect to make any contributions in the future. Effective June 17, 2004, the ESOP was amended to provide the participants the election either to reinvest the dividends on the Company stock allocated to their accounts or to have these dividends distributed to the participant. The ESOP trust purchased 3,825 shares in 2013, 2,814 shares in 2012, and 3,437 shares in 2011, of the Bancorp’s common stock at an aggregate cost of $92,000 in 2013, $47,000 in 2012, and $47,000 in 2011. The distribution of benefits to participants totaled 51,779 shares in 2013, 116,124 shares in 2012, and 83,020 shares in 2011. As of December 31, 2013, the ESOP owned 1,140,788 shares, or 1.4%, of the Company’s outstanding common stock.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

401(k) Plan. In 1997, the Board approved the Company’s 401(k) Profit Sharing Plan, which began on March 1, 1997. Salaried employees who have completed three months of service and have attained the age of 21 are eligible to participate. Enrollment dates are on January 1st, April 1st, July 1st, and October 1st of each year. Participants may contribute up to 75% of their eligible compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code. Participants may change their contribution election on the enrollment dates. The vesting schedule for the matching contribution is 0% for less than two years of service, 25% after two years of service and from then on, at an increment of 25% each year until 100% is vested after five years of service. Effective on April 1, 2010, the Company matches 100% on the first 2.5% of eligible compensation contributed per pay period by the participant, after one year of service. The Company’s contribution amounted to $1.0 million in 2013, $1.0 million in 2012, and $0.9 million in 2011. The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulations. Participants may also borrow up to 50% of the vested amount, with a maximum of $50,000. The minimum loan amount is $1,000.

19.      Equity Incentive Plans

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan. Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock, for up to 7,000,000 shares of the Company’s common stock on a split adjusted basis. In May 2005, the stockholders of the Company approved the 2005 Incentive Plan which provides that 3,131,854 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, or as restricted stock, or as restricted stock units. In conjunction with the approval of the 2005 Incentive Plan, the Bancorp agreed to cease granting awards under the Equity Incentive Plan. As of December 31, 2013, the only options granted by the Company under the 2005 Incentive Plan were non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. There were no options granted in 2013, in 2012, or in 2011. The Company expects to issue new shares to satisfy stock option exercises and the vesting of restricted stock units.

Cash received from exercises of stock options totaled $14.8 million for 594,946 shares in 2013, $764,000 for 50,024 shares in 2012, and $1.3 million for 86,860 shares in 2011. The fair value of stock options vested in 2013 was $2.1 million compared to $745,000 in 2012. Aggregate intrinsic value for options exercised was $307,000 in 2013 compared to $103,000 in 2012.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A summary of stock option activity for 2013, 2012, and 2011 follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2010	4,947,348	27.93	3.7	$334
Exercised	(86,860)	$15.05
Forfeited	(503,503)	22.72
Balance, December 31, 2011	4,356,985	28.86	3.0	$37
Exercised	(50,024)	$15.27
Forfeited	(310,331)	23.75
Balance, December 31, 2012	3,996,630	29.45	2.2	$-
Exercised	(594,946)	$24.80
Forfeited	(588,810)	22.86
Balance, December 31, 2013	2,812,874	31.81	1.9	$2,119
Exercisable, December 31, 2013	2,812,874	$31.81	1.9	$2,119

At December 31, 2013, 2,640,264 shares were available under the 2005 Incentive Plan for future grants. The following table shows stock options outstanding and exercisable as of December 31, 2013, the corresponding exercise prices, and the weighted-average contractual life remaining:

	Outstanding
Exercise Price	Shares	Weighted-Average Remaining Contractual Life (in Years)	Shares

$28.70	438,000	0.1	438,000
32.26	10,000	0.5	10,000
38.38	15,000	0.9	15,000
37.00	568,270	1.1	568,270
32.47	245,060	1.2	245,060
33.54	264,694	1.4	264,694
36.90	218,540	2.1	218,540
36.24	410,730	2.1	410,730
38.26	12,000	2.3	12,000
23.37	630,580	4.2	630,580

	2,812,874	1.9	2,812,874

In addition to stock options, the Company also grants restricted stock units to eligible employees which vest subject to continued employment at the vesting dates. On February 21, 2008, restricted stock units, which vest ratably over five years, for 82,291 shares were granted. Upon vesting of restricted stock units, the Company issued 138,220 shares of common stock at the average closing price of $22.71 in 2013, 11,814 shares at the average closing price of $16.90 in 2012, and 12,633 shares of common stock at the average closing price of $18.79 per share in 2011.

The Company granted restricted stock units for 25,037 shares at an average closing price of $20.68 per share in 2013, for 125,133 shares at an average closing price of $18.24 per share in 2012, and for 147,661 shares at an average closing price of $14.78 in 2011. The restricted stock units granted in 2013, 2012, and 2011 are scheduled to vest two years from grant date.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents restricted stock unit activity for 2013, 2012, and 2011:

Units
Balance at December 31, 2010	38,960
Granted	147,661
Vested	(12,633)
Cancelled or forfeited	(2,578)
Balance at December 31, 2011	171,410
Granted	125,133
Vested	(11,814)
Cancelled or forfeited	(28,113)
Balance at December 31, 2012	256,616
Granted	25,037
Vested	(138,220)
Cancelled or forfeited	-
Balance at December 31, 2013	143,433

In December 2013, the Company granted performance share unit awards in which the number of units earned is calculated based on the relative total shareholder return (“TSR”) of the Company’s common stock as compared to the TSR of the KBW Regional Banking Index. In addition, the Company granted performance share unit awards in which the number of units earned is determined by comparison to the targeted EPS as defined in the award for the 2014 to 2016 period. Performance TSR restricted stock units for 119,840 shares and performance EPS restricted stock units for 116,186 shares were granted to eight executive officers in 2013. Both the performance TSR and performance EPS share awards are scheduled to vest at December 31, 2016.

The compensation expense recorded for restricted stock units was $2.0 million in 2013, $1.3 million in 2012, and $758,000 in 2011. Unrecognized stock-based compensation expense related to restricted stock units was $7.2 million at December 31, 2013, and is expected to be recognized over the next 2.6 years.

In 2013, 52,431 shares of the Company’s common stock at the average price of $21.13 per share were issued to seven executive officers and recorded as compensation expense compared to 45,937 shares at the average price of $17.16 in 2012. Salary stock compensation expenses were $1.1 million in 2013 compared to $788,000 in 2012.

The following table summarizes the tax benefit from options exercised:

	2013	2012	2011
	(In thousands)
(Short-fall)/benefit of tax deductions in excess of grant-date fair value	$(2,509)	$(620)	$(290)
Benefit of tax deductions on grant-date fair value	4,172	747	362
Total benefit of tax deductions	$1,663	$127	$72

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

20.     Condensed Financial Information of Cathay General Bancorp

The condensed financial information of the Bancorp as of December 31, 2013, and December 31, 2012, and for the years ended December 31, 2013, 2012, and 2011 is as follows:

Balance Sheets

	As of December 31,
	2013	2012
	(In thousands, except share and per share data)
Assets
Cash	$1,835	$639
Short-term certificates of deposit	38,000	161,300
Investment in bank subsidiaries	1,525,459	1,569,902
Investment in non-bank subsidiaries	2,536	2,598
Other assets	12,866	9,936
Total assets	$1,580,696	$1,744,375
Liabilities
Junior subordinated debt	$121,136	$121,136
Other liabilities	589	2,182
Total liabilities	121,725	123,318
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock, 10,000,000 shares authorized, none issued and outstanding at December 31, 2013, 258,000 issued and outstanding at December 31, 2012	-	254,580
Common stock, $0.01 par value, 100,000,000 shares authorized, 83,797,434 issued and 79,589,869 outstanding at December 31, 2013, and 82,985,853 issued and 78,778,288 outstanding at December 31, 2012	838	830
Additional paid-in-capital	784,489	768,925
Accumulated other comprehensive loss, net	(29,729)	465
Retained earnings	829,109	721,993
Treasury stock, at cost (4,207,565 shares at December 31, 2013, and at December 31, 2012)	(125,736)	(125,736)
Total stockholders' equity	1,458,971	1,621,057
Total liabilities and stockholders' equity	$1,580,696	$1,744,375

Statements of Operations

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash dividends from Cathay Bank	$138,030	$154,700	$-
Interest income	157	196	259
Interest expense	2,994	3,228	3,038
Non-interest income/(loss)	434	3,718	286
Non-interest expense	2,443	2,064	1,548
Income/(loss) before income tax benefit	133,184	153,322	(4,041)
Income tax benefit	(2,037)	(579)	(1,699)
Loss before undistributed earnings of subsidiaries	135,221	153,901	(2,342)
Distributions less (more) than earnings of subsidiaries	(12,078)	(36,463)	102,492
Net income	$123,143	$117,438	$100,150

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from Operating Activities
Net income	$123,143	$117,438	$100,150
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends in excess of earnings of subsidiaries	12,078	36,463	-
Equity in undistributed earnings of subsidiaries	-	-	(102,492)
Gains on sale of securities	-	(3,380)	-
Increase in accrued expense	-	12	24
Write-downs on venture capital and other investments	357	262	321
Write-downs on impaired securities	-	181	200
Loss/(gains) in fair value of warrants	56	114	(215)
Excess tax short-fall from stock options	2,509	620	290
Net change in other assets	(1,684)	1,820	(121)
Net change in other liabilities	27	59	(221)
Net cash provided by/(used in) operating activities	136,486	153,589	(2,064)
Cash flows from Investment Activities
Decrease/(increase) in short-term investment	123,300	(142,300)	17,500
Proceeds from sale of available-for-sale securities	-	4,849	-
Venture capital and other investments	(835)	(694)	(671)
Net cash provided by/(used in) investment activities	122,465	(138,145)	16,829
Cash flows from Financing Activities
Redemption of Series B preferred stock	(258,000)	-	-
Cash dividends	(12,606)	(16,049)	(16,046)
Proceeds from shares issued under the Dividend Reinvestment Plan	605	291	287
Proceeds from exercise of stock options	14,755	764	1,306
Excess tax short-fall from share-based payment arrangements	(2,509)	(620)	(290)
Net cash used in financing activities	(257,755)	(15,614)	(14,743)
Increase/(decrease) in cash and cash equivalents	1,196	(170)	22
Cash and cash equivalents, beginning of year	639	809	787
Cash and cash equivalents, end of year	$1,835	$639	$809

21.     Dividend Reinvestment Plan

The Company has a Dividend Reinvestment Plan which allows for participants’ reinvestment of cash dividends and certain optional additional investments in the Bancorp’s common stock. Shares issued under the plan and the consideration received were 25,984 shares for $605,000 in 2013, 17,956 shares for $291,000 in 2012, and 21,281 shares for $287,000 in 2011.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Federal Deposit Insurance Corporation has established five capital ratio categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A well capitalized institution must have a Tier 1 capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 5%. At December 31, 2013 and 2012, the Bank qualified as well capitalized under the regulatory framework for prompt corrective action.

The Bancorp’s and the Bank’s capital and leverage ratios as of December 31, 2013, and December 31, 2012, are presented in the tables below:

	As of December 31, 2013				As of December 31, 2012
	Company		Bank		Company		Bank
	Balance	Percentage	Balance	Percentage	Balance	Percentage	Balance	Percentage
	(Dollars in thousands)
Tier I Capital (to risk- weighted assets)	$1,288,892	15.04%	$1,244,480	14.53%	$1,426,566	17.36%	$1,259,005	15.33%
Tier I Capital minimum requirement	342,899	4.00	342,701	4.00	328,713	4.00	328,440	4.00
Excess	$945,993	11.04%	$901,779	10.53%	$1,097,853	13.36%	$930,565	11.33%
Total Capital (to risk- weighted assets)	$1,401,319	16.35%	$1,352,415	15.79%	$1,571,060	19.12%	$1,402,691	17.08%
Total Capital minimum requirement	685,799	8.00	685,402	8.00	657,426	8.00	656,880	8.00
Excess	$715,520	8.35%	$667,013	7.79%	$913,634	11.12%	$745,811	9.08%
Tier I Capital (to average assets) Leverage ratio	$1,288,892	12.48%	$1,244,480	12.06%	$1,426,566	13.82%	$1,259,005	12.22%
Minimum leverage requirement	413,158	4.00	412,815	4.00	412,844	4.00	412,272	4.00
Excess	$875,734	8.48%	$831,665	8.06%	$1,013,722	9.82%	$846,733	8.22%
Total average assets (1)	$10,328,952		$10,320,368		$10,321,104		$10,306,790
Risk-weighted assets	$8,572,487		$8,567,523		$8,217,821		$8,211,004

(1)	Average assets represent average balances for the fourth quarter of each year presented.

On December 17, 2009, the Bancorp entered into a memorandum of understanding with Federal Reserve Bank of San Francisco (the “FRB SF”). Although the memorandum of understanding was terminated effective April 5, 2013, we remain subject to Federal Reserve supervisory policies, including informing and consulting with the FRB SF sufficiently in advance of any planned capital actions (i.e. increased dividend payments or stock redemptions).

23.     Balance Sheet Offsetting

Certain financial instruments, including resell and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. The Company’s securities sold with agreements to repurchase and derivative transactions with upstream financial institution counter parties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset such financial instruments for financial reporting purposes.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial instruments that are eligible for offset in the condensed consolidated balance sheets, as of December 31, 2013, and December 31, 2012, are presented in the following tables:

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
(In thousands)
December 31, 2013
Securities sold under agreements to repurchase	$800,000	$-	$800,000	$-	$(800,000)	$-

December 31, 2012
Securities sold under agreements to repurchase	$1,250,000	$-	$1,250,000	$-	$(1,250,000)	$-

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

24.     Quarterly Results of Operations (Unaudited)

      The following table sets forth selected unaudited quarterly financial data:

	Summary of Operations
	2013				2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$101,621	$102,462	$100,862	$102,051	$105,281	$106,747	$107,581	$110,135
Interest expense	19,659	19,854	20,868	21,919	24,216	26,330	28,461	29,484
Net interest income	81,962	82,608	79,994	80,132	81,065	80,417	79,120	80,651
Reversal for credit losses	-	(3,000)	-	-	-	-	(5,000)	(4,000)
Net-interest income after provision for loan losses	81,962	85,608	79,994	80,132	81,065	80,417	84,120	84,651
Non-interest income	8,345	16,720	20,361	14,881	12,202	15,622	9,852	8,831
Non-interest expense	40,319	50,670	53,716	49,128	49,532	47,844	47,342	47,871
Income before income tax expense	49,988	51,658	46,639	45,885	43,735	48,195	46,630	45,611
Income tax expense	17,946	19,029	16,573	16,887	15,276	17,686	16,619	16,547
Net income	32,042	32,629	30,066	28,998	28,459	30,509	30,011	29,064
Less: net income attributable to noncontrolling interest	140	151	150	151	153	151	150	151
Net income attributable to Cathay General Bancorp	31,902	32,478	29,916	28,847	28,306	30,358	29,861	28,913
Dividends on preferred stock	-	(2,434)	(2,067)	(5,184)	(4,127)	(4,123)	(4,121)	(4,117)
Net income available to common stockholders	$31,902	$30,044	$27,849	$23,663	$24,179	$26,235	$25,740	$24,796
Basic net income attributable to common stockholders per common share	$0.40	$0.38	$0.35	$0.30	$0.31	$0.33	$0.33	$0.32
Diluted net income attributable to common stockholders per common share	$0.40	$0.38	$0.35	$0.30	$0.31	$0.33	$0.33	$0.32