Form 10-Q
period 2014-03-31
CATHAY GENERAL BANCORP
filed 2014-05-08
CIK 861842

UNITED STATES

securities and exchange commission

Washington, D.C. 20549

form 10-q

(Mark One)

[ X ]      quarterly report pursuant to section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

OR

[     ]      transition report pursuant to section 13 or 15 (d) OF The SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-18630

CATHAY GENERAL BANCORP
(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

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

Common stock, $.01 par value, 79,619,641 shares outstanding as of April 30, 2014.

CATHAY GENERAL BANCORP AND SUBSIDIARies

1ST quarter 2014 REPORT ON FORM 10-Q

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

The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “optimistic,” “plans,” “potential,” “possible,” “predicts,” “projects,” “seeks,” “shall,” “should,” “will,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

●	U.S. and international business and economic conditions;

●	possible additional provisions for loan losses and charge-offs;

●	credit risks of lending activities and deterioration in asset or credit quality;

●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;

●

increased costs of compliance and other risks associated with changes in regulation, including the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

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

These and other factors are further described in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 (Item 1A in particular), other reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings it makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak to the date of this report. We have no intention and undertake no obligation to update any forward-looking statement or to publicly announce any revision of any forward-looking statement to reflect future developments or events, except as required by law.

Bancorp’s filings with the SEC are available at the website maintained by the SEC at http://www.sec.gov, or by request directed to Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attention: Investor Relations (626) 279-3286.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	March 31, 2014	December 31, 2013

Assets
Cash and due from banks	$161,657	$153,747
Short-term investments and interest bearing deposits	620,306	516,938
Securities available-for-sale (amortized cost of $1,617,014 in 2014 and $1,637,965 in 2013)	1,578,897	1,586,668
Trading securities	-	4,936
Loans	8,302,282	8,084,563
Less: Allowance for loan losses	(169,138)	(173,889)
Unamortized deferred loan fees, net	(12,936)	(13,487)
Loans, net	8,120,208	7,897,187
Federal Home Loan Bank stock	29,901	25,000
Other real estate owned, net	44,853	52,985
Affordable housing investments, net	89,303	84,108
Premises and equipment, net	102,340	102,045
Customers’ liability on acceptances	23,677	32,194
Accrued interest receivable	25,237	24,274
Goodwill	316,340	316,340
Other intangible assets, net	2,051	2,230
Other assets	176,418	190,634
Total assets	$11,291,188	$10,989,286
Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$1,488,720	$1,441,858
Interest-bearing deposits:
NOW deposits	692,925	683,873
Money market deposits	1,261,419	1,286,338
Savings deposits	523,950	499,520
Time deposits under $100,000	1,076,329	931,204
Time deposits of $100,000 or more	3,189,282	3,138,512
Total deposits	8,232,625	7,981,305

Securities sold under agreements to repurchase	700,000	800,000
Advances from the Federal Home Loan Bank	636,200	521,200
Other borrowings for affordable housing investments	19,025	19,062
Long-term debt	121,136	121,136
Acceptances outstanding	23,677	32,194
Other liabilities	64,124	55,418
Total liabilities	9,796,787	9,530,315
Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 83,827,123 issued and 79,619,558 outstanding at March 31, 2014, and 83,797,434 issued and 79,589,869 outstanding at December 31, 2013	838	838
Additional paid-in-capital	785,001	784,489
Accumulated other comprehensive loss, net	(22,090)	(29,729)
Retained earnings	856,388	829,109
Treasury stock, at cost (4,207,565 shares at March 31, 2014, and at December 31, 2013)	(125,736)	(125,736)
Total equity	1,494,401	1,458,971
Total liabilities and equity	$11,291,188	$10,989,286

See accompanying notes to unaudited condensed consolidated financial statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2014	2013
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$92,732	$88,840
Investment securities- taxable	7,576	11,786
Investment securities- nontaxable	-	967
Federal Home Loan Bank stock	450	250
Deposits with banks	449	208
Total interest and dividend income	101,207	102,051

Interest Expense
Time deposits of $100,000 or more	6,664	6,757
Other deposits	4,028	2,766
Securities sold under agreements to repurchase	6,930	11,392
Advances from Federal Home Loan Bank	199	80
Long-term debt	728	924
Total interest expense	18,549	21,919
Net interest income before provision for credit losses	82,658	80,132
Provision for loan losses	-	-
Net interest income after provision for loan losses	82,658	80,132

Non-Interest Income
Securities gains, net	5,960	6,292
Letters of credit commissions	1,468	1,461
Depository service fees	1,363	1,474
Other operating income	5,768	5,654
Total non-interest income	14,559	14,881

Non-interest Expense
Salaries and employee benefits	23,451	22,853
Occupancy expense	3,862	3,644
Computer and equipment expense	2,302	2,676
Professional services expense	5,156	5,817
FDIC and State assessments	2,154	1,738
Marketing expense	564	437
Other real estate owned expense	759	623
Operations of affordable housing investments, net	2,436	1,695
Amortization of core deposit intangibles	172	1,396
Costs associated with debt redemption	3,376	5,645
Other operating expense	3,836	2,604
Total non-interest expense	48,068	49,128
Income before income tax expense	49,149	45,885
Income tax expense	17,890	16,887
Net income	31,259	28,998
Less: net income attributable to noncontrolling interest	-	151
Net income attributable to Cathay General Bancorp	31,259	28,847
Dividends on preferred stock and noncash charge from repayment	-	(5,184)
Net income attributable to common stockholders	31,259	23,663
Other comprehensive income, net of tax
Unrealized holding gain arising during the period	11,094	26,659
Less: reclassification adjustments included in net income	3,455	3,647
Total other comprehensive gain, net of tax	7,639	23,012
Total comprehensive income	$38,898	$51,859
Net income per common share:
Basic	$0.39	$0.30
Diluted	$0.39	$0.30
Cash dividends paid per common share	$0.05	$0.01
Average common shares outstanding
Basic	79,595,757	78,795,564
Diluted	80,039,382	78,815,141

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31
	2014	2013
	(In thousands)
Cash Flows from Operating Activities
Net income	$31,259	$28,998
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision/(credit) for losses on other real estate owned	617	(37)
Deferred tax liabilities	6,012	6,227
Depreciation	1,742	1,527
Net (gains)/losses on sale and transfer of other real estate owned	(559)	44
Net gains on sale of loans	(128)	(567)
Proceeds from sales of loans	4,525	23,672
Originations of loans held-for-sale	(4,397)	(23,105)
Net change in trading securities	4,936	(55)
Write-downs on venture capital investments	75	92
Gain on sales and calls of securities	(5,960)	(6,292)
Amortization/accretion of security premiums/discounts, net	867	1,114
Amortization of other intangible assets	196	1,428
Excess tax short-fall from share-based payment arrangements	1,227	69
Stock based compensation and stock issued to officers as compensation	1,353	1,037
Net change in accrued interest receivable and other assets	3,285	4,081
Net change in other liabilities	1,374	1,612
Net cash provided by operating activities	46,424	39,845
Cash Flows from Investing Activities
(Increase)/decrease in short-term investments	(103,368)	196,189
Purchase of investment securities available-for-sale	(246,498)	(508,865)
Proceeds from sale of investment securities available-for-sale	139,671	320,234
Proceeds from repayments, maturities and calls of investment securities available-for-sale	133,369	57,495
Proceeds from repayments, maturities and calls of investment securities held-to-maturity	-	50,973
(Purchase)/redemption of Federal Home Loan Bank stock	(4,901)	4,142
Net (increase)/decrease in loans	(220,402)	61,833
Purchase of premises and equipment	(2,081)	(1,014)
Proceeds from sale of other real estate owned	6,379	1,351
Net increase in investment in affordable housing	(1,894)	(1,614)
Net cash (used in)/provided by investing activities	(299,725)	180,724
Cash Flows from Financing Activities
Net increase in deposits	251,032	42,362
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(100,000)	(100,000)
Advances from Federal Home Loan Bank	5,127,400	298,020
Repayment of Federal Home Loan Bank borrowings	(5,012,400)	(317,500)
Cash dividends paid	(3,980)	(3,828)
Redemption of series B preferred stock	-	(129,000)
Proceeds from shares issued under Dividend Reinvestment Plan	386	62
Excess tax short-fall from share-based payment arrangements	(1,227)	(69)
Net cash provided by/(used in) financing activities	261,211	(209,953)
Increase in cash and cash equivalents	7,910	10,616
Cash and cash equivalents, beginning of the period	153,747	144,909
Cash and cash equivalents, end of the period	$161,657	$155,525

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$19,533	$22,827
Income tax	$12,444	$8,562
Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$7,639	$23,012
Transfers investment securities to available-for-sale from held-to-maturity	$-	$722,466
Transfers to other real estate owned from loans held for investment	$-	$366
Loans to facilitate the sale of other real estate owned	$-	$75

 See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, the “Company”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of March 31, 2014, the Bank operated 21 branches in Southern California, 11 branches in Northern California, nine branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Nevada, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

3. Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-01, “Investments— Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” ASU No. 2014-01 permits a reporting entity to make an accounting policy election to account for their investments in affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit. ASU 2014-01 becomes effective for interim and annual periods beginning on or after December 15, 2014. The Company is evaluating whether to adopt ASU 2014-01 or to continue to apply the equity method of accounting for investments in affordable housing projects.

In January 2014, the FASB issued ASU 2014-04, “Receivables— Trouble Debt Restructurings by Creditors.” ASU No. 2014-04 clarifies that upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement, a creditor is considered to have physical possession of residential real estate property collateralizing a consumer mortgage loan. A reporting entity is required to have interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure. ASU 2014-04 becomes effective for interim and annual periods beginning on or after December 15, 2014. Adoption of ASU 2014-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment.” ASU No. 2014-08 defines a discontinued operation as disposal of components of an entity that represent a strategic shift that has or will have a major effect on an entity’s operations. ASU No. 2014-08 also requires a reporting entity to present the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position for each comparative period. ASU 2014-08 becomes effective for interim and annual periods beginning on or after December 15, 2014. Adoption of ASU 2014-08 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth earnings per common share calculations:

	Three months ended March 31,
(Dollars in thousands, except share and per share data)	2014	2013
Net income attributable to Cathay General Bancorp	$31,259	$28,847
Dividends on preferred stock and noncash charge from repayment	-	(5,184)
Net income available to common stockholders	$31,259	$23,663

Weighted-average shares:
Basic weighted-average number of common shares outstanding	79,595,757	78,795,564
Dilutive effect of weighted-average outstanding common share equivalents
Warrants	298,535	-
Options	101,698	-
Restricted stock units	43,392	19,577
Diluted weighted-average number of common shares outstanding	80,039,382	78,815,141

Average stock options and warrants with anti-dilutive effect	1,985,848	5,630,813
Earnings per common share:
Basic	$0.39	$0.30
Diluted	$0.39	$0.30

5. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock. As of March 31, 2014, the only options granted by the Company were non-statutory stock options to selected Bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. There were no options granted during the first quarter of 2014 or the year ended December 31, 2013.

Option compensation expense was zero for the three months ended March 31, 2014, and $129,000 for the three months ended March 31, 2013. Stock-based compensation is recognized ratably over the requisite service period for all awards.

No stock options were exercised in the first quarter of 2014 or in the first quarter of 2013. The table below summarizes stock option activity for the periods indicated:

		Weighted-average	Weighted- average remaining contractual	Aggregate intrinsic value
	Shares	exercise price	life (in years)	(in thousands)

Balance, December 31, 2013	2,812,874	$31.81	1.9	$2,119
Forfeited	(438,000)	28.70
Balance, March 31, 2014	2,374,874	$32.38	2.0	$1,148
Exercisable, March 31, 2014	2,374,874	$32.38	2.0	$1,148

At March 31, 2014, 3,073,452 shares were available under the Company’s 2005 Incentive Plan for future grants.

The Company granted restricted stock units for 4,812 shares at an average closing price of $25.55 per share on March 13, 2014, and 25,037 shares at an average closing price of $20.68 per share in 2013. The restricted stock units granted in 2014 and 2013 are scheduled to vest two years from grant date.

The following table presents information relating to the restricted stock units as of March 31, 2014:

Units
Balance at December 31, 2013	143,433
Granted	4,812
Balance at March 31, 2014	148,245

The compensation expense related to the restricted stock units was $1.0 million for the three months ended March 31, 2014, compared to $609,000 for the three months ended March 31, 2013. Unrecognized stock-based compensation expense related to restricted stock units was $6.3 million at March 31, 2014, and is expected to be recognized over the next 2.5 years. In the first quarter of 2014, the Company granted 13,690 shares to directors of the Company and recorded compensation expenses of $350,000.

In December 2013, the Company granted performance share units in which the number of units earned is calculated based on the relative total shareholder return (“TSR”) of the Company’s common stock as compared to the TSR of the KBW Regional Banking Index. In addition, the Company granted performance share units in which the number of units earned is determined by comparison to the targeted earnings per share (“EPS share”) for the three years ending December 31, 2016. Performance TSR restricted stock units for 119,840 shares and performance EPS restricted stock units for 116,186 shares were granted to eight executive officers. Both the performance TSR and performance EPS share units are scheduled to vest at December 31, 2016. In the first quarter of 2014, the Company did not grant any performance share units.

The following table summarizes the tax short-fall from share-based payment arrangements:

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Short-fall of tax deductions in excess of grant-date fair value	$(1,227)	$(69)
Benefit of tax deductions on grant-date fair value	1,227	596
Total benefit of tax deductions	$-	$527

6. Investment Securities

Investment securities were $1.58 billion at March 31, 2014, compared to $1.59 billion at December 31, 2013. During the first quarter of 2013, due to the ongoing discussions regarding corporate income tax rates which could have a negative impact on the after-tax yields and fair values of the Company’s portfolio of municipal securities, the Company determined it may sell such securities in response to market conditions. As a result, the Company reclassified its municipal securities from securities held-to-maturity to securities available-for-sale. Concurrent with this reclassification, the Company also reclassified all other securities held-to-maturity, which together with the municipal securities had an amortized cost on the date of transfer of $722.5 million, to securities available-for-sale. At the reclassification date, a net unrealized gain was recorded in other comprehensive income for these securities totaling $40.5 million.

The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of March 31, 2014, and December 31, 2013:

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$475,139	$120	$-	$475,259
Mortgage-backed securities	969,042	1,860	49,749	921,153
Collateralized mortgage obligations	82	-	39	43
Corporate debt securities	165,716	423	3,458	162,681
Mutual funds	6,000	-	243	5,757
Preferred stock of government sponsored entities	535	12,909	-	13,444
Other equity securities	500	60	-	560
Total securities available-for-sale	$1,617,014	$15,372	$53,489	$1,578,897
Total investment securities	$1,617,014	$15,372	$53,489	$1,578,897

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$460,095	$99	$1	$460,193
Mortgage-backed securities	1,010,294	7,049	64,529	952,814
Collateralized mortgage obligations	5,929	231	54	6,106
Asset-backed securities	123	-	-	123
Corporate debt securities	154,955	298	4,949	150,304
Mutual funds	6,000	-	275	5,725
Preferred stock of government sponsored entities	569	10,834	-	11,403
Total securities available-for-sale	$1,637,965	$18,511	$69,808	$1,586,668
Total investment securities	$1,637,965	$18,511	$69,808	$1,586,668

The amortized cost and fair value of investment securities at March 31, 2014, by contractual maturities, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities available-for-sale
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$385,848	$385,941
Due after one year through five years	178,382	179,513
Due after five years through ten years	100,805	98,143
Due after ten years (1)	951,979	915,300
Total	$1,617,014	$1,578,897

(1) Equity securities are reported in this category

Proceeds from sales of mortgage-backed securities were $123.7 million and from repayments, maturities and calls of mortgage-backed securities were $20.5 million during the first quarter of 2014 compared to no proceeds from sales and proceeds of $98.4 million from repayments, maturities, and calls during the same period a year ago. Proceeds from sales of other investment securities were $16.0 million during the first quarter of 2014 compared to $320.2 million during the same period a year ago. Proceeds from maturities and calls of other investment securities were $112.9 million during the first quarter of 2014 compared to $10.1 million during the same period a year ago. Gains of $6.0 million and losses of $67,000 were realized on sales and calls of investment securities during the first quarter of 2014 compared to gains of $6.3 million and no losses realized during the same period a year ago.

At March 31, 2014, all of the Company’s mortgage-backed securities were rated as investment grade except for one non-agency issue. Total unrealized losses of $49.7 million from all mortgage-backed securities resulted from increases in interest rates subsequent to the date that these securities were purchased. The Company’s unrealized loss on investments in corporate bonds relates to nine issues of investments in bonds of financial institutions, all of which were investment grade at the date of acquisition and as of March 31, 2014. The unrealized losses were primarily caused by the widening of credit and liquidity spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that these mortgage-backed securities and corporate bonds would not be settled at a price less than the amortized cost of the investment. Because the Company does not intend to sell and would not be required to sell these investments until a recovery of fair value, which may be maturity, it does not consider its investments in these mortgaged-backed securities and corporate bonds to be other-than-temporarily impaired at March 31, 2014.

The temporarily impaired securities represent 64.4% of the fair value of investment securities as of March 31, 2014. Unrealized losses for securities with unrealized losses for less than twelve months represent 5.2%, and securities with unrealized losses for twelve months or more represent 3.5%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rates or spreads subsequent to the date that these securities were purchased.

At March 31, 2014, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of March 31, 2014, and December 31, 2013:

	March 31, 2014
	Temporarily impaired securities
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)

Securities Available-for-Sale
Mortgage-backed securities	$888,606	$49,748	$151	$1	$888,757	$49,749
Collateralized mortgage obligations	-	-	43	39	43	39
Corporate debt securities	25,778	2	96,544	3,456	122,322	3,458
Mutual funds	-	-	5,757	243	5,757	243
Total securities available-for-sale	$914,384	$49,750	$102,495	$3,739	$1,016,879	$53,489
Total investment securities	$914,384	$49,750	$102,495	$3,739	$1,016,879	$53,489

	December 31, 2013
	Temporarily impaired securities
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$75,064	$1	$-	$-	$75,064	$1
Mortgage-backed securities	792,012	64,526	272	2	792,284	64,528
Mortgage-backed securities-Non-agency	94	1	-	-	94	1
Collateralized mortgage obligations	68	4	301	50	369	54
Corporate debt securities	9,970	30	100,081	4,919	110,051	4,949
Mutual funds	-	-	5,724	275	5,724	275
Total securities available-for-sale	$877,208	$64,562	$106,378	$5,246	$983,586	$69,808
Total investment securities	$877,208	$64,562	$106,378	$5,246	$983,586	$69,808

Investment securities having a carrying value of $853.6 million at March 31, 2014, and $926.5 million at December 31, 2013, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, interest rate swaps, and foreign exchange transactions.

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

The components of loans in the condensed consolidated balance sheets as of March 31, 2014, and December 31, 2013, were as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Type of Loans:
Commercial loans	$2,229,880	$2,298,724
Residential mortgage loans	1,441,230	1,355,255
Commercial mortgage loans	4,192,987	4,023,051
Equity lines	172,395	171,277
Real estate construction loans	253,832	221,701
Installment and other loans	11,958	14,555
Gross loans	8,302,282	8,084,563
Less:
Allowance for loan losses	(169,138)	(173,889)
Unamortized deferred loan fees	(12,936)	(13,487)
Total loans, net	$8,120,208	$7,897,187

At March 31, 2014, recorded investment in impaired loans totaled $189.3 million and was comprised of non-accrual loans of $70.4 million and accruing troubled debt restructured (“TDR”) loans of $118.9 million. At December 31, 2013, recorded investment in impaired loans totaled $200.8 million and was comprised of non-accrual loans of $83.2 million and accruing TDRs of $117.6 million. For impaired loans, the amounts previously charged off represent 15.0% at March 31, 2014, and 23.9% at December 31, 2013, of the contractual balances for impaired loans. The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	Impaired Loans
	Average Recorded Investment		Interest Income Recognized
	Three months ended		Three months ended
	March 31,		March 31,
	2014	2013	2014	2013
	(In thousands)
Commercial loans	$30,844	$22,126	$226	$183
Real estate construction loans	34,060	42,068	65	66
Commercial mortgage loans	111,305	162,257	1,134	1,562
Residential mortgage and equity lines	19,156	17,797	95	84
Total	$195,365	$244,248	$1,520	$1,895

The following table presents impaired loans and the related allowance for credit losses as of the dates indicated:

	Impaired Loans
	March 31, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$14,001	$11,914	$-	$20,992	$18,905	$-
Real estate construction loans	25,157	14,854	-	25,401	15,097	-
Commercial mortgage loans	73,274	71,934	-	105,593	78,930	-
Residential mortgage loans and equity lines	4,876	4,876	-	4,892	4,892	-
Subtotal	$117,308	$103,578	$-	$156,878	$117,824	$-
With allocated allowance
Commercial loans	$27,772	$18,099	$4,663	$22,737	$13,063	$2,519
Real estate construction loans	28,158	19,005	3,129	28,475	19,323	3,460
Commercial mortgage loans	35,363	34,979	6,165	39,223	35,613	6,584
Residential mortgage loans and equity lines	14,083	13,650	538	16,535	14,957	721
Subtotal	$105,376	$85,733	$14,495	$106,970	$82,956	$13,284
Total impaired loans	$222,684	$189,311	$14,495	$263,848	$200,780	$13,284

The following table presents the aging of the loan portfolio by type as of March 31, 2014, and as of December 31, 2013:

	March 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$11,386	$610	$-	$13,806	$25,802	$2,204,078	$2,229,880
Real estate construction loans	3,140	-	-	28,042	31,182	222,650	253,832
Commercial mortgage loans	62,014	-	974	17,042	80,030	4,112,957	4,192,987
Residential mortgage loans and equity lines	5,881	-	-	11,498	17,379	1,596,246	1,613,625
Installment and other loans	-	-	-	-	-	11,958	11,958
Total loans	$82,421	$610	$974	$70,388	$154,393	$8,147,889	$8,302,282

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$7,170	$16,562	$-	$21,232	$44,964	$2,253,760	$2,298,724
Real estate construction loans	-	-	-	28,586	28,586	193,115	221,701
Commercial mortgage loans	20,043	7,862	982	19,621	48,508	3,974,543	4,023,051
Residential mortgage loans and equity lines	3,508	832	-	13,744	18,084	1,508,448	1,526,532
Installment and other loans	100	-	-	-	100	14,455	14,555
Total loans	$30,821	$25,256	$982	$83,183	$140,242	$7,944,321	$8,084,563

The determination of the amount of the allowance for credit losses for impaired loans is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. This allowance evaluation process is also applied to troubled debt restructurings since they are considered to be impaired loans.

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

At March 31, 2014, accruing TDRs were $118.9 million and non-accrual TDRs were $37.8 million compared to accruing TDRs of $117.6 million and non-accrual TDRs of $38.8 million at December 31, 2013. The Company allocated specific reserves of $7.3 million to accruing TDRs and $1.8 million to non-accrual TDRs at March 31, 2014, and $6.9 million to accruing TDRs and $2.2 million to non-accrual TDRs at December 31, 2013. The following tables present TDRs that were modified during the first quarter of 2014 and 2013, their specific reserve at March 31, 2014, and charge-offs during the first quarter of 2014 and 2013:

	Three months ended March 31, 2014				March 31, 2014
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	2	$8,243	$8,243	$-	$1,035
Residential mortgage loans and equity lines	2	671	671	-	36
Total	4	$8,914	$8,914	$-	$1,071

	Three months ended March 31, 2013				March 31, 2013
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	4	$4,007	$4,007	$-	$61
Commercial mortgage loans	2	1,175	1,175	-	10
Residential mortgage loans and equity lines	6	1,696	1,696	-	265
Total	12	$6,878	$6,878	$-	$336

Modifications of the loan terms during the first quarter of 2014 were in the form of changes in the stated interest rate, and in payment terms to interest only from principal and interest or reduction in monthly payment amount, multiple note structure, and waiver of late charges and collection fees.  The length of time for which modifications involving a reduction of the stated interest rate or changes in payment terms that were documented ranged from twelve months to three years from the modification date.

We expect that the TDR loans on accruing status as of March 31, 2014, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. A summary of TDRs by type of concession and by type of loan, as of March 31, 2014, and December 31, 2013, is shown below:

	March 31, 2014
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$12,047	$1,594	$2,566	$16,207
Real estate construction loans	-	-	5,817	5,817
Commercial mortgage loans	11,708	8,330	69,832	89,870
Residential mortgage loans	2,513	1,021	3,494	7,028
Total accruing TDRs	$26,268	$10,945	$81,709	$118,922

	March 31, 2014
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$2,867	$1,307	$-	$4,174
Real estate construction loans	-	15,692	-	9,037	24,729
Commercial mortgage loans	1,407	2,153	-	1,843	5,403
Residential mortgage loans	231	1,681	219	1,360	3,491
Total non-accrual TDRs	$1,638	$22,393	$1,526	$12,240	$37,797

	December 31, 2013
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$9,112	$2,916	$2,708	$14,736
Real estate construction loans	-	-	5,834	5,834
Commercial mortgage loans	11,333	9,389	70,200	90,922
Residential mortgage loans	1,564	1,024	3,517	6,105
Total accruing TDRs	$22,009	$13,329	$82,259	$117,597

	December 31, 2013
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$2,866	$1,352	$-	$4,218
Real estate construction loans	-	16,009	-	9,263	25,272
Commercial mortgage loans	1,443	2,168	-	1,843	5,454
Residential mortgage loans	241	2,206	-	1,378	3,825
Total non-accrual TDRs	$1,684	$23,249	$1,352	$12,484	$38,769

The activity within our TDR loans for the periods indicated are shown below:

	Three months ended March 31,
Accruing TDRs	2014	2013
	(In thousands)
Beginning balance	$117,597	$144,695
New restructurings	7,375	4,816
Restructured loans restored to accrual status	962	630
Payments	(7,012)	(17,892)
Restructured loans placed on nonaccrual	-	(2,034)
Ending balance	$118,922	$130,215

	Three months ended March 31,
Non-accrual TDRs	2014	2013
	(In thousands)
Beginning balance	$38,769	$47,731
New restructurings	1,539	2,062
Restructured loans placed on nonaccrual	-	2,034
Charge-offs	(4)	(679)
Payments	(1,545)	(640)
Restructured loans restored to accrual status	(962)	(630)
Ending balance	$37,797	$49,878

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as TDRs during the previous twelve months and which subsequently defaulted as of March 31, 2014.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of March 31, 2014, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

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

●	Doubtful – The possibility of loss is extremely high, but due to identifiable and important pending events (which may strengthen the loan), a loss classification is deferred until the situation is better defined.

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following tables present loan portfolio by risk rating as of March 31, 2014, and as of December 31, 2013:

	March 31, 2014
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial loans	$2,022,525	$111,451	$89,713	$6,191	$2,229,880
Real estate construction loans	213,529	4,062	32,928	3,313	253,832
Commercial mortgage loans	3,858,117	128,977	205,893	-	4,192,987
Residential mortgage loans and equity lines	1,599,979	244	13,402	-	1,613,625
Installment and other loans	11,958	-	-	-	11,958
Total gross loans	$7,706,108	$244,734	$341,936	$9,504	$8,302,282

	December 31, 2013
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial loans	$2,108,191	$84,786	$102,088	$3,659	$2,298,724
Real estate construction loans	184,449	-	33,939	3,313	221,701
Commercial mortgage loans	3,686,788	127,436	208,827	-	4,023,051
Residential mortgage loans and equity lines	1,510,647	-	15,885	-	1,526,532
Installment and other loans	14,555	-	-	-	14,555
Total gross loans	$7,504,630	$212,222	$360,739	$6,972	$8,084,563

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of March 31, 2014, and as of December 31, 2013:

		Real Estate	Commercial	Residential
	Commercial	Construction	Mortgage	Mortgage Loans	Installment and
	Loans	Loans	Loans	and Equity Lines	Other Loans	Total
	(In thousands)
March 31, 2014
Loans individually evaluated for impairment
Allowance	$4,663	$3,129	$6,165	$538	$-	$14,495
Balance	$30,013	$33,859	$106,913	$18,526	$-	$189,311

Loans collectively evaluated for impairment
Allowance	$60,119	$7,497	$75,161	$11,839	$27	$154,643
Balance	$2,199,867	$219,973	$4,086,074	$1,595,099	$11,958	$8,112,971

Total allowance	$64,782	$10,626	$81,326	$12,377	$27	$169,138
Total balance	$2,229,880	$253,832	$4,192,987	$1,613,625	$11,958	$8,302,282

December 31, 2013
Loans individually evaluated for impairment
Allowance	$2,519	$3,460	$6,584	$721	$-	$13,284
Balance	$31,968	$34,420	$114,544	$19,848	$-	$200,780

Loans collectively evaluated for impairment
Allowance	$62,584	$8,539	$78,169	$11,284	$29	$160,605
Balance	$2,266,756	$187,281	$3,908,507	$1,506,684	$14,555	$7,883,783

Total allowance	$65,103	$11,999	$84,753	$12,005	$29	$173,889
Total balance	$2,298,724	$221,701	$4,023,051	$1,526,532	$14,555	$8,084,563

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014, and March 31, 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)

2014 Beginning Balance	$65,103	$11,999	$84,753	$12,005	$29	$173,889
Provision/(credit) for possible credit losses	4,888	(1,398)	(4,306)	447	(2)	(371)
Charge-offs	(7,226)	-	(1,698)	(78)	-	(9,002)
Recoveries	2,017	25	2,577	3	-	4,622
Net (charge-offs)/recoveries	(5,209)	25	879	(75)	-	(4,380)

March 31, 2014 Ending Balance	$64,782	$10,626	$81,326	$12,377	$27	$169,138
Reserve for impaired loans	$4,663	$3,129	$6,165	$538	$-	$14,495
Reserve for non-impaired loans	$60,119	$7,497	$75,161	$11,839	$27	$154,643
Reserve for off-balance sheet credit commitments	$929	$326	$445	$33	$1	$1,734

2013 Beginning Balance	$66,101	$23,017	$82,473	$11,703	$28	$183,322
Provision/(credit) for possible credit losses	(3,310)	(2,399)	2,968	795	4	(1,942)
Charge-offs	(2,690)	-	(990)	(410)	-	(4,090)
Recoveries	955	79	365	3	-	1,402
Net (charge-offs)/recoveries	(1,735)	79	(625)	(407)	-	(2,688)

March 31, 2013 Ending Balance	$61,056	$20,697	$84,816	$12,091	$32	$178,692
Reserve for impaired loans	$1,717	$8,080	$6,242	$1,318	$-	$17,357
Reserve for non-impaired loans	$59,339	$12,617	$78,574	$10,773	$32	$161,335
Reserve for off-balance sheet credit commitments	$837	$311	$2,122	$33	$2	$3,305

8. Commitments and Contingencies

The Company is involved in various litigation concerning transactions entered into in the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of such litigation will have a material effect upon its consolidated financial condition, results of operations, or liquidity taken as a whole. Although the Company establishes accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, the Company does not have accruals for all legal proceedings where there is a risk of loss. In addition, amounts accrued may not represent the ultimate loss to the Company from the legal proceedings in question. Thus, ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued for legal loss contingencies.

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

9. Borrowed Funds

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $700.0 million with a weighted average rate of 3.92% at March 31, 2014, compared to $800.0 million with a weighted average rate of 3.87% at December 31, 2013. In the first quarter of 2014, the Company prepaid securities sold under agreements to repurchase totaling $100 million with a weighted average rate of 3.50% and incurred prepayment penalties of $3.4 million. In 2013, the Company prepaid securities sold under agreements to repurchase totaling $450 million with a weighted average rate of 3.79% and incurred prepayment penalties of $22.6 million. Five floating-to-fixed rate agreements totaling $300.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR rate minus 200 basis points to the three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.78% to 5.07%. After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Four fixed-to-floating rate agreements totaling $200.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months. For the remaining term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.50% to 3.75% and a minimum rate of 0.0%. After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. The table below provides summary data for the $500 million of callable securities sold under agreements to repurchase as of March 31, 2014:

(Dollars in millions)	Fixed-to-floating			Floating-to-fixed		Total
Rate type	Float Rate			Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.75%	3.50%	3.50%
Minimum rate	0.0%	0.0%	0.0%
No. of agreements	1	2	1	1	4	9
Amount	$50.0	$100.0	$50.0	$100.0	$200.0	$500.0
Weighted average rate	3.75%	3.50%	3.50%	4.78%	5.00%	4.38%
Final maturity	2014	2014	2015	2014	2017

The table below provides summary data for non-callable fixed rate securities sold under agreements to repurchase as of March 31, 2014:

	No. of	Amount	Weighted Average
Maturity	Agreements	(In thousands)	Interest Rate
1 year to 3 years	1	$50,000	2.69%
3 years to 5 years	3	150,000	2.81%
Total	4	$200,000	2.78%

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency securities, and mortgage-backed securities with a fair value of $808.0 million as of March 31, 2014, and $906.1 million as of December 31, 2013.

Advances from the FHLB. Advances from the FHLB were $636.2 million with weighted average rate of 0.30% at March 31, 2014, compared to $521.2 million with weighted average rate of 0.17% at December 31, 2013. The following relates to the outstanding advances at March 31, 2014, and December 31, 2013:

	March 31, 2014		December 31, 2013
	Amount	Weighted Average	Amount	Weighted Average
Maturity	(In thousands)	Interest Rate	(In thousands)	Interest Rate
Within 90 days	$490,000	0.11%	$475,000	0.06%
1 - 3 years	100,000	1.01%	-	-
4 - 5 years	46,200	1.24%	46,200	1.24%
	$636,200	0.30%	$521,200	0.17%

10. Income Taxes

Income tax expense totaled $17.9 million, or an effective tax rate of 36.4%, for the first quarter of 2014, compared to an income tax expense of $16.9 million, or an effective tax rate of 36.9%, for the same period a year ago. The effective tax rate includes the impact of the utilization of low income housing tax credits and recognition of other tax credits for both years.

As of December 31, 2013, the Company had income tax refunds receivable of $8.6 million. These income tax receivables are included in other assets in the accompanying condensed consolidated balance sheets.

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

Goodwill. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The two-step impairment testing process, if needed, begins by assigning net assets and goodwill to the two reporting units—Commercial Lending and Retail Banking.  The Company then completes “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary.  If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment.  Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill.  The implied fair value of goodwill is computed by assuming that all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill.  This adjusted goodwill balance is the implied fair value used in step two.  An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value. In connection with the determination of fair value, certain data and information is utilized, including earnings forecasts at the reporting unit level for the next four years.  Other key assumptions include terminal values based on future growth rates and discount rates for valuing the cash flows, which have inputs for the risk-free rate, market risk premium, and adjustments to reflect inherent risk and required market returns. Because of the significance of unobservable inputs in the valuation of goodwill impairment, goodwill subject to nonrecurring fair value adjustments is classified as a Level 3 measurement.

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2014, and December 31, 2013:

March 31, 2014	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)

Securities available-for-sale
U.S. Treasury securities	$475,259	$-	$-	$475,259
Mortgage-backed securities	-	921,153	-	921,153
Collateralized mortgage obligations	-	43	-	43
Corporate debt securities	-	162,681	-	162,681
Mutual funds	5,757	-	-	5,757
Preferred stock of government sponsored entities	-	13,444	-	13,444
Other equity securities	560	-	-	560
Total securities available-for-sale	481,576	1,097,321	-	1,578,897
Warrants	-	-	28	28
Option contracts	-	3	-	3
Foreign exchange contracts	-	5,093	-	5,093
Total assets	$481,576	$1,102,417	$28	$1,584,021

Liabilities

Option contracts	$-	$2	$-	$2
Foreign exchange contracts	-	3,322	-	3,322
Total liabilities	$-	$3,324	$-	$3,324

December 31, 2013	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)

Securities available-for-sale
U.S. Treasury securities	$460,193	$-	$-	$460,193
Mortgage-backed securities	-	952,815	-	952,815
Collateralized mortgage obligations	-	6,106	-	6,106
Asset-backed securities	-	123	-	123
Corporate debt securities	-	150,304	-	150,304
Mutual funds	5,724	-	-	5,724
Preferred stock of government sponsored entities	-	11,403	-	11,403
Total securities available-for-sale	465,917	1,120,751	-	1,586,668
Trading securities	-	4,936	-	4,936
Warrants	-	-	30	30
Foreign exchange contracts	-	6,182	-	6,182
Total assets	$465,917	$1,131,869	$30	$1,597,816

Liabilities

Foreign exchange contracts	$-	$6,140	$-	$6,140
Total liabilities	$-	$6,140	$-	$6,140

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $28,000 at March 31, 2014, compared to $30,000 at December 31, 2013. The fair value adjustment of warrants was included in other operating income in the first quarter of 2014.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at March 31, 2014, the following table provides the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of March 31, 2014, and December 31, 2013, and the total losses/(gains) for the periods indicated:

	March 31, 2014				Total Losses / (Gains)
	Fair Value Measurements Using			Total at	Three months ended
	Level 1	Level 2	Level 3	Fair Value	March 31, 2014	March 31, 2013
Assets	(In thousands)

Impaired loans by type:
Commercial loans	$-	$-	$13,436	$13,436	$-	$463
Commercial mortgage loans	-	-	28,784	28,784	-	41
Construction- residential	-	-	500	500	-	-
Construction- other	-	-	15,376	15,376	-	-
Residential mortgage loans and equity lines	-	-	13,113	13,113	-	189
Land loans	-	-	30	30	-	48
Total impaired loans	-	-	71,239	71,239	-	741
Other real estate owned (1)	-	18,261	14,337	32,598	183	(66)
Investments in venture capital	-	-	5,827	5,827	111	92
Equity investments	177	-	-	177	-	-
Total assets	$177	$18,261	$91,403	$109,841	$294	$767

(1) Other real estate owned balance of $44.9 million in the condensed consolidated balance sheet is net of estimated disposal costs.

	December 31, 2013				Total Losses / (Gains)
	Fair Value Measurements Using			Total at	Twelve months ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2013	December 31, 2012
Assets	(In thousands)

Impaired loans by type:
Commercial loans	$-	$-	$7,584	$7,584	$5,731	$-
Commercial mortgage loans	-	-	29,001	29,001	125	440
Construction- residential	-	-	500	500	-	-
Construction- other	-	-	15,363	15,363	-	65
Residential mortgage loans and equity lines	-	-	14,236	14,236	213	605
Land loans	-	-	29	29	-	162
Total impaired loans	-	-	66,713	66,713	6,069	1,272
Other real estate owned (1)	-	13,248	26,498	39,746	(3,134)	10,904
Investments in venture capital	-	-	8,900	8,900	409	309
Equity investments	642	-	-	642	-	181
Total assets	$642	$13,248	$102,111	$116,001	$3,344	$12,666

(1) Other real estate owned balance of $53.0 million in the consolidated balance sheet is net of estimated disposal costs.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans was primarily based on the appraised value of collateral adjusted by estimated sales cost and commissions. The Company generally obtains new appraisal reports every nine months. As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. During the reported periods, collateral discounts ranged from 55% in the case of accounts receivable collateral to 65% in the case of inventory collateral.

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

The Company applies estimated sales cost and commissions ranging from 3% to 6% to collateral value of impaired loans, quoted price, or loan sale price of loans held for sale, and appraised value of OREOs.

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from 1 to 4 years, risk-free interest rate from 0.46% to 1.35%, and stock volatility from 11.4% to 16.0%.

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

Securities. For securities, including securities held-to-maturity, available-for-sale, and for trading, fair values were based on quoted market prices at the reporting date. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities or dealer quotes. For certain actively traded agency preferred stocks and U.S. Treasury securities, the Company measures the fair value based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement. The Company also measures securities by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement. This category generally includes U.S. Government agency securities, state and municipal securities, mortgage-backed securities (“MBS”), commercial MBS, collateralized mortgage obligations, asset-backed securities, and corporate bonds.

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

Fair value was estimated in accordance with ASC Topic 825. Fair value estimates were made at specific points in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates were subjective in nature and involved uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following table presents the estimated fair value of financial instruments as of March 31, 2014, and as of December 31, 2013:

	March 31, 2014		December 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$161,657	$161,657	$153,747	$153,747
Short-term investments	620,306	620,306	516,938	516,938
Securities available-for-sale	1,578,897	1,578,897	1,586,668	1,586,668
Trading securities	-	-	4,936	4,936
Loans, net	8,120,208	8,045,314	7,897,187	7,760,490
Investment in Federal Home Loan Bank stock	29,901	29,901	25,000	25,000
Warrants	28	28	30	30

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$590	$3	$200	$0
Foreign exchange contracts	270,675	5,093	267,644	6,182

Financial Liabilities	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Deposits	$8,232,625	$8,233,462	$7,981,305	$7,977,639
Securities sold under agreements to repurchase	700,000	739,254	800,000	852,835
Advances from Federal Home Loan Bank	636,200	636,531	521,200	521,560
Other borrowings	19,025	16,337	19,062	16,107
Long-term debt	121,136	59,305	121,136	58,970

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$590	$2	$-	$-
Foreign exchange contracts	227,655	3,322	236,350	6,140

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,946,254	$(2,066)	$1,858,669	$(2,187)
Standby letters of credit	48,825	(210)	45,058	(205)
Other letters of credit	51,704	(34)	54,098	(34)
Bill of lading guarantees	173	-	80	-

The following tables present the level in the fair value hierarchy for the estimated fair values of only financial instruments that are not already included on the condensed consolidated balance sheets at fair value as of March 31, 2014, and December 31, 2013.

	March 31, 2014
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$161,657	$161,657	$-	$-
Short-term investments	620,306	620,306	-	-
Securities available-for-sale	1,578,897	481,576	1,097,321	-
Loans, net	8,045,314	-	-	8,045,314
Investment in Federal Home Loan Bank stock	29,901	-	29,901	-
Warrants	28	-	-	28
Financial Liabilities
Deposits	8,233,462	-	-	8,233,462
Securities sold under agreements to repurchase	739,254	-	739,254	-
Advances from Federal Home Loan Bank	636,531	-	636,531	-
Other borrowings	16,337	-	-	16,337
Long-term debt	59,305	-	59,305	-

	December 31, 2013
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$153,747	$153,747	$-	$-
Short-term investments	516,938	516,938	-	-
Securities available-for-sale	1,586,668	465,917	1,120,751	-
Trading securities	4,936	-	4,936	-
Loans, net	7,760,490	-	-	7,760,490
Investment in Federal Home Loan Bank stock	25,000	-	25,000	-
Warrants	30	-	-	30
Financial Liabilities
Deposits	7,977,639	-	-	7,977,639
Securities sold under agreements to repurchase	852,835	-	852,835	-
Advances from Federal Home Loan Bank	521,560	-	521,560	-
Other borrowings	16,107	-	-	16,107
Long-term debt	58,970	-	58,970	-

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

The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The two-step impairment testing process, if needed, begins by assigning net assets and goodwill to our two reporting units—Commercial Lending and Retail Banking.  The Company then completes “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary.  If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment.  Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill.  The implied fair value of goodwill is computed by assuming that all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill.  This adjusted goodwill balance is the implied fair value used in step two.  An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value.

At March 31, 2014, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment as of an interim date.

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

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counter parties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At March 31, 2014, the notional amount of option contracts totaled $1.2 million with a net positive fair value of $1,000. Spot and forward contracts in the total notional amount of $270.7 million had a positive fair value of $5.1 million at March 31, 2014. Spot and forward contracts in the total notional amount of $227.7 million had a negative fair value of $3.3 million at March 31, 2014. At December 31, 2013, the notional amount of option contracts totaled $200,000 with a net positive fair value of $83. Spot and forward contracts in the total notional amount of $267.6 million had a positive fair value of $6.2 million at December 31, 2013. Spot and forward contracts in the total notional amount of $236.3 million had a negative fair value of $6.1 million at December 31, 2013.

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

Financial instruments that are eligible for offset in the condensed consolidated balance sheets, as of March 31, 2014, and December 31, 2013, are presented in the following table:

				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
March 31, 2014
Securities sold under agreements to repurchase	$700,000	$-	$700,000	$-	$(700,000)	$-

December 31, 2013
Securities sold under agreements to repurchase	$800,000	$-	$800,000	$-	$(800,000)	$-

16. Stockholders’ Equity

Total equity was $1.49 billion at March 31, 2014, an increase of $35.4 million, or 2.4%, from $1.46 billion at December 31, 2013, primarily due to increases in net income of $31.3 million and decreases in unrealized losses on securities available for sale of $7.6 million offset by common stock cash dividends of $4.0 million.

The accumulated other comprehensive loss as of March 31, 2014, was all from unrealized losses on securities available-for-sale.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three months ended March 31, 2014, was as follows:

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Pre-tax	Tax expense	Net-of-tax	Pre-tax	Tax expense	Net-of-tax
	(In thousands)			(In thousands)
Beginning balance, net of tax			$(29,729)			$465
Net unrealized gains arising during the period	$19,140	$8,047	$11,094	$7,947	$3,343	$4,604
Reclassification adjustment for net securities gains included in net income	(5,960)	(2,506)	(3,455)	(6,292)	(2,645)	(3,647)
Net unrealized gains arising from transferring securities held-to-maturity to available-for-sale	-	-	-	38,052	15,997	22,055
Total other comprehensive income	$13,180	$5,541	$7,639	$39,707	$16,695	$23,012
Ending balance, net of tax			$(22,090)			$23,477

17. Subsequent Events

On April 23, 2014, the Company repurchased $2.0 million par value of its Junior Subordinated Notes issued through Cathay Capital Trust IV which mature on September 6, 2037, at a price of 72.25% of par. The gain on repurchase of these Junior Subordinated Notes was $555,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is given based on the assumption that the reader has access to and has read the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Management of the Company considers the following to be critical accounting policies:

Accounting for the allowance for credit losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described in “Allowance for Credit Losses” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Accounting for investment securities involves significant judgments and assumptions by management, which have a material impact on the carrying value of securities and the recognition of any “other-than-temporary” impairment to our investment securities. The judgments and assumptions used by management are described in “Investment Securities” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Accounting for income taxes involves significant judgments and assumptions by management, which have a material impact on the amount of taxes currently payable and the income tax expense recorded in the financial statements. The judgments and assumptions used by management are described in “Income Taxes” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Accounting for goodwill and goodwill impairment involves significant judgments and assumptions by management, which have a material impact on the amount of goodwill and noninterest expense recorded in the financial statements. The judgments and assumptions used by management are described in “Goodwill and Goodwill Impairment” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Highlights

●	Diluted earnings per share increased 30.0% to $0.39 per share for the first quarter of 2014 compared to $0.30 per share for the same quarter a year ago.
●	Total loans increased $217.7 million, or 2.7%, in the first quarter of 2014, to $8.3 billion at March 31, 2014, compared to $8.1 billion at December 31, 2013.

Quarterly Statement of Operations Review

Net Income

Net income available to common stockholders for the quarter ended March 31, 2014, was $31.3 million, an increase of $7.6 million, or 32.1%, compared to a net income available to common stockholders of $23.7 million for the same quarter a year ago. Diluted earnings per share available to common stockholders for the quarter ended March 31, 2014, was $0.39 compared to $0.30 for the same quarter a year ago due primarily to the elimination of dividends on preferred stock, a decrease in the cost associated with debt redemption, and an increase in net interest income.

Return on average stockholders’ equity was 8.53% and return on average assets was 1.19% for the quarter ended March 31, 2014, compared to a return on average stockholders’ equity of 7.20% and a return on average assets of 1.12% for the same quarter a year ago.

Financial Performance

	Three months ended March 31,
	2014	2013
Net income (in millions)	$31.3	$28.8
Net income available to common stockholders (in millions)	$31.3	$23.7
Basic earnings per common share	$0.39	$0.30
Diluted earnings per common share	$0.39	$0.30
Return on average assets	1.19%	1.12%
Return on average total stockholders' equity	8.53%	7.20%
Efficiency ratio	49.44%	51.71%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $2.6 million, or 3.2%, to $82.7 million during the first quarter of 2014 compared to $80.1 million during the same quarter a year ago. The increase was due primarily to the decrease in interest expense from securities sold under agreements to repurchase.

The net interest margin, on a fully taxable-equivalent basis, was 3.38% for the first quarter of 2014, compared to 3.30% for the fourth quarter of 2013 and 3.35% for the first quarter of 2013. The increase in the net interest margin was due mainly to the prepayment of securities sold under agreements to repurchase during the last twelve months.

For the first quarter of 2014, the yield on average interest-earning assets was 4.14%, on a fully taxable-equivalent basis, the cost of funds on average interest-bearing liabilities was 0.99%, and the cost of interest bearing deposits was 0.65%. In comparison, for the first quarter of 2013, the yield on average interest-earning assets was 4.26%, on a fully taxable-equivalent basis, the cost of funds on average interest-bearing liabilities was 1.18%, and the cost of interest bearing deposits was 0.63%. The interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, increased seven basis points to 3.15% for the quarter ended March 31, 2014, from 3.08% for the same quarter a year ago, primarily for the reason discussed above.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended March 31, 2014, and March 31, 2013. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended March 31,
	2014			2013
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Commercial loans	$2,260,590	$21,312	3.82%	$2,073,827	$20,768	4.06%
Residential mortgage loans	1,567,706	18,470	4.71	1,357,346	15,942	4.70
Commercial mortgage loans	4,075,694	49,614	4.94	3,761,187	49,706	5.36
Real estate construction loans	233,245	3,310	5.76	181,254	2,387	5.34
Other loans and leases	19,951	26	0.53	13,252	37	1.13
Total loans and leases (1)	8,157,186	92,732	4.61	7,386,866	88,840	4.88
Taxable securities	1,581,642	7,576	1.94	2,006,091	11,786	2.38
Tax-exempt securities (3)	-	-	-	124,182	1,488	4.86
Federal Home Loan Bank stock	25,054	450	7.28	41,041	250	2.47
Interest bearing deposits	148,241	449	1.23	196,615	208	0.43
Total interest-earning assets	9,912,123	101,207	4.14	9,754,795	102,572	4.26
Non-interest earning assets:
Cash and due from banks	136,063			139,378
Other non-earning assets	786,069			763,909
Total non-interest earning assets	922,132			903,287
Less: Allowance for loan losses	(174,934)			(183,547)
Deferred loan fees	(13,341)			(10,071)
Total assets	$10,645,980			$10,464,464

Interest bearing liabilities:
Interest bearing demand accounts	$682,765	$273	0.16	$600,110	$235	0.16
Money market accounts	1,275,726	1,927	0.61	1,164,125	1,580	0.55
Savings accounts	498,390	92	0.07	466,952	92	0.08
Time deposits	4,171,061	8,400	0.82	3,878,847	7,615	0.80
Total interest-bearing deposits	6,627,942	10,692	0.65	6,110,034	9,522	0.63

Securities sold under agreements to repurchase	707,222	6,930	3.97	1,197,222	11,393	3.86
Other borrowings	175,252	199	0.46	48,807	80	0.66
Long-term debt	121,136	728	2.44	171,136	924	2.19
Total interest-bearing liabilities	7,631,552	18,549	0.99	7,527,199	21,919	1.18
Non-interest bearing liabilities:
Demand deposits	1,445,269			1,221,552
Other liabilities	82,954			82,940
Total equity	1,486,205			1,632,773
Total liabilities and equity	$10,645,980			$10,464,464
Net interest spread (4)			3.15%			3.08%
Net interest income (4)		$82,658			$80,653
Net interest margin (4)			3.38%			3.35%

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

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)
	Three months ended March 31,
	2014-2013
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change
Interest-earning assets:
Loans and leases	9,020	(5,128)	3,892
Taxable securities	(2,248)	(1,962)	(4,210)
Tax-exempt securities (2)	(1,488)	-	(1,488)
Federal Home Loan Bank stock	(131)	331	200
Deposits with other banks	(64)	305	241
Total changes in interest income	5,089	(6,454)	(1,365)

Interest-bearing liabilities:
Interest bearing demand accounts	33	5	38
Money market accounts	159	188	347
Savings accounts	6	(6)	-
Time deposits	585	200	785
Securities sold under agreements to repurchase	(4,801)	338	(4,463)
Other borrowed funds	151	(32)	119
Long-term debt	(294)	98	(196)
Total changes in interest expense	(4,161)	791	(3,370)
Changes in net interest income	$9,250	$(7,245)	$2,005

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

Provision for Credit Losses

Provision for credit losses was zero for both the first quarter of 2014 and the first quarter of 2013. The provision for credit losses was based on the review of the adequacy of the allowance for loan losses at March 31, 2014. The provision or reversal for credit losses represents the charge against or benefit toward current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio, including unfunded commitments. The following table summarizes the charge-offs and recoveries for the periods indicated:

	Three months ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands)
Charge-offs:
Commercial loans	$7,226	$11,045	$2,690
Real estate loans (1)	1,776	626	1,130
Real estate- land loans	-	-	270
Total charge-offs	9,002	11,671	4,090
Recoveries:
Commercial loans	2,017	724	955
Construction loans- residential	16	1	46
Construction loans- other	9	27	33
Real estate loans (1)	2,577	1,749	359
Real estate- land loans	3	896	9
Total recoveries	4,622	3,397	1,402
Net charge-offs	$4,380	$8,274	$2,688

(1) Real estate loans include commercial mortgage loans, residential mortgage loans and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $14.6 million for the first quarter of 2014, a decrease of $322,000, or 2.2%, compared to $14.9 million for the first quarter of 2013. The decrease in non-interest income in the first quarter of 2014 was primarily due to decreases of $438,000 in gains on sale of loans and of $332,000 in gains on sale of securities partially offset by an increase of $304,000 in commissions from wealth management.

Non-Interest Expense

Non-interest expense decreased $1.0 million, or 2.2%, to $48.1 million in the first quarter of 2014 compared to $49.1 million in the same quarter a year ago. The efficiency ratio was 49.44% in the first quarter of 2014 compared to 51.71% for the same quarter a year ago.

Prepayment penalties decreased $2.2 million to $3.4 million in the first quarter of 2014 compared to $5.6 million in the same quarter a year ago. The Company prepaid $100.0 million of securities sold under agreements to repurchase in the first quarter of 2014 compared to $100.0 million in the same quarter a year ago. Amortization of core deposit premium decreased $1.2 million to $172,000 in the first quarter of 2014 compared to $1.4 million in the same quarter a year ago as a result of the full amortization of the core deposit premium from the General Bank acquisition. Other professional services expenses decreased $661,000 due to the completion of core system conversion in 2013. Offsetting the above decreases were a $1.0 million increase in litigation expense, a $741,000 increase in operations of affordable housing investments primarily due to new investments, a $598,000 increase in salaries and employee benefits primarily due to higher bonus accruals and amortization of long term incentive compensation awards, and a $416,000 increase in FDIC and state assessments.

Income Taxes

The effective tax rate for the first quarter of 2014 was 36.4% compared to 36.9% for the first quarter of 2013. The effective tax rate includes the impact of the utilization of low income housing tax credits.

Balance Sheet Review

Assets

Total assets were $11.29 billion at March 31, 2014, an increase of $301.9 million, or 2.7%, from $11.0 billion at December 31, 2013, primarily due to a $217.7 million increase in loans and a $103.4 million increase in short-term investments.

Investment Securities

Investment securities represented 14.0% of total assets at March 31, 2014, compared with 14.4% of total assets at December 31, 2013. The carrying value of investment securities at March 31, 2014, was $1.58 billion compared with $1.59 billion at December 31, 2013. Securities available-for-sale are carried at fair value and had a net unrealized loss, net of tax, of $22.1 million at March 31, 2014, compared with a net unrealized loss, net of tax, of $29.7 million at December 31, 2013. During the first quarter of 2013, due to the ongoing discussions regarding corporate income tax rates which could have a negative impact on the after-tax yields and fair values of the Company’s portfolio of municipal securities, the Company determined it may sell such securities in response to market conditions. As a result, the Company reclassified its municipal securities from securities held-to-maturity to securities available-for-sale. Concurrent with this reclassification, the Company also reclassified all other securities held-to-maturity, which together with the municipal securities had an amortized cost on the date of transfer of $722.5 million, to securities available-for-sale. At the reclassification date, a net unrealized gain was recorded in other comprehensive income for these securities totaling $40.5 million.

The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of March 31, 2014, and December 31, 2013:

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$475,139	$120	$-	$475,259
Mortgage-backed securities	969,042	1,860	49,749	921,153
Collateralized mortgage obligations	82	-	39	43
Corporate debt securities	165,716	423	3,458	162,681
Mutual funds	6,000		243	5,757
Preferred stock of government sponsored entities	535	12,909		13,444
Other equity securities	500	60		560
Total securities available-for-sale	$1,617,014	$15,372	$53,489	$1,578,897
Total investment securities	$1,617,014	$15,372	$53,489	$1,578,897

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$460,095	$99	$1	$460,193
Mortgage-backed securities	1,010,294	7,049	64,529	952,814
Collateralized mortgage obligations	5,929	231	54	6,106
Asset-backed securities	123	-	-	123
Corporate debt securities	154,955	298	4,949	150,304
Mutual funds	6,000	-	275	5,725
Preferred stock of government sponsored entities	569	10,834	-	11,403
Total securities available-for-sale	$1,637,965	$18,511	$69,808	$1,586,668
Total investment securities	$1,637,965	$18,511	$69,808	$1,586,668

For additional information, see Note 6 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Investment securities having a carrying value of $853.6 million at March 31, 2014, and $926.5 million at December 31, 2013, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, interest rate swaps, and foreign exchange transactions.

Loans

Gross loans were $8.30 billion at March 31, 2014, an increase of $217.7 million, or 2.7%, from $8.08 billion at December 31, 2013, primarily due to increases of $169.9 million, or 4.2%, in commercial mortgage loans, $86.0 million, or 6.3%, in residential mortgage loans, and $32.1 million, or 14.5%, in real estate construction loans, offset by a decrease of $68.8 million, or 3.0%, in commercial loans. The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

	March 31, 2014	% of Gross Loans	December 31, 2013	% of Gross Loans	% Change
Type of Loans	(Dollars in thousands)
Commercial loans	$2,229,880	26.9%	$2,298,724	28.50%	-3.0%
Residential mortgage loans	1,441,230	17.4	1,355,255	16.8	6.3
Commercial mortgage loans	4,192,987	50.5	4,023,051	49.8	4.2
Equity lines	172,395	2.1	171,277	2.2	0.7
Real estate construction loans	253,832	3.0	221,701	2.5	14.5
Installment and other loans	11,958	0.1	14,555	0.2	(17.8)
Gross loans	$8,302,282	100%	$8,084,563	100%	2.7%

Allowance for loan losses	(169,138)		(173,889)		(2.7)
Unamortized deferred loan fees	(12,936)		(13,487)		(4.1)
Total loans, net	$8,120,208		$7,897,187		2.8%

Non-performing Assets

Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, and other real estate owned (“OREO”). The Company’s policy is to place loans on non-accrual status if interest and/or principal is past due 90 days or more, or in cases where management deems the full collection of principal and interest unlikely. After a loan is placed on non-accrual status, any previously accrued but unpaid interest is reversed and charged against current income and subsequent payments received are generally first applied towards the outstanding principal balance of the loan. Depending on the circumstances, management may elect to continue the accrual of interest on certain past due loans if partial payment is received and/or the loan is well collateralized and in the process of collection. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

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

The ratio of non-performing assets to total assets was 1.0% at March 31, 2014, compared to 1.3% at December 31, 2013. Total non-performing assets decreased $20.9 million, or 15.3%, to $116.2 million at March 31, 2014, compared to $137.2 million at December 31, 2013, primarily due to a $12.8 million, or 15.4%, decrease in non-accrual loans and a $8.1 million, or 15.3%, decrease in OREO.

As a percentage of gross loans plus OREO, our non-performing assets decreased to 1.39% at March 31, 2014, from 1.69% at December 31, 2013. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 239.4% at March 31, 2014, from 208.2% at December 31, 2013.

The following table presents the changes in non-performing assets and troubled debt restructurings (TDRs) at March 31, 2014, compared to December 31, 2013, and to March 31, 2013:

(Dollars in thousands)	March 31, 2014	December 31, 2013	% Change	March 31, 2013	% Change
Non-performing assets
Accruing loans past due 90 days or more	$974	$982	(1)	$800	22
Non-accrual loans:
Construction loans- residential	3,313	3,313	-	3,271	1
Construction loans- non-residential	24,729	25,273	(2)	32,966	(25)
Land loans	6,502	6,502	-	8,325	(22)
Commercial real estate loans, excluding land loans	10,540	13,119	(20)	30,896	(66)
Commercial loans	13,806	21,232	(35)	13,192	5
Residential mortgage loans	11,498	13,744	(16)	11,679	(2)
Total non-accrual loans:	$70,388	$83,183	(15)	$100,329	(30)
Total non-performing loans	71,362	84,165	(15)	101,129	(29)
Other real estate owned	44,853	52,985	(15)	45,316	(1)
Total non-performing assets	$116,215	$137,150	(15)	$146,445	(21)
Accruing troubled debt restructurings (TDRs)	$118,922	$117,597	1	$130,215	(9)
Non-accrual TDRs (included in non-accrual loans above)	$37,797	$38,769	(3)	$49,878	(24)

Allowance for loan losses	$169,138	$173,889	(3)	$178,692	(5)
Allowance for off-balance sheet credit commitments	1,734	1,362	27	3,304	(48)
Allowance for credit losses	$170,872	$175,251	(2)	$181,996	(6)

Total gross loans outstanding, at period-end	$8,302,282	$8,084,563	3	$7,364,340	13
Allowance for loan losses to non-performing loans, at period-end	237.01%	206.60%		176.70%
Allowance for loan losses to gross loans, at period-end	2.04%	2.15%		2.43%
Allowance for credit losses to gross loans, at period-end	2.06%	2.17%		2.47%

Non-accrual Loans

At March 31, 2014, total non-accrual loans were $70.4 million, an decrease of $29.9 million, or 29.8%, from $100.3 million at March 31, 2013, and a decrease of $12.8 million, or 15.4%, from $83.2 million at December 31, 2013. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, of these loans on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	March 31, 2014		December 31, 2013
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$15,624	$3,039	$22,370	$2,030
Commercial real estate	34,457	1,167	33,079	1,366
Land	6,502	-	6,502	-
Unsecured	-	9,599	-	17,836
Total	$56,583	$13,805	$61,951	$21,232

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	March 31, 2014		December 31, 2013
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$29,007	$900	$31,895	$5,866
Wholesale/Retail	16,736	8,083	16,796	3,526
Food/Restaurant	617	214	569	173
Import/Export	-	4,608	-	11,667
Other	10,223	-	12,691	-
Total	$56,583	$13,805	$61,951	$21,232

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

Other Real Estate Owned

At March 31, 2014, OREO totaled $44.9 million, which decreased $8.1 million, or 15.3%, compared to $53.0 million at December 31, 2013.

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

At March 31, 2014, recorded investment in impaired loans totaled $189.3 million and was comprised of non-accrual loans of $70.4 million and accruing TDRs of $118.9 million. At December 31, 2013, recorded investment in impaired loans totaled $200.8 million and was comprised of non-accrual loans of $83.2 million and accruing TDRs of $117.6 million. For impaired loans, the amounts previously charged off represent 15.0% at March 31, 2014, and 23.9% at December 31, 2013, of the contractual balances for impaired loans. As of March 31, 2014, $56.6 million, or 80.4%, of the $70.4 million of non-accrual loans that were secured by real estate compared to $62.0 million, or 74.5%, of the $83.2 million of non-accrual loans that were secured by real estate at December 31, 2013. In light of changing property values in the current economic fluctuation affecting the real estate markets, the Bank has obtained current appraisals, sales contracts, or other available market price information which provide updated factors in evaluating potential loss.

At March 31, 2014, $14.5 million of the $169.1 million allowance for loan losses was allocated for impaired loans and $154.6 million was allocated to the general allowance. At December 31, 2013, $13.3 million of the $173.9 million allowance for loan losses was allocated for impaired loans and $160.6 million was allocated to the general allowance.

The allowance for credit losses to non-accrual loans increased to 242.8% at March 31, 2014, from 210.7% at December 31, 2013, primarily due to decreases in non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	March 31, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$14,001	$11,914	$-	$20,992	$18,905	$-
Real estate construction loans	25,157	14,854	-	25,401	15,097	-
Commercial mortgage loans	73,274	71,934	-	105,593	78,930	-
Residential mortgage loans and equity lines	4,876	4,876	-	4,892	4,892	-
Subtotal	$117,308	$103,578	$-	$156,878	$117,824	$-
With allocated allowance
Commercial loans	$27,772	$18,099	$4,663	$22,737	$13,063	$2,519
Real estate construction loans	28,158	19,005	3,129	28,475	19,323	3,460
Commercial mortgage loans	35,363	34,979	6,165	39,223	35,613	6,584
Residential mortgage loans and equity lines	14,083	13,650	538	16,535	14,957	721
Subtotal	$105,376	$85,733	$14,495	$106,970	$82,956	$13,284
Total impaired loans	$222,684	$189,311	$14,495	$263,848	$200,780	$13,284

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

As of March 31, 2014, construction loans of $187.9 million were disbursed with pre-established interest reserves of $21.2 million compared to $160.8 million of such loans disbursed with pre-established interest reserves of $20.0 million at December 31, 2013.  The balance for construction loans with interest reserves which have been extended was $26.6 million with pre-established interest reserves of $2.1 million at March 31, 2014, compared to $20.5 million with pre-established interest reserves of $1.8 million at December 31, 2013.  Land loans of $26.8 million were disbursed with pre-established interest reserves of $2.3 million at March 31, 2014, compared to $32.8 million land loans disbursed with pre-established interest reserves of $3.0 million at December 31, 2013.  The balance for land loans with interest reserves which have been extended was zero at March 31, 2014, compared to $1.7 million land loans with pre-established interest reserves of $53,000 at December 31, 2013.

At March 31, 2014, the Bank had no loans on non-accrual status with available interest reserves.  At March 31, 2014, $3.3 million of non-accrual residential construction loans, $24.7 million of non-accrual non-residential construction loans, and $32,000 of non-accrual land loans had been originated with pre-established interest reserves.  At December 31, 2013, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2013, $3.3 million of non-accrual residential construction loans, $25.3 million of non-accrual non-residential construction loans, and $32,000 of non-accrual land loans had been originated with pre-established interest reserves.   While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in sales or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the predominantly Asian areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Las Vegas, Nevada, and Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of March 31, 2014, or as of December 31, 2013.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-nine months. Total loans for construction, land development, and other land represented 24% of the Bank’s total risk-based capital as of March 31, 2014, and 23% as of December 31, 2013. Total CRE loans represented 253% of total risk-based capital as of March 31, 2014, and 249% as of December 31, 2013 and were below the Bank’s internal limit for CRE loans of 300% of total capital at both dates.

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

In addition, the Bank’s Board of Directors has established a written credit policy that includes a credit review and control system which it believes should be effective in ensuring that the Bank maintains an adequate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is adequate to absorb losses in the credit portfolio. The determination of the amount of the allowance for credit losses and the provision for credit losses is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Additions to the allowance for credit losses are made by charges to the provision for credit losses. While management utilizes its best judgment based on the information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including the performance of the Bank’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. Identified credit exposures that are determined to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for credit losses. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for credit losses in future periods.

The allowance for loan losses was $169.2 million and the allowance for off-balance sheet unfunded credit commitments was $1.7 million at March 31, 2014, which represented the amount believed by management to be sufficient to absorb credit losses inherent in the loan portfolio, including unfunded commitments. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $170.9 million at March 31, 2014, compared to $175.3 million at December 31, 2013, a decrease of $4.4 million, or 2.5%. The allowance for credit losses represented 2.06% of period-end gross loans and 239.4% of non-performing loans at March 31, 2014. The comparable ratios were 2.17% of period-end gross loans and 208.2% of non-performing loans at December 31, 2013.

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	For the three months ended
	March 31, 2014	March 31, 2013	December 31, 2013
Allowance for Loan Losses	(Dollars in thousands)
Balance at beginning of period	$173,889	$183,322	$181,452
Provision for credit losses	-	-	-
Transfers from/(to) reserve for off-balance sheet credit commitments	(371)	(1,942)	711
Charge-offs :
Commercial loans	(7,226)	(2,690)	(11,045)
Real estate loans	(1,776)	(1,130)	(626)
Land loans	-	(270)	-
Total charge-offs	(9,002)	(4,090)	(11,671)
Recoveries:
Commercial loans	2,017	955	724
Construction loans-residential	16	46	1
Construction loans-other	9	33	27
Real estate loans	2,577	359	1,749
Land loans	3	9	896
Total recoveries	4,622	1,402	3,397

Balance at end of period	$169,138	$178,692	$173,889
Reserve for off-balance sheet credit commitments
Balance at beginning of period	$1,362	$1,362	$2,074
Provision/(reversal) for credit losses/transfers	372	1,942	(712)
Balance at end of period	$1,734	$3,304	$1,362

Average loans outstanding during period ended	$8,157,186	$7,386,866	$7,945,343
Total gross loans outstanding, at period-end	$8,302,282	$7,364,340	$8,084,563
Total non-performing loans, at period-end	$71,362	$101,129	$84,165
Ratio of net charge-offs to average loans outstanding during the period	0.22%	0.15%	0.42%
Provision for loan losses to average loans outstanding during the period	-	-	-
Allowance for loan losses to non-performing loans at period-end	237.01%	176.70%	206.60%
Allowance for loan losses to gross loans at period-end	2.04%	2.43%	2.15%

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total average loans as of the dates indicated:

(Dollars in thousands)	March 31, 2014		December 31, 2013
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
Type of Loan:	Amount	Gross Loans	Amount	Gross Loans
Commercial loans	$64,782	27.7%	$65,103	28.2%
Residential mortgage loans (1)	12,377	19.2	12,005	18.6
Commercial mortgage loans	81,326	50.0	84,753	50.7
Real estate construction loans	10,626	2.9	11,999	2.3
Installment and other loans	27	0.2	29	0.2
Total	$169,138	100%	$173,889	100%

(1) Residential mortgage loans includes equity lines.

The allowance allocated to commercial loans was $64.8 million at March 31, 2014, compared to $65.1 million at December 31, 2013. The decrease is due primarily to decreases in commercial loans from $2.3 billion at December 31, 2013, to $2.2 billion at March 31, 2014.

The allowance allocated to commercial mortgage loans decreased from $84.8 million at December 31, 2013, to $81.3 million at March 31, 2014, which was due primarily to decreases in loss experience from commercial mortgage loans and to the net recoveries of $0.9 million during the first quarter of 2014. The overall allowance for total commercial mortgage loans was 1.9% at March 31, 2014, and 2.1% at December 31, 2013.

The allowance allocated for construction loans decreased to $10.6 million, or 4.2%, of construction loans at March 31, 2014, compared to $12.0 million, or 5.4%, of construction loans at December 31, 2013, primarily due to decreases in loss experience from construction loans which are evaluated on a collective basis.

Deposits

Total deposits were $8.23 billion at March 31, 2014, an increase of $251.3 million, or 3.1%, from $7.98 billion at December 31, 2013, primarily due to a $145.1 million, or 15.6%, increase in time deposits under $100,000, a $50.8 million, or 1.6%, increase in time deposits of $100,000 or more, a $46.9 million, or 3.3%, increase in non-interest bearing demand deposits, and a $24.4 million, or 4.9%, increase in saving deposits, offset by a $24.9 million, or 1.9%, decrease in money market deposits.

The following table displays the deposit mix as of the dates indicated:

	March 31, 2014	% of Total	December 31, 2013	% of Total
Deposits	(Dollars in thousands)
Non-interest-bearing demand deposits	$1,488,720	18.1%	$1,441,858	18.1%
NOW deposits	692,925	8.4	683,873	8.6
Money market deposits	1,261,419	15.3	1,286,338	16.1
Savings deposits	523,950	6.4	499,520	6.2
Time deposits under $100,000	1,076,329	13.1	931,204	11.7
Time deposits of $100,000 or more	3,189,282	38.7	3,138,512	39.3
Total deposits	$8,232,625	100.0%	$7,981,305	100.0%

Borrowings

Borrowings include federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Securities sold under agreements to repurchase were $700.0 million with a weighted average rate of 3.92% at March 31, 2014, compared to $800.0 million with a weighted average rate of 3.87% at December 31, 2013. In the first quarter of 2014, the Company prepaid securities sold under agreements to repurchase totaling $100 million with a weighted average rate of 3.50% and incurred prepayment penalties of $3.4 million. In 2013, the Company prepaid securities sold under agreements to repurchase totaling $450 million with a weighted average rate of 3.79% and incurred prepayment penalties of $22.6 million. Five floating-to-fixed rate agreements totaling $300.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR rate minus 200 basis points to the three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.78% to 5.07%. After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Four fixed-to-floating rate agreements totaling $200.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months. For the remaining term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.50% to 3.75% and a minimum rate of 0.0%. After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. The table below provides summary data for the $500 million of callable securities sold under agreements to repurchase as of March 31, 2014:

(Dollars in millions)	Fixed-to-floating			Floating-to-fixed		Total
Rate type	Float Rate			Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.75%	3.50%	3.50%
Minimum rate	0.0%	0.0%	0.0%
No. of agreements	1	2	1	1	4	9
Amount	$50.0	$100.0	$50.0	$100.0	$200.0	$500.0
Weighted average rate	3.75%	3.50%	3.50%	4.78%	5.00%	4.38%
Final maturity	2014	2014	2015	2014	2017

The table below provides summary data for non-callable fixed rate securities sold under agreements to repurchase as of March 31, 2014:

	No. of	Amount	Weighted Average
Maturity	Agreements	(In thousands)	Interest Rate
1 year to 3 years	1	$50,000	2.69%
3 years to 5 years	3	150,000	2.81%
Total	4	$200,000	2.78%

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency securities, and mortgage-backed securities with a fair value of $808.0 million as of March 31, 2014, and $906.1 million as of December 31, 2013.

Advances from the FHLB were $636.2 million with weighted average rate of 0.30% at March 31, 2014, compared to $521.2 million with weighted average rate of 0.17% at December 31, 2013. The following relates to the outstanding advances at March 31, 2014, and December 31, 2013:

	March 31, 2014		December 31, 2013
	Amount	Weighted Average	Amount	Weighted Average
Maturity	(In thousands)	Interest Rate	(In thousands)	Interest Rate
Within 90 days	$490,000	0.11%	$475,000	0.06%
1 - 3 years	100,000	1.01%	-	-
4 - 5 years	46,200	1.24%	46,200	1.24%
	$636,200	0.30%	$521,200	0.17%

Long-term Debt

Long-term debt was $121.1 million at March 31, 2014, compared to $121.1 million at December 31, 2013. Long-term debt is comprised of Junior Subordinated Notes, which qualifies as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of March 31, 2014. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)

Contractual obligations:
Deposits with stated maturity dates	$3,560,858	$457,579	$247,163	$11	$4,265,611
Securities sold under agreements to repurchase (1)	300,000	200,000	-	-	500,000
Securities sold under agreements to repurchase (2)	-	50,000	150,000	-	200,000
Advances from the Federal Home Loan Bank	490,000	100,000	46,200	-	636,200
Other borrowings	-	-	-	19,025	19,025
Long-term debt	-	-	-	121,136	121,136
Operating leases	5,826	7,741	3,858	3,276	20,701
Total contractual obligations and other commitments	$4,306,685	$665,320	$647,221	$143,448	$5,762,674

(1) These repurchase agreements have a final maturity of 5-years, 7-years and 10-years from origination date but are callable on a quarterly basis after six months, one year, or 18 months for the 7-year term and one year for the 5-year and 10-year terms.
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

Capital Resources

Total equity was $1.49 billion at March 31, 2014, an increase of $35.4 million, or 2.4%, from $1.46 billion at December 31, 2013, primarily due to increases in net income of $31.3 million and decreases in unrealized losses on securities available for sale of $7.6 million offset by common stock cash dividends of $4.0 million.

The following table summarizes changes in total equity for the three months ended March 31, 2014:

Three months ended
(In thousands)	March 31, 2014
Net income	$31,259
Stock issued to directors	350
Proceeds from shares issued through the Dividend Reinvestment Plan	386
Net tax short-fall from stock-based compensation expense	(1,227)
Share-based compensation	1,003
Other comprehensive income	7,639
Cash dividends paid to common stockholders	(3,980)
Net increase in total equity	$35,430

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of March 31, 2014. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 6.0%, total risk-based capital ratio equal to or greater than 10.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents Bancorp’s and the Bank’s capital and leverage ratios as of March 31, 2014, and December 31, 2013:

	Cathay General Bancorp				Cathay Bank
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$1,317,017	14.96	$1,288,892	15.04	$1,277,119	14.51	$1,244,480	14.53
Tier 1 capital minimum requirement	352,144	4.00	342,899	4.00	351,991	4.00	342,701	4.00
Excess	$964,873	10.96	$945,993	11.04	$925,128	10.51	$901,779	10.53

Total capital (to risk-weighted assets)	$1,433,451	16.28	$1,401,319	16.35	$1,387,867	15.77	$1,352,415	15.79
Total capital minimum requirement	704,289	8.00	685,799	8.00	703,982	8.00	685,402	8.00
Excess	$729,162	8.28	$715,520	8.35	$683,885	7.77	$667,013	7.79

Tier 1 capital (to average assets) – Leverage ratio	$1,317,017	12.70	$1,288,892	12.48	$1,277,119	12.32	$1,244,480	12.06
Minimum leverage requirement	414,650	4.00	413,158	4.00	414,562	4.00	412,815	4.00
Excess	$902,367	8.70	$875,734	8.48	$862,557	8.32	$831,665	8.06

Risk-weighted assets	$8,803,607		$8,572,487		$8,799,770		$8,567,523
Total average assets (1)	$10,366,258		$10,328,952		$10,364,053		$10,320,368

(1) The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

In July 2013, the federal bank regulatory agencies adopted final regulations which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of the Dodd-Frank Act and to implement international agreements reached by the Basel Committee on Banking Supervision that were intended to improve both the quality and quantity of banking organizations’ capital (“Basel III”). Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased in basis to all banking organizations, including the Company and the Bank.

The following are among the new requirements that will be phased in beginning January 1, 2015:

•	An increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets.

•	A new category and a required 4.50% of risk-weighted assets ratio is established for “common equity Tier 1” as a subset of Tier 1 capital limited to common equity.

•	A minimum non-risk-based leverage ratio is set at 4.00% eliminating a 3.00% exception for higher rated banks.

•

Changes in the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities.

•

A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios that will be phased in from 2016 to 2019 must be met to avoid limitations in the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

•

The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures.

•	An additional “countercyclical capital buffer” is required for larger and more complex institutions.

Management believes that, as of March 31, 2014, Bancorp and the Bank would meet all capital adequacy requirements under the Basel III rules on a fully phased-in basis as if such requirements were currently in effect.

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. The amount of future dividends will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors. As discussed in “Regulatory Matters” below, we are subject to Federal Reserve supervisory policies, including informing and consulting with the Federal Reserve Bank of San Francisco sufficiently in advance of any planned capital actions (i.e. increased dividend payments or stock redemptions) and we have notified the Federal Reserve Bank of San Francisco that our Board of Directors expects to increase the common stock dividend to $.07 per share during the second quarter. There can be no assurance that our regulators will not object to any capital actions. The terms of our Junior Subordinated Notes also limit our ability to pay dividends.

The Company declared cash dividends of $.05 per share on 79,595,528 shares outstanding on March 3, 2014, for distribution to holders of our common stock on March 13, 2014. Total cash dividends of $4.0 million were paid during the first quarter of 2014.

Country Risk Exposures

The Company’s total assets were $11.3 billion and total foreign country risk net exposures were $923.7 million at March 31, 2014. Total foreign country risk net exposures at March 31, 2014, were comprised primarily of $372.7 million from Hong Kong, $181.3 million from England, $143.7 million from China, $44.2 million from France, $39.6 million from Switzerland, $30.1 million from Australia, $28.8 million from Korea, $21.2 million from Taiwan, $19.4 million from Japan, $17.1 million from the Philippines, $14.1 million from Canada, and $9.5 million from Singapore. Risk is determined based on location of the borrowers, issuers, and counter parties.

All foreign country risk net exposures were to non-sovereign counter parties except $9.2 million due from the Hong Kong Monetary Authority at March 31, 2014.

Unfunded loan exposures were $79.3 million at March 31, 2014, and were comprised primarily of $43.9 million unfunded loans to borrowers of Hong Kong residence, $22.2 million unfunded loans to two financial institution in China, $5.6 million unfunded loans to borrowers of Taiwan residence, $4.3 million unfunded loans to borrowers of China residence, and $2.7 million unfunded loans to borrowers of Philippines residence.

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

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counter parties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At March 31, 2014, the notional amount of option contracts totaled $1.2 million with a net positive fair value of $1,000. Spot and forward contracts in the total notional amount of $270.7 million had a positive fair value of $5.1 million at March 31, 2014. Spot and forward contracts in the total notional amount of $227.7 million had a negative fair value of $3.3 million at March 31, 2014. At December 31, 2013, the notional amount of option contracts totaled $200,000 with a net positive fair value of $83. Spot and forward contracts in the total notional amount of $267.6 million had a positive fair value of $6.2 million at December 31, 2013. Spot and forward contracts in the total notional amount of $236.3 million had a negative fair value of $6.1 million at December 31, 2013.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. At March 31, 2014, our liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 16.5% compared to 15.3% at December 31, 2013.

The Bank is a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of March 31, 2014, the Bank had an approved credit line with the FHLB totaling $3.46 billion. Advances from the FHLB were $636.2 million at March 31, 2014. The Bank expects to be able to access this source of funding, if required, in the near term. The Bank has pledged a portion of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program to secure these borrowings. At March 31, 2014, the borrowing capacity under the Borrower-in-Custody program was $92.7 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. At March 31, 2014, investment securities and trading securities totaled $1.58 billion, with $853.6 million pledged as collateral for borrowings and other commitments. The remaining $725.3 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 83.5% of the Company’s time deposits mature within one year or less as of March 31, 2014. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical run-off experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. Under the memorandum of understanding Bancorp entered into with the Federal Reserve Bank of San Francisco (“FRB SF”), which was terminated effective April 5, 2013, we agreed that we would not, without the FRB SF’s prior written approval, receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank. The Bank paid dividends to Bancorp totaling $138.0 million during 2013. The Bank did not pay dividends to Bancorp in the first quarter of 2014.

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

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of March 31, 2014:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	11.1	(6.7)
+100	5.7	(2.9)
-100	(1.0)	0.0
-200	(1.6)	1.6

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

There has not been any change in our internal control over financial reporting that occurred during the first fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

Bancorp’s wholly-owned subsidiary, Cathay Bank, is a party to ordinary routine litigation from time to time incidental to various aspects of its operations. Management does not believe that any such litigation is expected to have a material adverse impact on the Company’s consolidated financial condition or results of operations.

ITEM 1A.     RISK FACTORS.

There is no material change in the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, in response to Item 1A in Part I of Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2014 - January 31, 2014)	0	$0	0	622,500
Month #2 (February 1, 2014 - February 28, 2014)	0	$0	0	622,500
Month #3 (March 1, 2014 - March 31, 2014)	0	$0	0	622,500
Total	0	$0	0	622,500

For a discussion of limitations on the payment of dividends, see “Dividend Policy,” and “Liquidity” under Part I—Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Date: May 8, 2014

/s/ Dunson K. Cheng
Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: May 8, 2014

/s/ Heng W. Chen
Heng W. Chen Executive Vice President and Chief Financial Officer