Form 10-Q
period 2014-06-30
CATHAY GENERAL BANCORP
filed 2014-08-07
CIK 861842

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014

OR

 [     ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number	0-18630
CATHAY GENERAL BANCORP

(Exact name of registrant as specified in its charter)

Delaware	95-4274680

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

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

Common stock, $.01 par value, 79,671,878 shares outstanding as of July 31, 2014.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

2ND QUARTER 2014 REPORT ON FORM 10-Q

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	June 30, 2014	December 31, 2013

Assets
Cash and due from banks	$245,860	$153,747
Short-term investments and interest bearing deposits	803,576	516,938
Securities available-for-sale (amortized cost of $1,354,885 in 2014 and $1,637,965 in 2013)	1,339,989	1,586,668
Trading securities	-	4,936
Loans	8,565,278	8,084,563
Less: Allowance for loan losses	(169,077)	(173,889)
Unamortized deferred loan fees, net	(13,501)	(13,487)
Loans, net	8,382,700	7,897,187
Federal Home Loan Bank stock	25,671	25,000
Other real estate owned, net	34,835	52,985
Affordable housing investments, net	88,277	84,108
Premises and equipment, net	101,758	102,045
Customers’ liability on acceptances	19,915	32,194
Accrued interest receivable	24,723	24,274
Goodwill	316,340	316,340
Other intangible assets, net	1,929	2,230
Other assets	171,249	190,634

Total assets	$11,556,822	$10,989,286

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$1,524,577	$1,441,858
Interest-bearing deposits:
NOW deposits	698,671	683,873
Money market deposits	1,410,123	1,286,338
Savings deposits	501,065	499,520
Time deposits under $100,000	1,112,673	931,204
Time deposits of $100,000 or more	3,333,487	3,138,512
Total deposits	8,580,596	7,981,305

Securities sold under agreements to repurchase	700,000	800,000
Advances from the Federal Home Loan Bank	521,200	521,200
Other borrowings for affordable housing investments	18,985	19,062
Long-term debt	119,136	121,136
Acceptances outstanding	19,915	32,194
Other liabilities	58,628	55,418
Total liabilities	10,018,460	9,530,315
Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 83,878,550 issued and 79,670,985 outstanding at June 30, 2014, and 83,797,434 issued and 79,589,869 outstanding at December 31, 2013	839	838
Additional paid-in-capital	786,259	784,489
Accumulated other comprehensive loss, net	(8,896)	(29,729)
Retained earnings	885,896	829,109
Treasury stock, at cost (4,207,565 shares at June 30, 2014, and at December 31, 2013)	(125,736)	(125,736)

Total equity	1,538,362	1,458,971
Total liabilities and equity	$11,556,822	$10,989,286

See accompanying notes to unaudited condensed consolidated financial statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$97,454	$87,879	$190,186	$176,719
Investment securities- taxable	6,708	12,332	14,284	24,118
Investment securities- nontaxable	-	28	-	995
Federal Home Loan Bank stock	421	342	871	592
Deposits with banks	479	281	928	489
Total interest and dividend income	105,062	100,862	206,269	202,913

Interest Expense
Time deposits of $100,000 or more	6,748	6,822	13,412	13,579
Other deposits	4,429	2,993	8,457	5,759
Securities sold under agreements to repurchase	6,943	9,984	13,873	21,376
Advances from Federal Home Loan Bank	497	145	696	225
Long-term debt	828	924	1,556	1,848
Total interest expense	19,445	20,868	37,994	42,787

Net interest income before provision for credit losses	85,617	79,994	168,275	160,126
Provision/(credit) for loan losses	(3,700)	-	(3,700)	-

Net interest income after provision/(credit) for loan losses	89,317	79,994	171,975	160,126

Non-Interest Income
Securities gains, net	506	12,177	6,466	18,469
Letters of credit commissions	1,520	1,449	2,988	2,910
Depository service fees	1,306	1,485	2,669	2,959
Other operating income	5,689	5,250	11,457	10,904
Total non-interest income	9,021	20,361	23,580	35,242

Non-interest Expense
Salaries and employee benefits	23,391	21,588	46,842	44,441
Occupancy expense	3,896	3,510	7,758	7,154
Computer and equipment expense	2,534	2,366	4,836	5,042
Professional services expense	5,263	6,854	10,419	12,671
FDIC and State assessments	2,277	1,981	4,431	3,719
Marketing expense	1,519	1,169	2,083	1,606
Other real estate owned (income)/expense	(377)	(264)	382	359
Operations of affordable housing investments, net	1,018	2,023	3,454	3,718
Amortization of core deposit intangibles	124	1,338	296	2,734
(Income)/Costs associated with debt redemption	(555)	10,051	2,821	15,696
Other operating expense	3,423	3,100	7,259	5,704
Total non-interest expense	42,513	53,716	90,581	102,844
Income before income tax expense	55,825	46,639	104,974	92,524
Income tax expense	20,741	16,573	38,631	33,460
Net income	35,084	30,066	66,343	59,064
Less: net income attributable to noncontrolling interest	-	150	-	301
Net income attributable to Cathay General Bancorp	35,084	29,916	66,343	58,763
Dividends on preferred stock and noncash charge from repayment	-	(2,067)	-	(7,251)
Net income attributable to common stockholders	35,084	27,849	66,343	51,512

Other comprehensive income/(loss), net of tax
Unrealized holding gain/(loss) on securities available-for-sale	13,750	(31,492)	24,844	(4,833)
Less: reclassification adjustments included in net income	293	7,058	3,748	10,705
Unrealized holding losses on cash flow hedge derivatives	(263)	-	(263)	-
Less: reclassification adjustments included in net income	-	-	-	-
Total other comprehensive gain/(loss), net of tax	13,194	(38,550)	20,833	(15,538)
Total comprehensive income/(loss)	$48,278	$(8,634)	$87,176	$43,225

Net income per common share:
Basic	$0.44	$0.35	$0.83	$0.65
Diluted	$0.44	$0.35	$0.83	$0.65
Cash dividends paid per common share	$0.07	$0.01	$0.12	$0.02
Average common shares outstanding
Basic	79,642,993	78,869,089	79,619,506	78,832,530
Diluted	80,046,471	78,899,906	80,042,946	78,857,758

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2014	2013
	(In thousands)
Cash Flows from Operating Activities
Net income	$66,343	$59,064
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for loan (benefit)/losses	(3,700)	-
Provision/(credit) for losses on other real estate owned	1,616	(894)
Deferred tax liability/(asset)	10,483	(16,523)
Depreciation	3,556	3,105
Net losses on sale and transfer of other real estate owned	(2,373)	(554)
Net gains on sale of loans	(216)	(834)
Proceeds from sales of loans	9,914	38,648
Originations of loans held-for-sale	(9,699)	(37,814)
Net change in trading securities	4,936	(113)
Write-downs on venture capital investments	268	211
Gain on sales and calls of securities	(6,466)	(18,469)
Amortization/accretion of security premiums/discounts, net	1,723	2,333
Amortization of other intangible assets	340	2,797
Excess tax short-fall from share-based payment arrangements	1,177	80
Stock based compensation and stock issued to officers as compensation	1,997	1,867
Net change in accrued interest receivable and other assets	(6,644)	35,849
Net change in other liabilities	(6,529)	5,025
Net cash provided by operating activities	66,726	73,778
Cash Flows from Investing Activities
(Increase)/decrease in short-term investments	(286,638)	272,142
Purchase of investment securities available-for-sale	(350,834)	(776,453)
Proceeds from sale of investment securities available-for-sale	466,867	553,674
Proceeds from repayments, maturities and calls of investment securities available-for-sale	175,398	208,074
Proceeds from repayments, maturities and calls of investment securities held-to-maturity	-	50,973
Purchase of Federal Home Loan Bank stock	(6,043)	-
Redemptions of Federal Home Loan Bank stock	5,371	8,354
Net increase in loans	(476,774)	(274,907)
Purchase of premises and equipment	(3,317)	(2,631)
Proceeds from sale of other real estate owned	17,931	6,631
Net increase in investment in affordable housing	(3,588)	(3,441)
Net cash (used in)/provided by investing activities	(461,627)	42,416
Cash Flows from Financing Activities
Net increase in deposits	599,146	326,597
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(100,000)	(300,000)
Advances from Federal Home Loan Bank	6,452,400	643,478
Repayment of Federal Home Loan Bank borrowings	(6,452,400)	(663,000)
Cash dividends paid	(9,556)	(6,231)
Redemption of series B preferred stock	-	(129,000)
Repayment of other borrowings	(2,000)	-
Proceeds from shares issued under Dividend Reinvestment Plan	875	136
Taxes paid related to net share settlement of RSUs	(274)	-
Excess tax short-fall from share-based payment arrangements	(1,177)	(80)
Net cash provided by/(used in) financing activities	487,014	(128,100)
Increase/(decrease) in cash and cash equivalents	92,113	(11,906)
Cash and cash equivalents, beginning of the period	153,747	144,909
Cash and cash equivalents, end of the period	$245,860	$133,003

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$38,910	$44,472
Income taxes paid	$40,864	$28,212
Non-cash investing and financing activities:
Net change in unrealized holding gain/(loss) on securities available-for-sale, net of tax	$21,096	$(15,537)
Net change in unrealized holding loss on cash flow hedge derivatives	$(263)	$-
Transfers of investment securities to available-for-sale from held-to-maturity	$-	$722,466
Transfers to other real estate owned from loans held for investment	$975	$8,016
Loans to facilitate the sale of other real estate owned	$-	$75

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, the “Company”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of June 30, 2014, the Bank operated 21 branches in Southern California, 11 branches in Northern California, nine branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Nevada, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

3. Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-01, “Investments— Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” ASU No. 2014-01 permits a reporting entity to make an accounting policy election to account for its investments in affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit. ASU 2014-01 becomes effective for interim and annual periods beginning on or after December 15, 2014. The Company is evaluating whether to adopt ASU 2014-01 or to continue to apply the equity method of accounting for investments in affordable housing projects.

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

In June 2014, the FASB issued ASU 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU No. 2014-11 expands secured borrowing accounting for certain repurchase agreements. It requires the repurchase agreement be separate from the initial transfer of the financial asset in a repurchase financing arrangement. An entity is required to disclose additional information about certain transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the same counterparty. An entity is also required to disclose information about repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings. ASU 2014-11 becomes effective for interim and annual periods beginning on or after December 15, 2014. Adoption of ASU 2014-11 is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. An entity should recognize compensation cost in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. ASU 2014-12 becomes effective for interim and annual periods beginning on or after December 15, 2015. Adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth earnings per common share calculations:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except share and per share data)	2014	2013	2014	2013
Net income attributable to Cathay General Bancorp	$35,084	$29,916	$66,343	$58,763
Dividends on preferred stock and noncash charge from repayment	-	(2,067)	-	(7,251)
Net income available to common stockholders	$35,084	$27,849	$66,343	$51,512

Weighted-average shares:
Basic weighted-average number of common shares outstanding	79,642,993	78,869,089	79,619,506	78,832,530
Dilutive effect of weighted-average outstanding common share equivalents
Warrants	273,759	-	286,079	-
Options	97,476	-	99,575	-
Restricted stock units	32,243	30,817	37,786	25,228
Diluted weighted-average number of common shares outstanding	80,046,471	78,899,906	80,042,946	78,857,758

Average stock options and warrants with anti-dilutive effect	2,003,896	5,597,123	1,994,922	5,613,875
Earnings per common share:
Basic	$0.44	$0.35	$0.83	$0.65
Diluted	$0.44	$0.35	$0.83	$0.65

5. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock. As of June 30, 2014, the only options granted by the Company were non-statutory stock options to selected Bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. There were no options granted during the first six months of 2014 or the year ended December 31, 2013.

Option compensation expense was zero for the three months ended June 30, 2014, and for the three months ended June 30, 2013. For the six months ended June 30, option compensation expense totaled zero for 2014 and $129,000 for 2013. Stock-based compensation is recognized ratably over the requisite service period for all awards.

No stock options were exercised in the first six months of 2014 or in the first six months of 2013. The table below summarizes stock option activity for the periods indicated:

	Shares	Weighted-average exercise price	Weighted-average Remaining contractual life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2013	2,812,874	$31.81	1.9	$2,119
Forfeited	(438,000)	28.70
Balance, March 31, 2014	2,374,874	$32.38	2.0	$1,148
Forfeited	(10,000)	32.26
Balance, June 30, 2014	2,364,874	$32.38	1.7	$4,083

Exercisable, June 30, 2014	2,364,874	$32.38	1.7	$4,083

At June 30, 2014, 3,070,663 shares were available under the Company’s 2005 Incentive Plan for future grants.

The Company granted restricted stock units for 17,601 shares at an average closing price of $24.66 per share in the first six months of 2014 and 25,037 shares at an average closing price of $20.68 per share in the year ended December 31, 2013. The restricted stock units granted in 2014 and 2013 are scheduled to vest two years from grant date.

The following table presents information relating to the restricted stock units as of June 30, 2014:

Units
Balance at December 31, 2013	143,433
Granted	17,601
Forfeited	-
Vested	(42,520)
Balance at June 30, 2014	118,514

The compensation expense related to the restricted stock units was $1.0 million for the three months ended June 30, 2014, compared to $492,000 for the three months ended June 30, 2013. For the six months ended June 30, compensation expense recorded related to the restricted stock units was $2.0 million in 2014 and $1.1 million in 2013. Unrecognized stock-based compensation expense related to restricted stock units was $5.6 million at June 30, 2014, and is expected to be recognized over the next 2.3 years.

In December 2013, the Company granted performance-based restricted stock units in which the number of units earned is calculated based on the relative total stockholder return (“TSR”) of the Company’s common stock as compared to the TSR of the KBW Regional Banking Index. In addition, the Company granted performance stock units in which the number of units earned is determined by comparison to the targeted earnings per share (EPS) for the three years ending December 31, 2016. Performance TSR restricted stock units for 119,840 shares and performance EPS restricted stock units for 116,186 shares were granted to eight executive officers. Both the performance TSR and EPS stock units are scheduled to vest at December 31, 2016. In the first six months of 2014, the Company did not grant any performance stock units.

The following table summarizes the tax excess (short-fall) from share-based payment arrangements:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Excess/(Short-fall) of tax deductions in excess of grant-date fair value	$50	$(11)	$(1,177)	$(80)
Benefit of tax deductions on grant-date fair value	(50)	11	1,177	607
Total benefit of tax deductions	$-	$-	$-	$527

6. Investment Securities

Investment securities were $1.34 billion at June 30, 2014, compared to $1.59 billion at December 31, 2013. During the first quarter of 2013, due to the ongoing discussions regarding corporate income tax rates which could have a negative impact on the after-tax yields and fair values of the Company’s portfolio of municipal securities, the Company determined it may sell such securities in response to market conditions. As a result, the Company reclassified its municipal securities from securities held-to-maturity to securities available-for-sale. Concurrent with this reclassification, the Company also reclassified all other securities held-to-maturity, which together with the municipal securities had an amortized cost on the date of transfer of $722.5 million, to securities available-for-sale. At the reclassification date, a net unrealized gain was recorded in other comprehensive income for these securities totaling $40.5 million.

The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of June 30, 2014, and December 31, 2013:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$565,091	$73	$1	$565,163
Mortgage-backed securities	680,556	1,210	24,897	656,869
Collateralized mortgage obligations	81	-	35	46
Corporate debt securities	94,938	848	1,449	94,337
Mutual funds	6,000	-	167	5,833
Preferred stock of government sponsored entities	4,611	6,885	1	11,495
Other equity securities	3,608	2,638	-	6,246
Total securities available-for-sale	$1,354,885	$11,654	$26,550	$1,339,989
Total investment securities	$1,354,885	$11,654	$26,550	$1,339,989

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$460,095	$99	$1	$460,193
Mortgage-backed securities	1,010,294	7,049	64,529	952,814
Collateralized mortgage obligations	5,929	231	54	6,106
Asset-backed securities	123	-	-	123
Corporate debt securities	154,955	298	4,949	150,304
Mutual funds	6,000	-	275	5,725
Preferred stock of government sponsored entities	569	10,834	-	11,403
Total securities available-for-sale	$1,637,965	$18,511	$69,808	$1,586,668
Total investment securities	$1,637,965	$18,511	$69,808	$1,586,668

The amortized cost and fair value of investment securities at June 30, 2014, by contractual maturities, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities available-for-sale
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$450,032	$450,048
Due after one year through five years	138,285	139,329
Due after five years through ten years	85,857	85,165
Due after ten years (1)	680,711	665,447

Total	$1,354,885	$1,339,989

(1) Equity securities are reported in this category

Proceeds from sales of mortgage-backed securities were $386.5 million and from repayments, maturities and calls of mortgage-backed securities were $39.6 million during the first six months of 2014 compared to proceeds from sales of $113.6 million and proceeds of $179.0 million from repayments, maturities, and calls during the same period a year ago. Proceeds from sales of other investment securities were $80.4 million during the first six months of 2014 compared to $440.1 million during the same period a year ago. Proceeds from maturities and calls of other investment securities were $135.8 million during the first six months of 2014 compared to $80.1 million during the same period a year ago. Gains of $12.8 million and losses of $6.3 million were realized on sales and calls of investment securities during the first six months of 2014 compared to gains of $18.5 million and no losses realized during the same period a year ago.

At June 30, 2014, all of the Company’s mortgage-backed securities were rated as investment grade except for one non-agency issue. Total unrealized losses of $24.9 million from all mortgage-backed securities resulted from increases in interest rates subsequent to the date that these securities were purchased. Total unrealized losses of $1.4 million on corporate bonds relates to four issues of investments in bonds of financial institutions, all of which were investment grade at the date of acquisition and as of June 30, 2014. The unrealized losses were primarily caused by the widening of credit and liquidity spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that these mortgage-backed securities and corporate bonds would not be settled at a price less than the amortized cost of the investment. Because the Company does not intend to sell and would not be required to sell these investments until a recovery of fair value, which may be maturity, it does not consider its investments in these mortgaged-backed securities and corporate bonds to be other-than-temporarily impaired at June 30, 2014.

The temporarily impaired securities represent 60.2% of the fair value of investment securities as of June 30, 2014. Unrealized losses for securities with unrealized losses for less than twelve months represent 0.003%, and securities with unrealized losses for twelve months or more represent 3.6%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rates or spreads subsequent to the date that these securities were purchased.

At June 30, 2014, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of June 30, 2014, and December 31, 2013:

	June 30, 2014
	Temporarily impaired securities

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$99,999	$1	$-	$-	$99,999	$1
Mortgage-backed securities	185	1	636,390	24,896	636,575	24,897
Collateralized mortgage obligations	-	-	46	35	46	35
Corporate debt securities	-	-	63,551	1,449	63,551	1,449
Mutual funds	-	-	5,833	167	5,833	167
Preferred stock of government sponsored entities	970	1	-	-	970	1

Total securities available-for-sale	$101,154	$3	$705,820	$26,547	$806,974	$26,550
Total investment securities	$101,154	$3	$705,820	$26,547	$806,974	$26,550

	December 31, 2013
	Temporarily impaired securities

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$75,064	$1	$-	$-	$75,064	$1
Mortgage-backed securities	792,012	64,526	272	2	792,284	64,528
Mortgage-backed securities-Non-agency	94	1	-	-	94	1
Collateralized mortgage obligations	68	4	301	50	369	54
Corporate debt securities	9,970	30	100,081	4,919	110,051	4,949
Mutual funds	-	-	5,724	275	5,724	275

Total securities available-for-sale	$877,208	$64,562	$106,378	$5,246	$983,586	$69,808
Total investment securities	$877,208	$64,562	$106,378	$5,246	$983,586	$69,808

Investment securities having a carrying value of $849.1 million at June 30, 2014, and $926.5 million at December 31, 2013, were pledged to secure public deposits, other borrowings, treasury tax and loan, and securities sold under agreements to repurchase.

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

The components of loans in the condensed consolidated balance sheets as of June 30, 2014, and December 31, 2013, were as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Type of Loans:
Commercial loans	$2,322,880	$2,298,724
Residential mortgage loans	1,468,715	1,355,255
Commercial mortgage loans	4,308,170	4,023,051
Equity lines	170,711	171,277
Real estate construction loans	285,339	221,701
Installment and other loans	9,463	14,555
Gross loans	8,565,278	8,084,563
Less:
Allowance for loan losses	(169,077)	(173,889)
Unamortized deferred loan fees	(13,501)	(13,487)
Total loans, net	$8,382,700	$7,897,187

At June 30, 2014, recorded investment in impaired loans totaled $188.7 million and was comprised of non-accrual loans of $77.6 million and accruing troubled debt restructured (“TDR”) loans of $111.1 million. At December 31, 2013, recorded investment in impaired loans totaled $200.8 million and was comprised of non-accrual loans of $83.2 million and accruing TDRs of $117.6 million. For impaired loans, the amounts previously charged off represent 12.9% at June 30, 2014, and 23.9% at December 31, 2013, of the contractual balances for impaired loans. The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	Impaired Loans
	Average Recorded Investment				Interest Income Recognized
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(In thousands)
Commercial loans	$27,773	$20,196	$29,300	$21,156	$194	$89	$420	$200
Real estate construction loans	33,049	40,108	33,552	41,082	66	66	132	132
Commercial mortgage loans	112,982	141,285	112,148	151,713	995	1,501	2,014	2,863
Residential mortgage and equity lines	18,392	18,050	18,772	17,924	93	107	192	215
Total	$192,196	$219,639	$193,772	$231,875	$1,348	$1,763	$2,758	$3,410

The following tables present impaired loans and the related allowance for credit losses as of the dates indicated:

	Impaired Loans
	June 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$20,298	$19,271	$-	$20,992	$18,905	$-
Real estate construction loans	37,494	16,225	-	25,401	15,097	-
Commercial mortgage loans	82,090	80,102	-	105,593	78,930	-
Residential mortgage loans and equity lines	3,084	3,084	-	4,892	4,892	-
Subtotal	$142,966	$118,682	$-	$156,878	$117,824	$-
With allocated allowance
Commercial loans	$10,725	$7,700	$2,717	$22,737	$13,063	$2,519
Real estate construction loans	15,503	15,503	143	28,475	19,323	3,460
Commercial mortgage loans	33,411	33,149	6,230	39,223	35,613	6,584
Residential mortgage loans and equity lines	14,077	13,675	519	16,535	14,957	721
Subtotal	$73,716	$70,027	$9,609	$106,970	$82,956	$13,284
Total impaired loans	$216,682	$188,709	$9,609	$263,848	$200,780	$13,284

The following table presents the aging of the loan portfolio by type as of June 30, 2014, and as of December 31, 2013:

	June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$14,384	$4	$-	$11,570	$25,958	$2,296,922	$2,322,880
Real estate construction loans	-	-	-	25,928	25,928	259,411	285,339
Commercial mortgage loans	564	12,321	1,426	30,549	44,860	4,263,310	4,308,170
Residential mortgage loans and equity lines	274	1,128	-	9,526	10,928	1,628,498	1,639,426
Installment and other loans	39	-	-	-	39	9,424	9,463
Total loans	$15,261	$13,453	$1,426	$77,573	$107,713	$8,457,565	$8,565,278

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$7,170	$16,562	$-	$21,232	$44,964	$2,253,760	$2,298,724
Real estate construction loans	-	-	-	28,586	28,586	193,115	221,701
Commercial mortgage loans	20,043	7,862	982	19,621	48,508	3,974,543	4,023,051
Residential mortgage loans and equity lines	3,508	832	-	13,744	18,084	1,508,448	1,526,532
Installment and other loans	100	-	-	-	100	14,455	14,555
Total loans	$30,821	$25,256	$982	$83,183	$140,242	$7,944,321	$8,084,563

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

At June 30, 2014, accruing TDRs were $111.1 million and non-accrual TDRs were $43.6 million compared to accruing TDRs of $117.6 million and non-accrual TDRs of $38.8 million at December 31, 2013. The Company allocated specific reserves of $6.0 million to accruing TDRs and $1.9 million to non-accrual TDRs at June 30, 2014, and $6.9 million to accruing TDRs and $2.2 million to non-accrual TDRs at December 31, 2013. The following tables present TDRs that were modified during the first six months of 2014 and 2013, their specific reserves at June 30, 2014 and 2013, and charge-offs during the first six months of 2014 and 2013:

	Six months ended June 30, 2014				June 30, 2014
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
			(Dollars in thousands)

Commercial loans	3	$8,490	$8,490	$-	$20
Residential mortgage loans and equity lines	3	1,393	1,393	-	32
Total	6	$9,883	$9,883	$-	$52

	Six months ended June 30, 2013				June 30, 2013
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
			(Dollars in thousands)

Commercial loans	4	$4,006	$4,006	$-	$55
Commercial mortgage loans	2	1,175	1,175	-	9
Residential mortgage loans and equity lines	10	3,459	3,381	78	155
Total	16	$8,640	$8,562	$78	$219

Modifications of the loan terms during the first six months of 2014 were in the form of changes in the stated interest rate, and in payment terms to interest only from principal and interest, or reduction in monthly payment amount, multiple note structure, and waiver of late charges and collection fees.  The length of time for which modifications involving a reduction of the stated interest rate or changes in payment terms that were documented ranged from twelve months to three years from the modification date.

We expect that the TDR loans on accruing status as of June 30, 2014, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  A summary of TDRs by type of concession and by type of loan, as of June 30, 2014, and December 31, 2013, is shown below:

`

	June 30, 2014

Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$11,400	$1,576	$2,425	$15,401
Real estate construction loans	-	-	5,799	5,799
Commercial mortgage loans	9,750	8,340	64,612	82,702
Residential mortgage loans	2,494	1,017	3,723	7,234
Total accruing TDRs	$23,644	$10,933	$76,559	$111,136

	June 30, 2014

Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$2,221	$1,266	$247	$3,734
Real estate construction loans	-	15,503	-	8,926	24,429
Commercial mortgage loans	1,399	4,058	-	6,066	11,523
Residential mortgage loans	222	1,673	217	1,807	3,919
Total non-accrual TDRs	$1,621	$23,455	$1,483	$17,046	$43,605

	December 31, 2013

Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$9,112	$2,916	$2,708	$14,736
Real estate construction loans	-	-	5,834	5,834
Commercial mortgage loans	11,333	9,389	70,200	90,922
Residential mortgage loans	1,564	1,024	3,517	6,105
Total accruing TDRs	$22,009	$13,329	$82,259	$117,597

	December 31, 2013

Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$2,866	$1,352	$-	$4,218
Real estate construction loans	-	16,009	-	9,263	25,272
Commercial mortgage loans	1,443	2,168	-	1,843	5,454
Residential mortgage loans	241	2,206	-	1,378	3,825
Total non-accrual TDRs	$1,684	$23,249	$1,352	$12,484	$38,769

The activity within our TDR loans for the periods indicated are shown below:

	Three months ended June 30,		Six months ended June 30,
Accruing TDRs	2014	2013	2014	2013
	(In thousands)
Beginning balance	$118,922	$130,215	$117,597	$144,695
New restructurings	722	-	8,097	4,816
Restructured loans restored to accrual status	-	824	962	1,454
Charge-offs	-	(78)	-	(78)
Payments	(1,278)	(15,497)	(8,290)	(33,389)
Restructured loans placed on nonaccrual	(7,230)	-	(7,230)	(2,034)
Ending balance	$111,136	$115,464	$111,136	$115,464

	Three months ended June 30,		Six months ended June 30,
Non-accrual TDRs	2014	2013	2014	2013
	(In thousands)
Beginning balance	$37,797	$49,878	$38,769	$47,731
New restructurings	247	1,686	1,786	3,748
Restructured loans placed on nonaccrual	7,230	-	7,230	2,034
Charge-offs	(595)	(254)	(599)	(933)
Payments	(1,074)	(1,962)	(2,619)	(2,602)
Restructured loans restored to accrual status	-	(824)	(962)	(1,454)
Ending balance	$43,605	$48,524	$43,605	$48,524

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company had one commercial mortgage loan in the amount of $62,000 that was modified as a TDR during the previous twelve months and which subsequently defaulted as of June 30, 2014.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of June 30, 2014, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

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

●

Substandard – These loans are inadequately protected by current sound net worth, paying capacity, or collateral. Well-defined weaknesses exist that could jeopardize repayment of debt. Loss may not be imminent, but if weaknesses are not corrected, there is a good possibility of some loss.

●

Doubtful – The possibility of loss is extremely high, but due to identifiable and important pending events (which may strengthen the loan), a loss classification is deferred until the situation is better defined.

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following tables present loan portfolio by risk rating as of June 30, 2014, and as of December 31, 2013:

	June 30, 2014
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,120,818	$120,796	$77,839	$3,427	$2,322,880
Real estate construction loans	251,421	-	32,418	1,500	285,339
Commercial mortgage loans	4,017,186	105,715	185,269	-	4,308,170
Residential mortgage loans and equity lines	1,627,299	-	12,127	-	1,639,426
Installment and other loans	9,463	-	-	-	9,463
Total gross loans	$8,026,187	$226,511	$307,653	$4,927	$8,565,278

	December 31, 2013
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,108,191	$84,786	$102,088	$3,659	$2,298,724
Real estate construction loans	184,449	-	33,939	3,313	221,701
Commercial mortgage loans	3,686,788	127,436	208,827	-	4,023,051
Residential mortgage loans and equity lines	1,510,647	-	15,885	-	1,526,532
Installment and other loans	14,555	-	-	-	14,555
Total gross loans	$7,504,630	$212,222	$360,739	$6,972	$8,084,563

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of June 30, 2014, and as of December 31, 2013:

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage Loans and Equity Lines	Installment and Other Loans	Total
	(In thousands)
June 30, 2014
Loans individually evaluated for impairment
Allowance	$2,717	$143	$6,230	$519	$-	$9,609
Balance	$26,971	$31,728	$113,251	$16,759	$-	$188,709

Loans collectively evaluated for impairment
Allowance	$60,522	$9,412	$77,165	$12,351	$18	$159,468
Balance	$2,295,909	$253,611	$4,194,919	$1,622,667	$9,463	$8,376,569

Total allowance	$63,239	$9,555	$83,395	$12,870	$18	$169,077
Total balance	$2,322,880	$285,339	$4,308,170	$1,639,426	$9,463	$8,565,278

December 31, 2013
Loans individually evaluated for impairment
Allowance	$2,519	$3,460	$6,584	$721	$-	$13,284
Balance	$31,968	$34,420	$114,544	$19,848	$-	$200,780

Loans collectively evaluated for impairment
Allowance	$62,584	$8,539	$78,169	$11,284	$29	$160,605
Balance	$2,266,756	$187,281	$3,908,507	$1,506,684	$14,555	$7,883,783

Total allowance	$65,103	$11,999	$84,753	$12,005	$29	$173,889
Total balance	$2,298,724	$221,701	$4,023,051	$1,526,532	$14,555	$8,084,563

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2014, and June 30, 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended June 30, 2014 and 2013

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage Loans and Equity Lines	Installment and Other Loans	Total
	(In thousands)

March 31, 2014 Ending Balance	64,782	10,626	81,326	12,377	27	169,138
Provision/(credit) for possible credit losses	(6,111)	742	1,185	493	(9)	(3,700)
Charge-offs	(114)	(1,813)	(648)	-	-	(2,575)
Recoveries	4,682	-	1,532	-	-	6,214
Net (charge-offs)/recoveries	4,568	(1,813)	884	-	-	3,639
June 30, 2014 Ending Balance	$63,239	$9,555	$83,395	$12,870	$18	$169,077

March 31, 2013 Ending Balance	$61,056	$20,697	$84,816	$12,091	$32	$178,692
Provision/(credit) for possible credit losses	4,389	(7,883)	3,677	(67)	(14)	102
Charge-offs	(1,690)	-	(2,041)	(196)	-	(3,927)
Recoveries	624	941	3,226	64	11	4,866
Net (charge-offs)/recoveries	(1,066)	941	1,185	(132)	11	939
June 30, 2013 Ending Balance	$64,379	$13,755	$89,678	$11,892	$29	$179,733

Six months ended June 30, 2014 and 2013

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage Loans and Equity Lines	Installment and Other Loans	Total
	(In thousands)

2014 Beginning Balance	$65,103	$11,999	$84,753	$12,005	$29	$173,889
Provision/(credit) for possible credit losses	(1,228)	(656)	(3,041)	865	(11)	(4,071)
Charge-offs	(7,340)	(1,813)	(2,424)	-	-	(11,577)
Recoveries	6,704	25	4,107	-	-	10,836
Net (charge-offs)/recoveries	(636)	(1,788)	1,683	-	-	(741)

June 30, 2014 Ending Balance	$63,239	$9,555	$83,395	$12,870	$18	$169,077
Reserve for impaired loans	$2,717	$143	$6,230	$519	$-	$9,609
Reserve for non-impaired loans	$60,522	$9,412	$77,165	$12,351	$18	$159,468
Reserve for off-balance sheet credit commitments	$1,014	$391	$401	$36	$2	$1,844
2013 Beginning Balance	$66,101	$23,017	$82,473	$11,703	$28	$183,322
Provision/(credit) for possible credit losses	1,079	(10,282)	6,645	728	(10)	(1,840)
Charge-offs	(4,380)	-	(3,031)	(606)	-	(8,017)
Recoveries	1,579	1,020	3,591	67	11	6,268
Net (charge-offs)/recoveries	(2,801)	1,020	560	(539)	11	(1,749)
June 30, 2013 Ending Balance	$64,379	$13,755	$89,678	$11,892	$29	$179,733
Reserve for impaired loans	$1,568	$4,995	$5,342	$874	$-	$12,779
Reserve for non-impaired loans	$62,811	$8,760	$84,336	$11,018	$29	$166,954
Reserve for off-balance sheet credit commitments	$924	$273	$1,972	$33	$1	$3,203

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

9. Borrowed Funds

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $700.0 million with a weighted average rate of 3.92% at June 30, 2014, compared to $800.0 million with a weighted average rate of 3.87% at December 31, 2013. In the first six months of 2014, the Company prepaid securities sold under agreements to repurchase totaling $100.0 million with a weighted average rate of 3.5% and incurred prepayment penalties of $3.4 million. In the first six months of 2013, the Company prepaid securities sold under agreements to repurchase totaling $300.0 million with a weighted average rate of 3.97% and incurred prepayment penalties of $15.7 million. Five floating-to-fixed rate agreements totaling $300.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR rate minus 200 basis points to the three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.78% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Four fixed-to-floating rate agreements totaling $200.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months. For the remaining term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.50% to 3.75% and a minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. The table below provides summary data for the $500.0 million of callable securities sold under agreements to repurchase as of June 30, 2014:

(Dollars in millions)	Fixed-to-floating			Floating-to-fixed		Total
Rate type	Float Rate			Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.75%	3.50%	3.50%
Minimum rate	0.0%	0.0%	0.0%
No. of agreements	1	2	1	1	4	9
Amount	$50.0	$100.0	$50.0	$100.0	$200.0	$500.0
Weighted average rate	3.75%	3.50%	3.50%	4.78%	5.00%	4.38%
Final maturity	2014	2014	2015	2014	2017

The table below provides summary data for non-callable fixed rate securities sold under agreements to repurchase as of June 30, 2014:

Maturity	No. of Agreements	Amount (In thousands)	Weighted Average Interest Rate
1 year to 3 years	1	$50,000	2.69%
3 years to 5 years	3	150,000	2.81%
Total	4	$200,000	2.78%

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency securities, and mortgage-backed securities with a fair value of $789.9 million as of June 30, 2014, and $906.1 million as of December 31, 2013.

Advances from the FHLB. Advances from the FHLB were $521.2 million with weighted average rate of 0.52% at June 30, 2014, compared to $521.2 million with weighted average rate of 0.17% at December 31, 2013. The following relates to the outstanding advances at June 30, 2014, and December 31, 2013:

	June 30, 2014		December 31, 2013
Maturity	Amount (In thousands)	Weighted Average Interest Rate	Amount (In thousands)	Weighted Average Interest Rate
Within 90 days	$325,000	0.18%	$475,000	0.06%
1 - 3 years	171,200	1.08%	-	-
4 - 5 years	25,000	1.13%	46,200	1.24%
	$521,200	0.52%	$521,200	0.17%

10. Income Taxes

Income tax expense totaled $38.6 million, or an effective tax rate of 36.8%, for the first six months of 2014, compared to an income tax expense of $33.5 million, or an effective tax rate of 36.3%, for the same period a year ago. The effective tax rate includes the impact of the utilization of low income housing tax credits and recognition of other tax credits for both years.

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

Interest Rate Swaps. Fair value of interest rate swaps is derived from third party models with observable market data, a Level 2 measurement.

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2014, and December 31, 2013:

June 30, 2014	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$565,163	$-	$-	$565,163
Mortgage-backed securities	-	656,869	-	656,869
Collateralized mortgage obligations	-	46	-	46
Corporate debt securities	-	94,337	-	94,337
Mutual funds	5,833	-	-	5,833
Preferred stock of government sponsored entities	-	11,495	-	11,495
Other equity securities	6,246	-	-	6,246
Total securities available-for-sale	577,242	762,747	-	1,339,989
Warrants	-	-	21	21
Foreign exchange contracts	-	3,438	-	3,438
Total assets	$577,242	$766,185	$21	$1,343,448

Liabilities

Interest rate swaps	$-	$454	$-	$454
Foreign exchange contracts	-	1,594	-	1,594
Total liabilities	$-	$2,048	$-	$2,048

December 31, 2013	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$460,193	$-	$-	$460,193
Mortgage-backed securities	-	952,815	-	952,815
Collateralized mortgage obligations	-	6,106	-	6,106
Asset-backed securities	-	123	-	123
Corporate debt securities	-	150,304	-	150,304
Mutual funds	5,724	-	-	5,724
Preferred stock of government sponsored entities	-	11,403	-	11,403
Total securities available-for-sale	465,917	1,120,751	-	1,586,668
Trading securities	-	4,936	-	4,936
Warrants	-	-	30	30
Foreign exchange contracts	-	6,182	-	6,182
Total assets	$465,917	$1,131,869	$30	$1,597,816

Liabilities

Foreign exchange contracts	$-	$6,140	$-	$6,140
Total liabilities	$-	$6,140	$-	$6,140

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $21,000 at June 30, 2014, compared to $30,000 at December 31, 2013. The fair value adjustment of warrants was included in other operating income in the second quarter of 2014. The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from 1 to 4 years, risk-free interest rate from 0.46% to 1.25%, and stock volatility from 9.9% to 14.5%.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the condensed consolidated balance sheet at June 30, 2014, the following tables provide the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of June 30, 2014, and December 31, 2013, and the total losses/(gains) for the periods indicated:

	June 30, 2014				Total Losses / (Gains)
	Fair Value Measurements Using			Total at	Three months ended		Six Months ended
	Level 1	Level 2	Level 3	Fair Value	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$4,983	$4,983	$17	$-	$17	$463
Commercial mortgage loans	-	-	26,889	26,889	-	65	-	106
Construction loans	-	-	15,360	15,360	-	-	-	-
Residential mortgage loans and equity lines	-	-	13,156	13,156	-	31	-	220
Land loans	-	-	31	31	-	-	-	48
Total impaired loans	-	-	60,419	60,419	17	96	17	837
Other real estate owned (1)	-	15,483	10,637	26,120	142	(1,312)	325	(1,378)
Investments in venture capital	-	-	5,787	5,787	157	119	268	211
Total assets	$-	$15,483	$76,843	$92,326	$316	$(1,097)	$610	$(330)

(1) Other real estate owned balance of $34.8 million in the condensed consolidated balance sheet is net of estimated disposal costs.

	December 31, 2013				Total Losses / (Gains)
	Fair Value Measurements Using			Total at	Twelve months ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2013	December 31, 2012
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$7,584	$7,584	$5,731	$-
Commercial mortgage loans	-	-	29,001	29,001	125	440
Construction- residential	-	-	500	500	-	-
Construction- other	-	-	15,363	15,363	-	65
Residential mortgage loans and equity lines	-	-	14,236	14,236	213	605
Land loans	-	-	29	29	-	162
Total impaired loans	-	-	66,713	66,713	6,069	1,272
Other real estate owned (1)	-	13,248	26,498	39,746	(3,134)	10,904
Investments in venture capital	-	-	8,900	8,900	409	309
Equity investments	642	-	-	642	-	181
Total assets	$642	$13,248	$102,111	$116,001	$3,344	$12,666

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

Interest Rate Swaps. Fair value of interest rate swaps is derived from third party models with observable market data, a Level 2 measurement.

Off-Balance-Sheet Financial Instruments. The fair value of commitments to extend credit, standby letters of credit, and financial guarantees written were estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of guarantees and letters of credit was based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of off-balance-sheet financial instruments was based on the assumptions that a market participant would use, a Level 3 measurement.

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

The following table presents the estimated fair value of financial instruments as of June 30, 2014, and as of December 31, 2013:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$245,860	$245,860	$153,747	$153,747
Short-term investments	803,576	803,576	516,938	516,938
Securities available-for-sale	1,339,989	1,339,989	1,586,668	1,586,668
Trading securities	-	-	4,936	4,936
Loans, net	8,382,700	8,262,977	7,897,187	7,760,490
Investment in Federal Home Loan Bank stock	25,671	25,671	25,000	25,000
Warrants	21	21	30	30
	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	$-	$-	$200	$0
Foreign exchange contracts	226,061	3,438	267,644	6,182

Financial Liabilities
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Deposits	$8,580,596	$8,578,747	$7,981,305	$7,977,639
Securities sold under agreements to repurchase	700,000	733,020	800,000	852,835
Advances from Federal Home Loan Bank	521,200	521,966	521,200	521,560
Other borrowings	18,985	16,161	19,062	16,107
Long-term debt	119,136	58,365	121,136	58,970
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange contracts	$161,760	$1,594	$236,350	$6,140
Interest rate swaps	267,194	454	-	-

	Notional Amount	Fair Value	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,933,456	$(2,856)	$1,858,669	$(2,187)
Standby letters of credit	47,983	(238)	45,058	(205)
Other letters of credit	59,445	(31)	54,098	(34)
Bill of lading guarantees	71	-	80	-

The following tables present the level in the fair value hierarchy for the estimated fair values of only financial instruments that are not already included on the condensed consolidated balance sheets at fair value as of June 30, 2014, and December 31, 2013.

	June 30, 2014
	Estimated Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$245,860	$245,860	$-	$-
Short-term investments	803,576	803,576	-	-
Securities available-for-sale	1,339,989	565,163	774,826	-
Loans, net	8,262,977	-	-	8,262,977
Investment in Federal Home Loan Bank stock	25,671	-	25,671	-
Warrants	21	-	-	21
Financial Liabilities
Deposits	8,578,747	-	-	8,578,747
Securities sold under agreements to repurchase	733,020	-	733,020	-
Advances from Federal Home Loan Bank	521,966	-	521,966	-
Other borrowings	16,161	-	-	16,161
Long-term debt	58,365	-	58,365	-

	December 31, 2013
	Estimated Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$153,747	$153,747	$-	$-
Short-term investments	516,938	516,938	-	-
Securities available-for-sale	1,586,668	465,917	1,120,751	-
Trading securities	4,936	-	4,936	-
Loans, net	7,760,490	-	-	7,760,490
Investment in Federal Home Loan Bank stock	25,000	-	25,000	-
Warrants	30	-	-	30
Financial Liabilities
Deposits	7,977,639	-	-	7,977,639
Securities sold under agreements to repurchase	852,835	-	852,835	-
Advances from Federal Home Loan Bank	521,560	-	521,560	-
Other borrowings	16,107	-	-	16,107
Long-term debt	58,970	-	58,970	-

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

At June 30, 2014, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment as of an interim date.

14. Financial Derivatives

It is the policy of the Company not to speculate on the future direction of interest rates. However, the Company enters into financial derivatives in order to seek mitigation of exposure to interest rate risks related to our interest-earning assets and interest-bearing liabilities. We believe that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in the Company’s assets or liabilities and against risk in specific transactions. In such instances, the Company may enter into interest rate swap contracts or other types of financial derivatives. Prior to considering any hedging activities, we seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges must be approved by the Bank’s Investment Committee.

The Company follows ASC Topic 815 that establishes accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in the Company’s consolidated balance sheet and measurement of those financial derivatives at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and, if so, the type of hedge. Fair value is determined using third-party models with observable market data. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivatives are reflected in current earnings, together with changes in the fair value of the related hedged item if there is a highly effective correlation between changes in the fair value of the interest rate swaps and changes in the fair value of the underlying asset or liability that is intended to be hedged. If there is not a highly effective correlation between changes in the fair value of the interest rate swap and changes in the fair value of the underlying asset or liability that is intended to be hedged, then only the changes in the fair value of the interest rate swaps are reflected in the Company’s consolidated financial statements.

In May 2014, the Bancorp entered into five interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of junior subordinated debentures that had been issued to five trusts throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of three-month LIBOR at a weighted average rate of 0.23%. As of June 30, 2014, the unrealized loss of $263,000, net of taxes, of these interest rate swaps was included in other comprehensive income.

In June 2014, the Bank entered into ten interest rate swap contracts in the notional amount of $148.1 million for various terms from four to eight years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.67% and receives a variable rate at one month LIBOR rate plus a weighted average spread of 298 basis points, or at a weighted average rate of 3.13%. As of June 30, 2014, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $3.9 million as of June 30, 2014.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At June 30, 2014, no option contracts were outstanding. Spot and forward contracts in the total notional amount of $226.1 million had a positive fair value of $3.4 million at June 30, 2014. Spot and forward contracts in the total notional amount of $161.8 million had a negative fair value of $1.6 million at June 30, 2014. At December 31, 2013, the notional amount of option contracts totaled $200,000 with a net positive fair value of $83. Spot and forward contracts in the total notional amount of $267.6 million had a positive fair value of $6.2 million at December 31, 2013. Spot and forward contracts in the total notional amount of $236.3 million had a negative fair value of $6.1 million at December 31, 2013.

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

Financial instruments that are eligible for offset in the condensed consolidated balance sheets, as of June 30, 2014, and December 31, 2013, are presented in the following table:

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
June 30, 2014
Securities sold under agreements to repurchase	$700,000	$-	$700,000	$-	$(700,000)	$-
Derivatives	$454	$-	$454	$-	$(454)	$-

December 31, 2013
Securities sold under agreements to repurchase	$800,000	$-	$800,000	$-	$(800,000)	$-

16. Stockholders’ Equity

Total equity was $1.54 billion at June 30, 2014, an increase of $79.4 million, or 5.4%, from $1.46 billion at December 31, 2013, primarily due to increases in net income of $66.3 million and increases in other comprehensive income of $20.8 million offset by common stock cash dividends of $9.6 million.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three months and six months ended June 30, 2014, and June 30, 2013, was as follows:

	Three months ended June 30, 2014			Three months ended June 30, 2013
	Pre-tax	Tax expense	Net-of-tax	Pre-tax	Tax expense	Net-of-tax
	(In thousands)
Beginning balance, net of tax
Securities available-for sale			$(22,090)			$23,477
Cash flow hedge derivatives			-			-
Total			$(22,090)			$23,477
Net unrealized losses arising during the period
Securities available-for sale	$23,724	$9,974	$13,750	$(54,334)	$(22,842)	$(31,492)
Cash flow hedge derivatives	(454)	(191)	(263)	-	-	-
Total	23,270	9,783	13,487	(54,334)	(22,842)	$(31,492)
Reclassification adjustment for net gains/(losses) in net income
Securities available-for sale	(506)	(213)	(293)	(12,177)	(5,119)	(7,058)
Cash flow hedge derivatives	-	-	-	-	-	-
Total	(506)	(213)	(293)	(12,177)	(5,119)	(7,058)
Total other comprehensive income
Securities available-for sale	23,218	9,761	13,457	(66,511)	(27,961)	(38,550)
Cash flow hedge derivatives	(454)	(191)	(263)	-	-	-
Total	$22,764	$9,570	$13,194	$(66,511)	$(27,961)	$(38,550)
Ending balance, net of tax
Securities available-for sale			$(8,633)			$(15,073)
Cash flow hedge derivatives			(263)			-
Total			$(8,896)			$(15,073)

	Six months ended June 30, 2014			Six months ended June 30, 2013
	Pre-tax	Tax expense	Net-of-tax	Pre-tax	Tax expense	Net-of-tax
	(In thousands)
Beginning balance, net of tax
Securities available-for sale			$(29,729)			$465
Cash flow hedge derivatives			-			-
Total			$(29,729)			$465
Net unrealized losses arising during the period
Securities available-for sale	$42,867	$18,023	$24,844	$(46,391)	$(19,503)	$(26,888)
Cash flow hedge derivatives	(454)	(191)	(263)	-	-	-
Total	42,413	17,832	24,581	(46,391)	(19,503)	$(26,888)
Reclassification adjustment for net gains/(losses) in net income
Securities available-for sale	(6,466)	(2,718)	(3,748)	(18,469)	(7,764)	(10,705)
Cash flow hedge derivatives	-	-	-	-	-	-
Total	(6,466)	(2,718)	(3,748)	(18,469)	(7,764)	(10,705)
Net unrealized gains arising from transferring securities held-to-maturity to available-for-sale	-	-	-	38,052	15,997	22,055
Total other comprehensive income
Securities available-for sale	36,401	15,305	21,096	(26,808)	(11,270)	(15,538)
Cash flow hedge derivatives	(454)	(191)	(263)	-	-	-
Total	$35,947	$15,114	$20,833	$(26,808)	$(11,270)	$(15,538)
Ending balance, net of tax
Securities available-for sale			$(8,633)			$(15,073)
Cash flow hedge derivatives			(263)			-
Total			$(8,896)			$(15,073)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is based on the assumption that the reader has access to and has read the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Highlights

●	Diluted earnings per share increased 25.7% to $0.44 per share for the second quarter of 2014 compared to $0.35 per share for the same quarter a year ago.
●	Total loans increased $263.0 million, or 12.7%, in the second quarter of 2014, to $8.6 billion at June 30, 2014, compared to $8.3 billion at March 31, 2014, and $8.1 billion at December 31, 2013.

Quarterly Statement of Operations Review

Net Income

Net income available to common stockholders for the quarter ended June 30, 2014, was $35.1 million, an increase of $7.3 million, or 26.0%, compared to net income available to common stockholders of $27.8 million for the same quarter a year ago. Diluted earnings per share available to common stockholders for the quarter ended June 30, 2014, was $0.44 compared to $0.35 for the same quarter a year ago due primarily to an increase in net interest income, the negative provision for credit losses in 2014, a decrease in the cost associated with debt redemption and the elimination of preferred stock dividends, which were partially offset by a decrease in securities gains.

Return on average stockholders’ equity was 9.25% and return on average assets was 1.29% for the quarter ended June 30, 2014, compared to a return on average stockholders’ equity of 7.74% and a return on average assets of 1.15% for the same quarter a year ago.

Financial Performance

	Three months ended June 30,
	2014	2013
Net income (in millions)	$35.1	$29.9
Net income available to common stockholders (in millions)	$35.1	$27.8
Basic earnings per common share	$0.44	$0.35
Diluted earnings per common share	$0.44	$0.35
Return on average assets	1.29%	1.15%
Return on average total stockholders' equity	9.25%	7.74%
Efficiency ratio	44.92%	53.53%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $5.6 million, or 7.0%, to $85.6 million during the second quarter of 2014 compared to $80.0 million during the same quarter a year ago. The increase was due primarily to the increase in loan interest income and decrease in interest expense from securities sold under agreements to repurchase offset by the decrease in interest income from available-for-sale securities.

The net interest margin, on a fully taxable-equivalent basis, was 3.37% for the second quarter of 2014, compared to 3.38% for the first quarter of 2014 and 3.30% for the second quarter of 2013. The increase in the net interest margin was due mainly to the factors discussed above.

For the second quarter of 2014, the yield on average interest-earning assets was 4.13%, on a fully taxable-equivalent basis, the cost of funds on average interest-bearing liabilities was 1.00%, and the cost of interest bearing deposits was 0.66%. In comparison, for the second quarter of 2013, the yield on average interest-earning assets was 4.16%, on a fully taxable-equivalent basis, the cost of funds on average interest-bearing liabilities was 1.11%, and the cost of interest bearing deposits was 0.63%. The interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, increased 8 basis points to 3.13% for the quarter ended June 30, 2014, from 3.05% for the same quarter a year ago, primarily for the reason discussed above.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended June 30, 2014, and June 30, 2013. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended June 30,
	2014			2013
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Commercial loans	$2,252,424	$21,968	3.91%	$2,053,347	$20,565	4.02%
Residential mortgage loans	1,626,458	19,238	4.73	1,388,792	16,214	4.67
Commercial mortgage loans	4,242,975	52,251	4.94	3,829,999	48,980	5.13
Real estate construction loans	270,181	3,975	5.90	156,135	2,085	5.36
Other loans and leases	17,699	22	0.50	13,599	35	1.03
Total loans and leases (1)	8,409,737	97,454	4.65	7,441,872	87,879	4.74
Taxable securities	1,510,183	6,708	1.78	2,050,533	12,332	2.41
Tax-exempt securities (3)	-	-	-	11,051	43	1.56
Federal Home Loan Bank stock	27,979	421	6.04	35,186	342	3.90
Interest bearing deposits	252,552	479	0.76	191,255	281	0.59
Total interest-earning assets	10,200,451	105,062	4.13	9,729,897	100,877	4.16
Non-interest earning assets:
Cash and due from banks	141,166			159,317
Other non-earning assets	774,246			744,150
Total non-interest earning assets	915,412			903,467
Less: Allowance for loan losses	(171,985)			(179,409)
Deferred loan fees	(13,488)			(11,208)
Total assets	$10,930,390			$10,442,747

Interest bearing liabilities:
Interest bearing demand accounts	$702,216	$307	0.18	$622,998	$248	0.16
Money market accounts	1,303,129	2,016	0.62	1,137,452	1,592	0.56
Savings accounts	523,684	216	0.17	513,781	97	0.08
Time deposits	4,260,700	8,638	0.81	3,974,923	7,879	0.80
Total interest-bearing deposits	6,789,729	11,177	0.66	6,249,154	9,816	0.63

Securities sold under agreements to repurchase	700,000	6,943	3.98	1,042,308	9,982	3.84
Other borrowings	222,618	497	0.90	70,836	145	0.82
Long-term debt	119,760	828	2.77	171,136	924	2.17
Total interest-bearing liabilities	7,832,107	19,445	1.00	7,533,434	20,867	1.11
Non-interest bearing liabilities:
Demand deposits	1,498,654			1,278,311
Other liabilities	77,737			71,726
Total equity	1,521,892			1,559,276
Total liabilities and equity	$10,930,390			$10,442,747
Net interest spread (4)			3.13%			3.05%
Net interest income (4)		$85,617			$80,010
Net interest margin (4)			3.37%			3.30%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
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

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)
	Three months ended June 30,
	2014-2013
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change
Interest-earning assets:
Loans and leases	11,251	(1,676)	9,575
Taxable securities	(2,823)	(2,801)	(5,624)
Tax-exempt securities (2)	(43)	-	(43)
Federal Home Loan Bank stock	(81)	160	79
Deposits with other banks	104	94	198

Total changes in interest income	8,408	(4,223)	4,185

Interest-bearing liabilities:
Interest bearing demand accounts	33	26	59
Money market accounts	246	178	424
Savings accounts	2	117	119
Time deposits	576	183	759
Securities sold under agreements to repurchase	(3,386)	347	(3,039)
Other borrowed funds	338	14	352
Long-term debt	(318)	222	(96)
Total changes in interest expense	(2,509)	1,087	(1,422)
Changes in net interest income	$10,917	$(5,310)	$5,607

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)

The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis using a statutory federal income tax rate of 35%.

Provision for Credit Losses

Provision for credit losses was a credit of $3.7 million for the second quarter of 2014 compared to zero for the second quarter of 2013. The provision for credit losses was based on the review of the adequacy of the allowance for loan losses at June 30, 2014. The provision or reversal for credit losses represents the charge against or benefit toward current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio, including unfunded commitments. The following table summarizes the charge-offs and recoveries for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Charge-offs:
Commercial loans	$114	$1,690	$7,340	$4,380
Construction loans	1,813	-	1,813	-
Real estate loans (1)	648	2,237	2,424	3,637
Total charge-offs	2,575	3,927	11,577	8,017
Recoveries:
Commercial loans	4,682	624	6,704	1,579
Construction loans	-	941	25	1,020
Real estate loans (1)	1,528	2,645	4,099	3,004
Real estate- land loans	4	645	8	654
Installment and other loans	-	11	-	11
Total recoveries	6,214	4,866	10,836	6,268
Net (recoveries)/charge-offs	$(3,639)	$(939)	$741	$1,749

(1)	Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $9.0 million for the second quarter of 2014, a decrease of $11.4 million, or 55.7%, compared to $20.4 million for the second quarter of 2013. The decrease in non-interest income in the second quarter of 2014 was primarily due to a decrease of $11.7 million in gains on sale of securities offset by an increase of $644,000 in commissions from wealth management.

Non-Interest Expense

Non-interest expense decreased $11.2 million, or 20.9%, to $42.5 million in the second quarter of 2014 compared to $53.7 million in the same quarter a year ago. The efficiency ratio was 44.92% in the second quarter of 2014 compared to 53.53% for the same quarter a year ago.

Costs associated with debt redemption decreased $10.6 million to income of $555,000 in the second quarter of 2014 compared to costs of $10.1 million in the same quarter a year ago. The Company repurchased $2.0 million of Junior Subordinated Notes at a discount in the second quarter of 2014 whereas the Company prepaid $200.0 million of securities sold under agreements to repurchase in the same period a year ago. Other professional services expenses decreased $1.6 million due to the completion of the core system conversion in 2013. Amortization of core deposit premium decreased $1.2 million to $124,000 in the second quarter of 2014 compared to $1.3 million in the same quarter a year ago, as a result of the full amortization of the core deposit premium from the General Bank acquisition. Operating expenses of affordable housing investments also decreased $1.0 million primarily due to adjustments made in the second quarter of 2014 to reflect actual 2013 operating results for several low income housing investments. Offsetting the above decreases was a $1.8 million increase in salaries and employee benefits, primarily due to higher bonus accruals and amortization of long term incentive compensation awards.

Income Taxes

The effective tax rate for the second quarter of 2014 was 37.2% compared to 35.7% for the second quarter of 2013. The effective tax rate includes the impact of the utilization of low income housing tax credits.

Year-to-Date Statement of Operations Review

Net income attributable to common stockholders for the six months ended June 30, 2014, was $66.3 million, an increase of $14.8 million, or 28.8%, compared to net income attributable to common stockholders of $51.5 million for the same period a year ago, due primarily to increases in net interest income, a negative provision for credit losses, and decreases in costs associated with debt redemption partially offset by decreases in gains on sale of securities and increases in salaries and incentive compensation expense. Diluted earnings per share for the six months ended June 30, 2014, was $0.83 compared to $0.65 for the same period a year ago. The net interest margin for the six months ended June 30, 2014, increased four basis points to 3.37% compared to 3.33% for the same period a year ago.

Return on average stockholders’ equity was 8.89% and return on average assets was 1.24% for the six months ended June 30, 2014, compared to a return on average stockholders’ equity of 7.47% and a return on average assets of 1.13% for the same period of 2013. The efficiency ratio for the six months ended June 30, 2014, was 47.21% compared to 52.64% for the same period a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the six months ended June 30, 2014, and 2013. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Six months ended June 30,
	2014			2013
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Commercial loans	$2,256,483	$43,280	3.87%	$2,063,530	$41,333	4.04%
Residential mortgage loans	1,597,244	37,708	4.72	1,373,156	32,156	4.68
Commercial mortgage loans	4,159,798	101,865	4.94	3,795,783	98,686	5.24
Real estate construction loans	251,815	7,285	5.83	168,626	4,472	5.35
Other loans and leases	18,819	48	0.51	13,426	72	1.08
Total loans and leases (1)	8,284,159	190,186	4.63	7,414,521	176,719	4.81
Taxable securities	1,545,715	14,284	1.86	2,028,435	24,118	2.40
Tax-exempt securities (3)	-	-	-	67,304	1,531	4.59
Federal Home Loan Bank stock	26,525	871	6.62	38,097	592	3.13
Interest bearing deposits	200,684	928	0.93	193,920	489	0.51
Total interest-earning assets	10,057,083	206,269	4.14	9,742,277	203,449	4.21
Non-interest earning assets:
Cash and due from banks	138,629			149,403
Other non-earning assets	780,124			753,974
Total non-interest earning assets	918,753			903,377
Less: Allowance for loan losses	(173,451)			(181,467)
Deferred loan fees	(13,415)			(10,642)
Total assets	$10,788,970			$10,453,545

Interest bearing liabilities:
Interest bearing demand accounts	$692,544	$580	0.17	$611,617	$483	0.16
Money market accounts	1,289,503	3,943	0.62	1,150,715	3,172	0.56
Savings accounts	511,107	308	0.12	490,496	189	0.08
Time deposits	4,216,128	17,038	0.81	3,927,151	15,494	0.80
Total interest-bearing deposits	6,709,282	21,869	0.66	6,179,979	19,338	0.63

Securities sold under agreements to repurchase	703,591	13,873	3.98	1,119,337	21,375	3.85
Other borrowings	199,066	696	0.71	59,883	225	0.76
Long-term debt	120,444	1,556	2.61	171,136	1,848	2.18
Total interest-bearing liabilities	7,732,383	37,994	0.99	7,530,335	42,786	1.15
Non-interest bearing liabilities:
Demand deposits	1,472,109			1,250,088
Other liabilities	80,331			77,301
Total equity	1,504,147			1,595,821
Total liabilities and equity	$10,788,970			$10,453,545
Net interest spread (4)			3.15%			3.06%
Net interest income (4)		$168,275			$160,663
Net interest margin (4)			3.37%			3.33%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
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

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)
	Six months ended June 30,
	2014-2013
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	20,229	(6,762)	13,467
Taxable securities	(5,079)	(4,755)	(9,834)
Tax-exempt securities (2)	(1,531)	-	(1,531)
Federal Home Loan Bank stock	(225)	504	279
Interest bearing deposits	18	421	439

Total decrease in interest income	13,412	(10,592)	2,820

Interest-bearing liabilities:
Interest bearing demand accounts	67	30	97
Money market accounts	405	366	771
Savings accounts	8	111	119
Time deposits	1,161	383	1,544
Securities sold under agreements to repurchase	(8,187)	685	(7,502)
Other borrowings	488	(17)	471
Long-term debts	(616)	324	(292)
Total decrease in interest expense	(6,674)	1,882	(4,792)
Changes in net interest income	$20,086	$(12,474)	$7,612

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis using a statutory federal income tax rate of 35%.

Balance Sheet Review

Assets

Total assets were $11.6 billion at June 30, 2014, an increase of $567.5 million, or 5.2%, from $11.0 billion at December 31, 2013, primarily due to a $480.7 million increase in loans and a $286.6 million increase in short-term investments offset by a $246.7 million decrease in securities available-for-sale.

Investment Securities

Investment securities represented 11.6% of total assets at June 30, 2014, compared with 14.4% of total assets at December 31, 2013. The carrying value of investment securities at June 30, 2014, was $1.34 billion compared with $1.59 billion at December 31, 2013. Securities available-for-sale are carried at fair value and had a net unrealized loss, net of tax, of $8.6 million at June 30, 2014, compared with a net unrealized loss, net of tax, of $29.7 million at December 31, 2013. During the first quarter of 2013, due to the ongoing discussions regarding corporate income tax rates which could have a negative impact on the after-tax yields and fair values of the Company’s portfolio of municipal securities, the Company determined it may sell such securities in response to market conditions. As a result, the Company reclassified its municipal securities from securities held-to-maturity to securities available-for-sale. Concurrent with this reclassification, the Company also reclassified all other securities held-to-maturity, which together with the municipal securities had an amortized cost on the date of transfer of $722.5 million, to securities available-for-sale. At the reclassification date, a net unrealized gain was recorded in other comprehensive income for these securities totaling $40.5 million.

The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of June 30, 2014, and December 31, 2013:

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$565,091	$73	$1	$565,163
Mortgage-backed securities	680,556	1,210	24,897	656,869
Collateralized mortgage obligations	81	-	35	46
Corporate debt securities	94,938	848	1,449	94,337
Mutual funds	6,000	-	167	5,833
Preferred stock of government sponsored entities	4,611	6,885	1	11,495
Other equity securities	3,608	2,638	-	6,246
Total securities available-for-sale	$1,354,885	$11,654	$26,550	$1,339,989
Total investment securities	$1,354,885	$11,654	$26,550	$1,339,989

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$460,095	$99	$1	$460,193
Mortgage-backed securities	1,010,294	7,049	64,529	952,814
Collateralized mortgage obligations	5,929	231	54	6,106
Asset-backed securities	123	-	-	123
Corporate debt securities	154,955	298	4,949	150,304
Mutual funds	6,000	-	275	5,725
Preferred stock of government sponsored entities	569	10,834	-	11,403
Total securities available-for-sale	$1,637,965	$18,511	$69,808	$1,586,668
Total investment securities	$1,637,965	$18,511	$69,808	$1,586,668

For additional information, see Note 6 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Investment securities having a carrying value of $849.1 million at June 30, 2014, and $926.5 million at December 31, 2013, were pledged to secure public deposits, other borrowings, treasury tax and loan, , securities sold under agreements to repurchase.

Loans

Gross loans were $8.57 billion at June 30, 2014, an increase of $480.7 million, or 5.9%, from $8.08 billion at December 31, 2013, primarily due to increases of $24.2 million, or 1.1%, in commercial loans, $63.6 million, or 28.7%, in real estate construction loans, $113.5 million, or 8.4%, in residential mortgage loans, and $285.1 million, or 7.1%, in commercial mortgage loans. The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

	June 30, 2014	% of Gross Loans	December 31, 2013	% of Gross Loans	% Change
	(Dollars in thousands)
Type of Loans
Commercial loans	$2,322,880	27.1%	$2,298,724	28.4%	1.1%
Residential mortgage loans	1,468,715	17.2	1,355,255	16.8	8.4
Commercial mortgage loans	4,308,170	50.3	4,023,051	49.8	7.1
Equity lines	170,711	2.0	171,277	2.1	(0.3)
Real estate construction loans	285,339	3.3	221,701	2.7	28.7
Installment and other loans	9,463	0.1	14,555	0.2	(35.0)

Gross loans	$8,565,278	100%	$8,084,563	100%	5.9%

Allowance for loan losses	(169,077)		(173,889)		(2.8)
Unamortized deferred loan fees	(13,501)		(13,487)		0.1

Total loans, net	$8,382,700		$7,897,187		6.1%

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

The ratio of non-performing assets to total assets was 1.0% at June 30, 2014, compared to 1.3% at December 31, 2013. Total non-performing assets decreased $23.4 million, or 17.0%, to $113.8 million at June 30, 2014, compared to $137.2 million at December 31, 2013, primarily due to a $5.6 million, or 6.7%, decrease in non-accrual loans and a $18.2 million, or 34.3%, decrease in OREO.

As a percentage of gross loans plus OREO, our non-performing assets decreased to 1.32% at June 30, 2014, from 1.69% at December 31, 2013. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 216.4% at June 30, 2014, from 208.2% at December 31, 2013.

The following table presents the changes in non-performing assets and troubled debt restructurings (TDRs) at June 30, 2014, compared to December 31, 2013, and to June 30, 2013:

(Dollars in thousands)	June 30, 2014	December 31, 2013	% Change	June 30, 2013	% Change
Non-performing assets
Accruing loans past due 90 days or more	$1,426	$982	45	$-	100
Non-accrual loans:
Construction- residential loans	1,500	3,313	(55)	3,691	(59)
Construction- non-residential loans	24,428	25,273	(3)	25,763	(5)
Land loans	6,502	6,502	-	11,534	(44)
Commercial real estate loans, excluding land loans	24,047	13,119	83	30,326	(21)
Commercial loans	11,570	21,232	(46)	14,029	(18)
Residential mortgage loans	9,526	13,744	(31)	10,270	(7)
Total non-accrual loans:	$77,573	$83,183	(7)	$95,613	(19)
Total non-performing loans	78,999	84,165	(6)	95,613	(17)
Other real estate owned	34,835	52,985	(34)	49,141	(29)
Total non-performing assets	$113,834	$137,150	(17)	$144,754	(21)
Accruing troubled debt restructurings (TDRs)	$111,136	$117,597	(5)	$115,464	(4)

Allowance for loan losses	$169,077	$173,889	(3)	$179,733	(6)
Allowance for off-balance sheet credit commitments	1,844	1,362	35	3,203	(42)
Allowance for credit losses	$170,921	$175,251	(2)	$182,936	(7)

Total gross loans outstanding, at period-end	$8,565,278	$8,084,563	6	$7,694,373	11

Allowance for loan losses to non-performing loans, at period-end	214.02%	206.60%		187.98%
Allowance for loan losses to gross loans, at period-end	1.97%	2.15%		2.34%
Allowance for credit losses to gross loans, at period-end	2.00%	2.17%		2.38%

Non-accrual Loans

At June 30, 2014, total non-accrual loans were $77.6 million, a decrease of $18.0 million, or 18.9%, from $95.6 million at June 30, 2013, and a decrease of $5.6 million, or 6.7%, from $83.2 million at December 31, 2013. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, of these loans on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	June 30, 2014		December 31, 2013
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$12,006	$2,998	$22,370	$2,030
Commercial real estate	47,495	1,733	33,079	1,366
Land	6,502	-	6,502	-
Unsecured	-	6,839	-	17,836
Total	$66,003	$11,570	$61,951	$21,232
(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	June 30, 2014		December 31, 2013
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$41,636	$1,465	$31,895	$5,866
Wholesale/Retail	15,380	6,234	16,796	3,526
Food/Restaurant	1,165	195	569	173
Import/Export	-	3,676	-	11,667
Other	7,822	-	12,691	-
Total	$66,003	$11,570	$61,951	$21,232
(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

 Other Real Estate Owned

At June 30, 2014, OREO totaled $34.8 million, which decreased $18.2 million, or 34.3%, compared to $53.0 million at December 31, 2013, and decreased $14.3 million, or 29.1%, compared to $49.1 million at June 30, 2013.

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

At June 30, 2014, recorded investment in impaired loans totaled $188.7 million and was comprised of non-accrual loans of $77.6 million and accruing TDRs of $111.1 million. At December 31, 2013, recorded investment in impaired loans totaled $200.8 million and was comprised of non-accrual loans of $83.2 million and accruing TDRs of $117.6 million. For impaired loans, the amounts previously charged off represent 12.9% at June 30, 2014, and 23.9% at December 31, 2013, of the contractual balances for impaired loans. As of June 30, 2014, $66.0 million, or 85.1%, of the $77.6 million of non-accrual loans were secured by real estate compared to $62.0 million, or 74.5%, of the $83.2 million of non-accrual loans that were secured by real estate at December 31, 2013. The Bank obtains current appraisals, sales contracts, or other available market price information which provide updated factors in evaluating potential loss.

At June 30, 2014, $9.6 million of the $169.1 million allowance for loan losses was allocated for impaired loans and $159.5 million was allocated to the general allowance. At December 31, 2013, $13.3 million of the $173.9 million allowance for loan losses was allocated for impaired loans and $160.6 million was allocated to the general allowance.

The allowance for credit losses to non-accrual loans increased to 220.3% at June 30, 2014, from 210.7% at December 31, 2013, primarily due to decreases in non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents impaired loans and related allowance as of the dates indicated:

	Impaired Loans
	June 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$20,298	$19,271	$-	$20,992	$18,905	$-
Real estate construction loans	37,494	16,225	-	25,401	15,097	-
Commercial mortgage loans	82,090	80,102	-	105,593	78,930	-
Residential mortgage loans and equity lines	3,084	3,084	-	4,892	4,892	-
Subtotal	$142,966	$118,682	$-	$156,878	$117,824	$-
With allocated allowance
Commercial loans	$10,725	$7,700	$2,717	$22,737	$13,063	$2,519
Real estate construction loans	15,503	15,503	143	28,475	19,323	3,460
Commercial mortgage loans	33,411	33,149	6,230	39,223	35,613	6,584
Residential mortgage loans and equity lines	14,077	13,675	519	16,535	14,957	721
Subtotal	$73,716	$70,027	$9,609	$106,970	$82,956	$13,284
Total impaired loans	$216,682	$188,709	$9,609	$263,848	$200,780	$13,284

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

As of June 30, 2014, construction loans of $226.0 million were disbursed with pre-established interest reserves of $25.8 million compared to $160.8 million of such loans disbursed with pre-established interest reserves of $20.0 million at December 31, 2013.  The balance for construction loans with interest reserves which have been extended was $40.1 million with pre-established interest reserves of $1.5 million at June 30, 2014, compared to $20.5 million with pre-established interest reserves of $1.8 million at December 31, 2013.  Land loans of $33.7 million were disbursed with pre-established interest reserves of $2.0 million at June 30, 2014, compared to $32.8 million land loans disbursed with pre-established interest reserves of $3.0 million at December 31, 2013.  The balance for land loans with interest reserves which have been extended was zero at June 30, 2014, compared to $1.7 million land loans with pre-established interest reserves of $53,000 at December 31, 2013.

At June 30, 2014, the Bank had no loans on non-accrual status with available interest reserves.  At June 30, 2014, $1.5 million of non-accrual residential construction loans, $24.4 million of non-accrual non-residential construction loans, and $32,000 of non-accrual land loans had been originated with pre-established interest reserves.  At December 31, 2013, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2013, $3.3 million of non-accrual residential construction loans, $25.3 million of non-accrual non-residential construction loans, and $32,000 of non-accrual land loans had been originated with pre-established interest reserves.   While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the predominantly Asian areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Las Vegas, Nevada, and Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of June 30, 2014, or as of December 31, 2013.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-nine months. Total loans for construction, land development, and other land represented 26% of the Bank’s total risk-based capital as of June 30, 2014, and 23% as of December 31, 2013. Total CRE loans represented 255% of total risk-based capital as of June 30, 2014, and 249% as of December 31, 2013 and were below the Bank’s internal limit for CRE loans of 300% of total capital at both dates.

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

The allowance for loan losses was $169.1 million and the allowance for off-balance sheet unfunded credit commitments was $1.8 million at June 30, 2014, which represented the amount believed by management to be sufficient to absorb credit losses inherent in the loan portfolio, including unfunded commitments. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $170.9 million at June 31, 2014, compared to $175.3 million at December 31, 2013, a decrease of $4.3 million, or 2.5%. The allowance for credit losses represented 2.00% of period-end gross loans and 216.4% of non-performing loans at June 30, 2014. The comparable ratios were 2.17% of period-end gross loans and 208.2% of non-performing loans at December 31, 2013.

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$169,138	$178,692	$173,889	$183,322
Provision for credit losses	(3,700)	-	(3,700)	-
Transfers from/(to) reserve for off-balance sheet credit commitments	-	102	(371)	(1,840)
Charge-offs :
Commercial loans	(114)	(1,690)	(7,340)	(4,380)
Construction loans-residential	(1,813)	-	(1,813)	-
Real estate loans	(648)	(1,189)	(2,424)	(2,319)
Land loans	-	(1,048)	-	(1,318)
Total charge-offs	(2,575)	(3,927)	(11,577)	(8,017)
Recoveries:
Commercial loans	4,682	624	6,704	1,579
Construction loans-residential	-	108	16	154
Construction loans-other	-	833	9	866
Real estate loans	1,528	2,645	4,099	3,004
Land loans	4	645	8	654
Installment loans and other loans	-	11	-	11
Total recoveries	6,214	4,866	10,836	6,268

Balance at end of period	$169,077	$179,733	$169,077	$179,733
Reserve for off-balance sheet credit commitments
Balance at beginning of period	$1,734	$3,304	$1,362	$1,362
Provision/(reversal) for credit losses/transfers	110	(102)	482	1,840
Balance at end of period	$1,844	$3,202	$1,844	$3,202

Average loans outstanding during period ended	$8,409,737	$7,441,872	$8,284,159	$7,414,521
Total gross loans outstanding, at period-end	$8,565,278	$7,694,373	$8,565,278	$7,694,373
Total non-performing loans, at period-end	$77,573	$95,613	$77,573	$95,613
Ratio of net charge-offs to average loans outstanding during the period	-0.17%	-0.05%	0.02%	0.05%
Provision for loan losses to average loans outstanding during the period	-0.18%	-	-0.09%	-
Allowance for loan losses to non-performing loans at period-end	220.34%	191.33%	220.34%	191.33%

Allowance for loan losses to gross loans at period-end	2.00%	2.38%	2.00%	2.38%

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total average loans as of the dates indicated:

(Dollars in thousands)	June 30, 2014		December 31, 2013
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
Type of Loan:
Commercial loans	$63,239	27.2%	$65,103	28.2%
Residential mortgage loans (1)	12,870	19.3	12,005	18.6
Commercial mortgage loans	83,395	50.2	84,753	50.7
Real estate construction loans	9,555	3.1	11,999	2.3
Installment and other loans	18	0.2	29	0.2
Total	$169,077	100%	$173,889	100%

(1) Residential mortgage loans includes equity lines.

The allowance allocated to commercial loans was $63.2 million at June 30, 2014, compared to $65.1 million at December 31, 2013. The decrease is due primarily to decreases in Substandard commercial loans from $102.1 million at December 31, 2013, to $77.8 million at June 30, 2014.

The allowance allocated to commercial mortgage loans decreased from $84.8 million at December 31, 2013, to $83.4 million at June 30, 2014, which was due primarily to decreases in loss experience from commercial mortgage loans and to the net recoveries of $1.7 million during the first six months of 2014. The overall allowance for total commercial mortgage loans was 1.9% at June 30, 2014, and 2.1% at December 31, 2013.

The allowance allocated for construction loans decreased to $9.6 million, or 3.4%, of construction loans at June 30, 2014, compared to $12.0 million, or 5.4%, of construction loans at December 31, 2013, primarily due to decreases in loss experience from construction loans which are evaluated on a collective basis.

Deposits

Total deposits were $8.58 billion at June 30, 2014, an increase of $599.3 million, or 7.5%, from $7.98 billion at December 31, 2013, primarily due to a $195.0 million, or 6.2%, increase in time deposits of $100,000 or more, a $181.5 million, or 19.5%, increase in time deposits under $100,000, a $123.8 million, or 9.6%, increase in money market deposits, a $82.7 million, or 5.7%, increase in non-interest bearing demand deposits, and a $14.8 million, or 2.2%, increase in NOW deposits. The following table displays the deposit mix as of the dates indicated:

	June 30, 2014	% of Total	December 31, 2013	% of Total
	(Dollars in thousands)
Deposits
Non-interest-bearing demand deposits	$1,524,577	17.8%	$1,441,858	18.1%
NOW deposits	698,671	8.1	683,873	8.6
Money market deposits	1,410,123	16.4	1,286,338	16.1
Savings deposits	501,065	5.8	499,520	6.2
Time deposits under $100,000	1,112,673	13.0	931,204	11.7
Time deposits of $100,000 or more	3,333,487	38.9	3,138,512	39.3
Total deposits	$8,580,596	100.0%	$7,981,305	100.0%

Borrowings

Borrowings include federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Securities sold under agreements to repurchase were $700.0 million with a weighted average rate of 3.92% at June 30, 2014, compared to $800.0 million with a weighted average rate of 3.87% at December 31, 2013. In the first six months of 2014, the Company prepaid securities sold under agreements to repurchase totaling $100 million with a weighted average rate of 3.5% and incurred prepayment penalties of $3.4 million. In the first six months of 2013, the Company prepaid securities sold under agreements to repurchase totaling $300 million with a weighted average rate of 3.97% and incurred prepayment penalties of $15.7 million. Five floating-to-fixed rate agreements totaling $300.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR rate minus 200 basis points to the three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.78% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Four fixed-to-floating rate agreements totaling $200.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months. For the remaining term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.50% to 3.75% and a minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. The table below provides summary data for the $500 million of callable securities sold under agreements to repurchase as of June 30, 2014:

(Dollars in millions)	Fixed-to-floating			Floating-to-fixed		Total
Rate type	Float Rate			Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.75%	3.50%	3.50%
Minimum rate	0.0%	0.0%	0.0%
No. of agreements	1	2	1	1	4	9
Amount	$50.0	$100.0	$50.0	$100.0	$200.0	$500.0
Weighted average rate	3.75%	3.50%	3.50%	4.78%	5.00%	4.38%
Final maturity	2014	2014	2015	2014	2017

The table below provides summary data for non-callable fixed rate securities sold under agreements to repurchase as of June 30, 2014:

	No. of	Amount	Weighted Average
Maturity	Agreements	(In thousands)	Interest Rate
1 year to 3 years	1	$50,000	2.69%
3 years to 5 years	3	150,000	2.81%
Total	4	$200,000	2.78%

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency securities, and mortgage-backed securities with a fair value of $789.9 million as of June 30, 2014, and $906.1 million as of December 31, 2013.

Advances from the FHLB. Advances from the FHLB were $521.2 million with weighted average rate of 0.52% at June 30, 2014, compared to $521.2 million with weighted average rate of 0.17% at December 31, 2013. The following relates to the outstanding advances at June 30, 2014, and December 31, 2013:

	June 30, 2014		December 31, 2013
	Amount	Weighted Average	Amount	Weighted Average
Maturity	(In thousands)	Interest Rate	(In thousands)	Interest Rate
Within 90 days	$325,000	0.18%	$475,000	0.06%
1 - 3 years	171,200	1.08%	-	-
4 - 5 years	25,000	1.13%	46,200	1.24%
	$521,200	0.52%	$521,200	0.17%

Long-term Debt

Long-term debt was $119.1 million at June 30, 2014, compared to $121.1 million at December 31, 2013. Long-term debt is comprised of Junior Subordinated Notes, which qualifies as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of June 30, 2014. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$3,533,105	$679,244	$233,800	$11	$4,446,160
Securities sold under agreements to repurchase (1)	300,000	200,000	-	-	500,000
Securities sold under agreements to repurchase (2)	-	50,000	150,000	-	200,000
Advances from the Federal Home Loan Bank	325,000	171,200	25,000	-	521,200
Other borrowings	-	-	-	18,985	18,985
Long-term debt	-	-	-	119,136	119,136
Operating leases	5,911	8,299	4,619	3,184	22,013
Total contractual obligations and other commitments	$4,164,016	$1,108,743	$413,419	$141,316	$5,827,494
(1)	These repurchase agreements have a final maturity of 5-years, 7-years and 10-years from origination date but are callable on a quarterly basis after six months, one year, or 18 months for the 7-year term and one year for the 5-year and 10-year terms.
(2)	These repurchase agreements are non-callable.

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

Capital Resources

Total equity was $1.54 billion at June 30, 2014, an increase of $79.4 million, or 5.4%, from $1.46 billion at December 31, 2013, primarily due to increases in net income of $66.3 million and decreases in unrealized losses on securities available-for-sale of $20.8 million offset by common stock cash dividends of $9.6 million.

The following table summarizes changes in total equity for the six months ended June 30, 2014:

Six months ended
(In thousands)	June 30, 2014
Net income	$66,343
Stock issued to directors	350
Proceeds from shares issued through the Dividend Reinvestment Plan	875
Shares withheld related to net share settlement of RSUs	(274)
Net tax short-fall from stock-based compensation expense	(1,177)
Share-based compensation	1,997
Other comprehensive income	20,833
Cash dividends paid to common stockholders	(9,556)
Net increase in total equity	$79,391

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of June 30, 2014. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 6.0%, total risk-based capital ratio equal to or greater than 10.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents Bancorp’s and the Bank’s capital and leverage ratios as of June 3, 2014, and December 31, 2013:

	Cathay General Bancorp				Cathay Bank
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$1,346,077	15.13	$1,288,892	15.04	$1,309,293	14.73	$1,244,480	14.53
Tier 1 capital minimum requirement	355,928	4.00	342,899	4.00	355,592	4.00	342,701	4.00
Excess	$990,149	11.13	$945,993	11.04	$953,701	10.73	$901,779	10.53

Total capital (to risk-weighted assets)	$1,462,252	16.43	$1,401,319	16.35	$1,421,154	15.99	$1,352,415	15.79
Total capital minimum requirement	711,857	8.00	685,799	8.00	711,185	8.00	685,402	8.00
Excess	$750,395	8.43	$715,520	8.35	$709,969	7.99	$667,013	7.79

Tier 1 capital (to average assets) – Leverage ratio	$1,346,077	12.65	$1,288,892	12.48	$1,309,293	12.31	$1,244,480	12.06
Minimum leverage requirement	425,623	4.00	413,158	4.00	425,381	4.00	412,815	4.00
Excess	$920,454	8.65	$875,734	8.48	$883,912	8.31	$831,665	8.06

Risk-weighted assets	$8,898,207		$8,572,487		$8,889,811		$8,567,523
Total average assets (1)	$10,640,585		$10,328,952		$10,634,527		$10,320,368

(1)	The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

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

•

Changes in the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available-for-sale debt and equity securities.

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

Management believes that, as of June 30, 2014, Bancorp and the Bank would meet all capital adequacy requirements under the Basel III rules on a fully phased-in basis as if such requirements were currently in effect.

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. The amount of future dividends will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors. We are subject to Federal Reserve supervisory policies, including informing and consulting with the Federal Reserve Bank of San Francisco sufficiently in advance of any planned capital actions (i.e. increased dividend payments or stock redemptions) and, after prior notification to the Federal Reserve Bank of San Francisco, our Board of Directors increased the common stock dividend to $.07 per share in June 2014. There can be no assurance that our regulators will not object to any capital actions. The terms of our Junior Subordinated Notes also limit our ability to pay dividends.

The Company declared cash dividends of $.07 per share on 79,656,124 shares outstanding on June 5, 2014, for distribution to holders of our common stock on June 12, 2014, and $.05 per share on 79,595,528 shares on March 7,2014. Total cash dividends of $9.6 million were paid during the six months ended June 30, 2014.

Country Risk Exposures

The Company’s total assets were $11.6 billion and total foreign country risk net exposures were $870.8 million at June 30, 2014. Total foreign country risk net exposures at June 30, 2014, were comprised primarily of $408.4 million from Hong Kong, $158.4 million from China, $126.4 million from England, $44.7 million from France, $30.1 million from Australia, $27.5 million from Taiwan, $23.8 million from Switzerland, $17.1 million from the Philippines, $10.0 million from Luxembourg, $9.3 million from Singapore, $8.1 million from Japan, $4.7 million from Canada, and $2.1 million from Macau. Risk is determined based on location of the borrowers, issuers, and counterparties.

All foreign country risk net exposures were to non-sovereign counterparties except $64.1 million due from the Hong Kong Monetary Authority at June 30, 2014.

Unfunded loan exposures were $84.6 million at June 30, 2014, and were comprised primarily of $43.5 million unfunded loans to borrowers of Hong Kong residence, $27.6 million unfunded loans to two financial institution in China, $5.4 million unfunded loans to borrowers of Taiwan residence, $5.1 million unfunded loans to borrowers of China residence, and $2.3 million unfunded loans to borrowers of Philippines residence.

Financial Derivatives

It is the policy of the Company not to speculate on the future direction of interest rates. However, the Company enters into financial derivatives in order to seek mitigation of exposure to interest rate risks related to our interest-earning assets and interest-bearing liabilities. We believe that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in the Company’s assets or liabilities and against risk in specific transactions. In such instances, the Company may enter into interest rate swap contracts or other types of financial derivatives. Prior to considering any hedging activities, we seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges must be approved by the Bank’s Investment Committee.

The Company follows ASC Topic 815 that establishes accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in the Company’s consolidated balance sheet and measurement of those financial derivatives at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and, if so, the type of hedge. Fair value is determined using third-party models with observable market data. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivatives are reflected in current earnings, together with changes in the fair value of the related hedged item if there is a highly effective correlation between changes in the fair value of the interest rate swaps and changes in the fair value of the underlying asset or liability that is intended to be hedged. If there is not a highly effective correlation between changes in the fair value of the interest rate swap and changes in the fair value of the underlying asset or liability that is intended to be hedged, then only the changes in the fair value of the interest rate swaps are reflected in the Company’s consolidated financial statements.

In May 2014, the Bancorp entered into five interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of junior subordinated debentures that had been issued to five trusts throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of three-month LIBOR at a weighted average rate of 0.23%. As of June 30, 2014, the unrealized loss of $263,000, net of taxes, of these interest rate swaps was included in other comprehensive income.

In June 2014, the Bank entered into ten interest rate swap contracts in the notional amount of $148.1 million for various terms from four to eight years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.67% and receives a variable rate at one month LIBOR rate plus a weighted average spread of 298 basis points, or at a weighted average rate of 3.13%. As of June 30, 2014, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $3.9 million as of June 30, 2014.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At June 30, 2014, no option contracts were outstanding. Spot and forward contracts in the total notional amount of $226.1 million had a positive fair value of $3.4 million at June 30, 2014. Spot and forward contracts in the total notional amount of $161.8 million had a negative fair value of $1.6 million at June 30, 2014. At December 31, 2013, the notional amount of option contracts totaled $200,000 with a net positive fair value of $83. Spot and forward contracts in the total notional amount of $267.6 million had a positive fair value of $6.2 million at December 31, 2013. Spot and forward contracts in the total notional amount of $236.3 million had a negative fair value of $6.1 million at December 31, 2013.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. At June 30, 2014, our liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 16.5% compared to 15.3% at December 31, 2013.

The Bank is a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of June 30, 2014, the Bank had an approved credit line with the FHLB totaling $3.5 billion. Advances from the FHLB were $521.2 million at June 30, 2014. The Bank expects to be able to access this source of funding, if required, in the near term. The Bank has pledged a portion of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program to secure these borrowings. At June 30, 2014, the borrowing capacity under the Borrower-in-Custody program was $76.2 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. At June 30, 2014, investment securities totaled $1.34 billion, with $849.1 million pledged as collateral for borrowings and other commitments. The remaining $490.9 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 79.5% of the Company’s time deposits mature within one year or less as of June 30, 2014. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical run-off experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. Under the memorandum of understanding Bancorp entered into with the Federal Reserve Bank of San Francisco (“FRB SF”), which was terminated effective April 5, 2013, we agreed that we would not, without the FRB SF’s prior written approval, receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank. The Bank paid dividends to Bancorp totaling $138.0 million during 2013. The Bank did not pay dividends to Bancorp in the first six months of 2014.

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

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of June 30, 2014:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	15.7	3.6
+100	6.7	2.3
-100	-0.8	-7.5
-200	-1.8	-12.1

(1)	The percentage change in this column represents net interest income of the Company for 12 monthsin a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage chan3ge in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the second fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1, 2014 - April 30, 2014)	0	$0	0	622,500
Month #2 (May 1, 2014 - May 31, 2014)	0	$0	0	622,500
Month #3 (June 1, 2014 - June 30, 2014)	0	$0	0	622,500
Total	0	$0	0	622,500

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

Date: August 7, 2014

	/s/ Dunson K. Cheng	.
Dunson K. Cheng
Chairman, President, and
Chief Executive Officer

Date: August 7, 2014

/s/ Heng W. Chen	.
Heng W. Chen
Executive Vice President and
Chief Financial Officer