Form 10-Q
period 2014-09-30
CATHAY GENERAL BANCORP
filed 2014-11-07
CIK 861842

UNITED STATES

securities and exchange commission

Washington, D.C. 20549

form 10-q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	001-31830

CATHAY GENERAL BANCORP

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

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

Common stock, $.01 par value, 79,704,258 shares outstanding as of October 31, 2014.

CATHAY GENERAL BANCORP AND SUBSIDIARies

3RD quarter 2014 REPORT ON FORM 10-Q

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	September 30, 2014	December 31, 2013

Assets
Cash and due from banks	$200,302	$153,747
Short-term investments and interest bearing deposits	597,747	516,938
Securities available-for-sale (amortized cost of $1,355,056 in 2014 and $1,637,965 in 2013)	1,340,092	1,586,668
Trading securities	-	4,936
Loans	8,858,254	8,084,563
Less: Allowance for loan losses	(169,198)	(173,889)
Unamortized deferred loan fees, net	(12,903)	(13,487)
Loans, net	8,676,153	7,897,187
Federal Home Loan Bank stock	34,090	25,000
Other real estate owned, net	29,025	52,985
Affordable housing investments, net	96,504	84,108
Premises and equipment, net	100,673	102,045
Customers’ liability on acceptances	21,820	32,194
Accrued interest receivable	24,986	24,274
Goodwill	316,340	316,340
Other intangible assets, net	3,459	2,230
Other assets	158,275	190,634
Total assets	$11,599,466	$10,989,286

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$1,593,003	$1,441,858
Interest-bearing deposits:
NOW deposits	766,622	683,873
Money market deposits	1,514,496	1,286,338
Savings deposits	542,454	499,520
Time deposits under $100,000	1,103,634	931,204
Time deposits of $100,000 or more	3,174,460	3,138,512
Total deposits	8,694,669	7,981,305

Securities sold under agreements to repurchase	550,000	800,000
Advances from the Federal Home Loan Bank	555,000	521,200
Other borrowings for affordable housing investments	18,882	19,062
Long-term debt	119,136	121,136
Acceptances outstanding	21,820	32,194
Other liabilities	69,575	55,418
Total liabilities	10,029,082	9,530,315
Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 83,905,576 issued and 79,698,011 outstanding at September 30, 2014, and 83,797,434 issued and 79,589,869 outstanding at December 31, 2013	839	838
Additional paid-in-capital	787,889	784,489
Accumulated other comprehensive loss, net	(8,835)	(29,729)
Retained earnings	916,227	829,109
Treasury stock, at cost (4,207,565 shares at September 30, 2014, and at December 31, 2013)	(125,736)	(125,736)
Total equity	1,570,384	1,458,971
Total liabilities and equity	$11,599,466	$10,989,286

See accompanying notes to unaudited condensed consolidated financial statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$100,151	$90,838	$290,337	$267,557
Investment securities- taxable	5,105	10,868	19,389	34,986
Investment securities- nontaxable	-	-	-	995
Federal Home Loan Bank stock	508	449	1,379	1,041
Deposits with banks	571	307	1,499	796
Total interest and dividend income	106,335	102,462	312,604	305,375

Interest Expense
Time deposits of $100,000 or more	7,107	6,887	20,519	20,466
Other deposits	5,005	3,485	13,462	9,244
Securities sold under agreements to repurchase	5,858	8,402	19,731	29,778
Advances from Federal Home Loan Bank	153	150	849	375
Long-term debt	1,456	930	3,012	2,778
Short-term borrowings	1	-	1
Total interest expense	19,580	19,854	57,574	62,641

Net interest income before provision for credit losses	86,755	82,608	255,030	242,734
Credit for loan losses	(5,100)	(3,000)	(8,800)	(3,000)

Net interest income after credit for loan losses	91,855	85,608	263,830	245,734

Non-Interest Income
Securities gains, net	361	8,688	6,827	27,157
Letters of credit commissions	1,559	1,698	4,547	4,608
Depository service fees	1,330	1,371	3,999	4,330
Other operating income	5,724	4,963	17,181	15,867
Total non-interest income	8,974	16,720	32,554	51,962

Non-Interest Expense
Salaries and employee benefits	22,630	22,751	69,472	67,192
Occupancy expense	3,934	3,812	11,692	10,966
Computer and equipment expense	2,471	2,446	7,307	7,488
Professional services expense	5,991	5,813	16,410	18,484
FDIC and State assessments	2,261	1,712	6,692	5,431
Marketing expense	639	1,097	2,722	2,703
Other real estate owned (income)/expense	(1,011)	527	(629)	886
Operations of affordable housing investments, net	1,672	1,234	5,126	4,952
Amortization of core deposit intangibles	214	1,363	510	4,097
Costs associated with debt redemption	527	6,861	3,348	22,557
Other operating expense	3,279	3,054	10,538	8,758
Total non-interest expense	42,607	50,670	133,188	153,514

Income before income tax expense	58,222	51,658	163,196	144,182
Income tax expense	22,313	19,029	60,944	52,489
Net income	35,909	32,629	102,252	91,693
Less: net income attributable to noncontrolling interest	-	151	-	452
Net income attributable to Cathay General Bancorp	35,909	32,478	102,252	91,241
Dividends on preferred stock and noncash charge from repayment	-	(2,434)	-	(9,685)
Net income attributable to common stockholders	35,909	30,044	102,252	81,556

Other comprehensive income/(loss), net of tax
Unrealized holding gain/(loss) on securities available-for-sale	170	(1,074)	25,014	(5,908)
Less: reclassification adjustments included in net income	209	5,036	3,957	15,740
Unrealized holding gain/(loss) on cash flow hedge derivatives	100	-	(163)	-
Less: reclassification adjustments included in net income	-	-	-	-
Total other comprehensive gain/(loss), net of tax	61	(6,110)	20,894	(21,648)
Total comprehensive income	$35,970	$26,368	$123,146	$69,593

Net income per common share:
Basic	$0.45	$0.38	$1.28	$1.03
Diluted	$0.45	$0.38	$1.28	$1.03
Cash dividends paid per common share	$0.07	$0.01	$0.19	$0.03
Average common shares outstanding
Basic	79,677,952	78,894,262	79,639,202	78,853,333
Diluted	80,176,100	79,114,122	80,087,819	78,944,152

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30
	2014	2013
	(In thousands)
Cash Flows from Operating Activities
Net income	$102,252	$91,693
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Credit for loan losses	(8,800)	(3,000)
Provision/(credit) for losses on other real estate owned	1,693	(675)
Deferred tax (asset)/liability	13,846	(12,325)
Depreciation	5,336	4,899
Net gains on sale and transfer of other real estate owned	(3,467)	(843)
Net gains on sale of loans	(300)	(864)
Proceeds from sales of loans	15,791	41,219
Originations of loans held-for-sale	(15,491)	(40,356)
Net change in trading securities	-	(152)
Income associated with debt redemption	(550)	-
Write-downs on venture capital investments	317	295
Write-downs on impaired securities	820	-
Net gains on sales and calls of securities	(7,647)	(27,157)
Amortization/accretion of security premiums/discounts, net	2,266	3,439
Amortization of other intangible assets	575	4,192
Excess tax short-fall from share-based payment arrangements	1,177	143
Stock based compensation and stock issued to officers as compensation	2,948	2,775
Net change in accrued interest receivable and other assets	1,691	24,875
Net change in other liabilities	(8,377)	4,195
Net cash provided by operating activities	104,080	92,353

Cash Flows from Investing Activities
(Increase)/decrease in short-term investments	(75,873)	22,959
Purchase of investment securities available-for-sale	(892,706)	(1,026,659)
Proceeds from sale of investment securities available-for-sale	543,305	903,915
Proceeds from repayments, maturities and calls of investment securities available-for-sale	640,478	367,026
Proceeds from repayments, maturities and calls of investment securities held-to-maturity	-	50,973
Purchase of Federal Home Loan Bank stock	(17,736)	-
Redemptions of Federal Home Loan Bank stock	8,646	12,589
Net increase in loans	(763,211)	(413,405)
Purchase of premises and equipment	(4,036)	(4,734)
Proceeds from sale of other real estate owned	28,543	9,926
Net increase in investment in affordable housing	(5,617)	(6,167)
Net cash used in investing activities	(538,207)	(83,577)

Cash Flows from Financing Activities

Net increase in deposits	713,362	534,306
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(250,000)	(450,000)
Advances from Federal Home Loan Bank	8,252,400	1,742,396
Repayment of Federal Home Loan Bank borrowings	(8,218,600)	(1,512,000)
Cash dividends paid	(15,133)	(8,631)
Redemption of series B preferred stock	-	(258,000)
Repurchase of trust preferred securities	(1,450)	-
Proceeds from shares issued under Dividend Reinvestment Plan	1,554	202
Taxes paid related to net share settlement of RSUs	(274)	-
Excess tax short-fall from share-based payment arrangements	(1,177)	(143)
Net cash provided by financing activities	480,682	48,130
Increase in cash and cash equivalents	46,555	56,906
Cash and cash equivalents, beginning of the period	153,747	144,909
Cash and cash equivalents, end of the period	$200,302	$201,815

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$59,478	$65,372
Income taxes paid	$52,864	$55,537
Non-cash investing and financing activities:
Net change in unrealized holding (loss)/gain on securities available-for-sale, net of tax	$21,057	$(21,648)
Net change in unrealized holding loss on cash flow hedge derivatives	$(163)	$-
Transfers of investment securities to available-for-sale from held-to-maturity	$-	$722,466
Transfers of trading securities to short-term investments	$4,936	$-
Transfers to other real estate owned from loans held for investment	$(2,810)	$11,877
Loans to facilitate the sale of other real estate owned	$-	$75
Transfer of securities sold but not yet settled to other assets	$-	$12,469

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, the “Company”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of September 30, 2014, the Bank operated 21 branches in Southern California, 12 branches in Northern California, nine branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Nevada, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

3. Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” ASU No. 2014-01 permits a reporting entity to make an accounting policy election to account for its investments in affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit. ASU 2014-01 becomes effective for interim and annual periods beginning on or after December 15, 2014. The Company is evaluating whether to adopt ASU 2014-01 or to continue to apply the equity method of accounting for investments in affordable housing projects.

In January 2014, the FASB issued ASU 2014-04, “Receivables—Trouble Debt Restructurings by Creditors.” ASU No. 2014-04 clarifies that upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement, a creditor is considered to have physical possession of residential real estate property collateralizing a consumer mortgage loan. A reporting entity is required to have interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure. ASU 2014-04 becomes effective for interim and annual periods beginning on or after December 15, 2014. Adoption of ASU 2014-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, issued by the FASB in August 2014, requires an entity’s management to evaluate and disclose conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  In addition, an entity’s management is to disclose management’s plans that alleviated or that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 becomes effective for interim and annual periods beginning on or after December 15, 2016.  Adoption of ASU 2014-15 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth earnings per common share calculations:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except share and per share data)	2014	2013	2014	2013
Net income attributable to Cathay General Bancorp	$35,909	$32,478	$102,252	$91,241
Dividends on preferred stock and noncash charge from repayment	-	(2,434)	-	(9,685)
Net income available to common stockholders	$35,909	$30,044	$102,252	$81,556

Weighted-average shares:
Basic weighted-average number of common shares outstanding	79,677,952	78,894,262	79,639,202	78,853,333
Dilutive effect of weighted-average outstanding common share equivalents
Warrants	346,101	171,426	306,306	57,771
Options	109,803	-	103,022	-
Restricted stock units	42,244	48,434	39,289	33,048
Diluted weighted-average number of common shares outstanding	80,176,100	79,114,122	80,087,819	78,944,152

Average stock options and warrants with anti-dilutive effect	1,990,358	3,668,285	1,993,384	4,958,218
Earnings per common share:
Basic	$0.45	$0.38	$1.28	$1.03
Diluted	$0.45	$0.38	$1.28	$1.03

5. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock. As of September 30, 2014, the only options granted by the Company were non-statutory stock options to selected Bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. There were no options granted during the first nine months of 2014 or the year ended December 31, 2013.

Option compensation expense was zero for the three months ended September 30, 2014, and for the three months ended September 30, 2013. For the nine months ended September 30, option compensation expense totaled zero for 2014 and $129,000 for 2013. Stock-based compensation is recognized ratably over the requisite service period for all awards.

No stock options were exercised in the first nine months of 2014 or in the first nine months of 2013. The table below summarizes stock option activity for the periods indicated:

		Weighted-average	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value
	Shares	exercise price	(in years)	(in thousands)
Balance, December 31, 2013	2,812,874	$31.81	1.9	$2,119
Forfeited	(438,000)	28.70
Balance, March 31, 2014	2,374,874	$32.38	2.0	$1,148
Forfeited	(10,000)	32.26
Balance, June 30, 2014	2,364,874	$32.38	1.7	$4,083
Forfeited	-	-
Balance, September 30, 2014	2,364,874	$32.38	1.5	$3,487

Exercisable, September 30, 2014	2,364,874	$32.38	1.5	$3,487

At September 30, 2014, 3,070,663 shares were available under the Company’s 2005 Incentive Plan for future grants.

The Company granted restricted stock units for 17,601 shares at an average closing price of $24.66 per share in the first nine months of 2014 and 25,037 shares at an average closing price of $20.68 per share in the year ended December 31, 2013. The restricted stock units granted in 2014 and 2013 are scheduled to vest two years from grant date.

The following table presents information relating to the restricted stock units as of September 30, 2014:

Units
Balance at December 31, 2013	143,433
Granted	17,601
Forfeited	-
Vested	(42,520)
Balance at September 30, 2014	118,514

The compensation expense related to the restricted stock units was $1.0 million for the three months ended September 30, 2014, compared to $476,000 for the three months ended September 30, 2013. For the nine months ended September 30, compensation expense recorded related to the restricted stock units was $2.9 million in 2014 and $1.6 million in 2013. Unrecognized stock-based compensation expense related to restricted stock units was $4.7 million at September 30, 2014, and is expected to be recognized over the next 2.0 years.

In December 2013, the Company granted performance-based restricted stock units in which the number of units earned is calculated based on the relative total stockholder return (“TSR”) of the Company’s common stock as compared to the TSR of the KBW Regional Banking Index. In addition, the Company granted performance stock units in which the number of units earned is determined by comparison to the targeted earnings per share (“EPS”) for the three years ending December 31, 2016. Performance TSR restricted stock units for 119,840 shares and performance EPS restricted stock units for 116,186 shares were granted to eight executive officers. Both the performance TSR and EPS stock units are scheduled to vest on December 31, 2016. In the first nine months of 2014, the Company did not grant any performance stock units.

The following table summarizes the tax excess (short-fall) from share-based payment arrangements:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Short-fall of tax deductions in excess of grant-date fair value	$-	$(63)	$(1,177)	$(143)
Benefit of tax deductions on grant-date fair value	-	95	1,177	702
Total benefit of tax deductions	$-	$32	$-	$559

6. Investment Securities

Investment securities were $1.34 billion at September 30, 2014, compared to $1.59 billion at December 31, 2013. During the first quarter of 2013, due to the ongoing discussions regarding corporate income tax rates which could have a negative impact on the after-tax yields and fair values of the Company’s portfolio of municipal securities, the Company determined it may sell such securities in response to market conditions. As a result, the Company reclassified its municipal securities from securities held-to-maturity to securities available-for-sale. Concurrent with this reclassification, the Company also reclassified all other securities held-to-maturity, which together with the municipal securities had an amortized cost on the date of transfer of $722.5 million, to securities available-for-sale. At the reclassification date, a net unrealized gain was recorded in other comprehensive income for these securities totaling $40.5 million.

The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of September 30, 2014, and December 31, 2013:

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$539,919	$198	$29	$540,088
Mortgage-backed securities	703,312	1,085	21,073	683,324
Collateralized mortgage obligations	80	-	34	46
Corporate debt securities	94,941	751	1,355	94,337
Mutual funds	6,000	-	183	5,817
Preferred stock of government sponsored entities	7,196	2,056	-	9,252
Other equity securities	3,608	3,620	-	7,228
Total	$1,355,056	$7,710	$22,674	$1,340,092

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$460,095	$99	$1	$460,193
Mortgage-backed securities	1,010,294	7,049	64,529	952,814
Collateralized mortgage obligations	5,929	231	54	6,106
Asset-backed securities	123	-	-	123
Corporate debt securities	154,955	298	4,949	150,304
Mutual funds	6,000	-	275	5,725
Preferred stock of government sponsored entities	569	10,834	-	11,403
Total	$1,637,965	$18,511	$69,808	$1,586,668

The amortized cost and fair value of investment securities at September 30, 2014, by contractual maturities, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-For-Sale
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$115,047	$115,156
Due after one year through five years	446,739	447,662
Due after five years through ten years	85,693	84,983
Due after ten years (1)	707,577	692,291
Total	$1,355,056	$1,340,092

(1) Equity securities are reported in this category

Proceeds from sales of mortgage-backed securities were $458.4 million and from repayments, maturities and calls of mortgage-backed securities were $54.7 million during the first nine months of 2014 compared to proceeds from sales of $348.7 million and proceeds of $237.9 million from repayments, maturities, and calls during the same period a year ago. Proceeds from sales of other investment securities were $84.9 million during the first nine months of 2014 compared to $555.2 million during the same period a year ago. Proceeds from maturities and calls of other investment securities were $585.8 million during the first nine months of 2014 compared to $180.1 million during the same period a year ago. Gains of $17.1 million and losses of $9.5 million were realized on sales and calls of investment securities during the first nine months of 2014 compared to gains of $27.2 million and no losses realized during the same period a year ago.

At September 30, 2014, all of the Company’s mortgage-backed securities were rated as investment grade except for one non-agency issue. Total unrealized losses of $21.1 million from all mortgage-backed securities resulted from increases in interest rates subsequent to the date that these securities were purchased. Total unrealized losses of $1.4 million on corporate bonds relates to four issues of investments in bonds of financial institutions, all of which were investment grade at the date of acquisition and as of September 30, 2014. The unrealized losses were primarily caused by the widening of credit and liquidity spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that these mortgage-backed securities and corporate bonds would not be settled at a price less than the amortized cost of the investment. Because the Company does not intend to sell and would not be required to sell these investments until a recovery of fair value, which may be maturity, it does not consider its investments in these mortgaged-backed securities and corporate bonds to be other-than-temporarily impaired at September 30, 2014.

The temporarily impaired securities represent 66.3% of the fair value of investment securities as of September 30, 2014. Unrealized losses for securities with unrealized losses for less than twelve months represent 0.07%, and securities with unrealized losses for twelve months or more represent 3.5%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rates or spreads subsequent to the date that these securities were purchased. During the third quarter of 2014, the Company wrote down the carrying value of its portfolio of agency preferred stock by $820,000..

At September 30, 2014, management believed the impairment was temporary and, accordingly, no impairment loss on debt securities has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of September 30, 2014, and December 31, 2013:

	September 30, 2014
	Temporarily impaired securities
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$174,959	$29	$-	$-	$174,959	$29
Mortgage-backed securities	92,436	151	551,854	20,922	644,290	21,073
Collateralized mortgage obligations	-	-	46	34	46	34
Corporate debt securities	-	-	63,645	1,355	63,645	1,355
Mutual funds	-	-	5,817	183	5,817	183
Total	$267,395	$180	$621,362	$22,494	$888,757	$22,674

	December 31, 2013
	Temporarily impaired securities
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$75,064	$1	$-	$-	$75,064	$1
Mortgage-backed securities	792,012	64,526	272	2	792,284	64,528
Mortgage-backed securities-Non-agency	94	1	-	-	94	1
Collateralized mortgage obligations	68	4	301	50	369	54
Corporate debt securities	9,970	30	100,081	4,919	110,051	4,949
Mutual funds	-	-	5,724	275	5,724	275
Total securities available-for-sale	$877,208	$64,562	$106,378	$5,246	$983,586	$69,808
Total investment securities	$877,208	$64,562	$106,378	$5,246	$983,586	$69,808

Investment securities having a carrying value of $703.6 million at September 30, 2014, and $926.5 million at December 31, 2013, were pledged to secure public deposits, other borrowings, treasury tax and loan, and securities sold under agreements to repurchase.

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

The components of loans in the condensed consolidated balance sheets as of September 30, 2014, and December 31, 2013, were as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Type of Loans:
Commercial loans	$2,450,118	$2,298,724
Residential mortgage loans	1,516,711	1,355,255
Commercial mortgage loans	4,414,067	4,023,051
Equity lines	172,223	171,277
Real estate construction loans	301,459	221,701
Installment and other loans	3,676	14,555
Gross loans	8,858,254	8,084,563
Less:
Allowance for loan losses	(169,198)	(173,889)
Unamortized deferred loan fees	(12,903)	(13,487)
Total loans, net	$8,676,153	$7,897,187

At September 30, 2014, recorded investment in impaired loans totaled $188.3 million and was comprised of non-accrual loans of $65.2 million and accruing troubled debt restructured loans (“TDRs) of $123.1 million. At December 31, 2013, recorded investment in impaired loans totaled $200.8 million and was comprised of non-accrual loans of $83.2 million and accruing TDRs of $117.6 million. For impaired loans, the amounts previously charged off represent 12.6% at September 30, 2014, and 23.9% at December 31, 2013, of the contractual balances for impaired loans. The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	Impaired Loans
	Average Recorded Investment				Interest Income Recognized
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
				(In thousands)
Commercial loans	$21,706	$32,187	$26,741	$24,873	$205	$166	$636	$395
Real estate construction loans	33,276	34,946	33,459	39,014	66	67	198	199
Commercial mortgage loans	119,611	132,921	114,663	145,380	1,153	730	3,310	3,289
Residential mortgage and equity lines	16,151	16,884	17,889	17,574	128	106	363	227
Total impaired loans	$190,744	$216,938	$192,752	$226,841	$1,552	$1,069	$4,507	$4,110

The following tables present impaired loans and the related allowance for credit losses as of the dates indicated:

	Impaired Loans
	September 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$19,792	$18,764	$-	$20,992	$18,905	$-
Real estate construction loans	37,403	16,133	-	25,401	15,097	-
Commercial mortgage loans	84,274	82,586	-	105,593	78,930	-
Residential mortgage loans and equity lines	2,541	2,541	-	4,892	4,892	-
Subtotal	$144,010	$120,024	$-	$156,878	$117,824	$-
With allocated allowance
Commercial loans	$8,951	$6,985	$2,730	$22,737	$13,063	$2,519
Real estate construction loans	15,377	15,377	2,604	28,475	19,323	3,460
Commercial mortgage loans	33,749	32,973	7,999	39,223	35,613	6,584
Residential mortgage loans and equity lines	13,422	12,988	481	16,535	14,957	721
Subtotal	$71,499	$68,323	$13,814	$106,970	$82,956	$13,284
Total impaired loans	$215,509	$188,347	$13,814	$263,848	$200,780	$13,284

The following tables present the aging of the loan portfolio by type as of September 30, 2014, and as of December 31, 2013:

	September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$8,307	$3,920	$662	$8,851	$21,740	$2,428,378	$2,450,118
Real estate construction loans	-	-	-	25,728	25,728	275,731	301,459
Commercial mortgage loans	171	1,676	-	23,830	25,677	4,388,390	4,414,067
Residential mortgage loans and equity lines	408	807	-	6,849	8,064	1,680,870	1,688,934
Installment and other loans	168	-	-	-	168	3,508	3,676
Total loans	$9,054	$6,403	$662	$65,258	$81,377	$8,776,877	$8,858,254

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$7,170	$16,562	$-	$21,232	$44,964	$2,253,760	$2,298,724
Real estate construction loans	-	-	-	28,586	28,586	193,115	221,701
Commercial mortgage loans	20,043	7,862	982	19,621	48,508	3,974,543	4,023,051
Residential mortgage loans and equity lines	3,508	832	-	13,744	18,084	1,508,448	1,526,532
Installment and other loans	100	-	-	-	100	14,455	14,555
Total loans	$30,821	$25,256	$982	$83,183	$140,242	$7,944,321	$8,084,563

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

At September 30, 2014, accruing TDRs were $123.1 million and non-accrual TDRs were $34.2 million compared to accruing TDRs of $117.6 million and non-accrual TDRs of $38.8 million at December 31, 2013. The Company allocated specific reserves of $8.0 million to accruing TDRs and $3.9 million to non-accrual TDRs at September 30, 2014, and $6.9 million to accruing TDRs and $2.2 million to non-accrual TDRs at December 31, 2013. The following tables present TDRs that were modified during the first nine months of 2014 and 2013, their specific reserves at September 30, 2014 and 2013, and charge-offs during the first nine months of 2014 and 2013:

	Nine months ended September 30, 2014				September 30, 2014
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	6	$10,773	$10,773	$-	$26
Commercial mortgage loans	3	11,818	11,818	-	564
Residential mortgage loans and equity lines	5	2,226	2,226	-	16
Total	14	$24,817	$24,817	$-	$606

	Nine months ended September 30, 2013				September 30, 2013
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	9	11,705	10,516	$1,189	$71
Commercial mortgage loans	3	7,474	7,474	-	191
Residential mortgage loans and equity lines	11	3,736	3,658	78	125
Total	23	$22,915	$21,648	$1,267	$387

Modifications of the loan terms during the first nine months of 2014 were in the form of changes in the stated interest rate, and/or extension of maturity dates, and/or reduction in monthly payment amount.  The length of time for which modifications involving a reduction of the stated interest rate or changes in payment terms that were documented ranged from seven months to two years from the modification date.

We expect that the TDRs on accruing status as of September 30, 2014, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  A summary of TDRs by type of concession and by type of loan, as of September 30, 2014, and December 31, 2013, is shown below:

	September 30, 2014
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$13,006	$1,558	$-	$2,333	$16,897
Real estate construction loans	-	-	-	5,782	5,782
Commercial mortgage loans	19,116	8,317	-	64,296	91,729
Residential mortgage loans	3,557	1,013	216	3,895	8,681
Total accruing TDRs	$35,679	$10,888	$216	$76,306	$123,089

	September 30, 2014
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$2,186	$1,225	$243	$3,654
Real estate construction loans	-	15,377	-	8,851	24,228
Commercial mortgage loans	226	3,159	-	1,369	4,754
Residential mortgage loans	213	-	-	1,313	1,526
Total non-accrual TDRs	$439	$20,722	$1,225	$11,776	$34,162

	December 31, 2013
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$9,112	$2,916	$2,708	$14,736
Real estate construction loans	-	-	5,834	5,834
Commercial mortgage loans	11,333	9,389	70,200	90,922
Residential mortgage loans	1,564	1,024	3,517	6,105
Total accruing TDRs	$22,009	$13,329	$82,259	$117,597

	December 31, 2013
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$2,866	$1,352	$-	$4,218
Real estate construction loans	-	16,009	-	9,263	25,272
Commercial mortgage loans	1,443	2,168	-	1,843	5,454
Residential mortgage loans	241	2,206	-	1,378	3,825
Total non-accrual TDRs	$1,684	$23,249	$1,352	$12,484	$38,769

The activity within our TDRs for the periods indicated are shown below:

	Three months ended September 30,		Nine months ended September 30,
Accruing TDRs	2014	2013	2014	2013
	(In thousands)
Beginning balance	$111,136	$115,464	$117,597	$144,695
New restructurings	14,900	10,669	22,997	15,485
Restructured loans restored to accrual status	660	5,397	1,622	6,851
Charge-offs	-	-	-	(78)
Payments	(3,607)	(15,274)	(11,897)	(48,663)
Restructured loans placed on nonaccrual	-	(316)	(7,230)	(2,350)
Ending balance	$123,089	$115,940	$123,089	$115,940

	Three months ended September 30,		Nine months ended September 30,
Non-accrual TDRs	2014	2013	2014	2013
	(In thousands)
Beginning balance	$43,605	$48,524	$38,769	$47,731
New restructurings	34	2,415	1,820	6,163
Restructured loans placed on nonaccrual	-	316	7,230	2,350
Charge-offs	(234)	(1,188)	(833)	(2,121)
Payments	(8,583)	(1,062)	(11,202)	(3,664)
Restructured loans restored to accrual status	(660)	(5,397)	(1,622)	(6,851)
Ending balance	$34,162	$43,608	$34,162	$43,608

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company had one commercial mortgage loan in the amount of $62,000 that was modified as a TDR during the previous twelve months and which subsequently defaulted as of September 30, 2014.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of September 30, 2014, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

As part of the on-going monitoring of the credit quality of our loan portfolio, the Company utilizes a risk grading matrix to assign a risk grade to each loan. The risk rating categories can be generally described by the following grouping for non-homogeneous loans:

●	Pass/Watch – These loans range from minimal credit risk to lower than average, but still acceptable, credit risk.

●

Special Mention– Borrower is fundamentally sound and loan is currently protected but adverse trends are apparent that, if not corrected, may affect ability to repay. Primary source of loan repayment remains viable but there is increasing reliance on collateral or guarantor support.

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

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following tables present loan portfolio by risk rating as of September 30, 2014, and as of December 31, 2013:

	September 30, 2014
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,283,837	$82,731	$80,180	$3,370	$2,450,118
Real estate construction loans	267,760	-	32,199	1,500	301,459
Commercial mortgage loans	4,124,943	112,825	176,299	-	4,414,067
Residential mortgage loans and equity lines	1,679,920	-	9,014	-	1,688,934
Installment and other loans	3,676	-	-	-	3,676
Total gross loans	$8,360,136	$195,556	$297,692	$4,870	$8,858,254

	December 31, 2013
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,108,191	$84,786	$102,088	$3,659	$2,298,724
Real estate construction loans	184,449	-	33,939	3,313	221,701
Commercial mortgage loans	3,686,788	127,436	208,827	-	4,023,051
Residential mortgage loans and equity lines	1,510,647	-	15,885	-	1,526,532
Installment and other loans	14,555	-	-	-	14,555
Total gross loans	$7,504,630	$212,222	$360,739	$6,972	$8,084,563

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of September 30, 2014, and as of December 31, 2013:

	Commercial	Real Estate Construction	Commercial Mortgage	Residential Mortgage Loans and	Installment and
	Loans	Loans	Loans	Equity Lines	Other Loans	Total
	(In thousands)
September 30, 2014
Loans individually evaluated for impairment
Allowance	$2,730	$2,604	$7,999	$481	$-	$13,814
Balance	$25,749	$31,510	$115,559	$15,529	$-	$188,347

Loans collectively evaluated for impairment
Allowance	$53,566	$32,099	$58,740	$10,962	$17	$155,384
Balance	$2,424,369	$269,949	$4,298,508	$1,673,405	$3,676	$8,669,907

Total allowance	$56,296	$34,703	$66,739	$11,443	$17	$169,198
Total balance	$2,450,118	$301,459	$4,414,067	$1,688,934	$3,676	$8,858,254

December 31, 2013
Loans individually evaluated for impairment
Allowance	$2,519	$3,460	$6,584	$721	$-	$13,284
Balance	$31,968	$34,420	$114,544	$19,848	$-	$200,780

Loans collectively evaluated for impairment
Allowance	$62,584	$8,539	$78,169	$11,284	$29	$160,605
Balance	$2,266,756	$187,281	$3,908,507	$1,506,684	$14,555	$7,883,783

Total allowance	$65,103	$11,999	$84,753	$12,005	$29	$173,889
Total balance	$2,298,724	$221,701	$4,023,051	$1,526,532	$14,555	$8,084,563

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2014, and September 30, 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended September 30, 2014 and 2013

	Commercial	Real Estate Construction	Commercial Mortgage	Residential Mortgage Loans and	Installment and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

June 30, 2014 Ending Balance	$63,239	$9,555	$83,395	$12,870	$18	169,077
Provision/(credit) for possible credit losses	(10,839)	25,116	(17,950)	(1,427)	(1)	(5,101)
Charge-offs	(252)	-	(903)	-	-	(1,155)
Recoveries	4,148	32	2,197	-	-	6,377
Net (charge-offs)/recoveries	3,896	32	1,294	-	-	5,222
September 30, 2014 Ending Balance	$56,296	$34,703	$66,739	$11,443	$17	$169,198

June 30, 2013 Ending Balance	$64,379	$13,755	$89,678	$11,892	$29	$179,733
Provision/(credit) for possible credit losses	2,121	1,660	(5,710)	52	6	(1,871)
Charge-offs	(200)	-	(394)	(160)	-	(754)
Recoveries	436	1,236	2,514	158	-	4,344
Net (charge-offs)/recoveries	236	1,236	2,120	(2)	-	3,590
September 30, 2013 Ending Balance	$66,736	$16,651	$86,088	$11,942	$35	$181,452

Nine months ended September 30, 2014 and 2013

	Commercial	Real Estate Construction	Commercial Mortgage	Residential Mortgage Loans and	Installment and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

2014 Beginning Balance	$65,103	$11,999	$84,753	$12,005	$29	$173,889
Provision/(credit) for possible credit losses	(12,067)	24,460	(20,991)	(562)	(12)	(9,172)
Charge-offs	(7,592)	(1,813)	(3,327)	-	-	(12,732)
Recoveries	10,852	57	6,304	-	-	17,213
Net (charge-offs)/recoveries	3,260	(1,756)	2,977	-	-	4,481

September 30, 2014 Ending Balance	$56,296	$34,703	$66,739	$11,443	$17	$169,198
Reserve for impaired loans	$2,730	$2,604	$7,999	$481	$-	$13,814
Reserve for non-impaired loans	$53,566	$32,099	$58,740	$10,962	$17	$155,384
Reserve for off-balance sheet credit commitments	$901	$668	$410	$39	$-	$2,018

2013 Beginning Balance	$66,101	$23,017	$82,473	$11,703	$28	$183,322
Provision/(credit) for possible credit losses	3,200	(8,622)	935	780	(4)	(3,711)
Charge-offs	(4,580)	-	(3,425)	(766)	-	(8,771)
Recoveries	2,015	2,256	6,105	225	11	10,612
Net (charge-offs)/recoveries	(2,565)	2,256	2,680	(541)	11	1,841

September 30, 2013 Ending Balance	$66,736	$16,651	$86,088	$11,942	$35	$181,452
Reserve for impaired loans	$10,849	$5,691	$6,129	$693	$-	$23,362
Reserve for non-impaired loans	$55,887	$10,960	$79,959	$11,249	$35	$158,090
Reserve for off-balance sheet credit commitments	$953	$287	$799	$34	$1	$2,074

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

9. Borrowed Funds

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $550.0 million with a weighted average rate of 3.78% at September 30, 2014, compared to $800.0 million with a weighted average rate of 3.87% at December 31, 2013. In the first nine months of 2014, the Company prepaid securities sold under agreements to repurchase totaling $100 million with a weighted average rate of 3.5% and incurred prepayment penalties of $3.4 million. In the first nine months of 2013, the Company prepaid securities sold under agreements to repurchase totaling $300.0 million with a weighted average rate of 3.97% and incurred prepayment penalties of $15.7 million. Four floating-to-fixed rate agreements totaling $200.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates of three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.89% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Three fixed-to-floating rate agreements totaling $150.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months. For the remaining term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate of 3.50% and a minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. The table below provides summary data for the $350.0 million of callable securities sold under agreements to repurchase as of September 30, 2014:

(Dollars in millions)	Fixed-to-floating		Floating-to-fixed	Total
Rate type	Float Rate		Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.50%	3.50%
Minimum rate	0.0%	0.0%
No. of agreements	2	1	4	7
Amount	$100.0	$50.0	$200.0	$350.0
Weighted average rate	3.50%	3.50%	5.00%	4.36%
Final maturity	2014	2015	2017

The table below provides summary data for non-callable fixed rate securities sold under agreements to repurchase as of September 30, 2014:

	No. of	Amount	Weighted Average
Maturity	Agreements	(In thousands)	Interest Rate
1 year to 3 years	2	$100,000	2.71%
3 years to 5 years	2	100,000	2.86%
Total	4	$200,000	2.78%

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency securities, and mortgage-backed securities with a fair value of $629.3 million as of September 30, 2014, and $906.1 million as of December 31, 2013.

Advances from the FHLB. Advances from the FHLB were $555.0 million with weighted average rate of 0.12% at September 30, 2014, compared to $521.2 million with weighted average rate of 0.17% at December 31, 2013. The following relates to the outstanding advances at September 30, 2014, and December 31, 2013:

	September 30, 2014		December 31, 2013
	Amount	Weighted Average	Amount	Weighted Average
Maturity	(In thousands)	Interest Rate	(In thousands)	Interest Rate
Within 90 days	$530,000	0.07%	$475,000	0.06%
4 - 5 years	25,000	1.13%	46,200	1.24%
	$555,000	0.12%	$521,200	0.17%

10. Income Taxes

Income tax expense totaled $60.9 million, or an effective tax rate of 37.3%, for the first nine months of 2014, compared to an income tax expense of $52.5 million, or an effective tax rate of 36.5%, for the same period a year ago. The effective tax rate includes the impact of the utilization of low income housing tax credits and recognition of other tax credits for both years.

As of December 31, 2013, the Company had income tax refunds receivable of $8.6 million. These income tax receivables are included in other assets in the accompanying condensed consolidated balance sheets.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2011 and by the California Franchise Tax Board back to 2003. The Company is under audit by the California Franchise Tax Board for the years 2003 to 2007. As the Company is presently under audit by a number of tax authorities, it is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2014, and December 31, 2013:

September 30, 2014	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)

Securities available-for-sale
U.S. Treasury securities	$540,088	$-	$-	$540,088
Mortgage-backed securities	-	683,324	-	683,324
Collateralized mortgage obligations	-	46	-	46
Corporate debt securities	-	94,337	-	94,337
Mutual funds	5,817	-	-	5,817
Preferred stock of government sponsored entities	-	9,252	-	9,252
Other equity securities	7,228	-	-	7,228
Total securities available-for-sale	553,133	786,959	-	1,340,092
Warrants	-	-	12	12
Interest rate swaps	-	442	-	442
Foreign exchange contracts	-	1,936	-	1,936
Total assets	$553,133	$789,337	$12	$1,342,482

Liabilities

Interest rate swaps	$-	$280	$-	$280
Foreign exchange contracts	-	4,437	-	4,437
Total liabilities	$-	$4,717	$-	$4,717

December 31, 2013	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)

Securities available-for-sale
U.S. Treasury securities	$460,193	$-	$-	$460,193
Mortgage-backed securities	-	952,815	-	952,815
Collateralized mortgage obligations	-	6,106	-	6,106
Asset-backed securities	-	123	-	123
Corporate debt securities	-	150,304	-	150,304
Mutual funds	5,724	-	-	5,724
Preferred stock of government sponsored entities	-	11,403	-	11,403
Total securities available-for-sale	465,917	1,120,751	-	1,586,668
Trading securities	-	4,936	-	4,936
Warrants	-	-	30	30
Foreign exchange contracts	-	6,182	-	6,182
Total assets	$465,917	$1,131,869	$30	$1,597,816

Liabilities

Foreign exchange contracts	$-	$6,140	$-	$6,140
Total liabilities	$-	$6,140	$-	$6,140

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $12,000 at September 30, 2014, compared to $30,000 at December 31, 2013. The fair value adjustment of warrants was included in other operating income in the third quarter of 2014. The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from 1 to 4 years, risk-free interest rate from 0.59% to 1.43%, and stock volatility from 9.4% to 13.0%.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the condensed consolidated balance sheet at September 30, 2014, the following tables provide the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of September 30, 2014, and December 31, 2013, and the total losses/(gains) for the periods indicated:

	September 30, 2014				Total Losses / (Gains)
	Fair Value Measurements Using			Total at	Three Months Ended		Nine Months Ended
	Level 1	Level 2	Level 3	Fair Value	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$-	$-	$4,255	$4,255	$-	$-	$17	$536
Commercial mortgage loans	-	-	24,974	24,974	515	394	515	459
Construction loans	-	-	12,773	12,773	-	-	-	-
Residential mortgage loans and equity lines	-	-	12,507	12,507	32	160	32	191
Total impaired loans	-	-	54,509	54,509	547	554	564	1,186
Other real estate owned (1)	-	14,340	4,110	18,450	(48)	111	277	(1,267)
Investments in venture capital	-	-	5,698	5,698	49	84	317	295
Total assets	$-	$14,340	$64,317	$78,657	$548	$749	$1,158	$214

(1) Other real estate owned balance of $29.0 million in the condensed consolidated balance sheet is net of estimated disposal costs.

	December 31, 2013				Total Losses / (Gains)
	Fair Value Measurements Using			Total at	Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2013	December 31, 2012
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$-	$-	$7,584	$7,584	$5,731	$-
Commercial mortgage loans	-	-	29,001	29,001	125	440
Construction- residential	-	-	500	500	-	-
Construction- other	-	-	15,363	15,363	-	65
Residential mortgage loans and equity lines	-	-	14,236	14,236	213	605
Land loans	-	-	29	29	-	162
Total impaired loans	-	-	66,713	66,713	6,069	1,272
Other real estate owned (1)	-	13,248	26,498	39,746	(3,134)	10,904
Investments in venture capital	-	-	8,900	8,900	409	309
Equity investments	642	-	-	642	-	181
Total assets	$642	$13,248	$102,111	$116,001	$3,344	$12,666

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

The Company applies estimated sales cost and commissions ranging from 3% to 6% to collateral value of impaired loans, quoted price, or loan sale price of loans held for sale, and appraised value of OREO.

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

The following table presents the estimated fair value of financial instruments as of September 30, 2014, and as of December 31, 2013:

	September 30, 2014		December 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$200,302	$200,302	$153,747	$153,747
Short-term investments	597,747	597,747	516,938	516,938
Securities available-for-sale	1,340,092	1,340,092	1,586,668	1,586,668
Trading securities	-	-	4,936	4,936
Loans, net	8,676,153	8,576,545	7,897,187	7,760,490
Investment in Federal Home Loan Bank stock	34,090	34,090	25,000	25,000
Warrants	12	12	30	30

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$-	$-	$200	$0
Foreign exchange contracts	183,753	1,936	267,644	6,182
Interest rate swaps	147,358	442	-	-

Financial Liabilities	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Deposits	$8,694,669	$8,692,118	$7,981,305	$7,977,639
Securities sold under agreements to repurchase	550,000	576,670	800,000	852,835
Advances from Federal Home Loan Bank	555,000	555,000	521,200	521,560
Other borrowings	18,882	15,853	19,062	16,107
Long-term debt	119,136	59,425	121,136	58,970

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$201,240	$4,437	$236,350	$6,140
Interest rate swaps	119,136	280	-	-

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,839,039	$(3,160)	$1,858,669	$(2,187)
Standby letters of credit	54,304	(331)	45,058	(205)
Other letters of credit	49,623	(29)	54,098	(34)
Bill of lading guarantees	51	-	80	-

The following tables present the level in the fair value hierarchy for the estimated fair values of only financial instruments that are not already included on the condensed consolidated balance sheets at fair value as of September 30, 2014, and December 31, 2013.

	September 30, 2014
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$200,302	$200,302	$-	$-
Short-term investments	597,747	597,747	-	-
Securities available-for-sale	1,340,092	553,133	786,959	-
Loans, net	8,576,545	-	-	8,576,545
Investment in Federal Home Loan Bank stock	34,090	-	34,090	-
Warrants	12	-	-	12
Financial Liabilities
Deposits	8,692,118	-	-	8,692,118
Securities sold under agreements to repurchase	576,670	-	576,670	-
Advances from Federal Home Loan Bank	555,000	-	555,000	-
Other borrowings	15,853	-	-	15,853
Long-term debt	59,425	-	59,425	-

	December 31, 2013
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$153,747	$153,747	$-	$-
Short-term investments	516,938	516,938	-	-
Securities available-for-sale	1,586,668	465,917	1,120,751	-
Trading securities	4,936	-	4,936	-
Loans, net	7,760,490	-	-	7,760,490
Investment in Federal Home Loan Bank stock	25,000	-	25,000	-
Warrants	30	-	-	30
Financial Liabilities
Deposits	7,977,639	-	-	7,977,639
Securities sold under agreements to repurchase	852,835	-	852,835	-
Advances from Federal Home Loan Bank	521,560	-	521,560	-
Other borrowings	16,107	-	-	16,107
Long-term debt	58,970	-	58,970	-

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

At September 30, 2014, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment as of an interim date.

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

In May 2014, the Bancorp entered into five interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of junior subordinated debentures that had been issued to five trusts throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of three-month LIBOR at a weighted average rate of 0.23%. As of September 30, 2014, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $163,000, net of taxes, was included in other comprehensive income. The amount of periodic net settlement of interest rate swaps included in interest expense was $723,000 for the three months ended and $824,000 for the nine months ended September 30, 2014.

In June 2014, the Bank entered into ten interest rate swap contracts in the notional amount of $148.1 million for various terms from four to eight years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.67% and receives a variable rate at one month LIBOR rate plus a weighted average spread of 298 basis points, or at a weighted average rate of 3.13%. As of September 30, 2014, the notional amount of fair value interest rate swaps was $147.4 million and their unrealized gain of $442,000 was included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $580,000 for the three months ended and $606,000 for the nine months ended September 30, 2014. As of September 30, 2014, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $4.3 million as of September 30, 2014.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At September 30, 2014, no option contracts were outstanding. Spot and forward contracts in the total notional amount of $183.8 million had a positive fair value of $1.9 million at September 30, 2014. Spot and forward contracts in the total notional amount of $201.2 million had a negative fair value of $4.4 million at September 30, 2014. At December 31, 2013, the notional amount of option contracts totaled $200,000 with a net positive fair value of $83. Spot and forward contracts in the total notional amount of $267.6 million had a positive fair value of $6.2 million at December 31, 2013. Spot and forward contracts in the total notional amount of $236.3 million had a negative fair value of $6.1 million at December 31, 2013.

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

Financial instruments that are eligible for offset in the condensed consolidated balance sheets, as of September 30, 2014, and December 31, 2013, are presented in the following table:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
September 30, 2014
Assets:
Derivatives	$442	$-	$442	$-	$(442)	$-
Liabilities:
Securities sold under agreements to repurchase	$550,000	$-	$550,000	$-	$(550,000)	$-
Derivatives	$280	$-	$280	$-	$(280)	$-

December 31, 2013

Liabilities:
Securities sold under agreements to repurchase	$800,000	$-	$800,000	$-	$(800,000)	$-

16. Stockholders’ Equity

Total equity was $1.57 billion at September 30, 2014, an increase of $111.4 million, or 7.6%, from $1.46 billion at December 31, 2013, primarily due to increases in net income of $102.3 million and increases in other comprehensive income of $20.9 million offset by common stock cash dividends of $15.1 million.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three months and nine months ended September 30, 2014, and September 30, 2013, was as follows:

	Three months ended September 30, 2014			Three months ended September 30, 2013
	Pre-tax	Tax expense/(benefit)	Net-of-tax	Pre-tax	Tax expense/(benefit)	Net-of-tax
	(In thousands)
Beginning balance, loss net of tax
Securities available-for sale			$(8,896)			$(15,073)
Cash flow hedge derivatives			-			-
Total			$(8,896)			$(15,073)
Net unrealized gains/(losses) arising during the period
Securities available-for sale	$292	$122	$170	$(1,854)	$(780)	$(1,074)
Cash flow hedge derivatives	171	71	100	-	-	-
Total	463	193	270	(1,854)	(780)	$(1,074)
Reclassification adjustment for net losses in net income
Securities available-for sale	(361)	(152)	(209)	(8,688)	(3,652)	(5,036)
Cash flow hedge derivatives	-	-	-	-	-	-
Total	(361)	(152)	(209)	(8,688)	(3,652)	(5,036)
Total other comprehensive (loss)/income
Securities available-for sale	(69)	(30)	(39)	(10,542)	(4,432)	(6,110)
Cash flow hedge derivatives	171	71	100	-	-	-
Total	$102	$41	$61	$(10,542)	$(4,432)	$(6,110)
Ending balance, (loss)/income net of tax
Securities available-for sale			$(8,935)			$(21,183)
Cash flow hedge derivatives			100			-
Total			$(8,835)			$(21,183)

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
	Pre-tax	Tax expense/(benefit)	Net-of-tax	Pre-tax	Tax expense/(benefit)	Net-of-tax
	(In thousands)
Beginning balance, (loss)/income net of tax
Securities available-for sale			$(29,729)			$465
Cash flow hedge derivatives			-			-
Total			$(29,729)			$465
Net unrealized gains/(losses) arising during the period
Securities available-for sale	$43,157	$18,143	$25,014	$(48,245)	$(20,282)	$(27,963)
Cash flow hedge derivatives	(281)	(118)	(163)	-	-	-
Total	42,876	18,025	24,851	(48,245)	(20,282)	$(27,963)
Reclassification adjustment for net losses in net income
Securities available-for sale	(6,827)	(2,870)	(3,957)	(27,157)	(11,417)	(15,740)
Cash flow hedge derivatives	-	-	-	-	-	-
Total	(6,827)	(2,870)	(3,957)	(27,157)	(11,417)	(15,740)
Net unrealized gains arising from transferring securities held-to-maturity to available-for-sale	-	-	-	38,052	15,997	22,055
Total other comprehensive income/(loss)
Securities available-for sale	36,330	15,273	21,057	(37,350)	(15,702)	(21,648)
Cash flow hedge derivatives	(281)	(118)	(163)	-	-	-
Total	$36,049	$15,155	$20,894	$(37,350)	$(15,702)	$(21,648)
Ending balance, loss net of tax
Securities available-for sale			$(8,672)			$(21,183)
Cash flow hedge derivatives			(163)			-
Total			$(8,835)			$(21,183)

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

Highlights

●	Diluted earnings per share increased 18.4% to $0.45 per share for the third quarter of 2014 compared to $0.38 per share for the same quarter a year ago.
●

Total loans increased $293.0 million, or 13.6% annualized, in the third quarter of 2014, to $8.9 billion at September 30, 2014, compared to $8.6 billion at June 30, 2014, and $8.1 billion at December 31, 2013.

Quarterly Statement of Operations Review

Net Income

Net income available to common stockholders for the quarter ended September 30, 2014, was $35.9 million, an increase of $5.9 million, or 19.5%, compared to net income available to common stockholders of $30.0 million for the same quarter a year ago. Diluted earnings per share available to common stockholders for the quarter ended September 30, 2014, was $0.45 compared to $0.38 for the same quarter a year ago due primarily to an increase in net interest income, higher negative provision for credit losses in 2014, a decrease in the cost associated with debt redemption and the elimination of preferred stock dividends, which were partially offset by a decrease in securities gains.

Return on average stockholders’ equity was 9.14% and return on average assets was 1.27% for the quarter ended September 30, 2014, compared to a return on average stockholders’ equity of 8.37% and a return on average assets of 1.22% for the same quarter a year ago.

Financial Performance

	Three months ended September 30,
	2014	2013
Net income	$35.9 million	$32.5 million
Net income available to common stockholders	$35.9 million	$30.0 million
Basic earnings per common share	$0.45	$0.38
Diluted earnings per common share	$0.45	$0.38
Return on average assets	1.27%	1.22%
Return on average total stockholders' equity	9.14%	8.37%
Efficiency ratio	44.51%	51.01%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $4.2 million, or 5.0%, to $86.8 million during the third quarter of 2014 compared to $82.6 million during the same quarter a year ago. The increase was due primarily to the increase in loan interest income and the decrease in interest expense from securities sold under agreements to repurchase offset by the decrease in interest income from available-for-sale securities.

The net interest margin, on a fully taxable-equivalent basis, was 3.31% for the third quarter of 2014, compared to 3.37% for the second quarter of 2014 and 3.35% for the third quarter of 2013. The decrease in the net interest margin was due mainly to the impact of interest rates swaps and higher levels of short term interest bearing cash deposits.

For the third quarter of 2014, the yield on average interest-earning assets was 4.06%, the cost of funds on average interest-bearing liabilities was 0.97%, and the cost of interest bearing deposits was 0.67%. In comparison, for the third quarter of 2013, the yield on average interest-earning assets was 4.15%, the cost of funds on average interest-bearing liabilities was 1.05%, and the cost of interest bearing deposits was 0.64%. The interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, decreased to 3.09% for the quarter ended September 30, 2014, from 3.10% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended September 30, 2014, and September 30, 2013. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended September 30,
	2014			2013
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Commercial loans	$2,393,848	$23,377	3.87%	$2,213,240	$21,733	3.90%
Residential mortgage loans	1,659,952	19,569	4.72	1,440,198	16,650	4.62
Commercial mortgage loans	4,343,159	52,823	4.83	3,895,436	49,941	5.09
Real estate construction loans	297,510	4,359	5.81	164,639	2,481	5.98
Other loans and leases	11,254	23	0.81	18,654	33	0.70
Total loans and leases (1)	8,705,723	100,151	4.56	7,732,167	90,838	4.66
Taxable securities	1,288,207	5,105	1.57	1,869,101	10,868	2.31
Federal Home Loan Bank stock	32,057	508	6.29	30,938	449	5.76
Interest bearing deposits	363,722	571	0.62	160,985	307	0.76
Total interest-earning assets	10,389,709	106,335	4.06	9,793,191	102,462	4.15
Non-interest earning assets:
Cash and due from banks	225,127			136,315
Other non-earning assets	749,873			783,043
Total non-interest earning assets	975,000			919,358
Less: Allowance for loan losses	(171,994)			(180,693)
Deferred loan fees	(13,282)			(12,365)
Total assets	$11,179,433			$10,519,491

Interest bearing liabilities:
Interest bearing demand accounts	$736,690	$326	0.18	$647,037	$262	0.16
Money market accounts	1,527,888	2,428	0.63	1,234,091	1,818	0.58
Savings accounts	557,578	241	0.17	471,849	86	0.07
Time deposits	4,345,065	9,117	0.83	4,069,612	8,206	0.80
Total interest-bearing deposits	7,167,221	12,112	0.67	6,422,589	10,372	0.64

Securities sold under agreements to repurchase	603,804	5,858	3.85	855,435	8,402	3.90
Other borrowings	102,267	154	0.60	82,822	150	0.72
Long-term debt	119,136	1,456	4.85	171,136	930	2.16
Total interest-bearing liabilities	7,992,428	19,580	0.97	7,531,982	19,854	1.05
Non-interest bearing liabilities:
Demand deposits	1,549,463			1,353,451
Other liabilities	78,129			86,452
Total equity	1,559,413			1,547,606
Total liabilities and equity	$11,179,433			$10,519,491
Net interest spread (3)			3.09%			3.10%
Net interest income (3)		$86,755			$82,608
Net interest margin (3)			3.31%			3.35%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.

(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

(3) Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory federal income tax rate of 35%.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)
	Three months ended September 30,
	2014-2013
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	11,207	(1,894)	9,313
Taxable securities	(2,846)	(2,917)	(5,763)
Federal Home Loan Bank stock	17	42	59
Deposits with other banks	326	(62)	264
Total changes in interest income	8,704	(4,831)	3,873

Interest-bearing liabilities:
Interest bearing demand accounts	38	26	64
Money market accounts	458	152	610
Savings accounts	18	137	155
Time deposits	570	341	911
Securities sold under agreements to repurchase	(2,442)	(102)	(2,544)
Other borrowed funds	32	(28)	4
Long-term debt	(348)	874	526
Total changes in interest expense	(1,674)	1,400	(274)
Changes in net interest income	$10,378	$(6,231)	$4,147

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for Credit Losses

Provision for credit losses was a credit of $5.1 million for the third quarter of 2014 compared to a credit of $3.0 million for the third quarter of 2013. The provision for credit losses was based on the review of the adequacy of the allowance for loan losses at September 30, 2014. The provision or reversal for credit losses represents the charge against or benefit toward current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio, including unfunded commitments. The following table summarizes the charge-offs and recoveries for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Charge-offs:
Commercial loans	$252	$200	$7,592	$4,580
Construction loans	-	-	1,813	-
Real estate loans (1)	903	554	3,327	2,873
Real estate- land loans	-	-	-	1,318
Total charge-offs	1,155	754	12,732	8,771
Recoveries:
Commercial loans	4,148	436	10,852	2,015
Construction loans	32	1,236	57	2,256
Real estate loans (1)	2,194	1,225	6,293	4,229
Real estate- land loans	3	1,447	11	2,101
Installment and other loans	-	-	-	11
Total recoveries	6,377	4,344	17,213	10,612
Net recoveries	$(5,222)	$(3,590)	$(4,481)	$(1,841)

(1) Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $9.0 million for the third quarter of 2014, a decrease of $7.7 million, or 46.3%, compared to $16.7 million for the third quarter of 2013. The decrease in non-interest income in the third quarter of 2014 was primarily due to a decrease of $8.3 million in gains on sale of securities offset by increases of $363,000 in commissions from wealth management and $225,000 in income from venture capital investments.

Non-Interest Expense

Non-interest expense decreased $8.1 million, or 15.9%, to $42.6 million in the third quarter of 2014 compared to $50.7 million in the same quarter a year ago. The efficiency ratio was 44.51% in the third quarter of 2014 compared to 51.01% for the same quarter a year ago.

Costs associated with debt redemption decreased $6.3 million to $527,000 in the third quarter of 2014 compared to $6.9 million in the same quarter a year ago. The Company prepaid $171.2 million of advances from Federal Home Loan Bank in the third quarter of 2014, whereas the Company prepaid $150.0 million of securities sold under agreements to repurchase in the same period a year ago. Amortization of core deposit premiums decreased $1.1 million to $214,000 in the third quarter of 2014 compared to $1.4 million in the same quarter a year ago, as a result of the full amortization of the core deposit premium from the General Bank acquisition. Other real estate owned (“OREO”) expenses decreased $1.5 million to income of $1.0 million in the third quarter of 2014 compared to expense of $527,000 in the same quarter a year ago, primarily due to increases in gains on sale of OREO of $787,000 and decreases in OREO expenses of $517,000. Partially offsetting the decreases was a $549,000 increase in FDIC and state assessments.

Income Taxes

The effective tax rate for the third quarter of 2014 was 38.3% compared to 36.9% for the third quarter of 2013. The effective tax rate includes the impact of the utilization of low income housing tax credits.

Year-to-Date Statement of Operations Review

Net income attributable to common stockholders for the nine months ended September 30, 2014, was $102.3 million, an increase of $20.7 million, or 25.4%, compared to net income attributable to common stockholders of $81.6 million for the same period a year ago, due primarily to the elimination of dividends on preferred stock, increases in net interest income, a higher negative provision for credit losses, decreases in costs associated with debt redemption, decreases in amortization of core deposit premiums, decreases in professional services expense, and decreases in OREO expense partially offset by decreases in gains on sale of securities, increases in salaries and incentive compensation expense, and higher FDIC and state assessments. Diluted earnings per share attributable to common stockholders for the nine months ended September 30, 2014, was $1.28 compared to $1.03 for the same period a year ago. The net interest margin for the nine months ended September 30, 2014, increased to 3.35% from 3.33% for the same period a year ago.

Return on average stockholders’ equity was 8.98% and return on average assets was 1.25% for the nine months ended September 30, 2014, compared to a return on average stockholders’ equity of 7.78% and a return on average assets of 1.16% for the same period of 2013. The efficiency ratio for the nine months ended September 30, 2014, was 46.31% compared to 52.09% for the same period a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the nine months ended September 30, 2014, and 2013. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Nine months ended September 30,
	2014			2013
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Commercial loans	$2,302,775	$66,657	3.87%	$2,116,193	$63,066	3.98%
Residential mortgage loans	1,618,377	57,277	4.72	1,395,749	48,806	4.66
Commercial mortgage loans	4,221,589	154,688	4.90	3,829,366	148,627	5.19
Real estate construction loans	267,214	11,644	5.83	167,282	6,953	5.56
Other loans and leases	16,270	71	0.58	15,849	105	0.89
Total loans and leases (1)	8,426,225	290,337	4.61	7,524,439	267,557	4.75
Taxable securities	1,458,936	19,389	1.78	1,977,788	34,986	2.37
Tax-exempt securities (3)	-	-	-	38,874	1,531	5.27
Federal Home Loan Bank stock	28,389	1,379	6.49	35,685	1,041	3.90
Interest bearing deposits	255,627	1,499	0.78	182,820	796	0.58
Total interest-earning assets	10,169,177	312,604	4.11	9,759,606	305,911	4.19
Non-interest earning assets:
Cash and due from banks	167,779			144,992
Other non-earning assets	769,929			759,161
Total non-interest earning assets	937,708			904,153
Less: Allowance for loan losses	(172,960)			(181,206)
Deferred loan fees	(13,370)			(11,223)
Total assets	$10,920,555			$10,471,330

Interest bearing liabilities:
Interest bearing demand accounts	$707,421	$906	0.17	$623,554	$745	0.16
Money market accounts	1,369,838	6,371	0.62	1,178,812	4,990	0.57
Savings accounts	526,768	549	0.14	483,715	275	0.08
Time deposits	4,259,579	26,155	0.82	3,975,160	23,700	0.80
Total interest-bearing deposits	6,863,606	33,981	0.66	6,261,241	29,710	0.63

Securities sold under agreements to repurchase	669,963	19,731	3.94	1,030,403	29,778	3.86
Other borrowings	166,445	850	0.68	67,613	375	0.74
Long-term debt	120,003	3,012	3.36	171,136	2,778	2.17
Total interest-bearing liabilities	7,820,017	57,574	0.98	7,530,393	62,641	1.11
Non-interest bearing liabilities:
Demand deposits	1,498,181			1,284,579
Other liabilities	79,585			79,486
Total equity	1,522,772			1,576,872
Total liabilities and equity	$10,920,555			$10,471,330
Net interest spread (4)			3.13%			3.08%
Net interest income (4)		$255,030			$243,270
Net interest margin (4)			3.35%			3.33%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
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
	2014-2013
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change
Interest-earning assets:
Loans and leases	31,313	(8,533)	22,780
Taxable securities	(8,006)	(7,591)	(15,597)
Tax-exempt securities (2)	(1,531)	-	(1,531)
Federal Home Loan Bank stock	(247)	585	338
Interest bearing deposits	376	327	703
Total changes in interest income	21,905	(15,212)	6,693

Interest-bearing liabilities:
Interest bearing demand accounts	105	56	161
Money market accounts	858	523	1,381
Savings accounts	26	248	274
Time deposits	1,731	724	2,455
Securities sold under agreements to repurchase	(10,608)	561	(10,047)
Other borrowings	507	(32)	475
Long-term debts	(993)	1,227	234
Total changes in interest expense	(8,374)	3,307	(5,067)
Changes in net interest income	$30,279	$(18,519)	$11,760

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)

The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis using a statutory federal income tax rate of 35%.

Balance Sheet Review

Assets

Total assets were $11.6 billion at September 30, 2014, an increase of $610.2 million, or 5.6%, from $11.0 billion at December 31, 2013, primarily due to a $773.7 million increase in loans and a $80.8 million increase in short-term investments offset by a $246.6 million decrease in securities available-for-sale.

Investment Securities

Investment securities represented 11.6% of total assets at September 30, 2014, compared with 14.4% of total assets at December 31, 2013. The carrying value of investment securities at September 30, 2014, was $1.34 billion compared with $1.59 billion at December 31, 2013. Securities available-for-sale are carried at fair value and had a net unrealized loss, net of tax, of $8.7 million at September 30, 2014, compared with a net unrealized loss, net of tax, of $29.7 million at December 31, 2013. During the first quarter of 2013, due to the ongoing discussions regarding corporate income tax rates which could have a negative impact on the after-tax yields and fair values of the Company’s portfolio of municipal securities, the Company determined it may sell such securities in response to market conditions. As a result, the Company reclassified its municipal securities from securities held-to-maturity to securities available-for-sale. Concurrent with this reclassification, the Company also reclassified all other securities held-to-maturity, which together with the municipal securities had an amortized cost on the date of transfer of $722.5 million, to securities available-for-sale. At the reclassification date, a net unrealized gain was recorded in other comprehensive income for these securities totaling $40.5 million.

The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of September 30, 2014, and December 31, 2013:

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$539,919	$198	$29	$540,088
Mortgage-backed securities	703,312	1,085	21,073	683,324
Collateralized mortgage obligations	80	-	34	46
Corporate debt securities	94,941	751	1,355	94,337
Mutual funds	6,000	-	183	5,817
Preferred stock of government sponsored entities	7,196	2,056	-	9,252
Other equity securities	3,608	3,620	-	7,228
Total	$1,355,056	$7,710	$22,674	$1,340,092

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$460,095	$99	$1	$460,193
Mortgage-backed securities	1,010,294	7,049	64,529	952,814
Collateralized mortgage obligations	5,929	231	54	6,106
Asset-backed securities	123	-	-	123
Corporate debt securities	154,955	298	4,949	150,304
Mutual funds	6,000	-	275	5,725
Preferred stock of government sponsored entities	569	10,834	-	11,403
Total securities available-for-sale	$1,637,965	$18,511	$69,808	$1,586,668
Total investment securities	$1,637,965	$18,511	$69,808	$1,586,668

For additional information, see Note 6 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Investment securities having a carrying value of $703.6 million at September 30, 2014, and $926.5 million at December 31, 2013, were pledged to secure public deposits, other borrowings, treasury tax and loan, and securities sold under agreements to repurchase.

Loans

Gross loans were $8.86 billion at September 30, 2014, an increase of $773.7 million, or 9.6%, from $8.08 billion at December 31, 2013, primarily due to increases of $391.0 million, or 9.7%, in commercial mortgage loans, $161.5 million, or 11.9%, in residential mortgage loans, $151.4 million, or 6.6%, in commercial loans, and $79.8 million, or 36.0%, in real estate construction loans. The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

	September 30, 2014	% of Gross Loans	December 31, 2013	% of Gross Loans	% Change
	(Dollars in thousands)
Type of Loans
Commercial loans	$2,450,118	27.7%	$2,298,724	28.4%	6.6%
Residential mortgage loans	1,516,711	17.1	1,355,255	16.8	11.9
Commercial mortgage loans	4,414,067	49.8	4,023,051	49.8	9.7
Equity lines	172,223	1.9	171,277	2.1	0.6
Real estate construction loans	301,459	3.4	221,701	2.7	36.0
Installment and other loans	3,676	0.1	14,555	0.2	(74.7)
Gross loans	$8,858,254	100%	$8,084,563	100%	9.6%

Allowance for loan losses	(169,198)		(173,889)		(2.7)
Unamortized deferred loan fees	(12,903)		(13,487)		(4.3)
Total loans, net	$8,676,153		$7,897,187		9.9%

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

The ratio of non-performing assets to total assets was 0.8% at September 30, 2014, compared to 1.3% at December 31, 2013. Total non-performing assets decreased $42.3 million, or 30.8%, to $94.9 million at September 30, 2014, compared to $137.2 million at December 31, 2013, primarily due to a $17.9 million, or 21.5%, decrease in non-accrual loans and a $24.0 million, or 45.2%, decrease in OREO.

As a percentage of gross loans plus OREO, our non-performing assets decreased to 1.07% at September 30, 2014, from 1.69% at December 31, 2013. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 259.7% at September 30, 2014, from 208.2% at December 31, 2013.

The following table presents the changes in non-performing assets and troubled debt restructurings (TDRs) at September 30, 2014, compared to December 31, 2013, and to September 30, 2013:

(Dollars in thousands)	September 30, 2014	December 31, 2013	% Change	September 30, 2013	% Change
Non-performing assets
Accruing loans past due 90 days or more	$662	$982	(33)	$499	33
Non-accrual loans:
Construction- residential loans	-	3,313	(100)	3,495	(100)
Construction- non-residential loans	25,728	25,273	2	25,500	1
Land loans	5,996	6,502	(8)	8,334	(28)
Commercial real estate loans, excluding land loans	17,834	13,119	36	27,662	(36)
Commercial loans	8,851	21,232	(58)	24,506	(64)
Residential mortgage loans	6,849	13,744	(50)	10,364	(34)
Total non-accrual loans:	$65,258	$83,183	(22)	$99,861	(35)
Total non-performing loans	65,920	84,165	(22)	100,360	(34)
Other real estate owned	29,025	52,985	(45)	49,777	(42)
Total non-performing assets	$94,945	$137,150	(31)	$150,137	(37)
Accruing troubled debt restructurings (TDRs)	$123,089	$117,597	5	$115,940	6

Allowance for loan losses	$169,198	$173,889	(3)	$181,452	(7)
Allowance for off-balance sheet credit commitments	2,018	1,362	48	2,074	(3)
Allowance for credit losses	$171,216	$175,251	(2)	$183,526	(7)

Total gross loans outstanding, at period-end	$8,858,254	$8,084,563	10	$7,832,013	13

Allowance for loan losses to non-performing loans, at period-end	256.67%	206.60%		180.80%
Allowance for credit losses to non-performing loans, at period-end	259.73%	208.22%		182.87%
Allowance for loan losses to gross loans, at period-end	1.91%	2.15%		2.32%
Allowance for credit losses to gross loans, at period-end	1.93%	2.17%		2.34%

Non-accrual Loans

At September 30, 2014, total non-accrual loans were $65.3 million, a decrease of $34.6 million, or 34.7%, from $99.9 million at September 30, 2013, and a decrease of $17.9 million, or 21.5%, from $83.2 million at December 31, 2013. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, of these loans on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	September 30, 2014		December 31, 2013
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$9,306	$1,259	$22,370	$2,030
Commercial real estate	41,104	922	33,079	1,366
Land	5,996	-	6,502	-
Unsecured	-	6,671	-	17,836
Total	$56,406	$8,852	$61,951	$21,232

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	September 30, 2014		December 31, 2013
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$37,852	$880	$31,895	$5,866
Wholesale/Retail	12,062	4,814	16,796	3,526
Food/Restaurant	684	996	569	173
Import/Export	-	1,956	-	11,667
Other	5,808	206	12,691	-
Total	$56,406	$8,852	$61,951	$21,232

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

Other Real Estate Owned

At September 30, 2014, OREO totaled $29.0 million, which decreased $24.0 million, or 45.2%, compared to $53.0 million at December 31, 2013, and decreased $20.8 million, or 41.7%, compared to $49.8 million at September 30, 2013.

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency status of over 90 days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring. Those loans with a balance less than our defined selection criteria, generally a loan amount less than $500,000 (less than $100,000 for quarters before June 30, 2012), are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. We obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired. The appraisals are based on “as is” or bulk sale valuations. To ensure that appraised values remain current, we generally obtain an updated appraisal every twelve months from qualified independent appraisers. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs, which range between 3% to 6% of the fair value, depending on the size of the impaired loan, is charged off against the allowance for loan losses. Non-accrual impaired loans, including TDRs, are not returned to accrual status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due, and TDRs are reviewed for continued impairment until they are no longer reported as TDRs.

At September 30, 2014, recorded investment in impaired loans totaled $188.3 million and was comprised of non-accrual loans of $65.2 million and accruing TDRs of $123.1 million. At December 31, 2013, recorded investment in impaired loans totaled $200.8 million and was comprised of non-accrual loans of $83.2 million and accruing TDRs of $117.6 million. For impaired loans, the amounts previously charged off represent 12.6% at September 30, 2014, and 23.9% at December 31, 2013, of the contractual balances for impaired loans. As of September 30, 2014, $56.4 million, or 86.4%, of the $65.2 million of non-accrual loans were secured by real estate compared to $62.0 million, or 74.5%, of the $83.2 million of non-accrual loans that were secured by real estate at December 31, 2013. The Bank obtains current appraisals, sales contracts, or other available market price information which provide updated factors in evaluating potential loss.

At September 30, 2014, $13.8 million of the $169.2 million allowance for loan losses was allocated for impaired loans and $155.4 million was allocated to the general allowance. At December 31, 2013, $13.3 million of the $173.9 million allowance for loan losses was allocated for impaired loans and $160.6 million was allocated to the general allowance.

The allowance for credit losses to non-accrual loans increased to 262.4% at September 30, 2014, from 210.7% at December 31, 2013, primarily due to decreases in non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents impaired loans and related allowance as of the dates indicated:

	Impaired Loans
	September 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$19,792	$18,764	$-	$20,992	$18,905	$-
Real estate construction loans	37,403	16,133	-	25,401	15,097	-
Commercial mortgage loans	84,274	82,586	-	105,593	78,930	-
Residential mortgage loans and equity lines	2,541	2,541	-	4,892	4,892	-
Subtotal	$144,010	$120,024	$-	$156,878	$117,824	$-
With allocated allowance
Commercial loans	$8,951	$6,985	$2,730	$22,737	$13,063	$2,519
Real estate construction loans	15,377	15,377	2,604	28,475	19,323	3,460
Commercial mortgage loans	33,749	32,973	7,999	39,223	35,613	6,584
Residential mortgage loans and equity lines	13,422	12,988	481	16,535	14,957	721
Subtotal	$71,499	$68,323	$13,814	$106,970	$82,956	$13,284
Total impaired loans	$215,509	$188,347	$13,814	$263,848	$200,780	$13,284

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

As of September 30, 2014, construction loans of $222.2 million were disbursed with pre-established interest reserves of $29.8 million compared to $160.8 million of such loans disbursed with pre-established interest reserves of $20.0 million at December 31, 2013.  The balance for construction loans with interest reserves which have been extended was $37.5 million with pre-established interest reserves of $4.3 million at September 30, 2014, compared to $20.5 million with pre-established interest reserves of $1.8 million at December 31, 2013.  Land loans of $72.0 million were disbursed with pre-established interest reserves of $4.1 million at September 30, 2014, compared to $32.8 million land loans disbursed with pre-established interest reserves of $3.0 million at December 31, 2013.  The balance for land loans with interest reserves which have been extended was zero at September 30, 2014, compared to $1.7 million land loans with pre-established interest reserves of $53,000 at December 31, 2013.

At September 30, 2014, the Bank had no loans on non-accrual status with available interest reserves.  At September 30, 2014, $1.5 million of non-accrual residential construction loans, $24.2 million of non-accrual non-residential construction loans, and zero non-accrual land loans had been originated with pre-established interest reserves.  At December 31, 2013, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2013, $3.3 million of non-accrual residential construction loans, $25.3 million of non-accrual non-residential construction loans, and $32,000 of non-accrual land loans had been originated with pre-established interest reserves.   While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the predominantly Asian areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Las Vegas, Nevada, and Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of September 30, 2014, or as of December 31, 2013.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-nine months. Total loans for construction, land development, and other land represented 30% of the Bank’s total risk-based capital as of September 30, 2014, and 23% as of December 31, 2013. Total CRE loans represented 253% of total risk-based capital as of September 30, 2014, and 249% as of December 31, 2013 and were below the Bank’s internal limit for CRE loans of 300% of total capital at both dates.

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

The allowance for loan losses was $169.2 million and the allowance for off-balance sheet unfunded credit commitments was $2.0 million at September 30, 2014, which represented the amount believed by management to be sufficient to absorb credit losses inherent in the loan portfolio, including unfunded commitments. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $171.2 million at September 30, 2014, compared to $175.3 million at December 31, 2013, a decrease of $4.1 million, or 2.3%. The allowance for credit losses represented 1.93% of period-end gross loans and 259.7% of non-performing loans at September 30, 2014. The comparable ratios were 2.17% of period-end gross loans and 208.2% of non-performing loans at December 31, 2013.

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$169,077	$179,733	$173,889	$183,322
Reversal for credit losses	(5,100)	(3,000)	(8,800)	(3,000)
Transfers from/(to) reserve for off-balance sheet credit commitments
	(1)	1,129	(372)	(711)
Charge-offs :
Commercial loans	(252)	(200)	(7,592)	(4,580)
Construction loans-residential	-	-	(1,813)	-
Construction loans-other	-	-	-	-
Real estate loans	(903)	(554)	(3,327)	(2,873)
Land loans	-	-	-	(1,318)
Installment loans and other loans	-	-	-	-
Total charge-offs	(1,155)	(754)	(12,732)	(8,771)
Recoveries:
Commercial loans	4,148	436	10,852	2,015
Construction loans-residential	32	1,046	48	1,200
Construction loans-other	-	190	9	1,056
Real estate loans	2,194	1,225	6,293	4,229
Land loans	3	1,447	11	2,101
Installment loans and other loans	-	-	-	11
Total recoveries	6,377	4,344	17,213	10,612

Balance at end of period	$169,198	$181,452	$169,198	$181,452

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$1,844	$3,202	$1,362	$1,362
Provision/(reversal) for credit losses/transfers	-	(1,128)	482	712
Balance at end of period	$1,844	$2,074	$1,844	$2,074

Average loans outstanding during period ended	$8,705,723	$7,732,167	$8,426,225	$7,524,439
Total gross loans outstanding, at period-end	$8,858,254	$7,832,013	$8,858,254	$7,832,013
Total non-performing loans, at period-end	$65,920	$100,360	$65,920	$100,360
Ratio of net charge-offs to average loans outstanding during the period	-0.24%	-0.18%	-0.07%	-0.03%
Provision for loan losses to averagel oans outstanding during the period	-0.23%	-0.15%	-0.14%	-0.05%
Allowance for loan losses to non-performing loans at period-end	256.67%	180.80%	256.67%	180.80%
Allowance for loan losses to gross loans at period-end	1.91%	2.32%	1.91%	2.32%

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

•

General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and common risk characteristics. The non-impaired loans are grouped into 19 segments: two commercial segments, ten commercial real estate segments, one residential construction segment, one non-residential construction segment, one SBA segment, one installment loans segment, one residential mortgage segment, one equity lines of credit segment, and one overdrafts segment. The allowance is provided for each segmented group based on the group’s historical loan loss experience aggregated based on loan risk classifications which takes into account the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral if collateral dependent, charge-off history, management’s knowledge of the portfolio, general economic conditions, environmental factors including the trends in delinquency and non-accrual, and other significant factors, such as the national and local economy, volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and concentration of credit. In addition, management reviews reports on past-due loans to ensure appropriate classification. In the second quarter of 2009, the look-back period was reduced from five years to four years, and in the second quarter of 2010, management increased the weighting given to the most recent four quarters to 50%, and reduced the weighting of the earliest and second earliest four quarters to 10% and 15%, respectively, for pass rated loans, to place greater emphasis on losses taken by the Bank during the economic downturn. In the third quarter of 2014, management reevaluated the look-back period and restored the five year look-back period in order to capture a sufficient history of loss data. Additionally, risk factor calculations for pass rated loans included a specified loss emergence period and were determined based on the higher of the not-weighted five year average or weighted at 50.0 percent for the most recent four quarters, 25.0 percent for the next four quarters,12.5 percent for the next four quarters, 7.5% for the next four quarters and 5.0% for the next four quarters. In light of the changes above, the relevant environmental factors were reduced. These refinements maintained the Bank’s allowance at a level consistent with the prior quarter.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total average loans as of the dates indicated:

(Dollars in thousands)	September 30, 2014		December 31, 2013
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
Type of Loan:
Commercial loans	$56,296	27.3%	$65,103	28.2%
Residential mortgage loans (1)	11,443	19.2	12,005	18.6
Commercial mortgage loans	66,739	50.1	84,753	50.7
Real estate construction loans	34,703	3.2	11,999	2.3
Installment and other loans	17	0.2	29	0.2
Total	$169,198	100%	$173,889	100%

(1) Residential mortgage loans includes equity lines.

The allowance allocated to commercial loans was $56.3 million at September 30, 2014, compared to $65.1 million at December 31, 2013. The decrease is due primarily to a reduction in loss factors as a result of the net recoveries for the first three quarters of 2014 and the decrease in Substandard commercial loans from $102.1 million at December 31, 2013, to $80.2 million at September 30, 2014.

The allowance allocated to commercial mortgage loans decreased from $84.8 million at December 31, 2013, to $66.7 million at September 30, 2014, which was due primarily to decreases in loss experience from commercial mortgage loans and to the net recoveries of $2.9 million during the first nine months of 2014. The overall allowance for total commercial mortgage loans was 1.5% at September 30, 2014, and 2.1% at December 31, 2013.

The allowance allocated for construction loans increased to $34.7 million, or 11.5%, of construction loans at September 30, 2014, compared to $12.0 million, or 5.4%, of construction loans at December 31, 2013, primarily due to the increase in outstanding construction loans, a lengthening of the loss emergence period and due to higher loss factors resulting from the change from a four year recent period weighted loss migration methodology to a five year average weighted loss migration methodology.

Deposits

Total deposits were $8.69 billion at September 30, 2014, an increase of $713.4 million, or 8.9%, from $7.98 billion at December 31, 2013, primarily due to a $228.2 million, or 17.7%, increase in money market deposits, a $172.4 million, or 18.5%, increase in time deposits under $100,000, a $151.1 million, or 10.5%, increase in non-interest bearing demand deposits, a $82.7 million, or 12.1%, increase in NOW deposits, and a $35.9 million, or 1.1%, increase in time deposits of $100,000 or more. The following table displays the deposit mix as of the dates indicated:

	September 30, 2014	% of Total	December 31, 2013	% of Total
Deposits	(Dollars in thousands)
Non-interest-bearing demand deposits	$1,593,003	18.3%	$1,441,858	18.1%
NOW deposits	766,622	8.8	683,873	8.6
Money market deposits	1,514,496	17.4	1,286,338	16.1
Savings deposits	542,454	6.3	499,520	6.2
Time deposits under $100,000	1,103,634	12.7	931,204	11.7
Time deposits of $100,000 or more	3,174,460	36.5	3,138,512	39.3
Total deposits	$8,694,669	100.0%	$7,981,305	100.0%

Borrowings

Borrowings include federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $550.0 million with a weighted average rate of 3.78% at September 30, 2014, compared to $800.0 million with a weighted average rate of 3.87% at December 31, 2013. In the first nine months of 2014, the Company prepaid securities sold under agreements to repurchase totaling $100 million with a weighted average rate of 3.5% and incurred prepayment penalties of $3.4 million. In the first nine months of 2013, the Company prepaid securities sold under agreements to repurchase totaling $300.0 million with a weighted average rate of 3.97% and incurred prepayment penalties of $15.7 million. Four floating-to-fixed rate agreements totaling $200.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates of three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.89% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Three fixed-to-floating rate agreements totaling $150.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months. For the remaining term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate of 3.50% and a minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. The table below provides summary data for the $350.0 million of callable securities sold under agreements to repurchase as of September 30, 2014:

(Dollars in millions)	Fixed-to-floating		Floating-to-fixed	Total
Rate type	Float Rate		Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.50%	3.50%
Minimum rate	0.0%	0.0%
No. of agreements	2	1	4	7
Amount	$100.0	$50.0	$200.0	$350.0
Weighted average rate	3.50%	3.50%	5.00%	4.36%
Final maturity	2014	2015	2017

The table below provides summary data for non-callable fixed rate securities sold under agreements to repurchase as of September 30, 2014:

	No. of	Amount	Weighted Average
Maturity	Agreements	(In thousands)	Interest Rate
1 year to 3 years	2	$100,000	2.71%
3 years to 5 years	2	100,000	2.86%
Total	4	$200,000	2.78%

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency securities, and mortgage-backed securities with a fair value of $629.3 million as of September 30, 2014, and $906.1 million as of December 31, 2013.

Advances from the FHLB. Advances from the FHLB were $555.0 million with weighted average rate of 0.12% at September 30, 2014, compared to $521.2 million with weighted average rate of 0.17% at December 31, 2013. The following relates to the outstanding advances at September 30, 2014, and December 31, 2013:

	September 30, 2014		December 31, 2013
	Amount	Weighted Average	Amount	Weighted Average
Maturity	(In thousands)	Interest Rate	(In thousands)	Interest Rate
Within 90 days	$530,000	0.07%	$475,000	0.06%
4 - 5 years	25,000	1.13%	46,200	1.24%
	$555,000	0.12%	$521,200	0.17%

Long-term Debt

Long-term debt was $119.1 million at September 30, 2014, compared to $121.1 million at December 31, 2013. Long-term debt is comprised of Junior Subordinated Notes, which qualifies as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of September 30, 2014. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)

Contractual obligations:
Deposits with stated maturity dates	$3,360,528	$686,095	$231,434	$37	$4,278,094
Securities sold under agreements to repurchase (1)	150,000	200,000	-	-	350,000
Securities sold under agreements to repurchase (2)	-	100,000	100,000	-	200,000
Advances from the Federal Home Loan Bank	530,000	-	25,000	-	555,000
Other borrowings	-	-	-	18,882	18,882
Long-term debt	-	-	-	119,136	119,136
Operating leases	6,228	9,140	5,406	2,941	23,715
Total contractual obligations and other commitments	$4,046,756	$995,235	$361,840	$140,996	$5,544,827

(1)

These repurchase agreements have a final maturity of 7-years and 10-years from origination date but are callable on a quarterly basis after six months, 12 months, or one year for the 7-year term and one year for the 10-year term.

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

Capital Resources

Total equity was $1.57 billion at September 30, 2014, an increase of $111.4 million, or 7.6%, from $1.46 billion at December 31, 2013, primarily due to increases in net income of $102.3 million and decreases in unrealized losses on securities available-for-sale of $20.9 million offset by common stock cash dividends of $15.1 million.

The following table summarizes changes in total equity for the nine months ended September 30, 2014:

Nine months ended
(In thousands)	September 30, 2014
Net income	$102,252
Stock issued to directors	350
Proceeds from shares issued through the Dividend Reinvestment Plan	1,553
Shares withheld related to net share settlement of RSUs	(274)
Net tax short-fall from stock-based compensation expense	(1,177)
Share-based compensation	2,948
Other comprehensive income	20,894
Cash dividends paid to common stockholders	(15,133)
Net increase in total equity	$111,413

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of September 30, 2014. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 6.0%, total risk-based capital ratio equal to or greater than 10.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents Bancorp’s and the Bank’s capital and leverage ratios as of September 30, 2014, and December 31, 2013:

	Cathay General Bancorp				Cathay Bank
	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$1,377,153	14.77	$1,288,892	15.04	$1,344,282	14.44	$1,244,480	14.53
Tier 1 capital minimum requirement	373,014	4.00	342,899	4.00	372,482	4.00	342,701	4.00
Excess	$1,004,139	10.77	$945,993	11.04	$971,800	10.44	$901,779	10.53

Total capital (to risk-weighted assets)	$1,496,866	16.05	$1,401,319	16.35	$1,461,359	15.69	$1,352,415	15.79
Total capital minimum requirement	746,029	8.00	685,799	8.00	744,965	8.00	685,402	8.00
Excess	$750,837	8.05	$715,520	8.35	$716,394	7.69	$667,013	7.79

Tier 1 capital (to average assets) – Leverage ratio	$1,377,153	12.66	$1,288,892	12.48	$1,344,282	12.37	$1,244,480	12.06
Minimum leverage requirement	435,028	4.00	413,158	4.00	434,521	4.00	412,815	4.00
Excess	$942,125	8.66	$875,734	8.48	$909,761	8.37	$831,665	8.06

Risk-weighted assets	$9,325,359		$8,572,487		$9,312,058		$8,567,523
Total average assets (1)	$10,875,697		$10,328,952		$10,863,021		$10,320,368

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

Management believes that, as of September 30, 2014, Bancorp and the Bank would meet all capital adequacy requirements under the Basel III rules on a fully phased-in basis as if such requirements were currently in effect.

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

The Company declared cash dividends of $.07 per share on 79,678,241 shares outstanding on September 2, 2014, for distribution to holders of our common stock on September 12, 2014, $.07 per share on 79,656,124 shares outstanding on June 12, 2014, and $.05 per share on 79,595,528 shares on March 7,2014. Total cash dividends of $15.1 million were paid during the nine months ended September 30, 2014.

Country Risk Exposures

The Company’s total assets were $11.6 billion and total foreign country risk net exposures were $805.6 million at September 30, 2014. Total foreign country risk net exposures at September 30, 2014, were comprised primarily of $364.0 million from Hong Kong, $179.3 million from China, $90.7 million from England, $45.0 million from France, $34.7 million from Switzerland, $30.1 million from Australia, $17.1 million from the Philippines, $15.9 million from Taiwan, $11.2 million from Germany, $8.8 million from Singapore, $6.4 million from Canada, and $1.8 million from Macau. Risk is determined based on location of the borrowers, issuers, and counterparties.

All foreign country risk net exposures were to non-sovereign counterparties except $36.8 million due from the Hong Kong Monetary Authority at September 30, 2014.

Unfunded loan to foreign entities exposures were $93.3 million at September 30, 2014, and were comprised primarily of $50.0 million unfunded loans to borrowers of Hong Kong residence, $35.7 million unfunded loans to three financial institution in China, $4.5 million unfunded loans to borrowers of Taiwan residence, and $2.9 million unfunded loans to borrowers of Philippines residence.

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

In May 2014, the Bancorp entered into five interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of junior subordinated debentures that had been issued to five trusts throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of three-month LIBOR at a weighted average rate of 0.23%. As of September 30, 2014, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $163,000, net of taxes, was included in other comprehensive income. The amount of periodic net settlement of interest rate swaps included in interest expense was $723,000 for the three months ended and $824,000 for the nine months ended September 30, 2014.

In June 2014, the Bank entered into ten interest rate swap contracts in the notional amount of $148.1 million for various terms from four to eight years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.67% and receives a variable rate at one month LIBOR rate plus a weighted average spread of 298 basis points, or at a weighted average rate of 3.13%. As of September 30, 2014, the notional amount of fair value interest rate swaps was $147.4 million and their unrealized gain of $442,000 was included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $580,000 for the three months ended and $606,000 for the nine months ended September 30, 2014. As of September 30, 2014, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $4.3 million as of September 30, 2014.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At September 30, 2014, no option contracts were outstanding. Spot and forward contracts in the total notional amount of $183.8 million had a positive fair value of $1.9 million at September 30, 2014. Spot and forward contracts in the total notional amount of $201.2 million had a negative fair value of $4.4 million at September 30, 2014. At December 31, 2013, the notional amount of option contracts totaled $200,000 with a net positive fair value of $83. Spot and forward contracts in the total notional amount of $267.6 million had a positive fair value of $6.2 million at December 31, 2013. Spot and forward contracts in the total notional amount of $236.3 million had a negative fair value of $6.1 million at December 31, 2013.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. At September 30, 2014, our liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 15.3% compared to 15.3% at December 31, 2013.

The Bank is a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of September 30, 2014, the Bank had an approved credit line with the FHLB totaling $3.6 billion. Advances from the FHLB were $555.0 million at September 30, 2014. The Bank expects to be able to access this source of funding, if required, in the near term. The Bank has pledged a portion of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program to secure these borrowings. At September 30, 2014, the borrowing capacity under the Borrower-in-Custody program was $82.0 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. At September 30, 2014, investment securities totaled $1.34 billion, with $703.6 million pledged as collateral for borrowings and other commitments. The remaining $636.5 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 78.6% of the Company’s time deposits mature within one year or less as of September 30, 2014. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical run-off experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $138.0 million during 2013. The Bank did not pay dividends to Bancorp in the first nine months of 2014.

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

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of September 30, 2014:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	10.3	1.9
+100	4.2	1.7
-100	-1.1	-7.2
-200	-1.9	-11.5

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the third fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1, 2014 - July 31, 2014)	0	$0	0	622,500
Month #2 (August 1, 2014 - August 31, 2014)	0	$0	0	622,500
Month #3 (September 1, 2014 - September 30, 2014)	0	$0	0	622,500
Total	0	$0	0	622,500

For a discussion of limitations on the payment of dividends, see “Dividend Policy,” and “Liquidity” under Part I—Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM  4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM  5.     OTHER INFORMATION.

None.

ITEM  6.     EXHIBITS.

Exhibit 10.1	Change of Control Employment Agreement for Donald S. Chow dated as of August 14, 2014.+**

Exhibit 10.2	Amended and Restated Change of Control Employment Agreement for Pin Tai dated as of December 18, 2008.+**

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document *

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

____________________

*	XBRL (Extensible Business Reporting Language) information shall not be deemed to be filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise shall not be subject to liability under these sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.
**	Management contract or compensatory plan or arrangement.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp (Registrant)

Date: November 6, 2014	/s/ Dunson K. Cheng Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: November 6, 2014	/s/ Heng W. Chen Heng W. Chen Executive Vice President and Chief Financial Officer