Form 10-K
period 2014-12-31
CATHAY GENERAL BANCORP
filed 2015-03-02
CIK 861842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2014) was $1,862,531,231. This value is estimated solely for the purposes of this cover page. The market value of shares held by Registrant’s directors, executive officers, and Employee Stock Ownership Plan have been excluded because they may be considered to be affiliates of the Registrant.

As of February 17, 2015, there were 79,821,331 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

•      Portions of Registrant’s definitive proxy statement relating to Registrant’s 2015 Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2014, are incorporated by reference into Part III.

 CATHAY GENERAL BANCORP

2014 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

In this Annual Report on Form 10-K, the term “Bancorp” refers to Cathay General Bancorp and the term “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “shall,” “should,” “will,” “predicts,” “potential,” “continue,” “possible,” “optimistic,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

●	U.S. and international business and economic conditions;

●	possible additional provisions for loan losses and charge-offs;

●	credit risks of lending activities and deterioration in asset or credit quality;

●	current and potential future supervisory action by bank supervisory authorities;

●	increased costs of compliance and other risks associated with changes in regulation;

●	higher capital requirements from the implementation of the Basel III capital standards;

●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;

●	potential goodwill impairment;

●	liquidity risk;

●	fluctuations in interest rates;

●	risks associated with acquisitions and the expansion of our business into new markets;

●	inflation and deflation;

●	real estate market conditions and the value of real estate collateral;

●	environmental liabilities;

●	our ability to compete with larger competitors;

●	our ability to retain key personnel;

●	successful management of reputational risk;

●	natural disasters and geopolitical events;

●	general economic or business conditions in Asia, and other regions where the Bank has operations;

●	failures, interruptions, or security breaches of our information systems;

●	our ability to adapt our systems to technological changes;

●	risk management processes and strategies;

●	adverse results in legal proceedings;

●	certain provisions in our charter and bylaws that may affect acquisition of the Company;

●	changes in accounting standards or tax laws and regulations;

●	market disruption and volatility;

●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;

●	issuance of preferred stock;

●	successfully raising additional capital, if needed, and the resulting dilution of interests of holders of our common stock; and

●	the soundness of other financial institutions.

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

PART I

Item 1.     Business.

Business of Bancorp

Overview

Cathay General Bancorp is a corporation that was organized in 1990 under the laws of the State of Delaware. We are the holding company of Cathay Bank, a California state-chartered commercial bank (“Cathay Bank” or the “Bank”), seven limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. We also own 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. In the future, we may become an operating company or acquire savings institutions, other banks, or companies engaged in bank-related activities and may engage in such other activities or acquire such other businesses as may be permitted by applicable law. Our principal place of business is currently located at 777 North Broadway, Los Angeles, California 90012, and our telephone number at that location is (213) 625-4700. In addition, certain of our administrative offices are located in El Monte, California, and our address there is 9650 Flair Drive, El Monte, California 91731. Our common stock is traded on the NASDAQ Global Select Market and our trading symbol is “CATY”.

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

Subsidiaries of Bancorp

In addition to its wholly-owned bank subsidiary, the Bancorp has the following subsidiaries:

Cathay Capital Trust I, Cathay Statutory Trust I, Cathay Capital Trust II, Cathay Capital Trust III and Cathay Capital Trust IV. The Bancorp established Cathay Capital Trust I in June 2003, Cathay Statutory Trust I in September 2003, Cathay Capital Trust II in December 2003, Cathay Capital Trust III in March 2007, and Cathay Capital Trust IV in May 2007 (collectively, the “Trusts”) as wholly-owned subsidiaries. The Trusts are statutory business trusts. The Trusts issued capital securities representing undivided preferred beneficial interests in the assets of the Trusts. The Trusts exist for the purpose of issuing the capital securities and investing the proceeds thereof, together with proceeds from the purchase of the common securities of the Trusts by the Bancorp, in a certain series of securities issued by us, with similar terms to the relevant series of securities issued by each of the Trusts, which we refer to as “Junior Subordinated Notes.” The Bancorp guarantees, on a limited basis, payments of distributions on the capital securities of the Trusts and payments on redemption of the capital securities of the Trusts. The Bancorp is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier 1 capital for regulatory purposes. Because the Bancorp is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in our Consolidated Financial Statements.

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

Employees

Due to the limited nature of the Bancorp’s activities as a bank holding company, the Bancorp currently does not employ any persons other than Bancorp’s management, which includes the Chief Executive Officer and President, the Chief Financial Officer, Executive Vice Presidents, the Secretary and General Counsel, and the Assistant Secretary. See also “Business of the Bank — Employees” below under this Item 1.

Business of the Bank

General

Cathay Bank was incorporated under the laws of the State of California on August 22, 1961, was licensed by the California Department of Business Oversight (“DBO”), previously known as the California Department of Financial Institutions or California State Banking Department, and commenced operations as a California state-chartered bank on April 19, 1962. Cathay Bank is an insured bank under the Federal Deposit Insurance Act by the FDIC, but it is not a member of the Federal Reserve.

The Bank’s head office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. In addition, as of December 31, 2014, the Bank had branch offices in Southern California (21 branches), Northern California (12 branches), New York (nine branches), Massachusetts (one branch), Texas (two branches), Washington (three branches), Illinois (three branch locations and one drive-through location), New Jersey (one branch), Nevada (one branch), and Hong Kong (one branch) and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the FDIC. Each branch has loan approval rights subject to the branch manager’s authorized lending limits. Current activities of the Shanghai and Taipei representative offices are limited to coordinating the transportation of documents to the Bank’s head office and performing liaison services.

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

Through Cathay Wealth Management business unit, the Bank provides its customers the ability to trade securities online and to purchase mutual funds, annuities, equities, bonds, and short-term money market instruments. All securities and insurance products provided by Cathay Wealth Management are offered by, and all Financial Consultants are registered with, Cetera Financial Services, a registered securities broker/dealer and licensed insurance agency and member of the Financial Industry Regulatory Authority and Security Investor Protection Corporation. Cetera Financial Services and Cathay Bank are independent entities. These products are not insured by the FDIC.

Securities

The Bank’s securities portfolio is managed in accordance with a written Investment Policy which addresses strategies, types, and levels of allowable investments, and which is reviewed and approved by our Board of Directors on an annual basis.

Our investment portfolio is managed to meet our liquidity needs through proceeds from scheduled maturities and is also utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and Federal Home Loan Bank (“FHLB”) advances. The portfolio is comprised of U.S. government securities, mortgage-backed securities, collateralized mortgage obligations, corporate debt instruments, and mutual funds.

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

Loans

The Bank’s Board of Directors and senior management establish, review, and modify the Bank’s lending policies. These policies include (as applicable) an evaluation of a potential borrower’s financial condition, ability to repay the loan, character, secondary repayment sources (such as guaranties), quality and availability of collateral, capital, leverage capacity, and regulatory guidelines, market conditions for the borrower’s business or project, and prevailing economic trends and conditions. Loan originations are obtained through a variety of sources, including existing customers, walk-in customers, referrals from brokers or existing customers, and advertising. While loan applications are accepted at all branches, the Bank’s centralized document department supervises the application process including documentation of loans, review of appraisals, and credit reports.

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

Commercial Loans. The Bank provides financial services to diverse commercial and professional businesses in its market areas. Commercial loans consist primarily of short-term loans (normally with a maturity of up to one year) to support general business purposes, or to provide working capital to businesses in the form of lines of credit to finance trade. The Bank continues to focus primarily on commercial lending to small-to-medium size businesses within the Bank’s geographic market areas. The Bank participates or syndicates loans, typically more than $25 million in principal amount, with other financial institutions to limit its credit exposure. Commercial loan pricing is generally at a rate tied to the prime rate, as quoted in The Wall Street Journal, or the Bank’s reference rate.

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

The Bank utilizes both the 504 program, which is focused on long-term financing of buildings and other long-term fixed assets, and the 7(a) program, which is the SBA’s primary loan program and which can be used for financing of a variety of general business purposes such as acquisition of land, buildings, equipment and inventory and working capital needs of eligible businesses generally over a 5- to 25-year term. The collateral position in the SBA loans is enhanced by the SBA guaranty in the case of 7(a) loans, and by lower loan-to-value ratios under the 504 program. The Bank has sold, and may in the future sell, the guaranteed portion of certain of its SBA 7(a) loans in the secondary market. SBA loan pricing is generally at a rate tied to the prime rate, as quoted in The Wall Street Journal.

Residential Mortgage Loans. The Bank originates single-family-residential mortgage loans. The single-family-residential mortgage loans are comprised of conforming, nonconforming, and jumbo residential mortgage loans, and are secured by first or subordinate liens on single (one-to-four) family residential properties. The Bank’s products include a fixed-rate residential mortgage loan and an adjustable-rate residential mortgage loan. Mortgage loans are underwritten in accordance with the Bank’s and regulatory guidelines, on the basis of the borrower’s financial capabilities, an independent appraisal of the value of the property, historical loan quality, and other factors deemed relevant by the Bank’s underwriting personnel. As of December 31, 2014, approximately 58% of the Bank’s residential mortgages were for properties located in California. It is the current practice of the Bank to sell all conforming fixed rate residential first mortgages that meet Government Sponsored Agency guidelines to the Federal Home Loan Mortgage Corporation on a cash basis as they are originated. The Bank retains all other mortgage loans it originates in its portfolio. As such, the Bank was not impacted by the rule pertaining to risk retention implementing the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), since the Bank does not securitize any of the loans it sells or retains.

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

Asset Quality

The Bank’s lending and credit policies require management to regularly review the Bank’s loan portfolio so that the Bank can monitor the quality of its assets. If during the ordinary course of business, management becomes aware that a borrower may not be able to meet the contractual payment obligations under a loan, then that loan is supervised more closely with consideration given to placing the loan on non-accrual status, the need for an additional allowance for loan losses, and (if appropriate) partial or full charge-off.

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

Deposits

The Bank offers a variety of deposit products in order to meet its customers’ needs. As of December 31, 2014, the Bank offered passbook accounts, checking accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, college certificates of deposit, and public funds deposits. These products are priced in order to promote growth of deposits.

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

Borrowings

Borrowings from time to time include securities sold under agreements to repurchase, the purchase of federal funds, funds obtained as advances from the FHLB, borrowing from other financial institutions, and the issuance of Junior Subordinated Notes. Information concerning the types, amounts, and maturity of borrowings is included in Note 10 and Note 11 to the Consolidated Financial Statements.

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

In January 2015, the Company signed a definitive agreement to acquire Asia Bancshares, Inc., headquartered in Flushing, New York. Asia Bancshares has $533.3 million in total assets at December 31, 2014, and operates four branches. The Company expects the acquisition of Asia Bancshares to close in the second quarter of 2015.

Subsidiaries of Cathay Bank

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

Cathay Holdings LLC (“CHLLC”) was incorporated in December 2007, Cathay Holdings 2 LLC (“CHLLC2”) was incorporated in January 2008, and Cathay Holdings 3 LLC (“CHLLC3”) was incorporated in December 2008. They are wholly-owned subsidiaries of the Bank. The purpose of these subsidiaries is to hold other real estate owned in the state of Texas that was transferred from the Bank. As of December 31, 2014, CHLLC owned two properties with a carrying value of $1.6 million. CHLLC2 and CHLLC3 did not own property at December 31, 2014.

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

In California, one larger Chinese-American bank competes for loans and deposits with the Bank and at least two super-regional banks compete with the Bank for deposits. In addition, there are many other Chinese-American banks in both Southern and Northern California. Banks from the Pacific Rim countries, such as Taiwan, Hong Kong, and China also continue to open branches in the Los Angeles area, thus increasing competition in the Bank’s primary markets. See discussion below in Part I — Item 1A — “Risk Factors

To compete with other financial institutions in its primary service areas, the Bank relies principally upon local promotional activities, personal contacts by its officers, directors, employees, and stockholders, extended hours on weekdays, Saturday banking in certain locations, Internet banking, an Internet website (www.cathaybank.com), and certain other specialized services. The content of our website is not incorporated into and is not part of this Annual Report on Form 10-K.

If a proposed loan exceeds the Bank’s internal lending limits, the Bank has, in the past, and may in the future, arrange the loan on a participation or syndication basis with correspondent banks. The Bank also assists customers requiring other services not offered by the Bank to obtain these services from its correspondent banks.

Employees

As of December 31, 2014, the Bank and its subsidiaries employed approximately 1,074 persons, including 505 banking officers. None of the employees are represented by a union. We believe that our employer-employee relations are good.

Available Information

We invite you to visit our website at www.cathaygeneralbancorp.com, to access free of charge the Bancorp's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (the “SEC”). The content of our website is not incorporated into and is not part of this Annual Report on Form 10-K. In addition, you can write to us to obtain a free copy of any of those reports at Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attn: Investor Relations. These reports are also available through the SEC’s Public Reference Room, located at 100 F Street NE, Washington, DC 20549 and online at the SEC’s website, located at www.sec.gov. Investors can obtain information about the operation of the SEC’s Public Reference Room by calling 800-SEC-0330.

Regulation and Supervision

General

The Bancorp and the Bank are subject to significant regulation and restrictions by federal and state laws and regulatory agencies. This regulation is intended primarily for the protection of depositors and the deposit insurance fund, secondarily for the stability of the U.S. banking system, and not for the protection of stockholders. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is also qualified in its entirety by reference to the full text and to the implementation and enforcement of the statutes and regulations referred to in this discussion.

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

The implementation and impact of legislation and regulations enacted since 2008 in response to the U.S. economic downturn and financial industry instability continued in 2014 as modest recovery returned to many institutions in the banking sector. Many institutions have repaid and redeemed U.S. Treasury loans and investments under the Troubled Asset Relief Program (“TARP”). The Company participated in the TARP Capital Purchase Program and in 2013 fully redeemed the $258 million of preferred stock it had issued to the U.S. Treasury.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act financial reform legislation significantly revised and expanded the rulemaking, supervisory and enforcement authority of the federal bank regulatory agencies. The numerous rules and regulations promulgated pursuant to the Dodd-Frank Act have significantly impacted our operations and compliance costs. Various provisions of the Dodd-Frank Act are now effective and have been fully implemented, including the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching; and required disclosure and shareholder advisory votes on executive compensation. Implementation in 2014 of additional Dodd-Frank Act regulatory provisions included aspects of (i) the final new capital rules, and (ii) the so called “Volcker Rule” restrictions on certain proprietary trading and investment activities.

Capital Adequacy Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. New capital rules described below were effective on January 1, 2015, but many elements are being phased in over multiple future years. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations (See “Prompt Corrective Action Provisions” below), involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. The risk-based capital guidelines for bank holding companies and banks require capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. To the extent that the new rules are not fully phased in, the prior capital rules continue to apply.

Under the risk-based capital guidelines in place prior to the effectiveness of the new capital rules, there were three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. At December 31, 2014, the Bancorp’s and the Bank’s total risk-based capital ratios were, respectively, 16.22% and 16.35%; their Tier 1 risk-based capital ratios were, respectively, 14.96% and 15.04%; and the Bancorp’s leverage capital ratio was 12.99%, all of which ratios exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes. The federal banking agencies may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed “well-capitalized.”

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

New Capital Rules

The federal bank regulatory agencies adopted final regulations in July 2013, which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of the Dodd-Frank Act and to implement Basel III international agreements reached by the Basel Committee. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased in basis to all banking organizations, including the Bancorp and the Bank.

The following are among the new requirements that are phased in beginning January 1, 2015:

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

Final Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities, including the Company and the Bank, will be restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014 although certain provisions are subject to delayed effectiveness under rules promulgated by the Federal Reserve.

The Company held limited partnership interests totaling approximately $5.5 million at December 31, 2014, which are considered covered funds under the final rule. Therefore, these new rules require us to sell or restructure these limited partnership interests before July 21, 2017. Except for discontinuing such investments, we believe that the new rules will not require any material changes in our operations or business.

CFPB Actions

The Dodd-Frank Act provided for the creation of the Consumer Financial Protection Bureau (“CFPB”) as an independent entity within the Federal Reserve with broad rulemaking, supervisory, and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks with $10 billion or more in assets, which are also subject to examination by the CFPB. As the Bank has more than $10 billion in assets, it is now examined for compliance with CFPB regulation by the CFPB in addition to examinations of the Bank by the FDIC and the DBO.

In 2014, the CFPB adopted revisions to Regulation Z, which implement the Truth in Lending Act, pursuant to the Dodd-Frank Act, and apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans). The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer's ability to repay and establish certain protections from liability under this requirement for “qualified mortgages” meeting certain standards. In particular, it will prevent banks from making “no doc” and “low doc” home loans, as the rules require that banks determine a consumer’s ability to pay based in part on verified and documented information. We do originate certain “low doc” loans that meet specific underwriting criteria.  Given the small volume of such loans, we do not believe that this regulation will have a significant impact on our operations.

Bank Holding Company and Bank Regulation

The Bancorp is a bank holding company within the meaning of the Bank Holding Company Act and is registered as such with the Federal Reserve. The Bancorp is also a bank holding company within the meaning of Section 1280 of the California Financial Code. Therefore, the Bancorp and any of its subsidiaries are subject to examination by, and may be required to file reports with, the DBO. As a California commercial bank the deposits of which are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DBO and by the FDIC, as the Bank’s primary federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve.

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

●	Requirements for notice, application and approval, or non-objection of acquisitions and certain other activities conducted directly or in subsidiaries of the Bancorp or the Bank.

●

Compliance with the Community Reinvestment Act (“CRA”). The CRA requires that banks help meet the credit needs in their communities, including the availability of credit to low and moderate income individuals. If the Bank fails to adequately serve its communities, restrictions may be imposed, including denials of applications for branches, for adding subsidiaries or affiliate companies, for engaging in new activities or for the merger with or purchase of other financial institutions. In its last reported examination by the FDIC in July 2013, the Bank received a CRA rating of “Satisfactory.”

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

Additional Restrictions on Bancorp and Bank Activities

Subject to prior notice or Federal Reserve approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies which elect and retain “financial holding company” status pursuant to the GLB Act may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval. Pursuant to the GLB Act and the Dodd-Frank Act, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the CRA. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. The Bancorp has not elected financial holding company status and does not believe it has engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature, which would, in the absence of financial holding company status, require notice or Federal Reserve approval.

Pursuant to the Federal Deposit Insurance Act (“FDI Act”) and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or subsidiaries of bank holding companies. Further, pursuant to the GLB Act, California banks may conduct certain “financial” activities in a subsidiary to the same extent as a national bank, provided the bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. The Bank currently has no financial subsidiaries.

Regulation of the Bank

As a California commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DBO and the FDIC, as the Bank’s primary Federal regulator, and must also comply with certain applicable regulations of the Federal Reserve. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, the nature and amount of and collateral for certain loans, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including Federal Reserve Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders,” including officers, directors, and principal shareholders, and affiliates, and purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and only on terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. The Dodd-Frank Act expanded definitions and restrictions on transactions with affiliates and insiders under Sections 23A and 23B, and also lending limits for derivative transactions, repurchase agreements and securities lending, and borrowing transactions.

The Bank operates branches and/or loan production offices in California, New York, Illinois, Massachusetts, Texas, Washington, Nevada, and New Jersey. While the DBO remains the Bank’s primary state regulator, the Bank’s operations in these jurisdictions are subject to examination and supervision by local bank regulators, and transactions with customers in those jurisdictions are subject to local laws, including consumer protection laws. The Bank also operates a branch in Hong Kong and a representative office in Taipei and in Shanghai. The operations of these foreign offices and branches (and limits on the scope of their activities) are subject to local law and regulatory authorities in addition to regulation and supervision by the DBO and the Federal Reserve.

Enforcement Authority

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest-rate exposure; (v) asset growth and asset quality; and (vi) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DBO or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DBO and the FDIC have residual authority to:

●	Require affirmative action to correct any conditions resulting from any violation or practice;

●

Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which may preclude the Bank from being deemed “well-capitalized” and restrict its ability to accept certain brokered deposits, among other things;

●	Restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions;

●

Enter into or issue informal or formal enforcement actions, including required Board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

●	Require prior approval of senior executive officer or director changes, remove officers and directors, and assess civil monetary penalties; and

●	Terminate FDIC insurance, revoke the Bank’s charter, take possession of, close and liquidate the Bank, or appoint the FDIC as receiver.

The Federal Reserve has similar enforcement authority over bank holding companies and commonly takes parallel action in conjunction with actions taken by a subsidiary bank’s regulators.

In the exercise of their supervisory and examination authority, the regulatory agencies have recently emphasized corporate governance, stress testing, enterprise risk management and other board responsibilities; anti-money laundering compliance and enhanced high risk customer due diligence; vendor management; cyber security and fair lending and other consumer compliance obligations.

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

The prompt corrective action standards were changed when the new capital rule ratios became effective on January 1, 2015. Under the new standards, in order to be considered well-capitalized, the Bank is required to have met the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

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

The terms of our Junior Subordinated Notes also limit our ability to pay dividends on our common stock. If we are not current on our payment of interest on our Junior Subordinated Notes, we may not pay dividends on our common stock. The amount of future dividends by the Bancorp will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our board of directors in accordance with the capital management and dividend policy.

The Bank is a legal entity that is separate and distinct from its holding company. The Bancorp is dependent on the performance of the Bank for funds which may be received as dividends from the Bank for use in the operation of the Bancorp and the ability of the Bancorp to pay dividends to stockholders. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. When phased in, the new capital rules will restrict dividends by the Bank if the capital conservation buffer is not achieved.

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

Securities and Corporate Governance

The Bancorp is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Global Select Market, the Company is subject to NASDAQ listing standards for listed companies. The Bancorp is also subject to the Sarbanes-Oxley Act of 2002, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, required executive certification of financial presentations, corporate governance requirements for board audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow stockholders and investors to more easily and efficiently monitor the performance of companies and their directors. Under the Sarbanes-Oxley Act, management and the Bancorp’s independent registered public accounting firm are required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2014. These assessments are included in Part II — Item 9A — “Controls and Procedures.”

Audit Requirements

The Bank is required to have an annual independent audit, alone or as a part of its bank holding company’s audit, and to prepare all financial statements in accordance with U.S. generally accepted accounting principles. The Bank and the Bancorp are also each required to have an audit committee comprised entirely of independent directors. As required by NASDAQ, the Bancorp has certified that its audit committee has adopted formal written charters and meets the requisite number of directors, independence, and other qualification standards. As such, among other requirements, the Bancorp must maintain an audit committee that includes members with banking or related financial management expertise, has access to its own outside counsel, and does not include members who are large customers of the Bank. In addition, because the Bank has more than $3 billion in total assets, it is subject to the FDIC requirements for audit committees of large institutions.

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

At December 31, 2014, our allowance for loan losses totaled $161.4 million and we had total charge-offs of $1.3 million for 2014. Although economic conditions in the real estate market in portions of Los Angeles, San Diego, Riverside, and San Bernardino counties and the Central Valley of California where many of our commercial real estate and construction loan customers are based, have improved, the economic recovery in these areas of California is uneven and in some areas rather slow, with relatively high and persistent unemployment. Moreover, rising interest rates may adversely affect real estate sales. As of December 31, 2014, we had approximately $4.8 billion in commercial real estate and construction loans. Any deterioration in the real estate market generally and in the commercial real estate and residential building segments in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income, and capital.

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

Under federal and state laws and regulations pertaining to the safety and soundness of financial institutions, the Federal Reserve Bank of San Francisco (the “FRB SF”) has authority over the Bancorp and separately the DBO and FDIC have authority over the Bank to compel or restrict certain actions if the Bancorp or the Bank should violate any laws or regulations, if its capital should fall below adequate capital standards as a result of operating losses, or if these regulators otherwise determine that the Bancorp or the Bank have engaged in unsafe or unsound practices, including failure to exercise proper risk oversight over the many areas of Bancorp’s and the Bank’s operations. These regulators, as well as the CFPB, also have authority over the Bancorp’s and the Bank’s compliance with various statutes and consumer protection and other regulations. Among other matters, the corrective actions that may be required of the Bancorp or the Bank following the occurrence of any of the foregoing may include, but are not limited to, requiring the Bancorp and/or the Bank to enter into informal or formal enforcement orders, including board resolutions, memoranda of understanding, written agreements, supervisory letters, commitment letters, and consent or cease and desist orders to take corrective action and refrain from unsafe and unsound practices; removing officers and directors; assessing civil monetary penalties; and taking possession of, closing and liquidating the Bank. If we are unable to meet the requirements of any corrective actions, we could become subject to supervisory action. The terms of any such supervisory action could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock.

Additional requirements imposed by the Dodd-Frank Act could adversely affect us.

Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation. The Dodd-Frank Act provided for sweeping regulatory changes and the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment; the requirement that bank holding companies serve as a source of financial strength for their depository institution subsidiaries; enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks; additional corporate governance and executive compensation requirements; enhanced financial institution safety and soundness regulations; revisions in FDIC insurance assessment fees; and the establishment of new regulatory bodies, such as the CFPB and the Financial Services Oversight Counsel, to identify emerging systemic risks and improve interagency cooperation. In addition, we are required to conduct stress testing based on certain macroeconomic scenarios to reflect the impact on our income, revenues, balance sheets, and capital levels, the results of which could require us to take certain actions, including being required to raise additional capital. Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under the Dodd-Frank Act, may adversely impact our profitability, make it more difficult to attract and retain key executives and other personnel, may have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock, and may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and related regulations.

We are subject to stringent capital requirements, including those required by Basel III.

        The U.S. federal bank regulators have jointly adopted new capital requirements on banks and bank holding companies as required by the Dodd-Frank Act, which became effective on January 1, 2015, incorporate the elements of Basel Committee’s Basel III accords and have the effect of raising our capital requirements and imposing new capital requirements beyond those previously required.  Increased regulatory capital requirements (and the associated compliance costs) whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may require us to raise additional capital, or impact our ability to pay dividends or pay compensation to our executives, which could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock.

We are subject to extensive laws, regulations and supervision, and may become subject to additional laws, regulations and supervision that may be enacted and that could limit or restrict our activities, hamper our ability to increase our assets and earnings, and materially and adversely affect our profitability.

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

Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. Perennially, various laws, rules and regulations are proposed, which, if adopted, could impact our operations, increase our capital requirements or substantially restrict our growth and adversely affect our ability to operate profitably by making compliance much more difficult or expensive, restricting our ability to originate or sell loans, or further restricting the amount of interest or other charges or fees earned on loans or other products. In addition, further regulation could increase the assessment rate we are required to pay to the FDIC, adversely affecting our earnings. Furthermore, recent changes to Regulation Z promulgated by the CFPB may make it more difficult for us to underwrite consumer mortgages and to compete with large national mortgage service providers. It is very difficult to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could, among other things, subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock. See Part I — Item 1 — “Business — Regulation and Supervision.”

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

        The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with federal banking regulators, as well as with the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. In addition, our Hong Kong Branch is subject to the anti-money laundering laws and regulations of Hong Kong. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition, results of operations and the value of our common stock.

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

In the course of the Bank’s business, the Bank may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. The Bank may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clear up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of any contaminated site, the Bank may be subject to common law claims by third parties based on damages, and costs resulting from environmental contamination emanating from the property. If the Bank ever becomes subject to significant environmental liabilities, its business, financial condition, results of operations and the value of our common stock could be materially and adversely affected.

We face substantial competition from our competitors.

We face substantial competition for deposits, loans, and for other banking services, as well as acquisitions, throughout our market area from the major banks and financial institutions that dominate the commercial banking industry. This may cause our cost of funds to exceed that of our competitors. These banks and financial institutions, including those with foreign ownership, have greater resources than we do, including the ability to finance advertising campaigns and allocate their investment assets to regions of higher yield and demand and make acquisitions. By virtue of their larger capital bases, they have substantially greater lending limits than we do and perform certain functions, including trust services, which are not presently offered by us. We also compete for loans and deposits, as well as other banking services, such as payment services, with savings and loan associations, savings banks, brokerage houses, insurance companies, mortgage companies, credit unions, credit card companies and other financial and non-financial institutions and entities. These factors and ongoing consolidation among insured institutions in the financial services industry may materially and adversely affect our ability to market our products and services. Significant increases in the costs of monitoring and ensuring compliance with new banking regulations and the necessary costs of upgrading information technology and data processing capabilities can have a disproportionate impact on our ability to compete with larger institutions.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the communities that we serve. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives and certain other employees, including, but not limited to, our Chief Executive Officer, Dunson K. Cheng, and our Chief Financial Officer, Heng W. Chen.

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

Natural disasters such as earthquakes, landslides, wildfires, extreme weather conditions, hurricanes, floods, and other acts of nature and geopolitical events involving civil unrest, changes in government regimes, terrorism, or military conflict could adversely affect our business operations and those of our customers and cause substantial damage and loss to real and personal property. These natural disasters and geopolitical events could impair our borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, erode the value of loan collateral, and result in an increase in the amount of our non-performing loans and a higher level of non-performing assets (including real estate owned), net charge-offs, and provision for loan losses, which could materially and adversely affect our business, financial condition, results of operations and the value of our common stock.

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

Our information systems may experience failures, interruptions, or breaches in security, which could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. In the course of providing financial services, we store personally identifiable data concerning customers and employees of customers. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or breaches of our information systems, there can be no assurance that any such failures, interruptions, or breaches will not occur or, if they do occur, that they will be adequately addressed. Privacy laws and regulations are matters of growing public concern and are continually changing in the states in which we operate.

In recent periods, there has been a rise in electronic fraudulent activity, security breaches, and cyber-attacks within the financial services industry, especially in the banking sector. Some financial institutions have reported breaches of their websites and systems, some of which have involved sophisticated and targeted attacks intended to misappropriate sensitive or confidential information, destroy or corrupt data, disable or degrade service, disrupt operations or sabotage systems. These breaches can remain undetected for an extended period of time. The secure maintenance and transmission of confidential information, as well as the secure execution of transactions over our systems, are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence. Increases in criminal activity levels and sophistication, advances in computer capabilities, and other developments could result in a compromise or breach of the technology, processes, and controls that we use to prevent fraudulent transactions or to protect data about us, our customers, and underlying transactions, as well as the technology used by our customers to access our systems. These risks will likely continue to increase in the future as we continue to increase our offerings of mobile services and other Internet or web-based products.

The occurrence of any failures, interruptions, or breaches could damage our reputation, result in a loss of customers, cause us to incur additional costs (including remediation and cyber security protection costs), disrupt our operations, affect our ability to grow our online and mobile banking services, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and the value of our common stock.

Our need to continue to adapt our information technology systems to allow us to provide new and expanded service could present operational issues, require significant capital spending, and disrupt our business.

As we continue to offer Internet banking and other online and mobile services to our customers, and continue to expand our existing conventional banking services, we will need to adapt our information technology systems to handle these changes in a way that meets constantly changing industry and regulatory standards. This can be very expensive and may require significant capital expenditures. In addition, our success will depend on, among other things, our ability to provide secure and reliable services, anticipate changes in technology, and efficiently develop and introduce services that are accepted by our customers and cost effective for us to provide.

We may incur significant losses as a result of ineffective risk management processes and strategies.

       We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational and compliance systems, and internal control and management review processes. However, these systems and review processes and the judgments that accompany their application may not be effective and, as a result, we may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes, particularly in the event of the kinds of dislocations in market conditions experienced during the recession, which highlight the limitations inherent in using historical data to manage risk. If those systems and review processes prove to be ineffective in identifying and managing risks, our business, financial condition, results of operations and the value of our common stock could be materially and adversely affected.

Our business and financial results could be impacted materially by adverse results in legal proceedings.

Various aspects of our operations involve the risk of legal liability. We have been, and expect to continue to be, named or threatened to be named as defendants in legal proceedings arising from our business activities. We establish accruals for legal proceedings when information related to the loss contingencies represented by those proceedings indicates both that a loss is probable and that the amount of the loss can be reasonably estimated, but we do not have accruals for all legal proceedings where we face a risk of loss. In addition, amounts accrued may not represent the ultimate loss to us from those legal proceedings. Thus, our ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued for loss contingencies arising from legal proceedings, and these losses could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock.

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

If the Bank were to liquidate, the Bank’s creditors would be entitled to receive distributions from the assets of the Bank to satisfy their claims against the Bank before the Bancorp, as a holder of the equity interest in the Bank, would be entitled to receive any of the assets of the Bank as a distribution or dividend.

The restrictions described above, together with the potentially dilutive impact of the warrant initially issued to the U.S. Treasury in connection with our participation in the TARP Capital Purchase Program and subsequently sold by the U.S. Treasury in a secondary public offering, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future.

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

We have issued an aggregate of $119.1 million in trust preferred securities (collectively, the “Trust Preferred Securities”). Payments to investors in respect of the Trust Preferred Securities are funded by distributions on certain series of securities issued by us, with similar terms to the relevant series of Trust Preferred Securities, which we refer to as the “Junior Subordinated Notes.” If we are unable to pay interest in respect of the Junior Subordinated Notes (which will be used to make distributions on the Trust Preferred Securities), or if any other event of default occurs, then we will generally be prohibited from declaring or paying any dividends or other distributions, or redeeming, purchasing or acquiring, any of our capital securities, including the common stock, during the next succeeding interest payment period applicable to any of the Junior Subordinated Notes.

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

Item 1B.      Unresolved Staff Comments.

The Company has not received written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued not less than 180 days before the end of its 2014 fiscal year and that remain unresolved.

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

The other branch and representative offices and other properties are leased by the Bank under leases with expiration dates ranging from May 2015 to November 2024, exclusive of renewal options. As of December 31, 2014, the Bank’s investment in premises and equipment totaled $99.7 million, net of accumulated depreciation. See Note 8 and Note 14 to the Consolidated Financial Statements.

Item 3.     Legal Proceedings.

The Company and its subsidiaries and their property are not currently a party or subject to any material pending legal proceeding.

Item 4.     Mine Safety Disclosures.

Not Applicable.

Executive Officers of the Registrant.

The table below sets forth the names, ages, and positions at the Bancorp and the Bank of all executive officers of the Company as of February 17, 2015.

Name	Age	Present Position and Principal Occupation During the Past Five Years

Dunson K. Cheng	70

Chairman of the Board of Directors of Bancorp and the Bank since 1994; Director, President, and Chief Executive Officer of Bancorp since 1990; President of the Bank since 1985; Director of the Bank since 1982.

Heng W. Chen	62

Executive Vice President, Chief Financial Officer, and Treasurer of Bancorp since June 2003; Executive Vice President of the Bank since June 2003; Chief Financial Officer of the Bank since January 2004.

Irwin Wong	66

Senior Executive Vice President, and Chief Retail Administration and Regulatory Affairs Officer of the Bank since January 2014; Executive Vice President and Chief Risk Officer of the Bank from 2011 to December 2013; Executive Vice President-Branch Administration of the Bank from 1999 to 2011.

Pin Tai	60

Chief Lending Officer of the Bank since October 2013; Executive Vice President of the Bank since 2006; Deputy Chief Lending Officer and General Manager of Eastern Regions of the Bank from 2010 to September 2013; General Manager of Eastern Regions of the Bank from 2006 to 2009.

Kim R. Bingham	58	Chief Risk Officer of the Bank since January 2014; Executive Vice President of the Bank since 2004; Chief Credit Officer of the Bank from 2004 to December 2013.

Donald S. Chow	64

Executive Vice President and Chief Credit Officer of the Bank since January 2014; Consultant of the Office of the President from August to December 2013; Executive Vice President and Senior Credit Supervisor of East West Bank from 2009 to 2013; and President of Desert Community Bank, a division of East West Bank, from 2007 to 2009.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the symbol “CATY.” The closing price of our common stock on February 17, 2015, was $26.24 per share, as reported by the NASDAQ Global Select Market.

The following table sets forth the high and low closing prices as reported on the NASDAQ Global Select Market for the periods presented:

	Year Ended December 31,
	2014		2013
	High	Low	High	Low
First quarter	$26.37	$22.76	$20.66	$19.06
Second quarter	26.47	23.10	20.99	18.37
Third quarter	26.81	24.81	24.68	21.05
Fourth quarter	27.02	24.04	27.63	22.95

Holders

As of February 17, 2015, there were approximately 1,541 holders of record of our common stock.

Dividends

The cash dividends per share declared by quarter were as follows:

	Year Ended December 31,
	2014	2013
First quarter	$0.05	$0.01
Second quarter	0.07	0.01
Third quarter	0.07	0.01
Fourth quarter	0.10	0.05
Total	$0.29	$0.08

For information concerning restrictions on the payment of dividends, see Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources — Dividend Policy,” and Note 13 to the Consolidated Financial Statements.

Performance Graph

The graph and accompanying information furnished below shows the cumulative total stockholder return over the past five years assuming the investment of $100 on December 31, 2009 (and the reinvestment of dividends thereafter) in each of our common stock,  the SNL Western Bank Index and the S&P 500 Index. The SNL Western Bank Index is a market-weighted index comprised of publicly traded banks and bank holding companies (including the Company) most of which are based in California and the remainder of which are based in eight other western states, including Oregon, Washington, and Nevada. We will furnish, without charge, on the written request of any person who is a stockholder of record as of the record date for the 2015 annual meeting of stockholders, a list of the companies included in the SNL Western Bank Index. Requests for this information should be addressed to Lisa L. Kim, Secretary, Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012.

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

		Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Cathay General Bancorp	100.00	222.01	199.02	260.96	358.32	347.01
SNL Western Bank	100.00	113.31	102.37	129.18	181.76	218.14
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14

Source: SNL Financial LC, Charlottesville, VA © 2014

Unregistered Sales of Equity Securities

There were no sales of any equity securities by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

As of December 31, 2014, Bancorp may repurchase up to 622,500 shares of common stock under the November 2007 stock repurchase program, subject to regulatory limitations. No shares were repurchased from 2008 through 2014.

Item 6.     Selected Financial Data.

The following table presents our selected historical consolidated financial data, and is derived in part from our audited Consolidated Financial Statements. The selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein and with Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Financial Data

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except share and per share data)
Income Statement
Interest income	$418,647	$406,996	$429,744	$453,571	$489,594
Interest expense	75,866	82,300	108,491	139,881	191,688
Net interest income before provision for credit losses	342,781	324,696	321,253	313,690	297,906
(Reversal)/Provision for credit losses	(10,800)	(3,000)	(9,000)	27,000	156,900
Net interest income after provision for credit losses	353,581	327,696	330,253	286,690	141,006

Securities gains	6,748	27,362	18,026	21,131	18,695
Other non-interest income	33,779	32,945	28,481	29,761	13,556
Non-interest expense	174,313	193,833	192,589	185,566	175,711

Income/(loss) before income tax expense	219,795	194,170	184,171	152,016	(2,454)
Income tax expense/(benefit)	81,965	70,435	66,128	51,261	(14,629)
Net income/(loss)	137,830	123,735	118,043	100,755	12,175
Less: net income attributable to noncontrolling interest	-	592	605	605	610
Net income attributable to Cathay General Bancorp	137,830	123,143	117,438	100,150	11,565
Dividends on preferred stock	-	(9,685)	(16,488)	(16,437)	(16,388)
Net income/(loss) attributable to common stockholders	$137,830	$113,458	$100,950	$83,713	$(4,823)
Net income/(loss) attributable to common stockholders per common share
Basic	$1.73	$1.44	$1.28	$1.06	$(0.06)
Diluted	$1.72	$1.43	$1.28	$1.06	$(0.06)
Cash dividends paid per common share	$0.29	$0.08	$0.04	$0.04	$0.04
Weighted-average common shares
Basic	79,661,571	78,954,898	78,719,133	78,633,317	77,073,954
Diluted	80,106,895	79,137,983	78,723,297	78,640,652	77,073,954

Statement of Condition
Investment securities	$1,318,935	$1,586,668	$2,065,248	$2,447,982	$2,843,669
Net loans (1)	8,740,268	7,897,187	7,235,587	6,844,483	6,615,769
Loans held for sale	973	-	-	760	2,873
Total assets	11,516,846	10,989,286	10,694,089	10,644,864	10,801,986
Deposits	8,783,460	7,981,305	7,383,225	7,229,131	6,991,846
Federal funds purchased and securities sold under agreements to repurchase	450,000	800,000	1,250,000	1,400,000	1,561,000
Advances from the Federal Home Loan Bank	425,000	521,200	146,200	225,000	550,000
Long-term debt	119,136	121,136	171,136	171,136	171,136
Total equity	1,602,888	1,458,971	1,629,504	1,515,633	1,436,105

Common Stock Data
Shares of common stock outstanding	79,814,553	79,589,869	78,778,288	78,652,557	78,531,783
Book value per common share	$20.00	$18.24	$17.12	$15.75	$14.80

Profitability Ratios
Return on average assets	1.26%	1.17%	1.11%	0.94%	0.10%
Return on average stockholders' equity	8.95	8.00	7.48	6.78	0.81
Dividend payout ratio	16.76	5.15	2.68	3.14	27.16
Average equity to average assets ratio	14.04	14.73	14.87	13.98	12.45
Efficiency ratio	45.48	50.35	52.37	50.90	53.22

(1)	Net loans represent gross loans net of loan participations sold, allowance for loan losses, and unamortized deferred loan fees.

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

The Bank offers a wide range of financial services. It currently operates 21 branches in Southern California, 12 branches in Northern California, nine branches in New York State, one branch in Massachusetts, two branches in Texas, three branches in Washington State, three branches in Illinois, one branch in New Jersey, one branch in Nevada, one branch in Hong Kong and two representative offices (one in Shanghai, China, and one in Taipei, Taiwan). The Bank is a commercial bank, servicing primarily individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.

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

The Bank’s management allocates a specific allowance for “Impaired Credits,” in accordance with Accounting Standard Codification (“ASC”) Section 310-10-35. For non-Impaired Credits, a general allowance is established for those loans internally classified and risk graded Pass, Minimally Acceptable, Special Mention, or Substandard based on historical losses in the specific loan portfolio and a reserve based on environmental factors determined for that loan group. The level of the general allowance is established to provide coverage for management’s estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance. The allowance for credit losses is discussed in more detail in “Risk Elements of the Loan Portfolio — Allowance for Credit Losses” below.

Investment Securities

The classification and accounting for investment securities are discussed in detail in Note 1 to the Consolidated Financial Statements. Under ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities”, investment securities must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management's intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas available-for-sale securities are recorded as a separate component of stockholders' equity (accumulated other comprehensive income or loss) and do not affect earnings until realized. The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources. We are obligated to assess, at each reporting date, whether there is an "other-than-temporary" impairment to our investment securities. ASC Topic 320 requires us to assess whether we have the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Other-than-temporary impairment related to credit losses will be recognized in earnings. Other-than-temporary impairment related to all other factors will be recognized in other comprehensive income.

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

Goodwill and Goodwill Impairment

Goodwill represents the excess of costs over fair value of assets of businesses acquired. ASC Topic 805, “Business Combinations (Revised 2007)”, requires an entity to recognize the assets, liabilities, and any non-controlling interest at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. ASC Topic 805 also requires an entity to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed. Contingent considerations are to be recognized at fair value on the acquisition date in a business combination and would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Accounting for Contingencies.” Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of ASC Topic 350. ASC Topic 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The two-step impairment testing process conducted by us, if needed, begins by assigning net assets and goodwill to our reporting units.  We then complete “step one” of the impairment test by comparing the fair value of each reporting unit (as determined in Note 1 to the Consolidated Financial Statements) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary.  If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment.  Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill.  The implied fair value of goodwill is computed by assuming all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill.  This adjusted goodwill balance is the implied fair value used in step two.  An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value.

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

Results of Operations

Overview

For the year ended December 31, 2014, we reported net income attributable to common stockholders of $137.8 million, or $1.72 per diluted share, compared to net income attributable to common stockholders of $113.5 million, or $1.43 per share, in 2013, and net income attributable to common stockholders of $101.0 million, or $1.28 per share, in 2012. The $24.4 million increase in net income from 2013 to 2014 was primarily the result of increases in net interest income, the elimination of dividends on preferred stock, a higher negative provision for credit losses, decreases in costs associated with debt redemption, decreases in amortization of core deposit premiums, decreases in professional services expense, and decreases in OREO expense. These were partially offset by decreases in gains on sale of securities, increases in salaries and incentive compensation expense, increases in litigation expenses, and increases in FDIC and state assessments. The return on average assets in 2014 was 1.26%, improving from 1.17% in 2013, and from 1.11% in 2012. The return on average stockholders’ equity was 8.95% in 2014, improving from 8.0% in 2013, and from 7.48% in 2012.

Highlights

●	Diluted earnings per share increased 20.3% to $1.72 per share for the year ended December 31, 2014 compared to $1.43 per share for the year ended December 31, 2013.
●

Strong growth in loans – Total loans increased $829.5 million, or 10.3%, excluding loans held for sale, during 2014, to $8.9 billion at December 31, 2014, compared to $8.1 billion at December 31, 2013.

Net income available to common stockholders and key financial performance ratios are presented below for the three years indicated:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share data)
Net income	$137,830	$123,143	$117,438
Dividends on preferred stock	-	(9,685)	(16,488)
Net income available to common stockholders	$137,830	$113,458	$100,950
Basic earnings per common share	$1.73	$1.44	$1.28
Diluted earnings per common share	$1.72	$1.43	$1.28
Return on average assets	1.26%	1.17%	1.11%
Return on average stockholders' equity	8.95%	8.00%	7.48%
Total average assets	$10,974,890	$10,506,842	$10,617,004
Total average equity	$1,540,564	$1,548,179	$1,579,195
Efficiency ratio	45.48%	50.35%	52.37%
Effective income tax rate	37.29%	36.39%	36.02%

Net Interest Income

Net interest income increased $18.1 million, or 5.6%, from 324.7 million in 2013 to $342.8 million in 2014. Interest income on tax-exempt securities was zero in 2014 compared to $1.0 million, or $1.5 million on a tax-equivalent basis, in 2013. The increase in net interest income was due primarily to the the increase in loan interest income and the decrease in interest expense from securities sold under agreements to repurchase, offset by the decrease in interest income from available-for-sale securities.

Average loans for 2014 were $8.53 billion, a $901.7 million, or an 11.8%, increase from $7.63 billion in 2013. Compared with 2013, average commercial mortgage loans increased $411.4 million, or 10.6%, average residential mortgage loans increased $222.8 million, or 15.7%, average commercial loans increased $173.8 million, or 8.1%, and average real estate construction loans increased $95.4 million, or 53.9%. Average investment securities were $1.42 billion in 2014, a decrease of $515.6 million, or 26.7%, from 2013, due primarily to decreases in agency mortgage-backed securities of $483.4 million, or 38.6%.

Average interest bearing deposits were $6.92 billion in 2014, an increase of $586.1 million, or 9.3%, from $6.33 billion in 2013, primarily due to increases of $264.2 million, or 6.6%, in time deposits, $191.7 million, or 15.8%, in money market deposits, $86.9 million, or 13.7% in interest bearing demand deposits, and $43.3 million, or 8.9%, in saving deposits. Average securities sold under agreements to repurchase decreased $343.0 million, or 35.3%, to $629.3 million in 2014 from $972.3 million in 2013, primarily due to mature and prepayments of securities sold under agreements to repurchase in 2014. Average other borrowings increased $73.4 million, or 101%, to $146.1 million in 2014 from $72.7 million in 2013, primarily due to increases in FHLB advances. Average long term debt decreased $49.7 million, or 29.3%, to $119.8 million in 2014 from $169.5 million in 2013.

Taxable-equivalent interest income increased $11.1 million, or 2.7%, to $418.6 million in 2014 from $407.5 million in 2013, primarily due to increases in volume of loans offset by a decline in volume of investment securities and by a change in the mix of interest-earning assets as discussed below:

●

Changes in volume: Average interest-earning assets increased $439.5 million, or 4.5%, to $10.22 billion in 2014, compared with the average interest-earning assets of $9.78 billion in 2013. The increase in average loans of $901.7 million in 2014 offset by a decrease in average investment securities of $515.6 million primarily contributed to the increase in interest income. The increase of $30.5 million in interest income due to volume were primarily contributed from a $41.5 million increases in interest income from loan volume increase offset by a $9.7 million decrease in interest income caused by the decrease in investment securities volume.

●

Decrease in rate: The average yield of interest bearing assets decreased 7 basis points to 4.10% in 2014 from 4.17% in 2013. The rate on taxable investment securities decreased 57 basis points to 1.71% in 2014 from 2.28% in 2013. The decrease in taxable investment securities yields caused a $9.5 million decline in interest income. The rate on loans decreased 14 basis points to 4.58% in 2014 from 4.72% in 2013. The decrease in loan yield caused a $11.0 million decline in interest income.

●

Change in the mix of interest-earning assets: Average gross loans, which generally have a higher yield than other types of investments, comprised 83.5% of total average interest-earning assets in 2014, an increase from 78.1% in 2013. Average investment securities comprised 13.9% of total average interest-bearing assets in 2014, a decrease from 19.8% in 2013.

Interest expense decreased by $6.4 million, or 7.8%, to $75.9 million in 2014, compared with $82.3 million in 2013, primarily due to decreased cost from securities sold under agreements to repurchase offset by increased cost from time deposits and money market deposits. The overall decrease in interest expense was primarily due to decreases in volume on securities sold under agreements to repurchase offset by increases on rate and volume on interest bearing deposits as discussed below:

●

Changes in volume: Average securities sold under agreements to repurchase decreased $343.0 million, or 35.3% in 2014 and contributed to $13.5 million decrease in interest expense. Average time deposits increased $264.2 million, or 6.6%, and average money market deposits increased $191.7 million, or 15.8%, causing interest expense to increase by $3.3 million. The changes in volume contributed to decreases in interest expense of $10.8 million

●

Increase in rate: The average cost of interest bearing deposits increased to 0.66% in 2014 from 0.64% in 2013. The average cost securities sold under agreements to repurchase increased to 3.92% in 2014 from 3.88% in 2013. The average cost of long-term debt increased to 3.73% in 2014 from 2.18% in 2013. The increase in rate caused interest expense to increase by $4.3 million.

●

Change in the mix of interest-bearing liabilities: Average interest bearing deposits of $6.92 billion increased to 88.5% of total interest-bearing liabilities in 2014 compared to 83.9% in 2013. Offsetting the increase, average securities sold under agreements to repurchase decreased to 8.1% of total interest-bearing liabilities in 2014 compared to 12.9% in 2013.

Our taxable-equivalent net interest margin, defined as taxable-equivalent net interest income to average interest-earning assets, increased to 3.35% in 2014 from 3.33% in 2013. The increase in the net interest margin was due to the impact from increases in loans and decreases in securities sold under agreements to repurchase offset by decreases in investment securities.

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

Taxable-equivalent interest income decreased $24.5 million, or 5.7%, to $407.5 million in 2013, primarily due to a decline in volume on investment securities and decreases in loan yields and by a change in the mix of interest-earning assets as discussed below:

●

Changes in volume: Average interest-earning assets decreased $92.3 million, or 0.9%, to $9.78 billion in 2013, compared with the average interest-earning assets of $9.87 billion in 2012. The decreases in average investment securities of $415.8 million and decreases in average interest bearing deposits of $182.5 million, offset by an increase in average loans balance of $535.5 million in 2013, caused the decreases in interest income. The increase in loan volume contributed to a $26.2 million increase in interest income, offset by the decrease in investment securities volume which caused a $13.5 million decrease in interest income.

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

●

Change in the mix of interest-earning assets: Average gross loans, which generally have a higher yield than other types of investments, comprised 78.1% of total average interest-earning assets in 2013, an increase from 71.9% in 2012. Average investment securities comprised 19.8% of total average interest-bearing assets in 2013, a decrease from 23.8% in 2012.

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

Interest-Earning Assets and Interest-Bearing Liabilities
		Interest	Average		Interest	Average		Interest	Average
	2014	Income/	Yield/	2013	Income/	Yield/	2012	Income/	Yield/
	Average	Expense	Rate	Average	Expense	Rate	Average	Expense	Rate
	Balance	(4)	(1)(2)	Balance	(4)	(1)(2)	Balance	(4)	(1)(2)
	(Dollars in thousands)
Interest-Earning Assets:
Commercial loans	$2,322,563	$89,994	3.87%	$2,148,763	$84,680	3.94%	$1,946,986	$81,684	4.20%
Residential mortgages	1,643,239	77,231	4.70	1,420,434	66,229	4.66	1,232,573	60,644	4.92
Commercial mortgages	4,280,255	207,235	4.84	3,868,837	198,904	5.14	3,701,613	207,541	5.61
Real estate construction loans	272,479	15,889	5.83	177,093	10,010	5.65	198,363	10,440	5.26
Other loans	13,712	91	0.66	15,403	136	0.88	15,541	334	2.15
Loans (1)	8,532,248	390,440	4.58	7,630,530	359,959	4.72	7,095,076	360,643	5.08
Taxable securities	1,417,007	24,237	1.71	1,903,541	43,412	2.28	2,216,857	62,395	2.81
Tax-exempt securities (3)	-	-	-	29,076	1,531	5.27	131,530	6,401	4.87
FHLB stock	29,487	1,974	6.69	33,446	1,480	4.43	47,938	485	1.01
Federal funds sold & securities purchased under agreements to resell	-		-	-	-	-	14,986	18	0.12
Interest-bearing deposits	242,037	1,996	0.82	184,654	1,150	0.62	367,138	2,042	0.56
Total interest-earning assets	$10,220,779	$418,647	4.10	$9,781,247	$407,532	4.17	$9,873,525	$431,984	4.38
Non-interest Earning Assets:
Cash and due from banks	177,129			149,196			126,476
Other non-earning assets	762,535			769,388			819,986
Total non-interest earning assets	939,664			918,584			946,462
Less: Allowance for loan losses	(172,377)			(181,272)			(194,385)
Deferred loan fees	(13,176)			(11,717)			(8,598)
Total Assets	$10,974,890			$10,506,842			$10,617,004

Interest-Bearing Liabilities:
Interest-bearing demand deposits	$721,435	$1,229	0.17	$634,506	$1,017	0.16	$516,246	$792	0.15
Money market deposits	1,407,053	8,627	0.61	1,215,347	7,034	0.58	1,059,841	5,938	0.56
Savings deposits	532,184	802	0.15	488,932	374	0.08	451,022	365	0.08
Time deposits	4,257,736	35,111	0.82	3,993,508	31,964	0.80	4,197,906	40,278	0.96
Total interest-bearing deposits	6,918,408	45,769	0.66	6,332,293	40,389	0.64	6,225,015	47,373	0.76
Federal funds purchased	-	-	-	-	-	-	-	-	-
Securities sold under agreements to repurchase	629,315	24,685	3.92	972,329	37,692	3.88	1,361,475	55,699	4.09
FHLB advances and other borrowings	146,120	945	0.65	72,687	528	0.73	37,717	270	0.72
Long-term debt	119,785	4,467	3.73	169,492	3,691	2.18	171,136	5,149	3.01
Total interest-bearing liabilities	7,813,628	75,866	0.97	7,546,801	82,300	1.09	7,795,343	108,491	1.39
Non-interest Bearing Liabilities:
Demand deposits	1,535,461			1,325,781			1,157,343
Other liabilities	85,237			86,081			85,123
Stockholders' equity	1,540,564			1,548,179			1,579,195
Total liabilities and stockholders' equity	$10,974,890			$10,506,842			$10,617,004

Net interest spread (4)			3.13%			3.08%			2.99%
Net interest income (4)		$342,781			$325,232			$323,493
Net interest margin (4)			3.35%			3.33%			3.28%

____________

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)

The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory federal income tax rate of 35%.

(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory federal income tax rate of 35%.

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	2014 - 2013			2013 - 2012
	Increase/(Decrease) in			Increase/(Decrease) in
	Net Interest Income Due to:			Net Interest Income Due to:
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
	(In thousands)
Interest-Earning Assets
Deposits with other banks	$414	$432	$846	$(1,113)	$221	$(892)
Federal funds sold and securities purchased under agreements to resell	-	-	-	(9)	(9)	(18)
Taxable securities	(9,694)	(9,481)	(19,175)	(8,104)	(10,879)	(18,983)
Tax-exempt securities (2)	(1,531)	-	(1,531)	(5,356)	486	(4,870)
FHLB stock	(192)	686	494	(187)	1,182	995
Loans	41,521	(11,040)	30,481	26,215	(26,899)	(684)
Total increase (decrease) in interest income	30,518	(19,403)	11,115	11,446	(35,898)	(24,452)

Interest-Bearing Liabilities
Interest-bearing demand deposits	145	67	212	188	37	225
Money market deposits	1,157	436	1,593	895	201	1,096
Savings deposits	36	392	428	30	(21)	9
Time deposits	2,159	988	3,147	(1,887)	(6,427)	(8,314)
Securities sold under agreements to repurchase	(13,450)	443	(13,007)	(15,215)	(2,792)	(18,007)
FHLB advances and other borrowings	481	(64)	417	253	5	258
Long-term debt	(1,307)	2,083	776	(49)	(1,409)	(1,458)
Total decrease in interest expense	(10,779)	4,345	(6,434)	(15,785)	(10,406)	(26,191)

Change in net interest income	$41,297	$(23,748)	$17,549	$27,231	$(25,492)	$1,739

_________

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)

The amount of interest earned has been adjusted to a fully tax-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory federal income tax rate of 35%.

Provision for Credit Losses

The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance for loan losses and an allowance for off-balance sheet unfunded credit commitments that management believes to be sufficient to absorb credit losses inherent in the Bank’s loan portfolio and credit commitments. The Bank recorded a negative $10.8 million provision for credit losses in 2014 compared with a negative $3.0 million in 2013, and a negative $9.0 million in 2012. Net charge-offs for 2014 were $1.3 million, or 0.02% of average loans, compared to net charge-offs for 2013 of $6.4 million, or 0.08% of average loans, and compared to net charge-offs for 2012 of $14.7 million, or 0.2% of average loans. The decreases in provision for credit losses and net charge-offs in 2014 were primarily due to decreases in the level of classified and impaired loans.

Non-interest Income

Non-interest income decreased $19.8 million, or 32.8%, to $40.5 million for 2014, from $60.3 million for 2013, and compared to $46.5 million for 2012.  Non-interest income includes depository service fees, letters of credit commissions, securities gains (losses), gains (losses) from loan sales, gains from sale of premises and equipment, and other sources of fee income. These other fee-based services include wire transfer fees, safe deposit fees, fees on loan-related activities, fee income from our Wealth Management division, and foreign exchange fees.

The decrease in non-interest income from 2013 to 2014 was primarily due to a $20.6 million decrease in securities gains offset by a $1.4 million increase in wealth management commissions. We sold securities of $859.0 million in 2014 compared to $1.0 billion in 2013. In 2014, gains of $18.0 million and losses of $10.5 million were realized on sales of investment securities compared with gains of $29.0 million and losses of $1.6 million realized in 2013.

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

Non-interest Expense

Non-interest expense includes expenses related to salaries and benefits of employees, occupancy expenses, marketing expenses, computer and equipment expenses, amortization of core deposit intangibles, and other operating expenses. Non-interest expense totaled $174.3 million in 2014 compared to $193.8 million in 2013. The decrease of $19.5 million, or 10.1%, in non-interest expense in 2014 compared to 2013 was primarily due to a combination of the following:

●

Costs associated with debt redemptions due to prepayment penalties on securities sold under agreements to repurchase and advances from Federal Home Loan Bank decreased $19.2 million, or 85%, to $3.3 million in 2014 from $22.6 million in 2013.

●

Amortization of core deposit intangibles decreased $3.8 million, or 84%, to $719,000 in 2014 from $4.5 million in 2013 as a result of the full amortization of the core deposit premium from the General Bank acquisition.

●	Professional service expense decreased $1.9 million, or 7.9%, due primarily to the decreases in legal collection expense and consulting expense.
●	OREO expense decreased $1.1 million primarily due to gains on sale of OREO in 2014.
●	Offsetting the above decreases were a $1.6 million increase in salaries and employee benefits, a $1.5 million increase in litigation expense, and a $1.4 million increase in FDIC and state assessments.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, decreased to 45.48% in 2014 compared to 50.35% in 2013 due primarily to lower non-interest expense as explained above.

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

Income Tax Expense

Income tax expense was $82.0 million in 2014, compared to $70.4 million in 2013, and $66.1 million in 2012. The effective tax rate was 37.3% for 2014, 36.4% for 2013, and 36.0% for 2012. The effective tax rate differed from the composite statutory composite rate of 42% primarily as a result of low income housing and other tax credits totaling $10.2 million recognized in 2014, $10.1 million recognized in 2013, and $9.4 million recognized in 2012.

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

Financial Condition

Total assets were $11.5 billion at December 31, 2014, an increase of $527.6 million, or 4.8%, from $11.0 billion at December 31, 2013, primarily due to increases of $829.5 million in gross loans, excluding loans held for sale, offset by decreases of $267.7 million in investment securities.

Investment Securities

Investment securities were $1.3 billion and represented 11.5% of total assets at December 31, 2014, compared with $1.6 billion and 14.4% of total assets at December 31, 2013. During the first quarter of 2013, due to the ongoing discussions regarding corporate income tax rates which could have a negative impact on the after-tax yields and fair values of the Company’s portfolio of municipal securities, the Company determined it may sell such securities in response to market conditions. As a result, the Company reclassified its municipal securities from securities held-to-maturity to securities available-for-sale. Concurrent with this reclassification, the Company also reclassified all other securities held-to-maturity, which together with the municipal securities had an amortized cost on the date of transfer of $722.5 million, to securities available-for-sale. At the reclassification date, a net unrealized gain was recorded in other comprehensive income for these securities totaling $40.5 million.

The following table summarizes the carrying value of our portfolio of securities for each of the past two years:

	As of December 31,
	2014	2013
	(In thousands)
Securities Available-for-Sale:
U.S. treasury securities	$664,004	$460,193
Mortgage-backed securities	544,303	952,814
Collateralized mortgage obligations	45	6,106
Asset-backed securities	-	123
Corporate debt securities	94,472	150,304
Mutual funds	5,866	5,725
Preferred stock of government sponsored entities	3,224	11,403
Other equity securities	7,021	-
Total securities available-for-sale	$1,318,935	$1,586,668

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

At December 31, 2014, all of the Company’s mortgage-backed securities were rated as investment grade except for one non-agency issue. Total unrealized losses of $6.4 million from all mortgage-backed securities resulted from increases in interest rates subsequent to the date that these securities were purchased. Total unrealized losses of $1.2 million on corporate bonds relates to four issues of investments in bonds of financial institutions, all of which were investment grade at the date of acquisition and as of December 31, 2014. The unrealized losses were primarily caused by the widening of credit and liquidity spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that these mortgage-backed securities and corporate bonds would not be settled at a price less than the amortized cost of the investment. Because the Company does not intend to sell and would not be required to sell these investments until a recovery of fair value, which may be maturity, it does not consider its investments in these mortgaged-backed securities and corporate bonds to be other-than-temporarily impaired at December 31, 2014. During the third quarter of 2014, the Company wrote down the carrying value of its portfolio of agency preferred stock by $820,000. As of December 31, 2014, agency preferred stock with a cost of $6.2 million had an unrealized loss of $3.7 million, which the Company believes to be temporary.

The temporarily impaired securities represent 66.1% of the fair value of investment securities as of December 31, 2014. Unrealized losses for securities with unrealized losses for less than twelve months represent 1.1%, and securities with unrealized losses for twelve months or more represent 1.6%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rates or spreads subsequent to the date that these securities were purchased. At December 31, 2014, 22 issues of securities had unrealized losses for 12 months or longer and 8 issues of securities had unrealized losses of less than 12 months.

At December 31, 2014, management believed the impairment was temporary and, accordingly, no impairment loss on debt securities has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of December 31, 2014, and December 31, 2013:

	As of December 31, 2014
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$374,153	$265	6	$-	$-	-	$374,153	$265	6
Mortgage-backed securities	-	-	-	425,090	6,386	16	425,090	6,386	16
Collateralized mortgage obligations	-	-	-	45	34	1	45	34	1
Corporate debt securities	-	-	-	63,753	1,247	4	63,753	1,247	4
Mutual funds	-	-	-	5,866	134	1	5,866	134	1
Preferred stock of government sponsored entities	2,448	3,733	2	-	-	-	2,448	3,733	2

Total securities available-for-sale	$376,601	$3,998	8	$494,754	$7,801	22	$871,355	$11,799	30

	As of December 31, 2013
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$75,064	$1	1	$-	$-	-	$75,064	$1	1
Mortgage-backed securities	792,012	64,526	25	272	2	7	792,284	64,528	32
Mortgage-backed securities-Non-agency	94	1	1	-	-	-	94	1	1
Collateralized mortgage obligations	68	4	2	301	50	3	369	54	5
Corporate debt securities	9,970	30	1	100,081	4,919	8	110,051	4,949	9
Mutual funds	-	-	-	5,724	275	1	5,724	275	1

Total securities available-for-sale	$877,208	$64,562	30	$106,378	$5,246	19	$983,586	$69,808	49

The scheduled maturities and taxable-equivalent yields by security type are presented in the following tables:

Securites Portfolio Maturity Distribution and Yield Analysis:
	As of December 31, 2014
		After One	After Five
	One Year	Year to	Years to	Over Ten
	or Less	Five Years	Ten Years	Years	Total
	(Dollars in thousands)
Maturity Distribution:

Securities Available-for-Sale:
U.S. treasury securities	$115,068	$548,936	$-	$-	$664,004
Mortgage-backed securities (1)	-	11,262	798	532,243	544,303
Collateralized mortgage obligations (1)	-	-	-	45	45
Corporate debt securities	-	10,173	84,299	-	94,472
Mutual funds (2)	-	-	-	5,866	5,866
Preferred stock of government sponsored entities (2)	-	-	-	3,224	3,224
Other equity securities (2)	-	-	-	7,021	7,021

Total securities available-for-sale	$115,068	$570,371	$85,097	$548,399	$1,318,935

Weighted-Average Yield:

Securities Available-for-Sale:
U.S. treasury securities	0.20%	0.50%	-	-	0.45%
Mortgage-backed securities (1)	-	4.69	5.88	2.54	2.59
Collateralized mortgage obligations (1)	-	-	-	3.50	3.50
Corporate debt securities	-	1.24	1.46	-	1.43
Mutual funds (2)	-	-	-	4.72	4.72
Total securities available-for-sale	0.20%	0.60%	1.50%	2.51%	1.43%

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2)	There is no stated maturity for mutual funds and equity securities.

Loans

Loans represented 83.5% of average interest-earning assets during 2014, compared with 78.0% during 2013. Gross loans, excluding loans held for sale, increased by $829.5 million, or 10.3%, to $8.91 billion at December 31, 2014, compared with $8.08 billion at December 31, 2013. The increase in gross loans was primarily attributable to the following:

•

Commercial loans increased $83.8 million, or 3.6%, to $2.38 billion at December 31, 2014, compared to $2.30 billion at December 31, 2013. Commercial loans consist primarily of short-term loans (typically with a maturity of one year or less) to support general business purposes, or to provide working capital to businesses in the form of lines of credit, trade-finance loans, loans for commercial purposes secured by cash, and SBA loans.

•

Total residential mortgage loans increased by $214.8 million, or 15.9%, to $1.57 billion at December 31, 2014, compared to $1.36 billion at December 31, 2013, primarily due to the low level of interest rates and the rebound in housing sales.

•

Commercial mortgage loans increased $463.4 million, or 11.5%, to $4.49 billion at December 31, 2014, compared to $4.02 billion at December 31, 2013. Total commercial mortgage loans accounted for 50.3% of gross loans at December 31, 2014, compared to 49.8% at December 31, 2013. Commercial mortgage loans consist primarily of commercial retail properties, shopping centers, and owner-occupied industrial facilities, and, secondarily, of office buildings, multiple-unit apartments, hotels, and multi-tenanted industrial properties, and are typically secured by first deeds of trust on such commercial properties. In addition, the Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings where the borrower either uses the property for business purposes or derives income from tenants.

•	Real estate construction loans increased $77.0 million, or 34.7%, to $298.7 million at December 31, 2014, compared to $221.7 million at December 31, 2013.

Our lending relates predominantly to activities in the states of California, Nevada, New York, Texas, Washington, Massachusetts, Illinois, and New Jersey, although we have some loans to domestic clients who are engaged in international trade. Loans outstanding in our branch in Hong Kong were $227.6 million as of December 31, 2014, compared to $255.6 million as of December 31, 2013.

The classification of loans by type and amount outstanding as of December 31 for each of the past five years is presented below:

Loan Type and Mix

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)

Commercial loans	$2,382,493	$2,298,724	$2,127,107	$1,868,275	$1,441,167
Residential mortgage loans and equity lines	1,742,938	1,526,532	1,340,082	1,186,969	1,061,330
Commercial mortgage loans	4,486,443	4,023,051	3,768,452	3,748,897	3,940,061
Real estate construction loans	298,654	221,701	180,950	237,372	409,986
Installment and other loans	3,552	14,555	12,556	17,699	16,077

Gross loans	8,914,080	8,084,563	7,429,147	7,059,212	6,868,621
Less:
Allowance for loan losses	(161,420)	(173,889)	(183,322)	(206,280)	(245,231)
Unamortized deferred loan fees	(12,392)	(13,487)	(10,238)	(8,449)	(7,621)
Total loans and leases, net	$8,740,268	$7,897,187	$7,235,587	$6,844,483	$6,615,769
Loans held for sale	$973	$-	$-	$760	$2,873

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

Contractual Maturity of Loan Portfolio

	Within One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial loans
Floating rate	$1,042,719	$732,323	$193,146	$1,968,188
Fixed rate	296,565	102,573	15,167	414,305
Residential mortgage loans and equity lines
Floating rate	27	1,030	297,614	298,671
Fixed rate	3,035	15,135	1,426,097	1,444,267
Commercial mortgage loans
Floating rate	422,284	1,121,888	1,509,279	3,053,451
Fixed rate	133,121	978,742	321,129	1,432,992
Real estate construction loans
Floating rate	215,011	65,818	-	280,829
Fixed rate	11,983	5,842	-	17,825
Installment and other loans
Floating rate	-	-	-	-
Fixed rate	3,160	392		3,552
Total Loans	$2,127,905	$3,023,743	$3,762,432	$8,914,080
Floating rate	$1,680,041	$1,921,059	$2,000,039	$5,601,139
Fixed rate	447,864	1,102,684	1,762,393	3,312,941
Total Loans	2,127,905	3,023,743	3,762,432	8,914,080
Allowance for loan losses				(161,420)
Unamortized deferred loan fees				(12,392)
Net loans				$8,740,268
Loans held for sale				$973

Deposits

The Bank primarily uses customer deposits to fund its operations, and to a lesser extent borrowings in the form of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and other borrowings. The Bank’s deposits are generally obtained from the Bank’s geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Although the vast majority of the Bank’s deposits are retail in nature, the Bank does engage in certain wholesale activities, primarily accepting deposits generated by brokers or Internet listing services. The Bank considers wholesale deposits to be an alternative borrowing source rather than a customer relationship and, as such, their levels are determined by management’s decisions as to the most economic funding sources. Brokered-deposits totaled $497.4 million, or 5.7%, of total deposits, at December 31, 2014, compared to $318.2 million, or 4.0%, at December 31, 2013.

The Company’s total deposits increased $802.2 million, or 10.1%, to $8.78 billion at December 31, 2014, from $7.98 billion at December 31, 2013, primarily due to a $251.8 million, or 19.6%, increase in money market deposits, a $231.3 million, or 24.8%, increase in time deposits under $100,000, a $223.1 million, or 15.4%, increase in non-interest bearing demand deposits, a $94.8 million, or 13.9%, increase in NOW deposits, and a $34.4 million, or 6.9%, increase in savings deposits.

The following table displays the deposit mix for the past three years:

Deposit Mix

	Year Ended December 31,
	2014		2013		2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)

Demand deposits	$1,664,914	19.0%	$1,441,858	18.1%	$1,269,455	17.2%
NOW deposits	778,691	8.9	683,873	8.6	593,133	8.0
Money market deposits	1,538,187	17.5	1,286,338	16.1	1,186,771	16.1
Saving deposits	533,940	6.1	499,520	6.2	473,805	6.4
Time deposits under $100,000	1,162,547	13.2	931,204	11.7	644,191	8.7
Time deposits of $100,000 or more	3,105,181	35.3	3,138,512	39.3	3,215,870	43.6
Total	$8,783,460	100.0%	$7,981,305	100.0%	$7,383,225	100.0%

Average total deposits increased $795.8 million, or 10.4%, to $8.45 billion in 2014 compared with average total deposits of $7.66 billion in 2013.

The following table displays average deposits and rates for the past five years:

Average Deposits and Average Rates

	Year Ended December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Demand deposits	$1,535,461	-%	$1,325,781	-%	$1,157,343	-%	$996,215	-%	$911,351	-%
NOW deposits	721,435	0.17	634,506	0.16	516,246	0.15	426,252	0.18	397,434	0.23
Money market deposits	1,407,053	0.61	1,215,347	0.58	1,059,841	0.56	979,253	0.75	966,888	0.90
Saving deposits	532,184	0.15	488,932	0.08	451,022	0.08	411,953	0.12	369,190	0.19
Time deposits	4,257,736	0.82	3,993,508	0.80	4,197,906	0.96	4,323,833	1.24	4,765,632	1.55
Total	$8,453,869	0.54%	$7,658,074	0.53%	$7,382,358	0.64%	$7,137,506	0.87%	$7,410,495	1.14%

Management considers the Bank’s time deposits of $100,000 or more (Jumbo CDs) to be generally less volatile than other wholesale funding sources primarily because:

•	approximately 69% of the Bank’s Jumbo CDs have been on deposit with the Bank for two years or more;

•	the Jumbo CD portfolio is widely-held with 13,980 individual accounts averaging approximately $255,000 per account owned by 8,956 individual depositors as of December 31, 2014; and

•

the ratio of relatively higher percentage of Jumbo CDs to total deposits exists in most of the Asian-American banks in our California market because of a higher savings rate within the communities we serve.

Management monitors the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the customers the Bank is serving.

Of our Jumbo CDs, approximately 83.8% mature within one year as of December 31, 2014. The following tables display time deposits of $100,000 or more by maturity:

Time Deposits of $100,000 or More by Maturity

At December 31, 2014
(In thousands)
Less than three months	$920,803
Three to six months	604,743
Six to twelve months	1,075,596
Over one year	504,039
Total	$3,105,181

The following table displays time deposits with a remaining term of more than one year at December 31, 2014:

Maturities of Time Deposits with a Remaining Term

of More Than One Year for Each

of the Five Years Following December 31, 2014

(In thousands)
2016	$325,513
2017	347,635
2018	178,412
2019	42,486
2020	11

Borrowings

Borrowings include securities sold under agreements to repurchase, Federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Securities sold under agreements to repurchase were $450.0 million with a weighted average rate of 3.85% at December 31, 2014, compared to $800.0 million with a weighted average rate of 3.87% at December 31, 2013. In 2014, the Company prepaid securities sold under agreements to repurchase totaling $100 million with a weighted average rate of 3.5% and incurred prepayment penalties of $3.4 million. In 2013, the Company prepaid securities sold under agreements to repurchase totaling $450 million with a weighted average rate of 3.79% and incurred prepayment penalties of $22.6 million. Four floating-to-fixed rate agreements totaling $200.0 million have initial floating rates for one year, with floating rates of three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.89% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. One fixed-to-floating rate agreement of $50.0 million has an initial fixed rate of 1.00% with initial fixed rate term of nine months. For the remaining term, the rate floats at 8% minus the three-month LIBOR with a maximum rate of 3.50% and a minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. The table below provides summary data for the $250.0 million of callable securities sold under agreements to repurchase as of December 31, 2014:

(Dollars in millions)	Fixed-to-floating	Floating-to-fixed	Total
Rate type	Float Rate	Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.50%
Minimum rate	0.0%
No. of agreements	1	4	5
Amount	$50.0	$200.0	$250.0
Weighted average rate	3.50%	5.00%	4.70%
Final maturity	2015	2017

The table below provides summary data for non-callable fixed rate securities sold under agreements to repurchase as of December 31, 2014:

Maturity	No. of Agreements	Amount (In thousands)	Weighted Average Interest Rate
1 year to 3 years	2	$100,000	2.71%
3 years to 5 years	2	$100,000	2.86%
Total	4	$200,000	2.78%

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency securities, and mortgage-backed securities with a fair value of $516.3 million as of December 31, 2014, and $906.1 million as of December 31, 2013.

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	2014	2013	2012
	(Dollars in thousands)

Average amount outstanding during the year (1)	$629,315	$972,329	$1,361,475
Maximum amount outstanding at month-end (2)	700,000	1,200,000	1,400,000
Balance, December 31	450,000	800,000	1,250,000
Rate, December 31	3.85%	3.87%	3.84%
Weighted average interest rate for the year	3.92%	3.88%	4.09%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were January 2014, January 2013, and January 2012.

Advances from the FHLB were $425.0 million with a weighted average rate of 0.32% at December 31, 2014, compared to $521.2 million with weighted average rate of 0.17% at December 31, 2013. The Company prepaid $171.2 million at a rate of 1.08% with prepayment penalties of $527,000 in 2014 and did not prepay any advances from the FHLB in 2013.

The following relates to the outstanding advances at December 31, 2014, and 2013:

	2014		2013
	Amount	Weighted Average	Amount	Weighted Average
Maturity	(In thousands)	Interest Rate	(In thousands)	Interest Rate
Within 90 days	$400,000	0.27%	$475,000	0.06%
4 - 5 years	25,000	1.13%	46,200	1.24%
Total	$425,000	0.32%	$521,200	0.17%

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

At December 31, 2014, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 2.42% compared to $121.1 million with a weighted average rate of 2.40% at December 31, 2013. The Company prepaid Junior Subordinated Notes of $2 million and incurred income of $555,000 in April 2014. The Junior Subordinated Notes have a stated maturity term of 30 years. The Junior Subordinated Notes qualify as Tier 1 capital for regulatory reporting purposes. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes our contractual obligations and commitments to make future payments as of December 31, 2014. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)

Contractual obligations:
Securities sold under agreements to repurchase (1)	$50,000	$200,000	$-	$-	$250,000
Securities sold under agreements to repurchase (2)	-	100,000	100,000	-	200,000
Advances from the Federal Home Loan Bank	400,000	-	25,000	-	425,000
Other borrowings	-	-	-	19,934	19,934
Long-term debt	-	-	-	119,136	119,136
Operating leases	6,767	10,189	6,319	5,552	28,827
Deposits with stated maturity dates	3,373,672	673,148	220,897	11	4,267,728
Total contractual obligations and other commitments	$3,830,439	$983,337	$352,216	$144,633	$5,310,625
Other commitments:
Commitments to extend credit	1,244,443	631,484	103,668	92,171	2,071,766
Standby letters of credit	50,390	3,062	-	458	53,910
Commercial letters of credit	48,142	-	-	-	48,142
Bill of lading guarantees	108	-	-	-	108
Total contractual obligations and other commitments	$1,343,083	$634,546	$103,668	$92,629	$2,173,926

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

Capital Resources

Stockholders’ Equity

Total equity of $1.60 billion at December 31, 2014, increased $143.9 million, or 9.9%, compared to $1.46 billion at December 31, 2013, primarily due to increases in net income of $137.8 million and decreases in unrealized losses on securities available-for-sale of $24.2 million offset by common stock cash dividends of $23.1 million. The Company paid cash dividends of $0.29 per common share in 2014 and $0.08 per common share in 2013.

We participated in the U.S. Treasury TARP Capital Purchase Program under the Emergency Economic Stabilization Act of 2008. Pursuant to this program, on December 5, 2008, the U.S. Treasury purchased 258,000 shares of our Series B preferred stock in the amount of $258.0 million. In conjunction with the purchase of our preferred shares, the U.S. Treasury received warrants to purchase 1,846,374 shares of our common stock at the exercise price of $20.96 with an aggregate exercise price equal to $38.7 million, 15% of the amount the U.S. Treasury invested. In 2013, the Company redeemed all $258 million Series B preferred stock issued under the U.S. Treasury’s TARP Capital Purchase Program. On December 9, 2013, the U.S. Treasury sold all of the warrants it held for a total $13.1 million, or $7.20 per warrant, through a secondary public offering.

As of December 31, 2014, the maximum number of shares that may yet be purchased under our November 2007 stock repurchase program was 622,500 shares. No shares were repurchased during the years from 2008 to 2014.

Capital Adequacy

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements. The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At December 31, 2014, our Tier 1 risk-based capital ratio of 14.96%, total risk-based capital ratio of 16.22%, and Tier 1 leverage capital ratio of 12.99%, continued to place the Bancorp in the “well capitalized” category, which is defined as institutions with Tier 1 risk-based capital ratio equal to or greater than 6.00%, total risk-based capital ratio equal to or greater than 10.00%, and Tier 1 leverage capital ratio equal to or greater than 5.00%. The comparable ratios for the Bancorp at December 31, 2013, were Tier 1 risk-based capital ratio of 15.04%, total risk-based capital ratio of 16.35%, and Tier 1 leverage capital ratio of 12.48%.

A table displaying the Bancorp’s and the Bank’s capital and leverage ratios at December 31, 2014, and 2013, is included in Note 22 to the Consolidated Financial Statements.

 Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. Commencing with the second quarter of 2009, our Board of Directors reduced our common stock dividend to $.08 per share and to $.01 per share thereafter. We increased the common stock dividend to $.05 per share in the fourth quarter of 2013, to $.07 per share in the second quarter of 2014, and to $.10 per share in the fourth quarter of 2014. The amount of future dividends will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors. The terms of our Junior Subordinated Notes also limit our ability to pay dividends. If we are not current in our payment of dividends on our Junior Subordinated Notes, we may not pay dividends on our common stock.

Substantially all of the revenues of the Company available for payment of dividends derive from amounts paid to it by the Bank. The Bank paid dividends to Bancorp totaling $30.0 million during 2014, $138.0 million during 2013, and $154.7 million during 2012.

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

Under California State banking law, the Bank may not without regulatory approval pay a cash dividend which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2014, was restricted to approximately $57.2 million.

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

Total non-performing portfolio assets decreased $35.5 million, or 25.9%, to $101.6 million at December 31, 2014, compared to $137.2 million at December 31, 2013, primarily due to a $13.0 million decrease in non-accrual loans and a $21.5 million decrease in OREO.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets decreased to 1.14% at December 31, 2014, from 1.69% at December 31, 2013. The non-performing portfolio loan, excluding loans held for sale, coverage ratio, defined as the allowance for credit losses to non-performing loans, excluding loans held for sale, increased to 232.8% at December 31, 2014, from 208.2% at December 31, 2013.

The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Accruing loans past due 90 days or more	$-	$982	$630	$6,726	$5,006
Non-accrual loans	70,163	83,183	103,902	201,197	242,319
Total non-performing loans	70,163	84,165	104,532	207,923	247,325
Real estate acquired in foreclosure and other assets	31,477	52,985	46,384	92,713	77,740
Total non-performing assets	$101,640	$137,150	$150,916	$300,636	$325,065
Accruing troubled debt restructurings (TDRs)	$104,356	$117,597	$144,695	$120,016	$136,800
Non-accrual TDRs (included in non-accrual loans)	$41,618	$38,769	$47,731	$50,870	$28,146
Non-accrual loans held for sale	$973	$-	$-	$760	$2,873
Non-performing assets as a percentage of gross loans and other real estate owned at year-end	1.14%	1.69%	2.02%	4.20%	4.68%
Allowance for credit losses as a percentage of gross loans	1.83%	2.17%	2.49%	2.95%	3.60%
Allowance for credit losses as a percentage of non-performing loans	232.84%	208.22%	176.68%	100.20%	100.10%

The effect of non-accrual loans on interest income for the past five years is presented below:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Non-accrual Loans
Contractual interest due	$6,663	$5,851	$6,621	$13,049	$17,304
Interest recognized	217	22	1,006	71	4,853
Net interest foregone	$6,446	$5,829	$5,615	$12,978	$12,451

As of December 31, 2014, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

Non-accrual Loans

Total non-accrual portfolio loans, excluding loans held for sale, of $70.2 million at December 31, 2014, decreased $13.0 million, or 15.7%, from $83.2 million at December 31, 2013. The allowance for the collateral-dependent impaired loans is calculated by the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent impaired loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

Non-accrual portfolio loans, excluding loans held for sale, at December 31, 2014, consisted of 32 commercial real estate loans totaling $29.8 million, two non-farm non-residential construction loans totaling $19.5 million, 39 residential mortgage loans totaling $7.6 million, 18 commercial loans totaling $7.0 million, two land loans totaling $5.9 million, and one mixed use construction loan of $0.5 million. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status. The comparable numbers for 2013 were one mixed use construction loan totaling $3.3 million, two non-farm non-residential construction loans totaling $25.3 million, 23 commercial real estate loans totaling $13.1 million, three land loans totaling $6.5 million, 27 commercial loans totaling $21.2 million, and 48 residential mortgage loans totaling $13.7 million.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	December 31, 2014		December 31, 2013
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/Multi-family residence	$9,068	$1,184	$22,370	$2,030
Commercial real estate	48,256	903	33,079	1,366
Land	5,856	-	6,502	-
Personal Property (UCC)	-	4,896	-	17,836
Total	$63,180	$6,983	$61,951	$21,232

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

	December 31, 2014		December 31, 2013
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$35,299	$860	$31,895	$5,866
Wholesale/Retail	20,658	4,078	16,796	3,526
Food/Restaurant	650	144	569	173
Import/Export	-	1,901	-	11,667
Other	6,573	-	12,691	-
Total	$63,180	$6,983	$61,951	$21,232

      (1)     Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

Other Real Estate Owned

At December 31, 2014, the net carrying value of other real estate owned (“OREO”) decreased $21.5 million, or 40.6%, to $31.5 million from $53.0 million at December 31, 2013. OREO located in California was $4.1 million and was comprised primarily of one residential property of $2.0 million, four commercial use buildings of $1.2 million, one residential construction project of $526,000, one parcel of land zoned for residential purpose of $243,000, and one parcel of land zoned for commercial purpose of $235,000. OREO located in Texas was $15.7 million and was comprised of three parcels of land zoned for commercial purpose of $12.3 million, one medical office building of $1.6 million, a retail store of $761,000, a commercial building construction project of $752,000, and a shopping center of $304,000. OREO located in Illinois was $4.0 million and was comprised of two multi-family residential properties of $3.1 million and an office of $921,000. OREO located in the state of Washington was an office and commercial use building of $3.8 million. OREO located in the state of New York was $3.8 million and was comprised of one residential property of $2.7 million and a retail store of $1.1 million.

At December 31, 2013, OREO located in California was $10.9 million and was comprised primarily of eight parcels of land zoned for residential purpose of $9.0 million, three commercial use buildings of $564,000, three commercial building construction projects of $635,000, one residential construction project of $530,000, and one parcel of land zoned for commercial purpose of $235,000. OREO located in Texas was $27.3 million and was comprised of three office and commercial use buildings of $12.5 million, six parcels of land zoned for residential purposes of $12.7 million, four commercial building construction projects of $1.3 million and a retail store of $766,000. OREO located in the state of Washington was $6.5 million and was comprised three parcels of land zoned for residential purpose of $667,000 and one office and commercial use building of $5.8 million. OREO located in the state of New York was one office and commercial use building $893,000. OREO located in the state of North Carolina was one commercial use building of $4.1 million. OREO located in Illinois was $3.3 million and was comprised of one condominium property of $2.4 million, two commercial use properties of $639,000 and one residential property of $202,000.

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a formal modification of the terms of a loan when the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including reduction of the stated interest rate, reduction of the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or an extension of the maturity date. Although these loan modifications are considered under ASC Subtopic 310-40, to be TDRs, the loans must have, pursuant to the Bank’s policy, performed under the restructured terms and have demonstrated sustained performance under the modified terms for six months before being returned to accrual status. The sustained performance considered by management pursuant to its policy includes the periods prior to the modification if the prior performance met or exceeded the modified terms. This would include cash paid by the borrower prior to the restructure to set up interest reserves.

Troubled debt restructurings on accrual status totaled $104.3 million at December 31, 2014, and were comprised of 60 loans, a decrease of $13.3 million, compared to 64 loans totaling $117.6 million at December 31, 2013. TDRs at December 31, 2014, were comprised of nine commercial loans of $16.5 million, three hotel loans of $15.7 million, 31 single family residential loans of $13.6 million, two industrial and manufactural use building loans of $12.2 million, two land loans for residential purpose of $10.2 million, four commercial condos loans of $10.1 million, three retail shopping and commercial use building loans of $9.0 million, one multi-family residential loan of $6.1 million, one shopping center construction loan of $5.8 million, three office buildings loans of $3.5 million, and one warehouse loan of $1.6 million. We expect that the troubled debt restructuring loans on accruing status as of December 31, 2014, which are all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. The comparable TDRs at December 31, 2013, were comprised of 13 retail shopping and commercial use building loans of $44.2 million, ten office and commercial use building loans of $28.6 million, four hotel loans of $17.2 million, 25 single family residential loans of $20.0 million, two warehouses of $1.6 million, five commercial loans of $5.3 million, and five multi-family residential loans of $748,000. A summary of TDRs by type of loans and by accrual/non-accrual status is shown below:

		December 31, 2014
Accruing TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$11,572	$-	$-	$4,934	$16,506
Real estate construction loans	-	5,765	-	-	-	5,765
Commercial mortgage loans	436	20,107	26,694	-	26,351	73,588
Residential mortgage loans	-	3,316	-	410	4,771	8,497
Total accruing TDRs	$436	$40,760	$26,694	$410	$36,056	$104,356

	December 31, 2014
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$1,184	$239	$860	$1,269	$3,552
Real estate construction loans	-	-	-	19,462	19,462
Commercial mortgage loans	-	15,917	-	973	16,890
Residential mortgage loans	-	1,026	-	688	1,714
Total non-accrual TDRs	$1,184	$17,182	$860	$22,392	$41,618

	As of December 31, 2013
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$9,112	$2,916	$-	$2,708	$14,736
Real estate construction loans	-	-	-	5,834	5,834
Commercial mortgage loans	11,333	9,389	-	70,200	90,922
Residential mortgage loans	1,564	1,024	-	3,517	6,105
Total accruing TDRs	$22,009	$13,329	$-	$82,259	$117,597

	December 31, 2013
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$2,866	$1,352	$-	$4,218
Real estate construction loans	-	16,009	-	9,263	25,272
Commercial mortgage loans	1,443	2,168	-	1,843	5,454
Residential mortgage loans	241	2,206	-	1,378	3,825
Total non-accrual TDRs	$1,684	$23,249	$1,352	$12,484	$38,769

The activity within our TDR loans for 2014, 2013, and 2012 is shown below:

Accruing TDRs	2014	2013	2012
	(In thousands)
Beginning balance	$117,597	$144,695	$120,016
New restructurings	23,740	21,382	53,958
Restructured loans restored to accrual status	962	6,851	8,356
Charge-offs	-	(78)	(251)
Payments	(13,256)	(52,362)	(5,159)
Restructured loans placed on non-accrual	(24,687)	(2,891)	(32,225)
Ending balance	$104,356	$117,597	$144,695

Non-accrual TDRs	2014	2013	2012
	(In thousands)
Beginning balance	$38,769	$47,731	$50,870
New restructurings	1,331	6,226	12,304
Restructured loans placed on non-accrual	24,688	2,891	32,225
Charge-offs	(8,938)	(2,124)	(4,182)
Payments	(11,710)	(4,295)	(33,931)
Foreclosures	(1,560)	(4,809)	(1,199)
Restructured loans restored to accrual status	(962)	(6,851)	(8,356)

Ending balance	$41,618	$38,769	$47,731

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

We identified impaired loans with a recorded investment of $174.5 million at December 31, 2014, compared to $200.8 million at December 31, 2013. The average balance of impaired loans was $190.2 million in 2014 and $221.2 million in 2013. We considered all non-accrual loans to be impaired. Interest recognized on impaired loans totaled $5.3 million in 2014 and $5.6 million in 2013. As of December 31, 2014, $63.2 million, or 90.1%, of the $70.2 million of non-accrual portfolio loans, excluding loans held for sale, was secured by real estate. As of December 31, 2013, $62.0 million, or 74.5%, of the $83.2 million of non-accrual loans was secured by real estate. The Bank obtains current appraisals or other available market price information which provides updated factors in evaluating potential loss.

At December 31, 2014, $11.8 million of the $161.4 million allowance for loan losses was allocated for impaired loans and $149.6 million was allocated to the general allowance. At December 31, 2013, $13.3 million of the $173.9 million allowance for loan losses was allocated for impaired loans and $160.6 million was allocated to the general allowance. In 2014, net loan charge-offs were $1.3 million, or 0.02%, of average loans, compared to $6.4 million, or 0.08%, of average loans in 2013.

The allowance for loan losses to non-performing loans, excluding loans held for sale, was 230.1% at December 31, 2014, compared to 206.6% at December 31, 2013. Non-accrual loans also include those TDRs that do not qualify for accrual status.

      The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	As of December 31, 2014			As of December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(Dollars in thousands)

With no allocated allowance
Commercial loans	$19,479	$18,452	$-	$20,992	$18,905	$-
Real estate construction loans	32,924	17,025	-	25,401	15,097	-
Commercial mortgage loans	77,474	75,172	-	105,593	78,930	-
Residential mortgage and equity lines	2,518	2,518	-	4,892	4,892	-
Subtotal	$132,395	$113,167	$-	$156,878	$117,824	$-
With allocated allowance
Commercial loans	$7,003	$5,037	$1,263	$22,737	$13,063	$2,519
Real estate construction loans	19,006	8,703	1,077	28,475	19,323	3,460
Commercial mortgage loans	38,197	34,022	8,993	39,223	35,613	6,584
Residential mortgage and equity lines	14,019	13,590	465	16,535	14,957	721
Subtotal	$78,225	$61,352	$11,798	$106,970	$82,956	$13,284
Total impaired loans	$210,620	$174,519	$11,798	$263,848	$200,780	$13,284

Loan Interest Reserves

In accordance with customary banking practice, construction loans and land development loans are originated where interest on the loan is disbursed from pre-established interest reserves included in the total original loan commitment. Our construction and land development loans generally include optional renewal terms after the maturity of the initial loan term. New appraisals are obtained prior to extension or renewal of these loans in part to determine the appropriate interest reserve to be established for the new loan term. Loans with interest reserves are underwritten to the same criteria, including loan to value and, if applicable, pro forma debt service coverage ratios, as loans without interest reserves. Construction loans with interest reserves are monitored on a periodic basis to gauge progress towards completion. Interest reserves are frozen if it is determined that additional draws would result in a loan to value ratio that exceeds policy maximums based on collateral type. Our policy limits in this regard are consistent with supervisory limits and range from 65% in the case of land to 85% in the case of 1- to 4-family residential construction projects.

As of December 31, 2014, construction loans of $211.5 million were disbursed with pre-established interest reserves of $35.6 million compared to $160.8 million of such loans disbursed with pre-established interest reserves of $20.0 million at December 31, 2013.  The balance for construction loans with interest reserves which have been extended was $55.2 million with pre-established interest reserves of $3.1 million at December 31, 2014, compared to $20.5 million with pre-established interest reserves of $1.8 million at December 31, 2013.  Land loans of $76.4 million were disbursed with pre-established interest reserves of $3.8 million at December 31, 2014, compared to $32.8 million land loans disbursed with pre-established interest reserves of $3.0 million at December 31, 2013.  The balance for land loans with interest reserves which have been extended was $4.0 million with pre-established interest reserves of $56,000 at December 31, 2014, compared to $1.7 million land loans with pre-established interest reserves of $53,000 at December 31, 2013.

At December 31, 2014, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2014, $0.5 million of non-accrual mixed use construction loans, $19.5 million of non-accrual non-residential construction loans, and no non-accrual land loans had been originated with pre-established interest reserves.  At December 31, 2013, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2013, $3.3 million of non-accrual mixed use construction loans, $25.3 million of non-accrual non-residential construction loans, and $32,000 of non-accrual land loans had been originated with pre-established interest reserves.   While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of our business activity is with customers located in the predominantly Asian areas of California; New York City; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Nevada; and New Jersey. We have no specific industry concentration, and generally our loans are collateralized with real property or other pledged collateral. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral. We experienced no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of December 31, 2014.

The Federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution's total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 30% of total risk-based capital as of December 31, 2014, and 23% as of December 31, 2013. Total CRE loans represented 256% of total risk-based capital as of December 31, 2014, and 249% as of December 31, 2013, both of which were within the Bank’s internal limit of 300% of total capital. See Part I — Item 1A — “Risk Factors” for a discussion of some of the factors that may affect us.

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

The allowance for loan losses was $161.4 million and the allowance for off-balance sheet unfunded credit commitments was $1.9 million at December 31, 2014, which represented the amount believed by management to be sufficient to absorb credit losses inherent in the loan portfolio, including unfunded commitments. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $163.4 million at December 31, 2014, compared to $175.3 million at December 31, 2013, a decrease of $11.9 million, or 6.8%. The allowance for credit losses represented 1.83% of period-end gross loans and 232.8% of non-performing loans at December 31, 2014. The comparable ratios were 2.17% of period-end gross loans and 208.2% of non-performing loans at December 31, 2013.

The following table sets forth the information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the past five years:

Allowance for Credit Losses

	Amount Outstanding as of December 31,
	2014	2013	2012	2011	2010
Allowance for loan losses	(Dollars in thousands)

Balance at beginning of year	$173,889	$183,322	$206,280	$245,231	$211,889
(Reversal)/provision for credit losses	(10,800)	(3,000)	(9,000)	27,000	156,900
(Provision)/reversal of reserve for off-balance sheet credit commitments	(372)	-	706	268	2,870
Charge-offs :
Commercial loans	(7,875)	(15,625)	(17,707)	(11,745)	(21,609)
Construction loans-residential	(2,382)	-	(391)	(20,801)	(14,889)
Construction loans-other	(4,365)	-	(774)	(16,699)	(30,432)
Real estate loans	(7,613)	(3,499)	(13,616)	(27,327)	(47,765)
Real estate land loans	-	(1,318)	(278)	(1,054)	(24,060)
Installment loans and other loans	-	-	(25)	-	-
Total charge-offs	(22,235)	(20,442)	(32,791)	(77,626)	(138,755)
Recoveries:
Commercial loans	12,517	2,739	1,949	1,774	4,712
Construction loans-residential	48	1,201	3,788	3,808	5,448
Construction loans-other	2,499	1,083	2,365	665	553
Real estate loans	5,752	5,978	8,820	4,539	933
Real estate land loans	109	2,997	1,202	621	668
Installment loans and other loans	13	11	3	-	13
Total recoveries	20,938	14,009	18,127	11,407	12,327
Balance at end of year	$161,420	$173,889	$183,322	$206,280	$245,231
Reserve for off-balance sheet credit commitments
Balance at beginning of year	$1,363	$1,363	$2,069	$2,337	$5,207
Provision/(reversal) for credit losses	586	-	(706)	(268)	(2,870)
Balance at end of year	$1,949	$1,363	$1,363	$2,069	$2,337

Average loans outstanding during the year (1)	$8,532,245	$7,630,530	$7,094,197	$6,959,331	$6,879,457
Ratio of net charge-offs to average loans outstanding during the year (1)	0.02%	0.08%	0.21%	0.95%	1.84%
(Reversal)/provision for credit losses to average loans outstanding during the year (1)	-0.13%	-0.04%	-0.13%	0.39%	2.28%
Allowance for credit losses to non-performing portfolio loans at year-end (2)	232.84%	208.22%	176.68%	100.20%	100.10%
Allowance for credit losses to gross loans at year-end (1)	1.83%	2.17%	2.49%	2.95%	3.60%

(1)	Excluding loans held for sale
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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

	As of December 31,
	2014		2013		2012		2011		2010
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
		to Average		to Average		to Average		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans
	(Dollars in thousands)
Type of Loans:
Commercial loans	$47,501	27.2%	$65,103	28.2%	$66,101	27.4%	$65,658	23.9%	$63,919	19.7%
Residential mortgage loans and equity lines	11,578	19.2	12,005	18.6	11,703	17.4	10,795	16.4	9,668	13.9
Commercial mortgage loans	74,673	50.2	84,753	50.7	82,473	52.2	108,021	54.9	128,347	58.3
Real estate construction loans	27,652	3.2	11,999	2.3	23,017	2.8	21,749	4.5	43,261	7.8
Installment and other loans	16	0.2	29	0.2	28	0.2	57	0.3	36	0.3

Total	$161,420	100.0%	$173,889	100.0%	$183,322	100.0%	$206,280	100.0%	$245,231	100.0%

The allowance allocated to commercial loans was $47.5 million at December 31, 2014, compared to $65.1 million at December 31, 2013. The decrease is due primarily to a reduction in loss factors as a result of the net recoveries in 2014 and the decrease in substandard commercial loans from $102.1 million at December 31, 2013, to $72.6 million at December 31, 2014.

The allowance allocated to residential mortgage loans and equity lines decreased $427,000, to $11.6 million at December 31, 2014, from $12.0 million at December 31, 2013, primarily due to the decrease in substandard residential mortgage loans from $15.9 million at December 31, 2013 to $9.7 million at December 31, 2014.

The allowance allocated to commercial mortgage loans decreased from $84.8 million at December 31, 2013, to $74.7 million at December 31, 2014, which was due primarily to decreases in loss experience from commercial mortgage loans and decreases in special mention and substandard commercial mortgage loans. The overall allowance for total commercial mortgage loans was 1.7% of such loans at December 31, 2014, and 2.1% at December 31, 2013.

The allowance allocated for construction loans increased to $27.7 million, or 9.3%, of construction loans at December 31, 2014, compared to $12.0 million, or 5.4%, of construction loans at December 31, 2013, primarily due to the increase in outstanding construction loans, a lengthening of the loss emergence period, and higher loss factors resulting from 2014 chargeoffs for construction loans.

Also, see Part I — Item 1A — “Risk Factors” for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

Liquidity

      Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. Our liquidity ratio (defined as net cash and short-term and marketable securities to net deposits and short-term liabilities) was 14.9% at December 31, 2014 and 15.3% at December 31, 2013.

      The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2014, the Bank had an approved credit line with the FHLB of San Francisco totaling $3.76 billion. Total advances from the FHLB of San Francisco were $425.0 million at December 31, 2014. These borrowings bear fixed rates and are secured by loans. See Note 10 to the Consolidated Financial Statements. At December 31, 2014, the Bank pledged $127.2 million of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $114.3 million from the Federal Reserve Bank Discount Window at December 31, 2014.

      Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At December 31, 2014, investment securities totaled $1.32 billion, with $591.3 million pledged as collateral for borrowings and other commitments. The remaining $727.7 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 79.1% of our time deposits mature within one year or less as of December 31, 2014. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

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

      We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At December 31, 2014, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 3.8%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 9.7%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 1.2%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 1.9%.

      Our simulation model also projects the net market value of our portfolio of assets and liabilities. We have established a tolerance level to value the net market value of our portfolio of assets and liabilities in our policy to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. At December 31, 2014, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net market value of our portfolio of assets and liabilities would increase by 0.8%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net market value of our assets and liabilities would decrease by 9.5%.

Quantitative Information about Interest Rate Risk

The following table shows the carrying value of our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, as well as the instruments’ total fair values at December 31, 2014, and 2013. For assets, expected maturities are based on contractual maturity. For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits. We use certain assumptions to estimate fair values and expected maturities which are described in Note 17 to the Consolidated Financial Statements. Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts. Off-balance sheet financial instruments represent fair values. The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

								December 31,
	Average							2014		2013
	Interest	Expected Maturity Date at December 31,							Fair		Fair
	Rate	2015	2016	2017	2018	2019	Thereafter	Total	Value	Total	Value
	(Dollars in thousands)
Interest-Sensitive Assets:
Mortgage-backed securities and collateralized mortgage obligations	2.59%	$53,617	$54,546	$51,388	$45,399	$40,554	$298,844	$544,348	$544,348	$958,920	$958,921
Other investment securities	0.60	115,068	449,659	99,278	10,173	-	100,409	774,587	774,587	627,748	927,747
Loans held for sale	6.00	973	-	-	-	-	-	973	1,225	-	-
Gross loans receivable:
Commercial	3.87	1,339,284	342,988	193,810	149,074	149,023	208,314	2,382,493	2,379,790	2,298,724	2,287,490
Residential mortgage	4.60	3,061	1,755	2,966	4,039	7,405	1,723,712	1,742,938	1,765,472	1,526,532	1,537,149
Commercial mortgage	4.62	555,406	401,040	553,010	597,384	549,196	1,830,407	4,486,443	4,400,716	4,023,051	3,905,328
Real estate construction	5.13	226,994	61,688	9,972	-	-	-	298,654	298,511	221,701	221,549
Installment & other	2.24	3,160	349	43	-	-	-	3,552	3,534	14,555	14,555
Trading securities	-	-	-	-	-	-	-	-	-	4,936	4,936
Interest Sensitive Liabilities:
Other interest-bearing deposits	0.39	399,921	239,169	142,461	24,604	1,049,993	994,670	2,850,818	2,850,818	2,469,730	2,469,730
Time deposits	0.82	3,373,672	325,513	347,635	178,412	42,485	11	4,267,728	4,269,610	4,069,716	4,066,050
Securities sold under agreements to repurchase	3.85	50,000	50,000	250,000	100,000	-	-	450,000	473,816	800,000	852,835
Advances from the Federal Home Loan Bank	0.32	400,000	-	-	25,000	-	-	425,000	424,974	521,200	521,560
Other borrowings	-	-	-	-	-	-	19,934	19,934	17,978	19,062	16,107
Long-term debt	2.42	-	-	-	-	-	119,136	119,136	59,425	121,136	58,970

Off-Balance Sheet
Financial Instruments:
Commitments to extend credit		1,244,443	550,877	80,607	57,153	46,515	92,171	2,071,766	(3,442)	1,858,669	(2,187)
Standby letters of credit		50,390	2,430	632	-	-	458	53,910	(243)	45,058	(205)
Other letters of credit		48,142	-	-	-	-	-	48,142	(29)	54,098	(34)
Bill of lading guarantees		108	-	-	-	-	-	108	-	80	-

Country Risk Exposures

The Company’s total assets were $11.5 billion and total foreign country risk net exposures were $787.7 million at December 31, 2014, compared to total assets of $11.0 billion and total foreign country risk net exposures of $927.2 million at December 31, 2013. Total foreign country risk net exposures at December 31, 2014, were comprised primarily of $329.4 million from Hong Kong, $139.4 million from China, $111.9 million from England, $48.2 million from Switzerland, $44.1 million from France, $30.4 million from Australia, $23.9 million from Taiwan, $17.1 million from the Philippines, $16.5 million from Japan, $15.6 million from Canada, $8.4 million from Singapore, and $1.8 million from Macau. Total foreign country risk net exposures at December 31, 2013, were comprised primarily of $321.7 million from Hong Kong, $202.9 million from England, $200.3 million from China, $51.5 million from Switzerland, $53.4 million from France, $30.2 million from Australia, $26.8 million from Canada, $17.1 million from the Philippines, $9.3 million from Singapore, $5.8 million from Germany, $5.8 million from Taiwan, and $1.8 million from Macau.

All foreign country risk net exposures were to non-sovereign counterparties except $20.8 million due from the Hong Kong Monetary Authority at December 31, 2014 and $19.1 million at December 31, 2013.

Unfunded exposures were $68.9 million at December 31, 2014, and were comprised of $68.2 million of unfunded loans to four financial institutions in China and a $720,000 of unfunded loan to a borrower in Taiwan. Unfunded exposures were $29.9 million at December 31, 2013, and were comprised of $29.0 million of unfunded loans to two financial institutions in China and $860,000 of unfunded loans to two borrowers in Taiwan.

Financial Derivatives

It is our policy not to speculate on the future direction of interest rates. However, we enter into financial derivatives in order to seek mitigation of exposure to interest rate risks related to our interest-earning assets and interest-bearing liabilities. We believe that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in our assets or liabilities and against risk in specific transactions. In such instances, we may protect our position through the purchase or sale of interest rate futures contracts for a specific cash or interest rate risk position. Other hedging transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds. Prior to considering any hedging activities, we seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges will require an assessment of basis risk and must be approved by the Bancorp or the Bank’s Investment Committee.

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

In May 2014, the Bancorp entered into five interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of three-month LIBOR at a weighted average rate of 0.24%. As of December 31, 2014, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $2.4 million, net of taxes, was included in other comprehensive income. The amount of periodic net settlement of interest rate swaps included in interest expense was $1.5 million in 2014. As of December 31, 2014, the ineffective portion of these interest rate swaps was not significant.

In June 2014, the Bank entered into ten interest rate swap contracts in the notional amount of $148.1 million for various terms from four to eight years. In October 2014, the Bank entered into four additional interest rate swap contracts in the notional amount of $34.9 million. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.60% and receives a variable rate at one month LIBOR rate plus a weighted average spread of 292 basis points, or at a weighted average rate of 3.08%. As of December 31, 2014, the notional amount of fair value interest rate swaps was $181.3 million and their unrealized loss of $489,000 was included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $1.3 million in 2014. As of December 31, 2014, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $7.5 million as of December 31, 2014.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At December 31, 2014, no option contracts were outstanding. Spot and forward contracts in the total notional amount of $167.0 million had a positive fair value of $1.9 million at December 31, 2014. Spot and forward contracts in the total notional amount of $178.9 million had a negative fair value of $5.0 million at December 31, 2014. At December 31, 2013, the notional amount of option contracts totaled $200,000 with a net positive fair value of $83. Spot and forward contracts in the total notional amount of $267.6 million had a positive fair value of $6.2 million at December 31, 2013. Spot and forward contracts in the total notional amount of $236.3 million had a negative fair value of $6.1 million at December 31, 2013.

Item 8.     Financial Statements and Supplementary Data.

      For financial statements, see “Index to Consolidated Financial Statements” on page F-1.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not Applicable.

Item 9A.     Controls and Procedures.

Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s disclosure controls and procedures that occurred during its fourth fiscal quarter of 2014 that have materially affected or are reasonably likely to materially affect these controls and procedures.

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

As of December 31, 2014, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (1992),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014, based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cathay General Bancorp:

We have audited Cathay General Bancorp’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cathay General Bancorp's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cathay General Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission..

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cathay General Bancorp and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/     KPMG LLP

Los Angeles, California

February 27, 2015

Item 9B.     Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our executive officers, directors, compliance with Section 16 of the Securities and Exchange Act of 1934, the code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, and matters relating to corporate governance is incorporated herein by reference from the information set forth under the captions “Proposal One—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors and Corporate Governance” and “Code of Ethics” in our Definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders (our “Proxy Statement”).

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2014, with respect to compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)]
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	2,332,904	$32.34	2,984,895
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	2,332,904	$32.34	2,984,895

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

3.2

Amended and Restated Bylaws, effective February 20, 2014. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

3.3

Certificate of Designation of Series A Junior Participating Preferred Stock. Previously filed with the Securities and Exchange Commission on February 28, 2012, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.

3.4

Certificate of Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series B. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

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

4.2

Warrant to purchase up to 1,846,374 shares of Common Stock, issued on December 5, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

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

10.4	Equity Incentive Plan of Bancorp effective February 19, 1998. Previously filed with the Securities and Exchange Commission on February 28, 2012, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.**

10.4.1	First Amendment to Cathay Bancorp, Inc. Equity Incentive Plan. Previously filed with the Securities and Exchange Commission on March 3, 2014, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.**

10.5

Cathay Bank Bonus Deferral Agreement (Amended and Restated). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.6

Cathay General Bancorp 2005 Incentive Plan (Amended and Restated). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.6.1

Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Award Agreement. Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.6.2

Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.6.3

Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory) (Nonemployee Director). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.6.4

Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Unit Agreement. Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.6.5

Form of Cathay General Bancorp 2005 Incentive Plan Stock Award Agreement to be used for the purposes of granting certain salary awards. Previously filed with the Securities and Exchange Commission on June 8, 2012, as an exhibit to Bancorp’s Current Report on Form 8-K and incorporated herein by reference.**

10.6.6	Form of Restricted Stock Unit Agreement (Performance Shares – EPS), used to award performance-based restricted stock units under the Company’s 2005 Incentive Plan. Previously filed with the Securities and Exchange Commission on December 24, 2013, as an exhibit to Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.**

10.6.7	Form of Restricted Stock Unit Agreement (Performance Shares – TSR), used to award performance-based restricted stock units under the Company’s 2005 Incentive Plan. Previously filed with the Securities and Exchange Commission on December 24, 2013, as an exhibit to Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.**

10.6.8	Form of Restricted Stock Unit Agreement (Clawback Rider), used in connection with award performance-based restricted stock units under the Company’s 2005 Incentive Plan. Previously filed with the Securities and Exchange Commission on December 24, 2013, as an exhibit to Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.**

10.6.9	Executive Officer Annual Cash Bonus Program under the Company's 2005 Incentive Plan. Previously filed with the Securities and Exchange Commission on March 28, 2014 as an exhibit to the Bancorp's Current Report on Form 8-K/A, and incorporated herein by reference. **

10.7

Amended and Restated Change of Control Employment Agreement for Dunson K. Cheng dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.7.1

Amended and Restated Change of Control Employment Agreement for Peter Wu dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.7.2

Amended and Restated Change of Control Employment Agreement for Anthony M. Tang dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.7.3

Amended and Restated Change of Control Employment Agreement for Heng W. Chen dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.7.4

Amended and Restated Change of Control Employment Agreement for Irwin Wong dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.7.5

Amended and Restated Change of Control Employment Agreement for Kim Bingham dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.7.6	Amended and Restated Change of Control Employment Agreement for Pin Tai dated as of December 18, 2008. Previously filed with the Securities and ExchangenCommission on November 7, 2014 as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference.**

10.7.7	Change of Control Employment Agreement for Donald S. Chow dated as of August 14, 2014. Previously filed with the Securities and Exchange Commission on November 7, 2014 as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference. **

21.1	Subsidiaries of Bancorp.+

23.1	Consent of Independent Registered Public Accounting Firm.+

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

**	Management contract or compensatory plan or arrangement.
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

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dunson K. Cheng	President, Chairman of	February 27, 2015
Dunson K. Cheng	the Board, Director, and Chief Executive Officer (principal executive officer)

/s/ Heng W. Chen	Executive Vice President,	February 27, 2015
Heng W. Chen	Chief Financial Officer/Treasurer (principal financial officer) (principal accounting officer)

/s/ Peter Wu	Director	February 27, 2015
Peter Wu

/s/ Anthony M. Tang	Director	February 27, 2015
Anthony M. Tang

/s/ Kelly L. Chan	Director	February 27, 2015
Kelly L. Chan

/s/ Michael M.Y. Chang	Director	February 27, 2015
Michael M.Y. Chang

/s/ Thomas C.T. Chiu	Director	February 27, 2015
Thomas C.T. Chiu

/s/ Nelson Chung	Director	February 27, 2015
Nelson Chung

/s/ Felix S. Fernandez	Director	February 27, 2015
Felix S. Fernandez

/s/ Jane Jelenko	Director	February 27, 2015
Jane Jelenko

/s/ Patrick S.D. Lee	Director	February 27, 2015
Patrick S.D. Lee

/s/ Ting Liu	Director	February 27, 2015
Ting Liu

/s/ Joseph C.H. Poon	Director	February 27, 2015
Joseph C.H. Poon

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F - 2

Consolidated Balance Sheets at December 31, 2014 and 2013	F - 3

Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2014, 2013, and 2012	F - 4

Consolidated Statements of Changes in Stockholders' Equity for each of the years ended December 31, 2014, 2013, and 2012	F - 5

Consolidated Statements of Cash Flows for each of the years ended December 31, 2014, 2013, and 2012	F - 6

Notes to Consolidated Financial Statements	F - 8

Parent-only condensed financial information of Cathay General Bancorp is included in Note 20 to the Consolidated Financial Statements in this Annual Report on Form 10-K	F - 52

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cathay General Bancorp:

We have audited the accompanying consolidated balance sheets of Cathay General Bancorp and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cathay General Bancorp and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cathay General Bancorp’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/             KPMG LLP

Los Angeles, California

February 27, 2015

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2014	2013
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$176,830	$153,747
Short-term investments and interest bearing deposits	489,614	516,938
Securities available-for-sale (amortized cost of $1,324,408 in 2014 and $1,637,965 in 2013)	1,318,935	1,586,668
Trading securities	-	4,936
Loans held for sale	973	-
Loans	8,914,080	8,084,563
Less: Allowance for loan losses	(161,420)	(173,889)
Unamortized deferred loan fees, net	(12,392)	(13,487)
Loans, net	8,740,268	7,897,187
Federal Home Loan Bank stock	30,785	25,000
Other real estate owned, net	31,477	52,985
Affordable housing investments, net	104,579	84,108
Premises and equipment, net	99,682	102,045
Customers’ liability on acceptances	35,656	32,194
Accrued interest receivable	25,364	24,274
Goodwill	316,340	316,340
Other intangible assets, net	3,237	2,230
Other assets	143,106	190,634

Total assets	$11,516,846	$10,989,286

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$1,664,914	$1,441,858
Interest-bearing deposits:
NOW deposits	778,691	683,873
Money market deposits	1,538,187	1,286,338
Savings deposits	533,940	499,520
Time deposits under $100,000	1,162,547	931,204
Time deposits of $100,000 or more	3,105,181	3,138,512
Total deposits	8,783,460	7,981,305

Securities sold under agreements to repurchase	450,000	800,000
Advances from the Federal Home Loan Bank	425,000	521,200
Other borrowings for affordable housing investments	19,934	19,062
Long-term debt	119,136	121,136
Acceptances outstanding	35,656	32,194
Other liabilities	80,772	55,418
Total liabilities	9,913,958	9,530,315
Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 84,022,118 issued and 79,814,553 outstanding at December 31, 2014, and 83,797,434 issued and 79,589,869 outstanding at December 31, 2013	840	838
Additional paid-in-capital	789,519	784,489
Accumulated other comprehensive loss, net	(5,569)	(29,729)
Retained earnings	943,834	829,109
Treasury stock, at cost (4,207,565 shares at December 31, 2014, and at December 31, 2013)	(125,736)	(125,736)

Total equity	1,602,888	1,458,971
Total liabilities and equity	$11,516,846	$10,989,286

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except share
	and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable	$390,440	$359,959	$360,643
Investment securities- taxable	24,237	43,412	62,395
Investment securities- nontaxable	-	995	4,161
Federal Home Loan Bank stock	1,974	1,480	485
Federal funds sold and securities purchased under agreement to resell	-	-	18
Deposits with banks	1,996	1,150	2,042
Total interest and dividend income	418,647	406,996	429,744
INTEREST EXPENSE
Time deposits of $100,000 or more	27,465	27,211	33,441
Other deposits	18,304	13,178	13,932
Interest on securities sold under agreements to repurchase	24,685	37,692	55,699
Advances from the Federal Home Loan Bank	945	528	270
Long-term debt	4,467	3,691	5,149
Total interest expense	75,866	82,300	108,491
Net interest income before provision for credit losses	342,781	324,696	321,253
(Reversal)/provision for credit losses	(10,800)	(3,000)	(9,000)
Net interest income after provision for credit losses	353,581	327,696	330,253
NON-INTEREST INCOME
Securities gains, net	6,748	27,362	18,026
Letters of credit commissions	6,043	6,281	6,316
Depository service fees	5,288	5,701	5,453
Other operating income	22,448	20,963	16,712
Total non-interest income	40,527	60,307	46,507
NON-INTEREST EXPENSE
Salaries and employee benefits	89,893	88,276	78,377
Occupancy expense	15,735	14,846	14,608
Computer and equipment expense	9,793	9,768	9,591
Professional services expense	22,634	24,574	21,768
FDIC and State assessments	8,796	7,351	8,339
Marketing expense	4,126	3,403	4,607
Other real estate owned (income)/expense	(1,304)	(235)	15,116
Operations of investments in affordable housing	6,990	7,253	6,306
Amortization of core deposit premium	719	4,533	5,663
Cost associated with debt redemption	3,348	22,557	12,120
Other operating expense	13,583	11,507	16,094
Total non-interest expense	174,313	193,833	192,589
Income before income tax expense	219,795	194,170	184,171
Income tax expense	81,965	70,435	66,128
Net income	137,830	123,735	118,043
Less: net income attributable to noncontrolling interest	-	592	605
Net income attributable to Cathay General Bancorp	137,830	123,143	117,438
Dividends on preferred stock	-	(9,685)	(16,488)
Net income attributable to common stockholders	$137,830	$113,458	$100,950
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on securities available for sale	30,468	(14,335)	19,645
Unrealized holding losses on cash flow hedge derivatives	(2,397)	-	-
Less: reclassification adjustment for gains included in net income	3,911	15,859	10,448

Total other comprehensive income/(loss), net of tax	24,160	(30,194)	9,197
Total comprehensive income	$161,990	$92,949	$126,635
Net income attributable to common stockholders per common share
Basic	$1.73	$1.44	$1.28
Diluted	$1.72	$1.43	$1.28
Basic average common shares outstanding	79,661,571	78,954,898	78,719,133
Diluted average common shares outstanding	80,106,895	79,137,983	78,723,297

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2014, 2013, and 2012
(In thousands, except number of shares)

	Preferred Stock		Common Stock
	Number of		Number of		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Stock	Interest	Equity

Balance at December 31, 2011	258,000	$250,992	78,652,557	$829	$765,641	$(8,732)	$624,192	$(125,736)	$8,447	$1,515,633

Dividend Reinvestment Plan	-	-	17,956	-	291	-	-	-	-	291
Restricted stock units vested	-	-	11,814	-	-	-	-	-	-	-
Stock salary	-	-	45,937	-	788	-	-	-	-	788
Stock options exercised	-	-	50,024	1	763	-	-	-	-	764
Tax short-fall from stock options	-	-	-	-	(620)	-	-	-	-	(620)
Stock -based compensation	-	-	-	-	2,062	-	-	-	-	2,062
Cash dividends of $0.04 per share	-	-	-	-	-	-	(3,149)	-	-	(3,149)
Discount accretion and other adjustment on preferred stock	-	3,588	-	-	-	-	(3,588)	-	-	-
Dividends on preferred stock	-	-	-	-	-	-	(12,900)	-	(605)	(13,505)
Change in other comprehensive loss	-	-	-	-	-	9,197		-	-	9,197
Net income	-	-	-	-	-	-	117,438	-	605	118,043
Balance at December 31, 2012	258,000	254,580	78,778,288	830	768,925	465	721,993	(125,736)	8,447	1,629,504

Dividend Reinvestment Plan	-	-	25,984	-	605	-	-	-	-	605
Redemption of Series B Preferred Stock	(258,000)	(258,000)	-	-	(302)	-	-	-	-	(258,302)
Redemption of noncontrolling interest	-	-	-	-	(191)	-	-	-	(8,447)	(8,638)
Restricted stock units vested	-	-	138,220	1	-	-	-	-	-	1
Stock salary	-	-	52,431	1	1,106	-	-	-	-	1,107
Stock options exercised	-	-	594,946	6	14,749	-	-	-	-	14,755
Tax short-fall from stock options	-	-	-	-	(2,509)	-	-	-	-	(2,509)
Stock -based compensation	-	-	-	-	2,106	-	-	-	-	2,106
Cash dividends of $0.08 per share	-	-	-	-	-	-	(6,342)	-	-	(6,342)
Discount accretion and other adjustment on preferred stock	-	3,420	-	-	-	-	(3,420)	-	-	-
Dividends on preferred stock	-	-	-	-	-	-	(6,265)	-	(592)	(6,857)
Change in other comprehensive loss	-	-	-	-	-	(30,194)	-	-	-	(30,194)
Net income	-	-	-	-	-	-	123,143	-	592	123,735
Balance at December 31, 2013	-	-	79,589,869	838	784,489	(29,729)	829,109	(125,736)	-	1,458,971

Dividend Reinvestment Plan	-	-	116,957	1	2,847	-	-	-	-	2,848
Restricted stock units vested	-	-	88,537	1	-	-	-	-	-	1
Shares withheld related to net share settlement of RSUs	-	-	-	-	(850)	-	-	-	-	(850)
Stock issued to directors	-	-	13,690	-	350	-	-	-	-	350
Stock options exercised	-	-	5,500	-	128	-	-	-	-	128
Tax short-fall from stock options	-	-	-	-	(1,285)	-	-	-	-	(1,285)
Stock -based compensation	-	-	-	-	3,840	-	-	-	-	3,840
Cash dividends of $0.29 per share	-	-	-	-	-	-	(23,105)	-	-	(23,105)
Change in other comprehensive loss	-	-	-	-	-	24,160	-	-	-	24,160
Net income	-	-	-	-	-	-	137,830	-		137,830
Balance at December 31, 2014	-	$-	79,814,553	$840	$789,519	$(5,569)	$943,834	$(125,736)	$-	$1,602,888

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash Flows from Operating Activities
Net income	$137,830	$123,735	$118,043
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal)/Provision for credit losses	(10,800)	(3,000)	(9,000)
Provision/(Reversal) for losses on other real estate owned	1,619	(2,122)	10,668
Deferred tax liability/(benefit)	31,304	(15,114)	4,784
Depreciation	7,065	6,690	5,939
Net gains on sale and transfers of other real estate owned	(4,065)	(1,793)	(369)
Net gains on sale of loans	(395)	(879)	(633)
Proceeds from sale of loans	19,287	42,573	59,589
Originations of loans held for sale	(19,865)	(41,694)	(58,930)
Decrease in unrealized loss from interest rate swaps	-	-	(2,634)
Purchase of trading securities	-	(234)	(163)
Income associated with debt redemption	(555)	-	-
Write-down on venture capital and other investments	436	409	309
Write-down on impaired securities	820	-	181
Gain on sales and calls of securities	(7,568)	(27,362)	(18,025)
Other non-cash interest expense/(income)	(137)	1,100	(200)
Amortization of security premiums, net	2,849	4,425	5,306
Amortization of other intangible assets	803	4,657	5,798
Excess tax short-fall from stock options	1,285	2,509	620
Stock based and stock issued to officers and directors compensation expense	4,190	3,213	2,850
Noncontrolling interest	-	(592)	(605)
Net change in accrued interest receivable and other assets	(2,776)	23,525	43,304
Net change in other liabilities	(11,256)	(4,973)	(2,256)
Net cash provided by operating activities	150,071	115,073	164,576
Cash Flows from Investing Activities
Increase in short-term investments	32,260	(104,955)	(117,027)
Purchase of investment securities available-for-sale	(885,782)	(350,130)	(517,513)
Proceeds from maturity and call of investment securities available-for-sale	585,776	180,088	552,099
Proceeds from sale of investment securities available-for-sale	160,451	575,358	60,951
Purchase of mortgage-backed securities available-for-sale	(307,617)	(676,529)	(680,388)
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	768,236	669,658	619,169
Proceeds from maturity and call of investment securities held-to-maturity	-	50,973	376,981
Purchase of Federal Home Loan Bank stock	(18,164)	-	-
Redemption of Federal Home Loan Bank stock	12,379	16,272	11,717
Net increase in loans	(824,558)	(676,245)	(395,743)
Purchase of premises and equipment	(4,777)	(6,182)	(3,108)
Proceeds from sales of other real estate owned	29,880	19,411	47,866
Net increase in investment in affordable housing	(7,445)	(9,525)	(1,540)
Net cash used in investing activities	(459,361)	(311,806)	(46,536)
Cash Flows from Financing Activities
Net change in deposits	802,281	596,964	154,275
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(350,000)	(450,000)	(150,000)
Advances from Federal Home Loan Bank	9,822,400	2,402,000	531,200
Repayment of Federal Home Loan Bank borrowings	(9,918,600)	(2,027,000)	(610,000)
Cash dividends	(23,104)	(12,606)	(16,049)
Redemption of Series B preferred stock	-	(258,000)	-
Redemption of noncontrolling interest	-	(8,638)	-
Repayment of subordinated debt	-	(50,000)	-
Repayment of long-term debt and other borrowings	(1,445)	-	(880)
Proceeds from shares issued to Dividend Reinvestment Plan	2,848	605	291
Proceeds from exercise of stock options	128	14,755	764
Taxes paid related to net share settlement of RSUs	(850)	-	-
Excess tax short-fall from share-based payment arrangements	(1,285)	(2,509)	(620)
Net cash provided by/(used in) financing activities	332,373	205,571	(91,019)
Increase in cash and cash equivalents	23,083	8,838	27,021
Cash and cash equivalents, beginning of the year	153,747	144,909	117,888
Cash and cash equivalents, end of the year	$176,830	$153,747	$144,909

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$78,366	$84,848	$112,411
Income taxes	$60,225	$55,521	$36,083
Non-cash investing and financing activities:
Transfers from trading securities to short-term investments	$4,936	$-	$-
Net change in unrealized holding gain/(loss) on securities available-for-sale, net of tax	$26,557	$(30,194)	$9,197
Net change in unrealized losses on interest rate swaps designated as cash flow hedges	$(2,397)	$-	$-
Transfers to investment securities available-for-sale at fair value	$-	$722,466	$-
Transfers to other real estate owned from loans held for investment	$4,970	$22,171	$14,389
Loans transferred to loans held for sale	$973	$-	$15,986
Loans transferred to loans held for investment from held for sale	$-	$-	$500
Loans to facilitate the sale of other real estate owned	$413	$75	$1,785

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

      The accompanying Consolidated Financial Statements include the accounts of Cathay General Bancorp (the “Bancorp”), a Delaware corporation, its wholly-owned subsidiaries, Cathay Bank (the “Bank”), a California state-chartered bank, seven limited partnerships investing in affordable housing projects, and GBC Venture Capital, Inc. (together, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation. The Consolidated Financial Statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry.

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

Concentrations. The Bank was incorporated in California and started its business from California. Therefore, loans originated and deposits solicited were mainly from California. As of December 31, 2014, gross loans were primarily comprised of 50.3% of commercial mortgage loans and 26.7% of commercial loans. As of December 31, 2014, approximately 58% of the Bank’s residential mortgages were for properties located in California. Total deposits were comprised of 35.4% of time deposit of $100,000 or more (Jumbo CDs) at December 31, 2014, and approximately 68.5% of the Company’s Jumbo CDs have been on deposit with the Company for two years or more.

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

Investment in Federal Home Loan Bank (“FHLB”) Stock. As a member of the FHLB system the Bank is required to maintain an investment in the capital stock of the FHLB. The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB. FHLB stock is carried at cost and is pledged as collateral to the FHLB. FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value. The carrying amount of the FHLB stock was $30.8 million at December 31, 2014, and $25.0 million at December 31, 2013. As of December 31, 2014, the Company owned 307,850 shares of FHLB stock, which exceeded the minimum stock requirement based on outstanding FHLB borrowings of $425.0 million.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

      Investments in Affordable Housing. The Company is a limited partner in limited partnerships that invest in low-income housing projects that qualify for Federal and/or State income tax credits. As further discussed in Note 7, the partnership interests are accounted for utilizing the equity method of accounting. As of December 31, 2014, seven of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The Company therefore consolidated the financial statements of these seven limited partnerships into its Consolidated Financial Statements.

Investments in Venture Capital. The Company invests in limited partnerships that invest in nonpublic companies. These are commonly referred to as venture capital investments. These limited partnership interests are carried under the cost method with other-than-temporary impairment charged against net income.

      Goodwill and Goodwill Impairment. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of ASC Topic 350. ASC Topic 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The Company has identified two reporting units for its business: the Commercial Lending unit and the Retail Banking unit. The reporting unit fair values were determined based on an equal weighting of (1) a market approach using a combination of price to earnings multiples determined based on a representative peer group applied to 2014 and forecasted 2015 and 2016 earnings, and a price to book multiple and (2) a dividend discount model with the discount rate determined using the same representative peer group. A control premium was then applied to the unit fair values so determined as of December 31, 2014. As a result of this analysis, the Company determined that there was no goodwill impairment at December 31, 2014 as the fair value of all reporting units exceeded the current carrying amount of the units. No assurance can be given that goodwill will not be written down in future periods.

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

Derivatives. The Company follows ASC Topic 815 that establishes accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in the Company’s consolidated balance sheet and measurement of those financial derivatives at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and, if so, the type of hedge. Fair value is determined using third-party models with observable market data. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivatives are reflected in current earnings, together with changes in the fair value of the related hedged item if there is a highly effective correlation between changes in the fair value of the interest rate swaps and changes in the fair value of the underlying asset or liability that is intended to be hedged. If there is not a highly effective correlation between changes in the fair value of the interest rate swap and changes in the fair value of the underlying asset or liability that is intended to be hedged, then only the changes in the fair value of the interest rate swaps are reflected in the Company’s consolidated financial statements.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” ASU No. 2014-01 permits a reporting entity to make an accounting policy election to account for its investments in affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit. ASU 2014-01 becomes effective for interim and annual periods beginning on or after December 15, 2014. Adoption of ASU 2014-01 is not expected to have a significant impact on the Company’s consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

      The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were zero for 2014 and $6.5 million for 2013. The average excess balance with Federal Reserve Bank was $170.1 million in 2014 and $136.3 million in 2013.   At December 31, 2014, the Bancorp had $7.5 million on deposit in a cash margin account that serves as collateral for the Bancorp’s interest rate swaps.

3.       Securities Purchased under Agreements to Resell

Securities purchased under agreements to resell are usually collateralized by U.S. government agency and mortgage-backed securities. The counter-parties to these agreements are nationally recognized investment banking firms that meet credit requirements of the Company and with whom a master repurchase agreement has been duly executed.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

      For those securities obtained under the resale agreements, the collateral is either held by a third party custodian or by the counter party and is segregated under written agreements that recognize the Company’s interest in the securities. Interest income associated with securities purchased under resale agreements was zero for 2014, zero for 2013 and $18,000 for 2012.

4.	Investment Securities

Investment Securities. The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of December 31, 2014, and December 31, 2013:

	As of December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$664,206	$63	$265	664,004
Mortgage-backed securities	549,296	1,393	6,386	544,303
Collateralized mortgage obligations	79	-	34	45
Corporate debt securities	94,943	776	1,247	94,472
Mutual funds	6,000		134	5,866
Preferred stock of government sponsored entities	6,276	681	3,733	3,224
Other equity securities	3,608	3,413		7,021
Total securities available-for-sale	$1,324,408	$6,326	$11,799	$1,318,935

	As of December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$460,095	$99	$1	$460,193
Mortgage-backed securities	1,010,294	7,049	64,529	952,814
Collateralized mortgage obligations	5,929	231	54	6,106
Asset-backed securities	123	-	-	123
Corporate debt securities	154,955	298	4,949	150,304
Mutual funds	6,000	-	275	5,725
Preferred stock of government sponsored entities	569	10,834	-	11,403
Total securities available-for-sale	$1,637,965	$18,511	$69,808	$1,586,668

The amortized cost and fair value of investment securities at December 31, 2014, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

	Securities Available-for-Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$115,033	$115,068
Due after one year through five years	569,853	570,371
Due after five years through ten years	85,654	85,097
Due after ten years (1)	553,868	548,399
Total	$1,324,408	$1,318,935

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

Proceeds from sales of mortgage-backed securities were $698.5 million and from repayments, maturities and calls of mortgage-backed securities were $69.7 million during 2014 compared to proceeds from sales of $456.4 million and proceeds of $213.2 million from repayments, maturities, and calls during 2013. Proceeds from sales of other investment securities were $160.5 million during 2014 compared to $575.4 million during 2013. Proceeds from maturities and calls of other investment securities were $585.8 during 2014 compared to $231.1 million during 2013. In 2014, gains of $18.0 million and losses of $11.3 million were realized on sales and calls of investment securities compared with gains of $29.0 million and losses of $1.6 million realized in 2013.

At December 31, 2014, all of the Company’s mortgage-backed securities were rated as investment grade except for one non-agency issue. Total unrealized losses of $6.4 million from all mortgage-backed securities resulted from increases in interest rates subsequent to the date that these securities were purchased. Total unrealized losses of $1.2 million on corporate bonds relates to four issues of investments in bonds of financial institutions, all of which were investment grade at the date of acquisition and as of December 31, 2014. The unrealized losses were primarily caused by the widening of credit and liquidity spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that these mortgage-backed securities and corporate bonds would not be settled at a price less than the amortized cost of the investment. Because the Company does not intend to sell and would not be required to sell these investments until a recovery of fair value, which may be maturity, it does not consider its investments in these mortgaged-backed securities and corporate bonds to be other-than-temporarily impaired at December 31, 2014. During the third quarter of 2014, the Company wrote down the carrying value of its portfolio of agency preferred stock by $820,000. As of December 31, 2014, agency preferred stock of with a cost of $6.2 million had an unrealized loss of $3.7 million, which the Company believes to be temporary.

The temporarily impaired securities represent 66.1% of the fair value of investment securities as of December 31, 2014. Unrealized losses for securities with unrealized losses for less than twelve months represent 1.1%, and securities with unrealized losses for twelve months or more represent 1.6%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rates or spreads subsequent to the date that these securities were purchased. At December 31, 2014, 22 issues of securities had unrealized losses for 12 months or longer and 8 issues of securities had unrealized losses of less than 12 months.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

At December 31, 2014, management believed the impairment was temporary and, accordingly, no impairment loss on debt securities has been recognized in our condensed consolidated statements of operations. We expect to recover the amortized cost basis of our debt securities, and have no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of December 31, 2014, and December 31, 2013:

	As of December 31, 2014
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$374,153	$265	6	$-	$-	-	$374,153	$265	6
Mortgage-backed securities	-	-	-	425,090	6,386	16	425,090	6,386	16
Collateralized mortgage obligations	-	-	-	45	34	1	45	34	1
Corporate debt securities	-	-	-	63,753	1,247	4	63,753	1,247	4
Mutual funds	-	-	-	5,866	134	1	5,866	134	1
Preferred stock of government sponsored entities	2,448	3,733	2	-	-	-	2,448	3,733	2
Total securities available-for-sale	$376,601	$3,998	8	$494,754	$7,801	22	$871,355	$11,799	30

	As of December 31, 2013
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$75,064	$1	1	$-	$-	-	$75,064	$1	1
Mortgage-backed securities	792,012	64,526	25	272	2	7	792,284	64,528	32
Mortgage-backed securities-Non-agency	94	1	1	-	-	-	94	1	1
Collateralized mortgage obligations	68	4	2	301	50	3	369	54	5
Corporate debt securities	9,970	30	1	100,081	4,919	8	110,051	4,949	9
Mutual funds	-	-	-	5,724	275	1	5,724	275	1
Total securities available-for-sale	$877,208	$64,562	30	$106,378	$5,246	19	$983,586	$69,808	49

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

     Investment securities having a carrying value of $591.3 million at December 31, 2014, and $926.5 million at December 31, 2013, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, and foreign exchange transactions.

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

The components of loans in the Consolidated Balance Sheets as of December 31, 2014, and December 31, 2013, were as follows:

	As of December 31,
	2014	2013
	(In thousands)
Type of Loans:
Commercial loans	$2,382,493	$2,298,724
Real estate construction loans	298,654	221,701
Commercial mortgage loans	4,486,443	4,023,051
Residential mortgage loans	1,570,059	1,355,255
Equity lines	172,879	171,277
Installment and other loans	3,552	14,555
Gross loans	8,914,080	8,084,563
Less:
Allowance for loan losses	(161,420)	(173,889)
Unamortized deferred loan fees	(12,392)	(13,487)
Total loans and leases, net	$8,740,268	$7,897,187
Loans held for sale	$973	$-

The Company pledged real estate loans of $3.8 billion at December 31, 2014, and $1.6 billion at December 31, 2013, to the Federal Home Loan Bank of San Francisco under its specific pledge program. In addition, the Bank pledged $127.2 million at December 31, 2014, and $119.1 million at December 31, 2013, of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program.

Loans serviced for others as of December 31, 2014, totaled $240.1 million and were comprised of $125.8 million of residential mortgages, $52.5 million of commercial loans, $31.2 million of commercial real estate loans, and $30.6 million of construction loans.

      The Company has entered into transactions with its directors, executive officers, or principal holders of its equity securities, or the associates of such persons (“Related Parties”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers who are not related parties. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of December 31, 2014. An analysis of the activity with respect to loans to Related Parties for the years indicated is as follows:

	December 31,
	2014	2013
	(In thousands)
Balance at beginning of year	$126,985	$172,584
Additional loans made	50,657	64,063
Payment received	(119,783)	(109,662)
Balance at end of year	$57,859	$126,985

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

At December 31, 2014, recorded investment in impaired loans totaled $174.5 million and was comprised of nonaccrual loans, excluding loans held for sale, of $70.2 million and accruing TDR’s of $104.3 million. At December 31, 2013, recorded investment in impaired loans totaled $200.8 million and was comprised of nonaccrual loans of $83.2 million and accruing TDR’s of $117.6 million. The average balance of impaired loans was $190.2 million in 2014 and $221.2 million in 2013. We considered all non-accrual loans and troubled debt restructurings ("TDR") to be impaired. Interest recognized on impaired loans totaled $5.3 million in 2014 and $5.6 million in 2013. The Bank recognizes interest income on impaired loans based on its existing method of recognizing interest income on non-accrual loans except accruing TDRs. For impaired loans, the amounts previously charged off represent 17.1% at December 31, 2014, and 23.9% at December 31, 2013, of the contractual balances for impaired loans. The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	As of December 31, 2014			As of December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(Dollars in thousands)

With no allocated allowance
Commercial loans	$19,479	$18,452	$-	$20,992	$18,905	$-
Real estate construction loans	32,924	17,025	-	25,401	15,097	-
Commercial mortgage loans	77,474	75,172	-	105,593	78,930	-
Residential mortgage and equity lines	2,518	2,518	-	4,892	4,892	-
Subtotal	$132,395	$113,167	$-	$156,878	$117,824	$-
With allocated allowance
Commercial loans	$7,003	$5,037	$1,263	$22,737	$13,063	$2,519
Real estate construction loans	19,006	8,703	1,077	28,475	19,323	3,460
Commercial mortgage loans	38,197	34,022	8,993	39,223	35,613	6,584
Residential mortgage and equity lines	14,019	13,590	465	16,535	14,957	721
Subtotal	$78,225	$61,352	$11,798	$106,970	$82,956	$13,284
Total impaired loans	$210,620	$174,519	$11,798	$263,848	$200,780	$13,284

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	For the year ended December 31,
	2014	2013	2012	2014	2013	2012
	Average Recorded Investment			Interest Income Recognized

	(In thousands)
Commercial loans	$26,128	$27,123	$31,798	$878	$770	$580
Real estate construction loans	32,439	37,875	49,094	264	284	265
Commercial mortgage loans	114,248	138,121	178,822	3,735	4,256	8,221
Residential mortgage and equity lines	17,411	18,033	18,062	462	289	239
Subtotal	$190,226	$221,152	$277,776	$5,339	$5,599	$9,305

The following is a summary of non-accrual loans as of December 31, 2014, 2013, and 2012 and the related net interest foregone for the years then ended:

	2014	2013	2012
	(In thousands)
Non-accrual portfolio loans	$70,163	$83,183	$103,902
Non-accrual loans held-for-sale	973	-	-
Total non-accrual loans	$71,136	$83,183	$103,902

Contractual interest due	$6,663	$5,851	$6,621
Interest recognized	217	22	1,006
Net interest foregone	$6,446	$5,829	$5,615

The following tables present the aging of the loan portfolio by type as of December 31, 2014, and December 31, 2013:

	As of December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$11,595	$1,238	$-	$6,983	$19,816	$2,362,677	$2,382,493
Real estate construction loans	1,416	-	-	19,963	21,379	277,275	298,654
Commercial mortgage loans	17,654	3,909	-	35,606	57,169	4,429,274	4,486,443
Residential mortgage loans	5,634	732	-	7,611	13,977	1,728,961	1,742,938
Installment and other loans	60	-	-	-	60	3,492	3,552
Total loans	$36,359	$5,879	$-	$70,163	$112,401	$8,801,679	$8,914,080

	As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$7,170	$16,562	$-	$21,232	$44,964	$2,253,760	$2,298,724
Real estate construction loans	-	-	-	28,586	28,586	193,115	221,701
Commercial mortgage loans	20,043	7,862	982	19,621	48,508	3,974,543	4,023,051
Residential mortgage loans	3,508	832	-	13,744	18,084	1,508,448	1,526,532
Installment and other loans	100	-	-	-	100	14,455	14,555
Total loans	$30,821	$25,256	$982	$83,183	$140,242	$7,944,321	$8,084,563

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

At December 31, 2014, accruing TDRs were $104.3 million and non-accrual TDRs were $41.6 million compared to accruing TDRs of $117.6 million and non-accrual TDRs of $38.8 million at December 31, 2013. The Company has allocated specific reserves of $6.5 million to accruing TDRs and $4.9 million to non-accrual TDRs at December 31, 2014, and $6.9 million to accruing TDRs and $2.2 million to non-accrual TDRs at December 31, 2013. The following table presents TDRs that were modified during 2014, their specific reserve at December 31, 2014, and charge-offs during 2014:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-offs
	(Dollars in thousands)

Commercial loans	4	$10,539	$10,539	$21	$-
Commercial mortgage loans	3	11,817	11,817	5,550	-
Residential mortgage and equity lines	7	2,715	2,715	29	-
Total	14	$25,071	$25,071	$5,600	$-

The following table presents TDRs that were modified during 2013, their specific reserve at December 31, 2013, and charge-offs during 2013:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-offs
	(Dollars in thousands)

Commercial loans	9	$12,026	$10,860	$550	$1,166
Commercial mortgage loans	5	13,090	13,090	329	-
Residential mortgage and equity lines	11	3,736	3,658	103	78
Total	25	$28,852	$27,608	$982	$1,244

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents TDRs that were modified during 2012, their specific reserve at December 31, 2012, and charge-offs during 2012:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-off
	(Dollars in thousands)

Commercial loans	9	$3,646	$3,646	$1,213	$-
Commercial mortgage loans	20	62,118	58,393	27	3,725
Residential mortgage and equity lines	14	4,305	4,223	162	82
Total	43	$70,069	$66,262	$1,402	$3,807

A summary of TDRs by type of concession and by type of loans as of December 31, 2014, and December 31, 2013, are shown below:

		December 31, 2014
Accruing TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$11,572	$-	$-	$4,934	$16,506
Real estate construction loans	-	5,765	-	-	-	5,765
Commercial mortgage loans	436	20,107	26,694	-	26,351	73,588
Residential mortgage loans	-	3,316	-	410	4,771	8,497
Total accruing TDRs	$436	$40,760	$26,694	$410	$36,056	$104,356

	December 31, 2014
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$1,184	$239	$860	$1,269	$3,552
Real estate construction loans	-	-	-	19,462	19,462
Commercial mortgage loans	-	15,917	-	973	16,890
Residential mortgage loans	-	1,026	-	688	1,714
Total non-accrual TDRs	$1,184	$17,182	$860	$22,392	$41,618

	As of December 31, 2013
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$9,112	$2,916	$-	$2,708	$14,736
Real estate construction loans	-	-	-	5,834	5,834
Commercial mortgage loans	11,333	9,389	-	70,200	90,922
Residential mortgage loans	1,564	1,024	-	3,517	6,105
Total accruing TDRs	$22,009	$13,329	$-	$82,259	$117,597

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

	As of December 31,2013
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$2,866	$1,352	$-	$4,218
Real estate construction loans	-	16,009	-	9,263	25,272
Commercial mortgage loans	1,443	2,168	-	1,843	5,454
Residential mortgage loans	241	2,206	-	1,378	3,825
Total non-accrual TDRs	$1,684	$23,249	$1,352	$12,484	$38,769

Troubled debt restructurings on accrual status totaled $104.3 million at December 31, 2014, and were comprised of 60 loans, a decrease of $13.3 million, compared to 64 loans totaling $117.6 million at December 31, 2013. TDRs at December 31, 2014, were comprised of nine commercial loans of $16.5 million, three hotel loans of $15.7 million, 31 single family residential loans of $13.6 million, two industrial and manufactural use building loans of $12.2 million, two land loans for residential purpose of $10.2 million, four commercial condos loans of $10.1 million, three retail shopping and commercial use building loans of $9.0 million, one multi-family residential loan of $6.1 million, one shopping center construction loan of $5.8 million, three office buildings loans of $3.5 million, and one warehouse loan of $1.6 million. We expect that the troubled debt restructuring loans on accruing status as of December 31, 2014, which are all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. The comparable TDRs at December 31, 2013, were comprised of 13 retail shopping and commercial use building loans of $44.2 million, ten office and commercial use building loans of $28.6 million, four hotel loans of $17.2 million, 25 single family residential loans of $20.0 million, two warehouses of $1.6 million, five commercial loans of $5.3 million, and five multi-family residential loans of $748,000. The activity within our TDR loans for 2014, 2013, and 2012 are shown below:

Accruing TDRs	2014	2013	2012
	(In thousands)
Beginning balance	$117,597	$144,695	$120,016
New restructurings	23,740	21,382	53,958
Restructured loans restored to accrual status	962	6,851	8,356
Charge-offs	-	(78)	(251)
Payments	(13,256)	(52,362)	(5,159)
Restructured loans placed on non-accrual	(24,687)	(2,891)	(32,225)
Ending balance	$104,356	$117,597	$144,695

Non-accrual TDRs	2014	2013	2012
	(In thousands)
Beginning balance	$38,769	$47,731	$50,870
New restructurings	1,331	6,226	12,304
Restructured loans placed on non-accrual	24,687	2,891	32,225
Charge-offs	(8,937)	(2,124)	(4,182)
Payments	(11,710)	(4,295)	(33,931)
Foreclosures	(1,560)	(4,809)	(1,199)
Restructured loans restored to accrual status	(962)	(6,851)	(8,356)

Ending balance	$41,618	$38,769	$47,731

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  There were no loans modified as TDRs during the previous twelve months that subsequently defaulted as of December 31, 2014.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty. As of December 31, 2014, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

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

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loans as an active asset is no longer warranted.

The following tables present loan portfolio by risk rating as of December 31, 2014, and as of December 31, 2013:

	As of December 31, 2014
	Pass/Watch	Special Mention	Substandard	Doubtful	Total

Commercial loans	$2,260,474	$47,619	$72,561	$1,839	$2,382,493
Real estate construction loans	272,927	-	25,227	500	298,654
Commercial mortgage loans	4,213,453	105,970	167,020	-	4,486,443
Residential mortgage and equity lines	1,733,248	-	9,690	-	1,742,938
Installment and other loans	3,552	-	-	-	3,552

Total gross loans	$8,483,654	$153,589	$274,498	$2,339	$8,914,080

Loans held for sale	$-	$-	$973	$-	$973

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

	As of December 31, 2013
	Pass/Watch	Special Mention	Substandard	Doubtful	Total

Commercial loans	$2,108,191	$84,786	$102,088	$3,659	$2,298,724
Real estate construction loans	184,449	-	33,939	3,313	221,701
Commercial mortgage loans	3,686,788	127,436	208,827	-	4,023,051
Residential mortgage and equity lines	1,510,647	-	15,885	-	1,526,532
Installment and other loans	14,555	-	-	-	14,555

Total gross loans	$7,504,630	$212,222	$360,739	$6,972	$8,084,563

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of December 31, 2014, and as of December 31, 2013.

		Real Estate	Commercial	Residential
	Commercial	Construction	Mortgage	Mortgage	Consumer
	Loans	Loans	Loans	and Equity Lines	and Other	Total
	(In thousands)
December 31, 2014
Loans individually evaluated for impairment
Allowance	$1,263	$1,077	$8,993	$465	$-	$11,798
Balance	$23,489	$25,728	$109,194	$16,108	$-	$174,519

Loans collectively evaluated for impairment
Allowance	$46,238	$26,575	$65,680	$11,113	$16	$149,622
Balance	$2,359,004	$272,926	$4,377,249	$1,726,830	$3,552	$8,739,561

Total allowance	$47,501	$27,652	$74,673	$11,578	$16	$161,420
Total balance	$2,382,493	$298,654	$4,486,443	$1,742,938	$3,552	$8,914,080

December 31, 2013
Loans individually evaluated for impairment
Allowance	$2,519	$3,460	$6,584	$721	$-	$13,284
Balance	$31,968	$34,420	$114,544	$19,848	$-	$200,780

Loans collectively evaluated for impairment
Allowance	$62,584	$8,539	$78,169	$11,284	$29	$160,605
Balance	$2,266,756	$187,281	$3,908,507	$1,506,684	$14,555	$7,883,783

Total allowance	$65,103	$11,999	$84,753	$12,005	$29	$173,889
Total balance	$2,298,724	$221,701	$4,023,051	$1,526,532	$14,555	$8,084,563

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)
2013 Beginning Balance	$66,101	$23,017	$82,473	$11,703	$28	$183,322

Provision/(reversal) for possible loan losses	11,888	(13,302)	(2,500)	924	(10)	(3,000)

Charge-offs	(15,625)	-	(3,945)	(872)	-	(20,442)
Recoveries	2,739	2,284	8,725	250	11	14,009
Net Charge-offs	(12,886)	2,284	4,780	(622)	11	(6,433)

2013 Ending Balance	$65,103	$11,999	$84,753	$12,005	$29	$173,889
Reserve to impaired loans	$2,519	$3,460	$6,584	$721	$-	$13,284
Reserve to non-impaired loans	$62,584	$8,539	$78,169	$11,284	$29	$160,605
Reserve for off-balance sheet credit commitments	$909	$304	$111	$38	$1	$1,363

2014 Beginning Balance	$65,103	$11,999	$84,753	$12,005	$29	$173,889

Provision/(reversal) for possible loan losses	(22,244)	19,853	(8,197)	(558)	(26)	(11,172)

Charge-offs	(7,875)	(6,747)	(7,458)	(155)	-	(22,235)
Recoveries	12,517	2,547	5,575	286	13	20,938
Net Charge-offs	4,642	(4,200)	(1,883)	131	13	(1,297)

2014 Ending Balance	$47,501	$27,652	$74,673	$11,578	$16	$161,420
Reserve to impaired loans	$1,263	$1,077	$8,993	$465	$-	$11,798
Reserve to non-impaired loans	$46,238	$26,575	$65,680	$11,113	$16	$149,622
Reserve for off-balance sheet credit commitments	$923	$728	$259	$39	$-	$1,949

An analysis of the activity in the allowance for credit losses for the years ended December 31, 2014, 2013, and 2012 is as follows:

	December 31,
	2014	2013	2012
Allowance for Loan Losses	(In thousands)
Balance at beginning of year	$173,889	$183,322	$206,280
(Reversal)/provision for credit losses	(10,800)	(3,000)	(9,000)
Transfers (to)/from reserve for off-balance sheet credit commitments	(372)	-	706
Loans charged off	(22,235)	(20,442)	(32,791)
Recoveries of charged off loans	20,938	14,009	18,127
Balance at end of year	$161,420	$173,889	$183,322
Reserve for Off-balance Sheet Credit Commitments
Balance at beginning of year	$1,363	$1,363	$2,069
Provision for credit losses/transfers	586	-	(706)
Balance at end of year	$1,949	$1,363	$1,363

Residential mortgage loans in process of formal foreclosure proceedings were $2.3 million at December 31, 2014, compared to $4.0 million at December 31, 2013.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

6.     Other Real Estate Owned

At December 31, 2014, the net carrying value of other real estate owned (“OREO”) decreased $21.5 million, or 40.6%, to $31.5 million from $53.0 million at December 31, 2013. The carrying amount of foreclosed residential real estate properties held were $4.7 million at December 31, 2014, compared to $202,000 at December 31, 2013. OREO located in California was $4.1 million and was comprised primarily of one residential property of $2.0 million, four commercial use buildings of $1.2 million, one residential construction project of $526,000, one parcel of land zoned for residential purpose of $243,000, and one parcel of land zoned for commercial purpose of $235,000. OREO located in Texas was $15.7 million and was comprised of three parcels of land zoned for commercial purpose of $12.3 million, one medical office building of $1.6 million, a retail store of $761,000, a commercial building construction project of $752,000, and a shopping center of $304,000. OREO located in Illinois was $4.0 million and was comprised of two multi-family residential properties of $3.1 million and an office of $921,000. OREO located in the state of Washington was an office and commercial use building of $3.8 million. OREO located in the state of New York was $3.8 million and was comprised of one residential property of $2.7 million and a retail store of $1.1 million.

For 2013, OREO located in California was $10.9 million and was comprised primarily of eight parcels of land zoned for residential purpose of $9.0 million, three commercial use buildings of $564,000, three commercial building construction projects of $635,000, one residential construction project of $530,000, and one parcel of land zoned for commercial purpose of $235,000. OREO located in Texas was $27.3 million and was comprised of three office and commercial use buildings of $12.5 million, six parcels of land zoned for residential purposes of $12.7 million, four commercial building construction projects of $1.3 million and a retail store of $766,000. OREO located in the state of Washington was $6.5 million and was comprised three parcels of land zoned for residential purpose of $667,000 and one office and commercial use building of $5.8 million. OREO located in the state of New York was one office and commercial use building $893,000. OREO located in the state of North Carolina was one commercial use building of $4.1 million. OREO located in Illinois was $3.3 million and was comprised of one condominium property of $2.4 million, two commercial use properties of $639,000 and one residential property of $202,000.

An analysis of the activity in the valuation allowance for other real estate losses for the years ended December 31, 2014, 2013, and 2012 is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance, beginning of year	$13,384	$19,556	$26,422
Provision/(Reversal) for losses	1,619	(2,122)	10,668
OREO disposal	(12,893)	(4,050)	(17,534)
Balance, end of year	$2,110	$13,384	$19,556

The following table presents the components of other real estate owned expense for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Operating expense	$1,142	$3,680	$4,817
Provision/(reversal) for losses	1,619	(2,122)	10,668
Net gain on transfers and disposals	(4,065)	(1,793)	(369)
Total other real estate owned expense	$(1,304)	$(235)	$15,116

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

7.     Investments in Affordable Housing

      The Company has invested in certain limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States. The Company’s investments in these partnerships were $104.6 million at December 31, 2014, and $84.1 million at December 31, 2013. At December 31, 2014, and December 31, 2013, seven of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s Consolidated Financial Statements increased total assets and liabilities by $24.8 million at December 31, 2014, and by $23.8 million at December 31, 2013. Other borrowings for affordable housing limited partnerships were $19.9 million at December 31, 2014, and $19.1 million at December 31, 2013; recourse is limited to the assets of the limited partnerships. Unfunded commitments for affordable housing limited partnerships of $22.0 million as of December 31, 2014, and $7.0 million as of December 31, 2013, were recorded under other liabilities.

       Each of the partnerships must meet regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining tax credits to be utilized over a multiple-year period are $57.7 million for Federal and $1.4 million for state at December 31, 2014. The Company’s usage of tax credits approximated $10.2 million in 2014, $9.8 million in 2013, and $9.2 million in 2012. Losses in excess of the Bank’s investment in two limited partnerships have not been recorded in the Company’s Consolidated Financial Statements because the Company had fully satisfied all capital commitments required under the respective limited partnership agreements.

8.     Premises and Equipment

      Premises and equipment consisted of the following as of December 31, 2014, and December 31, 2013:

	As of December 31,
	2014	2013
	(In thousands)
Land and land improvements	$33,543	$33,441
Building and building improvements	74,550	73,756
Furniture, fixtures and equipment	47,936	44,278
Leasehold improvement	14,006	12,753
Construction in process	54	1,160
	170,089	165,388
Less: Accumulated depreciation/amortization	70,407	63,343
Premises and equipment, net	$99,682	$102,045

The amount of depreciation/amortization included in operating expense was $7.1 million in 2014, $6.7 million in 2013, and $5.9 million in 2012.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

9.        Deposits

The following table displays deposit balances as of December 31, 2014, and December 31, 2013:

	As of December 31,
	2014	2013
	(In thousands)
Demand	$1,664,914	$1,441,858
NOW accounts	778,691	683,873
Money market accounts	1,538,187	1,286,338
Saving accounts	533,940	499,520
Time deposits under $100,000	1,162,547	931,204
Time deposits of $100,000 or more	3,105,181	3,138,512
Total	$8,783,460	$7,981,305

Time deposits outstanding as of December 31, 2014, mature as follows.

	Expected Maturity Date at December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
	(In thousands)
Time deposits, $100,000 and over	$2,601,143	$163,048	$238,333	$61,992	$40,665	$-	$3,105,181
Other time deposits	772,529	162,465	109,302	116,420	1,820	11	1,162,547
	$3,373,672	$325,513	$347,635	$178,412	$42,485	$11	$4,267,728

Accrued interest payable on customer deposits was $2.3 million at December 31, 2014, $2.0 million at December 31, 2013, and $2.1 million at December 31, 2012. The following table summarizes the interest expense on deposits by account type for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Interest bearing demand	$1,229	$1,017	$792
Money market accounts	8,627	7,034	5,938
Saving accounts	802	374	365
Time deposits	35,111	31,964	40,278
Total	$45,769	$40,389	$47,373

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

10.     Borrowed Funds

Securities Sold under Agreements to Repurchase. Securities sold under agreements to repurchase were $450.0 million with a weighted average rate of 3.85% at December 31, 2014, compared to $800.0 million with a weighted average rate of 3.87% at December 31, 2013. In 2014, the Company prepaid securities sold under agreements to repurchase totaling $100 million with a weighted average rate of 3.5% and incurred prepayment penalties of $3.4 million. In 2013, the Company prepaid securities sold under agreements to repurchase totaling $450 million with a weighted average rate of 3.79% and incurred prepayment penalties of $22.6 million. Four floating-to-fixed rate agreements totaling $200.0 million have initial floating rates for one year, with floating rates of three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.89% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. One fixed-to-floating rate agreement of $50.0 million had an initial fixed rate of 1.00% with initial fixed rate term of nine months. For the remaining term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate of 3.50% and a minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. The table below provides summary data for the $250.0 million of callable securities sold under agreements to repurchase as of December 31, 2014:

(Dollars in millions)	Fixed-to-floating	Floating-to-fixed	Total
Rate type	Float Rate	Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.50%
Minimum rate	0.0%
No. of agreements	1	4	5
Amount	$50.0	$200.0	$250.0
Weighted average rate	3.50%	5.00%	4.70%
Final maturity	2015	2017

The table below provides summary data for non-callable fixed rate securities sold under agreements to repurchase as of December 31, 2014:

	No. of	Amount	Weighted Average
Maturity	Agreements	(In thousands)	Interest Rate
1 year to 3 years	2	$100,000	2.71%
3 years to 5 years	2	100,000	2.86%
Total	4	$200,000	2.78%

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency securities, and mortgage-backed securities with a fair value of $516.3 million as of December 31, 2014, and $906.1 million as of December 31, 2013.

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	2014	2013	2012
	(Dollars in thousands)

Average amount outstanding during the year (1)	$629,315	$972,329	$1,361,475
Maximum amount outstanding at month-end (2)	700,000	1,200,000	1,400,000
Balance, December 31	450,000	800,000	1,250,000
Rate, December 31	3.85%	3.87%	3.84%
Weighted average interest rate for the year	3.92%	3.88%	4.09%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were January 2014, January 2013, and January 2012.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Advances from the FHLB were $425.0 million with a weighted average rate of 0.32% at December 31, 2014, compared to $521.2 million with weighted average rate of 0.17% at December 31, 2013. The Company prepaid $171.2 million advances from the FHLB at a rate of 1.08% with prepayment penalties of $527,000 in 2014 and did not prepay any advances from the FHLB in 2013.

The following relates to the outstanding advances at December 31, 2014, and 2013:

	2014		2013
	Amount	Weighted Average	Amount	Weighted Average
Maturity	(In thousands)	Interest Rate	(In thousands)	Interest Rate
Within 90 days	$400,000	0.27%	$475,000	0.06%
4 - 5 years	25,000	1.13%	46,200	1.24%
Total	$425,000	0.32%	$521,200	0.17%

Other Liabilities. On November 23, 2004, the Company entered into an agreement with its Chief Executive Officer (“CEO”) pursuant to which the CEO agreed to defer any bonus amounts in excess of $225,000 for the year ended December 31, 2005, until the later of January 1 of the first year following the CEO’s separation from service or the first day of the seventh month following the CEO’s separation from service. Accordingly, an amount equal to $610,000 was deferred in 2004 and was accrued in other liabilities in the consolidated balance sheet. The Company agreed to accrue interest on the deferred portion of the bonus at 7.0% per annum compounded quarterly. The deferred amount will be increased each quarter by the amount of interest computed for that quarter. On November 23, 2014, the interest rate was reset to 5.06% based on 275 basis points above the interest rate on the ten-year Treasury Note on that date. On March 13, 2014, the Compensation Committee of the Company awarded the Company’s CEO a cash bonus in the amount of $300,000 for the quarter ended December 31, 2013, and provided as part of the award that payment of the bonus would be deferred until the later of January 1 of the first year following the CEO’s separation from service or the first day of the seventh month following the CEO’s separation from service. The Company accrues interest on the deferred bonus at 5.02% per annum compounded quarterly. Beginning on the fifth anniversary of the agreement, the interest rate will be reset at 350 basis points above the then prevailing interest rate on the five-year Treasury Note.

Interest of $93,000 during 2014, $77,000 during 2013, and $71,000 during 2012 was accrued on deferred bonus. The balance was $1.5 million at December 31, 2014, and $1.1 million at December 31, 2013.

11.       Capital Resources

The Company participated in the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program under the Emergency Economic Stabilization Act of 2008. Upon the approval of participation, the U.S. Treasury purchased the Company’s senior preferred stock on December 5, 2008, in the amount of $258.0 million. The senior preferred stock paid cumulative compounding dividends at a rate of 5% per year for the first five years, and thereafter at a rate of 9% per year. The shares are non-voting, other than class voting rights on matters that could adversely affect the shares. In conjunction with the purchase of senior preferred shares, the U.S. Treasury received warrants to purchase 1,846,374 shares of common stock at the exercise price of $20.96 with an aggregate exercise price equal to $38.7 million, 15% of the senior preferred stock amount that U.S. Treasury invested. In 2013, the Company redeemed all $258 million Series B Preferred Stock issued under the U.S. Treasury's TARP Capital Purchase Program. On December 9, 2013, the U.S. Treasury sold all of the warrants that it held for $13.1 million, or $7.20 per warrant, through a secondary public offering.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

The five special purpose trusts are considered variable interest entities. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the Consolidated Financial Statements of the Company. The Junior Subordinated Notes are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes. Interest expense on the Junior Subordinated Notes was $4.5 million for 2014, $3.0 million for 2013, and $3.2 million for 2012.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

      The table below summarizes the outstanding Junior Subordinated Notes issued by the Company to each trust as of December 31, 2014:

		Principal	Not			Current	Date of	Payable/
	Issuance	Balance of	Redeemable	Stated	Annualized	Interest	Rate	Distribution
Trust Name	Date	Notes	Until	Maturity	Coupon Rate	Rate	Change	Date
(Dollars in thousands)
Cathay Capital Trust I	June 26, 2003	$20,619	June 30, 2008	June 30, 2033	3-month LIBOR+ 3.15%	3.41%	December 30, 2014	March 30 June 30 September 30 December 30

Cathay Statutory Trust I	September 17, 2003	20,619	September 17, 2008	September 17, 2033	3-month LIBOR + 3.00%	3.24%	December 17, 2014	March 17 June 17 September 17 December 17

Cathay Capital Trust II	December 30, 2003	12,887	March 30, 2009	March 30, 2034	3-month LIBOR + 2.90%	3.16%	December 30, 2014	March 30 June 30 September 30 December 30

Cathay Capital Trust III	March 28, 2007	46,392	June 15, 2012	June 15, 2037	3-month LIBOR + 1.48%	1.72%	December 15, 2014	March 15 June 15 September 15 December 15

Cathay Capital Trust IV	May 31, 2007	18,619	September 6, 2012	September 6, 2037	3-month LIBOR + 1.4%	1.64%	December 8, 2014	March 6 June 6 September 6 December 6

Total Junior Subordinated Notes		$119,136

12.     Income Taxes

     For the years ended December 31, 2014, 2013, and 2012, the current and deferred amounts of the income tax expense are summarized as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current:
Federal	$36,180	$62,254	$44,263
State	14,481	23,295	17,081
Total Current	$50,661	$85,549	$61,344
Deferred:
Federal	23,783	(11,162)	3,755
State	7,521	(3,952)	1,029
Total Deferred	$31,304	$(15,114)	$4,784
Total income tax expense/(benefit)	$81,965	$70,435	$66,128

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes. Net deferred tax assets at December 31, 2014, and at December 31, 2013, are included in other assets in the accompanying Consolidated Balance Sheets and are as follows:

	As of December 31,
	2014	2013
	(In thousands)
Deferred Tax Assets
Loan loss allowance, due to differences in computation of bad debts	$66,999	$89,560
Share-based compensation	12,808	13,573
Accrual for bonuses	4,585	3,380
Non-accrual interest	3,735	3,968
Accrual for litigation	2,918	2,415
Write-down on equity securities and venture capital investments	2,697	2,857
Write-down on other real estate owned	1,357	8,595
State tax	3,253	6,493
Unrealized loss on interest rate swaps	1,739	-
Unrealized loss on securities available-for-sale, net	2,301	21,569
Other, net	2,179	4,214
Gross deferred tax assets	104,571	156,624
Deferred Tax Liabilities
Basis difference in acquired assets	(3,321)	(3,138)
Dividends on Federal Home Loan Bank common stock	(1,927)	(2,986)
Other, net	(3,075)	(2,773)
Gross deferred tax liabilities	(8,323)	(8,897)
Valuation allowance	-	(1,263)
Net deferred tax assets	$96,248	$146,464

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

The Company had income tax refunds receivables of $18.1 million at December 31, 2014, and $8.6 million at December 31, 2013. These income tax receivables are included in other assets in the accompanying Consolidated Balance Sheets. At December 31, 2014, the Company had Federal net operating loss carry forwards of approximately $0.8 million which expire through 2022. The Federal net operating loss carry-forwards were acquired in connection with the Company’s acquisition of United Heritage Bank.

At both December 31, 2014 and 2013, there were no unrecognized tax benefits. The Company’s tax returns are open for audits by the Internal Revenue Service back to 2011 and by the California Franchise Tax Board back to 2003. The Company is under audit by the California Franchise Tax Board for the years 2003 to 2007. As the Company is presently under audit by a number of tax authorities, it is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

      Income tax expense results in effective tax rates that differ from the statutory Federal income tax rate for the years indicated as follows:

	Year Ended December 31,
	2014		2013		2012
	(In thousands)
Tax provision at Federal statutory rate	$76,928	35.0%	$67,752	35.0%	$64,248	35.0%
State income taxes, net of Federal income tax benefit	14,324	6.6	12,573	6.5	11,772	6.4
Interest on obligations of state and political subdivisions, which are exempt from Federal taxation	-	-	(348)	(0.2)	(1,456)	(0.8)
Low income housing and other tax credits	(10,014)	(4.6)	(10,056)	(5.2)	(9,353)	(5.1)
Other, net	727	0.3	514	0.3	917	0.5
Total income tax expense	$81,965	37.3%	$70,435	36.4%	$66,128	36.0%

13.     Stockholders’ Equity and Earnings per Share

       As a bank holding company, the Bancorp’s ability to pay dividends will depend upon the dividends it receives from the Bank and on the income it may generate from any other activities in which it may engage, either directly or through other subsidiaries.

Under California banking law, the Bank may not, without regulatory approval, pay a cash dividend that exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2014, is restricted to approximately $57.2 million.

During 2003, the Bank formed Cathay Real Estate Investment Trust (“Trust”) to provide the Bank flexibility in raising capital. In 2003 and 2004, the Trust sold to accredited investors $8.6 million of its 7.0% Series A Non-Cumulative preferred stock which pays dividends, if declared, at the end of each quarter. This preferred stock qualified as Tier 1 capital under current regulatory guidelines. The Company paid dividends of $605,000 in 2013 and $605,000 in 2012. The Bank dissolved the Trust on December 23, 2013.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the years ended December 31, 2014, and 2013 was as follows:

	2014			2013
	Pre-tax	Tax expense/ (Benefit)	Net-of-tax	Pre-tax	Tax expense/ (Benefit)	Net-of-tax
	(In thousands)
Beginning balance, (loss)/income, net of tax
Securities available-for sale			$(29,729)			$465
Cash flow hedge derivatives			-			-
Total			$(29,729)			$465
Net unrealized gains/(losses) arising during the period
Securities available-for sale	$39,077	$16,431	$22,646	$(117,515)	$(49,407)	$(68,108)
Cash flow hedge derivatives	(4,136)	(1,739)	(2,397)	-	-	-
Total	34,941	14,692	20,249	(117,515)	(49,407)	$(68,108)
Reclassification adjustment for net gains included in net income
Securities available-for sale	6,748	2,837	3,911	27,362	11,503	15,859
Cash flow hedge derivatives	-	-	-	-	-	-
Total	6,748	2,837	3,911	27,362	11,503	15,859
Net unrealized gains arising from transferring securities held-to-maturity to available-for-sale	-	-	-	38,052	15,997	22,055
Total other comprehensive income/(loss)
Securities available-for sale	45,825	19,268	26,557	(52,101)	(21,907)	(30,194)
Cash flow hedge derivatives	(4,136)	(1,739)	(2,397)	-	-	-
Total	$41,689	$17,529	$24,160	$(52,101)	$(21,907)	$(30,194)
Ending balance, loss, net of tax
Securities available-for sale			$(3,172)			$(29,729)
Cash flow hedge derivatives			(2,397)			-
Total			$(5,569)			$(29,729)

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

      Pursuant to the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program under the Emergency Economic Stabilization Act of 2008, on December 5, 2008, the U.S. Treasury purchased 258,000 shares of the Company’s Series B Preferred Stock in the amount of $258.0 million. The Series B Preferred Stock paid cumulative compounding dividends at a rate of 5% per year for the first five years, and thereafter at a rate of 9% per year. In conjunction with the purchase of senior preferred shares, the U.S. Treasury received warrants to purchase 1,846,374 shares of common stock at the exercise price of $20.96 per share with an aggregate market price equal to $38.7 million, or 15%, of the senior preferred stock amount that the U.S. Treasury invested. The exercise price of $20.96 on warrants was calculated based on the average of closing prices of the Company’s common stock on the 20 trading days ending on the last trading day prior to November 17, 2008, the date that the Company received the preliminary approval of the purchase from the U.S. Treasury. In 2013, the Company redeemed all $258 million Series B Preferred Stock issued under the U.S. Treasury's TARP Capital Purchase Program. On December 9, 2013, the U.S. Treasury sold all of the warrants that it held for $13.1 million, or $7.20 per warrant, through a secondary public offering.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

      The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	Year Ended December 31,
	2014			2013			2012
			Per			Per			Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except shares and per share data)
Net income	$137,830			$123,143			$117,438
Dividends on preferred stock	-			(9,685)			(16,488)
Basic EPS, income/(loss)	$137,830	79,661,571	$1.73	$113,458	78,954,898	$1.44	$100,950	78,719,133	$1.28

Effect of dilutive stock options		445,324			183,085			4,164

Diluted EPS, income/(loss)	$137,830	80,106,895	$1.72	$113,458	79,137,983	$1.43	$100,950	78,723,297	$1.28

Options to purchase an additional 2.0 million shares at December 31, 2014, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. Options to purchase an additional 2.2 million shares at December 31, 2013, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

      Financial instruments for which contract amounts represent the amount of credit risk include the following:

	As of December 31,
	2014	2013
	(In thousands)
Commitments to extend credit	$2,071,766	$1,858,669
Standby letters of credit	53,910	45,058
Commercial letters of credit	48,143	54,098
Bill of lading guarantees	108	80
Total	$2,173,927	$1,957,905

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

      As of December 31, 2014, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

As of December 31, 2014, commitments to extend credit of $2.1 billion include commitments to fund fixed rate loans of $125.8 million and adjustable rate loans of $1.9 billion.

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

      Leases. The Company is obligated under a number of operating leases for premises and equipment with terms ranging from one to 25 years, many of which provide for periodic adjustment of rentals based on changes in various economic indicators. Rental expense was $8.2 million for 2014, $7.7 million for 2013, and $7.4 million for 2012. The following table shows future minimum payments under operating leases with terms in excess of one year as of December 31, 2014.

Year Ending December 31,	Commitments
(In thousands)
2015	$6,767
2016	5,840
2017	4,349
2018	3,888
2019	2,431
Thereafter	5,552
Total minimum lease payments	$28,827

      Rental income was $0.2 million for 2014, $0.3 million for 2013, and $0.3 million for 2012. The following table shows future rental payments to be received under operating leases with terms in excess of one year as of December 31, 2014:

Year Ending December 31,	Commitments
(In thousands)
2015	$65
2016	46
2017	47
2018	49
2019	33
Thereafter	-
Total minimum lease payments to be received	$240

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

15.           Financial Derivatives

It is our policy not to speculate on the future direction of interest rates. However, we enter into financial derivatives in order to seek mitigation of exposure to interest rate risks related to our interest-earning assets and interest-bearing liabilities. We believe that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in our assets or liabilities and against risk in specific transactions. In such instances, we may protect our position through the purchase or sale of interest rate futures contracts for a specific cash or interest rate risk position. Other hedging transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds. Prior to considering any hedging activities, we seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges will require an assessment of basis risk and must be approved by the Bancorp or the Bank’s Investment Committee.

In May 2014, the Bancorp entered into five interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of three-month LIBOR at a weighted average rate of 0.24%. As of December 31, 2014, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $2.4 million, net of taxes, was included in other comprehensive income. The amount of periodic net settlement of interest rate swaps included in interest expense was $1.5 million in 2014. As of December 31, 2014, the ineffective portion of these interest rate swaps was not significant.

In June 2014, the Bank entered into ten interest rate swap contracts in the notional amount of $148.1 million for various terms from four to eight years. In October 2014, the Bank entered into four additional interest rate swap contracts in the notional amount of $34.9 million. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.60% and receives a variable rate at one month LIBOR rate plus a weighted average spread of 292 basis points, or at a weighted average rate of 3.08%. As of December 31, 2014, the notional amount of fair value interest rate swaps was $181.3 million and their unrealized loss of $489,000 was included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $1.3 million in 2014. As of December 31, 2014, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Company’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $7.5 million as of December 31, 2014.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At December 31, 2014, no option contracts were outstanding. Spot and forward contracts in the total notional amount of $167.0 million had a positive fair value of $1.9 million at December 31, 2014. Spot and forward contracts in the total notional amount of $178.9 million had a negative fair value of $5.0 million at December 31, 2014. At December 31, 2013, the notional amount of option contracts totaled $200,000 with a net positive fair value of $83. Spot and forward contracts in the total notional amount of $267.6 million had a positive fair value of $6.2 million at December 31, 2013. Spot and forward contracts in the total notional amount of $236.3 million had a negative fair value of $6.1 million at December 31, 2013.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at December 31, 2014, and at December 31, 2013:

As of December 31, 2014	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$664,004		$-	$664,004
Mortgage-backed securities	-	544,303	-	544,303
Collateralized mortgage obligations	-	45	-	45
Corporate debt securities	-	94,472	-	94,472
Mutual funds	5,866	-	-	5,866
Preferred stock of government sponsored entities	-	3,224	-	3,224
Other equity securities	-	7,021	-	7,021
Total securities available-for-sale	669,870	649,065	-	1,318,935
Warrants	-	-	27	27
Foreign exchange contracts	-	1,876	-	1,876
Total assets	$669,870	$650,941	$27	$1,320,838

Liabilities

Interest rate swaps	$-	$4,626	$-	$4,626
Foreign exchange contracts	-	5,007	-	5,007
Total liabilities	$-	$9,633	$-	$9,633

As of December 31, 2013	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$460,193	$-	$-	$460,193
Mortgage-backed securities	-	952,814	-	952,814
Collateralized mortgage obligations	-	6,106	-	6,106
Asset-backed securities	-	123	-	123
Corporate debt securities	-	150,304	-	150,304
Mutual funds	5,725	-	-	5,725
Preferred stock of government sponsored entities	-	11,403	-	11,403
Total securities available-for-sale	465,918	1,120,750	-	1,586,668
Trading securities	-	4,936	-	4,936
Warrants	-	-	30	30
Option contracts	-	-	-	-
Foreign exchange contracts	-	6,182	-	6,182
Total assets	$465,918	$1,131,868	$30	$1,597,816

Liabilities

Foreign exchange contracts	-	6,140	-	6,140
Total liabilities	$-	$6,140	$-	$6,140

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at December 31, 2014 and 2013, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at December 31, 2014, and at December 31, 2013, and the total losses for the periods indicated:

	As of December 31, 2014				Total Losses/(Gains)
	Fair Value Measurements Using				For the Twelve Months Ended
	Level 1	Level 2	Level 3	Total at Fair Value	December 31, 2014	December 31, 2013
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$3,774	$3,774	$17	$5,731
Commercial mortgage loans	-	-	25,029	25,029	3,914	125
Construction- residential	-	-	-	-	-	-
Construction- other	-	-	7,625	7,625	-	-
Residential mortgage and equity lines	-	-	13,126	13,126	27	213
Land loans	-	-	-	-	-	-
Total impaired loans	-	-	49,554	49,554	3,958	6,069
Other real estate owned (1)	-	16,458	4,110	20,568	202	(3,134)
Investments in venture capital and private company stock	-	-	5,495	5,495	436	409
Equity investments		-	617	617	-	-
Total assets	$-	$16,458	$59,776	$76,234	$4,596	$3,344

(1) Other real estate owned balance of $31.5 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2013				Total Losses
	Fair Value Measurements Using				For the Twelve Months Ended
	Level 1	Level 2	Level 3	Total at Fair Value	December 31, 2013	December 31, 2012
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$7,584	$7,584	$5,731	$-
Commercial mortgage loans	-	-	29,001	29,001	125	440
Construction- residential	-	-	500	500	-	-
Construction- other	-	-	15,363	15,363	-	65
Residential mortgage and equity lines	-	-	14,236	14,236	213	605
Land loans	-	-	29	29	-	162
Total impaired loans	-	-	66,713	66,713	6,069	1,272
Other real estate owned (1)	-	13,248	26,498	39,746	(3,134)	10,904
Investments in venture capital and private company stock	-	-	8,900	8,900	409	309
Equity investments	642	-	-	642	-	181
Total assets	$642	$13,248	$102,111	$116,001	$3,344	$12,666

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are the expected life of warrant ranging from 1 to 6 years, risk-free interest rate from 0.68% to 1.83%, and stock volatility of the Company from 9.42% to 16.0%.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Fair Value of Financial Instruments

	December 31, 2014		December 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$176,830	$176,830	$153,747	$153,747
Short-term investments	489,614	489,614	516,938	516,938
Securities available-for-sale	1,318,935	1,318,935	1,586,668	1,586,668
Trading securities	-	-	4,936	4,936
Loans held for sale	973	1,225	-	-
Loans, net	8,740,268	8,688,072	7,897,187	7,760,490
Investment in Federal Home Loan Bank stock	30,785	30,785	25,000	25,000
Warrants	27	27	30	30

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$-	$-	$200	$0
Foreign exchange contracts	167,005	1,876	267,644	6,182

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$8,783,460	$8,785,342	$7,981,305	$7,977,639
Securities sold under agreements to repurchase	450,000	473,816	800,000	852,835
Advances from Federal Home Loan Bank	425,000	424,974	521,200	521,560
Other borrowings	19,934	17,978	19,062	16,107
Long-term debt	119,136	59,425	121,136	58,970

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$178,868	$5,007	$236,350	$6,140
Interest rate swaps	300,480	4,626	-	-

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$2,071,766	$(3,442)	$1,858,669	$(2,187)
Standby letters of credit	53,910	(243)	45,058	(205)
Other letters of credit	48,142	(29)	54,098	(34)
Bill of lading guarantees	108	-	80	-

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the level in the fair value hierarchy for the estimated fair values of only financial instruments that are not already on the Consolidated Balance Sheets at fair value at December 31, 2014, and December 31, 2013.

	As of December 31, 2014
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$176,830	$176,830	$-	$-
Short-term investments	489,614	489,614	-	-
Securities available-for-sale	1,318,935	669,870	649,065	-
Loans held-for-sale	1,225	-	-	1,225
Loans, net	8,688,072	-	-	8,688,072
Investment in Federal Home Loan Bank stock	30,785	-	30,785	-
Warrants	27	-	-	27
Financial Liabilities
Deposits	8,785,342	-	-	8,785,342
Securities sold under agreement to repurchase	473,816	-	473,816	-
Advances from Federal Home Loan Bank	424,974	-	424,974	-
Other borrowings	17,978	-	-	17,978
Long-term debt	59,425	-	59,425	-

	As of December 31, 2013
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$153,747	$153,747	$-	$-
Short-term investments	516,938	516,938	-	-
Securities available-for-sale	1,586,668	465,917	1,120,751	-
Trading securities	4,936	-	4,936	-
Loans, net	7,760,490	-	-	7,760,490
Investment in Federal Home Loan Bank stock	25,000	-	25,000	-
Warrants	30	-	-	30
Financial Liabilities
Deposits	7,977,639	-	-	7,977,639
Securities sold under agreement to repurchase	852,835	-	852,835	-
Advances from Federal Home Loan Bank	521,560	-	521,560	-
Other borrowings	16,107	-	-	16,107
Long-term debt	58,970	-	58,970	-

18.        Employee Benefit Plans

     Employee Stock Ownership Plan. Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company can make annual contributions to a trust in the form of either cash or common stock of the Bancorp for the benefit of eligible employees. Employees are eligible to participate in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for each of two consecutive years for salaried part-time employees. The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations. The Company also pays for the administration of this plan and of the trust. The Company has not made contributions to the trust since 2004 and does not expect to make any contributions in the future. Effective June 17, 2004, the ESOP was amended to provide the participants the election either to reinvest the dividends on the Company stock allocated to their accounts or to have these dividends distributed to the participant. The ESOP trust purchased 11,887 shares in 2014, 3,825 shares in 2013, and 2,814 shares in 2012, of the Bancorp’s common stock at an aggregate cost of $301,902 in 2014, $92,000 in 2013, and $47,000 in 2012. The distribution of benefits to participants totaled 73,439 shares in 2014, 51,779 shares in 2013, and 116,124 shares in 2012. As of December 31, 2014, the ESOP owned 1,079,236 shares, or 1.4%, of the Company’s outstanding common stock.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

401(k) Plan. In 1997, the Board approved the Company’s 401(k) Profit Sharing Plan, which began on March 1, 1997. Salaried employees who have completed three months of service and have attained the age of 21 are eligible to participate. Enrollment dates are on January 1st, April 1st, July 1st, and October 1st of each year. Participants may contribute up to 75% of their eligible compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code. Participants may change their contribution election on the enrollment dates. The vesting schedule for the matching contribution is 0% for less than two years of service, 25% after two years of service and from then on, at an increment of 25% each year until 100% is vested after five years of service. Effective on October 1, 2014, the Company matches 100% on the first 4.0% of eligible compensation contributed per pay period by the participant, after one year of service. The Company’s contribution amounted to $1.4 million in 2014, $1.0 million in 2013, and $1.0 million in 2012. The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulations. Participants may also borrow up to 50% of the vested amount, with a maximum of $50,000. The minimum loan amount is $1,000.

19.      Equity Incentive Plans

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan. Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock, for up to 7,000,000 shares of the Company’s common stock on a split adjusted basis. In May 2005, the stockholders of the Company approved the 2005 Incentive Plan which provides that 3,131,854 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, or as restricted stock, or as restricted stock units. In conjunction with the approval of the 2005 Incentive Plan, the Bancorp agreed to cease granting awards under the Equity Incentive Plan. As of December 31, 2014, the only options granted by the Company under the 2005 Incentive Plan were non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. There were no options granted during the three years ended 2014. The Company expects to issue new shares to satisfy stock option exercises and the vesting of restricted stock units.

Cash received from exercises of stock options totaled $128,000 for 5,500 shares in 2014, $14.8 million for 594,946 shares in 2013, and $764,000 for 50,024 shares in 2012. Aggregate intrinsic value for options exercised was $16,000 in 2014 compared to $307,000 in 2013.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

A summary of stock option activity for 2014, 2013, and 2012 follows:

		Weighted-Average	Weighted-Average Remaining Contractual	Aggregate Intrinsic Value
	Shares	Exercise Price	Life (in years)	(in thousands)

Balance, December 31, 2011	4,356,985	28.86	3.0	$37
Exercised	(50,024)	$15.27
Forfeited	(310,331)	23.75
Balance, December 31, 2012	3,996,630	29.45	2.2	$-
Exercised	(594,946)	$24.80
Forfeited	(588,810)	22.86
Balance, December 31, 2013	2,812,874	31.81	1.9	$2,119
Exercised	(5,500)	$23.37
Forfeited	(474,470)	29.28
Balance, December 31, 2014	2,332,904	32.34	1.2	$1,388
Exercisable, December 31, 2014	2,332,904	$32.34	1.2	$1,388

At December 31, 2014, 2,984,895 shares were available under the 2005 Incentive Plan for future grants. The following table shows stock options outstanding and exercisable as of December 31, 2014, the corresponding exercise prices, and the weighted-average contractual life remaining:

	Outstanding
		Weighted-Average
		Remaining Contractual	Exercisable
Exercise Price	Shares	Life (in Years)	Shares

$37.00	563,610	0.1	563,610
32.47	245,060	0.2	245,060
33.54	264,694	0.4	264,694
36.90	211,730	1.1	211,730
38.26	12,000	1.3	12,000
36.24	410,730	1.1	410,730
23.37	625,080	3.2	625,080
	2,332,904	1.2	2,332,904

In addition to stock options, the Company also grants restricted stock units to eligible employees which vest subject to continued employment at the vesting dates.

The Company granted restricted stock units for 17,601 shares at an average closing price of $24.66 per share in 2014, 25,037 shares at an average closing price of $20.68 per share in 2013, and for 125,133 shares at an average closing price of $18.24 per share in 2012. The restricted stock units granted in 2014, 2013, and 2012 are scheduled to vest two years from grant date.

In December 2013, the Company granted performance share unit awards in which the number of units earned is calculated based on the relative total shareholder return (“TSR”) of the Company’s common stock as compared to the TSR of the KBW Regional Banking Index. In addition, the Company granted performance share unit awards in which the number of units earned is determined by comparison to the targeted EPS as defined in the award for the 2014 to 2016 period. Performance TSR restricted stock units for 119,840 shares and performance EPS restricted stock units for 116,186 shares were granted to eight executive officers in 2013. Both the performance TSR and performance EPS share awarded in 2013 are scheduled to vest at December 31, 2016. In December 2014, the Company granted additional performance TSR restricted stock units for 60,456 shares and performance EPS restricted stock units for 57,642 shares were granted to six executive officers. Both the performance TSR and performance EPS share awarded in 2014 are scheduled to vest at December 31, 2017.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents restricted stock unit activity for 2014, 2013, and 2012:

Units
Balance at December 31, 2011	171,410
Granted	125,133
Vested	(11,814)
Cancelled or forfeited	(28,113)
Balance at December 31, 2012	256,616
Granted	261,062
Vested	(138,220)
Balance at December 31, 2013	379,458
Granted	135,699
Vested	(122,832)
Cancelled or forfeited	(5,860)
Balance at December 31, 2014	386,465

The compensation expense recorded for restricted stock units was $3.8 million in 2014, $2.0 million in 2013, and $1.3 million in 2012. Unrecognized stock-based compensation expense related to restricted stock units was $6.5 million at December 31, 2014, and is expected to be recognized over the next 2.4 years.

In 2013, 52,431 shares of the Company’s common stock at the average price of $21.13 per share were issued to seven executive officers and recorded as compensation expense compared to 45,937 shares at the average price of $17.16 in 2012. Salary stock compensation expenses were $1.1 million in 2013 compared to $788,000 in 2012. There was no salary stock compensation in 2014.

The following table summarizes the tax benefit from options exercised:

	2014	2013	2012
	(In thousands)
Short-fall of tax deductions in excess of grant-date fair value	$(1,285)	$(2,509)	$(620)
Benefit of tax deductions on grant-date fair value	1,292	4,172	747
Total benefit of tax deductions	$7	$1,663	$127

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

20.     Condensed Financial Information of Cathay General Bancorp

The condensed financial information of the Bancorp as of December 31, 2014, and December 31, 2013, and for the years ended December 31, 2014, 2013, and 2012 is as follows:

Balance Sheets

	As of December 31,
	2014	2013
	(In thousands, except
	share and per share data)
Assets
Cash	$7,420	$1,835
Cash pledged as margin for interest rate swaps	7,465	-
Short-term certificates of deposit	23,203	38,000
Securities available for sale	10,244	11,404
Investment in bank subsidiaries	1,666,238	1,525,459
Investment in non-bank subsidiaries	2,631	2,536
Other assets	9,541	1,462
Total assets	$1,726,742	$1,580,696
Liabilities
Junior subordinated debt	$119,136	$121,136
Other liabilities	4,718	589
Total liabilities	123,854	121,725
Commitments and contingencies	-	-
Stockholders' equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 84,022,118 issued and 79,814,553 outstanding at December 31, 2014, and 83,797,434 issued and 79,589,869 outstanding at December 31, 2013	840	838
Additional paid-in-capital	789,519	784,489
Accumulated other comprehensive loss, net	(5,569)	(29,729)
Retained earnings	943,834	829,109
Treasury stock, at cost (4,207,565 shares at December 31, 2014, and at December 31, 2013)	(125,736)	(125,736)
Total stockholders' equity	1,602,888	1,458,971
Total liabilities and stockholders' equity	$1,726,742	$1,580,696

Statements of Operations

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash dividends from Cathay Bank	$30,000	$138,030	$154,700
Interest income	88	157	196
Interest expense	4,469	2,994	3,228
Non-interest income	10,144	434	3,718
Non-interest expense	2,248	2,443	2,064
Income before income tax benefit	33,515	133,184	153,322
Income tax benefit	1,478	(2,037)	(579)
Income before undistributed earnings of subsidiaries	32,037	135,221	153,901
Distributions more than earnings of subsidiaries	-	(12,078)	(36,463)
Undistributed earnings of subsidiary	105,793	-	-
Net income	$137,830	$123,143	$117,438

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from Operating Activities
Net income	$137,830	$123,143	$117,438
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends in excess of earnings of subsidiaries	-	12,078	36,463
Equity in undistributed earnings of subsidiaries	(105,793)	-	-
Gains on sale of securities	(10,689)	-	(3,380)
Income associated with debt redemption	(555)	-	-
Write-downs on venture capital and other investments	432	357	262
Write-downs on impaired securities	264	-	181
Loss in fair value of warrants	3	56	114
Stock issued to officers as compensation	350	-	-
Excess tax short-fall from stock options	1,285	2,509	620
Net change in other assets	(3,445)	(1,684)	1,820
Net change in other liabilities	(1,294)	27	71
Net cash provided by operating activities	18,388	136,486	153,589
Cash flows from Investment Activities
Decrease/(increase) in short-term investment	14,797	123,300	(142,300)
Proceeds from sale of available-for-sale securities	12,083	-	4,849
Purchase of available-for-sale securities	(7,920)	-	-
Venture capital and other investments	(590)	(835)	(694)
Net cash provided by/(used in) investment activities	18,370	122,465	(138,145)
Cash flows from Financing Activities
Redemption of Series B preferred stock	-	(258,000)	-
Repayment of long-term debt	(1,445)	-	-
Cash dividends	(23,104)	(12,606)	(16,049)
Proceeds from shares issued under the Dividend Reinvestment Plan	2,848	605	291
Proceeds from exercise of stock options	128	14,755	764
Taxes paid related to net share settlement of RSUs	(850)	-	-
Excess tax short-fall from share-based payment arrangements	(1,285)	(2,509)	(620)
Net cash used in financing activities	(23,708)	(257,755)	(15,614)
Increase/(decrease) in cash and cash equivalents	13,050	1,196	(170)
Cash and cash equivalents, beginning of year	1,835	639	809
Cash and cash equivalents, end of year	$14,885	$1,835	$639

21.     Dividend Reinvestment Plan

      The Company has a Dividend Reinvestment Plan which allows for participants’ reinvestment of cash dividends and certain optional additional investments in the Bancorp’s common stock. Shares issued under the plan and the consideration received were 116,957 shares for $2.8 million in 2014, 25,984 shares for $605,000 in 2013, and 17,956 shares for $291,000 in 2012.

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

      The Federal Deposit Insurance Corporation has established five capital ratio categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A well capitalized institution must have a Tier 1 capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 5%. At December 31, 2014 and 2013, the Bank qualified as well capitalized under the regulatory framework for prompt corrective action.

      The Bancorp’s and the Bank’s capital and leverage ratios as of December 31, 2014, and December 31, 2013, are presented in the tables below:

	As of December 31, 2014				As of December 31, 2013
	Company		Bank		Company		Bank
	Balance	Percentage	Balance	Percentage	Balance	Percentage	Balance	Percentage
	(Dollars in thousands)
Tier I Capital (to risk- weighted assets)	$1,406,511	14.96%	$1,353,481	14.42%	$1,288,892	15.04%	$1,244,480	14.53%
Tier I Capital minimum requirement	376,072	4.00	375,318	4.00	342,899	4.00	342,701	4.00
Excess	$1,030,439	10.96%	$978,163	10.42%	$945,993	11.04%	$901,779	10.53%
Total Capital (to risk- weighted assets)	$1,524,702	16.22%	$1,471,337	15.68%	$1,401,319	16.35%	$1,352,415	15.79%
Total Capital minimum requirement	752,144	8.00	750,637	8.00	685,799	8.00	685,402	8.00
Excess	$772,558	8.22%	$720,700	7.68%	$715,520	8.35%	$667,013	7.79%
Tier I Capital (to average assets) Leverage ratio	$1,406,511	12.99%	$1,353,481	12.52%	$1,288,892	12.48%	$1,244,480	12.06%
Minimum leverage requirement	433,121	4.00	432,350	4.00	413,158	4.00	412,815	4.00
Excess	$973,390	8.99%	$921,131	8.52%	$875,734	8.48%	$831,665	8.06%
Total average assets (1)	$10,828,015		$10,808,747		$10,328,952		$10,320,368
Risk-weighted assets	$9,401,803		$9,382,961		$8,572,487		$8,567,523

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

Financial instruments that are eligible for offset in the condensed consolidated balance sheets, as of December 31, 2014, and December 31, 2013, are presented in the following tables:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
December 31, 2014
Liabilities:
Securities sold under agreements to repurchase	$450,000	$-	$450,000	$-	$(450,000)	$-
Derivatives	4,626	-	4,626	-	(4,626)	-

December 31, 2013

Liabilities:
Securities sold under agreements to repurchase	$800,000	$-	$800,000	$-	$(800,000)	$-

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

24.        Quarterly Results of Operations (Unaudited)

      The following table sets forth selected unaudited quarterly financial data:

	Summary of Operations
	2014				2013
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Interest income	$106,043	$106,335	$105,062	$101,207	$101,621	$102,462	$100,862	$102,051
Interest expense	18,292	19,580	19,445	18,549	19,659	19,854	20,868	21,919
Net interest income	87,751	86,755	85,617	82,658	81,962	82,608	79,994	80,132
Reversal for credit losses	(2,000)	(5,100)	(3,700)	-	-	(3,000)	-	-
Net-interest income after provision for loan losses	89,751	91,855	89,317	82,658	81,962	85,608	79,994	80,132
Non-interest income	7,973	8,974	9,021	14,559	8,345	16,720	20,361	14,881
Non-interest expense	41,125	42,607	42,513	48,068	40,319	50,670	53,716	49,128
Income before income tax expense	56,599	58,222	55,825	49,149	49,988	51,658	46,639	45,885
Income tax expense	21,021	22,313	20,741	17,890	17,946	19,029	16,573	16,887
Net income	35,578	35,909	35,084	31,259	32,042	32,629	30,066	28,998
Less: net income attributable to noncontrolling interest	-	-	-	-	140	151	150	151
Net income attributable to Cathay General Bancorp	35,578	35,909	35,084	31,259	31,902	32,478	29,916	28,847
Dividends on preferred stock	-	-	-	-	-	(2,434)	(2,067)	(5,184)
Net income available to common stockholders	$35,578	$35,909	$35,084	$31,259	$31,902	$30,044	$27,849	$23,663
Basic net income attributable to common stockholders per common share	$0.45	$0.45	$0.44	$0.39	$0.40	$0.38	$0.35	$0.30
Diluted net income attributable to common stockholders per common share	$0.44	$0.45	$0.44	$0.39	$0.40	$0.38	$0.35	$0.30