Form 10-Q
period 2015-03-31
CATHAY GENERAL BANCORP
filed 2015-05-08
CIK 861842

UNITED STATES

securities and exchange commission

Washington, D.C. 20549

form 10-q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number	001-31830
Cathay General Bancorp
(Exact name of registrant as specified in its charter)
Delaware	95-4274680
(State of other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)
777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(213) 625-4700

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

Common stock, $.01 par value, 79,912,799 shares outstanding as of April 30, 2015.

CATHAY GENERAL BANCORP AND SUBSIDIARies

1st quarter 2015 REPORT ON FORM 10-Q

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

These and other factors are further described in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2014 (Item 1A in particular), other reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings it makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak to the date of this report. We have no intention and undertake no obligation to update any forward-looking statement or to publicly announce any revision of any forward-looking statement to reflect future developments or events, except as required by law.

Bancorp’s filings with the SEC are available at the website maintained by the SEC at http://www.sec.gov, or by request directed to Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attention: Investor Relations (626) 279-3286.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	March 31, 2015	December 31, 2014

Assets
Cash and due from banks	$182,159	$176,830
Short-term investments and interest bearing deposits	618,726	489,614
Securities available-for-sale (amortized cost of $1,197,922 in 2015 and $1,324,408 in 2014)	1,203,682	1,318,935
Loans held for sale	-	973
Loans	9,224,797	8,914,080
Less: Allowance for loan losses	(156,089)	(161,420)
Unamortized deferred loan fees, net	(11,116)	(12,392)
Loans, net	9,057,592	8,740,268
Federal Home Loan Bank stock	25,000	30,785
Other real estate owned, net	30,799	31,477
Affordable housing investments, net	129,829	104,579
Premises and equipment, net	98,512	99,682
Customers’ liability on acceptances	17,956	35,656
Accrued interest receivable	26,584	25,364
Goodwill	316,340	316,340
Other intangible assets, net	3,084	3,237
Other assets	199,826	143,106
Total assets	$11,910,089	$11,516,846

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$1,691,173	$1,664,914
Interest-bearing deposits:
NOW deposits	822,940	778,691
Money market deposits	1,551,453	1,538,187
Savings deposits	557,924	533,940
Time deposits under $100,000	1,241,529	1,162,547
Time deposits of $100,000 or more	3,248,231	3,105,181
Total deposits	9,113,250	8,783,460

Securities sold under agreements to repurchase	400,000	450,000
Advances from the Federal Home Loan Bank	485,000	425,000
Other borrowings for affordable housing investments	22,482	19,934
Long-term debt	119,136	119,136
Acceptances outstanding	17,956	35,656
Other liabilities	118,019	80,772
Total liabilities	10,275,843	9,913,958
Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 84,108,607 issued and 79,901,042 outstanding at March 31, 2015, and 84,022,118 issued and 79,814,553 outstanding at December 31, 2014	841	840
Additional paid-in-capital	787,956	789,519
Accumulated other comprehensive loss, net	(646)	(5,569)
Retained earnings	971,831	943,834
Treasury stock, at cost (4,207,565 shares at March 31, 2015, and at December 31, 2014)	(125,736)	(125,736)
Total equity	1,634,246	1,602,888
Total liabilities and equity	$11,910,089	$11,516,846

See accompanying notes to unaudited condensed consolidated financial statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2015	2014
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$100,100	$92,732
Investment securities	3,774	7,576
Federal Home Loan Bank stock	581	450
Deposits with banks	479	449
Total interest and dividend income	104,934	101,207

Interest Expense
Time deposits of $100,000 or more	6,773	6,664
Other deposits	4,793	4,028
Securities sold under agreements to repurchase	3,925	6,930
Advances from Federal Home Loan Bank	93	199
Long-term debt	1,424	728
Total interest expense	17,008	18,549

Net interest income before provision for credit losses	87,926	82,658
Reversal of provision for loan losses	(5,000)	-

Net interest income after credit for loan losses	92,926	82,658

Non-Interest Income
Securities (losses)/gains, net	(21)	5,960
Letters of credit commissions	1,268	1,468
Depository service fees	1,301	1,363
Other operating income	6,001	5,768
Total non-interest income	8,549	14,559

Non-Interest Expense
Salaries and employee benefits	22,616	23,451
Occupancy expense	4,021	3,862
Computer and equipment expense	2,502	2,302
Professional services expense	5,352	5,156
FDIC and State assessments	2,260	2,154
Marketing expense	820	564
Other real estate owned expense	483	759
Operations of affordable housing investments, net	2,383	2,436
Amortization of core deposit intangibles	177	172
Costs associated with debt redemption	-	3,376
Other operating expense	3,517	3,836
Total non-interest expense	44,131	48,068

Income before income tax expense	57,344	49,149
Income tax expense	21,364	17,890
Net income	35,980	31,259

Other comprehensive income, net of tax
Unrealized holding gain on securities available-for-sale	6,499	11,094
Less: reclassification adjustments included in net income	(12)	3,455
Unrealized holding loss on cash flow hedge derivatives	(1,588)	-
Total other comprehensive gain, net of tax	4,923	7,639
Total comprehensive income	$40,903	$38,898

Net income per common share:
Basic	$0.45	$0.39
Diluted	$0.45	$0.39
Cash dividends paid per common share	$0.10	$0.05
Average common shares outstanding
Basic	79,835,628	79,595,757
Diluted	80,309,383	80,039,382

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31
	2015	2014
	(In thousands)
Cash Flows from Operating Activities
Net income	$35,980	$31,259
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Credit for loan losses	(5,000)	-
Provision for losses on other real estate owned	181	617
Deferred tax liability	6,840	6,012
Depreciation	1,732	1,742
Net losses/(gains) on sale and transfer of other real estate owned	154	(559)
Net gains on sale of loans	(596)	(128)
Proceeds from sales of loans	10,360	4,525
Originations of loans held-for-sale	(8,791)	(4,397)
Net change in trading securities	-	4,936
Write-downs on venture capital investments	224	75
Net losses/(gains) on sales and calls of securities	21	(5,960)
Amortization/accretion of security premiums/discounts, net	502	867
Amortization of other intangible assets	197	196
Excess tax short-fall from share-based payment arrangements	4,395	1,227
Stock based compensation and stock issued to officers as compensation	1,570	1,353
Net change in accrued interest receivable and other assets	6,631	3,285
Net change in other liabilities	1,379	1,374
Net cash provided by operating activities	55,779	46,424

Cash Flows from Investing Activities
Increase in short-term investments	(129,112)	(103,368)
Purchase of investment securities available-for-sale	(703,305)	(246,498)
Proceeds from sale of investment securities available-for-sale	741,992	139,671
Proceeds from repayments, maturities and calls of investment securities available-for-sale	12,102	133,369
Purchase of Federal Home Loan Bank stock	-	(4,901)
Redemptions of Federal Home Loan Bank stock	5,785	-
Net increase in loans	(305,651)	(220,402)
Purchase of premises and equipment	(562)	(2,081)
Proceeds from sales of other real estate owned	1,043	6,379
Net increase in investment in affordable housing	(1,351)	(1,894)
Net cash used in investing activities	(379,059)	(299,725)

Cash Flows from Financing Activities

Net increase in deposits	329,724	251,032
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(50,000)	(100,000)
Advances from Federal Home Loan Bank	2,242,000	5,127,400
Repayment of Federal Home Loan Bank borrowings	(2,182,000)	(5,012,400)
Cash dividends paid	(7,983)	(3,980)
Proceeds from shares issued under Dividend Reinvestment Plan	1,289	386
Proceeds from exercise of stock options	88	-
Taxes paid related to net share settlement of RSUs	(114)	-
Excess tax short-fall from share-based payment arrangements	(4,395)	(1,227)
Net cash provided by financing activities	328,609	261,211

Increase in cash and cash equivalents	5,329	7,910
Cash and cash equivalents, beginning of the period	176,830	153,747
Cash and cash equivalents, end of the period	$182,159	$161,657

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$17,370	$19,533
Income taxes paid	$11,884	$12,444
Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$6,511	$7,639
Net change in unrealized holding loss on interest rate swaps	$(1,588)	$-
Transfers to other real estate owned from loans held for investment	$701	$-

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, the “Company”), seven limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of March 31, 2015, the Bank operated 21 branches in Southern California, 12 branches in Northern California, nine branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Nevada, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

3. Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. An entity should recognize compensation cost in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. ASU 2014-12 becomes effective for interim and annual periods beginning on or after December 15, 2015. Adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810).” This update requires that limited partnerships or similar legal entities must provide partners with either substantive kick-out rights or substantive participating rights over the general partner to be qualified as voting interest entities (“VIE”). Limited partnerships that qualify as voting interest entities and with a controlling financial interest should consolidate a limited partnership. ASU 2015-02 eliminates the specialized consolidate model and guidance for limited partnerships. There is no longer a presumption that a general partner should consolidate a limited partnership. This update specifies that fees paid to a decision maker are excluded from the evaluation of the economics criterion if the fees are both customary and commensurate with the level of effort required for the services provided. In instances in which no single party has a controlling financial interest in a VIE, related party relationships must be considered indirectly on a proportionate basis, rather than in their entirety. ASU 2015-02 becomes effective for interim and annual periods beginning on or after December 15, 2015.  Adoption of ASU 2015-02 is not expected to have a significant impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest- Imputation of Interest (Subtopic 835-30).” This update simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 becomes effective for interim and annual periods beginning on or after December 15, 2015.  Adoption of ASU 2015-03 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth earnings per common share calculations:

	Three months ended March 31,
(Dollars in thousands, except share and per share data)	2015	2014
Net income	$35,980	$31,259

Weighted-average shares:
Basic weighted-average number of common shares outstanding	79,835,628	79,595,757
Dilutive effect of weighted-average outstanding common share equivalents
Warrants	344,919	298,535
Options	108,457	101,698
Restricted stock units	20,379	43,392
Diluted weighted-average number of common shares outstanding	80,309,383	80,039,382

Average stock options and warrants with anti-dilutive effect	1,670,231	1,985,848
Earnings per common share:
Basic	$0.45	$0.39
Diluted	$0.45	$0.39

5. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock. As of March 31, 2015, the only options granted by the Company were non-statutory stock options to selected Bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. There were no options granted during the first quarter of 2015 or during 2014.

Option compensation expense was zero for the three months ended March 31, 2015, and for the three months ended March 31, 2014. Stock-based compensation was fully recognized over the requisite service period for all awards. For the first quarter ended March 31, stock options covering 3,750 shares were exercised in 2015 compared to zero in the first quarter of 2014. Cash received totaled $88,000 and the aggregate intrinsic value totaled $10,000 from the exercise of stock options during the first quarter ended March 31, 2015. The table below summarizes stock option activity for the periods indicated:

			Weighted-average
		Weighted-average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in thousands)
Balance, December 31, 2014	2,332,904	$32.34	1.2	$1,388
Exercised	(3,750)	23.37
Forfeited	(808,670)	35.63
Balance, March 31, 2015	1,520,484	$30.62	1.6	$3,156

Exercisable, March 31, 2015	1,520,484	$30.62	1.6	$3,156

In addition to stock options, the Company also grants restricted stock units to eligible employees which vest subject to continued employment at the vesting dates.

The Company granted restricted stock units of 37,675 shares at an average closing price of $27.53 per share in the first quarter of 2015 compared to 17,601 shares at an average closing price of $24.66 per share in 2014. The restricted stock units granted are scheduled to vest two years from grant date for 2014 grants and to vest three years from grant date for 2015 grants.

The Company granted performance share unit awards in which the number of units earned is calculated based on the relative total shareholder return (“TSR”) of the Company’s common stock as compared to the TSR of the KBW Regional Banking Index. In addition, the Company granted performance share unit awards in which the number of units earned is determined by comparison to the targeted EPS as defined in the award for the next three years. In December 2014, the Company granted performance TSR restricted stock units for 60,456 shares and performance EPS restricted stock units for 57,642 shares to six executive officers. Both the performance TSR and performance EPS units awarded in 2014 are scheduled to vest at December 31, 2017.

The following table presents restricted stock unit activity from December 31, 2014, to March 31, 2015:

Units
Balance at December 31, 2014	386,465
Granted	37,675
Vested	(16,709)
Forfeited	(7,265)
Balance at March 31, 2015	400,166

The compensation expense recorded for restricted stock units was $1.1 million for the first quarter ended March 31, 2015, compared to $1.0 million in the same period a year ago. Unrecognized stock-based compensation expense related to restricted stock units was $6.5 million at March 31, 2015, and is expected to be recognized over the next 2.3 years.

At March 31, 2015, 3,562,168 shares were available under the Company’s 2005 Incentive Plan for future grants calculated based on maximum number of earned shares from TSR and EPS restricted stock units.

The following table summarizes the tax benefit (short-fall) from share-based payment arrangements:

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Short-fall of tax deductions in excess of grant-date fair value	$(4,395)	$(1,227)
Benefit of tax deductions on grant-date fair value	4,442	1,227
Total benefit of tax deductions	$47	$-

6. Investment Securities

Investment securities were $1.20 billion at March 31, 2015, compared to $1.32 billion at December 31, 2014. The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of March 31, 2015, and December 31, 2014:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$349,830	$353	$-	$350,183
Mortgage-backed securities	756,758	3,904	333	760,329
Collateralized mortgage obligations	74	-	32	42
Corporate debt securities	74,946	730	1,165	74,511
Mutual funds	6,000	-	79	5,921
Preferred stock of government sponsored entities	6,686	844	3,584	3,946
Other equity securities	3,628	5,125	3	8,750
Total	$1,197,922	$10,956	$5,196	$1,203,682

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$664,206	$63	$265	$664,004
Mortgage-backed securities	549,296	1,393	6,386	544,303
Collateralized mortgage obligations	79	-	34	45
Corporate debt securities	94,943	776	1,247	94,472
Mutual funds	6,000	-	134	5,866
Preferred stock of government sponsored entities	6,276	681	3,733	3,224
Other equity securities	3,608	3,413	-	7,021
Total	$1,324,408	$6,326	$11,799	$1,318,935

The amortized cost and fair value of investment securities at March 31, 2015, by contractual maturities, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-For-Sale
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$174,987	$175,062
Due after one year through five years	194,247	195,198
Due after five years through ten years	65,595	65,057
Due after ten years (1)	763,093	768,365
Total	$1,197,922	$1,203,682

(1) Equity securities are reported in this category

Proceeds from sales of mortgage-backed securities were $406.9 million and from repayments, maturities and calls of mortgage-backed securities were $12.1 million during the first quarter of 2015 compared to proceeds from sales of $123.7 million and proceeds of $20.5 million from repayments, maturities, and calls during the same period a year ago. Proceeds from sales of other investment securities were $335.1 million during the first quarter of 2015 compared to $16.0 million during the same period a year ago. Proceeds from maturities and calls of other investment securities were zero during the first quarter of 2015 compared to $112.9 million during the same period a year ago. Gains of $1.7 million and losses of $1.7 million were realized on sales of investment securities during the first quarter of 2015 compared to gains of $6.0 million and losses of $67,000 realized during the same period a year ago.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of March 31, 2015, and December 31, 2014:

	March 31, 2015
	Temporarily impaired securities
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)

Securities Available-for-Sale
Mortgage-backed securities	$145,297	$332	$7	$1	$145,304	$333
Collateralized mortgage obligations	-	-	41	32	41	32
Corporate debt securities	-	-	43,835	1,165	43,835	1,165
Mutual funds	-	-	5,921	79	5,921	79
Preferred stock of government sponsored entities	2,597	3,584	-	-	2,597	3,584
Other equity securities	17	3	-	-	17	3
Total	$147,911	$3,919	$49,804	$1,277	$197,715	$5,196

	December 31, 2014
	Temporarily impaired securities
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$374,153	$265	$-	$-	$374,153	$265
Mortgage-backed securities	-	-	425,090	6,386	425,090	6,386
Collateralized mortgage obligations	-	-	45	34	45	34
Corporate debt securities	-	-	63,753	1,247	63,753	1,247
Mutual funds	-	-	5,866	134	5,866	134
Preferred stock of government sponsored entities	2,448	3,733	-	-	2,448	3,733
Total	$376,601	$3,998	$494,754	$7,801	$871,355	$11,799

At March 31, 2015, management believed the impairment was temporary and, accordingly, no impairment loss on debt securities has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

Investment securities having a carrying value of $575.5 million at March 31, 2015, and $591.3 million at December 31, 2014, were pledged to secure public deposits, other borrowings, treasury tax and loan, and securities sold under agreements to repurchase.

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

The components of loans in the condensed consolidated balance sheets as of March 31, 2015, and December 31, 2014, were as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Type of Loans:
Commercial loans	$2,434,550	$2,382,493
Residential mortgage loans	1,600,269	1,570,059
Commercial mortgage loans	4,663,051	4,486,443
Equity lines	175,997	172,879
Real estate construction loans	345,560	298,654
Installment and other loans	5,370	3,552
Gross loans	9,224,797	8,914,080
Less:
Allowance for loan losses	(156,089)	(161,420)
Unamortized deferred loan fees	(11,116)	(12,392)
Total loans, net	$9,057,592	$8,740,268
Loans held for sale	$-	$973

At March 31, 2015, recorded investment in impaired loans totaled $180.7 million and was comprised of non-accrual loans of $80.3 million and accruing troubled debt restructured loans (“TDRs) of $100.4 million. At December 31, 2014, recorded investment in impaired loans totaled $174.5 million and was comprised of non-accrual loans of $70.2 million and accruing TDRs of $104.3 million. For impaired loans, the amounts previously charged off represent 17.0% at March 31, 2015, and 17.1% at December 31, 2014, of the contractual balances for impaired loans. The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	Impaired Loans
	Average Recorded Investment		Interest Income Recognized
	Three months ended		Three months ended
	March 31,		March 31,
	2015	2014	2015	2014
	(In thousands)
Commercial loans	$25,426	$30,844	$229	$226
Real estate construction loans	22,990	34,060	65	65
Commercial mortgage loans	110,293	111,305	917	1,134
Residential mortgage loans and equity lines	17,280	19,156	124	95
Total impaired loans	$175,989	$195,365	$1,335	$1,520

The following tables present impaired loans and the related allowance for credit losses as of the dates indicated:

	Impaired Loans
	March 31, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$14,176	$13,148	$-	$19,479	$18,452	$-
Real estate construction loans	49,076	22,874	-	32,924	17,025	-
Commercial mortgage loans	93,468	85,142	-	77,474	75,172	-
Residential mortgage loans and equity lines	2,496	2,496	-	2,518	2,518	-
Subtotal	$159,216	$123,660	$-	$132,395	$113,167	$-
With allocated allowance
Commercial loans	$15,677	$15,660	$3,911	$7,003	$5,037	$1,263
Real estate construction loans	-	-	-	19,006	8,703	1,077
Commercial mortgage loans	27,529	26,581	6,635	38,197	34,022	8,993
Residential mortgage loans and equity lines	15,393	14,816	498	14,019	13,590	465
Subtotal	$58,599	$57,057	$11,044	$78,225	$61,352	$11,798
Total impaired loans	$217,815	$180,717	$11,044	$210,620	$174,519	$11,798

The following tables present the aging of the loan portfolio by type as of March 31, 2015, and as of December 31, 2014:

	March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$3,530	$50	$787	$12,086	$16,453	$2,418,097	$2,434,550
Real estate construction loans	-	-	-	17,126	17,126	328,434	345,560
Commercial mortgage loans	22,041	1,738	-	43,079	66,858	4,596,193	4,663,051
Residential mortgage loans and equity lines	2,175	-	-	8,033	10,208	1,766,058	1,776,266
Installment and other loans	-	-	-	-	-	5,370	5,370
Total loans	$27,746	$1,788	$787	$80,324	$110,645	$9,114,152	$9,224,797

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$11,595	$1,238	$-	$6,983	$19,816	$2,362,677	$2,382,493
Real estate construction loans	1,416	-	-	19,963	21,379	277,275	298,654
Commercial mortgage loans	17,654	3,909	-	35,606	57,169	4,429,274	4,486,443
Residential mortgage loans and equity lines	5,634	732	-	7,611	13,977	1,728,961	1,742,938
Installment and other loans	60	-	-	-	60	3,492	3,552
Total loans	$36,359	$5,879	$-	$70,163	$112,401	$8,801,679	$8,914,080

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

At March 31, 2015, accruing TDRs were $100.4 million and non-accrual TDRs were $44.5 million compared to accruing TDRs of $104.3 million and non-accrual TDRs of $41.6 million at December 31, 2014. The Company allocated specific reserves of $2.1 million to accruing TDRs and $6.9 million to non-accrual TDRs at March 31, 2015, and $6.5 million to accruing TDRs and $4.9 million to non-accrual TDRs at December 31, 2014. The following tables present TDRs that were modified during the first quarter of 2015 and of 2014, their specific reserves at March 31, 2015, and 2014, and charge-offs during the first quarter of 2015 and of 2014:

	Three months ended March 31, 2015				March 31, 2015
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	1	$850	$850	$-	$-
Commercial mortgage loans	3	8,613	8,613	-	-
Residential mortgage loans and equity lines	4	1,522	1,374	148	46
Total	8	$10,985	$10,837	$148	$46

	Three months ended March 31, 2014				March 31, 2014
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	2	8,243	8,243	$-	$1,035
Residential mortgage loans and equity lines	2	671	671	-	36
Total	4	$8,914	$8,914	$-	$1,071

Modifications of the loan terms during the first quarter of 2015 were in the form of changes in the stated interest rate, and/or extension of maturity dates, and/or reduction in monthly payment amount. The length of time for which modifications involving a reduction of the stated interest rate or changes in payment terms that were documented ranged from seven months to two years from the modification date.

We expect that the TDRs on accruing status as of March 31, 2015, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  A summary of TDRs by type of concession and by type of loan, as of March 31, 2015, and December 31, 2014, is shown below:

`

	March 31, 2015
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$13,108	$1,520	$2,094	$16,722
Commercial mortgage loans	17,430	6,101	50,861	74,392
Residential mortgage loans	5,233	1,008	3,038	9,279
Total accruing TDRs	$35,771	$8,629	$55,993	$100,393

	March 31, 2015
Non-accrual TDRs	Payment Deferral	Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$2,323	$1,144	$-	$3,467
Commercial mortgage loans	12,344	-	26,834	39,178
Residential mortgage loans	622	-	1,274	1,896
Total non-accrual TDRs	$15,289	$1,144	$28,108	$44,541

	December 31, 2014
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total

Commercial loans	$11,572	$-	$-	$4,934	$16,506
Real estate construction loans	5,765	-	-	-	5,765
Commercial mortgage loans	20,543	26,694	-	26,351	73,588
Residential mortgage loans	3,316	-	410	4,771	8,497
Total accruing TDRs	$41,196	$26,694	$410	$36,056	$104,356

	December 31, 2014
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$1,423	$860	$1,269	$3,552
Real estate construction loans	-	-	19,462	19,462
Commercial mortgage loans	15,917	-	973	16,890
Residential mortgage loans	1,026	-	688	1,714
Total non-accrual TDRs	$18,366	$860	$22,392	$41,618

The activity within our TDRs for the periods indicated are shown below:

	Three months ended March 31,
Accruing TDRs	2015	2014
	(In thousands)
Beginning balance	$104,356	$117,597
New restructurings	10,628	7,375
Restructured loans restored to accrual status	-	962
Charge-offs	(148)	-
Payments	(4,254)	(7,012)
Restructured loans placed on nonaccrual	(10,189)	-
Ending balance	$100,393	$118,922

	Three months ended March 31,
Non-accrual TDRs	2015	2014
	(In thousands)
Beginning balance	$41,618	$38,769
New restructurings	209	1,539
Restructured loans placed on nonaccrual	10,189	-
Charge-offs	(2,754)	(4)
Payments	(4,721)	(1,545)
Restructured loans restored to accrual status	-	(962)
Ending balance	$44,541	$37,797

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as TDRs during the previous twelve months and which subsequently defaulted as of March 31, 2015.  However, the Company took a charge off in the amount of $598,000 on a $10.2 million commercial mortgage loan, which was modified as a TDR during the previous twelve months.  As a result, the Company placed that loan on non-accrual status and the charge off taken was due to a decrease in collateral value based on an updated appraisal report.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of March 31, 2015, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

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

The Company had no loans held for sale as of March 31, 2015. The following tables present the loan portfolio by risk rating as of March 31, 2015, and as of December 31, 2014:

	March 31, 2015
	Pass/Watch	Special Mention	Substandard	Doubtful	Total

Commercial loans	$2,314,983	$50,083	$67,662	$1,822	$2,434,550
Real estate construction loans	328,434	-	16,626	500	345,560
Commercial mortgage loans	4,375,229	123,384	154,848	9,590	4,663,051
Residential mortgage loans and equity lines	1,765,727	304	10,235	-	1,776,266
Installment and other loans	5,370	-	-	-	5,370
Total gross loans	$8,789,743	$173,771	$249,371	$11,912	$9,224,797

	December 31, 2014
	Pass/Watch	Special Mention	Substandard	Doubtful	Total

Commercial loans	$2,260,474	$47,619	$72,561	$1,839	$2,382,493
Real estate construction loans	272,927	-	25,227	500	298,654
Commercial mortgage loans	4,213,453	105,970	167,020	-	4,486,443
Residential mortgage loans and equity lines	1,733,248	-	9,690	-	1,742,938
Installment and other loans	3,552	-	-	-	3,552
Total gross loans	$8,483,654	$153,589	$274,498	$2,339	$8,914,080

Loans held for sale	$-	$-	$973	$-	$973

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of March 31, 2015, and as of December 31, 2014:

		Real Estate	Commercial	Residential
	Commercial	Construction	Mortgage	Mortgage Loans	Installment and
	Loans	Loans	Loans	and Equity Lines	Other Loans	Total
	(In thousands)
March 31, 2015
Loans individually evaluated for impairment
Allowance	$3,911	$-	$6,635	$498	$-	$11,044
Balance	$28,808	$22,873	$111,724	$17,312	$-	$180,717

Loans collectively evaluated for impairment
Allowance	$45,794	$23,270	$64,683	$11,279	$19	$145,045
Balance	$2,405,742	$322,687	$4,551,327	$1,758,954	$5,370	$9,044,080

Total allowance	$49,705	$23,270	$71,318	$11,777	$19	$156,089
Total balance	$2,434,550	$345,560	$4,663,051	$1,776,266	$5,370	$9,224,797

December 31, 2014
Loans individually evaluated for impairment
Allowance	$1,263	$1,077	$8,993	$465	$-	$11,798
Balance	$23,489	$25,728	$109,194	$16,108	$-	$174,519

Loans collectively evaluated for impairment
Allowance	$46,238	$26,575	$65,680	$11,113	$16	$149,622
Balance	$2,359,004	$272,926	$4,377,249	$1,726,830	$3,552	$8,739,561

Total allowance	$47,501	$27,652	$74,673	$11,578	$16	$161,420
Total balance	$2,382,493	$298,654	$4,486,443	$1,742,938	$3,552	$8,914,080

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015, and March 31, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)

2015 Beginning Balance	$47,501	$27,652	$74,673	$11,578	$16	$161,420

Provision/(credit) for possible credit losses	793	(4,427)	(1,697)	328	3	(5,000)

Charge-offs	(864)	-	(3,452)	(148)	-	(4,464)
Recoveries	2,275	45	1,794	19	-	4,133
Net (charge-offs)/recoveries	1,411	45	(1,658)	(129)	-	(331)
March 31, 2015 Ending Balance	$49,705	$23,270	$71,318	$11,777	$19	$156,089
Reserve for impaired loans	$3,911	$-	$6,635	$498	$-	$11,044
Reserve for non-impaired loans	$45,794	$23,270	$64,683	$11,279	$19	$145,045
Reserve for off-balance sheet credit commitments	$903	$527	$181	$40	$1	$1,652

2014 Beginning Balance	$65,103	$11,999	$84,753	$12,005	$29	$173,889
Provision/(credit) for possible credit losses	4,888	(1,398)	(4,306)	447	(2)	(371)
Charge-offs	(7,226)	-	(1,698)	(78)	-	(9,002)
Recoveries	2,017	25	2,577	3	-	4,622
Net (charge-offs)/recoveries	(5,209)	25	879	(75)	-	(4,380)

March 31, 2014 Ending Balance	$64,782	$10,626	$81,326	$12,377	$27	$169,138
Reserve for impaired loans	$4,663	$3,129	$6,165	$538	$-	$14,495
Reserve for non-impaired loans	$60,119	$7,497	$75,161	$11,839	$27	$154,643
Reserve for off-balance sheet credit commitments	$929	$326	$445	$33	$1	$1,734

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

9. Borrowed Funds

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $400.0 million with a weighted average rate of 3.89% at March 31, 2015, compared to $450.0 million with a weighted average rate of 3.85% at December 31, 2014. In the first quarter of 2014, the Company prepaid securities sold under agreements to repurchase totaling $100.0 million with a weighted average rate of 3.50% and incurred prepayment penalties of $3.4 million. As of March 31, 2015, four floating-to-fixed rate agreements totaling $200.0 million with weighted average rate of 5.0% and final maturity in January 2017 have initial floating rates for one year, with floating rates of three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.89% to 5.07%. As of March, 31, 2015, and December 31, 2014, four fixed rate non-callable securities sold under agreements to repurchase totaled $200.0 million with a weighted average rate of $2.78%. Final maturity for the four fixed rate non-callable securities sold under agreements is $50.0 million in August 2016, $50.0 million in July 2017, $50.0 million in June 2018, and $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $467.5 million as of March 31, 2015, and $516.3 million as of December 31, 2014.

Borrowing from the FHLB. As of March 31, 2015, over-night borrowings from the FHLB were $460.0 million at a rate of 0.24% compared to $400.0 million at a rate of 0.27% at December 31, 2014. As of March 31, 2015, and December 31, 2014, the long-term advance from the FHLB of $25.0 million was at a rate of 1.13% and will mature in March 2018.

10. Income Taxes

Income tax expense totaled $21.4 million, or an effective tax rate of 37.3%, for the first quarter of 2015, compared to an income tax expense of $17.9 million, or an effective tax rate of 36.4%, for the same period a year ago. The effective tax rate includes the impact of the utilization of low income housing tax credits for both periods.

As of December 31, 2014, the Company had income tax refunds receivable of $18.1 million. These income tax receivables are included in other assets in the accompanying condensed consolidated balance sheets.

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2015, and December 31, 2014:

March 31, 2015	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)

Securities available-for-sale
U.S. Treasury securities	$350,183	$-	$-	$350,183
Mortgage-backed securities	-	760,329	-	760,329
Collateralized mortgage obligations	-	42	-	42
Corporate debt securities	-	74,511	-	74,511
Mutual funds	5,921	-	-	5,921
Preferred stock of government sponsored entities	-	3,946	-	3,946
Other equity securities	-	8,750	-	8,750
Total securities available-for-sale	356,104	847,578	-	1,203,682
Warrants	-	-	21	21
Foreign exchange contracts	-	1,615	-	1,615
Total assets	$356,104	$849,193	$21	$1,205,318

Liabilities

Interest rate swaps	$-	$8,610	$-	$8,610
Foreign exchange contracts	-	4,959	-	4,959
Total liabilities	$-	$13,569	$-	$13,569

December 31, 2014	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)

Securities available-for-sale
U.S. Treasury securities	$664,004	$-	$-	$664,004
Mortgage-backed securities	-	544,303	-	544,303
Collateralized mortgage obligations	-	45	-	45
Corporate debt securities	-	94,472	-	94,472
Mutual funds	5,866	-	-	5,866
Preferred stock of government sponsored entities	-	3,224	-	3,224
Other equity securities	-	7,021	-	7,021
Total securities available-for-sale	669,870	649,065	-	1,318,935
Warrants	-	-	27	27
Foreign exchange contracts	-	1,876	-	1,876
Total assets	$669,870	$650,941	$27	$1,320,838

Liabilities

Interest rate swaps	$-	$4,626	$-	$4,626
Foreign exchange contracts	-	5,007	-	5,007
Total liabilities	$-	$9,633	$-	$9,633

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $21,000 at March 31, 2015, compared to $27,000 at December 31, 2014. The fair value adjustment of warrants was included in other operating income in the first quarter of 2015. The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from 1 to 5 years, risk-free interest rate from 0.57% to 1.40%, and stock volatility from 10.9% to 15.0%.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the condensed consolidated balance sheets at March 31, 2015, the following tables provide the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of March 31, 2015, and December 31, 2014, and the total losses/(gains) for the periods indicated:

	March 31, 2015				Total Losses
	Fair Value Measurements Using			Total at	Three Months Ended
	Level 1	Level 2	Level 3	Fair Value	March 31, 2015	March 31, 2014
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$11,749	$11,749	$-	$-
Commercial mortgage loans	-	-	19,947	19,947	56	-
Residential mortgage loans and equity lines	-	-	14,318	14,318	148	-
Total impaired loans	-	-	46,014	46,014	204	-
Other real estate owned (1	-	10,868	4,110	14,978	181	183
Investments in venture capital	-	-	5,371	5,371	224	111
Total assets	$-	$10,868	$55,495	$66,363	$609	$294

(1) Other real estate owned balance of $30.8 million in the condensed consolidated balance sheet is net of estimated disposal costs.

	December 31, 2014				Total Losses / (Gains)
	Fair Value Measurements Using			Total at	Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2014	December 31, 2013
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$3,774	$3,774	$17	$5,731
Commercial mortgage loans	-	-	25,029	25,029	3,914	125
Construction- other	-	-	7,625	7,625	-	-
Residential mortgage loans and equity lines	-	-	13,126	13,126	27	213
Total impaired loans	-	-	49,554	49,554	3,958	6,069
Other real estate owned (1	-	16,458	4,110	20,568	202	(3,134)
Investments in venture capital	-	-	5,495	5,495	436	409
Equity investments	-	-	617	617	-	-
Total assets	$-	$16,458	$59,776	$76,234	$4,596	$3,344

(1) Other real estate owned balance of $31.5 million in the consolidated balance sheet is net of estimated disposal costs.

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

  Loans held for sale. The Company records loans held for sale at fair value based on quoted price from third party sources, or appraisal reports adjusted by sales commission assumptions.

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

  Foreign Exchange Contracts. The Company measures the fair value of foreign exchange contracts based on dealer quotes, a Level 2 measurement.

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

The following table presents the estimated fair value of financial instruments as of March 31, 2015, and as of December 31, 2014:

	March 31, 2015		December 31, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$182,159	$182,159	$176,830	$176,830
Short-term investments	618,726	618,726	489,614	489,614
Securities available-for-sale	1,203,682	1,203,682	1,318,935	1,318,935
Loans held for sale	-	-	973	1,225
Loans, net	9,057,592	9,001,232	8,740,268	8,688,072
Investment in Federal Home Loan Bank stock	25,000	25,000	30,785	30,785
Warrants	21	21	27	27

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$127,172	$1,615	$167,005	$1,876

Financial Liabilities	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Deposits	$9,113,250	$9,114,489	$8,783,460	$8,785,342
Securities sold under agreements to repurchase	400,000	422,161	450,000	473,816
Advances from Federal Home Loan Bank	485,000	484,983	425,000	424,974
Other borrowings	22,482	19,396	19,934	17,978
Long-term debt	119,136	60,020	119,136	59,425

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$158,331	$4,959	$178,868	$5,007
Interest rate swaps	299,497	8,610	300,480	4,626

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$2,027,773	$(3,740)	$2,071,766	$(3,442)
Standby letters of credit	49,585	(238)	53,910	(243)
Other letters of credit	50,558	(34)	48,142	(29)
Bill of lading guarantees	159	-	108	-

The following tables present the level in the fair value hierarchy for the estimated fair values of only financial instruments that are not already included on the condensed consolidated balance sheets at fair value as of March 31, 2015, and December 31, 2014.

	March 31, 2015
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$182,159	$182,159	$-	$-
Short-term investments	618,726	618,726	-	-
Securities available-for-sale	1,203,682	356,104	847,578	-
Loans, net	9,001,232	-	-	9,001,232
Investment in Federal Home Loan Bank stock	25,000	-	25,000	-
Warrants	21	-	-	21
Financial Liabilities
Deposits	9,114,489	-	-	9,114,489
Securities sold under agreements to repurchase	422,161	-	422,161	-
Advances from Federal Home Loan Bank	484,983	-	484,983	-
Other borrowings	19,396	-	-	19,396
Long-term debt	60,020	-	60,020	-

	December 31, 2014
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$176,830	$176,830	$-	$-
Short-term investments	489,614	489,614	-	-
Securities available-for-sale	1,318,935	669,870	649,065	-
Loans held-for-sale	1,225	-	-	1,225
Loans, net	8,688,072	-	-	8,688,072
Investment in Federal Home Loan Bank stock	30,785	-	30,785	-
Warrants	27	-	-	27
Financial Liabilities
Deposits	8,785,342	-	-	8,785,342
Securities sold under agreements to repurchase	473,816	-	473,816	-
Advances from Federal Home Loan Bank	424,974	-	424,974	-
Other borrowings	17,978	-	-	17,978
Long-term debt	59,425	-	59,425	-

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

At March 31, 2015, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment as of an interim date.

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

In May 2014, Bancorp entered into five interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of three-month LIBOR at a weighted average rate of 0.27%. As of March 31, 2015, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $4.0 million, net of taxes, was included in other comprehensive income. The amount of periodic net settlement of interest rate swaps included in interest expense was $703,000 for the three months ended March 31, 2015, compared to zero for the same quarter a year ago.

In June 2014, the Bank entered into ten interest rate swap contracts in the notional amount of $148.1 million for various terms from four to eight years. In October 2014, the Bank entered into four additional interest rate swap contracts in the notional amount of $34.9 million. These interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.60% and receives a variable rate at one month LIBOR rate plus a weighted average spread of 292 basis points, or at a weighted average rate of 3.10%. As of March 31, 2015, the notional amount of fair value interest rate swaps was $180.4 million and their unrealized loss of $1.7 million was included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $683,000 for the three months ended March 31, 2015. As of March 31, 2015, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $11.4 million as of March 31, 2015.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At March 31, 2015, spot, forward, and swap contracts in the total notional amount of $127.2 million had a positive fair value of $1.6 million. Spot, forward, and swap contracts in the total notional amount of $158.3 million had a negative fair value of $5.0 million at March 31, 2015. At December 31, 2014, spot, forward, and swap contracts in the total notional amount of $167.0 million had a positive fair value of $1.9 million at. Spot, forward, and swap contracts in the total notional amount of $178.9 million had a negative fair value of $5.0 million at December 31, 2014.

15. Balance Sheet Offsetting

Certain financial instruments, including resell and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. The Company’s securities sold with agreements to repurchase and derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset such financial instruments for financial reporting purposes.

Financial instruments that are eligible for offset in the condensed consolidated balance sheets, as of March 31, 2015, and December 31, 2014, are presented in the following table:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
March 31, 2015	(In thousands)

Liabilities:
Securities sold under agreements to repurchase	$400,000	$-	$400,000	$-	$(400,000)	$-
Derivatives	$8,610	$-	$8,610	$-	$(8,610)	$-

December 31, 2014

Liabilities:
Securities sold under agreements to repurchase	$450,000	$-	$450,000	$-	$(450,000)	$-
Derivatives	$4,626	$-	$4,626	$-	$(4,626)	$-

16. Stockholders’ Equity

Total equity was $1.63 billion at March 31, 2015, an increase of $31.4 million, or 2.0%, from $1.60 billion at December 31, 2014, primarily due to increases in net income of $36.0 million and increases in other comprehensive income of $4.9 million offset by common stock cash dividends of $8.0 million.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three months ended March 31, 2015, and March 31, 2014, was as follows:

	Three months ended March 31, 2015			Three months ended March 31, 2014
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
Beginning balance, loss, net of tax	(In thousands)
Securities available-for sale			$(3,172)			$(29,729)
Cash flow hedge derivatives			(2,397)			-
Total			$(5,569)			$(29,729)
Net unrealized gains/(losses) arising during the period
Securities available-for sale	$11,213	$4,714	$6,499	$19,141	$8,047	$11,094
Cash flow hedge derivatives	(2,740)	(1,152)	(1,588)	-	-	-
Total	8,473	3,562	4,911	19,141	8,047	$11,094
Reclassification adjustment for net losses/(gains) in net income
Securities available-for sale	21	9	12	(5,961)	(2,506)	(3,455)
Cash flow hedge derivatives	-	-	-	-	-	-
Total	21	9	12	(5,961)	(2,506)	(3,455)
Total other comprehensive income/(loss)
Securities available-for sale	11,234	4,723	6,511	13,180	5,541	7,639
Cash flow hedge derivatives	(2,740)	(1,152)	(1,588)	-	-	-
Total	$8,494	$3,571	$4,923	$13,180	$5,541	$7,639
Ending balance, income/(loss), net of tax
Securities available-for sale			$3,339			$(22,090)
Cash flow hedge derivatives			(3,985)			-
Total			$(646)			$(22,090)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is based on the assumption that the reader has access to and has read the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Management of the Company considers the following to be critical accounting policies:

Accounting for the allowance for credit losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described in “Allowance for Credit Losses” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Accounting for investment securities involves significant judgments and assumptions by management, which have a material impact on the carrying value of securities and the recognition of any “other-than-temporary” impairment to our investment securities. The judgments and assumptions used by management are described in “Investment Securities” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Accounting for income taxes involves significant judgments and assumptions by management, which have a material impact on the amount of taxes currently payable and the income tax expense recorded in the financial statements. The judgments and assumptions used by management are described in “Income Taxes” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Accounting for goodwill and goodwill impairment involves significant judgments and assumptions by management, which have a material impact on the amount of goodwill and noninterest expense recorded in the financial statements. The judgments and assumptions used by management are described in “Goodwill and Goodwill Impairment” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Highlights

●	Diluted earnings per share increased 15.4% to $0.45 per share for the first quarter of 2015 compared to $0.39 per share for the same quarter a year ago.

●	Total loans increased $309.7 million, or 3.5%, in the first quarter of 2015, to $9.2 billion at March 31, 2015, compared to $8.9 billion at December 31, 2014.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended March 31, 2015, was $36.0 million, an increase of $4.7 million, or 15.1%, compared to net income of $31.3 million for the same quarter a year ago. Diluted earnings per share available to common stockholders for the quarter ended March 31, 2015, was $0.45 compared to $0.39 for the same quarter a year ago due primarily to an increase in net interest income and a negative provision for credit losses in 2015.

Return on average stockholders’ equity was 8.97% and return on average assets was 1.30% for the quarter ended March 31, 2015, compared to a return on average stockholders’ equity of 8.53% and a return on average assets of 1.19% for the same quarter a year ago.

Financial Performance

	Three months ended March 31,
	2015	2014
Net income (in millions)	$36.0	$31.3
Net income available to common stockholders (in millions)	$36.0	$31.3
Basic earnings per common share	$0.45	$0.39
Diluted earnings per common share	$0.45	$0.39
Return on average assets	1.30%	1.19%
Return on average total stockholders' equity	8.97%	8.53%
Efficiency ratio	45.74%	49.44%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $5.3 million, or 6.4%, to $87.9 million during the first quarter of 2015 compared to $82.7 million during the same quarter a year ago. The increase was due primarily to the increase in loan interest income and the decrease in interest expense from securities sold under agreements to repurchase, offset by the decrease in interest income from available-for-sale securities.

The net interest margin, on a fully taxable-equivalent basis, was 3.41% for the first quarter of 2015, compared to 3.36% for the fourth quarter of 2014 and 3.38% for the first quarter of 2014. The increase in the net interest margin was due to the impact from the increase in loans and the decrease in securities sold under agreements to repurchase, offset by decreases in investment securities.

For the first quarter of 2015, the yield on average interest-earning assets was 4.08%, the cost of funds on average interest-bearing liabilities was 0.88%, and the cost of interest bearing deposits was 0.65%. In comparison, for the first quarter of 2014, the yield on average interest-earning assets was 4.14%, the cost of funds on average interest-bearing liabilities was 0.99%, and the cost of interest bearing deposits was 0.65%. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, increased to 3.20% for the quarter ended March 31, 2015, from 3.15% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended March 31, 2015, and March 31, 2014. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended March 31,
	2015			2014
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Commercial loans	$2,443,541	$23,297	3.87%	$2,260,590	$21,312	3.82%
Residential mortgage loans	1,753,532	20,150	4.60	1,567,706	18,470	4.71
Commercial mortgage loans	4,563,911	51,980	4.62	4,075,694	49,614	4.94
Real estate construction loans	313,635	4,654	6.02	233,245	3,310	5.76
Other loans and leases	3,558	19	2.17	19,951	26	0.53
Total loans and leases (1)	9,078,177	100,100	4.47	8,157,186	92,732	4.61
Taxable securities	1,164,032	3,774	1.31	1,581,642	7,576	1.94
Federal Home Loan Bank stock	30,271	581	7.78	25,054	450	7.28
Interest bearing deposits	169,633	479	1.15	148,241	449	1.23
Total interest-earning assets	10,442,113	104,934	4.08	9,912,123	101,207	4.14
Non-interest earning assets:
Cash and due from banks	194,634			136,063
Other non-earning assets	741,288			786,069
Total non-interest earning assets	935,922			922,132
Less: Allowance for loan losses	(163,452)			(174,934)
Deferred loan fees	(11,722)			(13,341)
Total assets	$11,202,861			$10,645,980

Interest bearing liabilities:
Interest bearing demand accounts	$798,985	$319	0.16	$682,765	$273	0.16
Money market accounts	1,538,722	2,264	0.60	1,275,726	1,927	0.61
Savings accounts	532,372	190	0.14	498,390	92	0.07
Time deposits	4,304,872	8,793	0.83	4,171,061	8,400	0.82
Total interest-bearing deposits	7,174,951	11,566	0.65	6,627,942	10,692	0.65

Securities sold under agreements to repurchase	403,333	3,925	3.95	707,222	6,930	3.97
Other borrowings	100,072	93	0.38	175,252	199	0.46
Long-term debt	119,136	1,424	4.85	121,136	728	2.44
Total interest-bearing liabilities	7,797,492	17,008	0.88	7,631,552	18,549	0.99
Non-interest bearing liabilities:
Demand deposits	1,665,791			1,445,269
Other liabilities	112,241			82,954
Total equity	1,627,337			1,486,205
Total liabilities and equity	$11,202,861			$10,645,980
Net interest spread			3.20%			3.15%
Net interest income		$87,926			$82,658
Net interest margin			3.41%			3.38%

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

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)
	Three months ended March 31,
	2015-2014
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	10,283	(2,915)	7,368
Taxable securities	(1,710)	(2,092)	(3,802)
Federal Home Loan Bank stock	98	33	131
Deposits with other banks	63	(33)	30
Total changes in interest income	8,734	(5,007)	3,727

Interest-bearing liabilities:
Interest bearing demand accounts	46	-	46
Money market accounts	389	(52)	337
Savings accounts	7	91	98
Time deposits	272	121	393
Securities sold under agreements to repurchase	(2,958)	(47)	(3,005)
Other borrowed funds	(74)	(32)	(106)
Long-term debt	(13)	709	696
Total changes in interest expense	(2,331)	790	(1,541)
Changes in net interest income	$11,065	$(5,797)	$5,268

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for Credit Losses

Provision for credit losses was a credit of $5.0 million for the first quarter of 2015 compared to zero for the first quarter of 2014. The provision for credit losses was based on the review of the adequacy of the allowance for loan losses at March 31, 2015. The provision or reversal for credit losses represents the charge against or benefit toward current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio, including unfunded commitments. The following table summarizes the charge-offs and recoveries for the periods indicated:

	Three months ended
	March 31, 2015	December 31, 2014	March 31, 2014
	(In thousands)
Charge-offs:
Commercial loans	$864	$283	$7,226
Construction loans	-	4,934	-
Real estate loans (1)	3,600	4,286	1,776
Total charge-offs	4,464	9,503	9,002
Recoveries:
Commercial loans	2,275	867	2,017
Construction loans	45	2,409	25
Real estate loans (1)	1,813	449	2,580
Total recoveries	4,133	3,725	4,622
Net charge-offs	$331	$5,778	$4,380

(1) Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $8.5 million for the first quarter of 2015, a decrease of $6.1 million, or 41.3%, compared to $14.6 million for the first quarter of 2014. The decrease in non-interest income in the first quarter of 2015 was primarily due to a decrease of $6.0 million in gains on sale of securities.

Non-Interest Expense

Non-interest expense decreased $4.0 million, or 8.2%, to $44.1 million in the first quarter of 2015 compared to $48.1 million in the same quarter a year ago. The decrease in non-interest expense in the first quarter of 2015 was primarily due to a decrease of $3.4 million in costs associated with debt redemptions and a decrease of $835,000 in salaries and employee benefits. The efficiency ratio was 45.74% in the first quarter of 2015 compared to 49.44% for the same quarter a year ago.

Income Taxes

The effective tax rate for the first quarter of 2015 was 37.3% compared to 36.4% for the first quarter of 2014. The effective tax rate includes the impact of the utilization of low income housing tax credits for both periods.

Balance Sheet Review

Assets

Total assets were $11.9 billion at March 31, 2015, an increase of $393.2 million, or 3.4%, from $11.5 billion at December 31, 2014, primarily due to a $309.7 million increase in loans and a $129.1 million increase in short-term investments offset by a $115.3 million decrease in securities available-for-sale.

Investment Securities

Investment securities represented 10.1% of total assets at March 31, 2015, compared with 11.5% of total assets at December 31, 2014. The carrying value of investment securities at March 31, 2015, was $1.20 billion compared with $1.32 billion at December 31, 2014. Securities available-for-sale are carried at fair value and had a net unrealized gain, net of tax, of $3.3 million at March 31, 2015, compared with a net unrealized loss, net of tax, of $5.6 million at December 31, 2014.

The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of March 31, 2015, and December 31, 2014:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$349,830	$353	$-	$350,183
Mortgage-backed securities	756,758	3,904	333	760,329
Collateralized mortgage obligations	74	-	32	42
Corporate debt securities	74,946	730	1,165	74,511
Mutual funds	6,000	-	79	5,921
Preferred stock of government sponsored entities	6,686	844	3,584	3,946
Other equity securities	3,628	5,125	3	8,750
Total	$1,197,922	$10,956	$5,196	$1,203,682

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$664,206	$63	$265	$664,004
Mortgage-backed securities	549,296	1,393	6,386	544,303
Collateralized mortgage obligations	79	-	34	45
Corporate debt securities	94,943	776	1,247	94,472
Mutual funds	6,000	-	134	5,866
Preferred stock of government sponsored entities	6,276	681	3,733	3,224
Other equity securities	3,608	3,413	-	7,021
Total	$1,324,408	$6,326	$11,799	$1,318,935

For additional information, see Note 6 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Investment securities having a carrying value of $575.5 million at March 31, 2015, and $591.3 million at December 31, 2014, were pledged to secure public deposits, other borrowings, treasury tax and loan, and securities sold under agreements to repurchase.

Loans

Gross loans, excluding loans held for sale, were $9.22 billion at March 31, 2015, an increase of $310.7 million, or 3.5%, from $8.91 billion at December 31, 2014, primarily due to increases of $176.6 million, or 3.9%, in commercial mortgage loans, $52.1 million, or 2.2%, in commercial loans, $46.9 million, or 15.7%, in real estate construction loans, and $30.2 million, or 1.9%, in residential mortgage loans. The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

	March 31, 2015	% of Gross Loans	December 31, 2014	% of Gross Loans	% Change
Type of Loans	(Dollars in thousands)
Commercial loans	$2,434,550	26.4%	$2,382,493	26.7%	2.2%
Residential mortgage loans	1,600,269	17.3	1,570,059	17.6	1.9
Commercial mortgage loans	4,663,051	50.6	4,486,443	50.3	3.9
Equity lines	175,997	1.9	172,879	2.0	1.8
Real estate construction loans	345,560	3.7	298,654	3.4	15.7
Installment and other loans	5,370	0.1	3,552	0.0	51.2
Gross loans	$9,224,797	100%	$8,914,080	100%	3.5%

Allowance for loan losses	(156,089)		(161,420)		(3.3)
Unamortized deferred loan fees	(11,116)		(12,392)		(10.3)

Total loans, net	$9,057,592		$8,740,268		3.6%

Loans held for sale	$-		$973		(100% )

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

The ratio of non-performing assets, excluding non-accrual loans held for sale, to total assets was 0.9% at March 31, 2015, compared to 0.9% at December 31, 2014. Total non-performing assets increased $10.3 million, or 10.1%, to $111.9 million at March 31, 2015, compared to $101.6 million at December 31, 2014, primarily due to a $10.2 million, or 14.5%, increase in non-accrual loans.

As a percentage of gross loans plus OREO, our non-performing assets increased to 1.21% at March 31, 2015, from 1.14% at December 31, 2014. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, decreased to 194.5% at March 31, 2015, from 232.8% at December 31, 2014.

The following table presents the changes in non-performing assets and troubled debt restructurings (TDRs) at March 31, 2015, compared to December 31, 2014, and to March 31, 2014:

(Dollars in thousands)	March 31, 2015	December 31, 2014	% Change	March 31, 2014	% Change
Non-performing assets
Accruing loans past due 90 days or more	$787	$-	100	$974	(19)
Non-accrual loans:
Construction loans	17,126	19,963	(14)	28,042	(39)
Commercial real estate loans	43,079	35,606	21	17,042	153
Commercial loans	12,086	6,983	73	13,806	(12)
Residential mortgage loans	8,033	7,611	6	11,498	(30)
Total non-accrual loans:	$80,324	$70,163	14	$70,388	14
Total non-performing loans	81,111	70,163	16	71,362	14
Other real estate owned	30,799	31,477	(2)	44,853	(31)
Total non-performing assets	$111,910	$101,640	10	$116,215	(4)
Accruing troubled debt restructurings (TDRs)	$100,393	$104,356	(4)	$118,922	(16)
Non-accrual loans held for sale	$-	$973	(100)	$-	-

Allowance for loan losses	$156,089	$161,420	(3)	$169,138	(8)
Allowance for off-balance sheet credit commitments	1,652	1,949	(15)	1,734	(5)
Allowance for credit losses	$157,741	$163,369	(3)	$170,872	(8)

Total gross loans outstanding, at period-end (1)	$9,224,797	$8,914,080	3	$8,302,282	11

Allowance for loan losses to non-performing loans, at period-end (2)	192.44%	230.06%		237.01%
Allowance for loan losses to gross loans, at period-end (1)	1.69%	1.81%		2.04%
Allowance for credit losses to gross loans, at period-end (1)	1.71%	1.83%		2.06%

(1) Excludes loans held for sale at period-end

(2) Excludes non-accrual loans held for sale at period-end

Non-accrual Loans

At March 31, 2015, total non-accrual loans were $80.3 million, an increase of $9.9 million, or 14.1%, from $70.4 million at March 31, 2014, and an increase of $10.2 million, or 14.5% from $70.2 million at December 31, 2014. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, of these loans on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	March 31, 2015		December 31, 2014
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$9,491	$1,143	$9,068	$1,184
Commercial real estate	43,426	841	48,256	903
Land	15,321	-	5,856	-
Unsecured	-	10,102	-	4,896
Total	$68,238	$12,086	$63,180	$6,983

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$38,008	$841	$35,299	$860
Wholesale/Retail	22,579	9,403	20,658	4,078
Food/Restaurant	933	144	650	144
Import/Export	-	1,698	-	1,901
Other	6,718	-	6,573	-
Total	$68,238	$12,086	$63,180	$6,983

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

Other Real Estate Owned

At March 31, 2015, OREO totaled $30.8 million, which decreased $678,000, or 2.2%, compared to $31.5 million at December 31, 2014, and decreased $14.1 million, or 31.3%, compared to $44.9 million at March 31, 2014.

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

At March 31, 2015, recorded investment in impaired loans totaled $180.7 million and was comprised of non-accrual loans of $80.3 million and accruing TDRs of $100.4 million. At December 31, 2014, recorded investment in impaired loans totaled $174.5 million and was comprised of non-accrual loans of $70.2 million and accruing TDRs of $104.3 million. For impaired loans, the amounts previously charged off represent 17.0% at March 31, 2015, and 17.1% at December 31, 2014, of the contractual balances for impaired loans. As of March 31, 2015, $68.2 million, or 85.0%, of the $80.3 million of non-accrual loans was secured by real estate compared to $63.2 million, or 90.1%, of the $70.2 million of non-accrual loans, excluding loans held for sale, that was secured by real estate at December 31, 2014. The Bank obtains current appraisals, sales contracts, or other available market price information which provide updated factors in evaluating potential loss.

At March 31, 2015, $11.0 million of the $156.1 million allowance for loan losses was allocated for impaired loans and $145.1 million was allocated to the general allowance. At December 31, 2014, $11.8 million of the $161.4 million allowance for loan losses was allocated for impaired loans and $149.6 million was allocated to the general allowance.

The allowance for credit losses to non-accrual loans increased to 192.4% at March 31, 2015, from 230.1% at December 31, 2014, primarily due to decreases in non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents impaired loans and related allowance as of the dates indicated:

	Impaired Loans
	March 31, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$14,176	$13,148	$-	$19,479	$18,452	$-
Real estate construction loans	49,076	22,874	-	32,924	17,025	-
Commercial mortgage loans	93,468	85,142	-	77,474	75,172	-
Residential mortgage loans and equity lines	2,496	2,496	-	2,518	2,518	-
Subtotal	$159,216	$123,660	$-	$132,395	$113,167	$-
With allocated allowance
Commercial loans	$15,677	$15,660	$3,911	$7,003	$5,037	$1,263
Real estate construction loans	-	-	-	19,006	8,703	1,077
Commercial mortgage loans	27,529	26,581	6,635	38,197	34,022	8,993
Residential mortgage loans and equity lines	15,393	14,816	498	14,019	13,590	465
Subtotal	$58,599	$57,057	$11,044	$78,225	$61,352	$11,798
Total impaired loans	$217,815	$180,717	$11,044	$210,620	$174,519	$11,798

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

As of March 31, 2015, construction loans of $276.9 million were disbursed with pre-established interest reserves of $39.2 million compared to $211.5 million of such loans disbursed with pre-established interest reserves of $35.6 million at December 31, 2014.  The balance for construction loans with interest reserves which have been extended was $58.9 million with pre-established interest reserves of $1.6 million at March 31, 2015, compared to $55.2 million with pre-established interest reserves of $3.1 million at December 31, 2014.  Land loans of $101.0 million were disbursed with pre-established interest reserves of $2.1 million at March 31, 2015, compared to $76.4 million land loans disbursed with pre-established interest reserves of $3.8 million at December 31, 2014.  The balance for land loans with interest reserves which have been extended was $13.2 million with pre-established interest reserves of $170,000 at March 31, 2015, compared to $4.0 million land loans with pre-established interest reserves of $56,000 at December 31, 2014.

At March 31, 2015, the Bank had no loans on non-accrual status with available interest reserves.  At March 31, 2015, $0.5 million of non-accrual residential construction loans, $31.9 million of non-accrual non-residential construction loans, and no non-accrual land loans had been originated with pre-established interest reserves.  At December 31, 2014, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2014, $0.5 million of non-accrual residential construction loans, $19.5 million of non-accrual non-residential construction loans, and no non-accrual land loans had been originated with pre-established interest reserves.   While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the predominantly Asian areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Las Vegas, Nevada, and Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of March 31, 2015, or as of December 31, 2014.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-nine months. Total loans for construction, land development, and other land represented 32% of the Bank’s total risk-based capital as of March 31, 2015, and 30% as of December 31, 2014. Total CRE loans represented 263% of total risk-based capital as of March 31, 2015, and 256% as of December 31, 2014 and were below the Bank’s internal limit for CRE loans of 300% of total capital at both dates.

Allowance for Credit Losses

The Bank maintains the allowance for credit losses at a level that is considered appropriate to absorb the estimated and known risks in the loan portfolio and off-balance sheet unfunded credit commitments. Allowance for credit losses is comprised of the allowance for loan losses and the reserve for off-balance sheet unfunded credit commitments. With this risk management objective, the Bank’s management has an established monitoring system that is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the appropriate level of the allowance for credit losses in a timely manner.

In addition, the Bank’s Board of Directors has established a written credit policy that includes a credit review and control system which it believes should be effective in ensuring that the Bank maintains an appropriate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is appropriate to absorb losses in the credit portfolio. The determination of the amount of the allowance for credit losses and the provision for credit losses is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Additions to the allowance for credit losses are made by charges to the provision for credit losses. While management utilizes its best judgment based on the information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond the Bank’s control, including the performance of the Bank’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. Identified credit exposures that are determined to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for credit losses. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for credit losses in future periods.

The allowance for loan losses was $156.1 million and the allowance for off-balance sheet unfunded credit commitments was $1.7 million at March 31, 2015, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded commitments. The allowance for loan losses of $156.1 million at March 31, 2015, a decrease of $5.3 million, or 3.3%, from $161.4 million at December 31, 2014. The allowance for loan losses represented 1.69% of period-end gross loans, and 192.4% of non-performing loans at March 31, 2015. The comparable ratios were 1.81% of period-end gross loans, excluding loans held for sale, and 230.1% of non-performing loans at December 31, 2014. The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	For the three months ended
	March 31, 2015	March 31, 2014	December 31, 2014
Allowance for Loan Losses	(Dollars in thousands)

Balance at beginning of period	$161,420	$173,889	$169,198
Reversal for credit losses	(5,000)	-	(2,000)
Transfers to reserve for off-balance sheet credit commitments	-	(371)	-
Charge-offs :
Commercial loans	(864)	(7,226)	(283)
Construction loans	-	-	(4,934)
Real estate loans	(3,600)	(1,776)	(4,286)
Total charge-offs	(4,464)	(9,002)	(9,503)
Recoveries:
Commercial loans	2,275	2,017	867
Construction loans	45	25	2,409
Real estate loans	1,813	2,580	449
Total recoveries	4,133	4,622	3,725

Balance at end of period	$156,089	$169,138	$161,420
Reserve for off-balance sheet credit commitments
Balance at beginning of period	$1,949	$1,362	$1,844
Provision/(reversal) for credit losses/transfers	(297)	372	105
Balance at end of period	$1,652	$1,734	$1,949

Average loans outstanding during period ended	$9,078,177	$8,157,186	$8,846,861
Total gross loans outstanding, at period-end	$9,224,797	$8,302,282	$8,914,080
Total non-performing loans, at period-end	$81,111	$71,362	$70,163
Ratio of net charge-offs to average loans outstanding during the period	0.01%	0.22%	0.26%
Provision for credit losses to average loans outstanding during the period	-0.24%	0.02%	-0.08%
Allowance for credit losses to non-performing loans at period-end	194.48%	239.44%	232.84%
Allowance for credit losses to gross loans at period-end	1.71%	2.06%	1.83%

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

•

General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and common risk characteristics. The non-impaired loans are grouped into 19 segments: two commercial segments, ten commercial real estate segments, one residential construction segment, one non-residential construction segment, one SBA segment, one installment loans segment, one residential mortgage segment, one equity lines of credit segment, and one overdrafts segment. The allowance is provided for each segmented group based on the group’s historical loan loss experience aggregated based on loan risk classifications which take into account the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral if collateral dependent, charge-off history, management’s knowledge of the portfolio, general economic conditions, environmental factors including the trends in delinquency and non-accrual, and other significant factors, such as the national and local economy, volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and concentration of credit. In addition, management reviews reports on past-due loans to ensure appropriate classification. In the second quarter of 2010, management increased the weighting given to the most recent four quarters to 50%, and reduced the weighting of the earliest and second earliest four quarters to 10% and 15%, respectively, for pass rated loans, to place greater emphasis on losses taken by the Bank during the economic downturn. In the third quarter of 2014, management reevaluated the look-back period and restored the five year look-back period in order to capture a sufficient history of loss data. Additionally, risk factor calculations for pass rated loans included a specified loss emergence period and were determined based on the higher of the not-weighted five year average or weighted at 50.0 percent for the most recent four quarters, 25.0 percent for the next four quarters,12.5 percent for the next four quarters, 7.5% for the next four quarters and 5.0% for the next four quarters. In light of the changes above, the relevant environmental factors were reduced. These refinements maintained the Bank’s allowance at a level consistent with the prior quarter.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total average loans as of the dates indicated:

	March 31, 2015		December 31, 2014
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
Type of Loan:	Amount	Gross Loans	Amount	Gross Loans
	(Dollars in thousands)
Commercial loans	$49,705	26.9%	$47,501	27.2%
Residential mortgage loans (1)	11,777	19.3	11,578	19.2
Commercial mortgage loans	71,318	50.3	74,673	50.2
Real estate construction loans	23,270	3.5	27,652	3.2
Installment and other loans	19	0.0	16	0.2
Total	$156,089	100%	$161,420	100%

(1) Residential mortgage loans includes equity lines.

The allowance allocated to commercial loans was $49.7 million at March 31, 2015, compared to $47.5 million at December 31, 2014. The increase is due primarily to increases during the first quarter of 2015 in specific reserves on two commercial loans.

The allowance allocated to commercial mortgage loans decreased from $74.7 million at December 31, 2014, to $71.3 million at March 31, 2015, which was due primarily to partial chargeoffs on two impaired loans against reserves established in prior quarters. The overall allowance for total commercial mortgage loans was 1.5% at March 31, 2015, and 1.7% at December 31, 2014.

The allowance allocated for construction loans decreased to $23.3 million, or 6.7%, of construction loans at March 31, 2015, compared to $27.7 million, or 9.3%, of construction loans at December 31, 2014, primarily due to the decrease in construction loans categorized as substandard.

Deposits

Total deposits were $9.11 billion at March 31, 2015, an increase of $329.8 million, or 3.8%, from $8.78 billion at December 31, 2014, primarily due to a $143.1 million, or 4.6%, increase in time deposits of $100,000 or more, a $79.0 million, or 6.8%, increase in time deposits under $100,000, and a $44.2 million, or 5.7%, increase in NOW deposits. The following table displays the deposit mix as of the dates indicated:

	March 31, 2015	% of Total	December 31, 2014	% of Total	% Change
Deposits	(Dollars in thousands)
Non-interest-bearing demand deposits	$1,691,173	18.6%	$1,664,914	19.0%	1.6%
NOW deposits	822,940	9.0	778,691	8.9	5.7
Money market deposits	1,551,453	17.0	1,538,187	17.5	0.9
Savings deposits	557,924	6.1	533,940	6.1	4.5
Time deposits under $100,000	1,241,529	13.6	1,162,547	13.2	6.8
Time deposits of $100,000 or more	3,248,231	35.7	3,105,181	35.3	4.6
Total deposits	$9,113,250	100.0%	$8,783,460	100.0%	3.8%

Borrowings

Borrowings include federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $400.0 million with a weighted average rate of 3.89% at March 31, 2015, compared to $450.0 million with a weighted average rate of 3.85% at December 31, 2014. In the first quarter of 2014, the Company prepaid securities sold under agreements to repurchase totaling $100.0 million with a weighted average rate of 3.50% and incurred prepayment penalties of $3.4 million. As of March 31, 2015, four floating-to-fixed rate agreements totaling $200.0 million with weighted average rate of 5.0% and final maturity in January 2017 have initial floating rates for one year, with floating rates of three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.89% to 5.07%. As of March, 31, 2015 and December 31, 2014, four fixed rate non-callable securities sold under agreements to repurchase totaled $200.0 million with a weighted average rate of $2.78%. Final maturity for the four fixed rate non-callable securities sold under agreements is $50.0 million in August 2016, $50.0 million in July 2017, $50.0 million in June 2018, and $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $467.5 million as of March 31, 2015, and $516.3 million as of December 31, 2014.

Borrowing from the FHLB. As of March 31, over-night borrowings from the FHLB were $460.0 million at a rate of 0.24% compared to $400.0 million at a rate of 0.27% at December 31, 2014. As of March 31, 2015, and December 31, 2014, the long-term advance from the FHLB of $25.0 million was at rate of 1.13% and will mature in March 2018.

Long-term Debt

Long-term debt was $119.1 million at March 31, 2015, compared to $119.1 million at December 31, 2014. Long-term debt is comprised of Junior Subordinated Notes, which qualify as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of March 31, 2015. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)

Contractual obligations:
Deposits with stated maturity dates	$3,587,712	$718,897	$183,140	$11	$4,489,760
Securities sold under agreements to repurchase (1)	-	200,000	-	-	200,000
Securities sold under agreements to repurchase (2)	-	100,000	100,000	-	200,000
Advances from the Federal Home Loan Bank	460,000	25,000	-	-	485,000
Other borrowings	-	-	-	22,482	22,482
Long-term debt	-	-	-	119,136	119,136
Operating leases	6,827	10,359	6,203	5,556	28,945
Total contractual obligations and other commitments	$4,054,539	$1,054,256	$289,343	$147,185	$5,545,323

(1)	These repurchase agreements have a final maturity of 10-years from origination date but are callable on a quarterly basis after one year.
(2)	These repurchase agreements are non-callable.

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

Capital Resources

Total equity was $1.63 billion at March 31, 2015, an increase of $31.4 million, or 2.0%, from $1.60 billion at December 31, 2014, primarily due to increases in net income of $36.0 million and increases in other comprehensive income of $4.9 million offset by common stock cash dividends of $8.0 million.

The following table summarizes changes in total equity for the three months ended March 31, 2015:

Three months ended
(In thousands)	March 31, 2015
Net income	$35,980
Stock issued to directors	495
Stock options exercised	88
Proceeds from shares issued through the Dividend Reinvestment Plan	1,289
Shares withheld related to net share settlement of RSUs	(114)
Net tax short-fall from stock-based compensation expense	(4,395)
Share-based compensation	1,075
Other comprehensive income	4,923
Cash dividends paid to common stockholders	(7,983)
Net increase in total equity	$31,358

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements under Basel III rules became effective January 1, 2015, with transitional provisions, as of March 31, 2015. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a common equity tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%.

The following table presents Bancorp’s and the Bank’s capital and leverage ratios as of March 31, 2015, and December 31, 2014:

	Cathay General Bancorp				Cathay Bank
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Common equtiy Tier 1 capital ( to risk-weighted assets)	$1,317,239	13.35	n/a	n/a	$1,392,191	14.14	n/a	n/a
Common equtiy Tier 1 capital minimum requirement	64,473	4.50	n/a	n/a	62,649	4.50	n/a	n/a
Excess	$1,252,766	8.85	n/a	n/a	$1,329,542	9.64	n/a	n/a

Tier 1 capital (to risk-weighted assets)	$1,432,739	14.52	$1,406,511	14.96	$1,392,191	14.14	$1,353,481	14.42
Tier 1 capital minimum requirement	85,964	6.00	56,260	4.00	83,531	6.00	54,139	4.00
Excess	$1,346,775	8.52	$1,350,251	10.96	$1,308,660	8.14	$1,299,342	10.42

Total capital (to risk-weighted assets)	$1,557,515	15.79	$1,524,702	16.22	$1,515,648	15.40	$1,471,337	15.68
Total capital minimum requirement	114,619	8.00	112,521	8.00	111,375	8.00	108,278	8.00
Excess	$1,442,896	7.79	$1,412,181	8.22	$1,404,273	7.40	$1,363,059	7.68

Tier 1 capital (to average assets) – Leverage ratio	$1,432,739	13.16	$1,406,511	12.99	$1,392,191	12.83	$1,353,481	12.52
Minimum leverage requirement	435,434	4.00	433,121	4.00	434,036	4.00	432,350	4.00
Excess	$997,305	9.16	$973,390	8.99	$958,155	8.83	$921,131	8.52

Risk-weighted assets	$9,865,246		$9,401,803		$9,842,331		$9,382,961
Total average assets (1)	$10,885,854		$10,828,015		$10,850,908		$10,808,747

(1)

The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

* Basel III rules became effective January 1, 2015, with transitional provisions. All prior period data is based on Basel I rules.

In July 2013, the federal bank regulatory agencies adopted final regulations which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of the Dodd-Frank Act and to implement international agreements reached by the Basel Committee on Banking Supervision that were intended to improve both the quality and quantity of banking organizations’ capital (“Basel III”). Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased-in basis to all banking organizations, including Bancorp and the Bank.

The following are among the new requirements that will be phased in beginning January 1, 2015:

•	An increase in the minimum Tier 1 capital ratio from 4.00%, to 6.00% of risk-weighted assets.

•	A new category and a required 4.50% of risk-weighted assets ratio is established for “common equity Tier 1” as a subset of Tier 1 capital limited to common equity.

•	A minimum non-risk-based leverage ratio is set at 4.00% eliminating a 3.00% exception for higher rated banks.

•

Changes in the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets, and to include unrealized gains and losses on available-for-sale debt and equity securities.

•

A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios that will be phased in from 2016 to 2019 must be met to avoid limitations in the ability of the Company to pay dividends, repurchase shares or pay discretionary bonuses.

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

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. The amount of future dividends will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors. We are subject to Federal Reserve supervisory policies, including informing and consulting with the Federal Reserve Bank of San Francisco sufficiently in advance of any planned capital actions (i.e. increased dividend payments or stock redemptions). After prior notification to the Federal Reserve Bank of San Francisco, our Board of Directors increased the common stock dividend to $.07 per share in June 2014 and $0.10 per share in December 2014. There can be no assurance that our regulators will not object to any capital actions. The terms of our Junior Subordinated Notes also limit our ability to pay dividends.

The Company declared a cash dividend of $.10 per share on 79,823,624 shares outstanding on March 12, 2015, for distribution to holders of our common stock on March 2, 2015. Total cash dividends of $8.0 million were paid during the first quarter of 2015.

Country Risk Exposures

The Company’s total assets were $11.9 billion and total foreign country risk net exposures were $722.5 million at March 31, 2015. Total foreign country risk net exposures at March 31, 2015, were comprised primarily of $328.8 million from Hong Kong, $127.1 million from China, $65.3 million from England, $24.1 million from France, $44.3 million from Switzerland, $30.0 million from Australia, $20.0 million from the Philippines, $22.5 million from Taiwan, $26.8 million from Germany, $7.9 million from Singapore, $4.5 million from Canada, and $1.8 million from Macau. Risk is determined based on location of the borrowers, issuers, and counterparties.

All foreign country risk net exposures were to non-sovereign counterparties except $17.2 million due from the Hong Kong Monetary Authority at March 31, 2015.

Unfunded loans to foreign entities exposures were $40.5 million at March 31, 2015, and were comprised primarily of $39.8 million unfunded loans to three financial institution in China and a $720,000 unfunded loan to a borrower of Taiwan residence.

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

In May 2014, the Bancorp entered into five interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of three-month LIBOR at a weighted average rate of 0.27%. As of March 31, 2015, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $4.0 million, net of taxes, was included in other comprehensive income. The amount of periodic net settlement of interest rate swaps included in interest expense was $703,000 for the three months ended March 31, 2015, compared to zero for the same quarter a year ago.

In June 2014, the Bank entered into ten interest rate swap contracts in the notional amount of $148.1 million for various terms from four to eight years. In October 2014, the Bank entered into four additional interest rate swap contracts in the notional amount of $34.9 million. These interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.60% and receives a variable rate at one month LIBOR rate plus a weighted average spread of 292 basis points, or at a weighted average rate of 3.10%. As of March 31, 2015, the notional amount of fair value interest rate swaps was $180.4 million and their unrealized loss of $1.7 million was included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $683,000 for the three months ended March 31, 2015. As of March 31, 2015, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $11.4 million as of March 31, 2015.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At March 31, 2015, spot, forward, and swap contracts in the total notional amount of $127.2 million had a positive fair value of $1.6 million. Spot, forward, and swap contracts in the total notional amount of $158.3 million had a negative fair value of $5.0 million at March 31, 2015. At December 31, 2014, spot, forward, and swap contracts in the total notional amount of $167.0 million had a positive fair value of $1.9 million. Spot, forward, and swap contracts in the total notional amount of $178.9 million had a negative fair value of $5.0 million at December 31, 2014.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. At March 31, 2015, our liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 15.4% compared to 14.9% at December 31, 2014.

The Bank is a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of March 31, 2015, the Bank had an approved credit line with the FHLB totaling $3.9 billion. Advances from the FHLB were $485.0 million and standby letter of credits issued by FHLB on the Company’s behalf were $110.0 million at March 31, 2015. The Bank expects to be able to access this source of funding, if required, in the near term. The Bank has pledged a portion of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program to secure these borrowings. At March 31, 2015, the borrowing capacity under the Borrower-in-Custody program was $109.8 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. At March 31, 2015, investment securities totaled $1.20 billion, with $575.5 million pledged as collateral for borrowings and other commitments. The remaining $628.2 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 79.9% of the Company’s time deposits mature within one year or less as of March 31, 2015. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical run-off experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $30.0 million in 2014. The Bank did not pay dividends to Bancorp in the first quarter of 2015.

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

We have established a tolerance level in our policy to define and limit net interest income volatility to a change of plus or minus 5% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. The Company’s simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level in our policy to limit the loss in the net economic value of our portfolio of assets and liabilities to zero when the hypothetical rate change is plus or minus 200 basis points.

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of March 31, 2015:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	11.4	2.0
+100	4.9	1.1
-100	-1.2	0.3
-200	-1.6	2.8

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the first fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS.

Bancorp’s wholly-owned subsidiary, Cathay Bank, is a party to ordinary routine litigation from time to time incidental to various aspects of its operations. Management does not believe that any such litigation is expected to have a material adverse impact on the Company’s consolidated financial condition or results of operations.

Item 1A.     RISK FACTORS.

There is no material change in the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, in response to Item 1A in Part I of Form 10-K.

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2015 - January 31, 2015)	0	$0	0	622,500
Month #2 (February 1, 2015 - February 28, 2015)	0	$0	0	622,500
Month #3 (March 1, 2015 - March 31, 2015)	0	$0	0	622,500
Total	0	$0	0	622,500

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

Cathay General Bancorp (Registrant)

Date: May 7, 2015	/s/ Dunson K. Cheng . Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: May 7, 2015	/s/ Heng W. Chen . Heng W. Chen Executive Vice President and Chief Financial Officer