Form 10-Q
period 2015-06-30
CATHAY GENERAL BANCORP
filed 2015-08-06
CIK 861842

UNITED STATES

securities and exchange commission

Washington, D.C. 20549

form 10-q

(Mark One)

[ X ]	quarterly report pursuant to section 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2015

OR

[ ]	transition report pursuant to section 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-31830
CATHAY GENERAL BANCORP
(Exact name of registrant as specified in its charter)
Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

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

Common stock, $.01 par value, 82,606,382 shares outstanding as of August 3, 2015.

CATHAY GENERAL BANCORP AND SUBSIDIARies

2ND quarter 2015 REPORT ON FORM 10-Q

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	June 30, 2015	December 31, 2014

Assets
Cash and due from banks	$166,933	$176,830
Short-term investments and interest bearing deposits	48,711	489,614
Securities available-for-sale (amortized cost of $1,547,642 in 2015 and $1,324,408 in 2014)	1,545,699	1,318,935
Loans held for sale	-	973
Loans	9,502,008	8,914,080
Less: Allowance for loan losses	(153,437)	(161,420)
Unamortized deferred loan fees, net	(10,207)	(12,392)
Loans, net	9,338,364	8,740,268
Federal Home Loan Bank stock	17,250	30,785
Other real estate owned, net	23,839	31,477
Affordable housing investments and alternative energy partnerships, net	160,419	104,579
Premises and equipment, net	97,616	99,682
Customers’ liability on acceptances	26,378	35,656
Accrued interest receivable	27,747	25,364
Goodwill	316,340	316,340
Other intangible assets, net	2,948	3,237
Other assets	146,072	143,106

Total assets	$11,918,316	$11,516,846

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$1,671,970	$1,664,914
Interest-bearing deposits:
NOW deposits	871,126	778,691
Money market deposits	1,682,999	1,538,187
Savings deposits	562,602	533,940
Time deposits	4,550,166	4,267,728
Total deposits	9,338,863	8,783,460

Securities sold under agreements to repurchase	400,000	450,000
Advances from the Federal Home Loan Bank	210,000	425,000
Other borrowings for affordable housing investments	20,261	19,934
Long-term debt	119,136	119,136
Acceptances outstanding	26,378	35,656
Other liabilities	134,613	80,772
Total liabilities	10,249,251	9,913,958
Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 84,232,727 issued and 80,025,162 outstanding at June 30, 2015, and 84,022,118 issued and 79,814,553 outstanding at December 31, 2014	842	840
Additional paid-in-capital	790,897	789,519
Accumulated other comprehensive loss, net	(2,782)	(5,569)
Retained earnings	1,005,844	943,834
Treasury stock, at cost (4,207,565 shares at June 30, 2015, and at December 31, 2014)	(125,736)	(125,736)

Total equity	1,669,065	1,602,888
Total liabilities and equity	$11,918,316	$11,516,846

See accompanying notes to unaudited condensed consolidated financial statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$104,995	$97,454	$205,095	$190,186
Investment securities	5,346	6,708	9,120	14,284
Federal Home Loan Bank stock	1,677	421	2,258	871
Deposits with banks	368	479	847	928
Total interest and dividend income	112,386	105,062	217,320	206,269

Interest Expense
Time deposits	9,122	8,637	17,914	17,038
Other deposits	3,019	2,540	5,793	4,831
Securities sold under agreements to repurchase	3,934	6,943	7,859	13,873
Advances from Federal Home Loan Bank	117	497	210	696
Long-term debt	1,440	828	2,864	1,556
Total interest expense	17,632	19,445	34,640	37,994

Net interest income before reversal for credit losses	94,754	85,617	182,680	168,275
Reversal for loan losses	(2,150)	(3,700)	(7,150)	(3,700)
Net interest income after reversal for credit losses	96,904	89,317	189,830	171,975

Non-Interest Income
Securities (losses)/gains, net	(3,332)	506	(3,353)	6,466
Letters of credit commissions	1,391	1,520	2,659	2,988
Depository service fees	1,293	1,306	2,594	2,669
Other operating income	6,267	5,689	12,268	11,457
Total non-interest income	5,619	9,021	14,168	23,580

Non-Interest Expense
Salaries and employee benefits	24,463	23,391	47,079	46,842
Occupancy expense	3,986	3,896	8,007	7,758
Computer and equipment expense	2,292	2,534	4,794	4,836
Professional services expense	6,287	5,263	11,639	10,419
FDIC and State assessments	2,244	2,277	4,504	4,431
Marketing expense	1,321	1,519	2,141	2,083
Other real estate owned (income)/expense	(1,786)	(377)	(1,303)	382
Amortization of investments in low income housing and alternative energy partnerships	5,467	1,018	7,850	3,454
Amortization of core deposit intangibles	147	124	324	296
Costs associated with debt redemption	-	(555)	-	2,821
Other operating expense	3,164	3,423	6,681	7,259
Total non-interest expense	47,585	42,513	91,716	90,581
Income before income tax expense	54,938	55,825	112,282	104,974
Income tax expense	9,738	20,741	31,102	38,631
Net income	$45,200	35,084	81,180	66,343

Other comprehensive income, net of tax
Unrealized holding (loss)/gain on securities available-for-sale	(6,395)	13,750	104	24,844
Less: reclassification adjustments included in net income	(1,931)	293	(1,943)	3,748
Unrealized holding gain/(loss) on cash flow hedge derivatives	2,328	(263)	740	(263)
Total other comprehensive (loss)/gain, net of tax	(2,136)	13,194	2,787	20,833
Total comprehensive income	$43,064	$48,278	$83,967	$87,176

Net income per common share:
Basic	$0.57	$0.44	$1.02	$0.83
Diluted	$0.56	$0.44	$1.01	$0.83
Cash dividends paid per common share	$0.14	$0.07	$0.24	$0.12
Average common shares outstanding
Basic	79,939,197	79,642,993	79,887,699	79,619,506
Diluted	80,698,994	80,046,471	80,505,265	80,042,946

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30
	2015	2014
	(In thousands)
Cash Flows from Operating Activities
Net income	$81,180	$66,343
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Credit for loan losses	(7,150)	(3,700)
Provision for losses on other real estate owned	368	1,616
Deferred tax liability	8,797	10,483
Depreciation and amortization	6,864	3,896
Net gains on sale and transfer of other real estate owned	(2,003)	(2,373)
Net gains on sale of loans	(763)	(216)
Proceeds from sales of loans	19,170	9,914
Originations of loans held-for-sale	(17,433)	(9,699)
Net change in trading securities	-	4,936
Write-downs on venture capital investments	327	268
Write-downs on impaired securities	3,875	-
Net gains on sales and calls of securities	(522)	(6,466)
Amortization/accretion of security premiums/discounts, net	1,770	1,723
Excess tax short-fall from share-based payment arrangements	5,619	1,177
Stock based compensation and stock issued to officers as compensation	2,738	1,997
Net change in accrued interest receivable and other assets	(15,041)	(6,644)
Net change in other liabilities	(1,423)	(6,529)
Net cash provided by operating activities	86,373	66,726

Cash Flows from Investing Activities
Decrease/(increase) in short-term investments	440,903	(286,638)
Purchase of investment securities available-for-sale	(1,223,504)	(350,834)
Proceeds from sale of investment securities available-for-sale	958,656	466,867
Proceeds from repayments, maturities and calls of investment securities available-for-sale	36,512	175,398
Purchase of Federal Home Loan Bank stock	-	(6,043)
Redemptions of Federal Home Loan Bank stock	13,535	5,371
Net increase in loans	(581,379)	(476,774)
Purchase of premises and equipment	(1,383)	(3,317)
Proceeds from sales of other real estate owned	10,139	17,931
Investment in affordable housing & alternative energy partnerships	(19,590)	(3,588)
Net cash used in investing activities	(366,111)	(461,627)

Cash Flows from Financing Activities
Net increase in deposits	555,369	599,146
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(50,000)	(100,000)
Advances from Federal Home Loan Bank	4,632,000	6,452,400
Repayment of Federal Home Loan Bank borrowings	(4,847,000)	(6,452,400)
Cash dividends paid	(19,170)	(9,556)
Repayment of other borrowings	-	(2,000)
Proceeds from shares issued under Dividend Reinvestment Plan	2,752	875
Proceeds from exercise of stock options	1,713	-
Taxes paid related to net share settlement of RSUs	(204)	(274)
Excess tax short-fall from share-based payment arrangements	(5,619)	(1,177)
Net cash provided by financing activities	269,841	487,014
Increase in cash and cash equivalents	(9,897)	92,113
Cash and cash equivalents, beginning of the period	176,830	153,747
Cash and cash equivalents, end of the period	$166,933	$245,860

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$34,505	$38,910
Income taxes paid	$43,534	$40,864
Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$2,046	$21,096
Net change in unrealized holding gain/(loss) on cash flow hedge derivatives	$740	$(263)
Transfers to other real estate owned from loans held for investment	$866	$975

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, the “Company”), seven limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of June 30, 2015, the Bank operated 21 branches in Southern California, 12 branches in Northern California, nine branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Nevada, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” to improve targeted areas of the consolidation guidance and reduce the number of consolidation models. The Company may either apply the amendments retrospectively or use a modified retrospective approach. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth earnings per common share calculations:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except share and per share data)	2015	2014	2015	2014
Net income	$45,200	$35,084	$81,180	$66,343

Weighted-average shares:
Basic weighted-average number of common shares outstanding	79,939,197	79,642,993	79,887,699	79,619,506
Dilutive effect of weighted-average outstanding common share equivalents
Warrants	566,405	273,759	456,274	286,079
Options	139,867	97,476	124,249	99,575
Restricted stock units	53,525	32,243	37,043	37,786
Diluted weighted-average number of common shares outstanding	80,698,994	80,046,471	80,505,265	80,042,946

Average stock options and warrants with anti-dilutive effect	939,615	2,003,896	1,246,123	1,994,922
Earnings per common share:
Basic	$0.57	$0.44	$1.02	$0.83
Diluted	$0.56	$0.44	$1.01	$0.83

5. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock. As of June 30, 2015, the only options granted by the Company were non-statutory stock options to selected Bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. There were no options granted during the first six months of 2015 or during 2014.

Option compensation expense was zero for the three months and for the six months ended June 30, 2015, and June 30, 2014. Stock-based compensation was fully recognized over the requisite service period for all awards. Stock options covering 73,350 shares were exercised in the six months ended June 30, 2015, compared to zero in the six months ended June 30, 2014. Cash received totaled $1.7 million and the aggregate intrinsic value totaled $556,000 from the exercise of stock options during the first six months ended June 30, 2015. The table below summarizes stock option activity for the periods indicated:

			Weighted-average	Aggregate
		Weighted-average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in thousands)
Balance, December 31, 2014	2,332,904	$32.34	1.2	$1,388
Exercised	(3,750)	23.37
Forfeited	(808,670)	35.63
Balance, March 31, 2015	1,520,484	$30.62	1.6	$3,156
Exercised	(69,600)	23.37
Forfeited	(267,884)	33.99
Balance, June 30, 2015	1,183,000	$30.37	1.5	$5,010

Exercisable, June 30, 2015	1,183,000	$30.37	1.5	$5,010

In addition to stock options, the Company also grants restricted stock units to eligible employees which vest subject to continued employment at the vesting dates.

The Company granted restricted stock units for 72,900 shares at an average closing price of $28.11 per share in the first six months of 2015 compared to 17,601 shares at an average closing price of $24.66 per share in 2014. The restricted stock units granted are scheduled to vest two years from grant date for 2014 grants and to vest three years from grant date for 2015 grants.

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

The following table presents restricted stock unit activity from December 31, 2014, to June 30, 2015:

Units
Balance at December 31, 2014	386,465
Granted	72,900
Vested	(24,892)
Forfeited	(7,265)
Balance at June 30, 2015	427,208

The compensation expense recorded for restricted stock units was $1.2 million for the three months ended June 30, 2015, compared to $1.0 million in the same period a year ago. For the six months ended June 30, compensation expense recorded related to the restricted stock units was $2.2 million in 2015 and $2.0 million in 2014. Unrecognized stock-based compensation expense related to restricted stock units was $6.3 million at June 30, 2015, and is expected to be recognized over the next 2.2 years.

At June 30, 2015, 3,562,168 shares were available under the Company’s 2005 Incentive Plan (as Amended and Restated) for future grants.

The following table summarizes the tax benefit (short-fall) from share-based payment arrangements:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Short-fall of tax deductions in excess of grant-date fair value	$(1,224)	$50	$(5,619)	$(1,177)
Benefit of tax deductions on grant-date fair value	1,554	(50)	6,146	1,177
Total benefit of tax deductions	$330	$-	$527	$-

6. Investment Securities

Investment securities were $1.55 billion at June 30, 2015, compared to $1.32 billion at December 31, 2014. The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of June 30, 2015, and December 31, 2014:

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$299,911	$199	$-	$300,110
U.S. government sponsored entities	49,975	152	-	50,127
Mortgage-backed securities	1,110,298	759	9,654	1,101,403
Collateralized mortgage obligations	70	-	30	40
Corporate debt securities	74,949	528	1,078	74,399
Mutual funds	6,000	-	156	5,844
Preferred stock of government sponsored entities	2,811	733	-	3,544
Other equity securities	3,628	6,606	2	10,232
Total	$1,547,642	$8,977	$10,920	$1,545,699

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$664,206	$63	$265	$664,004
Mortgage-backed securities	549,296	1,393	6,386	544,303
Collateralized mortgage obligations	79	-	34	45
Corporate debt securities	94,943	776	1,247	94,472
Mutual funds	6,000	-	134	5,866
Preferred stock of government sponsored entities	6,276	681	3,733	3,224
Other equity securities	3,608	3,413	-	7,021
Total	$1,324,408	$6,326	$11,799	$1,318,935

The amortized cost and fair value of investment securities at June 30, 2015, by contractual maturities, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-For-Sale
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$299,913	$300,112
Due after one year through five years	88,156	89,227
Due after five years through ten years	45,607	44,609
Due after ten years (1)	1,113,966	1,111,751
Total	$1,547,642	$1,545,699

(1) Equity securities are reported in this category

Proceeds from sales of mortgage-backed securities were $573.5 million during the first six months of 2015 compared to $386.5 million during the same period a year ago. Proceeds from repayments, maturities and calls of mortgage-backed securities were $36.5 million during the first six months of 2015 compared to $39.6 million during the same period a year ago. Proceeds from sales of other investment securities were $385.2 million during the first six months of 2015 compared to $80.4 million during the same period a year ago. Proceeds from maturities and calls of other investment securities were zero during the first six months of 2015 compared to $135.8 million during the same period a year ago. Gains of $2.3 million and losses of $1.8 million were realized on sales of investment securities during the first six months of 2015 compared to gains of $12.8 million and losses of $6.3 million realized during the same period a year ago.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of June 30, 2015, and December 31, 2014:

	June 30, 2015
	Temporarily impaired securities
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Securities Available-for-Sale
Mortgage-backed securities	$1,087,436	$9,653	$6	$1	$1,087,442	$9,654
Collateralized mortgage obligations	-	-	40	30	40	30
Corporate debt securities	-	-	43,922	1,078	43,922	1,078
Mutual funds	-	-	5,844	156	5,844	156
Other equity securities	18	2	-	-	18	2
Total	$1,087,454	$9,655	$49,812	$1,265	$1,137,266	$10,920

	December 31, 2014
	Temporarily impaired securities
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Securities Available-for-Sale
U.S. treasury securities	$374,153	$265	$-	$-	$374,153	$265
Mortgage-backed securities	-	-	425,090	6,386	425,090	6,386
Collateralized mortgage obligations	-	-	45	34	45	34
Corporate debt securities	-	-	63,753	1,247	63,753	1,247
Mutual funds	-	-	5,866	134	5,866	134
Preferred stock of government sponsored entities	2,448	3,733	-	-	2,448	3,733
Total	$376,601	$3,998	$494,754	$7,801	$871,355	$11,799

Total unrealized losses of $10.9 million at June 30, 2015, were primarily caused by increases in interest rates subsequent to the date that these securities were purchased or caused by the widening of credit and liquidity spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment.

At June 30, 2015, management believed the impairment was temporary and, accordingly, no impairment loss on debt securities has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

Investment securities having a carrying value of $519.2 million at June 30, 2015, and $591.3 million at December 31, 2014, were pledged to secure public deposits, other borrowings, treasury tax and loan, and securities sold under agreements to repurchase.

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

The components of loans in the condensed consolidated balance sheets as of June 30, 2015, and December 31, 2014, were as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Type of Loans:
Commercial loans	$2,387,450	$2,382,493
Residential mortgage loans	1,713,312	1,570,059
Commercial mortgage loans	4,849,381	4,486,443
Equity lines	176,067	172,879
Real estate construction loans	370,828	298,654
Installment and other loans	4,970	3,552
Gross loans	$9,502,008	$8,914,080
Less:
Allowance for loan losses	(153,437)	(161,420)
Unamortized deferred loan fees	(10,207)	(12,392)
Total loans, net	$9,338,364	$8,740,268
Loans held for sale	$-	$973

At June 30, 2015, recorded investment in impaired loans totaled $166.1 million and was comprised of non-accrual loans of $66.1 million and accruing troubled debt restructured loans (“TDRs) of $100.0 million. At December 31, 2014, recorded investment in impaired loans totaled $174.5 million and was comprised of non-accrual loans of $70.2 million and accruing TDRs of $104.3 million. For impaired loans, the amounts previously charged off represent 18.6% at June 30, 2015, and 17.1% at December 31, 2014, of the contractual balances for impaired loans. The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	Impaired Loans
	Average Recorded Investment				Interest Income Recognized
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)
Commercial loans	$25,620	$27,773	$25,523	$29,300	$201	$194	$412	$420
Real estate construction loans	20,790	33,049	21,884	33,552	65	66	130	132
Commercial mortgage loans	105,815	112,982	108,042	112,148	793	995	1,574	2,014
Residential mortgage loans and equity lines	17,025	18,392	17,152	18,772	120	93	240	192
Total impaired loans	$169,250	$192,196	$172,601	$193,772	$1,179	$1,348	$2,356	$2,758

The following table presents impaired loans and the related allowance for credit losses as of the dates indicated:

	Impaired Loans
	June 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance
Commercial loans	$17,657	$14,055	$-	$19,479	$18,452	$-
Real estate construction loans	48,790	22,586	-	32,924	17,025	-
Commercial mortgage loans	81,845	76,053	-	77,474	75,172	-
Residential mortgage loans and equity lines	2,473	2,473	-	2,518	2,518	-
Subtotal	$150,765	$115,167	$-	$132,395	$113,167	$-
With allocated allowance
Commercial loans	$9,910	$9,661	$966	$7,003	$5,037	$1,263
Real estate construction loans	-	-	-	19,006	8,703	1,077
Commercial mortgage loans	28,332	26,822	6,554	38,197	34,022	8,993
Residential mortgage loans and equity lines	14,958	14,414	464	14,019	13,590	465
Subtotal	$53,200	$50,897	$7,984	$78,225	$61,352	$11,798
Total impaired loans	$203,965	$166,064	$7,984	$210,620	$174,519	$11,798

The following tables present the aging of the loan portfolio by type as of June 30, 2015, and as of December 31, 2014:

	June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$17,641	$2,138	$-	$7,878	$27,657	$2,359,793	$2,387,450
Real estate construction loans	-	-	-	16,856	16,856	353,972	370,828
Commercial mortgage loans	4,132	3,151	-	33,271	40,554	4,808,827	4,849,381
Residential mortgage loans and equity lines	-	234	-	8,047	8,281	1,881,098	1,889,379
Installment and other loans	-	-	-	-	-	4,970	4,970
Total loans	$21,773	$5,523	$-	$66,052	$93,348	$9,408,660	$9,502,008

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$11,595	$1,238	$-	$6,983	$19,816	$2,362,677	2,382,493
Real estate construction loans	1,416	-	-	19,963	21,379	277,275	298,654
Commercial mortgage loans	17,654	3,909	-	35,606	57,169	4,429,274	4,486,443
Residential mortgage loans and equity lines	5,634	732	-	7,611	13,977	1,728,961	1,742,938
Installment and other loans	60	-	-	-	60	3,492	3,552
Total loans	$36,359	$5,879	$-	$70,163	$112,401	$8,801,679	$8,914,080

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

At June 30, 2015, accruing TDRs were $100.0 million and non-accrual TDRs were $42.6 million compared to accruing TDRs of $104.3 million and non-accrual TDRs of $41.6 million at December 31, 2014. The Company allocated specific reserves of $1.4 million to accruing TDRs and $5.8 million to non-accrual TDRs at June 30, 2015, and $6.5 million to accruing TDRs and $4.9 million to non-accrual TDRs at December 31, 2014. The following tables present TDRs that were modified during the first six months of 2015 and of 2014, their specific reserves at June 30, 2015, and 2014, and charge-offs during the first six months of 2015 and of 2014:

	Six months ended June 30, 2015				June 30, 2015
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)
Commercial loans	1	$850	$850	$-	$-
Commercial mortgage loans	4	14,411	14,411	-	40
Residential mortgage loans and equity lines	4	1,522	1,374	148	43
Total	9	$16,783	$16,635	$148	$83

	Six months ended June 30, 2014				June 30, 2014
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)
Commercial loans	3	8,490	8,490	$-	$20
Residential mortgage loans and equity lines	3	1,393	1,393	-	32
Total	6	$9,883	$9,883	$-	$52

Modifications of the loan terms during the first six months of 2015 were in the form of changes in the stated interest rate, and/or extension of maturity dates, and/or reduction in monthly payment amount. The length of time for which modifications involving a reduction of the stated interest rate or changes in payment terms that were documented ranged from six months to three years from the modification date.

We expect that the TDRs on accruing status as of June 30, 2015, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  A summary of TDRs by type of concession and by type of loan, as of June 30, 2015, and December 31, 2014, is shown below:

	June 30, 2015

Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$12,386	$1,496	$1,957	$15,839
Real estate construction loans	-	-	5,730	5,730
Commercial mortgage loans	29,465	6,082	34,055	69,602
Residential mortgage loans	5,088	1,005	2,747	8,840
Total accruing TDRs	$46,939	$8,583	$44,489	$100,011

	June 30, 2015

Non-accrual TDRs	Payment Deferral	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$2,272	$-	$2,272
Real estate construction loans	10,366	5,990	16,356
Commercial mortgage loans	1,566	20,540	22,106
Residential mortgage loans	611	1,250	1,861
Total non-accrual TDRs	$14,815	$27,780	$42,595

	December 31, 2014

Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total

Commercial loans	$11,572	$-	$-	$4,934	$16,506
Real estate construction loans	5,765	-	-	-	5,765
Commercial mortgage loans	20,543	26,694	-	26,351	73,588
Residential mortgage loans	3,316	-	410	4,771	8,497
Total accruing TDRs	$41,196	$26,694	$410	$36,056	$104,356

	December 31, 2014
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$1,423	$860	$1,269	$3,552
Real estate construction loans	-	-	19,462	19,462
Commercial mortgage loans	15,917	-	973	16,890
Residential mortgage loans	1,026	-	688	1,714
Total non-accrual TDRs	$18,366	$860	$22,392	$41,618

The activity within our TDRs for the periods indicated are shown below:

	Three months ended June 30,		Six months ended June 30,
Accruing TDRs	2015	2014	2015	2014
	(In thousands)
Beginning balance	$100,393	$118,922	$104,356	$117,597
New restructurings	5,798	722	16,426	8,097
Restructured loans restored to accrual status	-	-	-	962
Charge-offs	-	-	(148)	-
Payments	(6,180)	(1,278)	(10,434)	(8,290)
Restructured loans placed on nonaccrual	-	(7,230)	(10,189)	(7,230)
Ending balance	$100,011	$111,136	$100,011	$111,136

	Three months ended June 30,		Six months ended June 30,
Non-accrual TDRs	2015	2014	2015	2014
	(In thousands)
Beginning balance	$44,541	$37,797	$41,618	$38,769
New restructurings	-	247	209	1,786
Restructured loans placed on nonaccrual	-	7,230	10,189	7,230
Charge-offs	(489)	(595)	(3,243)	(599)
Payments	(1,457)	(1,074)	(6,178)	(2,619)
Restructured loans restored to accrual status	-	-	-	(962)
Ending balance	$42,595	$43,605	$42,595	$43,605

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company had one commercial mortgage loan in the amount of $9.6 million that was modified as a TDR during the previous twelve months and which subsequently defaulted as of June 30, 2015.  The Company had previously taken a charge off in the amount of $598,000 on this same commercial mortgage loan during the previous twelve months.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of June 30, 2015, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

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

The Company had no loans held for sale as of June 30, 2015. The following tables present the loan portfolio by risk rating as of June 30, 2015, and as of December 31, 2014:

	June 30, 2015
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,251,083	$64,655	$70,240	$1,472	$2,387,450
Real estate construction loans	348,242	-	22,086	500	370,828
Commercial mortgage loans	4,580,231	114,663	144,897	9,590	4,849,381
Residential mortgage loans and equity lines	1,879,108	-	10,271	-	1,889,379
Installment and other loans	4,970	-	-	-	4,970
Total gross loans	$9,063,634	$179,318	$247,494	$11,562	$9,502,008

	December 31, 2014
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,260,474	$47,619	$72,561	$1,839	$2,382,493
Real estate construction loans	272,927	-	25,227	500	298,654
Commercial mortgage loans	4,213,453	105,970	167,020	-	4,486,443
Residential mortgage loans and equity lines	1,733,248	-	9,690	-	1,742,938
Installment and other loans	3,552	-	-	-	3,552
Total gross loans	$8,483,654	$153,589	$274,498	$2,339	$8,914,080

Loans held for sale	$-	$-	$973	$-	$973

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of June 30, 2015, and as of December 31, 2014:

				Residential
		Real Estate	Commercial	Mortgage Loans
	Commercial	Construction	Mortgage	and Equity	Installment and
	Loans	Loans	Loans	Lines	Other Loans	Total
	(In thousands)
June 30, 2015
Loans individually evaluated for impairment
Allowance	$966	$-	$6,554	$464	$-	$7,984
Balance	$23,717	$22,586	$102,874	$16,887	$-	$166,064

Loans collectively evaluated for impairment
Allowance	$46,574	$26,304	$60,691	$11,859	$25	$145,453
Balance	$2,363,733	$348,242	$4,746,507	$1,872,492	$4,970	$9,335,944

Total allowance	$47,540	$26,304	$67,245	$12,323	$25	$153,437
Total balance	$2,387,450	$370,828	$4,849,381	$1,889,379	$4,970	$9,502,008

December 31, 2014
Loans individually evaluated for impairment
Allowance	$1,263	$1,077	$8,993	$465	$-	$11,798
Balance	$23,489	$25,728	$109,194	$16,108	$-	$174,519

Loans collectively evaluated for impairment
Allowance	$46,238	$26,575	$65,680	$11,113	$16	$149,622
Balance	$2,359,004	$272,926	$4,377,249	$1,726,830	$3,552	$8,739,561

Total allowance	$47,501	$27,652	$74,673	$11,578	$16	$161,420
Total balance	$2,382,493	$298,654	$4,486,443	$1,742,938	$3,552	$8,914,080

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months and six months ended June 30, 2015, and June 30, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended June 30, 2015 and 2014
		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)
March 31, 2015 Ending Balance	$49,705	$23,270	$71,318	$11,777	$19	156,089
Provision/(credit) for possible credit losses	184	2,982	(5,880)	559	5	(2,150)
Charge-offs	(2,580)	-	(65)	(13)	-	(2,658)
Recoveries	231	52	1,872	-	1	2,156
Net (charge-offs)/recoveries	(2,349)	52	1,807	(13)	1	(502)
June 30, 2015 Ending Balance	$47,540	$26,304	$67,245	$12,323	$25	$153,437

March 31, 2014 Ending Balance	$64,782	$10,626	$81,326	$12,377	$27	$169,138
Provision/(credit) for possible credit losses	(6,111)	742	1,185	493	(9)	(3,700)
Charge-offs	(114)	(1,813)	(648)	-	-	(2,575)
Recoveries	4,682	-	1,532	-	-	6,214
Net (charge-offs)/recoveries	4,568	(1,813)	884	-	-	3,639
June 30, 2014 Ending Balance	$63,239	$9,555	$83,395	$12,870	$18	$169,077

Six months ended June 30, 2015 and 2014
		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)
2015 Beginning Balance	$47,501	$27,652	$74,673	$11,578	$16	$161,420

Provision/(credit) for possible credit losses	1,005	(1,470)	(7,580)	886	9	(7,150)

Charge-offs	(3,444)	-	(3,516)	(161)	-	(7,121)
Recoveries	2,478	122	3,668	20	-	6,288
Net (charge-offs)/recoveries	(966)	122	152	(141)	-	(833)

June 30, 2015 Ending Balance	$47,540	$26,304	$67,245	$12,323	$25	$153,437
Reserve for impaired loans	$966	$-	$6,554	$464	$-	$7,984
Reserve for non-impaired loans	$46,574	$26,304	$60,691	$11,859	$25	$145,453
Reserve for off-balance sheet credit commitments	$-	$-	$-	$-	$-	$-

2014 Beginning Balance	$65,103	$11,999	$84,753	$12,005	$29	$173,889

Provision/(credit) for possible credit losses	(1,228)	(656)	(3,041)	865	(11)	(4,071)

Charge-offs	(7,340)	(1,813)	(2,424)	-	-	(11,577)
Recoveries	6,704	25	4,107	-	-	10,836
Net (charge-offs)/recoveries	(636)	(1,788)	1,683	-	-	(741)

June 30, 2014 Ending Balance	$63,239	$9,555	$83,395	$12,870	$18	$169,077
Reserve for impaired loans	$2,717	$143	$6,230	$519	$-	$9,609
Reserve for non-impaired loans	$60,522	$9,412	$77,165	$12,351	$18	$159,468
Reserve for off-balance sheet credit commitments	$1,014	$391	$401	$36	$2	$1,844

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

9. Borrowed Funds

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $400.0 million with a weighted average rate of 3.89% at June 30, 2015, compared to $450.0 million with a weighted average rate of 3.85% at December 31, 2014. In the first six months of 2014, the Company prepaid securities sold under agreements to repurchase totaling $100.0 million with a weighted average rate of 3.50% and incurred prepayment penalties of $3.4 million compared to none in the first six months of 2015. As of June 30, 2015, four floating-to-fixed rate agreements totaling $200.0 million with weighted average rate of 5.0% and final maturity in January 2017 have initial floating rates for one year, with floating rates of three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.89% to 5.07%. As of June 30, 2015, and December 31, 2014, four fixed rate non-callable securities sold under agreements to repurchase totaled $200.0 million with a weighted average rate of 2.78%. Final maturity for the four fixed rate non-callable securities sold under agreements is $50.0 million in August 2016, $50.0 million in July 2017, $50.0 million in June 2018, and $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $448.2 million as of June 30, 2015, and $516.3 million as of December 31, 2014.

Borrowing from the FHLB. As of June 30, 2015, over-night borrowings from the FHLB were $60.0 million at a rate of 0.24% compared to $400.0 million at a rate of 0.27% at December 31, 2014. As of June 30, 2015, the advance from the FHLB were $150.0 million at a rate of 0.36% compared to $25.0 million at a rate of 1.13% at December 31, 2014. As of June 30, 2015, FHLB advance of $125.0 million will mature in July 2015 and $25 million will mature in March 2018.

10. Income Taxes

Income tax expense totaled $31.1 million, or an effective tax rate of 27.7%, for the first six months of 2015, compared to an income tax expense of $38.6 million, or an effective tax rate of 36.8%, for the same period a year ago. The effective tax rate includes the impact of the utilization of low income housing tax credits for both periods. At June 30, 2015, the Company forecasted its effective tax rate for the full year 2015 to be 27.7%, including the utilization of alternative energy tax credits generated from an investment made in April 2015, and applied the forecasted full year effective tax rate to the results of operations for the first six months of 2015.

As of December 31, 2014, the Company had income tax refunds receivable of $18.1 million. These income tax receivables are included in other assets in the accompanying condensed consolidated balance sheets.

The Company’s tax returns are open for audit by the Internal Revenue Service back to 2011 and by the California Franchise Tax Board back to 2003. The Company is under audit by the California Franchise Tax Board for the years 2003 to 2007. As the Company is presently under audit by a number of tax authorities, it is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2015, and December 31, 2014:

June 30, 2015	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$300,110	$-	$-	$300,110
U.S. government sponsored entities		50,127	-	50,127
Mortgage-backed securities	-	1,101,403	-	1,101,403
Collateralized mortgage obligations	-	40	-	40
Corporate debt securities	-	74,399	-	74,399
Mutual funds	5,844	-	-	5,844
Preferred stock of government sponsored entities	-	3,544	-	3,544
Other equity securities	-	10,232	-	10,232
Total securities available-for-sale	305,954	1,239,745	-	1,545,699
Warrants	-	-	32	32
Foreign exchange contracts	-	2,326	-	2,326
Total assets	$305,954	$1,242,071	$32	$1,548,057

Liabilities

Interest rate swaps	$-	$4,095	$-	$4,095
Foreign exchange contracts	-	3,201	-	3,201
Total liabilities	$-	$7,296	$-	$7,296

December 31, 2014	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$664,004	$-	$-	$664,004
Mortgage-backed securities	-	544,303	-	544,303
Collateralized mortgage obligations	-	45	-	45
Corporate debt securities	-	94,472	-	94,472
Mutual funds	5,866	-	-	5,866
Preferred stock of government sponsored entities	-	3,224	-	3,224
Other equity securities	-	7,021	-	7,021
Total securities available-for-sale	669,870	649,065	-	1,318,935
Warrants	-	-	27	27
Foreign exchange contracts	-	1,876	-	1,876
Total assets	$669,870	$650,941	$27	$1,320,838

Liabilities

Interest rate swaps	$-	$4,626	$-	$4,626
Foreign exchange contracts	-	5,007	-	5,007
Total liabilities	$-	$9,633	$-	$9,633

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $32,000 at June 30, 2015, compared to $27,000 at December 31, 2014. The fair value adjustment of warrants was included in other operating income in the second quarter of 2015. The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from 1 to 5 years, risk-free interest rate from 0.65% to 1.65%, and stock volatility from 10.0% to 13.7%.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the condensed consolidated balance sheets at June 30, 2015, the following tables provide the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of June 30, 2015, and December 31, 2014, and the total losses/(gains) for the periods indicated:

	June 30, 2015				Total Losses
	Fair Value Measurements Using			Total at	Three Months Ended		Six Months Ended
	Level 1	Level 2	Level 3	Fair Value	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$8,955	$8,955	$2,574	$17	$2,805	$17
Commercial mortgage loans	-	-	20,268	20,268	-	-	654	-
Residential mortgage loans and equity lines	-	-	13,950	13,950	-	-	146	-
Total impaired loans	-	-	43,173	43,173	2,574	17	3,605	17
Other real estate owned (1)	-	8,017	4,236	12,253	44	142	225	325
Investments in venture capital	-	-	5,371	5,371	103	157	327	268
Total assets	$-	$8,017	$52,780	$60,797	$2,721	$316	$4,157	$610

(1) Other real estate owned balance of $23.8 million in the condensed consolidated balance sheet is net of estimated disposal costs.

	December 31, 2014				Total Losses / (Gains)
	Fair Value Measurements Using				Twelve Months Ended
	Level 1	Level 2	Level 3	Total at Fair Value	December 31, 2014	December 31, 2013
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$-	$-	$3,774	$3,774	$17	$5,731
Commercial mortgage loans	-	-	25,029	25,029	3,914	125
Construction- other	-	-	7,625	7,625	-	-
Residential mortgage loans and equity lines	-	-	13,126	13,126	27	213
Total impaired loans	-	-	49,554	49,554	3,958	6,069
Other real estate owned (1)	-	16,458	4,110	20,568	202	(3,134)
Investments in venture capital	-	-	5,495	5,495	436	409
Equity investments	617	-	-	617	-	-
Total assets	$617	$16,458	$59,159	$76,234	$4,596	$3,344

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

Securities. For securities, including securities held-to-maturity, available-for-sale, and for trading, fair values were based on quoted market prices at the reporting date. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities or dealer quotes. For certain actively traded agency preferred stock and U.S. Treasury securities, the Company measures the fair value based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement. The Company also measures securities by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement. This category generally includes U.S. Government agency securities, state and municipal securities, mortgage-backed securities (“MBS”), commercial MBS, collateralized mortgage obligations, asset-backed securities, and corporate bonds.

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

The fair value of impaired loans was calculated based on the net realizable fair value of the collateral or the observable market price of the most recent sale or quoted price from loans held for sale. The Company does not record loans at fair value on a recurring basis. Nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on the current appraised value or adjusted appraised of the collateral, a Level 2 or Level 3 measurement.

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

The following table presents the carrying and notional amounts and estimated fair value of financial instruments as of June 30, 2015, and as of December 31, 2014:

	June 30, 2015		December 31, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$166,933	$166,933	$176,830	$176,830
Short-term investments	48,711	48,711	489,614	489,614
Securities available-for-sale	1,545,699	1,545,699	1,318,935	1,318,935
Loans held for sale	-	-	973	1,225
Loans, net	9,338,364	9,271,167	8,740,268	8,688,072
Investment in Federal Home Loan Bank stock	17,250	17,250	30,785	30,785
Warrants	32	32	27	27

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$193,066	$2,326	$167,005	$1,876

Financial Liabilities	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Deposits	$9,338,863	$9,341,551	$8,783,460	$8,785,342
Securities sold under agreements to repurchase	400,000	419,915	450,000	473,816
Advances from Federal Home Loan Bank	210,000	210,020	425,000	424,974
Other borrowings	20,261	17,571	19,934	17,978
Long-term debt	119,136	59,015	119,136	59,425

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$188,048	$3,201	$178,868	$5,007
Interest rate swaps	298,538	4,095	300,480	4,626

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$2,003,486	$(4,123)	$2,071,766	$(3,442)
Standby letters of credit	50,293	(202)	53,910	(243)
Other letters of credit	57,204	(35)	48,142	(29)
Bill of lading guarantees	199	(1)	108	-

The following tables present the level in the fair value hierarchy for the estimated fair values of financial instruments as of June 30, 2015, and December 31, 2014.

	June 30, 2015
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$166,933	$166,933	$-	$-
Short-term investments	48,711	48,711	-	-
Securities available-for-sale	1,545,699	305,954	1,239,745	-
Loans, net	9,271,167	-	-	9,271,167
Investment in Federal Home Loan Bank stock	17,250	-	17,250	-
Warrants	32	-	-	32
Financial Liabilities
Deposits	9,341,551	-	-	9,341,551
Securities sold under agreements to repurchase	419,915	-	419,915	-
Advances from Federal Home Loan Bank	210,020	-	210,020	-
Other borrowings	17,571	-	-	17,571
Long-term debt	59,015	-	59,015	-

	December 31, 2014
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$176,830	$176,830	$-	$-
Short-term investments	489,614	489,614	-	-
Securities available-for-sale	1,318,935	669,870	649,065	-
Loans held-for-sale	1,225	-	-	1,225
Loans, net	8,688,072	-	-	8,688,072
Investment in Federal Home Loan Bank stock	30,785	-	30,785	-
Warrants	27	-	-	27
Financial Liabilities
Deposits	8,785,342	-	-	8,785,342
Securities sold under agreements to repurchase	473,816	-	473,816	-
Advances from Federal Home Loan Bank	424,974	-	424,974	-
Other borrowings	17,978	-	-	17,978
Long-term debt	59,425	-	59,425	-

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

At June 30, 2015, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment as of an interim date.

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

In May 2014, Bancorp entered into five interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, the quarterly interest payments throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 0.28%. As of June 30, 2015, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $1.7 million, net of taxes, was included in other comprehensive income. The amount of periodic net settlement of interest rate swaps included in interest expense was $703,000 for the three months ended June 30,2015 compared to $101,000 for the same quarter a year ago. For the six months ended June 30, 2015, the periodic net settlement of interest rate swaps included in interest expense was $1.4 million compared to $101,000 for the same period in 2014.

In June 2014, the Bank entered into ten interest rate swap contracts in the notional amount of $148.1 million for various terms from four to eight years. In October 2014, the Bank entered into four additional interest rate swap contracts in the notional amount of $34.9 million. These interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.60% and receives a variable rate at the one month LIBOR rate plus a weighted average spread of 292 basis points, or at a weighted average rate of 3.11%. As of June 30, 2015, the notional amount of fair value interest rate swaps was $179.4 million and their unrealized loss of $1.2 million was included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $682,000 for the three months ended June 30, 2015, compared to $26,000 for the same quarter a year ago. The amount of periodic net settlement of interest rate swaps reducing interest income was $1.4 million for the six months ended June 30, 2015 compared to $26,000 for the same period a year ago. As of June 30, 2015, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $7.2 million as of June 30, 2015.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At June 30, 2015, spot, forward, and swap contracts in the total notional amount of $193.1 million had a positive fair value of $2.3 million. Spot, forward, and swap contracts in the total notional amount of $188.0 million had a negative fair value of $3.2 million at June 30, 2015. At December 31, 2014, spot, forward, and swap contracts in the total notional amount of $167.0 million had a positive fair value of $1.9 million. Spot, forward, and swap contracts in the total notional amount of $178.9 million had a negative fair value of $5.0 million at December 31, 2014.

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

Financial instruments that are eligible for offset in the condensed consolidated balance sheets, as of June 30, 2015, and December 31, 2014, are presented in the following table:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
June 30, 2015

Liabilities:
Securities sold under agreements to repurchase	$400,000	$-	$400,000	$-	$(400,000)	$-
Derivatives	$4,095	$-	$4,095	$-	$(4,095)	$-

December 31, 2014

Liabilities:
Securities sold under agreements to repurchase	$450,000	$-	$450,000	$-	$(450,000)	$-
Derivatives	$4,626	$-	$4,626	$-	$(4,626)	$-

16. Stockholders’ Equity

Total equity was $1.67 billion at June 30, 2015, an increase of $66.2 million, or 4.1%, from $1.60 billion at December 31, 2014, primarily due to increases in net income of $81.2 million and in other comprehensive income of $2.8 million offset by common stock cash dividends of $19.2 million.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three months and six months ended June 30, 2015, and June 30, 2014, was as follows:

	Three months ended June 30, 2015			Three months ended June 30, 2014
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, loss, net of tax
Securities available-for sale			$3,339			$(22,090)
Cash flow hedge derivatives			(3,985)			-
Total			$(646)			$(22,090)
Net unrealized gains/(losses) arising during the period
Securities available-for sale	$(11,034)	$(4,639)	$(6,395)	$23,724	$9,974	$13,750
Cash flow hedge derivatives	4,017	1,689	2,328	(454)	(191)	(263)
Total	(7,017)	(2,950)	(4,067)	23,270	9,783	$13,487
Reclassification adjustment for net losses/(gains) in net income
Securities available-for sale	3,332	1,401	1,931	(506)	(213)	(293)
Cash flow hedge derivatives	-	-	-	-	-	-
Total	3,332	1,401	1,931	(506)	(213)	(293)
Total other comprehensive income/(loss)
Securities available-for sale	(7,702)	(3,238)	(4,464)	23,218	9,761	13,457
Cash flow hedge derivatives	4,017	1,689	2,328	(454)	(191)	(263)
Total	$(3,685)	$(1,549)	$(2,136)	$22,764	$9,570	$13,194
Ending balance, loss, net of tax
Securities available-for sale			$(1,125)			$(8,633)
Cash flow hedge derivatives			(1,657)			(263)
Total			$(2,782)			$(8,896)

	Six months ended June 30, 2015			Six months ended June 30, 2014
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, loss, net of tax
Securities available-for sale			$(3,172)			$(29,729)
Cash flow hedge derivatives			(2,397)			-
Total			$(5,569)			$(29,729)
Net unrealized gains/(losses) arising during the period
Securities available-for sale	$177	$73	$104	$42,867	$18,023	$24,844
Cash flow hedge derivatives	1,277	537	740	(454)	(191)	(263)
Total	1,454	610	844	42,413	17,832	$24,581
Reclassification adjustment for net losses/(gains) in net income
Securities available-for sale	3,353	1,410	1,943	(6,466)	(2,718)	(3,748)
Cash flow hedge derivatives	-	-	-	-	-	-
Total	3,353	1,410	1,943	(6,466)	(2,718)	(3,748)
Total other comprehensive income/(loss)
Securities available-for sale	3,530	1,483	2,047	36,401	15,305	21,096
Cash flow hedge derivatives	1,277	537	740	(454)	(191)	(263)
Total	$4,807	$2,020	$2,787	$35,947	$15,114	$20,833
Ending balance, loss, net of tax
Securities available-for sale			$(1,125)			$(8,633)
Cash flow hedge derivatives			(1,657)			(263)
Total			$(2,782)			$(8,896)

17. Subsequent Events

On July 31, 2015, the Company completed its merger with Asia Bancshares, Inc. (“Bancshares”).   As a result of the transaction, Bancshares has been merged with and into Bancorp, and its subsidiary, Asia Bank, has been merged with and into Cathay Bank.  Asia Bank operates three branches in New York and one branch in Maryland.  Under the terms of the merger, Bancorp is issuing 2.58 million shares of its common stock and paying $57.0 million in cash for all the issued and outstanding shares of Bancshares common stock.  As of June 30, 2015, Bancshares had total assets of $520.5 million, total gross loans of $413.7 million, total deposits of $437.1 million and total equity of $79.3 million.

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

Highlights

●	Diluted earnings per share increased 27.3% to $0.56 per share for the second quarter of 2015 compared to $0.44 per share for the same quarter a year ago.

●	Total loans increased $277.2 million, or 3.0%, in the second quarter of 2015, to $9.5 billion at June 30, 2015, compared to $9.2 billion at March 31, 2015, and $8.9 billion at December 31, 2014.

Recent Developments

On July 31, 2015, the Company completed its merger with Asia Bancshares, Inc. (“Bancshares”).   As a result of the transaction, Bancshares has been merged with and into Bancorp, and its subsidiary, Asia Bank, has been merged with and into Cathay Bank.  Asia Bank operates three branches in New York and one branch in Maryland.  Under the terms of the merger, Bancorp is issuing 2.58 million shares of its common stock and paying $57.0 million in cash for all the issued and outstanding shares of Bancshares common stock.  As of June 30, 2015, Bancshares had total assets of $520.5 million, total gross loans of $413.7 million, total deposits of $437.1 million and total equity of $79.3 million.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended June 30, 2015, was $45.2 million, an increase of $10.1 million, or 28.8%, compared to net income of $35.1 million for the same quarter a year ago. Diluted earnings per share for the quarter ended June 30, 2015, was $0.56 compared to $0.44 for the same quarter a year ago due primarily to an increase in net interest income and a lower effective tax rate forecasted for 2015.

Return on average stockholders’ equity was 10.93% and return on average assets was 1.56% for the quarter ended June 30, 2015, compared to a return on average stockholders’ equity of 9.25% and a return on average assets of 1.29% for the same quarter a year ago.

Financial Performance

	Three months ended June 30,
	2015	2014
Net income (in millions)	$45.2	$35.1
Basic earnings per common share	$0.57	$0.44
Diluted earnings per common share	$0.56	$0.44
Return on average assets	1.56%	1.29%
Return on average total stockholders' equity	10.93%	9.25%
Efficiency ratio	47.41%	44.92%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $9.2 million, or 10.7%, to $94.8 million during the second quarter of 2015 compared to $85.6 million during the same quarter a year ago. The increase was due primarily to the increase in loan interest income, the decrease in interest expense from securities sold under agreements to repurchase, and the special dividend distributed by the Federal Home Loan Bank, partially offset by the decrease in interest income from investment securities.

The net interest margin was 3.51% for the second quarter of 2015, compared to 3.41% for the first quarter of 2015 and 3.37% for the second quarter of 2014. The increase in the net interest margin was due to the impact from the increase in loans, the decrease in securities sold under agreements to repurchase, and the special dividend distributed by the Federal Home Loan Bank.

For the second quarter of 2015, the yield on average interest-earning assets was 4.16%, the cost of funds on average interest-bearing liabilities was 0.87%, and the cost of interest bearing deposits was 0.65%. In comparison, for the second quarter of 2014, the yield on average interest-earning assets was 4.13%, the cost of funds on average interest-bearing liabilities was 1.00%, and the cost of interest bearing deposits was 0.66%. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, increased to 3.29% for the quarter ended June 30, 2015, from 3.13% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended June 30, 2015, and June 30, 2014. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended June 30,
	2015			2014
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Commercial loans	$2,397,286	$23,021	3.85%	$2,252,424	$21,968	3.91%
Residential mortgage loans	1,822,098	20,746	4.55	1,626,458	19,238	4.73
Commercial mortgage loans	4,750,951	56,014	4.73	4,242,975	52,251	4.94
Real estate construction loans	359,479	5,186	5.79	270,181	3,975	5.90
Other loans and leases	5,131	28	2.19	17,699	22	0.50
Total loans and leases (1)	9,334,945	104,995	4.51	8,409,737	97,454	4.65
Taxable securities	1,357,118	5,346	1.58	1,510,183	6,708	1.78
Federal Home Loan Bank stock	21,338	1,677	31.52	27,979	421	6.04
Interest bearing deposits	123,058	368	1.20	252,552	479	0.76
Total interest-earning assets	10,836,459	112,386	4.16	10,200,451	105,062	4.13
Non-interest earning assets:
Cash and due from banks	187,995			141,166
Other non-earning assets	786,900			774,246
Total non-interest earning assets	974,895			915,412
Less: Allowance for loan losses	(156,709)			(171,985)
Deferred loan fees	(10,528)			(13,488)
Total assets	$11,644,117			$10,930,390

Interest bearing liabilities:
Interest bearing demand accounts	$836,840	$339	0.16	$702,216	$307	0.18
Money market accounts	1,642,420	2,460	0.60	1,303,129	2,016	0.62
Savings accounts	581,959	221	0.15	523,684	216	0.17
Time deposits	4,444,150	9,121	0.82	4,260,700	8,638	0.81
Total interest-bearing deposits	7,505,369	12,141	0.65	6,789,729	11,177	0.66

Securities sold under agreements to repurchase	400,000	3,934	3.94	700,000	6,943	3.98
Other borrowings	139,039	117	0.34	222,618	497	0.90
Long-term debt	119,136	1,440	4.85	119,760	828	2.77
Total interest-bearing liabilities	8,163,544	17,632	0.87	7,832,107	19,445	1.00
Non-interest bearing liabilities:
Demand deposits	1,669,310			1,498,654
Other liabilities	153,059			77,737
Total equity	1,658,204			1,521,892
Total liabilities and equity	$11,644,117			$10,930,390
Net interest spread			3.29%			3.13%
Net interest income		$94,754			$85,617
Net interest margin			3.51%			3.37%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three months ended June 30, 2015-2014 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	10,485	(2,944)	7,541
Taxable securities	(644)	(718)	(1,362)
Federal Home Loan Bank stock	(123)	1,379	1,256
Deposits with other banks	(313)	202	(111)
Total changes in interest income	9,405	(2,081)	7,324

Interest-bearing liabilities:
Interest bearing demand accounts	56	(24)	32
Money market accounts	510	(66)	444
Savings accounts	23	(18)	5
Time deposits	375	108	483
Securities sold under agreements to repurchase	(2,951)	(58)	(3,009)
Other borrowed funds	(143)	(237)	(380)
Long-term debt	(4)	616	612
Total changes in interest expense	(2,134)	321	(1,813)
Changes in net interest income	$11,539	$(2,402)	$9,137

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for Credit Losses

Provision for credit losses was a credit of $2.2 million for the second quarter of 2015 compared to a credit of $3.7 million for the second quarter of 2014. The provision for credit losses was based on the review of the appropriateness of the allowance for loan losses at June 30, 2015. The provision or reversal for credit losses represents the charge against or benefit toward current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio, including unfunded commitments. The following table summarizes the charge-offs and recoveries for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Charge-offs:
Commercial loans	$2,580	$114	$3,444	$7,340
Construction loans	-	1,813	-	1,813
Real estate loans (1)	78	648	3,677	2,424
Total charge-offs	2,658	2,575	7,121	11,577
Recoveries:
Commercial loans	$231	4,682	2,478	6,704
Construction loans	52	-	122	25
Real estate loans (1)	1,873	1,532	3,688	4,107
Total recoveries	2,156	6,214	6,288	10,836
Net charge-offs/(recoveries)	$502	$(3,639)	$833	$741

(1) Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $5.6 million for the second quarter of 2015, a decrease of $3.4 million, or 37.7%, compared to $9.0 million for the second quarter of 2014. The decrease in non-interest income in the second quarter of 2015 was primarily due to $3.3 million of net securities losses recorded in the second quarter of 2015, which included $3.9 million of other-than-temporary impairment write-downs on agency preferred stock.

Non-Interest Expense

Non-interest expense increased $5.1 million, or 11.9%, to $47.6 million in the second quarter of 2015 compared to $42.5 million in the same quarter a year ago. The increase in non-interest expense in the second quarter of 2015 was primarily due to increases of $4.5 million in amortization of investments in affordable housing and alternative energy partnerships, $1.1 million in salaries and employee benefits, and $1.0 million in professional services expenses, offset by a $1.4 million decrease in other real estate owned expenses. The efficiency ratio was 47.41% in the second quarter of 2015 compared to 44.92% for the same quarter a year ago.

Income Taxes

The effective tax rate for the second quarter of 2015 was 17.7% compared to 37.2% for the second quarter of 2014. The effective tax rate includes the impact of the utilization of low income housing tax credits and alternative energy tax credits. At June 30, 2015, the Company forecasted its effective tax rate for the full year 2015 to be 27.7% including the utilization of alternative energy tax credits generated from an investment made in April 2015 and applied the forecasted full year effective tax rate to the results of operations for the first six months of 2015.

Year-to-Date Statement of Operations Review

Net income was $81.2 million, an increase of $14.9 million, or 22.4%, compared to net income of $66.3 million for the same period a year ago due primarily to increases in net interest income, a negative provision for credit losses, decreases in costs associated with debt redemption, decreases in other real estate owned expenses, and a decrease in income tax expense, partially offset by decreases in securities gains, increases in operation expenses from amortization of investments in affordable housing and alternative energy partnerships, and increases in professional service expenses. Diluted earnings per share was $1.01 compared to $0.83 per share for the same period a year ago. The net interest margin for the six months ended June 30, 2015, was 3.46% compared to 3.37% for the same period a year ago.

Return on average stockholders’ equity was 9.96% and return on average assets was 1.43% for the six months ended June 30, 2015, compared to a return on average stockholders’ equity of 8.89% and a return on average assets of 1.24% for the same period of 2014. The efficiency ratio for the six months ended June 30, 2015, was 46.59% compared to 47.21% for the same period a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the six months ended June 30, 2015, and June 30, 2014. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Six months ended June 30,
	2015			2014
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Commercial loans	$2,420,286	$46,318	3.86%	$2,256,483	$43,280	3.87%
Residential mortgage loans	1,788,004	40,896	4.57	1,597,244	37,708	4.72
Commercial mortgage loans	4,657,948	107,994	4.68	4,159,798	101,865	4.94
Real estate construction loans	336,684	9,840	5.89	251,815	7,285	5.83
Other loans and leases	4,349	47	2.18	18,819	48	0.51
Total loans and leases (1)	9,207,271	205,095	4.49	8,284,159	190,186	4.63
Taxable securities	1,261,108	9,120	1.46	1,545,715	14,284	1.86
Federal Home Loan Bank stock	25,780	2,258	17.66	26,525	871	6.62
Interest bearing deposits	146,217	847	1.17	200,684	928	0.93
Total interest-earning assets	10,640,376	217,320	4.12	10,057,083	206,269	4.14
Non-interest earning assets:
Cash and due from banks	191,296			138,629
Other non-earning assets	764,220			780,124
Total non-interest earning assets	955,516			918,753
Less: Allowance for loan losses	(160,062)			(173,451)
Deferred loan fees	(11,122)			(13,415)
Total assets	$11,424,708			$10,788,970

Interest bearing liabilities:
Interest bearing demand accounts	$818,017	$658	0.16	$692,544	$580	0.17
Money market accounts	1,590,857	4,724	0.60	1,289,503	3,943	0.62
Savings accounts	557,302	411	0.15	511,107	308	0.12
Time deposits	4,374,896	17,914	0.83	4,216,128	17,038	0.81
Total interest-bearing deposits	7,341,072	23,707	0.65	6,709,282	21,869	0.66

Securities sold under agreements to repurchase	401,657	7,859	3.95	703,591	13,873	3.98
Other borrowings	119,663	210	0.35	199,066	696	0.71
Long-term debt	119,136	2,864	4.85	120,444	1,556	2.61
Total interest-bearing liabilities	7,981,528	34,640	0.88	7,732,383	37,994	0.99
Non-interest bearing liabilities:
Demand deposits	1,667,561			1,472,109
Other liabilities	132,763			80,331
Total equity	1,642,856			1,504,147
Total liabilities and equity	$11,424,708			$10,788,970
Net interest spread			3.24%			3.15%
Net interest income		$182,680			$168,275
Net interest margin			3.46%			3.37%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Volumn and Rate(1)
	Six months ended June 30,
	2015-2014
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	20,769	(5,860)	14,909
Taxable securities	(2,368)	(2,796)	(5,164)
Federal Home Loan Bank stock	(26)	1,413	1,387
Deposits with other banks	(287)	206	(81)
Total changes in interest income	18,088	(7,037)	11,051

Interest-bearing liabilities:
Interest bearing demand accounts	102	(24)	78
Money market accounts	899	(118)	781
Savings accounts	30	73	103
Time deposits	648	228	876
Securities sold under agreements to repurchase	(5,909)	(105)	(6,014)
Other borrowed funds	(216)	(270)	(486)
Long-term debt	(17)	1,325	1,308
Total changes in interest expense	(4,463)	1,109	(3,354)
Changes in net interest income	$22,551	$(8,146)	$14,405

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Balance Sheet Review

Assets

Total assets were $11.9 billion at June 30, 2015, an increase of $401.5 million, or 3.5%, from $11.5 billion at December 31, 2014, primarily due to a $587.0 million increase in loans and a $226.8 million increase in available-for-sale securities offset by a $440.9 million decrease in short-term investments.

Investment Securities

Investment securities represented 13.0% of total assets at June 30, 2015, compared with 11.5% of total assets at December 31, 2014. The carrying value of investment securities at June 30, 2015, was $1.55 billion compared with $1.32 billion at December 31, 2014. Securities available-for-sale are carried at fair value and had a net unrealized loss, net of tax, of $1.1 million at June 30, 2015, compared with a net unrealized loss, net of tax, of $3.2 million at December 31, 2014.

The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of June 30, 2015, and December 31, 2014:

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$299,911	$199	$-	$300,110
U.S. government sponsored entities	49,975	152		50,127
Mortgage-backed securities	1,110,298	759	9,654	1,101,403
Collateralized mortgage obligations	70	-	30	40
Corporate debt securities	74,949	528	1,078	74,399
Mutual funds	6,000	-	156	5,844
Preferred stock of government sponsored entities	2,811	733	-	3,544
Other equity securities	3,628	6,606	2	10,232
Total	$1,547,642	$8,977	$10,920	$1,545,699

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$664,206	$63	$265	$664,004
Mortgage-backed securities	549,296	1,393	6,386	544,303
Collateralized mortgage obligations	79	-	34	45
Corporate debt securities	94,943	776	1,247	94,472
Mutual funds	6,000	-	134	5,866
Preferred stock of government sponsored entities	6,276	681	3,733	3,224
Other equity securities	3,608	3,413	-	7,021
Total	$1,324,408	$6,326	$11,799	$1,318,935

For additional information, see Note 6 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Investment securities having a carrying value of $519.2 million at June 30, 2015, and $591.3 million at December 31, 2014, were pledged to secure public deposits, other borrowings, treasury tax and loan, and securities sold under agreements to repurchase.

Loans

Gross loans, excluding loans held for sale, were $9.50 billion at June 30, 2015, an increase of $587.9 million, or 6.6%, from $8.91 billion at December 31, 2014, primarily due to increases of $362.9 million, or 8.1%, in commercial mortgage loans, $143.3 million, or 9.1%, in residential mortgage loans, $72.2 million, or 24.2%, in real estate construction loans, and $5.0 million, or 0.2%, in commercial loans. The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

	June 30, 2015	% of Gross Loans	December 31, 2014	% of Gross Loans	% Change
	(Dollars in thousands)
Type of Loans
Commercial loans	$2,387,450	25.1%	$2,382,493	26.7%	0.2%
Residential mortgage loans	1,713,312	18.0	1,570,059	17.6	9.1
Commercial mortgage loans	4,849,381	51.0	4,486,443	50.3	8.1
Equity lines	176,067	1.9	172,879	2.0	1.8
Real estate construction loans	370,828	3.9	298,654	3.4	24.2
Installment and other loans	4,970	0.1	3,552	0.0	39.9

Gross loans	$9,502,008	100%	$8,914,080	100%	6.6%

Allowance for loan losses	(153,437)		(161,420)		(4.9)
Unamortized deferred loan fees	(10,207)		(12,392)		(17.6)

Total loans, net	$9,338,364		$8,740,268		6.8%

Loans held for sale	$-		$973		(100% )

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

The ratio of non-performing assets, excluding non-accrual loans held for sale, to total assets was 0.8% at June 30, 2015, compared to 0.9% at December 31, 2014. Total non-performing assets decreased $11.7 million, or 11.6%, to $89.9 million at June 30, 2015, compared to $101.6 million at December 31, 2014, primarily due to a $7.6 million, or 24.3%, decrease in OREO and a $4.1 million, or 5.9% decrease in non-accrual loans.

As a percentage of gross loans plus OREO, our non-performing assets decreased to 0.94% at June 30, 2015, from 1.14% at December 31, 2014. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 234.7% at June 30, 2015, from 232.8% at December 31, 2014.

The following table presents the changes in non-performing assets and troubled debt restructurings (“TDRs”) at June 30, 2015, compared to December 31, 2014, and to June 30, 2014:

(Dollars in thousands)	June 30, 2015	December 31, 2014	% Change	June 30, 2014	% Change
Non-performing assets
Accruing loans past due 90 days or more	$-	$-	-	$1,426	(100)
Non-accrual loans:
Construction loans	16,856	19,963	(16)	25,928	(35)
Commercial real estate loans	33,271	35,606	(7)	30,549	9
Commercial loans	7,878	6,983	13	11,570	(32)
Residential mortgage loans	8,047	7,611	6	9,526	(16)
Total non-accrual loans:	$66,052	$70,163	(6)	$77,573	(15)
Total non-performing loans	66,052	70,163	(6)	78,999	(16)
Other real estate owned	23,839	31,477	(24)	34,835	(32)
Total non-performing assets	$89,891	$101,640	(12)	$113,834	(21)
Accruing TDRs	$100,012	$104,356	(4)	$111,136	(10)
Non-accrual loans held for sale	$-	$973	(100)	$-	-

Allowance for loan losses	$153,437	$161,420	(5)	$169,077	(9)
Allowance for off-balance sheet credit commitments	1,574	1,949	(19)	1,844	(15)
Allowance for credit losses	$155,011	$163,369	(5)	$170,921	(9)

Total gross loans outstanding, at period-end (1)	$9,502,008	$8,914,080	7	$8,565,278	11

Allowance for loan losses to non-performing loans, at period-end (2)	232.30%	230.06%		214.02%
Allowance for loan losses to gross loans, at period-end (1)	1.61%	1.81%		1.97%

(1) Excludes loans held for sale at period-end.
(2) Excludes non-accrual loans held for sale at period-end.

Non-accrual Loans

At June 30, 2015, total non-accrual loans were $66.1 million, a decrease of $4.1 million, or 5.9%, from $70.2 million at December 31, 2014. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, of these loans on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	June 30, 2015		December 31, 2014
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$9,504	$-	$9,068	$1,184
Commercial real estate	33,349	834	48,256	903
Land	15,321	-	5,856	-
Unsecured	-	7,044	-	4,896
Total	$58,174	$7,878	$63,180	$6,983

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	June 30, 2015		December 31, 2014
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$30,201	$834	$35,299	$860
Wholesale/Retail	20,252	6,032	20,658	4,078
Food/Restaurant	824	144	650	144
Import/Export	-	868	-	1,901
Other	6,897	-	6,573	-
Total	$58,174	$7,878	$63,180	$6,983

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

Other Real Estate Owned

At June 30, 2015, OREO totaled $23.8 million, which decreased $7.7 million, or 24.3%, compared to $31.5 million at December 31, 2014, and decreased $11.0 million, or 31.6%, compared to $34.8 million at June 30, 2014.

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

At June 30, 2015, recorded investment in impaired loans totaled $166.1 million and was comprised of non-accrual loans of $66.1 million and accruing troubled debt restructured loans (“TDRs”) of $100.0 million. At December 31, 2014, recorded investment in impaired loans totaled $174.5 million and was comprised of non-accrual loans of $70.2 million and accruing TDRs of $104.3 million. For impaired loans, the amounts previously charged off represent 18.6% at June 30, 2015, and 17.1% at December 31, 2014, of the contractual balances for impaired loans. As of June 30, 2015, $58.2 million, or 88.1%, of the $66.1 million of non-accrual loans was secured by real estate compared to $63.2 million, or 90.1%, of the $70.2 million of non-accrual loans, excluding loans held for sale, that was secured by real estate at December 31, 2014. The Bank obtains current appraisals, sales contracts, or other available market price information which provide updated factors in evaluating potential loss.

At June 30, 2015, $8.0 million of the $153.4 million allowance for loan losses was allocated for impaired loans and $145.4 million was allocated to the general allowance. At December 31, 2014, $11.8 million of the $161.4 million allowance for loan losses was allocated for impaired loans and $149.6 million was allocated to the general allowance.

The allowance for credit losses to non-accrual loans increased to 232.3% at June 30, 2015, from 230.1% at December 31, 2014, primarily due to decreases in non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents impaired loans and related allowance as of the dates indicated:

	Impaired Loans
	June 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance
Commercial loans	$17,657	$14,055	$-	$19,479	$18,452	$-
Real estate construction loans	48,790	22,586	-	32,924	17,025	-
Commercial mortgage loans	81,845	76,053	-	77,474	75,172	-
Residential mortgage loans and equity lines	2,473	2,473	-	2,518	2,518	-
Subtotal	$150,765	$115,167	$-	$132,395	$113,167	$-
With allocated allowance
Commercial loans	$9,910	$9,661	$966	$7,003	$5,037	$1,263
Real estate construction loans	-	-	-	19,006	8,703	1,077
Commercial mortgage loans	28,332	26,822	6,554	38,197	34,022	8,993
Residential mortgage loans and equity lines	14,958	14,414	464	14,019	13,590	465
Subtotal	$53,200	$50,897	$7,984	$78,225	$61,352	$11,798
Total impaired loans	$203,965	$166,064	$7,984	$210,620	$174,519	$11,798

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

As of June 30, 2015, construction loans of $371.2 million were disbursed with pre-established interest reserves of $43.4 million compared to $211.5 million of such loans disbursed with pre-established interest reserves of $35.6 million at December 31, 2014.  The balance for construction loans with interest reserves which have been extended was $101.7 million with pre-established interest reserves of $3.3 million at June 30, 2015, compared to $55.2 million with pre-established interest reserves of $3.1 million at December 31, 2014.  Land loans of $108.5 million were disbursed with pre-established interest reserves of $2.0 million at June 30, 2015, compared to $76.4 million land loans disbursed with pre-established interest reserves of $3.8 million at December 31, 2014.  The balance for land loans with interest reserves which have been extended was $16.7 million with pre-established interest reserves of $136,000 at June 30, 2015, compared to $4.0 million land loans with pre-established interest reserves of $56,000 at December 31, 2014.

At June 30, 2015, the Bank had no loans on non-accrual status with available interest reserves.  At June 30, 2015, $0.5 million of non-accrual residential construction loans, $31.7 million of non-accrual non-residential construction loans, and no non-accrual land loans had been originated with pre-established interest reserves.  At December 31, 2014, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2014, $0.5 million of non-accrual residential construction loans, $19.5 million of non-accrual non-residential construction loans, and no non-accrual land loans had been originated with pre-established interest reserves.   While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the predominantly Asian areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Las Vegas, Nevada, and Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of June 30, 2015, or as of December 31, 2014.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-nine months. Total loans for construction, land development, and other land represented 34% of the Bank’s total risk-based capital as of June 30, 2015, and 30% as of December 31, 2014. Total CRE loans represented 269% of total risk-based capital as of June 30, 2015, and 256% as of December 31, 2014 and were below the Bank’s internal limit for CRE loans of 300% of total capital at both dates.

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

The allowance for loan losses was $153.4 million and the allowance for off-balance sheet unfunded credit commitments was $1.6 million at June 30, 2015, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded commitments. The allowance for loan losses was $153.4 million at June 30, 2015, a decrease of $8.0 million, or 4.9%, from $161.4 million at December 31, 2014. The allowance for loan losses represented 1.61% of period-end gross loans, and 232.3% of non-performing loans at June 30, 2015. The comparable ratios were 1.81% of period-end gross loans, excluding loans held for sale, and 230.1% of non-performing loans at December 31, 2014. The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Allowance for loan losses
Balance at beginning of period	$156,089	$169,138	$161,420	$173,889
Reversal for credit losses	(2,150)	(3,700)	(7,150)	(3,700)
Transfers to reserve for off-balance sheet credit commitments	-	-	-	(371)
Charge-offs :
Commercial loans	(2,580)	(114)	(3,444)	(7,340)
Construction loans	-	(1,813)	-	(1,813)
Real estate loans	(78)	(648)	(3,677)	(2,424)
Total charge-offs	(2,658)	(2,575)	(7,121)	(11,577)
Recoveries:
Commercial loans	231	4,682	2,478	6,704
Construction loans	52	-	122	25
Real estate loans	1,873	1,532	3,688	4,107
Total recoveries	2,156	6,214	6,288	10,836

Balance at end of period	$153,437	$169,077	$153,437	$169,077

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$1,652	$1,734	$1,949	$1,362
Provision/(reversal) for credit losses/transfers	(78)	110	(375)	482
Balance at end of period	$1,574	$1,844	$1,574	$1,844

Average loans outstanding during period ended	$9,334,945	$8,409,737	$9,207,271	$8,284,159
Total gross loans outstanding, at period-end	$9,502,008	$8,565,278	$9,502,008	$8,565,278
Total non-performing loans, at period-end	$66,052	$77,573	$66,052	$77,573
Ratio of net charge-offs to average loans outstanding during the period	0.02%	-0.17%	0.02%	0.02%
Provision for credit losses to average loans outstanding during the period	-0.10%	-0.17%	-0.16%	-0.08%
Allowance for credit losses to non-performing loans, at period-end	234.68%	220.34%	234.68%	220.34%
Allowance for credit losses to gross loans, at period-end	1.63%	2.00%	1.63%	2.00%

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	June 30, 2015		December 31, 2014
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	(Dollars in thousands)
Type of Loan:
Commercial loans	$47,540	26.3%	$47,501	27.2%
Residential mortgage loans (1)	12,323	19.4	11,578	19.2
Commercial mortgage loans	67,245	50.6	74,673	50.2
Real estate construction loans	26,304	3.7	27,652	3.2
Installment and other loans	25	0.0	16	0.2
Total	$153,437	100%	$161,420	100%

(1)	Residential mortgage loans includes equity lines.

The allowance allocated to commercial mortgage loans decreased from $74.7 million at December 31, 2014, to $67.2 million at June 30, 2015, which was due primarily to partial charge-offs on two impaired loans against reserves established in prior quarters. The overall allowance for total commercial mortgage loans was 1.4% at June 30, 2015, and 1.7% at December 31, 2014.

The allowance allocated for construction loans decreased to $26.3 million, or 7.1% of construction loans at June 30, 2015, compared to $27.7 million, or 9.3% of construction loans at December 31, 2014, primarily due to the decrease in construction loans categorized as substandard.

Deposits

Total deposits were $9.34 billion at June 30, 2015, an increase of $555.4 million, or 6.3%, from $8.78 billion at December 31, 2014, primarily due to a $282.4 million, or 6.6%, increase in time deposits, a $144.8 million, or 9.4%, increase in money market deposits, a $92.4 million, or 11.9% increase in NOW deposits, and a $28.7 million, or 5.4% increase in savings deposits. The following table displays the deposit mix as of the dates indicated:

	June 30, 2015	% of Total	December 31, 2014	% of Total
	(Dollars in thousands)
Deposits
Non-interest-bearing demand deposits	$1,671,970	17.9%	$1,664,914	19.0%
NOW deposits	871,126	9.4	778,691	8.9
Money market deposits	1,682,999	18.0	1,538,187	17.5
Savings deposits	562,602	6.0	533,940	6.1
Time deposits	4,550,166	48.7	4,267,728	48.6
Total deposits	$9,338,863	100.0%	$8,783,460	100.0%

Borrowings

Borrowings include federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $400.0 million with a weighted average rate of 3.89% at June 30, 2015, compared to $450.0 million with a weighted average rate of 3.85% at December 31, 2014. In the first six months of 2014, the Company prepaid securities sold under agreements to repurchase totaling $100.0 million with a weighted average rate of 3.50% and incurred prepayment penalties of $3.4 million compared to none in the first six months of 2015. As of June 30, 2015, four floating-to-fixed rate agreements totaling $200.0 million with a weighted average rate of 5.0% and final maturity in January 2017 have initial floating rates for one year, with floating rates of three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.89% to 5.07%. As of June 30, 2015, and December 31, 2014, four fixed rate non-callable securities sold under agreements to repurchase totaled $200.0 million with a weighted average rate of 2.78%. Final maturity for the four fixed rate non-callable securities sold under agreements to repurchase is $50.0 million in August 2016, $50.0 million in July 2017, $50.0 million in June 2018, and $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $448.2 million as of June 30, 2015, and $516.3 million as of December 31, 2014.

Borrowing from the FHLB. As of June 30, 2015, over-night borrowings from the FHLB were $60.0 million at a rate of 0.24% compared to $400.0 million at a rate of 0.27% at December 31, 2014. As of June 30, 2015, the advance from the FHLB were $150.0 million at a rate of 0.36% compared to $25.0 million at a rate of 1.13% at December 31, 2014. As of June 30, 2015, FHLB advance of $125.0 million will mature in July 2015 and $25 million mature in March 2018.

Long-term Debt

Long-term debt was $119.1 million at June 30, 2015, compared to $119.1 million at December 31, 2014. Long-term debt is comprised of Junior Subordinated Notes, which qualify as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of June 30, 2015. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)

Contractual obligations:
Deposits with stated maturity dates	$3,675,854	$800,042	$74,259	$11	$4,550,166
Securities sold under agreements to repurchase (1)	-	200,000	-	-	200,000
Securities sold under agreements to repurchase (2)	-	150,000	50,000	-	200,000
Advances from the Federal Home Loan Bank	185,000	25,000	-	-	210,000
Other borrowings	-	-	-	20,261	20,261
Long-term debt	-	-	-	119,136	119,136
Operating leases	6,892	10,094	5,796	5,178	27,960
Total contractual obligations and other commitments	$3,867,746	$1,185,136	$130,055	$144,586	$5,327,523

(1)	These repurchase agreements have a final maturity of 10-years from origination date but are callable on a quarterly basis after one year.
(2)	These repurchase agreements are non-callable.

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

Capital Resources

Total equity was $1.67 billion at June 30, 2015, an increase of $66.2 million, or 4.1%, from $1.60 billion at December 31, 2014, primarily due to increases in net income of $81.2 million and increases in other comprehensive income of $2.8 million offset by common stock cash dividends of $19.2 million.

The following table summarizes changes in total equity for the six months ended June 30, 2015:

Six months ended
(In thousands)	June 30, 2015
Net income	$81,180
Stock issued to directors	495
Stock options exercised	1,713
Proceeds from shares issued through the Dividend Reinvestment Plan	2,752
Shares withheld related to net share settlement of RSUs	(204)
Net tax short-fall from stock-based compensation expense	(5,619)
Share-based compensation	2,243
Other comprehensive income	2,787
Cash dividends paid to common stockholders	(19,170)
Net increase in total equity	$66,177

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements under Basel III rules that became effective January 1, 2015, with transitional provisions as of June 30, 2015. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a common equity tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%.

The following table presents Bancorp’s and the Bank’s capital and leverage ratios as of June 30, 2015, and December 31, 2014:

	Cathay General Bancorp				Cathay Bank
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Common equtiy Tier 1 capital (to risk-weighted assets)	1,355,088	13.38	n/a	n/a	$1,418,112	14.02	n/a	n/a
Common equtiy Tier 1 capital minimum requirement	66,173	4.50	n/a	n/a	63,815	4.50	n/a	n/a
Excess	$1,288,915	8.88	n/a	n/a	1,354,297	9.52	n/a	n/a

Tier 1 capital (to risk-weighted assets)	$1,470,521	14.52	$1,406,511	14.96	$1,418,112	14.02	$1,353,481	14.42
Tier 1 capital minimum requirement	88,231	6.00	56,260	4.00	85,087	6.00	54,139	4.00
Excess	1,382,290	8.52	$1,350,251	10.96	1,333,025	8.02	$1,299,342	10.42

Total capital (to risk-weighted assets)	1,600,735	15.80	1,524,702	16.22	1,544,858	15.28	$1,471,337	15.68
Total capital minimum requirement	117,642	8.00	112,521	8.00	113,449	8.00	108,278	8.00
Excess	1,483,093	7.80	$1,412,181	8.22	$1,431,409	7.28	$1,363,059	7.68

Tier 1 capital (to average assets)
– Leverage ratio	$1,470,521	12.99	$1,406,511	12.99	$1,418,112	12.56	$1,353,481	12.52
Minimum leverage requirement	452,983	4.00	433,121	4.00	451,607	4.00	432,350	4.00
Excess	$1,017,538	8.99	$973,390	8.99	$966,505	8.56	$921,131	8.52

Risk-weighted assets	10,130,548		9,401,803		10,111,433		$9,382,961
Total average assets (1)	11,324,576		10,828,015		11,290,182		$10,808,747

(1)	The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.
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

The following are among the new requirements that is being phased in beginning January 1, 2015:

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

•

A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios that will be phased in from 2016 to 2019 must be met to avoid limitations in the ability of the Company to pay dividends, repurchase shares, or pay discretionary bonuses.

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

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. The amount of future dividends will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors. We are subject to Federal Reserve supervisory policies and, until July 28, 2015, a requirement that we inform and consult with the Federal Reserve Bank of San Francisco sufficiently in advance of any planned capital actions (i.e. increased dividend payments or stock redemptions). After prior notification to the Federal Reserve Bank of San Francisco, our Board of Directors increased the common stock dividend to $.07 per share in June 2014, $0.10 per share in December 2014, and $0.14 per share in June 2015. The terms of our Junior Subordinated Notes also limit our ability to pay dividends.

The Company declared a cash dividend of $.14 per share on 79,914,209 shares outstanding on June 2, 2015, for distribution to holders of our common stock on June 12, 2015, and $.10 per share on 79,823,624 shares outstanding on March 2, 2015, for distribution to holders of our common stock on March 12, 2015. Total cash dividends of $19.2 million were paid during the first six months of 2015.

Country Risk Exposures

The Company’s total assets were $11.9 billion and total foreign country risk net exposures were $751.6 million at June 30, 2015. Total foreign country risk net exposures at June 30, 2015, were comprised primarily of $300.4 million from Hong Kong, $162.0 million from China, $77.0 million from England, $49.2 million from Switzerland, $32.0 million from Germany, $30.0 million from Australia, $25.7 million from Taiwan, $24.1 million from France, $20.0 million from Philippines, $17.8 million from Japan, $7.2 million from Singapore, $4.0 million from Canada, and $1.8 million from Macau. Risk is determined based on location of the borrowers, issuers, and counterparties.

All foreign country risk net exposures were to non-sovereign counterparties except $25.4 million due from the Hong Kong Monetary Authority at June 30, 2015.

Unfunded loans to foreign entities exposures were $40.7 million at June 30, 2015, and were comprised primarily of $40.0 million unfunded loans to three financial institution in China and a $720,000 unfunded loan to a borrower of Taiwan residence.

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

In May 2014, Bancorp entered into five interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, the quarterly interest payments throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 0.28%. As of June 30, 2015, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $1.7 million, net of taxes, was included in other comprehensive income. The amount of periodic net settlement of interest rate swaps included in interest expense was $703,000 for the three months ended June 30, 2015 compared to $101,000 for the same quarter a year ago. For the six months ended June 30, 2015, the periodic net settlement of interest rate swaps included in interest expense was $1.4 million compared to $101,000 for the same period in 2014.

In June 2014, the Bank entered into ten interest rate swap contracts in the notional amount of $148.1 million for various terms from four to eight years. In October 2014, the Bank entered into four additional interest rate swap contracts in the notional amount of $34.9 million. These interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.60% and receives a variable rate at one month LIBOR rate plus a weighted average spread of 292 basis points, or at a weighted average rate of 3.11%. As of June 30, 2015, the notional amount of fair value interest rate swaps was $179.4 million and their unrealized loss of $1.2 million was included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $682,000 for the three months ended June 30, 2015, compared to $26,000 for the same quarter a year ago. The amount of periodic net settlement of interest rate swaps reducing interest income was $1.4 million for the six months ended June 30, 2015 compared to $26,000 for the same period a year ago. As of June 30, 2015, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $7.2 million as of June 30, 2015.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At June 30, 2015, spot, forward, and swap contracts in the total notional amount of $193.1 million had a positive fair value of $2.3 million. Spot, forward, and swap contracts in the total notional amount of $188.0 million had a negative fair value of $3.2 million at June 30, 2015. At December 31, 2014, spot, forward, and swap contracts in the total notional amount of $167.0 million had a positive fair value of $1.9 million. Spot, forward, and swap contracts in the total notional amount of $178.9 million had a negative fair value of $5.0 million at December 31, 2014.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. For June 2015, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 12.9% compared to 14.9% at December 31, 2014.

The Bank is a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of June 30, 2015, the Bank had an approved credit line with the FHLB totaling $4.1 billion. Advances from the FHLB were $210.0 million and standby letter of credits issued by FHLB on the Company’s behalf were $165.0 million at June 30, 2015. The Bank expects to be able to access this source of funding, if required, in the near term. The Bank has pledged a portion of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program to secure these borrowings. At June 30, 2015, the borrowing capacity under the Borrower-in-Custody program was $89.0 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. At June 30, 2015, investment securities totaled $1.55 billion, with $519.2 million pledged as collateral for borrowings and other commitments. The remaining $1.03 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 80.8% of the Company’s time deposits mature within one year or less as of June 30, 2015. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical run-off experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $30.0 million in 2014. The Bank paid dividends to Bancorp totaling $25.0 million in the first six months of 2015.

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

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of June 30, 2015:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	9.6	-0.2
+100	4.2	0.0
-100	-1.5	0.0
-200	-2.3	1.5

(1)	The percentage change in this column represents net interest income of the Company for 12 monthsin a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the second fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1, 2015 - April 30, 2015)	0	$0	0	622,500
Month #2 (May 1, 2015 - May 31, 2015)	0	$0	0	622,500
Month #3 (June 1, 2015 - June 30, 2015)	0	$0	0	622,500
Total	0	$0	0	622,500

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

Date: August 6, 2015

/s/ Dunson K. Cheng
Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: August 6, 2015

/s/ Heng W. Chen
Heng W. Chen Executive Vice President and Chief Financial Officer