Form 10-Q
period 2015-09-30
CATHAY GENERAL BANCORP
filed 2015-11-05
CIK 861842

UNITED STATES

securities and exchange commission

Washington, D.C. 20549

form 10-q

(Mark One)

[ X ]	quarterly report pursuant to section 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2015

OR

[ ]	transition report pursuant to section 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-31830
CATHAY GENERAL BANCORP

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

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

Common stock, $.01 par value, 81,003,089 shares outstanding as of October 30, 2015.

CATHAY GENERAL BANCORP AND SUBSIDIARies

3RD quarter 2015 REPORT ON FORM 10-Q

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	September 30, 2015	December 31, 2014

Assets
Cash and due from banks	$196,342	$176,830
Short-term investments and interest bearing deposits	369,829	489,614
Securities available-for-sale (amortized cost of $1,378,088 in 2015 and $1,324,408 in 2014)	1,380,879	1,318,935
Loans held for sale		973
Loans	10,039,932	8,914,080
Less: Allowance for loan losses	(150,076)	(161,420)
Unamortized deferred loan fees, net	(9,592)	(12,392)
Loans, net	9,880,264	8,740,268
Federal Home Loan Bank stock	17,250	30,785
Other real estate owned, net	26,326	31,477
Affordable housing investmentsn and alternative energy partnerships, net	168,276	104,579
Premises and equipment, net	110,272	99,682
Customers’ liability on acceptances	35,087	35,656
Accrued interest receivable	29,418	25,364
Goodwill	373,208	316,340
Other intangible assets, net	4,108	3,237
Other assets	158,706	143,106

Total assets	$12,749,965	$11,516,846

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$1,978,387	$1,664,914
Interest-bearing deposits:
NOW deposits	901,084	778,691
Money market deposits	1,685,943	1,538,187
Savings deposits	596,651	533,940
Time deposits	5,076,410	4,267,728
Total deposits	10,238,475	8,783,460

Securities sold under agreements to repurchase	400,000	450,000
Advances from the Federal Home Loan Bank	75,000	425,000
Other borrowings for affordable housing investments	18,721	19,934
Long-term debt	119,136	119,136
Acceptances outstanding	35,087	35,656
Other liabilities	131,460	80,772
Total liabilities	11,017,879	9,913,958
Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 86,916,637 issued and 81,001,822 outstanding at September 30, 2015, and 84,022,118 issued and 79,814,553 outstanding at December 31, 2014	869	840
Additional paid-in-capital	877,445	789,519
Accumulated other comprehensive loss, net	(2,597)	(5,569)
Retained earnings	1,032,806	943,834
Treasury stock, at cost (5,914,815 shares at September 30, 2015, and 4,207,565 shares at December 31, 2014)	(176,437)	(125,736)

Total equity	1,732,086	1,602,888
Total liabilities and equity	$12,749,965	$11,516,846

See accompanying notes to unaudited condensed consolidated financial statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$109,943	$100,151	$315,038	$290,337
Investment securities	6,142	5,105	15,262	19,389
Federal Home Loan Bank stock	524	508	2,782	1,379
Deposits with banks	258	571	1,105	1,499
Total interest and dividend income	116,867	106,335	334,187	312,604

Interest Expense
Time deposits	10,407	9,117	28,321	26,155
Other deposits	3,217	2,995	9,010	7,826
Securities sold under agreements to repurchase	3,977	5,858	11,836	19,731
Advances from Federal Home Loan Bank	164	153	374	849
Long-term debt	1,456	1,456	4,320	3,012
Short-term borrowings		1	-	1
Total interest expense	19,221	19,580	53,861	57,574

Net interest income before reversal for credit losses	97,646	86,755	280,326	255,030
Reversal for loan losses	(1,250)	(5,100)	(8,400)	(8,800)
Net interest income after reversal for credit losses	98,896	91,855	288,726	263,830

Non-Interest Income
Securities (losses)/gains, net	(16)	361	(3,369)	6,827
Letters of credit commissions	1,455	1,559	4,114	4,547
Depository service fees	1,409	1,330	4,003	3,999
Other operating income	6,308	5,724	18,576	17,181
Total non-interest income	9,156	8,974	23,324	32,554

Non-Interest Expense
Salaries and employee benefits	20,725	22,630	67,804	69,472
Occupancy expense	4,412	3,934	12,419	11,692
Computer and equipment expense	3,893	2,471	8,783	7,307
Professional services expense	5,687	5,991	17,230	16,410
FDIC and State assessments	2,403	2,261	6,907	6,692
Marketing expense	1,436	639	3,577	2,722
Other real estate owned expense/(income)	250	(1,011)	(1,053)	(629)
Amortization of investments in low income housing and alternative energy partnerships	15,427	1,672	23,277	5,126
Amortization of core deposit intangibles	169	214	493	510
Costs associated with debt redemption	-	527	-	3,348
Other operating expense	3,069	3,279	9,750	10,538
Total non-interest expense	57,471	42,607	149,187	133,188
Income before income tax expense	50,581	58,222	162,863	163,196
Income tax expense	12,098	22,313	43,200	60,944
Net income	$38,483	35,909	119,663	102,252

Other comprehensive income, net of tax
Unrealized holding gain on securities available-for-sale	2,733	170	2,837	25,014
Less: reclassification adjustments included in net income	(10)	209	(1,953)	3,957
Unrealized holding (loss)/gain on cash flow hedge derivatives	(2,558)	100	(1,818)	(163)
Total other comprehensive gain, net of tax	185	61	2,972	20,894
Total comprehensive income	$38,668	$35,970	$122,635	$123,146

Net income per common share:
Basic	$0.47	$0.45	$1.49	$1.28
Diluted	$0.47	$0.45	$1.48	$1.28
Cash dividends paid per common share	$0.14	$0.07	$0.38	$0.19
Average common shares outstanding
Basic	81,475,288	79,677,952	80,422,711	79,639,202
Diluted	82,285,478	80,176,100	81,105,190	80,087,819

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30
	2015	2014
	(In thousands)
Cash Flows from Operating Activities
Net income	$119,663	$102,252
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Credit for loan losses	(8,400)	(8,800)
Provision for losses on other real estate owned	547	1,693
Deferred tax liability	14,327	13,846
Depreciation and amortization	22,330	5,911
Net gains on sale and transfer of other real estate owned	(2,006)	(3,467)
Net gains on sale of loans	(845)	(300)
Proceeds from sales of loans	28,507	15,791
Originations of loans held-for-sale	(26,689)	(15,491)
Income associated with debt redemption	-	(550)
Write-downs on venture capital investments	408	317
Write-downs on impaired securities	3,875	820
Net gains on sales and calls of securities	(506)	(7,647)
Amortization/accretion of security premiums/discounts, net	3,542	2,266
Loss on sales or disposal of fixed assets	138	-
Excess tax short-fall from share-based payment arrangements	5,602	1,177
Stock based compensation and stock issued to officers as compensation	3,923	2,948
Net change in accrued interest receivable and other assets	(30,929)	1,691
Net change in other liabilities	(9,432)	(8,377)
Net cash provided by operating activities	124,055	104,080

Cash Flows from Investing Activities
Decrease/(increase) in short-term investments	119,785	(75,873)
Purchase of investment securities available-for-sale	(1,323,149)	(892,706)
Proceeds from sale of investment securities available-for-sale	1,033,195	543,305
Proceeds from repayments, maturities and calls of investment securities available-for-sale	232,253	640,478
Purchase of Federal Home Loan Bank stock	-	(17,736)
Redemptions of Federal Home Loan Bank stock	13,535	8,646
Net increase in loans	(702,595)	(763,211)
Purchase of premises and equipment	(2,628)	(4,036)
Proceeds from sales of other real estate owned	10,524	28,543
Investment in affordable housing & alternative energy partnerships	(46,349)	(5,617)
Acquisition, net of cash acquired	6,572	-
Net cash used in investing activities	(658,857)	(538,207)

Cash Flows from Financing Activities
Net increase in deposits	1,034,442	713,362
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(50,000)	(250,000)
Advances from Federal Home Loan Bank	4,842,000	8,252,400
Repayment of Federal Home Loan Bank borrowings	(5,192,000)	(8,218,600)
Cash dividends paid	(30,690)	(15,133)
Pruchase of treasury stock	(50,701)	-
Repurchase of trust preferred securities	-	(1,450)
Proceeds from shares issued under Dividend Reinvestment Plan	3,636	1,554
Proceeds from exercise of stock options	3,433	-
Taxes paid related to net share settlement of RSUs	(204)	(274)
Excess tax short-fall from share-based payment arrangements	(5,602)	(1,177)
Net cash provided by financing activities	554,314	480,682
Increase in cash and cash equivalents	19,512	46,555
Cash and cash equivalents, beginning of the period	176,830	153,747
Cash and cash equivalents, end of the period	$196,342	$200,302

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$52,614	$59,478
Income taxes paid	$67,776	$52,864
Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$4,790	$21,057
Net change in unrealized holding loss on cash flow hedge derivatives	$(1,818)	$(163)
Transfers of investment securities to available-for-sale from other assets	$520	-
Transfers of trading securities to short-term investments	$-	$4,936
Transfers to other real estate owned from loans held for investment	$3,914	$2,810
Issuance of stock related to acquisition	$82,857	$-

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, the “Company”), seven limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of September 30, 2015, the Bank operated 21 branches in Southern California, 12 branches in Northern California, 12 branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Maryland, one branch in Nevada, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

2. Acquisition

On July 31, 2015 the Company completed the acquisition of New York-based Asia Bancshares, Inc., parent of Asia Bank. Asia Bank operated three branch locations in New York City and one branch location in the state of Maryland. The acquisition allowed the Company to expand its number of branches in New York City and to enter the state of Maryland. The purchase consideration consisted of fifty-five percent in Bancorp stock and forty-five percent in cash. The fair value of the consideration was $139.9 million, which consisted of 2,580,359 shares of Bancorp common stock valued at $82.9 million at the date of acquisition and $57.0 million in cash.

Goodwill from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. As a result of the business combination, the Company recorded goodwill of $56.9 million.

The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the July 31, 2015 acquisition date. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. We have included the financial results of the business combinations in the condensed consolidated statement of income beginning on the acquisition date.

The fair value of the assets and the liabilities acquired as of July 31, 2015 are shown below:

Asia Bancshares, Inc
Assets acquired:
Cash and cash equivalents	$63,579
Securities available-for-sale	2,370
Loans	417,570
Premises and equipment	13,291
Other real estate owned	3,048
Goodwill	56,867
Core deposit intangible	1,302
Accrued interest receivable and other assets	3,515
Total assets acquired	561,542
Liabilities assumed:
Deposits	420,623
Accrued interest payable and other liabilities	1,056
Total liabilities assumed	421,679
Net assets acquired	$139,863

Cash paid	$57,006
Fair value of common stock issued	82,857
Total consideration paid	$139,863

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

ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," issued by the FASB in August 2014, requires an entity’s management to evaluate and disclose conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  In addition, an entity’s management is to disclose management’s plans that alleviated or that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 becomes effective for interim and annual periods beginning on or after December 15, 2016.  Adoption of ASU 2014-15 is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” to improve targeted areas of the consolidation guidance and reduce the number of consolidation models. The Company may either apply the amendments retrospectively or use a modified retrospective approach. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest- Imputation of Interest (Subtopic 835-30).” This update simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued ASU 2015-15, which would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratable over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 becomes effective for interim and annual periods beginning on or after December 15, 2015.  Adoption of ASU 2015-03 is not expected to have a significant impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This update simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. Those adjustments will be recognized to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. An entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 becomes effective for interim and annual periods beginning on or after December 15, 2015.  Adoption of ASU 2015-16 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth earnings per common share calculations:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except share and per share data)	2015	2014	2015	2014
Net income	$38,483	$35,909	$119,663	$102,252

Weighted-average shares:
Basic weighted-average number of common shares outstanding	81,475,288	79,677,952	80,422,711	79,639,202
Dilutive effect of weighted-average outstanding common share equivalents
Warrants	606,803	346,101	507,002	306,306
Options	123,910	109,803	124,135	103,022
Restricted stock units	79,477	42,244	51,343	39,289
Diluted weighted-average number of common shares outstanding	82,285,478	80,176,100	81,105,191	80,087,819

Average stock options and warrants with anti-dilutive effect	760,291	1,990,358	1,082,400	1,993,384
Earnings per common share:
Basic	$0.47	$0.45	$1.49	$1.28
Diluted	$0.47	$0.45	$1.48	$1.28

6. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock. As of September 30, 2015, the only options granted by the Company were non-statutory stock options to selected Bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008. There were no options granted during the first nine months of 2015 or during 2014.

Option compensation expense was zero for the three months and for the nine months ended September 30, 2015, and September 30, 2014. Stock-based compensation was fully recognized over the requisite service period for all awards. Stock options covering 147,350 shares were exercised in the nine months ended September 30, 2015, compared to zero in the nine months ended September 30, 2014. Cash received totaled $3.4 million and the aggregate intrinsic value totaled $1.3 million from the exercise of stock options during the first nine months ended September 30, 2015. The table below summarizes stock option activity for the periods indicated:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2014	2,332,904	$32.34	1.2	$1,388
Exercised	(3,750)	23.37
Forfeited	(808,670)	35.63
Balance, March 31, 2015	1,520,484	$30.62	1.6	$3,156
Exercised	(69,600)	23.37
Forfeited	(267,884)	33.99
Balance, June 30, 2015	1,183,000	$30.37	1.5	$5,010
Exercised	(74,000)	23.37
Forfeited	(10,600)	36.56
Balance, September 30, 2015	1,098,400	$30.79	1.2	$3,148

Exercisable, September 30, 2015	1,098,400	$30.79	1.2	$3,148

In addition to stock options, the Company also grants restricted stock units to eligible employees which vest subject to continued employment at the vesting dates.

The Company granted restricted stock units for 72,900 shares at an average closing price of $28.11 per share in the first nine months of 2015 compared to 17,601 shares at an average closing price of $24.66 per share in 2014. The restricted stock units granted are scheduled to vest two years from grant date for 2014 grants and to vest three years from grant date for 2015 grants.

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

The following table presents restricted stock unit activity from December 31, 2014, to September 30, 2015:

Units
Balance at December 31, 2014	386,465
Granted	72,900
Vested	(24,892)
Forfeited	(7,846)
Balance at September 30, 2015	426,627

The compensation expense recorded for restricted stock units was $1.2 million for the three months ended September 30, 2015, compared to $1.0 million in the same period a year ago. For the nine months ended September 30, compensation expense recorded related to the restricted stock units was $3.4 million in 2015 and $2.9 million in 2014. Unrecognized stock-based compensation expense related to restricted stock units was $5.2 million at September 30, 2015, and is expected to be recognized over the next 2.0 years.

At September 30, 2015, 3,358,201 shares were available under the Company’s 2005 Incentive Plan (as Amended and Restated) for future grants.

The following table summarizes the tax benefit (short-fall) from share-based payment arrangements:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Tax benefit/(short-fall) of tax deductions in excess of grant-date fair value	$17	$-	$(5,602)	$(1,177)
Benefit of tax deductions on grant-date fair value	275	-	6,421	1,177
Total benefit of tax deductions	$292	$-	$819	$-

7. Investment Securities

Investment securities were $1.38 billion at September 30, 2015, compared to $1.32 billion at December 31, 2014. The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of September 30, 2015, and December 31, 2014:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$284,603	$388	$-	$284,991
Mortgage-backed securities	1,005,527	1,066	2,195	1,004,398
Collateralized mortgage obligations	67	-	29	38
Corporate debt securities	74,952	370	1,492	73,830
Mutual funds	6,000	-	101	5,899
Preferred stock of government sponsored entities	2,811	1,706	-	4,517
Other equity securities	4,128	3,403	325	7,206
Total	$1,378,088	$6,933	$4,142	$1,380,879

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$664,206	$63	$265	$664,004
Mortgage-backed securities	549,296	1,393	6,386	544,303
Collateralized mortgage obligations	79	-	34	45
Corporate debt securities	94,943	776	1,247	94,472
Mutual funds	6,000	-	134	5,866
Preferred stock of government sponsored entities	6,276	681	3,733	3,224
Other equity securities	3,608	3,413	-	7,021
Total	$1,324,408	$6,326	$11,799	$1,318,935

The amortized cost and fair value of investment securities at September 30, 2015, by contractual maturities, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-For-Sale
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$184,935	$185,127
Due after one year through five years	136,610	137,407
Due after five years through ten years	45,546	44,172
Due after ten years (1)	1,010,997	1,014,173
Total	$1,378,088	$1,380,879

(1) Equity securities are reported in this category

Proceeds from sales of mortgage-backed securities were $648.0 million during the first nine months of 2015 compared to $458.4 million during the same period a year ago. Proceeds from repayments, maturities and calls of mortgage-backed securities were $67.3 million during the first nine months of 2015 compared to $54.7 million during the same period a year ago. Proceeds from sales of other investment securities were $385.2 million during the first nine months of 2015 compared to $84.9 million during the same period a year ago. Proceeds from maturities and calls of other investment securities were $165.0 million during the first nine months of 2015 compared to $585.8 million during the same period a year ago. Gains of $2.4 million and losses of $1.9 million were realized on sales of investment securities during the first nine months of 2015 compared to gains of $17.1 million and losses of $9.5 million realized during the same period a year ago.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of September 30, 2015, and December 31, 2014:

	September 30, 2015
	Temporarily impaired securities

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)

Securities Available-for-Sale
Mortgage-backed securities	$703,710	$2,194	$7	$1	$703,717	$2,195
Collateralized mortgage obligations	-	-	38	29	38	29
Corporate debt securities	9,950	50	43,558	1,442	53,508	1,492
Mutual funds	-	-	5,899	101	5,899	101
Other equity securities	175	325	-	-	175	325
Total	$713,835	$2,569	$49,502	$1,573	$763,337	$4,142

	December 31, 2014
	Temporarily impaired securities

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$374,153	$265	$-	$-	$374,153	$265
Mortgage-backed securities	-	-	425,090	6,386	425,090	6,386
Collateralized mortgage obligations	-	-	45	34	45	34
Corporate debt securities	-	-	63,753	1,247	63,753	1,247
Mutual funds	-	-	5,866	134	5,866	134
Preferred stock of government sponsored entities	2,448	3,733	-	-	2,448	3,733
Total	$376,601	$3,998	$494,754	$7,801	$871,355	$11,799

Total unrealized losses of $4.1 million at September 30, 2015, were primarily caused by increases in interest rates subsequent to the date that these securities were purchased or caused by the widening of credit and liquidity spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment.

At September 30, 2015, management believed the impairment was temporary and, accordingly, no impairment loss on debt securities has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

Investment securities having a carrying value of $457.0 million at September 30, 2015, and $591.3 million at December 31, 2014, were pledged to secure public deposits, other borrowings, treasury tax and loan, and securities sold under agreements to repurchase.

8. Loans

Most of the Company’s business activity is with Asian customers located in Southern and Northern California; New York City, New York; Houston and Dallas, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; Las Vegas, Nevada, and Hong Kong. The Company has no specific industry concentration, and generally its loans are secured by real property or other collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, from refinancing by other lenders, or through sale by the borrowers of the secured collateral.

The types of loans in the condensed consolidated balance sheets as of September 30, 2015, and December 31, 2014, were as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Type of Loans:
Commercial loans	$2,362,059	$2,382,493
Residential mortgage loans	1,816,464	1,570,059
Commercial mortgage loans	5,275,570	4,486,443
Equity lines	174,790	172,879
Real estate construction loans	405,278	298,654
Installment and other loans	5,771	3,552
Gross loans	$10,039,932	$8,914,080
Less:
Allowance for loan losses	(150,076)	(161,420)
Unamortized deferred loan fees	(9,592)	(12,392)
Total loans, net	$9,880,264	$8,740,268
Loans held for sale	$-	$973

At September 30, 2015, recorded investment in impaired loans totaled $161.1 million and was comprised of non-accrual loans of $71.2 million and accruing troubled debt restructured loans (“TDRs) of $89.9 million. At December 31, 2014, recorded investment in impaired loans totaled $174.5 million and was comprised of non-accrual loans of $70.2 million and accruing TDRs of $104.3 million. For impaired loans, the amounts previously charged off represent 18.9% at September 30, 2015, and 17.1% at December 31, 2014, of the contractual balances for impaired loans. The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	Impaired Loans
	Average Recorded Investment				Interest Income Recognized
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)
Commercial loans	$23,894	$21,706	$24,974	$26,741	$170	$205	$519	$636
Real estate construction loans	22,392	33,276	22,056	33,459	66	66	196	198
Commercial mortgage loans	97,557	119,611	104,508	114,663	777	1,153	2,126	3,310
Residential mortgage loans and equity lines	16,506	16,151	16,934	17,889	139	128	380	363
Total impaired loans	$160,349	$190,744	$168,472	$192,752	$1,152	$1,552	$3,221	$4,507

The following table presents impaired loans and the related allowance for credit losses as of the dates indicated:

	Impaired Loans
	September 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$15,425	$14,397	$-	$19,479	$18,452	$-
Real estate construction loans	48,495	22,292	-	32,924	17,025	-
Commercial mortgage loans	73,980	68,680	-	77,474	75,172	-
Residential mortgage loans and equity lines	2,450	2,450	-	2,518	2,518	-
Subtotal	$140,350	$107,819	$-	$132,395	$113,167	$-
With allocated allowance
Commercial loans	$16,629	$13,233	$7,561	$7,003	$5,037	$1,263
Real estate construction loans	-	-	-	19,006	8,703	1,077
Commercial mortgage loans	27,526	26,339	6,389	38,197	34,022	8,993
Residential mortgage loans and equity lines	14,210	13,731	373	14,019	13,590	465
Subtotal	$58,365	$53,303	$14,323	$78,225	$61,352	$11,798
Total impaired loans	$198,715	$161,122	$14,323	$210,620	$174,519	$11,798

The following tables present the aging of the loan portfolio by type as of September 30, 2015, and as of December 31, 2014:

	September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$5,865	$3,896	$-	$14,758	$24,519	$2,337,540	$2,362,059
Real estate construction loans	-	-	-	16,579	16,579	388,699	405,278
Commercial mortgage loans	1,114	241	2,573	33,214	37,142	5,238,428	5,275,570
Residential mortgage loans and equity lines	95	511	-	6,690	7,296	1,983,958	1,991,254
Installment and other loans	-	-	-	-	-	5,771	5,771
Total loans	$7,074	$4,648	$2,573	$71,241	$85,536	$9,954,396	$10,039,932

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$11,595	$1,238	$-	$6,983	$19,816	$2,362,677	$2,382,493
Real estate construction loans	1,416	-	-	19,963	21,379	277,275	298,654
Commercial mortgage loans	17,654	3,909	-	35,606	57,169	4,429,274	4,486,443
Residential mortgage loans and equity lines	5,634	732	-	7,611	13,977	1,728,961	1,742,938
Installment and other loans	60	-	-	-	60	3,492	3,552
Total loans	$36,359	$5,879	$-	$70,163	$112,401	$8,801,679	$8,914,080

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

At September 30, 2015, accruing TDRs were $89.9 million and non-accrual TDRs were $41.8 million compared to accruing TDRs of $104.3 million and non-accrual TDRs of $41.6 million at December 31, 2014. The Company allocated specific reserves of $1.1 million to accruing TDRs and $5.5 million to non-accrual TDRs at September 30, 2015, and $6.5 million to accruing TDRs and $4.9 million to non-accrual TDRs at December 31, 2014. The following tables present TDRs that were modified during the first nine months of 2015 and of 2014, their specific reserves at September 30, 2015, and 2014, and charge-offs during the first nine months of 2015 and of 2014:

	Nine months ended September 30, 2015				September 30, 2015
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	3	$1,156	$1,156	$-	$1
Commercial mortgage loans	19	16,329	16,329	-	38
Residential mortgage loans and equity lines	5	1,522	1,374	148	45
Total	27	$19,007	$18,859	$148	$84

	Nine months ended September 30, 2014				September 30, 2014
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	6	$10,773	$10,773	$-	$26
Commercial mortgage loans	3	11,818	11,818	-	564
Residential mortgage loans and equity lines	5	2,226	2,226	-	16
Total	14	$24,817	$24,817	$-	$606

Modifications of the loan terms during the first nine months of 2015 were in the form of changes in the stated interest rate, and/or extension of maturity dates, and/or reduction in monthly payment amount. The length of time for which modifications involving a reduction of the stated interest rate or changes in payment terms that were documented ranged from six months to three years from the modification date.

We expect that the TDRs on accruing status as of September 30, 2015, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  A summary of TDRs by type of concession and by type of loan, as of September 30, 2015, and December 31, 2014, is shown below:

	September 30, 2015
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$11,010	$-	$1,862	$12,872
Real estate construction loans	-	-	5,713	5,713
Commercial mortgage loans	21,700	6,064	34,041	61,805
Residential mortgage loans	5,248	1,001	3,242	9,491
Total accruing TDRs	$37,958	$7,065	$44,858	$89,881

	September 30, 2015
Non-accrual TDRs	Payment Deferral	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$2,248	$90	$2,338
Real estate construction loans	10,172	5,907	16,079
Commercial mortgage loans	1,555	20,725	22,280
Residential mortgage loans	397	712	1,109
Total non-accrual TDRs	$14,372	$27,434	$41,806

	December 31, 2014
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total

Commercial loans	$11,572	$-	$-	$4,934	$16,506
Real estate construction loans	5,765	-	-	-	5,765
Commercial mortgage loans	20,543	26,694	-	26,351	73,588
Residential mortgage loans	3,316	-	410	4,771	8,497
Total accruing TDRs	$41,196	$26,694	$410	$36,056	$104,356

	December 31, 2014
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$1,423	$860	$1,269	$3,552
Real estate construction loans	-	-	19,462	19,462
Commercial mortgage loans	15,917	-	973	16,890
Residential mortgage loans	1,026	-	688	1,714
Total non-accrual TDRs	$18,366	$860	$22,392	$41,618

The activity within our TDRs for the periods indicated are shown below:

	Three months ended September 30,		Nine months ended September 30,
Accruing TDRs	2015	2014	2015	2014
	(In thousands)
Beginning balance	$100,011	$111,136	$104,355	$117,597
New restructurings	427	14,900	16,853	22,997
Restructured loans restored to accrual status	723	660	723	1,622
Charge-offs	-	-	(148)	-
Payments	(11,280)	(3,607)	(21,714)	(11,897)
Restructured loans placed on nonaccrual	-	-	(10,188)	(7,230)
Ending balance	$89,881	$123,089	$89,881	$123,089

	Three months ended September 30,		Nine months ended September 30,
Non-accrual TDRs	2015	2014	2015	2014
	(In thousands)
Beginning balance	$42,595	$43,605	$41,618	$38,769
New restructurings	1,796	34	2,006	1,820
Restructured loans placed on nonaccrual	-	-	10,188	7,230
Charge-offs	(3)	(234)	(3,246)	(833)
Payments	(1,859)	(8,583)	(8,037)	(11,202)
Restructured loans restored to accrual status	(723)	(660)	(723)	(1,622)
Ending balance	$41,806	$34,162	$41,806	$34,162

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as a TDR during the previous twelve months and which subsequently defaulted as of September 30, 2015.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of September 30, 2015, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

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

●	Substandard– These loans are inadequately protected by current sound net worth, paying capacity, or collateral. Well-defined weaknesses exist that could jeopardize repayment of debt. Loss may not be imminent, but if weaknesses are not corrected, there is a good possibility of some loss.

●	Doubtful – The possibility of loss is extremely high, but due to identifiable and important pending events (which may strengthen the loan), a loss classification is deferred until the situation is better defined.

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The Company had no loans held for sale as of September 30, 2015. The following tables present the loan portfolio by risk rating as of September 30, 2015, and as of December 31, 2014:

	September 30, 2015
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,201,557	$92,219	$67,025	$1,258	$2,362,059
Real estate construction loans	381,972	1,014	21,792	500	405,278
Commercial mortgage loans	5,015,411	124,350	126,437	9,372	5,275,570
Residential mortgage loans and equity lines	1,981,684	402	9,168	-	1,991,254
Installment and other loans	5,771	-	-	-	5,771
Total gross loans	$9,586,395	$217,985	$224,422	$11,130	$10,039,932

	December 31, 2014
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,260,474	$47,619	$72,561	$1,839	$2,382,493
Real estate construction loans	272,927	-	25,227	500	298,654
Commercial mortgage loans	4,213,453	105,970	167,020	-	4,486,443
Residential mortgage loans and equity lines	1,733,248	-	9,690	-	1,742,938
Installment and other loans	3,552	-	-	-	3,552
Total gross loans	$8,483,654	$153,589	$274,498	$2,339	$8,914,080

Loans held for sale	$-	$-	$973	$-	$973

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of September 30, 2015, and as of December 31, 2014:

		Real Estate	Commercial	Residential
	Commercial	Construction	Mortgage	Mortgage Loans	Installment and
	Loans	Loans	Loans	and Equity Lines	Other Loans	Total
	(In thousands)
September 30, 2015
Loans individually evaluated for impairment
Allowance	$7,561	$-	$6,389	$373	$-	$14,323
Balance	$27,630	$22,292	$95,019	$16,180	$-	$161,121

Loans collectively evaluated for impairment
Allowance	$47,316	$26,466	$49,644	$12,304	$23	$135,753
Balance	$2,334,429	$382,986	$5,180,551	$1,975,074	$5,771	$9,878,811

Total allowance	$54,877	$26,466	$56,033	$12,677	$23	$150,076
Total balance	$2,362,059	$405,278	$5,275,570	$1,991,254	$5,771	$10,039,932

December 31, 2014
Loans individually evaluated for impairment
Allowance	$1,263	$1,077	$8,993	$465	$-	$11,798
Balance	$23,489	$25,728	$109,194	$16,108	$-	$174,519

Loans collectively evaluated for impairment
Allowance	$46,238	$26,575	$65,680	$11,113	$16	$149,622
Balance	$2,359,004	$272,926	$4,377,249	$1,726,830	$3,552	$8,739,561

Total allowance	$47,501	$27,652	$74,673	$11,578	$16	$161,420
Total balance	$2,382,493	$298,654	$4,486,443	$1,742,938	$3,552	$8,914,080

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months and nine months ended September 30, 2015, and September 30, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended September 30, 2015 and 2014

		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)

June 30, 2015 Ending Balance	$47,540	$26,304	$67,245	$12,323	$25	153,437
Provision/(credit) for possible credit losses	10,040	121	(11,762)	353	(2)	(1,250)
Charge-offs	(3,310)	-	(97)	-	-	(3,407)
Recoveries	607	41	647	1	-	1,296
Net (charge-offs)/recoveries	(2,703)	41	550	1	-	(2,111)
September 30, 2015 Ending Balance	$54,877	$26,466	$56,033	$12,677	$23	$150,076

June 30, 2014 Ending Balance	$63,239	$9,555	$83,395	$12,870	$18	$169,077
Provision/(credit) for possible credit losses	(10,839)	25,116	(17,950)	(1,427)	(1)	(5,101)
Charge-offs	(252)	-	(903)	-	-	(1,155)
Recoveries	4,148	32	2,197	-	-	6,377
Net recoveries	3,896	32	1,294	-	-	5,222
September 30, 2014 Ending Balance	$56,296	$34,703	$66,739	$11,443	$17	$169,198

Nine months ended September 30, 2015 and 2014

		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)

2015 Beginning Balance	$47,501	$27,652	$74,673	$11,578	$16	$161,420
Provision/(credit) for possible credit losses	11,045	(1,349)	(19,342)	1,239	7	(8,400)
Charge-offs	(6,754)	-	(3,613)	(161)	-	(10,528)
Recoveries	3,085	163	4,315	21	-	7,584
Net (charge-offs)/recoveries	(3,669)	163	702	(140)	-	(2,944)

September 30, 2015 Ending Balance	$54,877	$26,466	$56,033	$12,677	$23	$150,076
Reserve for impaired loans	$7,561	$-	$6,389	$373	$-	$14,323
Reserve for non-impaired loans	$47,316	$26,466	$49,604	$12,304	$23	$135,753
Reserve for off-balance sheet credit commitments	$703	$477	$202	$37	$1	$1,420

2014 Beginning Balance	$65,103	$11,999	$84,753	$12,005	$29	$173,889

Provision/(credit) for possible credit losses	(12,067)	24,460	(20,991)	(562)	(12)	(9,172)
Charge-offs	(7,592)	(1,813)	(3,327)	-	-	(12,732)
Recoveries	10,852	57	6,304	-	-	17,213
Net (charge-offs)/recoveries	3,260	(1,756)	2,977	-	-	4,481

September 30, 2014 Ending Balance	$56,296	$34,703	$66,739	$11,443	$17	$169,198
Reserve for impaired loans	$2,730	$2,604	$7,999	$481	$-	$13,814
Reserve for non-impaired loans	$53,566	$32,099	$58,740	$10,962	$17	$155,384
Reserve for off-balance sheet credit commitments	$901	$668	$410	$39	$-	$2,018

9. Commitments and Contingencies

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

10. Borrowed Funds

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $400.0 million with a weighted average rate of 3.89% at September 30, 2015, compared to $450.0 million with a weighted average rate of 3.85% at December 31, 2014. In the first nine months of 2014, the Company prepaid securities sold under agreements to repurchase totaling $100.0 million with a weighted average rate of 3.50% and incurred prepayment penalties of $3.4 million compared to no repayments in the first nine months of 2015. As of September 30, 2015, four floating-to-fixed rate agreements totaling $200.0 million with weighted average rate of 5.0% and final maturity in January 2017 have initial floating rates for one year, with floating rates of the three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.89% to 5.07%. As of September 30, 2015, and December 31, 2014, four fixed rate non-callable securities sold under agreements to repurchase totaled $200.0 million with a weighted average rate of 2.78%. Final maturity for the four fixed rate non-callable securities sold under agreements to repurchase is $50.0 million in August 2016, $50.0 million in July 2017, $50.0 million in June 2018, and $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $439.8 million as of September 30, 2015, and $516.3 million as of December 31, 2014.

Borrowing from the FHLB. As of September 30, 2015, over-night borrowings from the FHLB were zero compared to $400.0 million at a rate of 0.27% at December 31, 2014. As of September 30, 2015, the advances from the FHLB were $75.0 million at a rate of 0.87% compared to $25.0 million at a rate of 1.13% at December 31, 2014. As of September 30, 2015, FHLB advances of $50.0 million will mature in January 2017 and $25 million will mature in March 2018.

11. Income Taxes

Income tax expense totaled $43.2 million, or an effective tax rate of 26.5%, for the first nine months of 2015, compared to an income tax expense of $60.9 million, or an effective tax rate of 37.3%, for the same period a year ago. The effective tax rate includes the impact of the utilization of low income housing tax credits and for 2015 the utilization of alternative energy tax credits. At September 30, 2015, the Company forecasted its effective tax rate for the fourth quarter of 2015 to be 27.0%.

As of December 31, 2014, the Company had income tax refunds receivable of $18.1 million. These income tax receivables are included in other assets in the accompanying condensed consolidated balance sheets.

The Company’s tax returns are open for audit by the Internal Revenue Service back to 2012 and by the California Franchise Tax Board back to 2003. The Company is under audit by the California Franchise Tax Board for the years 2003 to 2007. As the Company is presently under audit by a number of tax authorities, it is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

12. Fair Value Measurements

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

Warrants. The Company measures the fair value of warrants based on unobservable inputs based on assumptions and management judgment, a Level 3 measurement.

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2015, and December 31, 2014:

September 30, 2015	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$284,991	$-	$-	$284,991
Mortgage-backed securities	-	1,004,398	-	1,004,398
Collateralized mortgage obligations	-	38	-	38
Corporate debt securities	-	73,830	-	73,830
Mutual funds	5,899	-	-	5,899
Preferred stock of government sponsored entities	-	4,517	-	4,517
Other equity securities	-	7,206	-	7,206
Total securities available-for-sale	290,890	1,089,989	-	1,380,879
Warrants	-	-	37	37
Foreign exchange contracts	-	3,363	-	3,363
Total assets	$290,890	$1,093,352	$37	$1,384,279

Liabilities

Interest rate swaps	$-	$11,000	$-	$11,000
Foreign exchange contracts	-	4,895	-	4,895
Total liabilities	$-	$15,895	$-	$15,895

December 31, 2014	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$664,004	$-	$-	$664,004
Mortgage-backed securities	-	544,303	-	544,303
Collateralized mortgage obligations	-	45	-	45
Corporate debt securities	-	94,472	-	94,472
Mutual funds	5,866	-	-	5,866
Preferred stock of government sponsored entities	-	3,224	-	3,224
Other equity securities	-	7,021	-	7,021
Total securities available-for-sale	669,870	649,065	-	1,318,935
Warrants	-	-	27	27
Foreign exchange contracts	-	1,876	-	1,876
Total assets	$669,870	$650,941	$27	$1,320,838

Liabilities

Interest rate swaps	$-	$4,626	$-	$4,626
Foreign exchange contracts	-	5,007	-	5,007
Total liabilities	$-	$9,633	$-	$9,633

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $37,000 at September 30, 2015, compared to $27,000 at December 31, 2014. The fair value adjustment of warrants was included in other operating income in the third quarter of 2015. The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from 1 to 8 years, risk-free interest rate from 0.66% to 1.78%, and stock volatility from 11.2% to 19.1%.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the condensed consolidated balance sheets at September 30, 2015, the following tables provide the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of September 30, 2015, and December 31, 2014, and the total losses/(gains) for the periods indicated:

	September 30, 2015				Total Losses / (Gains)
	Fair Value Measurements Using			Total at	Three Months Ended		Nine Months Ended
	Level 1	Level 2	Level 3	Fair Value	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$7,866	$7,866	$575	$-	$3,380	$17
Commercial mortgage loans	-	-	19,950	19,950	-	515	654	515
Residential mortgage loans and equity lines	-	-	13,357	13,357	-	32	146	32
Total impaired loans	-	-	41,173	41,173	575	547	4,180	564
Other real estate owned (1)	-	8,247	4,236	12,483	179	(48)	404	277
Investments in venture capital	-	-	5,284	5,284	81	49	408	317
Total assets	$-	$8,247	$50,693	$58,940	$835	$548	$4,992	$1,158

(1) Other real estate owned balance of $26.3 million in the condensed consolidated balance sheet is net of estimated disposal costs.

	December 31, 2014				Total Losses / (Gains)
	Fair Value Measurements Using			Total at	Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2014	December 31, 2013
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$3,774	$3,774	$17	$5,731
Commercial mortgage loans	-	-	25,029	25,029	3,914	125
Construction- other	-	-	7,625	7,625	-	-
Residential mortgage loans and equity lines	-	-	13,126	13,126	27	213
Total impaired loans	-	-	49,554	49,554	3,958	6,069
Other real estate owned (1)	-	16,458	4,110	20,568	202	(3,134)
Investments in venture capital	-	-	5,495	5,495	436	409
Equity investments	617	-	-	617	-	-
Total assets	$617	$16,458	$59,159	$76,234	$4,596	$3,344

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

The fair value of impaired loans was calculated based on the net realizable fair value of the collateral or the observable market price of the most recent sale or quoted price from loans held for sale. The Company does not record loans at fair value on a recurring basis. Nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on the current appraised value or adjusted appraised value of the collateral, a Level 2 or level 3 measurement.

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

The following table presents the carrying and notional amounts and estimated fair value of financial instruments as of September 30, 2015, and as of December 31, 2014:

	September 30, 2015		December 31, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$196,342	$196,342	$176,830	$176,830
Short-term investments	369,829	369,829	489,614	489,614
Securities available-for-sale	1,380,879	1,380,879	1,318,935	1,318,935
Loans held for sale	-	-	973	1,225
Loans, net	9,880,264	9,815,077	8,740,268	8,688,072
Investment in Federal Home Loan Bank stock	17,250	17,250	30,785	30,785
Warrants	37	37	27	27

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$129,675	$3,363	$167,005	$1,876

Financial Liabilities	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Deposits	$10,238,475	$10,243,411	$8,783,460	$8,785,342
Securities sold under agreements to repurchase	400,000	418,403	450,000	473,816
Advances from Federal Home Loan Bank	75,000	75,220	425,000	424,974
Other borrowings	18,721	16,291	19,934	17,978
Long-term debt	119,136	58,420	119,136	59,425

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$144,703	$4,895	$178,868	$5,007
Interest rate swaps	457,237	11,000	300,480	4,626

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,853,080	$(4,879)	$2,071,766	$(3,442)
Standby letters of credit	48,273	(216)	53,910	(243)
Other letters of credit	58,204	(31)	48,142	(29)
Bill of lading guarantees	294	(1)	108	-

The following tables present the level in the fair value hierarchy for the estimated fair values of financial instruments as of September 30, 2015, and December 31, 2014.

	September 30, 2015
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$196,342	$196,342	$-	$-
Short-term investments	369,829	369,829	-	-
Securities available-for-sale	1,380,879	290,890	1,089,989	-
Loans, net	9,815,077	-	-	9,815,077
Investment in Federal Home Loan Bank stock	17,250	-	17,250	-
Warrants	37	-	-	37
Financial Liabilities
Deposits	10,243,411	-	-	10,243,411
Securities sold under agreements to repurchase	418,403	-	418,403	-
Advances from Federal Home Loan Bank	75,220	-	75,220	-
Other borrowings	16,291	-	-	16,291
Long-term debt	58,420	-	58,420	-

	December 31, 2014
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$176,830	$176,830	$-	$-
Short-term investments	489,614	489,614	-	-
Securities available-for-sale	1,318,935	669,870	649,065	-
Loans held-for-sale	1,225	-	-	1,225
Loans, net	8,688,072	-	-	8,688,072
Investment in Federal Home Loan Bank stock	30,785	-	30,785	-
Warrants	27	-	-	27
Financial Liabilities
Deposits	8,785,342	-	-	8,785,342
Securities sold under agreements to repurchase	473,816	-	473,816	-
Advances from Federal Home Loan Bank	424,974	-	424,974	-
Other borrowings	17,978	-	-	17,978
Long-term debt	59,425	-	59,425	-

14. Goodwill and Goodwill Impairment

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

At September 30, 2015, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment as of an interim date.

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

In May 2014, Bancorp entered into five interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, with the quarterly interest payments throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 0.33%. As of September 30, 2015, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $4.2 million, net of taxes, was included in other comprehensive income. The amount of periodic net settlement of interest rate swaps included in interest expense was $706,000 for the three months ended September 30, 2015 compared to $723,000 for the same quarter a year ago. For the nine months ended September 30, 2015, the periodic net settlement of interest rate swaps included in interest expense was $2.1 million compared to $824,000 for the same period in 2014.

In 2014 and 2015, the Bank entered into interest rate swap contracts in the notional amount of $342.8 million for various terms from four to eight years. These interest rate swap contracts are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.69% and receives a variable rate at the one month LIBOR rate plus a weighted average spread of 321 basis points, or at a weighted average rate of 3.41%. As of September 30, 2015, the notional amount of fair value interest rate swaps was $338.1 million and their unrealized loss of $3.7 million was included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $831,000 for the three months ended September 30, 2015, compared to $580,000 for the same quarter a year ago. The amount of periodic net settlement of interest rate swaps reducing interest income was $2.2 million for the nine months ended September 30, 2015 compared to $606,000 for the same period a year ago. As of September 30, 2015, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $10.6 million as of September 30, 2015.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At September 30, 2015, spot, forward, and swap contracts in the total notional amount of $129.7 million had a positive fair value of $3.4 million. Spot, forward, and swap contracts in the total notional amount of $144.7 million had a negative fair value of $4.9 million at September 30, 2015. At December 31, 2014, spot, forward, and swap contracts in the total notional amount of $167.0 million had a positive fair value of $1.9 million. Spot, forward, and swap contracts in the total notional amount of $178.9 million had a negative fair value of $5.0 million at December 31, 2014.

16. Balance Sheet Offsetting

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

Financial instruments that are eligible for offset in the condensed consolidated balance sheets, as of September 30, 2015, and December 31, 2014, are presented in the following table:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
September 30, 2015

Liabilities:
Securities sold under agreements to repurchase	$400,000	$-	$400,000	$-	$(400,000)	$-
Derivatives	$3,726	$-	$3,726	$-	$(3,726)	$-

December 31, 2014

Liabilities:
Securities sold under agreements to repurchase	$450,000	$-	$450,000	$-	$(450,000)	$-
Derivatives	$4,626	$-	$4,626	$-	$(4,626)	$-

17. Stockholders’ Equity

Total equity was $1.73 billion at September 30, 2015, an increase of $129.2 million, or 8.1%, from $1.60 billion at December 31, 2014, primarily due to increases in net income of $119.7 million and equity consideration for the aquisition of Asia Bancshares, Inc. of $82.8 million offset by purchases of treasury stock of $50.7 million and common stock cash dividends of $30.7 million. Under the terms of the aquisition of Asia Bancshares, which was completed on July 31, 2015, we issued 2.58 million shares of our common stock and paid $57.0 million in cash for all of the issued and outstanding stock of Asia Bancshares.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three months and nine months ended September 30, 2015, and September 30, 2014, was as follows:

	Three months ended September 30, 2015			Three months ended September 30, 2014
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, loss, net of tax
Securities available-for sale			$(1,125)			$(8,896)
Cash flow hedge derivatives			(1,657)			-
Total			$(2,782)			$(8,896)
Net unrealized gains/(losses) arising during the period
Securities available-for sale	$4,717	$1,984	$2,733	$292	$122	$170
Cash flow hedge derivatives	(4,413)	(1,855)	(2,558)	171	71	100
Total	304	129	175	463	193	$270
Reclassification adjustment for net losses/(gains) in net income
Securities available-for sale	16	6	10	(361)	(152)	(209)
Cash flow hedge derivatives	-	-	-	-	-	-
Total	16	6	10	(361)	(152)	(209)
Total other comprehensive income/(loss)
Securities available-for sale	4,733	1,990	2,743	(69)	(30)	(39)
Cash flow hedge derivatives	(4,413)	(1,855)	(2,558)	171	71	100
Total	$320	$135	$185	$102	$41	$61
Ending balance, loss, net of tax
Securities available-for sale			$1,618			$(8,935)
Cash flow hedge derivatives			(4,215)			100
Total			$(2,597)			$(8,835)

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, loss, net of tax
Securities available-for sale			$(3,172)			$(29,729)
Cash flow hedge derivatives			(2,397)			-
Total			$(5,569)			$(29,729)
Net unrealized gains/(losses) arising during the period
Securities available-for sale	$4,895	$2,058	$2,837	$43,157	$18,143	$25,014
Cash flow hedge derivatives	(3,137)	(1,319)	(1,818)	(281)	(118)	(163)
Total	1,758	739	1,019	42,876	18,025	$24,851
Reclassification adjustment for net losses/(gains) in net income
Securities available-for sale	3,369	1,416	1,953	(6,827)	(2,870)	(3,957)
Cash flow hedge derivatives	-	-	-	-	-	-
Total	3,369	1,416	1,953	(6,827)	(2,870)	(3,957)
Total other comprehensive income/(loss)
Securities available-for sale	8,264	3,474	4,790	36,330	15,273	21,057
Cash flow hedge derivatives	(3,137)	(1,319)	(1,818)	(281)	(118)	(163)
Total	$5,127	$2,155	$2,972	$36,049	$15,155	$20,894
Ending balance, loss, net of tax
Securities available-for sale			$1,618			$(8,672)
Cash flow hedge derivatives			(4,215)			(163)
Total			$(2,597)			$(8,835)

18. Stock Repurchase Program

In August 2015, the Board of Directors of the Company authorized the resumption of the repurchase of remaining 622,500 shares of its common stock under our November 2007 repurchase program, and repurchase all the shares for $18.1 million, or a $29.08 average price per share.

On August 31, 2015, the Board of Directors of the Company adopted a new stock repurchase program to repurchase up to 2.0 million shares of the Company’s common stock. During the third quarter of 2015, the Company repurchased 1.1 million shares for $32.6 million, or a $30.05 average price per share under the August 2015 repurchase program. As of September 30, 2015, there were 915,250 remaining shares that could be purchased in the future under the August 2015 repurchase program.

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

Highlights

●

The aqusition of Asia Bancshares Inc., the holding company for Asia Bank, was completed on July 31, 2015 and the systems integrated as of August 21, 2015. This acquisition added three additional branches in New York City and one additional branch in Rockville, Maryland.

●	Diluted earnings per share increased to $0.47 for the third quarter of 2015 compared to $0.45 for the same quarter a year ago.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended September 30, 2015, was $38.5 million, an increase of $2.6 million, or 7.2%, compared to net income of $35.9 million for the same quarter a year ago. Diluted earnings per share for the quarter ended September 30, 2015, was $0.47 compared to $0.45 for the same quarter a year ago.

Return on average stockholders’ equity was 8.80% and return on average assets was 1.23% for the quarter ended September 30, 2015, compared to a return on average stockholders’ equity of 9.14% and a return on average assets of 1.27% for the same quarter a year ago.

Financial Performance

	Three months ended September 30,
	2015	2014
Net income (in millions)	$38.5	$35.9
Basic earnings per common share	$0.47	$0.45
Diluted earnings per common share	$0.47	$0.45
Return on average assets	1.23%	1.27%
Return on average total stockholders' equity	8.80%	9.14%
Efficiency ratio	53.81%	44.51%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $10.8 million, or 12.6%, to $97.6 million during the third quarter of 2015 compared to $86.8 million during the same quarter a year ago. The increase was due primarily to the increase in interest income from loans, including those from Asia Bank, and investment securities, and the decrease in interest expense from securities sold under agreements to repurchase partially offset by the increase in interest expense from time deposits.

The net interest margin was 3.36% for the third quarter of 2015 compared to 3.31% for the third quarter of 2014. The increase in the net interest margin was due to the impact from the increase in loans and the decrease in securities sold under agreements to repurchase. The net interest margin decreased to 3.36% for the third quarter of 2015 from 3.51% for the second quarter of 2015, primarily due to higher interest collected on nonaccrual loans during the second quarter, the special dividend distributed by the Federal Home Loan Bank in the second quarter and the higher interest from time deposits during the third quarter.

For the third quarter of 2015, the yield on average interest-earning assets was 4.03%, the cost of funds on average interest-bearing liabilities was 0.87%, and the cost of interest bearing deposits was 0.67%. In comparison, for the third quarter of 2014, the yield on average interest-earning assets was 4.06%, the cost of funds on average interest-bearing liabilities was 0.97%, and the cost of interest bearing deposits was 0.67%. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, increased to 3.16% for the quarter ended September 30, 2015, from 3.09% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended September 30, 2015, and September 30, 2014. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended September 30,
	2015			2014
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Commercial loans	$2,411,560	$22,651	3.73%	$2,393,848	$23,377	3.87%
Residential mortgage loans	1,936,100	21,835	4.51	1,659,952	19,569	4.72
Commercial mortgage loans	5,110,278	59,652	4.63	4,343,159	52,823	4.83
Real estate construction loans	392,579	5,779	5.84	297,510	4,359	5.81
Other loans and leases	4,933	26	2.09	11,254	23	0.81
Total loans and leases (1)	9,855,450	109,943	4.43	8,705,723	100,151	4.56
Taxable securities	1,488,655	6,142	1.64	1,288,207	5,105	1.57
Federal Home Loan Bank stock	17,250	524	12.05	32,057	508	6.29
Interest bearing deposits	149,153	258	0.69	363,722	571	0.62
Total interest-earning assets	11,510,508	116,867	4.03	10,389,709	106,335	4.06
Non-interest earning assets:
Cash and due from banks	223,295			225,127
Other non-earning assets	866,217			749,873
Total non-interest earning assets	1,089,512			975,000
Less: Allowance for loan losses	(153,762)			(171,994)
Deferred loan fees	(9,977)			(13,282)
Total assets	$12,436,281			$11,179,433

Interest bearing liabilities:
Interest bearing demand accounts	$880,209	$367	0.17	$736,690	$326	0.18
Money market accounts	1,721,394	2,616	0.60	1,527,888	2,428	0.63
Savings accounts	632,466	235	0.15	557,578	241	0.17
Time deposits	4,868,908	10,406	0.85	4,345,065	9,117	0.83
Total interest-bearing deposits	8,102,977	13,624	0.67	7,167,221	12,112	0.67

Securities sold under agreements to repurchase	400,000	3,977	3.94	603,804	5,858	3.85
Other borrowings	114,998	164	0.57	102,267	154	0.60
Long-term debt	119,136	1,456	4.85	119,136	1,456	4.85
Total interest-bearing liabilities	8,737,111	19,221	0.87	7,992,428	19,580	0.97
Non-interest bearing liabilities:
Demand deposits	1,795,938			1,549,463
Other liabilities	168,083			78,129
Total equity	1,735,149			1,559,413
Total liabilities and equity	$12,436,281			$11,179,433
Net interest spread			3.16%			3.09%
Net interest income		$97,646			$86,755
Net interest margin			3.37%			3.31%

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

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three months ended September 30,
	2015-2014
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	12,860	(3,068)	9,792
Taxable securities	820	217	1,037
Federal Home Loan Bank stock	(304)	320	16
Deposits with other banks	(365)	52	(313)

Total changes in interest income	13,011	(2,479)	10,532

Interest-bearing liabilities:
Interest bearing demand accounts	60	(19)	41
Money market accounts	296	(108)	188
Savings accounts	30	(36)	(6)
Time deposits	1,117	172	1,289
Securities sold under agreements to repurchase	(2,021)	140	(1,881)
Other borrowed funds	18	(8)	10
Long-term debt	-	-	-
Total changes in interest expense	(500)	141	(359)
Changes in net interest income	$13,511	$(2,620)	$10,891

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for Credit Losses

Provision for credit losses was a credit of $1.3 million for the third quarter of 2015 compared to a credit of $5.1 million for the third quarter of 2014. The provision for credit losses was based on the review of the appropriateness of the allowance for loan losses at September 30, 2015. The provision or reversal for credit losses represents the charge against or benefit toward current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio, including unfunded commitments. The following table summarizes the charge-offs and recoveries for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Charge-offs:
Commercial loans	$3,310	$252	$6,754	$7,592
Construction loans	-	-	-	1,813
Real estate loans (1)	97	903	3,774	3,327
Total charge-offs	3,407	1,155	10,528	12,732
Recoveries:
Commercial loans	$606	4,148	3,084	10,852
Construction loans	41	32	163	57
Real estate loans (1)	648	2,197	4,336	6,304
Total recoveries	1,295	6,377	7,583	17,213
Net charge-offs/(recoveries)	$2,112	$(5,222)	$2,945	$(4,481)

(1) Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $9.2 million for the third quarter of 2015, an increase of $0.2 million, or 2.0%, compared to $9.0 million for the third quarter of 2014.

Non-Interest Expense

Non-interest expense increased $14.9 million, or 34.9%, to $57.5 million in the third quarter of 2015 compared to $42.6 million in the same quarter a year ago. The increase in non-interest expense in the third quarter of 2015 was primarily due to increases of $13.8 million in amortization of investments in affordable housing and alternative energy partnerships, $1.3 million in other real estate owned expenses, and $1.4 million in computer and equipment expenses, offset by a decrease $1.9 million in salaries and employee benefits. Integration and other expenses related to the aquisition of Asia Bancshares totaled approximately $2.0 million and are reported in the applicable expense categories. The efficiency ratio was 53.81% in the third quarter of 2015 compared to 44.51% for the same quarter a year ago.

Income Taxes

The effective tax rate for the third quarter of 2015 was 23.9% compared to 38.3% for the third quarter of 2014. The effective tax rate includes the impact of the utilization of low income housing tax credits and in 2015 alternative energy tax credits. At September 30, 2015, the Company forecasted its effective tax rate for the full year 2015 to be 27.0% including the utilization of alternative energy tax credits generated from an investment made in April 2015 and applied the forecasted full year effective tax rate to the results of operations for the first nine months of 2015.

Year-to-Date Statement of Operations Review

Net income was $119.7 million for the first nine months of 2015, an increase of $17.4 million, or 17.0%, compared to net income of $102.3 million for the same period a year ago due primarily to increases in net interest income, and decreases in costs associated with debt redemption partially offset by decreases in securities gains, increases in operation expenses from amortization of investments in affordable housing and alternative energy partnerships, and increases in professional service expenses. Diluted earnings per share was $1.48 compared to $1.28 for the same period a year ago. The net interest margin for the nine months ended September 30, 2015, was 3.43% compared to 3.35% for the same period a year ago.

Return on average stockholders’ equity was 9.56% and return on average assets was 1.36% for the nine months ended September 30, 2015, compared to a return on average stockholders’ equity of 8.98% and a return on average assets of 1.25% for the same period of 2014. The efficiency ratio for the nine months ended September 30, 2015, was 49.13% compared to 46.31% for the same period a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the nine months ended September 30, 2015, and September 30, 2014. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Nine months ended September 30,
	2015			2014
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Commercial loans	$2,417,306	$68,969	3.81%	$2,302,775	$66,657	3.87%
Residential mortgage loans	1,837,912	62,731	4.55	1,618,377	57,277	4.72
Commercial mortgage loans	4,810,426	167,646	4.66	4,221,589	154,688	4.90
Real estate construction loans	355,520	15,619	5.87	267,214	11,644	5.83
Other loans and leases	4,541	73	2.15	16,270	71	0.58
Total loans and leases (1)	9,425,705	315,038	4.47	8,426,225	290,337	4.61
Taxable securities	1,337,791	15,262	1.53	1,458,936	19,389	1.78
Federal Home Loan Bank stock	22,905	2,782	16.24	28,389	1,379	6.49
Interest bearing deposits	147,206	1,105	1.00	255,627	1,499	0.78
Total interest-earning assets	10,933,607	334,187	4.09	10,169,177	312,604	4.11
Non-interest earning assets:
Cash and due from banks	202,080			167,779
Other non-earning assets	798,587			769,929
Total non-interest earning assets	1,000,667			937,708
Less: Allowance for loan losses	(157,939)			(172,960)
Deferred loan fees	(10,736)			(13,370)
Total assets	$11,765,599			$10,920,555

Interest bearing liabilities:
Interest bearing demand accounts	$838,976	$1,025	0.16	$707,421	$906	0.17
Money market accounts	1,634,848	7,340	0.60	1,369,838	6,371	0.62
Savings accounts	582,632	646	0.15	526,768	549	0.14
Time deposits	4,541,376	28,320	0.83	4,259,579	26,155	0.82
Total interest-bearing deposits	7,597,832	37,331	0.66	6,863,606	33,981	0.66

Securities sold under agreements to repurchase	401,099	11,836	3.95	669,963	19,731	3.94
Other borrowings	118,091	374	0.42	166,445	850	0.68
Long-term debt	119,136	4,320	4.85	120,003	3,012	3.36
Total interest-bearing liabilities	8,236,158	53,861	0.87	7,820,017	57,574	0.98
Non-interest bearing liabilities:
Demand deposits	1,710,823			1,498,181
Other liabilities	144,664			79,585
Total equity	1,673,954			1,522,772
Total liabilities and equity	$11,765,599			$10,920,555
Net interest spread			3.22%			3.13%
Net interest income		$280,326			$255,030
Net interest margin			3.43%			3.35%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Volumn and Rate(1)
	Nine months ended September 30,
	2015-2014
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change
Interest-earning assets:
Loans and leases	33,652	(8,951)	24,701
Taxable securities	(1,526)	(2,601)	(4,127)
Federal Home Loan Bank stock	(313)	1,716	1,403
Deposits with other banks	(744)	350	(394)

Total changes in interest income	31,069	(9,486)	21,583

Interest-bearing liabilities:
Interest bearing demand accounts	162	(43)	119
Money market accounts	1,197	(228)	969
Savings accounts	61	36	97
Time deposits	1,752	413	2,165
Securities sold under agreements to repurchase	(7,934)	39	(7,895)
Other borrowed funds	(206)	(270)	(476)
Long-term debt	(22)	1,330	1,308
Total changes in interest expense	(4,990)	1,277	(3,713)
Changes in net interest income	$36,059	$(10,763)	$25,296

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Balance Sheet Review

Assets

Total assets were $12.7 billion at September 30, 2015, an increase of $1.2 billion, or 10.7%, from $11.5 billion at December 31, 2014, primarily due to a $1.1 billion increase in loans and a $61.9 million increase in available-for-sale securities. Loan increases were primarily due to a $418.0 million increase from the aquisition of Asia Bancshares, which was completed on July 31, 2015.

Investment Securities

Investment securities represented 10.8% of total assets at September 30, 2015, compared with 11.5% of total assets at December 31, 2014. The carrying value of investment securities at September 30, 2015, was $1.38 billion compared with $1.32 billion at December 31, 2014. Securities available-for-sale are carried at fair value and had a net unrealized gain, net of tax, of $1.6 million at September 30, 2015, compared with a net unrealized loss, net of tax, of $3.2 million at December 31, 2014.

The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of September 30, 2015, and December 31, 2014:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$284,603	$388	$-	$284,991
Mortgage-backed securities	1,005,527	1,066	2,195	1,004,398
Collateralized mortgage obligations	67	-	29	38
Corporate debt securities	74,952	370	1,492	73,830
Mutual funds	6,000	-	101	5,899
Preferred stock of government sponsored entities	2,811	1,706	-	4,517
Other equity securities	4,128	3,403	325	7,206
Total	$1,378,088	$6,933	$4,142	$1,380,879

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$664,206	$63	$265	$664,004
Mortgage-backed securities	549,296	1,393	6,386	544,303
Collateralized mortgage obligations	79	-	34	45
Corporate debt securities	94,943	776	1,247	94,472
Mutual funds	6,000	-	134	5,866
Preferred stock of government sponsored entities	6,276	681	3,733	3,224
Other equity securities	3,608	3,413	-	7,021
Total	$1,324,408	$6,326	$11,799	$1,318,935

For additional information, see Note 7 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Investment securities having a carrying value of $457.0 million at September 30, 2015, and $591.3 million at December 31, 2014, were pledged to secure public deposits, other borrowings, treasury tax and loan, and securities sold under agreements to repurchase.

Loans

Gross loans, excluding loans held for sale, were $10.0 billion at September 30, 2015, an increase of $1.1 billion, or 12.6%, from $8.9 billion at December 31, 2014, primarily due to increases of $789.1 million, or 17.6%, in commercial mortgage loans, $246.4 million, or 15.7%, in residential mortgage loans, and $106.6 million, or 35.7%, in real estate construction loans partially offset by decreases of $20.4 million, or 0.9%, in commercial loans. These figures include total gross loans of $418.0 million from Asia Bank. The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

	September 30, 2015	% of Gross Loans	December 31, 2014	% of Gross Loans	% Change
	(Dollars in thousands)
Type of Loans
Commercial loans	$2,362,059	23.5%	$2,382,493	26.7%	(0.9%)
Residential mortgage loans	1,816,464	18.1	1,570,059	17.6	15.7
Commercial mortgage loans	5,275,570	52.6	4,486,443	50.3	17.6
Equity lines	174,790	1.7	172,879	2.0	1.1
Real estate construction loans	405,278	4.0	298,654	3.4	35.7
Installment and other loans	5,771	0.1	3,552	0.0	62.5

Gross loans	$10,039,932	100%	$8,914,080	100%	12.6%

Allowance for loan losses	(150,076)		(161,420)		(7.0)
Unamortized deferred loan fees	(9,592)		(12,392)		(22.6)

Total loans, net	$9,880,264		$8,740,268		13.0%

Loans held for sale	$-		$973		(100%)

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

The ratio of non-performing assets, excluding non-accrual loans held for sale, to total assets was 0.8% at September 30, 2015, compared to 0.9% at December 31, 2014. Total non-performing assets decreased $1.5 million, or 1.5%, to $100.1 million at September 30, 2015, compared to $101.6 million at December 31, 2014, primarily due to a $5.2 million, or 16.4%, decrease in other real estate owned offset by a $2.6 million increase in loans 90 days or more past due still accruing and a $1.1 million increase in non-accrual loans.

As a percentage of gross loans plus OREO, our non-performing assets decreased to 0.99% at September 30, 2015, from 1.14% at December 31, 2014. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 205.2% at September 30, 2015, from 232.8% at December 31, 2014.

The following table presents the changes in non-performing assets and troubled debt restructurings (“TDRs”) at September 30, 2015, compared to December 31, 2014, and to September 30, 2014:

(Dollars in thousands)	September 30, 2015	December 31, 2014	% Change	September 30, 2014	% Change
Non-performing assets
Accruing loans past due 90 days or more	$2,573	$-	-	$662	289
Non-accrual loans:
Construction loans	16,579	19,963	(17)	25,728	(36)
Commercial real estate loans	33,214	35,606	(7)	23,830	39
Commercial loans	14,758	6,983	111	8,851	67
Residential mortgage loans	6,690	7,611	(12)	6,849	(2)
Total non-accrual loans:	$71,241	$70,163	2	$65,258	9
Total non-performing loans	73,814	70,163	5	65,920	12
Other real estate owned	26,326	31,477	(16)	29,025	(9)
Total non-performing assets	$100,140	$101,640	(1)	$94,945	5
Accruing TDRs	$89,881	$104,356	(14)	$123,089	(27)
Non-accrual loans held for sale	$-	$973	(100)	$-	-

Allowance for loan losses	$150,076	$161,420	(7)	$169,198	(11)
Allowance for off-balance sheet credit commitments	1,421	1,949	(27)	2,018	(30)
Allowance for credit losses	$151,497	$163,369	(7)	$171,216	(12)

Total gross loans outstanding, at period-end (1)	$10,039,932	$8,914,080	13	$8,858,254	13

Allowance for loan losses to non-performing loans, at period-end (2)	203.32%	230.06%		256.67%
Allowance for loan losses to gross loans, at period-end (1)	1.49%	1.81%		1.91%

(1) Excludes loans held for sale at period-end.
(2) Excludes non-accrual loans held for sale at period-end.

Non-accrual Loans

At September 30, 2015, total non-accrual loans were $71.2 million, an increase of $1.0 million, or 1.5% from $70.2 million at December 31, 2014. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, of these loans on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	September 30, 2015		December 31, 2014
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$8,855	$-	$9,068	$1,184
Commercial real estate	33,615	834	48,256	903
Land	14,013	-	5,856	-
Unsecured	-	13,924	-	4,896
Total	$56,483	$14,758	$63,180	$6,983

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	September 30, 2015		December 31, 2014
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$28,416	$834	$35,299	$860
Wholesale/Retail	22,029	2,691	20,658	4,078
Food/Restaurant	300	144	650	144
Import/Export	-	11,089	-	1,901
Other	5,738	-	6,573	-
Total	$56,483	$14,758	$63,180	$6,983

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

Other Real Estate Owned

At September 30, 2015, OREO totaled $26.3 million, which decreased $5.2 million, or 16.4%, compared to $31.5 million at December 31, 2014, and decreased $2.7 million, or 9.3%, compared to $29.0 million at September 30, 2014.

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

At September 30, 2015, recorded investment in impaired loans totaled $161.1 million and was comprised of non-accrual loans of $71.2 million and accruing troubled debt restructured loans (“TDRs) of $89.9 million. At December 31, 2014, recorded investment in impaired loans totaled $174.5 million and was comprised of non-accrual loans of $70.2 million and accruing TDRs of $104.3 million. For impaired loans, the amounts previously charged off represent 18.9% at September 30, 2015, and 17.1% at December 31, 2014, of the contractual balances for impaired loans. As of September 30, 2015, $56.5 million, or 79.3%, of the $71.2 million of non-accrual loans was secured by real estate compared to $63.2 million, or 90.1%, of the $70.2 million of non-accrual loans, excluding loans held for sale, that was secured by real estate at December 31, 2014. The Bank obtains current appraisals, sales contracts, or other available market price information which provide updated factors in evaluating potential loss.

At September 30, 2015, $14.3 million of the $150.1 million allowance for loan losses was allocated for impaired loans and $135.8 million was allocated to the general allowance. At December 31, 2014, $11.8 million of the $161.4 million allowance for loan losses was allocated for impaired loans and $149.6 million was allocated to the general allowance.

The allowance for credit losses to non-accrual loans increased to 203.3% at September 30, 2015, from 230.1% at December 31, 2014, primarily due to decreases in non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	September 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$15,425	$14,397	$-	$19,479	$18,452	$-
Real estate construction loans	48,495	22,292	-	32,924	17,025	-
Commercial mortgage loans	73,980	68,680	-	77,474	75,172	-
Residential mortgage loans and equity lines	2,450	2,450	-	2,518	2,518	-
Subtotal	$140,350	$107,819	$-	$132,395	$113,167	$-
With allocated allowance
Commercial loans	$16,629	$13,233	$7,561	$7,003	$5,037	$1,263
Real estate construction loans	-	-	-	19,006	8,703	1,077
Commercial mortgage loans	27,526	26,339	6,389	38,197	34,022	8,993
Residential mortgage loans and equity lines	14,210	13,731	373	14,019	13,590	465
Subtotal	$58,365	$53,303	$14,323	$78,225	$61,352	$11,798
Total impaired loans	$198,715	$161,122	$14,323	$210,620	$174,519	$11,798

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

As of September 30, 2015, construction loans of $351.8 million were disbursed with pre-established interest reserves of $49.5 million compared to $211.5 million of such loans disbursed with pre-established interest reserves of $35.6 million at December 31, 2014.  The balance for construction loans with interest reserves which have been extended was $87.9 million with pre-established interest reserves of $3.2 million at September 30, 2015, compared to $55.2 million with pre-established interest reserves of $3.1 million at December 31, 2014.  Land loans of $101.7 million were disbursed with pre-established interest reserves of $3.6 million at September 30, 2015, compared to $76.4 million land loans disbursed with pre-established interest reserves of $3.8 at December 31, 2014.  The balance for land loans with interest reserves which have been extended was $76 million at September 30, 2015 with pre-established interest reserves of $2.2 million, compared to $4 million land loans with pre-established interest reserves of $56,000 at December 31, 2014.

At September 30, 2015, the Bank had no loans on non-accrual status with available interest reserves.  At September 30, 2015, $30.1 million of non-accrual non-residential construction loans, $0.5 million of non-accrual residential construction loans, and no non-accrual land loans had been originated with pre-established interest reserves.  At December 31, 2014, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2014, $0.5 million of non-accrual residential construction loans, $19.5 million of non-accrual non-residential construction loans, and no non-accrual land loans had been originated with pre-established interest reserves.   While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the predominantly Asian areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; Las Vegas, Nevada, and Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of September 30, 2015, or as of December 31, 2014.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-nine months. Total loans for construction, land development, and other land represented 35% of the Bank’s total risk-based capital as of September 30, 2015, and 30% as of December 31, 2014. Total CRE loans represented 288% of total risk-based capital as of September 30, 2015, and 256% as of December 31, 2014 and were below the Bank’s internal limit for CRE loans of 300% of total capital at both dates.

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

The allowance for loan losses was $150.1 million and the allowance for off-balance sheet unfunded credit commitments was $1.4 million at September 30, 2015, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded commitments. The $150.1 million allowance for loan losses at September 30, 2015, decreased $11.3 million, or 7.0%, from $161.4 million at December 31, 2014. The allowance for loan losses represented 1.49% of period-end gross loans, and 203.3% of non-performing loans at September 30, 2015. The comparable ratios were 1.81% of period-end gross loans, excluding loans held for sale, and 230.1% of non-performing loans at December 31, 2014. The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Allowance for loan losses
Balance at beginning of period	$153,437	$169,077	$161,420	$173,889
Reversal for credit losses	(1,250)	(5,100)	(8,400)	(8,800)
Transfers to reserve for off-balance sheet
credit commitments	1	(1)	1	(372)
Charge-offs :
Commercial loans	(3,310)	(252)	(6,754)	(7,592)
Construction loans	-	-	-	(1,813)
Real estate loans	(97)	(903)	(3,774)	(3,327)
Total charge-offs	(3,407)	(1,155)	(10,528)	(12,732)
Recoveries:
Commercial loans	606	4,148	3,084	10,852
Construction loans	41	32	163	57
Real estate loans	648	2,197	4,336	6,304
Total recoveries	1,295	6,377	7,583	17,213

Balance at end of period	$150,076	$169,198	$150,076	$169,198

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$1,574	$1,844	$1,949	$1,362
Provision/(reversal) for credit losses/transfers	(153)	-	(528)	482
Balance at end of period	$1,421	$1,844	$1,421	$1,844

Average loans outstanding during period ended	$9,857,196	$8,705,723	$9,426,293	$8,426,225
Total gross loans outstanding, at period-end	$10,039,932	$8,858,254	$10,039,932	$8,858,254
Total non-performing loans, at period-end	$73,814	$65,920	$73,814	$65,920
Ratio of net charge-offs to average loans outstanding during the period	0.09%	-0.24%	0.04%	-0.07%
Provision for credit losses to average loans outstanding during the period	-0.06%	-0.23%	-0.13%	-0.13%
Allowance for credit losses to non-performing loans, at period-end	205.24%	259.47%	205.24%	259.47%

Allowance for credit losses to gross loans, at period-end	1.51%	1.93%	1.51%	1.93%

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	September 30, 2015		December 31, 2014
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	(Dollars in thousands)
Type of Loan:
Commercial loans	$54,877	25.6%	$47,501	27.2%
Residential mortgage loans (1)	12,677	19.5	11,578	19.2
Commercial mortgage loans	56,033	51.0	74,673	50.2
Real estate construction loans	26,466	3.8	27,652	3.2
Installment and other loans	23	0.1	16	0.2
Total	$150,076	100%	$161,420	100%

(1)	Residential mortgage loans includes equity lines.

The allowance allocated to commercial mortgage loans decreased from $74.7 million at December 31, 2014, to $56.0 million at September 30, 2015, which was due primarily to partial charge-offs on two impaired loans against reserves established in prior quarters and the decrease in the amount of loans classified as substandard. The overall allowance for total commercial mortgage loans was 1.1% at September 30, 2015, and 1.7% at December 31, 2014.

The allowance allocated for commercial loans increased $7.4 million, or 15.5%, to $54.9 million at September 30, 2015, compared to $47.5 million at December 31, 2014, primarily due to an allowance allocated against an impaired commercial loan.

Deposits

Total deposits were $10.2 billion at September 30, 2015, an increase of $1.4 billion, or 16.6%, from $8.8 billion at December 31, 2014, primarily due to a $808.7 million, or 18.9%, increase in time deposits, a $313.5 million, or 18.8%, increase in non-interest-bearing demand deposits, a $147.8 million, or 9.6%, increase in money market deposits, a $122.4 million, or 15.7%, increase in NOW deposits, and a $62.7 million, or 11.7%, increase in savings deposits. These figures include total deposits of $420.6 million from Asia Bank. The following table displays the deposit mix as of the dates indicated:

	September 30, 2015	% of Total	December 31, 2014	% of Total
	(Dollars in thousands)
Deposits
Non-interest-bearing demand deposits	$1,978,387	19.3%	$1,664,914	19.0%
NOW deposits	901,084	8.8	778,691	8.9
Money market deposits	1,685,943	16.5	1,538,187	17.5
Savings deposits	596,651	5.8	533,940	6.1
Time deposits	5,076,410	49.6	4,267,728	48.5
Total deposits	$10,238,475	100.0%	$8,783,460	100.0%

Borrowings

Borrowings include federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $400.0 million with a weighted average rate of 3.89% at September 30, 2015, compared to $450.0 million with a weighted average rate of 3.85% at December 31, 2014. In the first nine months of 2014, the Company prepaid securities sold under agreements to repurchase totaling $100.0 million with a weighted average rate of 3.50% and incurred prepayment penalties of $3.4 million compared to no repayments in the first nine months of 2015. As of September 30, 2015, four floating-to-fixed rate agreements totaling $200.0 million with weighted average rate of 5.0% and final maturity in January 2017 have initial floating rates for one year, with floating rates of the three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.89% to 5.07%. As of September 30, 2015, and December 31, 2014, four fixed rate non-callable securities sold under agreements to repurchase totaled $200.0 million with a weighted average rate of 2.78%. Final maturity for the four fixed rate non-callable securities sold under agreements is $50.0 million in August 2016, $50.0 million in July 2017, $50.0 million in June 2018, and $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $439.8 million as of September 30, 2015, and $516.3 million as of December 31, 2014.

Borrowing from the FHLB. As of September 30, 2015, over-night borrowings from the FHLB were zero compared to $400.0 million at a rate of 0.27% at December 31, 2014. As of September 30, 2015, the advances from the FHLB were $75.0 million at a rate of 0.87% compared to $25.0 million at a rate of 1.13% at December 31, 2014. As of September 30, 2015, FHLB advances of $50.0 million will mature in January 2017 and $25 million will mature in March 2018.

Long-term Debt

Long-term debt was $119.1 million at September 30, 2015, compared to $119.1 million at December 31, 2014. Long-term debt is comprised of Junior Subordinated Notes, which qualify as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of September 30, 2015. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)

Contractual obligations:
Deposits with stated maturity dates	$3,787,425	$1,231,496	$57,478	$11	$5,076,410
Securities sold under agreements to repurchase (1)	-	200,000	-	-	200,000
Securities sold under agreements to repurchase (2)	50,000	150,000	-	-	200,000
Advances from the Federal Home Loan Bank	-	75,000	-	-	75,000
Other borrowings	-	-	-	18,721	18,721
Long-term debt	-	-	-	119,136	119,136
Operating leases	7,585	11,502	5,596	5,215	29,898
Total contractual obligations and other commitments	$3,845,010	$1,667,998	$63,074	$143,083	$5,719,165
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

Capital Resources

Total equity was $1.73 billion at September 30, 2015, an increase of $129.2 million, or 8.1%, from $1.60 billion at December 31, 2014, primarily due to increases in net income of $119.7 million and equity consideration for the aquisition of Asia Bancshares of $82.8 million offset by repurchases of common stock of $50.7 million and common stock cash dividends of $30.7 million. Under the terms of the aquisition of Asia Bancshares, which was completed on July 31, 2015, we issued 2.58 million shares of our common stock and paid $57.0 million in cash for all of the issued and outstanding stock of Asia Bancshares.

The following table summarizes changes in total equity for the nine months ended September 30, 2015:

September 30, 2015
(In thousands)
Net income	$119,663
Stock issued to directors	495
Stock options and warrant exercised	3,442
Proceeds from shares issued through the Dividend Reinvestment Plan	3,627
Shares withheld related to net share settlement of RSUs	(204)
Net tax short-fall from stock-based compensation expense	(5,602)
Share-based compensation	3,428
Other comprehensive income	2,972
Equity consideration for aquisition	82,769
Purchase of treasury stock	(50,701)
Cash dividends paid to common stockholders	(30,690)
Net increase in total equity	$129,199

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements under Basel III rules that became effective January 1, 2015, with transitional provisions as of September 30, 2015. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a common equity tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%.

The following table presents Bancorp’s and the Bank’s capital and leverage ratios as of September 30, 2015, and December 31, 2014:

	Cathay General Bancorp				Cathay Bank
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Common equtiy Tier 1 capital ( to risk-weighted assets)	$1,360,799	12.89	n/a	n/a	$1,426,899	13.55	n/a	n/a
Common equtiy Tier 1 capital minimum requirement	66,430	4.50	n/a	n/a	64,210	4.50	n/a	n/a
Excess	$1,294,369	8.39	n/a	n/a	$1,362,689	9.05	n/a	n/a

Tier 1 capital (to risk-weighted assets)	$1,476,232	13.98	$1,406,511	14.96	$1,426,899	13.55	$1,353,481	14.42
Tier 1 capital minimum requirement	88,574	6.00	56,260	4.00	85,614	6.00	54,139	4.00
Excess	$1,387,658	7.98	$1,350,251	10.96	$1,341,285	7.55	$1,299,342	10.42

Total capital (to risk-weighted assets)	$1,610,571	15.25	$1,524,702	16.22	$1,558,817	14.80	$1,471,337	15.68
Total capital minimum requirement	118,099	8.00	112,521	8.00	114,152	8.00	108,278	8.00
Excess	$1,492,472	7.25	$1,412,181	8.22	$1,444,665	6.80	$1,363,059	7.68

Tier 1 capital (to average assets) – Leverage ratio	$1,476,232	12.24	$1,406,511	12.99	$1,426,899	11.86	$1,353,481	12.52
Minimum leverage requirement	482,502	4.00	433,121	4.00	481,420	4.00	432,350	4.00
Excess	$993,730	8.24	$973,390	8.99	$945,479	7.86	$921,131	8.52

Risk-weighted assets	$10,559,331		$9,401,803		$10,533,802		$9,382,961
Total average assets (1)	$12,062,540		$10,828,015		$12,035,512		$10,808,747

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

The following are among the new requirements that are being phased in beginning January 1, 2015:

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

•

A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios that will be phased in from 2016 to 2019 and must be met to avoid limitations in the ability of the Company to pay dividends, repurchase shares, or pay discretionary bonuses.

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

The Company declared a cash dividend of $.14 per share on 82,284,416 shares outstanding on September 1, 2015, for distribution to holders of our common stock on September 11, 2015, $.14 per share on 79,914,209 shares outstanding on June 2, 2015, for distribution to holders of our common stock on June 12, 2015, and $.10 per share on 79,823,624 shares outstanding on March 2, 2015, for distribution to holders of our common stock on March 12, 2015. Total cash dividends of $30.7 million were paid during the first nine months of 2015.

Country Risk Exposures

The Company’s total assets were $12.7 billion and total foreign country risk net exposures were $694.7 million at September 30, 2015. Total foreign country risk net exposures at September 30, 2015, were comprised primarily of $330.6 million from Hong Kong, $104.8 million from China, $77.5 million from England, $48.9 million from Switzerland, $30.0 million from Australia, $28.7 million from Germany, $23.7 million from France, $20.0 million from Philippines, $15.2 million from Taiwan, $6.6 million from Singapore, $4.5 million from Canada, and $2.0 million from Macau. Risk is determined based on location of the borrowers, issuers, and counterparties.

All foreign country risk net exposures were to non-sovereign counterparties except $31.6 million due from the Hong Kong Monetary Authority at September 30, 2015.

Unfunded loans to foreign entities exposures were $0.7 million to a borrower of Taiwan residence at September 30, 2015.

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

In May 2014, Bancorp entered into five interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, with the quarterly interest payments throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 0.33%. As of September 30, 2015, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $4.2 million, net of taxes, was included in other comprehensive income. The amount of periodic net settlement of interest rate swaps included in interest expense was $706,000 for the three months ended September 30, 2015 compared to $723,000 for the same quarter a year ago. For the nine months ended September 30, 2015, the periodic net settlement of interest rate swaps included in interest expense was $2.1 million compared to $824,000 for the same period in 2014.

In 2014 and 2015, the Bank entered into interest rate swap contracts in the notional amount of $342.8 million for various terms from four to eight years. These interest rate swap contracts are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.69% and receives a variable rate at the one month LIBOR rate plus a weighted average spread of 321 basis points, or at a weighted average rate of 3.41%. As of September 30, 2015, the notional amount of fair value interest rate swaps was $338.1 million and their unrealized loss of $3.7 million was included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $831,000 for the three months ended September 30, 2015, compared to $580,000 for the same quarter a year ago. The amount of periodic net settlement of interest rate swaps reducing interest income was $2.2 million for the nine months ended September 30, 2015 compared to $606,000 for the same period a year ago. As of September 30, 2015, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $10.6 million as of September 30, 2015.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At September 30, 2015, spot, forward, and swap contracts in the total notional amount of $129.7 million had a positive fair value of $3.4 million. Spot, forward, and swap contracts in the total notional amount of $144.7 million had a negative fair value of $4.9 million at September 30, 2015. At December 31, 2014, spot, forward, and swap contracts in the total notional amount of $167.0 million had a positive fair value of $1.9 million. Spot, forward, and swap contracts in the total notional amount of $178.9 million had a negative fair value of $5.0 million at December 31, 2014.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. For September 2015, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 14.2% compared to a daily liquidity ratio of 14.9% as of December 31, 2014.

The Bank is a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of September 30, 2015, the Bank had an approved credit line with the FHLB totaling $4.4 billion. Advances from the FHLB were $75 million and standby letter of credits issued by FHLB on the Company’s behalf were $165.0 million at September 30, 2015. The Bank expects to be able to access this source of funding, if required, in the near term. The Bank has pledged a portion of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program to secure these borrowings. At September 30, 2015, the borrowing capacity under the Borrower-in-Custody program was $100.1 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. At September 30, 2015, investment securities totaled $1.38 billion, with $457.0 million pledged as collateral for borrowings and other commitments. The remaining $923.8 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 74.6% of the Company’s time deposits mature within one year or less as of September 30, 2015. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical run-off experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $30.0 million in 2014. The Bank paid dividends to Bancorp totaling $135.3 million in the first nine months of 2015.

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

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of September 30, 2015:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	12.3	2.2
+100	5.5	1.0
-100	-1.2	0.8
-200	-1.5	4.2

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the third fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2015 - July 31, 2015)	0	$0	0	622,500
Month #2 (August 1, 2015 - August 31, 2015)	622,500	$29.08	622,500	2,000,000
Month #3 (September 1, 2015 - September 30, 2015)	1,084,750	$30.05	1,084,750	915,250
Total	1,707,250	$29.70	1,707,250	915,250

(1)	On August 31, 2015, the Company’s Board of Directors announced a repurchase program authorizing the repurchase of up to 2.0 million shares of its common stock.

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

Date: November 5, 2015
/s/ Dunson K. Cheng
Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: November 5, 2015
/s/ Heng W. Cheng
Heng W. Chen Executive Vice President and Chief Financial Officer