Form 10-K
period 2015-12-31
CATHAY GENERAL BANCORP
filed 2016-02-29
CIK 861842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015) was $2,403,753,285. This value is estimated solely for the purposes of this cover page. The market value of shares held by registrant’s directors, executive officers, and Employee Stock Ownership Plan have been excluded because they may be considered to be affiliates of the registrant.

As of February 16, 2016, there were 79,595,563 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

•

Portions of Registrant’s definitive proxy statement relating to Registrant’s 2016 Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2015, are incorporated by reference into Part III.

 CATHAY GENERAL BANCORP

2015 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1.       Business.

Business of Bancorp

Overview

Cathay General Bancorp is a corporation that was organized in 1990 under the laws of the State of Delaware. We are the holding company of Cathay Bank, a California state-chartered commercial bank (“Cathay Bank” or the “Bank”), seven limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, GBC Venture Capital, Inc, and Asia Realty Corp. We also own 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. In the future, we may become an operating company or acquire savings institutions, other banks, or companies engaged in bank-related activities and may engage in such other activities or acquire such other businesses as may be permitted by applicable law. Our principal place of business is currently located at 777 North Broadway, Los Angeles, California 90012, and our telephone number at that location is (213) 625-4700. In addition, certain of our administrative offices are located in El Monte, California, and our address there is 9650 Flair Drive, El Monte, California 91731. Our common stock is traded on the NASDAQ Global Select Market and our trading symbol is “CATY”.

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

Asia Realty Corp. Asia Realty Corp. was incorporated in January 2013 for the purpose of holding other real estate owned and became a subsidiary of the Bancorp as a result of the acquisition of Asia Bancshares. Asia Realty Corp. owned one foreclosed property with a carrying value of $3.0 million at December 31, 2015

Competition

Our primary business is to act as the holding company for the Bank. Accordingly, we face the same competitive pressures as those expected by the Bank. For a discussion of those risks, see “Business of the Bank — Competition” below under this Item 1.

Employees

Due to the limited nature of the Bancorp’s activities as a bank holding company, the Bancorp currently does not employ any persons other than the Bancorp’s management, which includes the Chief Executive Officer and President, the Chief Financial Officer, Executive Vice Presidents, the Secretary and General Counsel, and the Assistant Secretary. See also “Business of the Bank — Employees” below under this Item 1.

Business of the Bank

General

Cathay Bank was incorporated under the laws of the State of California on August 22, 1961, is licensed by the California Department of Business Oversight (“DBO”) (previously known as the California Department of Financial Institutions or California State Banking Department), and commenced operations as a California state-chartered bank on April 19, 1962. Cathay Bank is an insured bank under the Federal Deposit Insurance Act by the FDIC, but it is not a member of the Federal Reserve.

The Bank’s head office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. In addition, as of December 31, 2015, the Bank had branch offices in Southern California (21 branches), Northern California (12 branches), New York (12 branches), Illinois (three branches), Washington (three branches), Texas (two branches), Maryland (one branch), Massachusetts (one branch), Nevada (one branch), New Jersey (one branch), and Hong Kong (one branch) and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the FDIC. Each branch has loan approval rights subject to the branch manager’s authorized lending limits. Current activities of the Shanghai and Taipei representative offices are limited to coordinating the transportation of documents to the Bank’s head office and performing liaison services.

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

Loans

The Bank’s Board of Directors and senior management establish, review, and modify the Bank’s lending policies. These policies include (as applicable) an evaluation of a potential borrower’s financial condition, ability to repay the loan, character, secondary repayment sources (such as guaranties), quality and availability of collateral, capital, leverage capacity and regulatory guidelines, market conditions for the borrower’s business or project, and prevailing economic trends and conditions. Loan originations are obtained through a variety of sources, including existing customers, walk-in customers, referrals from brokers or existing customers, and advertising. While loan applications are accepted at all branches, the Bank’s centralized document department supervises the application process including documentation of loans, review of appraisals, and credit reports.

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

Deposits

The Bank offers a variety of deposit products in order to meet its customers’ needs. As of December 31, 2015, the Bank offered passbook accounts, checking accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, college certificates of deposit, and public funds deposits. These products are priced in order to promote growth of deposits.

The Bank’s deposits are generally obtained from residents within its geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. From time to time, the Bank may offer special deposit promotions. Information concerning types of deposit accounts, average deposits and rates, and maturity of time deposits is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 9 to the Consolidated Financial Statements.

Borrowings

Borrowings from time to time include securities sold under agreements to repurchase, the purchase of federal funds, funds obtained as advances from the FHLB, borrowing from other financial institutions, and the issuance of Junior Subordinated Notes. Information concerning the types, amounts, and maturity of borrowings is included in in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 10 and Note 11 to the Consolidated Financial Statements.

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

Cathay Holdings LLC (“CHLLC”) was incorporated in December 2007, Cathay Holdings 2 LLC (“CHLLC2”) was incorporated in January 2008, and Cathay Holdings 3 LLC (“CHLLC3”) was incorporated in December 2008. They are wholly-owned subsidiaries of the Bank. The purpose of these subsidiaries is to hold other real estate owned in the state of Texas that was transferred from the Bank. As of December 31, 2015, CHLLC owned a property with a carrying value of $526,000. CHLLC2 and CHLLC3 did not own property at December 31, 2015.

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

Employees

As of December 31, 2015, the Bank and its subsidiaries employed approximately 1,122 persons, including 533 banking officers. None of the employees are represented by a union. We believe that our employer-employee relations are good.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act financial reform legislation significantly revised and expanded the rulemaking, supervisory and enforcement authority of the federal bank regulatory agencies. The numerous rules and regulations promulgated pursuant to the Dodd-Frank Act have significantly impacted our operations and compliance costs. Various provisions of the Dodd-Frank Act are now effective and have been fully implemented, including the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching; and required disclosure and shareholder advisory votes on executive compensation. Implementation in 2015 of additional Dodd-Frank Act regulatory provisions included aspects of (i) the final new capital rules, and (ii) the so called “Volcker Rule” restrictions on certain proprietary trading and investment activities.

Capital Adequacy Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations (See “Prompt Corrective Action Provisions” below), involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. The risk-based capital guidelines for bank holding companies and banks require capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. Under Basel III rules that became effective January 1, 2015 discussed under “New Capital Rules” below, there are four fundamental capital ratios: (i) a common equity Tier 1capital ratio, (ii) a total risk-based capital ratio, (iii) a Tier 1 risk-based capital ratio and (iv) a Tier 1 leverage ratio. To be deemed “well capitalized” a bank holding company or bank must have (i) a common equity Tier 1 capital ratio equal to or greater than 6.5%, (ii) a Tier 1 risk-based capital ratio equal to or greater than 8.0%, (iii) a total risk-based capital ratio equal to or greater than 10.0%, and (iv) a Tier 1 leverage capital ratio equal to or greater than 5.0%. At December 31, 2015, (i) the Bancorp’s and the Bank’s common equity Tier 1 capital ratios were 12.95% and 13.54%, respectively; (ii) their total risk-based capital ratios were, respectively, 15.30% and 14.79%; (iii) their Tier 1 risk-based capital ratios were, respectively, 14.03% and 13.54%; and (iv) their leverage capital ratios were, respectively, 11.95% and 11.53%, all of which ratios exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes. The federal banking agencies may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed “well-capitalized.”

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

New Capital Rules

The federal bank regulatory agencies adopted final regulations in July 2013, which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of the Dodd-Frank Act and to implement Basel III international agreements reached by the Basel Committee. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, most will apply on a phased in basis to all banking organizations, including the Bancorp and the Bank. The new capital rules took effect on January 1, 2015, but many elements are being phased-in. To the extent that the new capital rules are not fully phased-in, the prior capital rules continue to apply.

The following are among the new requirements that are effective or being phased-in beginning January 1, 2015:

•	An increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets.

•	A new category and a required 4.50% of risk-weighted assets ratio is established for “common equity Tier 1” as a subset of Tier 1 capital limited to common equity.

•	A minimum non-risk-based leverage ratio is set at 4.00% eliminating a 3.00% exception for higher rated banks.

•

Changes in the permitted composition of Tier 1 capital to exclude trust preferred securities (other than certain grandfathered trust preferred securities), mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities.

•

A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 and must be met to avoid limitations in the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

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

Without taking into account the capital conservation buffer, the new capital rules require the following minimum ratios: (i) a Tier 1 leverage ratio of 4.0%; (ii) a common equity Tier 1 risk-based capital ratio of 4.5%, (iii) a Tier 1 risk-based capital ratio of 6%, and (iv) a total risk-based capital ratio of 8.0%. To be considered “well capitalized,” a bank holding company or bank would be required to have the following minimum ratios: (i) a Tier 1 leverage ratio of 5.0%; (ii) a common equity Tier 1 risk-based capital ratio of 6.5%, (iii) a Tier 1 risk-based capital ratio of 8.0%, and (iv) a total risk-based capital ratio of 10.0%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets, increasing each year until fully implemented in January 2019 at 2.50% of risk-weighted assets.

While the new capital rules set higher regulatory capital standards for the Bancorp and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the new capital rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Bancorp’s net income and return on equity, restrict the ability of the Bank and/or the Bancorp to pay dividends or executive bonuses and require the raising of additional capital.

As of December 31, 2015, the Bancorp and the Bank met all applicable capital requirements under the new capital rules on a fully phased-in basis if such requirements were currently in effect.

Liquidity Requirements

In response to the endemic liquidity problems that accompanied the 2008 financial crisis and as part of the Basel III initiative, the federal regulatory agencies promulgated regulations in 2014 requiring the largest financial institutions to maintain an amount of high-quality liquid assets at least equal to those institutions’ estimated net cash outflows over a 30-day stressed liquidity period. This ratio is referred to as the “liquidity coverage ratio” or “LCR.” The LCR requirement generally applies only to banking organizations with $250 billion or more in assets (or total consolidated on-balance sheet foreign exposure of $10 billion or more), and any subsidiary depository institution of such an organization with $10 billion or more in consolidated assets. In addition, pursuant to the authority granted to federal regulators under the Dodd- Frank Act to require enhanced prudential standards from banking organizations, bank holding companies with $50 billion or more in consolidated assets are subject to specific liquidity risk management requirements and liquidity stress testing and buffer requirements. Although smaller banking organizations, such as the Bancorp, are not subject to such specific liquidity requirements, appropriate liquidity management (including liquidity stress testing) has become an increasingly important focus of prudential regulation of smaller institutions by federal and state bank regulators. This emphasis had led many financial institutions to hold a higher percentage of lower-yielding, short term assets than they may have held in past years.

Final Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities, including the Company and the Bank and its subsidiaries, will be restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” Bank holding companies and banks were generally required to conform their activities to the Volcker rule on or before July 21, 2015 although certain provisions are subject to delayed effectiveness under rules promulgated by the Federal Reserve.

Except for divesting some investments aggregating less than $5 million as of December 31, 2015, we believe that the new rules will not require any material changes in our operations or business or security holdings.

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

The CFPB has enforcement authority over unfair, deceptive or abusive act and practices (“UDAAP”). UDAAP is considered one of the most far reaching new enforcement tools at the disposal of the CFPB and covers all consumer and small business financial products or services such as deposit and lending products or services such as overdraft programs and third-party payroll card vendors. It is a wide-ranging regulatory net that potentially picks up the gaps not included in other consumer laws, rules and regulations. Violations of UDAAP can be found in many areas and can include advertising and marketing materials, the order of processing and paying items in a checking account or the design of client overdraft programs. The scope of coverage includes not only direct interactions with clients and prospects but also actions by third-party service providers. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.

Additionally, in 2014, the CFPB adopted revisions to Regulation Z, which implement the Truth in Lending Act, pursuant to the Dodd-Frank Act, and apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans). The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer's ability to repay and establish certain protections from liability under this requirement for “qualified mortgages” meeting certain standards. In particular, it will prevent banks from making “no doc” and “low doc” home loans, as the rules require that banks determine a consumer’s ability to pay based in part on verified and documented information. We do originate certain “low doc” loans that meet specific underwriting criteria.  Given the small volume of such loans, we do not believe that this regulation will have a significant impact on our operations.

Enhanced Prudential Standards

Pursuant to Federal Reserve Board regulations promulgated under authority of the Dodd-Frank Act, as a publicly traded bank holding company with $10 billion or more (but less than $50 billion) in assets, we are required and have established and maintained a risk committee responsible for enterprise-wide risk management practices, comprised of an independent chairman and at least one risk management expert. Additional stress testing is required for banking organizations having $50 billion or more of assets. The risk committee approves and periodically reviews the risk-management policies of the bank holding company’s global operations and oversees the operations of its risk-management framework. The bank holding company’s risk-management framework must be commensurate with its structure, risk profile, complexity, activities and size. At a minimum, the framework must include policies and procedures establishing risk-management governance and providing for adequate risk-control infrastructure for the bank holding company’s operations. In addition, the framework must include processes and systems to monitor compliance with the foregoing policies and procedures, including processes and systems designed to identify and report risk-management risks and deficiencies; ensure effective implementation of actions to address emerging risks and risk-management deficiencies; designate managerial and staff responsibility for risk management; ensure the independence of the risk-management function; and integrate risk-management and associated controls with management goals and the management compensation structure.

As a bank holding company with more than $10 billion in assets, we are also required under the Dodd-Frank Act to conduct annual stress tests using various scenarios established by the Federal Reserve, including a baseline, adverse and severely adverse economic conditions (known as “Dodd Frank Act Stress Tests” or “DFAST”). The stress tests are designed to determine whether our capital planning, assessment of capital adequacy and risk management practices adequately protect the Bancorp and its affiliates in the event of an economic downturn. The Bancorp must establish adequate internal controls, documentation, policies and procedures to ensure the annual stress adequately meets these objectives. The Board of Directors must review our policies and procedures at least annually. We are required to report the results of our annual stress tests to the Federal Reserve, and we are required to consider the results of our stress tests as part of our capital planning and risk management practices.

Interchange Fees

Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions.

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Under the final rules, the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. The Federal Reserve also adopted a rule to allow a debit card issuer to recover 1 cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

On July 31, 2013, the U.S. District Court for the District of Columbia found the interchange fee cap and the exclusivity provision adopted by the Federal Reserve to be invalid. The U.S. Court of Appeals for the District of Columbia, or D.C. Circuit, reversed this decision on March 21, 2014, generally upholding the Federal Reserve’s interpretation of the Durbin Amendment and the Federal Reserve’s rules implementing it. On August 18, 2014, the plaintiffs in this litigation filed a petition for a writ of certiorari asking the U.S. Supreme Court to review the D.C. Circuit’s decision with respect to the interchange fee cap. The petition was denied on January 23, 2015. With the U.S. Supreme Court's denial of certiorari, the U.S. Court of Appeals decision will stand. We continue to monitor developments in the litigation surrounding these rules.

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

The wide range of requirements and restrictions contained in both federal and state banking laws include:

●	Requirements that bank holding companies and banks file periodic reports.

●	Requirements that bank holding companies and banks meet or exceed minimum capital requirements (see “Capital Adequacy Requirements” above).

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

●

Compliance with the Bank Secrecy Act, the USA Patriot Act, and other anti-money laundering laws. These laws and regulations require financial institutions to assist U.S. government agencies in detecting and preventing money laundering and other illegal acts by maintaining policies, procedures and controls designed to detect and report money laundering, terrorist financing, and other suspicious activity. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

●

Compliance with the regulations of the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). OFAC administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. We and our bank are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

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

●

Compliance with provisions of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) and other federal and state laws dealing with privacy for nonpublic personal information of customers. The federal bank regulators have adopted rules limiting the ability of banks and other financial institutions to disclose non-public information about consumers to unaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to an unaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Under Section 1280 et seq. of the California Financial Code, California-based bank holding companies and their subsidiaries are subject to examination and supervision by, and may be required to file reports with, the DBO. DBO approvals are also required for bank holding companies to acquire control of banks.

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

The Bank operates branches and/or loan production offices in California, New York, Illinois, Massachusetts, Texas, Washington, Nevada, Maryland, and New Jersey. While the DBO remains the Bank’s primary state regulator, the Bank’s operations in these jurisdictions are subject to examination and supervision by local bank regulators, and transactions with customers in those jurisdictions are subject to local laws, including consumer protection laws. The Bank also operates a branch in Hong Kong and a representative office in Taipei and in Shanghai. The operations of these foreign offices and branches (and limits on the scope of their activities) are subject to local law and regulatory authorities in addition to regulation and supervision by the DBO and the Federal Reserve.

Enforcement Authority

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest-rate exposure; (v) asset growth and asset quality; (vi) loan concentration; and (vii) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DBO or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DBO and the FDIC have residual authority to:

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

●

Issue, or require the Bank to enter into, informal or formal enforcement actions, including required Board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

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

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits of $250,000 for each depositor pursuant to the Dodd-Frank Act. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. As an institution with $10 billion or more in assets, the FDIC uses a performance score and a loss-severity score to calculate an initial assessment rate for the Bank. In calculating these scores, the FDIC uses the Bank’s capital level and regulatory supervisory ratings and certain financial measures to assess the Bank’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.

All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO"), an agency of the federal government established to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017 through 2019.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% (formerly 1.15%) by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank requires the FDIC to offset the effect of the increase in the statutory minimum DRR to 1.35% on institutions with assets less than $10 billion. The FDIC has not yet announced how it will implement this offset or how larger institutions will be affected by it.

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

Under the FDI Act, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

The power of the board of directors of the Bank to declare cash dividends to the Bancorp is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to stockholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DBO, in an amount not exceeding the greatest of (i) retained earnings of the Bank; (ii) the net income of the Bank for its last fiscal year; or (iii) the net income of the Bank for its current fiscal year. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors.

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal and state anti-money laundering and consumer protection statutes and implementing regulations, including the USA Patriot Act, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the California Homeowner Bill of Rights and various federal and state privacy protection laws. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising, and unfair competition.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the board of directors of the individual FHLB. Each member of the FHLB of San Francisco is required to own stock in an amount equal to the greater of (i) a membership stock requirement with an initial cap of $15 million (100% of “membership asset value” as defined), or (ii) an activity based stock requirement (based on a percentage of outstanding advances). There can be no assurance that the FHLB will pay dividends at the same rate it has paid in the past, or that it will pay any dividends in the future.

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

Securities and Corporate Governance

The Bancorp is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Global Select Market, the Company is subject to NASDAQ listing standards for listed companies. The Bancorp is also subject to the Sarbanes-Oxley Act of 2002, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, required executive certification of financial presentations, corporate governance requirements for board audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow stockholders and investors to more easily and efficiently monitor the performance of companies and their directors. Under the Sarbanes-Oxley Act, management and the Bancorp’s independent registered public accounting firm are required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2015. These assessments are included in Part II — Item 9A — “Controls and Procedures.”

Federal Banking Agency Compensation Guidelines

Guidelines adopted by the federal banking agencies pursuant to the FDI Act prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In June 2010, the federal banking agencies issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.

In addition, the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting certain incentive-based payment arrangements. These regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized.

The scope, content and application of the U.S. banking regulators’ policies on incentive compensation continue to evolve. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of the Bancorp and the Bank to hire, retain and motivate key employees.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Our financial performance generally, and the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of the collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. Although the U.S. economy has recently showed signs of improvement following a prolonged economic recession, consumer spending and gross domestic product growth have been less robust than expected. Since the recession, economic growth has been slow and uneven, business growth across a wide range of industries and regions in the United States remains reduced, local governments and many businesses continue to experience financial difficulty and there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. Recovery by many businesses has been impaired by lower consumer spending. More recently, the volatility in the stock exchanges and real estate markets in the U.S. and abroad may negatively impact asset values and the profitability and liquidity of our customers, potentially increasing the risk of borrower defaults. Oil prices also have declined significantly, with the price of oil decreasing to below $30 per barrel, from a high of $110 per barrel in 2011. In addition, concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, particularly the economies of China and Taiwan, can impact the economy and financial markets here in the United States. Concerns about the economy have also resulted in decreased lending by financial institutions to their customers and to each other. These economic pressures on consumers and businesses may continue to adversely affect our business, financial condition, results of operations and stock price. In particular, we may face the following risks in connection with these events:

●

Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio.

●

Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. Such conditions could have a material adverse effect on the credit quality of our loans or our business, financial condition or results of operations.

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

●	The value of the portfolio of investment securities that we hold may be adversely affected by increasing interest rates and defaults by debtors.

Our banking operations are concentrated primarily in California, and secondarily in New York, Texas, Massachusetts, Washington, Illinois, New Jersey, Maryland, Nevada, and Hong Kong. The economic conditions in these local markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole. Adverse economic conditions in these regions in particular could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, decrease demand for our loans and other services and erode the value of loan collateral. These conditions include the effects of the general decline in real estate sales and prices in many markets across the United States; declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; state or local government insolvency; or a combination of these or other factors. These conditions could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us, if at all, and could also cause a decline in demand for our products and services, or a lack of growth or a decrease in deposits, any of which may cause us to incur losses, adversely affect our capital, and hurt our business.

We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.

At December 31, 2015, our allowance for loan losses totaled $139.0 million and we had net charge-offs of $11.1 million for 2015. Although economic conditions in the real estate market in portions of Los Angeles, San Diego, Riverside, and San Bernardino counties and the Central Valley of California where many of our commercial real estate and construction loan customers are based, have improved, the economic recovery in these areas of California is uneven and in some areas rather slow, with relatively high and persistent unemployment. Moreover, rising interest rates may adversely affect real estate sales. As of December 31, 2015, we had approximately $5.7 billion in commercial real estate and construction loans. Any deterioration in the real estate market generally and in the commercial real estate and residential building segments in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income, and capital.

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

Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation. The Dodd-Frank Act provided for sweeping regulatory changes and the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment; the requirement that bank holding companies serve as a source of financial strength for their depository institution subsidiaries; enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks; additional corporate governance and executive compensation requirements; enhanced financial institution safety and soundness regulations; revisions in FDIC insurance assessment fees; the implementation of the qualified mortgage and ability-to-repay rules for mortgage loans; and the establishment of new regulatory bodies, such as the CFPB and the Financial Services Oversight Counsel, to identify emerging systemic risks and improve interagency cooperation. In addition, we are required to conduct stress testing based on certain macroeconomic scenarios to reflect the impact on our income, revenues, balance sheets, and capital levels, the results of which could require us to take certain actions, including being required to raise additional capital. Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under the Dodd-Frank Act, may adversely impact our profitability, make it more difficult to attract and retain key executives and other personnel, may have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock, and may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and related regulations.

We are subject to stringent capital requirements, including those required by Basel III.

        The U.S. federal bank regulators have jointly adopted new capital requirements on banks and bank holding companies as required by the Dodd-Frank Act, which became effective on January 1, 2015, incorporate the elements of Basel Committee’s Basel III accords and have the effect of raising our capital requirements and imposing new capital requirements beyond those previously required.  Increased regulatory capital requirements (and the associated compliance costs) whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may require us to raise additional capital, or impact our ability to pay dividends or pay compensation to our executives, which could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock.  If we do not meet minimum capital requirements, we will be subject to prompt corrective action by federal bank regulatory agencies. Prompt corrective action can include progressively more restrictive constraints on operations, management and capital distributions. For additional discussion regarding our capital requirements, please see “Item 1. Business – Regulation and Supervision – Capital Adequacy Requirements” above.

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

Liquidity is essential to our business. An inability to raise funds through deposits, FHLB advances and other borrowings, the sale of loans, and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

Based on past experience, we believe that our deposit accounts are relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

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

Generally, the interest rates on our interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent, or on the same basis. Even assets and liabilities with similar maturities or periods of re-pricing may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. Certain assets, such as fixed and adjustable rate mortgage loans, have features that limit changes in interest rates on a short-term basis and over the life of the asset. Therefore, as interest rates begin to increase, if our floating rate interest-earning assets do not reprice faster than our interest-bearing liabilities in a rising rate environment, our net interest income and, in turn, our profitability, could be adversely affected.

We seek to minimize the adverse effects of changes in interest rates by structuring our asset-liability composition to obtain the maximum spread. We use interest rate sensitivity analysis and a simulation model to assist us in estimating the optimal asset-liability composition. However, such management tools have inherent limitations that impair their effectiveness. Moreover, the long-term effects of the Federal Reserve’s unprecedented quantitative easing and tapering of it is unknown and, while interest rates have begun to increase, they remain at historically low levels and are not expected to increase significantly in the near future. There can be no assurance that we will be successful in minimizing the adverse effects of changes in interest rates.

We have engaged in expansion through acquisitions and may consider additional acquisitions in the future, which could negatively affect our business and earnings.

We have engaged in expansion through acquisitions and may consider other acquisitions in the future. There are risks associated with any such expansion. These risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, encountering greater than anticipated costs in integrating acquired businesses, facing resistance from customers or employees, and being unable to profitably deploy assets acquired in the transaction. Additional country- and region-specific risks are associated with transactions outside the United States, including in China. To the extent we issue capital stock in connection with additional transactions, if any, these transactions and related stock issuances may have a dilutive effect on earnings per share and share ownership.

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

We primarily operate in California markets with a concentration of Chinese-American individuals and businesses; however, one of our strategies is to expand beyond California into other domestic markets that have concentrations of Chinese-American individuals and businesses. We currently have operations in eight other states (New York, Texas, Washington, Massachusetts, Illinois, New Jersey, Maryland, and Nevada) and in Hong Kong. In the course of this expansion, we will encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased expenses and operational difficulties arising from, among other things, our ability to attract sufficient business in new markets, to manage operations in noncontiguous market areas, to comply with all of the various local laws and regulations, and to anticipate events or differences in markets in which we have no current experience.

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

The downturn in the real estate markets in recent years hurt our business because many of our loans are secured by real estate. The real estate collateral securing our borrowers’ obligations is principally located in California, and to a lesser extent, in New York, Texas, Massachusetts, Washington, Illinois, New Jersey, Maryland, and Nevada. The value of such collateral depends upon conditions in the relevant real estate markets. These include general or local economic conditions and neighborhood characteristics, unemployment rates, real estate tax rates, the cost of operating the properties, governmental regulations and fiscal policies, acts of nature including earthquakes, floods, and hurricanes (which may result in uninsured losses), and other factors beyond our control. The direction of real estate sales and prices in many markets across the United States is not currently predictable and reductions in the value of our real estate collateral could cause us to have to foreclose on the real estate. If we are not able to realize a satisfactory amount upon foreclosure sales, we may have to own the properties, subjecting us to exposure to the risks and expenses associated with ownership. Continued declines in real estate sales and prices coupled with any weakness in the economy and continued high unemployment will result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or a lack of growth or a decrease in deposits, which may cause us to incur losses, adversely affect our capital, and hurt our business.

The risks inherent in construction lending may continue to affect adversely our results of operations. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing; market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risk because they have no operating history. In these loans, loan funds are advanced upon the security of the project under construction (which is of uncertain value prior to completion of construction) and the estimated operating cash flow to be generated by the completed project. There is no assurance that such properties will be sold or leased so as to generate the cash flow anticipated by the borrower. A general decline in real estate sales and prices across the United States or locally in the relevant real estate market, a decline in demand for residential real estate, economic weakness, high rates of unemployment, and reduced availability of mortgage credit, are some of the factors that can adversely affect the borrowers’ ability to repay their obligations to us and the value of our security interest in collateral, and thereby adversely affect our results of operations and financial results.

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

Our compensation practices are subject to review and oversight by the FDIC, the DBO, the Federal Reserve and other regulators. We may be subject to limitations on compensation practices, which may or may not affect our competitors, by the FDIC, the DBO, the Federal Reserve or other regulators. These limitations could further affect our ability to attract and retain our executive officers and other key personnel. In April 2011, the Federal Reserve, other federal banking agencies and the SEC jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more of assets, such as the Bancorp and the Bank. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to successfully compete with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees. If this were to occur, our business, financial condition and results of operations could be adversely affected, perhaps materially.

 Managing reputational risk is important to attracting and maintaining customers, investors, and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, failure to protect confidential client information and questionable, illegal, or fraudulent activities of our customers. We have policies and procedures in place that seek to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors, and employees, costly litigation, a decline in revenues, and increased governmental regulation.

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

A substantial number of our customers have economic and cultural ties to Asia and, as a result, we are likely to feel the effects of adverse economic and political conditions in Asia, including the effects of rising inflation or slowing growth and volatility in the real estate and stock markets in China and other regions. Additionally, we maintain a branch in Hong Kong. U.S. and global economic policies, military tensions, and unfavorable global economic conditions may adversely impact the Asian economies. In addition, pandemics and other public health crises or concerns over the possibility of such crises could create economic and financial disruptions in the region. A significant deterioration of economic conditions in Asia could expose us to, among other things, economic and transfer risk, and we could experience an outflow of deposits by those of our customers with connections to Asia. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with or loans made to such entities. Adverse economic conditions in Asia, and in China or Taiwan in particular, may also negatively impact asset values and the profitability and liquidity of our customers who operate in this region.

Our information systems may experience failures, interruptions, or breaches in security, which could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach or threatened breach of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. In the course of providing financial services, we store personally identifiable data concerning customers and employees of customers. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or breaches of our information systems, there can be no assurance that any such failures, interruptions, or breaches will not occur or, if they do occur, that they will be adequately addressed. Privacy laws and regulations are matters of growing public concern and are continually changing in the states in which we operate.

In recent periods, there has been a rise in electronic fraudulent activity, security breaches, and cyber-attacks within the financial services industry, especially in the banking sector. Some financial institutions have reported breaches of their websites and systems, some of which have involved sophisticated and targeted attacks intended to misappropriate sensitive or confidential information, destroy or corrupt data, disable or degrade service, disrupt operations or sabotage systems. These breaches can remain undetected for an extended period of time. The secure maintenance and transmission of confidential information, as well as the secure execution of transactions over our systems, are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence. Increases in criminal activity levels and sophistication, advances in computer capabilities, and other developments could result in a compromise or breach of the technology, processes, and controls that we use to prevent fraudulent transactions or to protect data about us, our customers, and underlying transactions, as well as the technology used by our customers to access our systems. Cyber security risks may also occur with our third-party service providers, and may interfere with their ability to fulfill their contractual obligations to us, with attendant potential for financial loss or liability that could adversely affect our financial condition or results of operations. These risks will likely continue to increase in the future as we continue to increase our offerings of mobile services and other Internet or web-based products.

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

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and may enable us to reduce costs. Our future success may depend, in part, on our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations. As we continue to offer Internet banking and other online and mobile services to our customers, and continue to expand our existing conventional banking services, we will need to adapt our information technology systems to handle these changes in a way that meets constantly changing industry and regulatory standards. This can be very expensive and may require significant capital expenditures. In addition, our success will depend on, among other things, our ability to provide secure and reliable services, anticipate changes in technology, and efficiently develop and introduce services that are accepted by our customers and cost effective for us to provide. Some of our competitors have substantially greater resources to invest in technological improvements than we currently have. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations, may be adversely affected.

We may incur significant losses as a result of ineffective risk management processes and strategies.

       We are exposed to many types of operational risks, including liquidity risk, credit risk, market risk, interest rate risk, legal and compliance risk, strategic risk, information security risk, and reputational risk. We are also reliant upon our employees, and our operations are subject to the risk of fraud, theft or malfeasance by our employees. We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational and compliance systems, and internal control and management review processes. However, these systems and review processes and the judgments that accompany their application may not be effective and, as a result, we may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes, particularly in the event of the kinds of dislocations in market conditions experienced during the recession, which highlight the limitations inherent in using historical data to manage risk. If those systems and review processes prove to be ineffective in identifying and managing risks, our business, financial condition, results of operations and the value of our common stock could be materially and adversely affected. We may also suffer severe reputational damage.

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

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

●	actual or anticipated quarterly fluctuations in our operating results and financial condition and prospects;

●	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

●	failure to meet analysts’ revenue or earnings estimates;

●	speculation in the press or investment community;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	acquisitions of other banks or financial institutions;

●	actions by institutional stockholders;

●	fluctuations in the stock price and operating results of our competitors;

●	general market conditions and, in particular, developments related to market conditions for the financial services industry;

●	proposed or adopted regulatory changes or developments;

●	anticipated or pending investigations, proceedings, or litigation that involve or affect us;

●	successful management of reputational risk; and

●	domestic and international economic factors, such as interest or foreign exchange rates, stock, commodity, credit, or asset valuations or volatility, unrelated to our performance.

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

The restrictions described above, together with the potentially dilutive impact of the warrant initially issued to the U.S. Treasury in connection with our participation in the TARP Capital Purchase Program and subsequently sold by the U.S. Treasury in a secondary public offering, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future, which could adversely affect the market price of our common stock.

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

Item 1B.    Unresolved Staff Comments.

The Company has not received written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued not less than 180 days before the end of its 2015 fiscal year and that remain unresolved.

Item 2.    Properties.

Cathay General Bancorp

The Bancorp currently neither owns nor leases any real or personal property. The Bancorp uses the premises, equipment, and furniture of the Bank at 777 North Broadway, Los Angeles, California 90012 and at 9650 Flair Drive, El Monte, California 91731, in exchange for payment of a management fee to the Bank.

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

The Bank owns its branch offices in Monterey Park, Alhambra, Westminster, San Gabriel, City of Industry, Cupertino, Artesia, New York City (2 locations), Flushing (3 locations), Chicago, and Rockville in the state of Maryland. In addition, the Bank has certain operating and administrative departments located at 4128 Temple City Boulevard, Rosemead, California, where it owns the building and land with approximately 27,600 square feet of space.

The other branch and representative offices and other properties are leased by the Bank under leases with expiration dates ranging from April 2016 to December 2024, exclusive of renewal options. As of December 31, 2015, the Bank’s investment in premises and equipment totaled $108.9 million, net of accumulated depreciation. See Note 8 and Note 14 to the Consolidated Financial Statements.

Item 3.     Legal Proceedings.

The Company and its subsidiaries and their property are not currently a party or subject to any material pending legal proceeding.

Item 4.     Mine Safety Disclosures.

Not Applicable.

Executive Officers of the Registrant.

The table below sets forth the names, ages, and positions at the Bancorp and the Bank of all executive officers of the Company as of February 16, 2016.

Name	Age	Present Position and Principal Occupation During the Past Five Years

Dunson K. Cheng	71

Chairman of the Board of Directors of Bancorp and the Bank since 1994; Director, President, and Chief Executive Officer of Bancorp since 1990; Director of the Bank since 1982; President of the Bank from 1985 to March 2015.

Pin Tai	62

Director and President of the Bank since April 2015; Chief Lending Officer of the Bank from 2013 to March 2015; Executive Vice President of the Bank from 2006 to 2015; Deputy Chief Lending Officer and General Manager of Eastern Regions of the Bank from 2010 to 2013; General Manager of Eastern Regions of the Bank from 2006 to 2009.

Irwin Wong	67

Chief Operating Officer of the Bank since April 2015; Senior Executive Vice President since 2014, Chief Retail Administration and Regulatory Affairs Officer of the Bank from January 2014 to March 2015; Executive Vice President and Chief Risk Officer of the Bank from 2011 to 2013; Executive Vice President-Branch Administration of the Bank from 1999 to 2011.

Heng W. Chen	63	Executive Vice President, Chief Financial Officer, and Treasurer of Bancorp since 2003; Executive Vice President of the Bank since 2003; Chief Financial Officer of the Bank since 2004.

Donald S. Chow	65

Executive Vice President and Chief Credit Officer of the Bank since 2014; Consultant of the Office of the President from August to December 2013; Executive Vice President and Senior Credit Supervisor of East West Bank from 2009 to 2013; and President of Desert Community Bank, a division of East West Bank, from 2007 to 2009.

Kim R. Bingham	59	Chief Risk Officer of the Bank since 2014; Executive Vice President of the Bank since 2004; Chief Credit Officer of the Bank from 2004 to 2013.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the symbol “CATY.” The closing price of our common stock on February 16, 2016, was $27.51 per share, as reported by the NASDAQ Global elect Market.

The following table sets forth the high and low closing prices as reported on the NASDAQ Global Select Market for the periods presented:

	2015		2014
	High	Low	High	Low
First quarter	$28.45	$23.07	$26.37	$22.76
Second quarter	33.37	28.32	26.47	23.10
Third quarter	34.14	27.73	26.81	24.81
Fourth quarter	34.52	29.36	27.02	24.04

Holders

As of February 16, 2016, there were approximately 1,534 holders of record of our common stock.

Dividends

The cash dividends per share declared by quarter were as follows:

	Year Ended December 31,
	2015	2014
First quarter	$0.10	$0.05
Second quarter	0.14	0.07
Third quarter	0.14	0.07
Fourth quarter	0.18	0.10
Total	$0.56	$0.29

For information concerning restrictions on the payment of dividends, see Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources — Dividend Policy,” and Note 13 to the Consolidated Financial Statements.

Performance Graph

The graph and accompanying information furnished below shows the cumulative total stockholder return over the past five years assuming the investment of $100 on December 31, 2010 (and the reinvestment of dividends thereafter) in each of our common stock, the SNL Western Bank Index and the S&P 500 Index. The SNL Western Bank Index is a market-weighted index comprised of publicly traded banks and bank holding companies (including the Company) most of which are based in California and the remainder of which are based in eight other western states, including Oregon, Washington, and Nevada. We will furnish, without charge, on the written request of any person who is a stockholder of record as of the record date for the 2016 annual meeting of stockholders, a list of the companies included in the SNL Western Bank Index. Requests for this information should be addressed to Lisa L. Kim, Secretary, Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012.

NOTE: The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, the future performance of, or returns on, our common stock. Such information furnished herewith shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not be deemed to be “soliciting material” or to be “filed” under the Securities Act or the Securities Exchange Act with the Securities and Exchange Commission except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Securities Exchange Act.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Cathay General Bancorp	100.00	89.64	117.54	161.40	156.31	194.93
SNL Western Bank	100.00	90.34	114.01	160.41	192.51	199.46
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75

Source: SNL Financial LC, Charlottesville, VA © 2015

Unregistered Sales of Equity Securities

There were no sales of any equity securities by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

In November 2007, the Board of Directors approved a stock repurchase program for the Company to buy back up to one million shares of our common stock, and 377,500 shares were repurchased during 2007. Repurchases of shares were suspended under this program between 2008 and July 2015. In August 2015, the Company resumed stock repurchases under the November 2007 repurchase program and repurchased the remaining 622,500 shares under the November 2007 repurchase program for $18.1 million, or an average price of $29.08 per share.

On August 31, 2015, the Board of Directors approved a new stock repurchase program to buy back up to two million shares of our common stock. In 2015, the Company repurchased 1,366,750 shares for $41.3 million, or $30.22 per share under the August 2015 repurchase program.

As of December 31, 2015, the Company could repurchase up to 633,250 shares of common stock under the August 2015 stock repurchase program, subject to regulatory limitations. The August 2015 stock repurchase program were completed on February 1, 2016 by repurchasing the remaining shares of 633,250 for $17.0 million, or $26.82 per share, in January and February of 2016.

On February 1, 2016, the Board of Directors approved a new stock repurchase program to buy back up to $45.0 million of the Company’s common stock. As of February 16, 2016, the Company repurchased 579,543 shares for $15.8 million, or $27.22 per share, under the February 2016 repurchase program. As of February 16, 2016, the Company may repurchase up to $29.2 million of its common stock under the February 2016 repurchase program.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(October 1, 2015 - October 31, 2015)	-	-	-	915,250
(November 1, 2015 - November 30, 2015)	-	-	-	915,250
(December 1, 2015 - December 31, 2015)	282,000	$30.89	282,000	633,250
Total	282,000	$30.89	282,000	633,250

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

Selected Consolidated Financial Data

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except share and per share data)
Income Statement
Interest income	$453,706	$418,647	$406,996	$429,744	$453,571
Interest expense	73,964	75,866	82,300	108,491	139,881
Net interest income before provision for credit losses	379,742	342,781	324,696	321,253	313,690
(Reversal)/Provision for credit losses	(11,400)	(10,800)	(3,000)	(9,000)	27,000
Net interest income after provision for credit losses	391,142	353,581	327,696	330,253	286,690
Securities (losses)/gains	(3,349)	6,748	27,362	18,026	21,131
Other non-interest income	36,023	33,779	32,945	28,481	29,761
Non-interest expense	202,720	174,313	193,833	192,589	185,566
Income before income tax expense	221,096	219,795	194,170	184,171	152,016
Income tax expense	59,987	81,965	70,435	66,128	51,261
Net income	161,109	137,830	123,735	118,043	100,755
Less: net income attributable to noncontrolling interest	-	-	592	605	605
Net income attributable to Cathay General Bancorp	161,109	137,830	123,143	117,438	100,150
Dividends on preferred stock	-	-	(9,685)	(16,488)	(16,437)
Net income attributable to common stockholders	$161,109	$137,830	$113,458	$100,950	$83,713
Net income attributable to common stockholders per common share
Basic	$2.00	$1.73	$1.44	$1.28	$1.06
Diluted	$1.98	$1.72	$1.43	$1.28	$1.06
Cash dividends paid per common share	$0.56	$0.29	$0.08	$0.04	$0.04
Weighted-average common shares
Basic	80,563,577	79,661,571	78,954,898	78,719,133	78,633,317
Diluted	81,294,796	80,106,895	79,137,983	78,723,297	78,640,652

Statement of Condition
Investment securities	$1,586,352	$1,318,935	$1,586,668	$2,065,248	$2,447,982
Net loans (1)	10,016,227	8,740,268	7,897,187	7,235,587	6,844,483
Loans held for sale	6,676	973	-	-	760
Total assets	13,254,126	11,516,846	10,989,286	10,694,089	10,644,864
Deposits	10,509,087	8,783,460	7,981,305	7,383,225	7,229,131
Federal funds purchased and securities sold under agreements to repurchase	400,000	450,000	800,000	1,250,000	1,400,000
Advances from the Federal Home Loan Bank	275,000	425,000	521,200	146,200	225,000
Long-term debt	119,136	119,136	121,136	171,136	171,136
Total equity	1,747,778	1,602,888	1,458,971	1,629,504	1,515,633

Common Stock Data
Shares of common stock outstanding	80,806,116	79,814,553	79,589,869	78,778,288	78,652,557
Book value per common share	$21.46	$20.00	$18.24	$17.12	$15.75

Profitability Ratios
Return on average assets	1.34%	1.26%	1.17%	1.11%	0.94%
Return on average stockholders' equity	9.52	8.95	8.00	7.48	6.78
Dividend payout ratio	28.11	16.76	5.15	2.68	3.14
Average equity to average assets ratio	14.04	14.04	14.73	14.87	13.98
Efficiency ratio	49.15	45.48	50.35	52.37	50.90

(1)	Net loans represent gross loans net of loan participations sold, allowance for loan losses, and unamortized deferred loan fees.

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

The Bank offers a wide range of financial services. It currently operates 21 branches in Southern California, 12 branches in Northern California, 12 branches in New York State, one branch in Massachusetts, two branches in Texas, three branches in Washington State, three branches in Illinois, one branch in New Jersey, one branch in Maryland, one branch in Nevada, one branch in Hong Kong and two representative offices (one in Shanghai, China, and one in Taipei, Taiwan). The Bank is a commercial bank, servicing primarily individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.

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

The total allowance for credit losses consists of two components: specific allowances and general allowances. To determine the adequacy of the allowance in each of these two components, we employ two primary methodologies, the individual loan review analysis methodology and the classification migration methodology. These methodologies support the basis for determining allocations between the various loan categories and the overall adequacy of our allowance to provide for probable losses inherent in the loan portfolio. These methodologies are further supported by additional analysis of relevant factors such as the historical losses in the portfolio, and environmental factors which include trends in delinquency and non-accrual, and other significant factors, such as the national and local economy, the volume and composition of the portfolio, the strength of management and loan staff, underwriting standards, and the concentration of credit.

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

Investment Securities

The classification and accounting for investment securities are discussed in detail in Note 1 to the Consolidated Financial Statements. Under ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities,” investment securities must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management's intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas available-for-sale securities are recorded as a separate component of stockholders' equity (accumulated other comprehensive income or loss) and do not affect earnings until realized. The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources. We are obligated to assess, at each reporting date, whether there is an "other-than-temporary" impairment to our investment securities. ASC Topic 320 requires us to assess whether we have the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Other-than-temporary impairment related to credit losses will be recognized in earnings. Other-than-temporary impairment related to all other factors will be recognized in other comprehensive income.

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

Goodwill and Goodwill Impairment

Goodwill represents the excess of costs over fair value of assets of businesses acquired. ASC Topic 805, “Business Combinations (Revised 2007),” requires an entity to recognize the assets, liabilities, and any non-controlling interest at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. ASC Topic 805 also requires an entity to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed. Contingent considerations are to be recognized at fair value on the acquisition date in a business combination and would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Accounting for Contingencies.” Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of ASC Topic 350. ASC Topic 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

Results of Operations

Overview

For the year ended December 31, 2015, we reported net income attributable to common stockholders of $161.1 million, or $1.98 per diluted share, compared to net income attributable to common stockholders of $137.8 million, or $1.72 per share, in 2014, and net income attributable to common stockholders of $113.5 million, or $1.43 per share, in 2013. The $23.3 million increase in net income from 2014 to 2015 was primarily the result of increases in net interest income, and decreases in costs associated with debt redemption, partially offset by decreases in securities gains, increases in operation expenses from amortization of investments in affordable housing and alternative energy partnerships and in occupancy expenses and professional expenses. The return on average assets in 2015 was 1.34%, compared to 1.26% in 2014, and to 1.17% in 2013. The return on average stockholders’ equity was 9.52% in 2015, compared to 8.95% in 2014, and to 8.00% in 2013.

Highlights

●	Diluted earnings per share increased 15.1% to $1.98 per share for the year ended December 31, 2015 compared to $1.72 per share for the year ended December 31, 2014.

●	Total loans increased $1.2 billion, or 14.0%, excluding loans held for sale, during 2015, to $10.2 billion at December 31, 2015, compared to $8.9 billion at December 31, 2014.

Net income available to common stockholders and key financial performance ratios are presented below for the three years indicated:

	2015	2014	2013
	(Dollars in thousands, except per share data)
Net income	$161,109	$137,830	$123,143
Dividends on preferred stock	-	-	(9,685)
Net income available to common stockholders	$161,109	$137,830	$113,458
Basic earnings per common share	$2.00	$1.73	$1.44
Diluted earnings per common share	$1.98	$1.72	$1.43
Return on average assets	1.34%	1.26%	1.17%
Return on average stockholders' equity	9.52%	8.95%	8.00%
Total average assets	$12,056,531	$10,974,890	$10,506,842
Total average equity	$1,692,826	$1,540,564	$1,548,179
Efficiency ratio	49.15%	45.48%	50.35%
Effective income tax rate	27.13%	37.29%	36.39%

Net Interest Income

Net interest income increased $36.9 million, or 10.8%, from $342.8 million in 2014 to $379.7 million in 2015. The increase in net interest income was due primarily to the increase in loan interest income and the decrease in interest expense from securities sold under agreements to repurchase, offset by the decrease in interest income from available-for-sale securities and increases in interest expense from time deposits.

Average loans for 2015 were $9.59 billion, a $1.06 billion, or a 12.4%, increase from $8.53 billion in 2014. Compared with 2014, average commercial mortgage loans increased $658.1 million, or 15.4%, average residential mortgage loans increased $247.3 million, or 15.1%, average real estate construction loans increased $97.4 million, or 35.8% and average commercial loans increased $67.2 million, or 2.9%. Average investment securities were $1.38 billion in 2015, a decrease of $38.4 million, or 2.7%, from 2014, due primarily to decreases in U.S. Treasury securities of $153.4 million and in corporate debt securities of $42.6 million, offset by increases in agency mortgage-backed securities of $125.1 million and increases in U.S. government sponsored agency securities of $31.3 million.

Average interest bearing deposits were $7.80 billion in 2015, an increase of $884.0 million, or 12.8%, from $6.92 billion in 2014, primarily due to increases of $416.1 million, or 9.8%, in time deposits, $270.0 million, or 19.2%, in money market deposits, $139.1 million, or 19.3%, in interest bearing demand deposits, and $58.8 million, or 11.1%, in saving deposits. Average securities sold under agreements to repurchase decreased $228.5 million, or 36.3%, to $400.8 million in 2015 from $629.3 million in 2014, primarily due to maturities and prepayments of securities sold under agreements to repurchase. Average other borrowings decreased $40.8 million, or 27.9%, to $105.4 million in 2015 from $146.1 million in 2014, primarily due to decreases in FHLB advances.

Interest income increased $35.1 million, or 8.4%, from $418.6 million in 2014 to $453.7 million in 2015 primarily due to increases in the volume of loans offset by a decline in rate of loans and investment securities and by a change in the mix of interest-earning assets as discussed below:

●

Changes in volume: Average interest-earning assets increased $965.6 million, or 9.4%, to $11.19 billion in 2015, compared with the average interest-earning assets of $10.22 billion in 2014. The increase in average loans of $1.06 billion in 2015 offset by a decrease in average investment securities of $38.4 million and in average interest bearing cash on deposits with financial institutions of $49.3 million contributed to the increase in interest income. The increase of $45.8 million in interest income due to volume were resulted primarily from a $47.5 million increase in interest income from the loan volume increase offset by a $1.7 million decrease in interest income caused by the decrease in the volume of investment securities, FHLB stock, and deposits with other banks.

●

Decrease in rate: The average yield of interest bearing assets decreased to 4.06% in 2015 from 4.10% in 2014. The rate on taxable investment securities decreased 15 basis points to 1.56% in 2015 from 1.71% in 2014. The decrease in taxable investment securities yields caused a $2.1 million decline in interest income. The rate on loans decreased 12 basis points to 4.46% in 2015 from 4.58% in 2014. The decrease in loan yield caused a $10.3 million decline in interest income.

●

Change in the mix of interest-earning assets: Average gross loans, which generally have a higher yield than other types of investments, comprised 85.8% of total average interest-earning assets in 2015, an increase from 83.5% in 2014. Average investment securities comprised 12.3% of total average interest-bearing assets in 2015, a decrease from 13.9% in 2014.

Interest expense decreased by $1.9 million, or 2.5%, to $74.0 million in 2015, compared with $75.9 million in 2014, primarily due to decreased cost from securities sold under agreements to repurchase offset by increased cost from time deposits, long-term debt and money market deposits. The overall decrease in interest expense was primarily due to decreases in volume on securities sold under agreements to repurchase offset by increases in volume on interest bearing deposits and by increases in rate on long-term debt and time deposits as discussed below:

●

Changes in volume: Average securities sold under agreements to repurchase decreased $228.5 million, or 36.3%, in 2015 and contributed to a $9.0 million decrease in interest expense. Average time deposits increased $416.1 million, or 9.8%, and average money market deposits increased $270.0 million, or 19.2%, causing interest expense to increase by $5.1 million. The changes in volume contributed to a decrease in interest expense of $3.8 million

●

Increase in rate: The average cost of interest bearing deposits increased to 0.67% in 2015 from 0.66% in 2014. The average cost of securities sold under agreements to repurchase increased to 3.95% in 2015 from 3.92% in 2014. The average cost of long-term debt increased to 4.85% in 2015 from 3.73% in 2014 primarily due to the full year impact of cash flow interest rate swaps entered into during June 2014. The increases in rate caused interest expense to increase by $1.9 million.

●

Change in the mix of interest-bearing liabilities: Average interest bearing deposits of $7.80 billion increased to 92.6% of total interest-bearing liabilities in 2015 compared to 88.5% in 2014. Offsetting the increase, average securities sold under agreements to repurchase decreased to 4.8% of total interest-bearing liabilities in 2015 compared to 8.1% in 2014.

Net interest margin, defined as net interest income to average interest-earning assets, increased to 3.39% in 2015 from 3.35% in 2014. The increase in the net interest margin was primarily due to the impact from the increase in loans and the decrease in securities sold under agreements to repurchase offset by the increase in time deposits and money market deposits.

Net interest income increased $18.1 million, or 5.6%, from $324.7 million in 2013 to $342.8 million in 2014. Interest income on tax-exempt securities was zero in 2014 compared to $1.0 million, or $1.5 million on a tax-equivalent basis, in 2013. The increase in net interest income was due primarily to the increase in loan interest income and the decrease in interest expense from securities sold under agreements to repurchase, offset by the decrease in interest income from available-for-sale securities.

Average loans for 2014 were $8.53 billion, a $901.7 million, or 11.8%, increase from $7.63 billion in 2013. Compared with 2013, average commercial mortgage loans increased $411.4 million, or 10.6%, average residential mortgage loans increased $222.8 million, or 15.7%, average commercial loans increased $173.8 million, or 8.1%, and average real estate construction loans increased $95.4 million, or 53.9%. Average investment securities were $1.42 billion in 2014, a decrease of $515.6 million, or 26.7%, from 2013, due primarily to decreases in agency mortgage-backed securities of $483.4 million, or 38.6%.

Average interest bearing deposits were $6.92 billion in 2014, an increase of $586.1 million, or 9.3%, from $6.33 billion in 2013, primarily due to increases of $264.2 million, or 6.6%, in time deposits, $191.7 million, or 15.8%, in money market deposits, $86.9 million, or 13.7%, in interest bearing demand deposits, and $43.3 million, or 8.9%, in savings deposits. Average securities sold under agreements to repurchase decreased $343.0 million, or 35.3%, to $629.3 million in 2014 from $972.3 million in 2013, primarily due to maturities and prepayments of securities sold under agreements to repurchase in 2014. Average other borrowings increased $73.4 million, or 101%, to $146.1 million in 2014 from $72.7 million in 2013, primarily due to increases in FHLB advances. Average long term debt decreased $49.7 million, or 29.3%, to $119.8 million in 2014 from $169.5 million in 2013.

Taxable-equivalent interest income increased $11.1 million, or 2.7%, to $418.6 million in 2014 from $407.5 million in 2013, primarily due to increases in volume of loans offset by a decline in volume of investment securities and by a change in the mix of interest-earning assets as discussed below:

●

Changes in volume: Average interest-earning assets increased $439.5 million, or 4.5%, to $10.22 billion in 2014, compared with average interest-earning assets of $9.78 billion in 2013. The increase in average loans of $901.7 million in 2014 offset by a decrease in average investment securities of $515.6 million primarily contributed to the increase in interest income. The increase of $30.5 million in interest income due to volume primarily resulted from a $41.5 million increase in interest income from the loan volume increase offset by a $9.7 million decrease in interest income caused by the decrease in investment securities volume.

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

Interest expense decreased by $6.4 million, or 7.8%, to $75.9 million in 2014, compared with $82.3 million in 2013, primarily due to decreased cost from securities sold under agreements to repurchase offset by increased cost from time deposits and money market deposits. The overall decrease in interest expense was primarily due to decreases in volume on securities sold under agreements to repurchase offset by increases on rate and volume on interest bearing deposits as discussed below:

●

Changes in volume: Average securities sold under agreements to repurchase decreased $343.0 million, or 35.3%, in 2014 and contributed to a $13.5 million decrease in interest expense. Average time deposits increased $264.2 million, or 6.6%, and average money market deposits increased $191.7 million, or 15.8%, causing interest expense to increase by $3.3 million. The changes in volume contributed to decreases in interest expense of $10.8 million.

●

Increase in rate: The average cost of interest bearing deposits increased to 0.66% in 2014 from 0.64% in 2013. The average cost of securities sold under agreements to repurchase increased to 3.92% in 2014 from 3.88% in 2013. The average cost of long-term debt increased to 3.73% in 2014 from 2.18% in 2013. The increase in rate caused interest expense to increase by $4.3 million.

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

Interest-Earning Assets and Interest-Bearing Liabilities

	2015 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)	2014 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)	2013 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)
	(Dollars in thousands)
Interest-Earning Assets:
Commercial loans	$2,389,776	$90,980	3.81%	$2,322,563	$89,994	3.87%	$2,148,763	$84,680	3.94%
Residential mortgages	1,890,558	85,537	4.52	1,643,239	77,231	4.70	1,420,434	66,229	4.66
Commercial mortgages	4,938,397	229,292	4.64	4,280,255	207,235	4.84	3,868,837	198,904	5.14
Real estate construction loans	369,928	21,717	5.87	272,479	15,889	5.83	177,093	10,010	5.65
Other loans	4,789	95	1.98	13,712	91	0.66	15,403	136	0.88
Loans (1)	9,593,448	427,621	4.46	8,532,248	390,440	4.58	7,630,530	359,959	4.72
Taxable securities	1,378,641	21,523	1.56	1,417,007	24,237	1.71	1,903,541	43,412	2.28
Tax-exempt securities (3)	-	-	-	-	-	-	29,076	1,531	5.27
FHLB stock	21,480	3,164	14.73	29,487	1,974	6.69	33,446	1,480	4.43
Interest-bearing deposits	192,763	1,398	0.73	242,037	1,996	0.82	184,654	1,150	0.62
Total interest-earning assets	$11,186,332	$453,706	4.06	$10,220,779	$418,647	4.10	$9,781,247	$407,532	4.17
Non-interest Earning Assets:
Cash and due from banks	213,882			177,129			149,196
Other non-earning assets	822,326			762,535			769,388
Total non-interest earning assets	1,036,208			939,664			918,584
Less: Allowance for loan losses	(155,683)			(172,377)			(181,272)
Deferred loan fees	(10,326)			(13,176)			(11,717)
Total Assets	$12,056,531			$10,974,890			$10,506,842

Interest-Bearing Liabilities:
Interest-bearing demand deposits	$860,513	$1,406	0.16	$721,435	$1,229	0.17	$634,506	$1,017	0.16
Money market deposits	1,677,065	10,138	0.60	1,407,053	8,627	0.61	1,215,347	7,034	0.58
Savings deposits	590,987	901	0.15	532,184	802	0.15	488,932	374	0.08
Time deposits	4,673,862	39,443	0.84	4,257,736	35,111	0.82	3,993,508	31,964	0.80
Total interest-bearing deposits	7,802,427	51,888	0.67	6,918,408	45,769	0.66	6,332,293	40,389	0.64
Securities sold under agreements to repurchase	400,822	15,813	3.95	629,315	24,685	3.92	972,329	37,692	3.88
FHLB advances and other borrowings	105,367	487	0.46	146,120	945	0.65	72,687	528	0.73
Long-term debt	119,136	5,776	4.85	119,785	4,467	3.73	169,492	3,691	2.18
Total interest-bearing liabilities	8,427,752	73,964	0.88	7,813,628	75,866	0.97	7,546,801	82,300	1.09
Non-interest Bearing Liabilities:
Demand deposits	1,781,981			1,535,461			1,325,781
Other liabilities	153,972			85,237			86,081
Stockholders' equity	1,692,826			1,540,564			1,548,179
Total liabilities and stockholders' equity	$12,056,531			$10,974,890			$10,506,842

Net interest spread (4)			3.18%			3.13%			3.08%
Net interest income (4)		$379,742			$342,781			$325,232
Net interest margin (4)			3.39%			3.35%			3.33%
____________

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)

The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory federal income tax rate of 35%.

(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory federal income tax rate of 35%.

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	2015 - 2014			2014 - 2013
	Increase/(Decrease) in			Increase/(Decrease) in
	Net Interest Income Due to:			Net Interest Income Due to:
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
	(In thousands)
Interest-Earning Assets
Deposits with other banks	$(376)	$(222)	$(598)	$414	$432	$846
Taxable securities	(643)	(2,071)	(2,714)	(9,694)	(9,481)	(19,175)
Tax-exempt securities (2)	-	-	-	(1,531)	-	(1,531)
FHLB stock	(655)	1,845	1,190	(192)	686	494
Loans	47,519	(10,338)	37,181	41,521	(11,040)	30,481
Total increase/(decrease) in interest income	45,845	(10,786)	35,059	30,518	(19,403)	11,115

Interest-Bearing Liabilities
Interest-bearing demand deposits	229	(52)	177	145	67	212
Money market deposits	1,634	(123)	1,511	1,157	436	1,593
Savings deposits	90	9	99	36	392	428
Time deposits	3,496	836	4,332	2,159	988	3,147
Securities sold under agreements to repurchase	(9,014)	142	(8,872)	(13,450)	443	(13,007)
FHLB advances and other borrowings	(226)	(232)	(458)	481	(64)	417
Long-term debt	(24)	1,333	1,309	(1,307)	2,083	776
Total decrease/(increase) in interest expense	(3,815)	1,913	(1,902)	(10,779)	4,345	(6,434)
Change in net interest income	$49,660	$(12,699)	$36,961	$41,297	$(23,748)	$17,549

_________

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)

The amount of interest earned has been adjusted to a fully tax-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory federal income tax rate of 35%.

Provision for Credit Losses

The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance for loan losses and an allowance for off-balance sheet unfunded credit commitments that management believes to be sufficient to absorb credit losses inherent in the Bank’s loan portfolio and credit commitments. The Bank recorded a negative $11.4 million provision for credit losses in 2015 compared with a negative $10.8 million in 2014, and a negative $3.0 million in 2013. Net charge-offs for 2015 were $11.1 million, or 0.12% of average loans, compared to net charge-offs for 2014 of $1.3 million, or 0.02% of average loans, and net charge-offs for 2013 of $6.4 million, or 0.08% of average loans.

Non-interest Income

Non-interest income decreased $7.8 million, or 19.4%, to $32.7 million for 2015, from $40.5 million for 2014, compared to $60.3 million for 2013.  Non-interest income includes depository service fees, letters of credit commissions, securities gains (losses), gains (losses) from loan sales, gains from sale of premises and equipment, and other sources of fee income. These other fee-based services include wire transfer fees, safe deposit fees, fees on loan-related activities, fee income from our Wealth Management division, and foreign exchange fees.

The decrease in non-interest income from 2014 to 2015 was primarily due to a $10.1 million decrease in securities gains and a $1.1 million decrease in wealth management commissions offset by increases in venture capital gains of $1.9 million and in other fees and commissions of $1.6 million. We sold securities of $1.03 billion in 2015 compared to $859.0 million in 2014. In 2015, gains of $2.4 million and losses of $1.9 million were realized on sales of investment securities compared with gains of $18.0 million and losses of $10.5 million realized in 2014. Other-than-temporary write-downs on agency preferred stock were $3.9 million in 2015 compared to $0.8 million in 2014.

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

Non-interest Expense

Non-interest expense includes expenses related to salaries and benefits of employees, occupancy expenses, marketing expenses, computer and equipment expenses, amortization of core deposit intangibles, and other operating expenses. Non-interest expense totaled $202.7 million in 2015 compared to $174.3 million in 2014. The increase of $28.4 million, or 16.3%, in non-interest expense in 2015 compared to 2014 was primarily due to a combination of the following:

●

Amortization of investments in affordable housing and alternative energy partnerships increased $26.3 million to $33.3 million in 2015 from $7.0 million in 2014 primarily due to the investment in an alternative energy partnership in 2015.

●	Occupancy expenses increased $1.3 million, or 8.2%, due primarily to increases in higher rental expenses resulting from the acquisition of Asia Bank and from new branches.

●

Professional service expenses increased $2.4 million primarily due to increases in data processing expenses and expenses related to the conversion of Asia Bank customers to our data processing systems.

●	Marketing expenses increased $0.8 million primarily due to increases in media and promotion expenses.

●	OREO expenses increased $0.5 million primarily due to decreases in gains on sale and transfer of OREO offset by decreases in the provision for OREO losses and expenses.

●	Offsetting the above increases were a decrease of $3.3 million in costs associated with debt redemptions during 2014 for prepayment penalties on securities sold under agreements to repurchase.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, increased to 49.15% in 2015 compared to 45.48% in 2014 due primarily to higher non-interest expense as explained above.

Non-interest expense totaled $174.3 million in 2014 compared to $193.8 million in 2013. The decrease of $19.5 million, or 10.1%, in non-interest expense in 2014 compared to 2013 was primarily due to a combination of the following:

●

Costs associated with debt redemptions due to prepayment penalties on securities sold under agreements to repurchase and Federal Home Loan Bank advances decreased $19.2 million, or 85%, to $3.3 million in 2014 from $22.6 million in 2013.

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

Income Tax Expense

Income tax expense was $60.0 million in 2015, compared to $82.0 million in 2014, and $70.4 million in 2013. The effective tax rate was 27.1% for 2015, 37.3% for 2014, and 36.4% for 2013. The effective tax rate differed from the composite statutory composite rate of 42% primarily as a result of alternative energy tax credits, low income housing and other tax credits totaling $31.0 million recognized in 2015, $10.2 million recognized in 2014, and $10.1 million recognized in 2013.

Our tax returns are open for audits by the Internal Revenue Service back to 2012 and by the California Franchise Tax Board back to 2008. The Company is under audit by the California Franchise Tax Board for the years 2008 to 2011. From time to time, there may be differences of opinion with respect to the tax treatment accorded transactions. When, and if, such differences occur and the related tax effects become probable and estimable, such amounts will be recognized.

Financial Condition

Total assets were $13.3 billion at December 31, 2015, an increase of $1.8 billion, or 15.1%, from $11.5 billion at December 31, 2014, primarily due to an increase of $1.2 billion in gross loans, excluding loans held for sale, and an increase of $267.4 million in investment securities.

Investment Securities

Investment securities were $1.6 billion and represented 12.0% of total assets at December 31, 2015, compared with $1.3 billion and 11.5% of total assets at December 31, 2014. The following table summarizes the carrying value of our portfolio of securities for each of the past two years:

	As of December 31,
	2015	2014
	(In thousands)

Securities Available-for-Sale:
U.S. treasury securities	$284,288	$664,004
U.S. government sponsored entities	148,160	-
Mortgage-backed securities	1,062,269	544,303
Collateralized mortgage obligations	36	45
Corporate debt securities	73,855	94,472
Mutual funds	5,833	5,866
Preferred stock of government sponsored entities	3,216	3,224
Other equity securities	8,695	7,021
Total securities available-for-sale	$1,586,352	$1,318,935

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

The temporarily impaired securities represent 92.0% of the fair value of investment securities as of December 31, 2015. Unrealized losses for securities with unrealized losses for less than twelve months represent 1.0%, and securities with unrealized losses for twelve months or more represent 3.3%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rates or spreads subsequent to the date that these securities were purchased. At December 31, 2015, seven issues of securities had unrealized losses for 12 months or longer and 47 issues of securities had unrealized losses of less than 12 months.

Total unrealized losses of $15.9 million at December 31, 2015, were primarily caused by increases in interest rates subsequent to the date that these securities were purchased or caused by the widening of credit and liquidity spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment.

At December 31, 2015, management believed the impairment was temporary and, accordingly, no impairment loss on debt securities has been recognized in our Consolidated Statements of Operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and believes it is more likely than not that it will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of December 31, 2015, and December 31, 2014:

	As of December 31, 2015
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$224,289	$395	5	$-	$-	-	$224,289	$395	5
U.S. government sponsored entities	148,160	1,840	3	-	-	-	$148,160	$1,840	3
Mortgage-backed securities	1,025,342	11,398	35	6	1	2	1,025,348	11,399	37
Collateralized mortgage obligations	-	-	-	36	27	1	36	27	1
Corporate debt securities	9,950	50	1	43,525	1,475	3	53,475	1,525	4
Mutual funds	-	-	-	5,833	167	1	5,833	167	1
Preferred stock of government sponsored entities	2,488	228	2	-	-	-	2,488	228	2
Other equity securities	158	342	1	-	-	-	158	342	1
Total securities available-for-sale	$1,410,387	$14,253	47	$49,400	$1,670	7	$1,459,787	$15,923	54

	As of December 31, 2014
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$374,153	$265	6	$-	$-	-	$374,153	$265	6
Mortgage-backed securities	-	-	-	425,090	6,386	16	425,090	6,386	16
Collateralized mortgage obligations	-	-	-	45	34	1	45	34	1
Corporate debt securities	-	-	-	63,753	1,247	4	63,753	1,247	4
Mutual funds	-	-	-	5,866	134	1	5,866	134	1
Preferred stock of government sponsored entities	2,448	3,733	2	-	-	-	2,448	3,733	2
Total securities available-for-sale	$376,601	$3,998	8	$494,754	$7,801	22	$871,355	$11,799	30

The scheduled maturities and taxable-equivalent yields by security type are presented in the following table:

Securites Portfolio Maturity Distribution and Yield Analysis:

	As of December 31, 2015
		After One	After Five
	One Year	Year to	Years to	Over Ten
	or Less	Five Years	Ten Years	Years	Total
	(Dollars in thousands)
Maturity Distribution:

Securities Available-for-Sale:
U.S. treasury securities	$184,956	$99,332	$-	$-	$284,288
U.S. government sponsored entities	-	-	148,160	-	148,160
Mortgage-backed securities (1)	-	6,262	606	1,055,401	1,062,269
Collateralized mortgage obligations (1)	-	-	-	36	36
Corporate debt securities	-	30,330	43,525	-	73,855
Mutual funds (2)	-	-	-	5,833	5,833
Preferred stock of government sponsored entities (2)	-	-	-	3,216	3,216
Other equity securities (2)	-	-	-	8,695	8,695
Total securities available-for-sale	$184,956	$135,924	$192,291	$1,073,181	$1,586,352

Weighted-Average Yield:

Securities Available-for-Sale:
U.S. treasury securities	0.39%	0.69%	-	-	0.49%
U.S. government sponsored entities	-	-	1.98	-	1.98
Mortgage-backed securities (1)	-	4.70	5.96	2.04	2.06
Collateralized mortgage obligations (1)	-	-	-	3.50	3.50
Corporate debt securities	-	1.38	1.47	-	1.43
Mutual funds (2)	-	-	-	2.12	2.12
Total securities available-for-sale	0.39%	1.03%	1.88%	2.02%	1.74%

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2)	There is no stated maturity for mutual funds and equity securities.

Loans

Loans represented 85.8% of average interest-earning assets during 2015, compared with 83.5% during 2014. Gross loans, excluding loans held for sale, increased by $1.2 billion, or 14.0%, to $10.16 billion at December 31, 2015, compared with $8.91 billion at December 31, 2014. These figures include total gross loans of $419.7 million from the acquisition of Asia Bank on July 31, 2015. The increase in gross loans was primarily attributable to the following:

•

Commercial mortgage loans increased $814.8 million, or 18.2%, to $5.30 billion at December 31, 2015, compared to $4.49 billion at December 31, 2014. The acquisition of Asia Bank added $402.0 million in commercial mortgage loans. Total commercial mortgage loans accounted for 52.2% of gross loans at December 31, 2015, compared to 50.3% at December 31, 2014. Commercial mortgage loans consist primarily of commercial retail properties, shopping centers, and owner-occupied industrial facilities, and, secondarily, of office buildings, multiple-unit apartments, hotels, and multi-tenanted industrial properties, and are typically secured by first deeds of trust on such commercial properties. In addition, the Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings where the borrower either uses the property for business purposes or derives income from tenants.

•

Total residential mortgage loans increased by $362.3 million, or 23.1%, to $1.93 billion at December 31, 2015, compared to $1.57 billion at December 31, 2014, primarily due to the low level of interest rates and the originations of mortgages to non-US residents secured by residential real estate in the United States.

•	Real estate construction loans increased $142.9 million, or 47.8%, to $441.5 million at December 31, 2015, compared to $298.7 million at December 31, 2014.

•

Commercial loans decreased $65.6 million, or 2.8%, to $2.32 billion at December 31, 2015, compared to $2.38 billion at December 31, 2014. Commercial loans consist primarily of short-term loans (typically with a maturity of one year or less) to support general business purposes, or to provide working capital to businesses in the form of lines of credit, trade-finance loans, loans for commercial purposes secured by cash, and SBA loans.

Our lending relates predominantly to activities in the states of California, Nevada, New York, Texas, Washington, Massachusetts, Illinois, New Jersey, and Maryland, although we have some loans to domestic clients who are engaged in international trade. Loans outstanding in our branch in Hong Kong were $216.2 million as of December 31, 2015, compared to $227.6 million as of December 31, 2014.

The classification of loans by type and amount outstanding as of December 31 for each of the past five years is presented below:

	Loan Type and Mix

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)

Commercial loans	$2,316,863	$2,382,493	$2,298,724	$2,127,107	$1,868,275
Residential mortgage loans and equity lines	2,101,335	1,742,938	1,526,532	1,340,082	1,186,969
Commercial mortgage loans	5,301,218	4,486,443	4,023,051	3,768,452	3,748,897
Real estate construction loans	441,543	298,654	221,701	180,950	237,372
Installment and other loans	2,493	3,552	14,555	12,556	17,699

Gross loans	10,163,452	8,914,080	8,084,563	7,429,147	7,059,212
Less:
Allowance for loan losses	(138,963)	(161,420)	(173,889)	(183,322)	(206,280)
Unamortized deferred loan fees	(8,262)	(12,392)	(13,487)	(10,238)	(8,449)
Total loans and leases, net	$10,016,227	$8,740,268	$7,897,187	$7,235,587	$6,844,483
Loans held for sale	$6,676	$973	$-	$-	$760

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

Contractual Maturity of Loan Portfolio

	Within One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial loans
Floating rate	$1,701,172	$409,420	$65,392	$2,175,984
Fixed rate	96,345	32,735	11,799	140,879
Residential mortgage loans and equity lines
Floating rate	13	822	578,984	579,819
Fixed rate	2,044	14,140	1,505,332	1,521,516
Commercial mortgage loans
Floating rate	431,684	1,199,250	2,314,833	3,945,767
Fixed rate	127,258	955,344	272,849	1,355,451
Real estate construction loans
Floating rate	253,442	153,391	5,776	412,609
Fixed rate	28,934	-	-	28,934
Installment and other loans
Floating rate	93	-	-	93
Fixed rate	2,141	259	-	2,400
Total Loans	$2,643,126	$2,765,361	$4,754,965	$10,163,452
Floating rate	$2,386,404	$1,762,883	$2,964,985	$7,114,272
Fixed rate	256,722	1,002,478	1,789,980	3,049,180
Total Loans	2,643,126	2,765,361	4,754,965	10,163,452
Allowance for loan losses				(138,963)
Unamortized deferred loan fees				(8,262)
Net loans				$10,016,227
Loans held for sale				$6,676

Deposits

The Bank primarily uses customer deposits to fund its operations, and to a lesser extent borrowings in the form of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and other borrowings. The Bank’s deposits are generally obtained from the Bank’s geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Although the vast majority of the Bank’s deposits are retail in nature, the Bank does engage in certain wholesale activities, primarily accepting deposits generated by brokers or Internet listing services. The Bank considers wholesale deposits to be an alternative borrowing source rather than a customer relationship and, as such, their levels are determined by management’s decisions as to the most economic funding sources. Brokered-deposits totaled $684.2 million, or 6.5%, of total deposits, at December 31, 2015, compared to $497.4 million, or 5.7%, at December 31, 2014.

The Company’s total deposits increased $1.73 billion, or 19.7%, to $10.51 billion at December 31, 2015, from $8.78 billion at December 31, 2014, primarily due to a $718.0 million, or 16.8%, increase in time deposits, a $368.1 million, or 22.1%, increase in non-interest bearing demand deposits, a $367.5 million, or 23.9%, increase in money market deposits, a $187.7 million, or 24.1%, increase in NOW deposits, and a $84.2 million, or 15.8% increase in savings deposits. These figures include total deposits of $420.6 million from the acquisition of Asia Bank on July 31, 2015. The following table displays the deposit mix for the past three years:

Deposit Mix

	Year Ended December 31,
	2015		2014		2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Demand deposits	$2,033,048	19.4%	$1,664,914	19.0%	$1,441,858	18.1%
NOW deposits	966,404	9.2	778,691	8.9	683,873	8.6
Money market deposits	1,905,719	18.1	1,538,187	17.5	1,286,338	16.1
Savings deposits	618,164	5.9	533,940	6.1	499,520	6.2
Time deposits	4,985,752	47.4	4,267,728	48.5	4,069,716	51.0
Total	$10,509,087	100%	$8,783,460	100%	$7,981,305	100.0%

Average total deposits increased $1.13 billion, or 13.4%, to $9.58 billion in 2015, compared with average total deposits of $8.45 billion in 2014.

The following table displays average deposits and rates for the past five years:

Average Deposits and Average Rates

	Year Ended December 31,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Demand deposits	$1,781,981	-%	$1,535,461	-%	$1,325,781	-%	$1,157,343	-%	$996,215	-%
NOW deposits	860,513	0.16	721,435	0.17	634,506	0.16	516,246	0.15	426,252	0.18
Money market deposits	1,677,065	0.60	1,407,053	0.61	1,215,347	0.58	1,059,841	0.56	979,253	0.75
Savings deposits	590,987	0.15	532,184	0.15	488,932	0.08	451,022	0.08	411,953	0.12
Time deposits	4,673,862	0.84	4,257,736	0.82	3,993,508	0.80	4,197,906	0.96	4,323,833	1.24
Total	$9,584,408	0.54%	$8,453,869	0.54%	$7,658,074	0.53%	$7,382,358	0.64%	$7,137,506	0.87%

Management considers the Bank’s time deposits of $250,000 or more, which totaled $1.79 billion at December 31, 2015, to be generally less volatile than other wholesale funding sources primarily because approximately 71% of the Bank’s CDs of $250,000 or more have been on deposit with the Bank for two years or more.  Management monitors the CDs of $250,000 or more portfolio to identify any changes in the deposit behavior in the market and of the customers the Bank is serving.

Of our CDs, approximately 74.1% mature within one year as of December 31, 2015. The following tables display time deposits by maturity:

Time Deposits by Maturity

At December 31, 2015
(In thousands)
Less than three months	$1,478,505
Three to six months	816,977
Six to twelve months	1,399,682
Over one year	1,290,588
Total	$4,985,752

The following table displays time deposits with a remaining term of more than one year at December 31, 2015:

Maturities of Time Deposits with a Remaining Term

of More Than One Year for Each

of the Five Years Following December 31, 2015

2017	$997,735
2018	249,147
2019	42,788
2020	907
2021	11

Borrowings

Borrowings include securities sold under agreements to repurchase, Federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Securities sold under agreements to repurchase were $400.0 million with a weighted average rate of 3.89% at December 31, 2015, compared to $450.0 million with a weighted average rate of 3.85% at December 31, 2014. In 2014, the Company prepaid securities sold under agreements to repurchase totaling $100 million with a weighted average rate of 3.5% and incurred prepayment penalties of $3.4 million compared to no repayments in 2015. As of December 31, 2015, four floating-to-fixed rate agreements totaling $200.0 million with weighted average rate of 5.0% and final maturity in January 2017 have initial floating rates for one year, with floating rates of the three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.89% to 5.07%. As of December 31, 2015, and December 31, 2014, four fixed rate non-callable securities sold under agreements to repurchase totaled $200.0 million with a weighted average rate of 2.78%. Final maturity for the four fixed rate non-callable securities sold under agreements to repurchase is $50.0 million in August 2016, $50.0 million in July 2017, $50.0 million in June 2018, and $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $430.2 million as of December 31, 2015, and $516.3 million as of December 31, 2014.

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	2015	2014	2013
	(Dollars in thousands)

Average amount outstanding during the year (1)	$400,822	$629,315	$972,329
Maximum amount outstanding at month-end (2)	400,000	700,000	1,200,000
Balance, December 31	400,000	450,000	800,000
Rate, December 31	3.89%	3.85%	3.87%
Weighted average interest rate for the year	3.95%	3.92%	3.88%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were January 2015, January 2014, and January 2013.

As of December 31, 2015, over-night borrowings from the FHLB were $250.0 million at a rate of 0.27% compared to $400.0 million at a rate of 0.27% at December 31, 2014. At December 31, 2015 and 2014, a $25 million advance from the FHLB at a rate of 1.13% was outstanding and will mature in March 2018.

Long-term Debt

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

At December 31, 2015, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 2.70%, compared to $119.1 million with a weighted average rate of 2.42% at December 31, 2014. The Company prepaid Junior Subordinated Notes of $2 million and incurred income of $555,000 in April 2014. The Junior Subordinated Notes have a stated maturity term of 30 years. The Junior Subordinated Notes qualify as Tier 1 capital for regulatory reporting purposes at both December 31, 2015 and 2014. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes our contractual obligations and commitments to make future payments as of December 31, 2015. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)

Contractual obligations:
Securities sold under agreements to repurchase (1)	$-	$200,000	$-	$-	$200,000
Securities sold under agreements to repurchase (2)	50,000	150,000	-	-	200,000
Advances from the Federal Home Loan Bank	250,000	25,000	-	-	275,000
Other borrowings	-	-	-	18,593	18,593
Long-term debt	-	-	-	119,136	119,136
Operating leases	7,887	11,383	4,795	4,869	28,934
Deposits with stated maturity dates	3,695,164	1,246,882	43,695	11	4,985,752
Total contractual obligations and other commitments	$4,003,051	$1,633,265	$48,490	$142,609	$5,827,415
Other commitments:
Commitments to extend credit	1,041,386	708,917	96,173	125,372	1,971,848
Standby letters of credit	47,851	596	176	458	49,081
Commercial letters of credit	38,039	-	92	-	38,131
Bill of lading guarantees	454	-	-	-	454
Total contractual obligations and other commitments	$1,127,730	$709,513	$96,441	$125,830	$2,059,514

(1)	These repurchase agreements have a final maturity of 10-years from origination date but are callable on a quarterly basis.
(2)	These repurchase agreements are non-callable.

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

Capital Resources

Stockholders’ Equity

Total equity was $1.75 billion at December 31, 2015, an increase of $144.9 million, or 9.0%, from $1.60 billion at December 31, 2014, primarily due to increases in net income of $161.1 million and equity consideration for the acquisition of Asia Bancshares, Inc. of $82.8 million offset by purchases of treasury stock of $59.4 million and common stock cash dividends of $45.3 million. Under the terms of the acquisition of Asia Bancshares, Inc. which was completed on July 31, 2015, we issued 2.58 million shares of our common stock and paid $57.0 million in cash for all of the issued and outstanding stock of Asia Bancshares. The Company paid cash dividends of $0.56 per common share in 2015 and $0.29 per common share in 2014.

In November 2007, the Board of Directors approved a stock repurchase program for the Company to buy back up to one million shares of our common stock, and 377,500 shares were repurchased during 2007. Repurchases of shares were suspended under this program between 2008 and July 2015. In August 2015, the Company resumed stock repurchases under the November 2007 repurchase program and repurchased the remaining 622,500 shares under the November 2007 repurchase program for $18.1 million, or an average price of $29.08 per share.

On August 31, 2015, the Board of Directors approved a new stock repurchase program to buy back up to two million shares of our common stock. In 2015, the Company repurchased 1,366,750 shares for $41.3 million, or $30.22 per share under the August 2015 repurchase program.

As of December 31, 2015, the Company could repurchase up to 633,250 shares of common stock under the August 2015 stock repurchase program, subject to regulatory limitations. The August 2015 stock repurchase program were completed on February 1, 2016, by repurchasing the remaining shares of 633,250 for $17.0 million, or $26.82 per share, in January and February of 2016.

On February 1, 2016, the Board of Directors approved a new stock repurchase program to buy back up to $45.0 million of the Company’s common stock. As of February 16, 2016, the Company repurchased 579,543 shares for $15.8 million, or $27.22 per share, under the February 2016 repurchase program. As of February 16, 2016, the Company may repurchase up to $29.2 million of its common stock under the February 2016 repurchase program.

Capital Adequacy

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements. The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At December 31, 2015, the Company’s common equity Tier 1 capital ratio of 12.95%, Tier 1 risk-based capital ratio of 14.03%, total risk-based capital ratio of 15.30%, and Tier 1 leverage capital ratio of 11.95%, calculated under the new Basel III capital rules that became effective January 1, 2015, continue to place the Company in the “well capitalized” category for regulatory purposes, which is defined as institutions with a common equity Tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%. At December 31, 2014, the Company’s Tier 1 risk-based capital ratio was 14.96%, total risk-based capital ratio was 16.22%, and Tier 1 leverage capital ratio was 12.99%, calculated based on the prior Basel I capital rules.

A table displaying the Bancorp’s and the Bank’s capital and leverage ratios at December 31, 2015, and 2014, is included in Note 22 to the Consolidated Financial Statements.

 Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. We increased the common stock dividend from $.01 per share to $.05 per share in the fourth quarter of 2013, to $.07 per share in the second quarter of 2014, to $.10 per share in the fourth quarter of 2014, to $.14 per share in the second quarter of 2015, and to $.18 per share in the fourth quarter of 2015. The amount of future dividends will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors. The terms of our Junior Subordinated Notes also limit our ability to pay dividends. If we are not current in our payment of dividends on our Junior Subordinated Notes, we may not pay dividends on our common stock.

Substantially all of the revenues of the Company available for payment of dividends derive from amounts paid to it by the Bank. The Bank paid dividends to Bancorp totaling $163.3 million during 2015, $30.0 million during 2014, and $138.0 million during 2013.

The Federal Reserve Board issued Federal Reserve Supervision and Regulation Letter SR-09-4 that states that bank holding companies are expected to inform and consult with the Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid.

Under California State banking law, the Bank may not without regulatory approval pay a cash dividend which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2015, was restricted to approximately $98.4 million.

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

Total non-performing portfolio assets decreased $24.8 million, or 24.4%, to $76.8 million at December 31, 2015, compared to $101.6 million at December 31, 2014, primarily due to an $18.1 million decrease in non-accrual loans and a $6.8 million decrease in OREO.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets decreased to 0.75% at December 31, 2015, from 1.14% at December 31, 2014. The non-performing portfolio loan, excluding loans held for sale, coverage ratio, defined as the allowance for credit losses to non-performing loans, excluding loans held for sale, increased to 269.4% at December 31, 2015, from 232.8% at December 31, 2014.

The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Accruing loans past due 90 days or more	$-	$-	$982	$630	$6,726
Non-accrual loans	52,130	70,163	83,183	103,902	201,197
Total non-performing loans	52,130	70,163	84,165	104,532	207,923
Real estate acquired in foreclosure and other assets	24,701	31,477	52,985	46,384	92,713
Total non-performing assets	$76,831	$101,640	$137,150	$150,916	$300,636
Accruing troubled debt restructurings (TDRs)	$81,680	$104,356	$117,597	$144,695	$120,016
Non-accrual TDRs (included in non-accrual loans)	$39,923	$41,618	$38,769	$47,731	$50,870
Non-accrual loans held for sale	$5,944	$973	$-	$-	$760
Non-performing assets as a percentage of gross loans and OREO at year-end	0.75%	1.14%	1.69%	2.02%	4.20%
Allowance for credit losses as a percentage of gross loans	1.38%	1.83%	2.17%	2.49%	2.95%
Allowance for credit losses as a percentage of non-performing loans	269.44%	232.84%	208.22%	176.68%	100.20%

The effect of non-accrual loans on interest income for the past five years is presented below:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Non-accrual Loans
Contractual interest due	$5,732	$6,663	$5,851	$6,621	$13,049
Interest recognized	119	217	22	1,006	71
Net interest foregone	$5,613	$6,446	$5,829	$5,615	$12,978

As of December 31, 2015, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

Non-accrual Loans

Total non-accrual portfolio loans, excluding loans held for sale, of $52.1 million at December 31, 2015, decreased $18.1 million, or 25.7%, from $70.2 million at December 31, 2014. The allowance for the collateral-dependent impaired loans is calculated by the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent impaired loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

Non-accrual portfolio loans, excluding loans held for sale, at December 31, 2015, consisted of 29 commercial real estate loans totaling $16.0 million, two residential construction loans of $15.8 million, 33 residential mortgage loans totaling $7.0 million, 12 commercial loans totaling $3.5 million, two land loans totaling $9.3 million, and one non-farm non-residential construction loan of $500,000. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status. The comparable numbers for 2014 were 32 commercial real estate loans totaling $29.8 million, two non-farm non-residential construction loans totaling $19.5 million, 39 residential mortgage loans totaling $7.6 million, 18 commercial loans totaling $7.0 million, two land loans totaling $5.9 million, and one mixed use construction loan of $500,000.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	December 31, 2015		December 31, 2014
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/Multi-family residence	$8,727	$-	$9,068	$1,184
Commercial real estate	30,588	834	48,256	903
Land	9,270	-	5,856	-
Personal property (UCC)	-	2,711	-	4,896
Total	$48,585	$3,545	$63,180	$6,983

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

	December 31, 2015		December 31, 2014
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$29,174	$834	$35,299	$860
Wholesale/Retail	13,414	780	20,658	4,078
Food/Restaurant	293	-	650	144
Import/Export	-	1,931	-	1,901
Other	5,704	-	6,573	-
Total	$48,585	$3,545	$63,180	$6,983

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

Other Real Estate Owned

At December 31, 2015, the net carrying value of other real estate owned (“OREO”) decreased $6.8 million, or 21.5%, to $24.7 million from $31.5 million at December 31, 2014. OREO located in Texas was $14.6 million and was comprised of three parcels of land zoned for commercial purpose of $12.3 million, one medical office building of $1.6 million, and a retail store of $761,000. OREO located in the state of New York was comprised of two residential properties of $5.7 million. OREO located in Illinois was $2.9 million and was comprised of two multi-family residential properties of $2.4 million, two office and commercial buildings of $320,000, and a residential property of $153,000. OREO located in California was $891,000 and was comprised primarily of one residential construction project of $414,000 and two parcels of land zoned for commercial purpose of $478,000. OREO located in the state of Washington was an office and commercial use building of $635,000.

At December 31, 2014, OREO located in California was $4.1 million and was comprised primarily of one residential property of $2.0 million, four commercial use buildings of $1.2 million, one residential construction project of $526,000, one parcel of land zoned for residential purpose of $243,000, and one parcel of land zoned for commercial purpose of $235,000. OREO located in Texas was $15.7 million and was comprised of three parcels of land zoned for commercial purpose of $12.3 million, one medical office building of $1.6 million, a retail store of $761,000, a commercial building construction project of $752,000, and a shopping center of $304,000. OREO located in Illinois was $4.0 million and was comprised of two multi-family residential properties of $3.1 million and an office building of $921,000. OREO located in the state of Washington was an office and commercial use building of $3.8 million. OREO located in the state of New York was $3.8 million and was comprised of one residential property of $2.7 million and a retail store of $1.1 million.

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a formal modification of the terms of a loan when the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including reduction of the stated interest rate, reduction of the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or an extension of the maturity date. Although these loan modifications are considered under ASC Subtopic 310-40 to be TDRs, the loans must have, pursuant to the Bank’s policy, performed under the restructured terms and have demonstrated sustained performance under the modified terms for six months before being returned to accrual status. The sustained performance considered by management pursuant to its policy includes the periods prior to the modification if the prior performance met or exceeded the modified terms. This would include cash paid by the borrower prior to the restructure to set up interest reserves.

TDRs on accrual status totaled $81.7 million at December 31, 2015, and were comprised of 59 loans, a decrease of $22.7 million, compared to 60 loans totaling $104.4 million at December 31, 2014. TDRs at December 31, 2015, were comprised of 15 non-farm non-residential commercial mortgage loans of $44.9 million, six commercial loans of $10.0 million, 32 single family residential mortgage loans of $9.4 million, one multi-family residential commercial mortgage loan of $6.0 million, four single family residential commercial mortgage loans of $5.7 million, and one construction loan of $5.7 million. We expect that the troubled debt restructuring loans on accruing status as of December 31, 2015, which are all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. The comparable TDRs at December 31, 2014, were comprised of nine commercial loans of $16.5 million, three hotel loans of $15.7 million, 31 single family residential loans of $13.6 million, two industrial and manufactural use building loans of $12.2 million, two land loans for residential purpose of $10.2 million, four commercial condo loans of $10.1 million, three retail shopping and commercial use building loans of $9.0 million, one multi-family residential loan of $6.1 million, one shopping center construction loan of $5.8 million, three office building loans of $3.5 million, and one warehouse loan of $1.6 million. A summary of TDRs by type of loan and by accrual/non-accrual status is shown below:

	December 31, 2015

Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$8,298	$-	$1,726	$10,024
Real estate construction loans	-	-	5,696	5,696
Commercial mortgage loans	16,701	6,045	33,800	56,546
Residential mortgage loans	5,201	999	3,214	9,414
Total accruing TDRs	$30,200	$7,044	$44,436	$81,680

	December 31, 2015

Non-accrual TDRs	Payment Deferral	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$1,033	$90	$1,123
Real estate construction loans	9,981	5,825	15,806
Commercial mortgage loans	1,544	20,362	21,906
Residential mortgage loans	388	700	1,088
Total non-accrual TDRs	$12,946	$26,977	$39,923

	December 31, 2014

Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total

Commercial loans	$11,572	$-	$-	$4,934	$16,506
Real estate construction loans	5,765	-	-	-	5,765
Commercial mortgage loans	20,543	26,694	-	26,351	73,588
Residential mortgage loans	3,316	-	410	4,771	8,497
Total accruing TDRs	$41,196	$26,694	$410	$36,056	$104,356

	December 31, 2014

Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total

Commercial loans	$1,423	$860	$1,269	$3,552
Real estate construction loans	-	-	19,462	19,462
Commercial mortgage loans	15,917	-	973	16,890
Residential mortgage loans	1,026	-	688	1,714
Total non-accrual TDRs	$18,366	$860	$22,392	$41,618

The activity within our TDR loans for 2015, 2014, and 2013 is shown below:

Accruing TDRs	2015	2014	2013
	(In thousands)
Beginning balance	$104,356	$117,597	$144,695
New restructurings	17,752	23,740	21,382
Restructured loans restored to accrual status	723	962	6,851
Charge-offs	(104)	-	(78)
Payments	(30,858)	(13,256)	(52,362)
Restructured loans placed on non-accrual	(10,189)	(24,687)	(2,891)
Ending balance	$81,680	$104,356	$117,597

Non-accrual TDRs	2015	2014	2013
	(In thousands)
Beginning balance	$41,618	$38,769	$47,731
New restructurings	2,006	1,331	6,226
Restructured loans placed on non-accrual	10,189	24,688	2,891
Charge-offs	(3,246)	(8,938)	(2,124)
Payments	(9,921)	(11,710)	(4,295)
Foreclosures	-	(1,560)	(4,809)
Restructured loans restored to accrual status	(723)	(962)	(6,851)
Ending balance	$39,923	$41,618	$38,769

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency of over 90 days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring. Those loans with a balance less than our defined selection criteria, generally when a loan amount is $500,000 or less, are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. We obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired. The appraisals are based on “as is” or bulk sale valuations. To ensure that appraised values remain current, we generally obtain an updated appraisal every twelve months from qualified independent appraisers. If the fair value of the collateral is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs, which range between 3% to 6% of the fair value, depending on the size of impaired loan, is charged off against the allowance for loan losses. Non-accrual impaired loans are not returned to accruing status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due, and are continued to be reviewed for impairment until they are no longer reported as TDRs.

We identified impaired loans with a recorded investment of $133.8 million at December 31, 2015, compared to $174.5 million at December 31, 2014. The average balance of impaired loans was $162.9 million in 2015 and $190.2 million in 2014. We considered all non-accrual loans to be impaired. Interest recognized on impaired loans totaled $4.0 million in 2015 and $5.3 million in 2014. As of December 31, 2015, $48.6 million, or 93.2%, of the $52.1 million of non-accrual portfolio loans, excluding loans held for sale, was secured by real estate. As of December 31, 2014, $63.2 million, or 90.1%, of the $70.2 million of non-accrual loans was secured by real estate. The Bank obtains current appraisals or other available market price information which provides updated factors in evaluating potential loss.

At December 31, 2015, $7.8 million of the $139.0 million allowance for loan losses was allocated for impaired loans and $131.2 million was allocated to the general allowance. At December 31, 2014, $11.8 million of the $161.4 million allowance for loan losses was allocated for impaired loans and $149.6 million was allocated to the general allowance. In 2015, net loan charge-offs were $11.1 million, or 0.12%, of average loans, compared to $1.3 million, or 0.02%, of average loans in 2014.

The allowance for loan losses to non-performing loans, excluding loans held for sale, was 266.6% at December 31, 2015, compared to 230.1% at December 31, 2014. Non-accrual loans also include those TDRs that do not qualify for accrual status.

      The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	As of December 31, 2015			As of December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(Dollars in thousands)

With no allocated allowance
Commercial loans	$15,493	$6,721	$-	$19,479	$18,452	$-
Real estate construction loans	51,290	22,002	-	32,924	17,025	-
Commercial mortgage loans	59,954	54,625	-	77,474	75,172	-
Residential mortgage and equity lines	3,233	3,026	-	2,518	2,518	-
Subtotal	$129,970	$86,374	$-	$132,395	$113,167	$-
With allocated allowance
Commercial loans	$7,757	$6,847	$530	$7,003	$5,037	$1,263
Real estate construction loans	-	-	-	19,006	8,703	1,077
Commercial mortgage loans	28,258	27,152	6,792	38,197	34,022	8,993
Residential mortgage and equity lines	14,383	13,437	427	14,019	13,590	465
Subtotal	$50,398	$47,436	$7,749	$78,225	$61,352	$11,798
Total impaired loans	$180,368	$133,810	$7,749	$210,620	$174,519	$11,798

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

As of December 31, 2015, construction loans of $371.4 million were disbursed with pre-established interest reserves of $49.5 million compared to $211.5 million of such loans disbursed with pre-established interest reserves of $35.6 million at December 31, 2014.  The balance for construction loans with interest reserves which have been renewed was $67.8 million with pre-established interest reserves of $2.6 million at December 31, 2015, compared to $55.2 million with pre-established interest reserves of $3.1 million at December 31, 2014.  Land loans of $87.3 million were disbursed with pre-established interest reserves of $1.8 million at December 31, 2015, compared to $76.4 million land loans disbursed with pre-established interest reserves of $3.8 at December 31, 2014.  The balance for land loans with interest reserves which have been renewed was $73.2 million at December 31, 2015 with pre-established interest reserves of $1.3 million, compared to $4.0 million land loans with pre-established interest reserves of $56,000 at December 31, 2014.

At December 31, 2015, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2015, $15.8 million of non-accrual non-residential construction loans, $0.5 million of non-accrual residential construction loans, and $13.9 million of non-accrual land loans had been originated with pre-established interest reserves.  At December 31, 2014, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2014, $0.5 million of non-accrual residential construction loans, $19.5 million of non-accrual non-residential construction loans, and no non-accrual land loans had been originated with pre-established interest reserves.   While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of our business activity is with customers located in the predominantly Asian areas of California; New York City; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Nevada; New Jersey; and Maryland. We have no specific industry concentration, and generally our loans are collateralized with real property or other pledged collateral. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral. We experienced no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of December 31, 2015.

The Federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution's total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 36% of total risk-based capital as of December 31, 2015, and 30% as of December 31, 2014. Total CRE loans represented 286% of total risk-based capital as of December 31, 2015, and 256% as of December 31, 2014, both of which were within the Bank’s internal limit of 400% and 300%, respectively, of total capital. See Part I — Item 1A — “Risk Factors” for a discussion of some of the factors that may affect us.

Allowance for Credit Losses

The Bank maintains the allowance for credit losses at a level that is considered appropriate to cover the estimated and known inherent risks in the loan portfolio and off-balance sheet unfunded credit commitments. Allowance for credit losses is comprised of allowances for loan losses and for off-balance sheet unfunded credit commitments. With this risk management objective, the Bank’s management has an established monitoring system that is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the adequacy level of the allowance for credit losses in a timely manner.

In addition, the Board of Directors of the Bank has established a written credit policy that includes a credit review and control system that it believes should be effective in ensuring that the Bank maintains an appropriate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is appropriate to absorb losses in the credit portfolio. The determination of the amount of the allowance for credit losses and the provision for credit losses is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Additions or reductions to the allowance for credit losses are made by charges or credits to the provision for credit losses. Identified credit exposures that are determined to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for credit losses. A weakening of the economy or other factors that adversely affect asset quality can result in an increase in the number of delinquencies, bankruptcies, and defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses. See Part I — Item 1A — “Risk Factors” for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

The allowance for loan losses was $139.0 million and the allowance for off-balance sheet unfunded credit commitments was $1.5 million at December 31, 2015, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded commitments. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $140.5 million at December 31, 2015, compared to $163.4 million at December 31, 2014, a decrease of $22.9 million, or 14.0%. The allowance for credit losses represented 1.38% of period-end gross loans and 269.4% of non-performing loans at December 31, 2015. The comparable ratios were 1.83% of period-end gross loans and 232.8% of non-performing loans at December 31, 2014.

The following table sets forth the information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the past five years:

Allowance for Credit Losses

	Amount Outstanding as of December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Allowance for loan losses
Balance at beginning of year	$161,420	$173,889	$183,322	$206,280	$245,231
(Reversal)/provision for credit losses	(11,400)	(10,800)	(3,000)	(9,000)	27,000
(Provision)/reversal of reserve for off-balance sheet credit commitments	-	(372)	-	706	268
Charge-offs :
Commercial loans	(16,426)	(7,875)	(15,625)	(17,707)	(11,745)
Construction loans-residential	-	(2,382)	-	(391)	(20,801)
Construction loans-other	-	(4,365)	-	(774)	(16,699)
Real estate loans	(3,355)	(7,613)	(3,499)	(13,616)	(27,327)
Real estate land loans	(646)	-	(1,318)	(278)	(1,054)
Installment loans and other loans	-	-	-	(25)	-
Total charge-offs	(20,427)	(22,235)	(20,442)	(32,791)	(77,626)
Recoveries:
Commercial loans	4,619	12,517	2,739	1,949	1,774
Construction loans-residential	-	48	1,201	3,788	3,808
Construction loans-other	202	2,499	1,083	2,365	665
Real estate loans	4,283	5,752	5,978	8,820	4,539
Real estate land loans	266	109	2,997	1,202	621
Installment loans and other loans	-	13	11	3	-
Total recoveries	9,370	20,938	14,009	18,127	11,407
Balance at end of year	$138,963	$161,420	$173,889	$183,322	$206,280
Reserve for off-balance sheet credit commitments
Balance at beginning of year	$1,949	$1,363	$1,363	$2,069	$2,337
(Reversal)/provision for credit losses	(455)	586	-	(706)	(268)
Balance at end of year	$1,494	$1,949	$1,363	$1,363	$2,069

Average loans outstanding during the year (1)	$9,593,448	$8,532,245	$7,630,530	$7,094,197	$6,959,331
Ratio of net charge-offs to average loans outstanding during the year (1)	0.12%	0.02%	0.08%	0.21%	0.95%
(Reversal)/provision for credit losses to average loans outstanding during the year (1)	-0.12%	-0.13%	-0.04%	-0.13%	0.39%
Allowance for credit losses to non-performing portfolio loans at year-end (2)	269.44%	232.84%	208.22%	176.68%	100.20%
Allowance for credit losses to gross loans at year-end (1)	1.38%	1.83%	2.17%	2.49%	2.95%

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

•

General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and common risk characteristics. The non-impaired loans are grouped into 19 segments: two commercial segments, 10 commercial real estate segments, one residential construction segment, one non-residential construction segment, one SBA segment, one installment loans segment, one residential mortgage segment, one equity lines of credit segment, and one overdrafts segment. The allowance is provided for each segmented group based on the group’s historical loan loss experience aggregated based on loan risk classifications which take into account the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral if collateral dependent, charge-off history, management’s knowledge of the portfolio, general economic conditions, environmental factors including the trends in delinquency and non-accrual, and other significant factors, such as the national and local economy, volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and concentration of credit. In addition, management reviews reports on past-due loans to ensure appropriate classification. In the third quarter of 2014, management reevaluated the look-back period and restored the five year look-back period in order to capture a sufficient history of loss data. Additionally, risk factor calculations for pass rated loans included a specified loss emergence period and were determined based on five year average of observed net losses, unless trends would indicated that a different weighting would be appropriate. In light of the changes above, the relevant environmental factors were reduced. These refinements maintained the Bank’s allowance at a level consistent with the prior quarter.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

Allocation of Allowance for Loan Losses

	As of December 31,
	2015		2014		2013		2012		2011
	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans
	(Dollars in thousands)
Type of Loans:
Commercial loans	$56,199	24.9%	$47,501	27.2%	$65,103	28.2%	$66,101	27.4%	$65,658	23.9%
Residential mortgage loans and equity lines	11,145	19.7	11,578	19.2	12,005	18.6	11,703	17.4	10,795	16.4
Commercial mortgage loans	49,440	51.5	74,673	50.2	84,753	50.7	82,473	52.2	108,021	54.9
Real estate construction loans	22,170	3.9	27,652	3.2	11,999	2.3	23,017	2.8	21,749	4.5
Installment and other loans	9	0.0	16	0.2	29	0.2	28	0.2	57	0.3

Total	$138,963	100.0%	$161,420	100.0%	$173,889	100.0%	$183,322	100.0%	$206,280	100.0%

The allowance allocated to commercial loans was $56.2 million at December 31, 2015, compared to $47.5 million at December 31, 2014. The increase is due primarily to higher migration loss factors resulting from the increase in chargeoffs during 2015.

The allowance allocated to residential mortgage loans and equity lines was $11.1 million at December 31, 2015, compared to $11.6 million at December 31, 2014. The decrease was primarily due to the continued low levels of losses for residential mortgages.

The allowance allocated to commercial mortgage loans decreased from $74.7 million at December 31, 2014, to $49.4 million at December 31, 2015, which was due primarily to partial charge-offs on two impaired loans against reserves established prior to 2015, a decrease in the amount of loans classified as substandard and the net recoveries for commercial real estate loans for 2015.

The allowance allocated for construction loans decreased to $22.2 million at December 31, 2015, compared to $27.7 million at December 31, 2014, primarily due to the decrease in substandard construction loans and the net recoveries during 2015.

Also, see Part I — Item 1A — “Risk Factors” for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

Liquidity

      Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. For December 2015, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 15.8% compared to a daily liquidity ratio of 14.9% as of December 31, 2014.

      The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2015, the Bank had an approved credit line with the FHLB of San Francisco totaling $4.7 billion. Total advances from the FHLB of San Francisco were $275.0 million at December 31, 2015. These borrowings bear fixed rates and are secured by loans. See Note 10 to the Consolidated Financial Statements. At December 31, 2015, the Bank pledged $71.3 million of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $64.4 million from the Federal Reserve Bank Discount Window at December 31, 2015.

      Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At December 31, 2015, investment securities totaled $1.59 billion, with $449.6 million pledged as collateral for borrowings and other commitments. The remaining $1.14 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 74.1% of our time deposits mature within one year or less as of December 31, 2015. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

The business activities of the Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bancorp obtains funding for its activities primarily through dividend income contributed by the Bank, proceeds from the issuance of the Bancorp common stock through our Dividend Reinvestment Plan and the exercise of stock options. Dividends paid to the Bancorp by the Bank are subject to regulatory limitations. Management believes the Bancorp’s liquidity generated from its prevailing sources is sufficient to meet its operational needs.

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

      We establish a tolerance level in our policy for net interest income volatility of plus or minus 5% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At December 31, 2015, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 5.1%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 11.2%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 3.3%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 4.0%.

      Our simulation model also projects the net market value of our portfolio of assets and liabilities. We have established a tolerance level to value the net market value of our portfolio of assets and liabilities in our policy to a change of not less than 0% when the hypothetical rate change is plus or minus 200 basis points. At December 31, 2015, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net market value of our portfolio of assets and liabilities would increase by 1.4%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net market value of our assets and liabilities would increase by 1.1%.

Quantitative Information about Interest Rate Risk

The following table shows the carrying value of our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, as well as the instruments’ total fair values at December 31, 2015, and 2014. For assets, expected maturities are based on contractual maturity. For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits. We use certain assumptions to estimate fair values and expected maturities which are described in Note 17 to the Consolidated Financial Statements. Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts. Off-balance sheet financial instruments represent fair values. The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

								December 31,
	Average							2015		2014
	Interest	Expected Maturity Date at December 31,							Fair		Fair
	Rate	2016	2017	2018	2019	2020	Thereafter	Total	Value	Total	Value
	(Dollars in thousands)
Interest-Sensitive Assets:
Mortgage-backed securities and collateralized mortgage obligations	2.06%	$140,861	$134,807	$120,466	$107,293	$94,969	$463,909	$1,062,305	$1,062,305	$544,348	$544,348
Other investment securities	1.08	184,956	99,332	9,950	-	20,380	209,429	524,047	524,047	774,587	774,587
Loans held for sale	5.96	6,676	-	-	-	-	-	6,676	6,676	973	1,225
Gross loans receivable:
Commercial	3.83	1,797,517	301,245	77,439	36,536	26,935	77,191	2,316,863	2,315,572	2,382,493	2,379,790
Residential mortgage	4.45	2,057	2,358	2,943	4,969	4,692	2,084,316	2,101,335	2,112,481	1,742,938	1,765,472
Commercial mortgage	4.56	558,942	506,452	591,602	484,716	571,824	2,587,682	5,301,218	5,220,251	4,486,443	4,400,716
Real estate construction	4.59	282,376	139,011	14,380	-	-	5,776	441,543	441,453	298,654	298,511
Installment & other	2.50	2,234	259	-	-	-	-	2,493	2,490	3,552	3,534
Interest Sensitive Liabilities:
Other interest-bearing deposits	0.41	511,643	274,427	145,894	77,932	32,558	2,447,831	3,490,285	3,490,285	2,850,818	2,850,818
Time deposits	0.86	3,695,164	997,735	249,147	42,788	907	11	4,985,752	4,987,294	4,267,728	4,269,610
Securities sold under agreements to repurchase	3.89	50,000	250,000	100,000	-	-	-	400,000	413,417	450,000	473,816
Advances from the Federal Home Loan Bank	0.35	250,000	-	25,000	-	-	-	275,000	274,488	425,000	424,974
Other borrowings	-	-	-	-	-	-	18,593	18,593	16,684	19,934	17,978
Long-term debt	2.70	-	-	-	-	-	119,136	119,136	58,420	119,136	59,425

Off-Balance Sheet
Financial Instruments:
Commitments to extend credit		1,041,386	581,484	127,433	48,351	47,822	125,372	1,971,848	(5,570)	2,071,766	(3,442)
Standby letters of credit		47,851	590	6	1	175	458	49,081	(194)	53,910	(243)
Other letters of credit		38,039	-	-	92	-	-	38,131	(22)	48,142	(29)
Bill of lading guarantees		454	-	-	-	-	-	454	(1)	108	-

Country Risk Exposures

The Company’s total assets were $13.3 billion and total foreign country risk net exposures were $651.9 million at December 31, 2015, compared to total assets of $11.5 billion and total foreign country risk net exposures of $787.7 million at December 31, 2014. Total foreign country risk net exposures at December 31, 2015, were comprised primarily of $296.9 million from Hong Kong, $107.0 million from China, $76.7 million from England, $37.0 million from Germany, $30.1 million from Australia, $25.8 million from Switzerland, $23.7 million from France, $21.1 million from Canada, $20.0 million from the Philippines, $5.9 million from Singapore, $3.4 million from Macau, $2.0 million from Taiwan, and $1.3 million from Indonesia. Total foreign country risk net exposures at December 31, 2014, were comprised primarily of $329.4 million from Hong Kong, $139.4 million from China, $111.9 million from England, $48.2 million from Switzerland, $44.1 million from France, $30.4 million from Australia, $23.9 million from Taiwan, $17.1 million from the Philippines, $16.5 million from Japan, $15.6 million from Canada, $8.4 million from Singapore, and $1.8 million from Macau.

All foreign country risk net exposures were to non-sovereign counterparties except $19.8 million due from the Hong Kong Monetary Authority at December 31, 2015 and $20.8 million at December 31, 2014.

Unfunded exposures were $40.7 million at December 31, 2015, and were comprised of $40.0 million of unfunded loans to three financial institutions in China and a $720,000 of unfunded loan to a borrower in Taiwan. Unfunded exposures were $68.9 million at December 31, 2014, and were comprised of $68.2 million of unfunded loans to four financial institutions in China and $720,000 of unfunded loans to a borrower in Taiwan.

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

In May 2014, Bancorp entered into five interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 0.53%. As of December 31, 2015, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $3.0 million, net of taxes, was included in other comprehensive income. For the year ended December 31, 2015, the periodic net settlement of interest rate swaps included in interest expense was $2.8 million compared to $1.5 million in 2014. As of December 31, 2015 and 2014, the ineffective portion of these interest rates swaps was not significant.

In 2014 and 2015, the Bank entered into interest rate swap contracts in the notional amount of $347.2 million for various terms from two to eight years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.69% and receives a variable rate at the one month LIBOR rate plus a weighted average spread of 321 basis points, or at a weighted average rate of 3.51%. As of December 31, 2015 and 2014, the notional amount of fair value interest rate swaps was $340.3 million and $181.3 million, respectively, and their unrealized loss of $1.3 million and $489,000, respectively, were included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $3.3 million in 2015 compared to $1.3 million in 2014. As of December 31, 2015 and 2014, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $7.9 million as of December 31, 2015 and $7.5 million as of December 31, 2014.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At December 31, 2015, the notional amount of option contracts totaled $9.4 million with a net negative fair value of $28,000. At December 31, 2015, spot, forward, and swap contracts in the total notional amount of $100.6 million had a positive fair value of $3.3 million. Spot, forward, and swap contracts in the total notional amount of $115.4 million had a negative fair value of $4.1 million at December 31, 2015. At December 31, 2014, no option contracts were outstanding. At December 31, 2014, spot, forward, and swap contracts in the total notional amount of $167.0 million had a positive fair value of $1.9 million. Spot, forward, and swap contracts in the total notional amount of $178.9 million had a negative fair value of $5.0 million at December 31, 2014.

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

There have not been any changes in the Company’s disclosure controls and procedures that occurred during its fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, these controls and procedures.

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

As of December 31, 2015, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015, based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cathay General Bancorp:

We have audited Cathay General Bancorp’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cathay General Bancorp's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cathay General Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission..

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cathay General Bancorp and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/     KPMG LLP

Los Angeles, California

February 29, 2016

Item 9B.     Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our executive officers, directors, compliance with Section 16 of the Securities Exchange Act of 1934, the code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, and matters relating to corporate governance is incorporated herein by reference from the information set forth under the captions “Proposal One—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors and Corporate Governance” and “Code of Ethics” in our Definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders (our “Proxy Statement”).

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2015, with respect to compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)]
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,031,170	$31.27	3,181,112
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	1,031,170	$31.27	3,181,112

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

10.2

Cathay Bank Employee Stock Ownership Plan, as amended and restated effective January 1, 2010. Previously filed with the Securities and Exchange Commission on February 28, 2011, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.**

10.3

Dividend Reinvestment Plan and Stock Purchase Plan (Amended and Restated) of Bancorp. Previously filed with the Securities and Exchange Commission on July 27, 2015, as an exhibit to Registration Statement No. 333-205888, and incorporated herein by reference.

10.4

Cathay Bank Bonus Deferral Agreement (Amended and Restated). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.5

Cathay General Bancorp 2005 Incentive Plan. Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.5.1

Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Award Agreement. Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.5.2

Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.5.3

Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory) (Nonemployee Director). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.5.4

Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Unit Agreement. Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.5.5

Form of Cathay General Bancorp 2005 Incentive Plan Stock Award Agreement to be used for the purposes of granting certain salary awards. Previously filed with the Securities and Exchange Commission on June 8, 2012, as an exhibit to Bancorp’s Current Report on Form 8-K and incorporated herein by reference.**

10.5.6

Form of Restricted Stock Unit Agreement (Performance Shares – EPS), used to award performance-based restricted stock units under the Company’s 2005 Incentive Plan. Previously filed with the Securities and Exchange Commission on December 24, 2013, as an exhibit to Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.**

10.5.7

Form of Restricted Stock Unit Agreement (Performance Shares – TSR), used to award performance-based restricted stock units under the Company’s 2005 Incentive Plan. Previously filed with the Securities and Exchange Commission on December 24, 2013, as an exhibit to Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.**

10.5.8

Form of Restricted Stock Unit Agreement (Clawback Rider), used in connection with award of performance-based restricted stock units under the Company’s 2005 Incentive Plan. Previously filed with the Securities and Exchange Commission on December 24, 2013, as an exhibit to Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.**

10.5.9

Executive Officer Annual Cash Bonus Program under the Company’s 2005 Incentive Plan. Previously filed with the Securities and Exchange Commission on March 28, 2014 as an exhibit to the Bancorp’s Current Report on Form 8-K/A, and incorporated herein by reference.**

10.5.10	Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated).**+

10.5.11	Form of Restricted Stock Unit Agreement (Performance Shares – EPS), used to award performance-based restricted stock units under the Company’s 2005 Incentive Plan (As Amended and Restated).**+

10.5.12	Form of Restricted Stock Unit Agreement (Performance Shares – TSR), used to award performance-based restricted stock units under the Company’s 2005 Incentive Plan (As Amended and Restated).**+

10.5.13

Form of Restricted Stock Unit Agreement (Clawback Rider), used in connection with award of performance-based restricted stock units under the Company’s 2005 Incentive Plan (As Amended and Restated).**+

10.6.1

Amended and Restated Change of Control Employment Agreement for Peter Wu dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.6.2

Amended and Restated Change of Control Employment Agreement for Anthony M. Tang dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.6.3

Amended and Restated Change of Control Employment Agreement for Heng W. Chen dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.6.4

Amended and Restated Change of Control Employment Agreement for Irwin Wong dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.6.5

Amended and Restated Change of Control Employment Agreement for Kim Bingham dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.6.6

Amended and Restated Change of Control Employment Agreement for Pin Tai dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on November 7, 2014 as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference**

10.6.7

Change of Control Employment Agreement for Donald S. Chow dated as of August 14, 2014.  Previously filed with the Securities and Exchange Commission on November 7, 2014 as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference. **

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

Date: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dunson K. Cheng	President, Chairman of	February 29, 2016
Dunson K. Cheng	the Board, Director, and Chief Executive Officer (principal executive officer)

/s/ Heng W. Chen	Executive Vice President,	February 29, 2016
Heng W. Chen	Chief Financial Officer/Treasurer (principal financial officer) (principal accounting officer)

/s/ Peter Wu	Director	February 29, 2016
Peter Wu

/s/ Anthony M. Tang	Director	February 29, 2016
Anthony M. Tang

/s/ Kelly L. Chan	Director	February 29, 2016
Kelly L. Chan

/s/ Michael M.Y. Chang	Director	February 29, 2016
Michael M.Y. Chang

/s/ Thomas C.T. Chiu	Director	February 29, 2016
Thomas C.T. Chiu

/s/ Nelson Chung	Director	February 29, 2016
Nelson Chung

/s/ Felix S. Fernandez	Director	February 29, 2016
Felix S. Fernandez

/s/ Jane Jelenko	Director	February 29, 2016
Jane Jelenko

/s/ Patrick S.D. Lee	Director	February 29, 2016
Patrick S.D. Lee

/s/ Ting Y. Liu	Director	February 29, 2016
Ting Y. Liu

/s/ Joseph C.H. Poon	Director	February 29, 2016
Joseph C.H. Poon

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2015 and 2014	F-3

Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2015, 2014, and 2013	F-4

Consolidated Statements of Changes in Stockholders’ Equity for each of the years ended December 31, 2015, 2014, and 2013	F-5

Consolidated Statements of Cash Flows for each of the years ended December 31, 2015, 2014, and 2013	F-6

Notes to Consolidated Financial Statements	F-8

Parent-only condensed financial information of Cathay General Bancorp is included in Note 20 to the Consolidated Financial Statements in this Annual Report on Form 10-K	F-52

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cathay General Bancorp:

We have audited the accompanying consolidated balance sheets of Cathay General Bancorp and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cathay General Bancorp and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cathay General Bancorp’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/             KPMG LLP

Los Angeles, California

February 29, 2016

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2015	2014
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$180,130	$176,830
Short-term investments and interest bearing deposits	536,880	489,614
Securities available-for-sale (amortized cost of $1,595,723 in 2015 and $1,324,408 in 2014	1,586,352	1,318,935
Loans held for sale	6,676	973
Loans	10,163,452	8,914,080
Less: Allowance for loan losses	(138,963)	(161,420)
Unamortized deferred loan fees, net	(8,262)	(12,392)
Loans, net	10,016,227	8,740,268
Federal Home Loan Bank stock	17,250	30,785
Other real estate owned, net	24,701	31,477
Affordable housing investments and alternative energy partnerships, net	182,943	104,579
Premises and equipment, net	108,924	99,682
Customers’ liability on acceptances	40,335	35,656
Accrued interest receivable	30,558	25,364
Goodwill	372,189	316,340
Other intangible assets, net	3,677	3,237
Other assets	147,284	143,106
Total assets	$13,254,126	$11,516,846

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$2,033,048	$1,664,914
Interest-bearing deposits:
NOW deposits	966,404	778,691
Money market deposits	1,905,719	1,538,187
Savings deposits	618,164	533,940
Time deposits	4,985,752	4,267,728
Total deposits	10,509,087	8,783,460

Securities sold under agreements to repurchase	400,000	450,000
Advances from the Federal Home Loan Bank	275,000	425,000
Other borrowings for affordable housing investments	18,593	19,934
Long-term debt	119,136	119,136
Acceptances outstanding	40,335	35,656
Other liabilities	144,197	80,772
Total liabilities	11,506,348	9,913,958
Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 87,002,931 issued and 80,806,116 outstanding at December 31, 2015, and 84,022,118 issued and 79,814,553 outstanding at December 31, 2014	870	840
Additional paid-in-capital	880,822	789,519
Accumulated other comprehensive loss, net	(8,426)	(5,569)
Retained earnings	1,059,660	943,834
Treasury stock, at cost (6,196,815 shares at December 31, 2015, and 4,207,565 shares at December 31, 2014	(185,148)	(125,736)
Total equity	1,747,778	1,602,888
Total liabilities and equity	$13,254,126	$11,516,846

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable	$427,621	$390,440	$359,959
Investment securities- taxable	21,523	24,237	43,412
Investment securities- nontaxable	-	-	995
Federal Home Loan Bank stock	3,164	1,974	1,480
Deposits with banks	1,398	1,996	1,150
Total interest and dividend income	453,706	418,647	406,996
INTEREST EXPENSE
Time deposits	39,443	35,111	31,964
Other deposits	12,445	10,658	8,425
Interest on securities sold under agreements to repurchase	15,813	24,685	37,692
Advances from the Federal Home Loan Bank	487	945	528
Long-term debt	5,776	4,467	3,691
Total interest expense	73,964	75,866	82,300
Net interest income before provision for credit losses	379,742	342,781	324,696
Reversal for credit losses	(11,400)	(10,800)	(3,000)
Net interest income after provision for credit losses	391,142	353,581	327,696
NON-INTEREST INCOME
Securities (losses)/gains, net	(3,349)	6,748	27,362
Letters of credit commissions	5,545	6,043	6,281
Depository service fees	5,348	5,288	5,701
Other operating income	25,130	22,448	20,963
Total non-interest income	32,674	40,527	60,307
NON-INTEREST EXPENSE
Salaries and employee benefits	89,960	89,893	88,276
Occupancy expense	17,018	15,735	14,846
Computer and equipment expense	9,828	9,793	9,768
Professional services expense	25,014	22,634	24,574
FDIC and State assessments	9,087	8,796	7,351
Marketing expense	4,926	4,126	3,403
Other real estate owned income	(800)	(1,304)	(235)
Operations of investments in affordable housing and alternative energy partnerships, net	33,335	6,990	7,253
Amortization of core deposit premium	667	719	4,533
Cost associated with debt redemption	-	3,348	22,557
Other operating expense	13,685	13,583	11,507
Total non-interest expense	202,720	174,313	193,833
Income before income tax expense	221,096	219,795	194,170
Income tax expense	59,987	81,965	70,435
Net income	161,109	137,830	123,735
Less: net income attributable to noncontrolling interest	-	-	592
Net income attributable to Cathay General Bancorp	161,109	137,830	123,143
Dividends on preferred stock	-	-	(9,685)
Net income attributable to common stockholders	$161,109	$137,830	$113,458
Other comprehensive (loss)/income, net of tax:
Unrealized holding (losses)/gains on securities available for sale	(4,200)	30,468	(14,335)
Unrealized holding losses on cash flow hedge derivatives	(598)	(2,397)	-
Less: reclassification adjustment for (losses)/gains included in net income	(1,941)	3,911	15,859

Total other comprehensive (loss)/income, net of tax	(2,857)	24,160	(30,194)
Total comprehensive income	$158,252	$161,990	$92,949
Net income attributable to common stockholders per common share
Basic	$2.00	$1.73	$1.44
Diluted	$1.98	$1.72	$1.43
Basic average common shares outstanding	80,563,577	79,661,571	78,954,898
Diluted average common shares outstanding	81,294,796	80,106,895	79,137,983

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2015, 2014, and 2013

(In thousands, except number of shares)

						Accumulated
	Preferred Stock		Common Stock		Additional	Other				Total
	Number of		Number of		Paid-in	Comprehensive	Retained	Treasury	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Stock	Interest	Equity
Balance at December 31, 2012	258,000	$254,580	78,778,288	$830	$768,925	$465	$721,993	$(125,736)	$8,447	$1,629,504

Dividend Reinvestment Plan	-	-	25,984	-	605	-	-	-	-	605
Redemption of Series B Preferred Stock	(258,000)	(258,000)	-	-	(302)	-	-	-	-	(258,302)
Redemption of noncontrolling interest	-	-	-	-	(191)	-	-	-	(8,447)	(8,638)
Restricted stock units vested	-	-	138,220	1	-	-	-	-	-	1
Stock salary	-	-	52,431	1	1,106	-	-	-	-	1,107
Stock options exercised	-	-	594,946	6	14,749	-	-	-	-	14,755
Tax short-fall from stock options	-	-	-	-	(2,509)	-	-	-	-	(2,509)
Stock -based compensation	-	-	-	-	2,106	-	-	-	-	2,106
Cash dividends of $0.08 per share	-	-	-	-	-	-	(6,342)	-	-	(6,342)
Discount accretion and other adjustment on preferred stock	-	3,420	-	-	-	-	(3,420)	-	-	-
Dividends on preferred stock	-	-	-	-	-	-	(6,265)	-	(592)	(6,857)
Change in other comprehensive loss	-	-	-	-	-	(30,194)	-	-	-	(30,194)
Net income	-	-	-	-	-	-	123,143	-	592	123,735
Balance at December 31, 2013	-	-	79,589,869	838	784,489	(29,729)	829,109	(125,736)	-	1,458,971

Dividend Reinvestment Plan	-	-	116,957	1	2,847	-	-	-	-	2,848
Restricted stock units vested	-	-	88,537	1	-	-	-	-	-	1
Shares withheld related to net share settlement of RSUs	-	-	-	-	(850)	-	-	-	-	(850)
Stock issued to directors	-	-	13,690	-	350	-	-	-	-	350
Stock options exercised	-	-	5,500	-	128	-	-	-	-	128
Tax short-fall from stock options	-	-	-	-	(1,285)	-	-	-	-	(1,285)
Stock -based compensation	-	-	-	-	3,840	-	-	-	-	3,840
Cash dividends of $0.29 per share	-	-	-	-	-	-	(23,105)	-	-	(23,105)
Change in other comprehensive loss	-	-	-	-	-	24,160	-	-	-	24,160
Net income	-	-	-	-	-	-	137,830	-		137,830
Balance at December 31, 2014	-	$-	79,814,553	$840	$789,519	$(5,569)	$943,834	$(125,736)	$-	$1,602,888

Dividend Reinvestment Plan	-	-	148,582	2	4,173	-	-	-	-	4,175
Restricted stock units vested	-	-	18,955	-	-	-	-	-	-	-
Warrant exercised	-	-	369	-	-	-	-	-	-	-
Shares withheld related to net share settlement of RSUs	-	-	-	-	(227)	-	-	-	-	(227)
Stock issued to directors	-	-	17,974	-	495	-	-	-	-	495
Stock options exercised	-	-	214,580	2	5,012	-	-	-	-	5,014
Equity consideration for acquisition	-	-	2,580,353	26	82,743	-	-	-	-	82,769
Purchases of treasury stock	-	-	(1,989,250)	-	-	-	-	(59,412)	-	(59,412)
Tax short-fall from stock options	-	-	-	-	(5,348)	-	-	-	-	(5,348)
Stock -based compensation	-	-	-	-	4,455	-	-	-	-	4,455
Cash dividends of $0.56 per share	-	-	-	-	-	-	(45,283)	-	-	(45,283)
Change in other comprehensive loss	-	-	-	-	-	(2,857)	-	-	-	(2,857)
Net income	-	-	-	-	-	-	161,109	-	-	161,109
Balance at December 31, 2015	-	$-	80,806,116	$870	$880,822	$(8,426)	$1,059,660	$(185,148)	$-	$1,747,778

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash Flows from Operating Activities
Net income	$161,109	$137,830	$123,735
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan losses	(11,400)	(10,800)	(3,000)
Provision/(Reversal) for losses on other real estate owned	547	1,619	(2,122)
Deferred tax liability/(benefit)	2,004	31,304	(15,114)
Depreciation and amortization	7,574	7,868	11,347
Net gains on sale and transfers of other real estate owned	(2,012)	(4,065)	(1,793)
Net gains on sale of loans	(786)	(395)	(879)
Proceeds from sale of loans	32,530	19,287	42,573
Originations of loans held for sale	(37,447)	(19,865)	(41,694)
Income associated with debt redemption	-	(555)	-
Amortization on alternative energy partnerships, venture capital and other investments	25,058	436	409
Write-down on impaired securities	3,875	820	-
Gain on sales and calls of securities	(526)	(7,568)	(27,362)
Other non-cash interest (income)/expense	(332)	(137)	1,100
Amortization of security premiums, net	5,140	2,849	4,425
Excess tax short-fall from stock options	5,348	1,285	2,509
Stock based and stock issued to officers and directors compensation expense	4,950	4,190	3,213
Noncontrolling interest	-	-	(592)
Net change in accrued interest receivable and other assets	(3,429)	(2,776)	23,291
Net change in other liabilities	(15,506)	(11,256)	(4,973)
Net cash provided by operating activities	176,697	150,071	115,073
Cash Flows from Investing Activities
(Increase)/decrease in short-term investments	(47,266)	32,260	(104,955)
Purchase of investment securities available-for-sale	(295,497)	(885,782)	(350,130)
Proceeds from maturity and call of investment securities available-for-sale	165,000	585,776	180,088
Proceeds from sale of investment securities available-for-sale	385,234	160,451	575,358
Purchase of mortgage-backed securities available-for-sale	(1,280,870)	(307,617)	(676,529)
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	749,219	768,236	669,658
Proceeds from maturity and call of investment securities held-to-maturity	-	-	50,973
Purchase of Federal Home Loan Bank stock	-	(18,164)	-
Redemption of Federal Home Loan Bank stock	13,535	12,379	16,272
Net increase in loans	(829,501)	(824,558)	(676,245)
Purchase of premises and equipment	(3,518)	(4,777)	(6,182)
Proceeds from sales of premises and equipment	602	-	-
Proceeds from sales of other real estate owned	12,154	29,880	19,411
Increase in investment in affordable housing and alternative energy partnerships	(53,235)	(7,445)	(9,525)
Acquisition, net of cash acquired	6,572	-	-
Net cash used in investing activities	(1,177,571)	(459,361)	(311,806)
Cash Flows from Financing Activities
Net increase in deposits	1,305,255	802,281	596,964
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(50,000)	(350,000)	(450,000)
Advances from Federal Home Loan Bank	5,092,000	9,822,400	2,402,000
Repayment of Federal Home Loan Bank borrowings	(5,242,000)	(9,918,600)	(2,027,000)
Cash dividends	(45,283)	(23,104)	(12,606)
Purchase of treasury stock	(59,412)	-	-
Redemption of Series B preferred stock	-	-	(258,000)
Redemption of noncontrolling interest	-	-	(8,638)
Repayment of subordinated debt	-	-	(50,000)
Repayment of long-term debt and other borrowings	-	(1,445)	-
Proceeds from shares issued to Dividend Reinvestment Plan	4,175	2,848	605
Proceeds from exercise of stock options	5,014	128	14,755
Taxes paid related to net share settlement of RSUs	(227)	(850)	-
Excess tax short-fall from share-based payment arrangements	(5,348)	(1,285)	(2,509)
Net cash provided by financing activities	1,004,174	332,373	205,571
Increase in cash and cash equivalents	3,300	23,083	8,838
Cash and cash equivalents, beginning of the year	176,830	153,747	144,909
Cash and cash equivalents, end of the year	$180,130	$176,830	$153,747

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$72,870	$78,366	$84,848
Income taxes	$69,074	$60,225	$55,521
Non-cash investing and financing activities:
Net change in unrealized holding (loss)/gain on securities available-for-sale, net of tax	$(2,259)	$26,557	$(30,194)
Net change in unrealized losses on interest rate swaps designated as cash flow hedges	$(598)	$(2,397)	$-
Transfers to short-term investments from trading securities	$-	$4,936	$-
Transfers to investment securities available-for-sale at fair value from held-to-maturity	$-	$-	$722,466
Transfers to other real estate owned from loans held for investment	$866	$4,970	$22,171
Loans transferred to loans held for sale	$6,684	$973	$-
Loans to facilitate the sale of other real estate owned	$-	$413	$75
Issuance of stock related to acquisition	$82,857	$-	$-

Supplemental disclosure for acquisitions
Cash and cash equivalents	$63,579	$-	$-
Securities available-for-sale	2,370	-	-
Loans	419,219	-	-
Premises and equipment	13,291	-	-
Other real estate owned	3,048	-	-
Goodwill	55,849	-	-
Core deposit intangible	1,302	-	-
Accrued interest receivable and other assets	2,884	-	-
Total assets acquired	561,542	-	-

Deposits	420,623	-	-
Accrued interest payable and other liabilities	1,056	-	-
Total liabilities assumed	421,679	-	-
Net assets acquired	$139,863	$-	$-
Cash paid	$57,006	$-	$-
Fair value of common stock issued	82,857	-	-
Total consideration paid	$139,863	$-	$-

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

      The accompanying Consolidated Financial Statements include the accounts of Cathay General Bancorp (the “Bancorp”), a Delaware corporation, its wholly-owned subsidiaries, Cathay Bank (the “Bank”), a California state-chartered bank, seven limited partnerships investing in affordable housing projects, Asia Realty Corp., and GBC Venture Capital, Inc. (together, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation. The Consolidated Financial Statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry.

      Organization and Background. The business activities of the Bancorp consist primarily of the operations of the Bank, which owns 100% of the common securities of the following subsidiaries: GBC Real Estate Investments, Inc., Cathay Holdings LLC, Cathay Holdings 2, LLC, Cathay Holdings 3, LLC, Cathay Community Development Corporation, and its wholly owned subsidiary, Cathay New Asia Community Development Corporation.

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

Use of Estimates. The preparation of the Consolidated Financial Statements in accordance with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The significant estimates subject to change relate to the allowance for loan losses, goodwill impairment assessment, other-than-temporary impairment analysis on investments, and fair value disclosures. The more significant of these policies are described below.

Concentrations. The Bank was incorporated in California and started its business from California. Therefore, loans originated and deposits solicited were mainly from California. As of December 31, 2015, gross loans were primarily comprised of 52.2% of commercial mortgage loans and 22.8% of commercial loans. As of December 31, 2015, approximately 61% of the Bank’s residential mortgages were for properties located in California. Approximately 71% of the Company’s CDs of $250,000 or more have been on deposit with the Company for two years or more.

Allowance for Loan Losses. The determination of the amount of the provision for loan losses charged to operations reflects management’s current judgment about the credit quality of the loan portfolio and takes into consideration changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio and in the terms of loans, changes in the experience, ability and depth of lending management, changes in the volume and severity of past due, non-accrual and adversely classified or graded loans, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, the existence and effect of any concentrations of credit and the effect of competition, legal and regulatory requirements, and other external factors. The nature of the process by which loan losses is determined and the appropriate allowance for loan losses requires the exercise of considerable judgment. The allowance is increased or decreased by the provision or credit to the allowance for loan lossesand decreased by charge-offs when management believes the uncollectability of a loan is confirmed.

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

The total allowance for loan losses consists of two components: specific allowances and general allowances. To determine the appropriateness of the allowance in each of these two components, two primary methodologies are employed, the individual loan review analysis methodology and the classification migration methodology. These methodologies support the basis for determining allocations between the various loan categories and the overall appropriateness of our allowance to provide for probable losses inherent in the loan portfolio. These methodologies are further supported by additional analysis of relevant factors such as the historical losses in the portfolio, and environmental factors which include trends in delinquency and non-accrual, and other significant factors, such as the national and local economy, the volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and the concentration of credit.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Trading securities are reported at fair value, with unrealized gains or losses included in income.

Investment in Federal Home Loan Bank (“FHLB”) Stock. As a member of the FHLB system the Bank is required to maintain an investment in the capital stock of the FHLB. The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB. FHLB stock is carried at cost and is pledged as collateral to the FHLB. FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value. The carrying amount of the FHLB stock was $17.3 million at December 31, 2015, and $30.8 million at December 31, 2014. As of December 31, 2015, the Company owned 172,500 shares of FHLB stock, which exceeded the minimum stock requirement of 150,000 shares.

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

      Premises and Equipment. Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets:

Type	Estimated Useful Life (in years)
Buildings	15	to	45
Building improvements	5	to	20
Furniture, fixtures, and equipment	3	to	25
Leasehold improvements	Shorter of useful lives or the terms of the leases

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

      Investments in Affordable Housing Partnerships and Other Tax Credit Investments. The Company is a limited partner in limited partnerships that invest in low-income housing projects that qualify for Federal and/or State income tax credits and a limited partnership that invests in alternative energy systems. As further discussed in Note 7, the partnership interests are accounted for utilizing the equity method of accounting. As of December 31, 2015, seven of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The Company therefore consolidated the financial statements of these seven limited partnerships into its Consolidated Financial Statements. The tax credits from these partnerships are recognized in the consolidated financial statements to the extent they are utilized on the Company’s income tax returns. The investments are reviewed for impairment on an annual basis or on an interim basis if an event occurs that would trigger potential impairment.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

The Company has identified two reporting units for its business: the Commercial Lending unit and the Retail Banking unit. The reporting unit fair values were determined based on an equal weighting of (1) a market approach using a combination of price to earnings multiples determined based on a representative peer group applied to 2015 and forecasted 2016 and 2017 earnings, and a price to book multiple and (2) a dividend discount model with the discount rate determined using the same representative peer group. A control premium was then applied to the unit fair values so determined as of December 31, 2015. As a result of this analysis, the Company determined that there was no goodwill impairment at December 31, 2015 as the fair value of all reporting units exceeded the current carrying amount of the units. No assurance can be given that goodwill will not be written down in future periods.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Comprehensive Income/(loss). Comprehensive income/(loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income/(loss) generally includes net income/(loss), unrealized gains and losses on investments in securities available-for-sale, and cash flow hedges. Comprehensive income/(loss) and its components are reported and displayed in the Company’s consolidated statements of operations and comprehensive income/(loss).

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” issued by the FASB in August 2014, requires an entity’s management to evaluate and disclose conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  In addition, an entity’s management is to disclose management’s plans that alleviated or that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 becomes effective for interim and annual periods beginning on or after December 15, 2016.  Adoption of ASU 2014-15 is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” to improve targeted areas of the consolidation guidance and reduce the number of consolidation models. The Company may either apply the amendments retrospectively or use a modified retrospective approach. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. Adoption of this guidance is not expected to have a significant effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest- Imputation of Interest (Subtopic 835-30).” This update simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued ASU 2015-15, which would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratable over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 becomes effective for interim and annual periods beginning on or after December 15, 2015.  Adoption of ASU 2015-03 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This update simplifies the presentation of deferred income taxes by classifying deferred tax liabilities and assets as noncurrent in a classified statement of financial position. ASU 2015-17 becomes effective for interim and annual periods beginning on or after December 15, 2016.  Adoption of ASU 2015-17 is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This update requires an entity to measure equity investments with readily determinable fair values at fair value with changes in fair value recognized in net income. Equity investment without readily determinable fair values will be measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment and any amount by which the carrying value exceeding the fair value will be recognized as an impairment in net income. This updates requires also an entity to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price option. In addition, this updates requires separate presentation in comprehensive income for changes in the fair value of a liability and in balance sheet by measurement category and form of financial asset. ASU 2016-01 becomes effective for interim and annual periods beginning on or after December 15, 2017.  Adoption of ASU 2016-01 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Goodwill from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. As a result of the business combination, the Company recorded goodwill of $55.8 million.

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

The fair value of the assets and the liabilities acquired as of July 31, 2015 are shown below:

Asia Bancshares, Inc
Assets acquired:
Cash and cash equivalents	$63,579
Securities available-for-sale	2,370
Loans	419,219
Premises and equipment	13,291
Other real estate owned	3,048
Goodwill	55,849
Core deposit intangible	1,302
Accrued interest receivable and other assets	2,884
Total assets acquired	561,542
Liabilities assumed:
Deposits	420,623
Accrued interest payable and other liabilities	1,056
Total liabilities assumed	421,679
Net assets acquired	$139,863

Cash paid	$57,006
Fair value of common stock issued	82,857
Total consideration paid	$139,863

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

      The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were $138,000 for 2015 and zero for 2014. The average excess balance with Federal Reserve Bank was $163.3 million in 2015 and $170.1 million in 2014.   At December 31, 2015, the Bancorp had $7.9 million on deposit in a cash margin account that serves as collateral for the Bancorp’s interest rate swaps.

4.	Investment Securities

Investment Securities. The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of December 31, 2015, and December 31, 2014:

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$284,678	$5	$395	284,288
U.S. government sponsored entities	150,000	-	1,840	148,160
Mortgage-backed securities	1,073,108	560	11,399	1,062,269
Collateralized mortgage obligations	63	-	27	36
Corporate debt securities	74,955	425	1,525	73,855
Mutual funds	6,000	-	167	5,833
Preferred stock of government sponsored entities	2,811	633	228	3,216
Other equity securities	4,108	4,929	342	8,695
Total securities available-for-sale	$1,595,723	$6,552	$15,923	$1,586,352

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$664,206	$63	$265	664,004
Mortgage-backed securities	549,296	1,393	6,386	544,303
Collateralized mortgage obligations	79	-	34	45
Corporate debt securities	94,943	776	1,247	94,472
Mutual funds	6,000		134	5,866
Preferred stock of government sponsored entities	6,276	681	3,733	3,224
Other equity securities	3,608	3,413		7,021
Total securities available-for-sale	$1,324,408	$6,326	$11,799	$1,318,935

The amortized cost and fair value of investment securities at December 31, 2015, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

	Securities Available-for-Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$184,963	$184,956
Due after one year through five years	135,698	135,924
Due after five years through ten years	195,539	192,291
Due after ten years (1)	1,079,523	1,073,181
Total	$1,595,723	$1,586,352

(1) Equity securities are reported in this category

Proceeds from sales of mortgage-backed securities were $648.0 million and from repayments, maturities and calls of mortgage-backed securities were $101.2 million during 2015 compared to proceeds from sales of $698.5 million and proceeds of $69.7 million from repayments, maturities, and calls during 2014. Proceeds from sales of other investment securities were $385.2 million during 2015 compared to $160.5 million during 2014. Proceeds from maturities and calls of other investment securities were $165.0 during 2015 compared to $585.8 million during 2014. In 2015, gains of $2.4 million and losses of $1.9 million were realized on sales and calls of investment securities compared with gains of $18.0 million and losses of $10.5 million realized in 2014. In 2015, the Company recorded investment securities write-downs of $3.9 million compared to $0.8 million in 2014.

The temporarily impaired securities represent 92.0% of the fair value of investment securities as of December 31, 2015. Unrealized losses for securities with unrealized losses for less than twelve months represent 1.0%, and securities with unrealized losses for twelve months or more represent 3.3%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rates or spreads subsequent to the date that these securities were purchased. At December 31, 2015, 7 issues of securities had unrealized losses for 12 months or longer and 47 issues of securities had unrealized losses of less than 12 months.

Total unrealized losses of $15.9 million at December 31, 2015, were primarily caused by increases in interest rates subsequent to the date that these securities were purchased or caused by the widening of credit and liquidity spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment.

At December 31, 2015, management believed the impairment was temporary and, accordingly, no impairment loss on debt securities has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and believes it is more likely than not that it will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of December 31, 2015, and December 31, 2014:

	As of December 15, 2015
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$224,289	$395	5	$-	$-	-	$224,289	$395	5
U.S. government sponsored entities	148,160	1,840	3	-	-	-	148,160	1,840	3
Mortgage-backed securities	1,025,342	11,398	35	6	1	2	1,025,348	11,399	37
Collateralized mortgage obligations	-	-	-	36	27	1	36	27	1
Corporate debt securities	9,950	50	1	43,525	1,475	3	53,475	1,525	4
Mutual funds	-	-	-	5,833	167	1	5,833	167	1
Preferred stock of government sponsored entities	2,488	228	2	-	-	-	2,488	228	2
Other equity securities	158	342	1	-	-	-	158	342	1
Total securities available-for-sale	$1,410,387	$14,253	47	$49,400	$1,670	7	$1,459,787	$15,923	54

	As of December 31, 2014
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$374,153	$265	6	$-	$-	-	$374,153	$265	6
Mortgage-backed securities	-	-	-	425,090	6,386	16	425,090	6,386	16
Collateralized mortgage obligations	-	-	-	45	34	1	45	34	1
Corporate debt securities	-	-	-	63,753	1,247	4	63,753	1,247	4
Mutual funds	-	-	-	5,866	134	1	5,866	134	1
Preferred stock of government sponsored entities	2,448	3,733	2	-	-	-	2,448	3,733	2
Total securities available-for-sale	$376,601	$3,998	8	$494,754	$7,801	22	$871,355	$11,799	30

     Investment securities having a carrying value of $449.6 million at December 31, 2015, and $591.3 million at December 31, 2014, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, and foreign exchange transactions.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The components of loans in the Consolidated Balance Sheets as of December 31, 2015, and December 31, 2014, were as follows:

	As of December 31,
	2015	2014
	(In thousands)
Type of Loans:
Commercial loans	$2,316,863	$2,382,493
Real estate construction loans	441,543	298,654
Commercial mortgage loans	5,301,218	4,486,443
Residential mortgage loans	1,932,355	1,570,059
Equity lines	168,980	172,879
Installment and other loans	2,493	3,552
Gross loans	10,163,452	8,914,080
Less:
Allowance for loan losses	(138,963)	(161,420)
Unamortized deferred loan fees	(8,262)	(12,392)
Total loans and leases, net	$10,016,227	$8,740,268
Loans held for sale	$6,676	$973

The Company pledged real estate loans of $6.8 billion at December 31, 2015, and $3.8 billion at December 31, 2014, to the Federal Home Loan Bank of San Francisco under its blanket lien pledging program. In addition, the Bank pledged $71.3 million at December 31, 2015, and $127.2 million at December 31, 2014, of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program.

Loans serviced for others as of December 31, 2015, totaled $356.7 million and were comprised of $138.0 million of residential mortgages, $90.9 million of commercial real estate loans, $77.3 million of construction loans, and $50.5 million of commercial loans.

      The Company has entered into transactions with its directors, executive officers, or principal holders of its equity securities, or the associates of such persons (“Related Parties”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers who are not related parties. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of December 31, 2015. An analysis of the activity with respect to loans to Related Parties for the years indicated is as follows:

	December 31,
	2015	2014
	(In thousands)
Balance at beginning of year	$83,812	$126,985
Additional loans made	54,975	76,610
Payment received	(47,167)	(119,783)
Balance at end of year	$91,620	$83,812

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

At December 31, 2015, recorded investment in impaired loans totaled $133.8 million and was comprised of nonaccrual loans, excluding loans held for sale, of $52.1 million and accruing TDR’s of $81.7 million. At December 31, 2014, recorded investment in impaired loans totaled $174.5 million and was comprised of nonaccrual loans, excluding loans held for sale, of $70.2 million and accruing TDR’s of $104.3 million. The average balance of impaired loans was $162.9 million in 2015 and $190.2 million in 2014. We considered all non-accrual loans and troubled debt restructurings ("TDR") to be impaired. Interest recognized on impaired loans totaled $4.0 million in 2015 and $5.3 million in 2014. The Bank recognizes interest income on impaired loans based on its existing method of recognizing interest income on non-accrual loans except accruing TDRs. For impaired loans, the amounts previously charged off represent 22.4% at December 31, 2015, and 17.1% at December 31, 2014, of the contractual balances for impaired loans. The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	As of December 31, 2015			As of December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$15,493	$6,721	$-	$19,479	$18,452	$-
Real estate construction loans	51,290	22,002	-	32,924	17,025	-
Commercial mortgage loans	59,954	54,625	-	77,474	75,172	-
Residential mortgage and equity lines	3,233	3,026	-	2,518	2,518	-
Subtotal	$129,970	$86,374	$-	$132,395	$113,167	$-
With allocated allowance
Commercial loans	$7,757	$6,847	$530	$7,003	$5,037	$1,263
Real estate construction loans	-	-	-	19,006	8,703	1,077
Commercial mortgage loans	28,258	27,152	6,792	38,197	34,022	8,993
Residential mortgage and equity lines	14,383	13,437	427	14,019	13,590	465
Subtotal	$50,398	$47,436	$7,749	$78,225	$61,352	$11,798
Total impaired loans	$180,368	$133,810	$7,749	$210,620	$174,519	$11,798

The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	For the year ended December 31,
	2015	2014	2013	2015	2014	2013
	Average Recorded Investment			Interest Income Recognized
	(In thousands)

Commercial loans	$23,960	$26,128	$27,123	$546	$878	$770
Real estate construction loans	22,066	32,439	37,875	261	264	284
Commercial mortgage loans	100,118	114,248	138,121	2,708	3,735	4,256
Residential mortgage and equity lines	16,801	17,411	18,033	482	462	289
Subtotal	$162,945	$190,226	$221,152	$3,997	$5,339	$5,599

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following is a summary of non-accrual loans as of December 31, 2015, 2014, and 2013 and the related net interest foregone for the years then ended:

	2015	2014	2013
	(In thousands)
Non-accrual portfolio loans	$52,130	$70,163	$83,183
Non-accrual loans held-for-sale	5,944	973	-
Total non-accrual loans	$58,074	$71,136	$83,183

Contractual interest due	$5,732	$6,663	$5,851
Interest recognized	119	217	22
Net interest foregone	$5,613	$6,446	$5,829

The following tables present the aging of the loan portfolio by type as of December 31, 2015, and December 31, 2014:

	As of December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$8,367	$221	$-	$3,545	$12,133	$2,304,730	$2,316,863
Real estate construction loans	7,285	-	-	16,306	23,591	417,952	441,543
Commercial mortgage loans	2,243	2,223	-	25,231	29,697	5,271,521	5,301,218
Residential mortgage loans	4,959	1,038	-	7,048	13,045	2,088,290	2,101,335
Installment and other loans	-	-	-	-		2,493	2,493
Total loans	$22,854	$3,482	$-	$52,130	$78,466	$10,084,986	$10,163,452

	As of December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$11,595	$1,238	$-	$6,983	$19,816	$2,362,677	$2,382,493
Real estate construction loans	1,416	-	-	19,963	21,379	277,275	298,654
Commercial mortgage loans	17,654	3,909	-	35,606	57,169	4,429,274	4,486,443
Residential mortgage loans	5,634	732	-	7,611	13,977	1,728,961	1,742,938
Installment and other loans	60	-	-	-	60	3,492	3,552
Total loans	$36,359	$5,879	$-	$70,163	$112,401	$8,801,679	$8,914,080

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

At December 31, 2015, accruing TDRs were $81.7 million and non-accrual TDRs were $39.9 million compared to accruing TDRs of $104.3 million and non-accrual TDRs of $41.6 million at December 31, 2014. The Company has allocated specific reserves of $5.4 million to non-accrual TDRs and $2.0 million to accruing TDRs at December 31, 2015, and $6.5 million to accruing TDRs and $4.9 million to non-accrual TDRs at December 31, 2014. The following table presents TDRs that were modified during 2015, their specific reserve at December 31, 2015, and charge-offs during 2015:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-offs
	(Dollars in thousands)

Commercial loans	3	$1,181	$1,181	$2	$-
Commercial mortgage loans	20	17,204	17,204	708	-
Residential mortgage and equity lines	5	1,521	1,374	42	148
Total	28	$19,906	$19,759	$752	$148

The following table presents TDRs that were modified during 2014, their specific reserve at December 31, 2014, and charge-offs during 2014:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-offs
	(Dollars in thousands)

Commercial loans	4	$10,539	$10,539	$21	$-
Commercial mortgage loans	3	11,817	11,817	5,550	-
Residential mortgage and equity lines	7	2,715	2,715	29	-
Total	14	$25,071	$25,071	$5,600	$-

The following table presents TDRs that were modified during 2013, their specific reserve at December 31, 2013, and charge-offs during 2013:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-off
	(Dollars in thousands)

Commercial loans	9	$12,026	$10,860	$550	$1,166
Commercial mortgage loans	5	13,090	13,090	329	-
Residential mortgage and equity lines	11	3,736	3,658	103	78
Total	25	$28,852	$27,608	$982	$1,244

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

A summary of TDRs by type of concession and by type of loans as of December 31, 2015, and December 31, 2014, are shown below:

	December 31, 2015
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total

Commercial loans	$8,298	$-	$1,726	$10,024
Real estate construction loans	-	-	5,696	5,696
Commercial mortgage loans	16,701	6,045	33,800	56,546
Residential mortgage loans	5,201	999	3,214	9,414
Total accruing TDRs	$30,200	$7,044	$44,436	$81,680

	December 31, 2015

Non-accrual TDRs	Payment Deferral	Rate Reduction and Payment Deferral	Total

Commercial loans	$1,033	$90	$1,123
Real estate construction loans	9,981	5,825	15,806
Commercial mortgage loans	1,544	20,362	21,906
Residential mortgage loans	388	700	1,088
Total non-accrual TDRs	$12,946	$26,977	$39,923

	December 31, 2014
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total

Commercial loans	$11,572	$-	$-	$4,934	$16,506
Real estate construction loans	5,765	-	-	-	5,765
Commercial mortgage loans	20,543	26,694	-	26,351	73,588
Residential mortgage loans	3,316	-	410	4,771	8,497
Total accruing TDRs	$41,196	$26,694	$410	$36,056	$104,356

	December 31, 2014
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total

Commercial loans	$1,423	$860	$1,269	$3,552
Real estate construction loans	-	-	19,462	19,462
Commercial mortgage loans	15,917	-	973	16,890
Residential mortgage loans	1,026	-	688	1,714
Total non-accrual TDRs	$18,366	$860	$22,392	$41,618

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Troubled debt restructurings on accrual status totaled $81.7 million at December 31, 2015, and were comprised of 59 loans, a decrease of $22.7 million, compared to 60 loans totaling $104.4 million at December 31, 2014. TDRs at December 31, 2015, were comprised of 15 non-farm non-residential commercial mortgage loans of $44.9 million, six commercial loans of $10.0 million, 32 single family residential mortgage loans of $9.4 million, one multi-family residential commercial mortgage loan of $6.0 million, four single family residential commercial mortgage loans of $5.7 million, and one construction loan of $5.7 million. We expect that the troubled debt restructuring loans on accruing status as of December 31, 2015, which are all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. The comparable TDRs at December 31, 2014, were comprised of nine commercial loans of $16.5 million, three hotel loans of $15.7 million, 31 single family residential loans of $13.6 million, two industrial and manufactural use building loans of $12.2 million, two land loans for residential purpose of $10.2 million, four commercial condos loans of $10.1 million, three retail shopping and commercial use building loans of $9.0 million, one multi-family residential loan of $6.1 million, one shopping center construction loan of $5.8 million, three office buildings loans of $3.5 million, and one warehouse loan of $1.6 million. The activity within our TDR loans for 2015, 2014, and 2013 are shown below:

Accruing TDRs	2015	2014	2013
	(In thousands)
Beginning balance	$104,356	$117,597	$144,695
New restructurings	17,752	23,740	21,382
Restructured loans restored to accrual status	723	962	6,851
Charge-offs	(104)	-	(78)
Payments	(30,858)	(13,256)	(52,362)
Restructured loans placed on non-accrual	(10,189)	(24,687)	(2,891)
Ending balance	$81,680	$104,356	$117,597

Non-accrual TDRs	2015	2014	2013
	(In thousands)
Beginning balance	$41,618	$38,769	$47,731
New restructurings	2,006	1,331	6,226
Restructured loans placed on non-accrual	10,189	24,687	2,891
Charge-offs	(3,246)	(8,937)	(2,124)
Payments	(9,921)	(11,710)	(4,295)
Foreclosures	-	(1,560)	(4,809)
Restructured loans restored to accrual status	(723)	(962)	(6,851)
Ending balance	$39,923	$41,618	$38,769

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  There were no loans modified as TDRs during the previous twelve months that subsequently defaulted as of December 31, 2015.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty. As of December 31, 2015, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

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

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loans as an active asset is no longer warranted.

The following tables present loan portfolio by risk rating as of December 31, 2015, and as of December 31, 2014:

	As of December 31, 2015
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial loans	$2,143,270	$110,338	$61,297	$1,958	$2,316,863
Real estate construction loans	413,765	5,776	21,502	500	441,543
Commercial mortgage loans	5,018,199	155,553	118,196	9,270	5,301,218
Residential mortgage and equity lines	2,091,434	399	9,502	-	2,101,335
Installment and other loans	2,493	-	-	-	2,493

Total gross loans	$9,669,161	$272,066	$210,497	$11,728	$10,163,452

Loans held for sale	$732	$-	$5,944	$-	$6,676

	As of December 31, 2014
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial loans	$2,260,474	$47,619	$72,561	$1,839	$2,382,493
Real estate construction loans	272,927	-	25,227	500	298,654
Commercial mortgage loans	4,213,453	105,970	167,020	-	4,486,443
Residential mortgage and equity lines	1,733,248	-	9,690	-	1,742,938
Installment and other loans	3,552	-	-	-	3,552

Total gross loans	$8,483,654	$153,589	$274,498	$2,339	$8,914,080

Loans held for sale	$-	$-	$973	$-	$973

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of December 31, 2015, and as of December 31, 2014.

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage and Equity Lines	Consumer and Other	Total
	(In thousands)
December 31, 2015
Loans individually evaluated for impairment
Allowance	$530	$-	$6,792	$427	$-	$7,749
Balance	$13,568	$22,002	$81,776	$16,464	$-	$133,810

Loans collectively evaluated for impairment
Allowance	$55,669	$22,170	$42,648	$10,718	$9	$131,214
Balance	$2,303,295	$419,541	$5,219,442	$2,084,871	$2,493	$10,029,642

Total allowance	$56,199	$22,170	$49,440	$11,145	$9	$138,963
Total balance	$2,316,863	$441,543	$5,301,218	$2,101,335	$2,493	$10,163,452

December 31, 2014
Loans individually evaluated for impairment
Allowance	$1,263	$1,077	$8,993	$465	$-	$11,798
Balance	$23,489	$25,728	$109,194	$16,108	$-	$174,519

Loans collectively evaluated for impairment
Allowance	$46,238	$26,575	$65,680	$11,113	$16	$149,622
Balance	$2,359,004	$272,926	$4,377,249	$1,726,830	$3,552	$8,739,561

Total allowance	$47,501	$27,652	$74,673	$11,578	$16	$161,420
Total balance	$2,382,493	$298,654	$4,486,443	$1,742,938	$3,552	$8,914,080

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage and Equity Lines	Installment and Other Loans	Total
	(In thousands)
2014 Beginning Balance	$65,103	$11,999	$84,753	$12,005	$29	$173,889

Provision/(reversal) for possible loan losses	(22,244)	19,853	(8,197)	(558)	(26)	(11,172)

Charge-offs	(7,875)	(6,747)	(7,458)	(155)	-	(22,235)
Recoveries	12,517	2,547	5,575	286	13	20,938
Net Recoveries/(Charge-offs	4,642	(4,200)	(1,883)	131	13	(1,297)

2014 Ending Balance	$47,501	$27,652	$74,673	$11,578	$16	$161,420
Reserve to impaired loans	$1,263	$1,077	$8,993	$465	$-	$11,798
Reserve to non-impaired loans	$46,238	$26,575	$65,680	$11,113	$16	$149,622
Reserve for off-balance sheet credit commitments	$923	$728	$259	$39	$-	$1,949

2015 Beginning Balance	$47,501	$27,652	$74,673	$11,578	$16	$161,420

Provision/(reversal) for possible loan losses	20,505	(5,684)	(26,035)	(179)	(7)	(11,400)

Charge-offs	(16,426)	-	(3,716)	(285)	-	(20,427)
Recoveries	4,619	202	4,518	31	-	9,370
Net (Charge-offs)/Recoveries	(11,807)	202	802	(254)	-	(11,057)

2015 Ending Balance	$56,199	$22,170	$49,440	$11,145	$9	$138,963
Reserve to impaired loans	$530	$-	$6,792	$427	$-	$7,749
Reserve to non-impaired loans	$55,669	$22,170	$42,648	$10,718	$9	$131,214
Reserve for off-balance sheet credit commitments	$810	$526	$158	$-	$-	$1,494

An analysis of the activity in the allowance for credit losses for the years ended December 31, 2015, 2014, and 2013 is as follows:

	December 31,
	2015	2014	2013
	(In thousands)
Allowance for Loan Losses
Balance at beginning of year	$161,420	$173,889	$183,322
Reversal for credit losses	(11,400)	(10,800)	(3,000)
Transfers to reserve for off-balance sheet credit commitments	-	(372)	-
Loans charged off	(20,427)	(22,235)	(20,442)
Recoveries of charged off loans	9,370	20,938	14,009
Balance at end of year	$138,963	$161,420	$173,889
Reserve for Off-balance Sheet Credit Commitments
Balance at beginning of year	$1,949	$1,363	$1,363
(Reversal)/provision for credit losses and transfers	(455)	586	-
Balance at end of year	$1,494	$1,949	$1,363

Residential mortgage loans in process of formal foreclosure proceedings were $2.0 million at December 31, 2015, compared to $2.3 million at December 31, 2014.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

6.     Other Real Estate Owned

At December 31, 2015, the net carrying value of other real estate owned (“OREO”) decreased $6.8 million, or 21.5%, to $24.7 million from $31.5 million at December 31, 2014. OREO located in Texas was $14.6 million and was comprised of three parcels of land zoned for commercial purpose of $12.3 million, one medical office building of $1.6 million, and a retail store of $761,000. OREO located in the state of New York were comprised of two residential properties of $5.7 million. OREO located in Illinois was $2.9 million and was comprised of two multi-family residential properties of $2.4 million, two office and commercial buildings of $320,000, and a residential property of $153,000. OREO located in California was $891,000 and was comprised primarily of one residential construction project of $414,000 and two parcels of land zoned for commercial purpose of $478,000. OREO located in the state of Washington was an office and commercial use building of $635,000.

For 2014, OREO located in California was $4.1 million and was comprised primarily of one residential property of $2.0 million, four commercial use buildings of $1.2 million, one residential construction project of $526,000, one parcel of land zoned for residential purpose of $243,000, and one parcel of land zoned for commercial purpose of $235,000. OREO located in Texas was $15.7 million and was comprised of three parcels of land zoned for commercial purpose of $12.3 million, one medical office building of $1.6 million, a retail store of $761,000, a commercial building construction project of $752,000, and a shopping center of $304,000. OREO located in Illinois was $4.0 million and was comprised of two multi-family residential properties of $3.1 million and an office of $921,000. OREO located in the state of Washington was an office and commercial use building of $3.8 million. OREO located in the state of New York was $3.8 million and was comprised of one residential property of $2.7 million and a retail store of $1.1 million.

An analysis of the activity in the valuation allowance for other real estate losses for the years ended December 31, 2015, 2014, and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance, beginning of year	$2,110	$13,384	$19,556
Provision/(Reversal) for losses	547	1,619	(2,122)
OREO disposal	(350)	(12,893)	(4,050)
Balance, end of year	$2,307	$2,110	$13,384

The following table presents the components of other real estate owned expense for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Operating expense	$665	$1,142	$3,680
Provision/(reversal) for losses	547	1,619	(2,122)
Net gain on transfers and disposals	(2,012)	(4,065)	(1,793)
Total other real estate owned expense	$(800)	$(1,304)	$(235)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

7.     Investments in Affordable Housing and Alternative Energy Partnerships

      The Company has invested in certain limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States. The Company’s investments in these partnerships were $172.7 million at December 31, 2015, and $104.6 million at December 31, 2014. In addition, in April 2015, the Company invested in an alternative energy partnership that qualify for energy tax credits.

     Investments in affordable housing partnerships, net, were $172.4 million and $104.6 million at December 31, 2015 and 2014, respectively. At December 31, 2015, and December 31, 2014, seven of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s Consolidated Financial Statements increased total assets and liabilities by $24.3 million at December 31, 2015, and by $24.8 million at December 31, 2014. Other borrowings for affordable housing limited partnerships were $18.6 million at December 31, 2015, and $19.9 million at December 31, 2014; recourse is limited to the assets of the limited partnerships. Unfunded commitments for affordable housing limited partnerships of $85.8 million as of December 31, 2015, and $22.0 million as of December 31, 2014, were recorded under other liabilities.

     Each of the partnerships must meet regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining tax credits to be utilized over a multiple-year period are $112.1 million for Federal and $3.3 million for state at December 31, 2015. The Company’s usage of affordable housing and other tax credits approximated $10.1 million in 2015, $10.2 million in 2014, and $9.8 million in 2013. Losses in excess of the Bank’s investment in three limited partnerships have not been recorded in the Company’s Consolidated Financial Statements because the Company had fully satisfied all capital commitments required under the respective limited partnership agreements.

     Investment in the alternative energy tax credit partnership, net, was $10.5 million at December 31, 2015. The Company’s usage of energy tax credits approximated $20.9 million in 2015.

8.     Premises and Equipment

      Premises and equipment consisted of the following as of December 31, 2015, and December 31, 2014:

	As of December 31,
	2015	2014
	(In thousands)
Land and land improvements	$42,407	$33,543
Building and building improvements	78,299	74,550
Furniture, fixtures and equipment	50,378	47,936
Leasehold improvement	14,546	14,006
Construction in process	538	54
	186,168	170,089
Less: Accumulated depreciation/amortization	77,244	70,407
Premises and equipment, net	$108,924	$99,682

The amount of depreciation/amortization included in operating expense was $7.0 million in 2015, $7.1 million in 2014, and $6.7 million in 2013.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

9.	Deposits

The following table displays deposit balances as of December 31, 2015, and December 31, 2014:

	As of December 31,
	2015	2014
	(In thousands)

Demand	$2,033,048	$1,664,914
NOW accounts	966,404	778,691
Money market accounts	1,905,719	1,538,187
Saving accounts	618,164	533,940
Time deposits	4,985,752	4,267,728
Total	$10,509,087	$8,783,460

Time deposits outstanding as of December 31, 2015, mature as follows.

	Expected Maturity Date at December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
	(In thousands)
Time deposits	$3,695,164	$997,735	$249,147	$42,788	$907	$11	$4,985,752

Accrued interest payable on customer deposits was $3.4 million at December 31, 2015, $2.3 million at December 31, 2014, and $2.0 million at December 31, 2013. The following table summarizes the interest expense on deposits by account type for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Interest bearing demand	$1,406	$1,229	$1,017
Money market accounts	10,138	8,627	7,034
Saving accounts	901	802	374
Time deposits	39,443	35,111	31,964
Total	$51,888	$45,769	$40,389

10.	Borrowed Funds

Securities Sold under Agreements to Repurchase. Securities sold under agreements to repurchase were $400.0 million with a weighted average rate of 3.89% at December 31, 2015, compared to $450.0 million with a weighted average rate of 3.85% at December 31, 2014. In 2014, the Company prepaid securities sold under agreements to repurchase totaling $100 million with a weighted average rate of 3.5% and incurred prepayment penalties of $3.4 million compared to no repayments in 2015. As of December 31, 2015, four floating-to-fixed rate agreements totaling $200.0 million with weighted average rate of 5.0% and final maturity in January 2017 have initial floating rates for one year, with floating rates of the three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.89% to 5.07%. As of December 31, 2015, and December 31, 2014, four fixed rate non-callable securities sold under agreements to repurchase totaled $200.0 million with a weighted average rate of 2.78%. Final maturity for the four fixed rate non-callable securities sold under agreements to repurchase is $50.0 million in August 2016, $50.0 million in July 2017, $50.0 million in June 2018, and $50.0 million in July 2018.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $430.2 million as of December 31, 2015, and $516.3 million as of December 31, 2014.

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	2015	2014	2013
	(Dollars in thousands)

Average amount outstanding during the year (1)	$400,822	$629,315	$972,329
Maximum amount outstanding at month-end (2)	400,000	700,000	1,200,000
Balance, December 31	400,000	450,000	800,000
Rate, December 31	3.89%	3.85%	3.87%
Weighted average interest rate for the year	3.95%	3.92%	3.88%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were January 2015, January 2014, and January 2013.

As of December 31, 2015, over-night borrowings from the FHLB were $250.0 million at a rate of 0.27% compared to $400.0 million at a rate of 0.27% at December 31, 2014. At December 31, 2015 and 2014, a $25.0 million advance from the FHLB at a rate of 1.13% was outstanding and will mature in March 2018.

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

Interest of $79,000 during 2015, $93,000 during 2014, and $77,000 during 2013 was accrued on the deferred bonuses. The balance was $1.6 million at December 31, 2015, and $1.5 million at December 31, 2014.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

11.	Capital Resources

Total equity was $1.75 billion at December 31, 2015, an increase of $144.9 million, or 9.0%, from $1.60 billion at December 31, 2014, primarily due to increases in net income of $161.1 million and equity consideration for the acquisition of Asia Bancshares, Inc. of $82.8 million offset by purchases of treasury stock of $59.4 million and common stock cash dividends of $45.3 million. Under the terms of the acquisition of Asia Bancshares, Inc. which was completed on July 31, 2015, we issued 2.58 million shares of our common stock and paid $57.0 million in cash for all of the issued and outstanding stock of Asia Bancshares. The Company paid cash dividends of $0.56 per common share in 2015 and $0.29 per common share in 2014.

In November 2007, the Board of Directors approved a stock repurchase program for the Company to buy back up to one million shares of our common stock, and 377,500 shares were repurchased during 2007. Repurchases of shares were suspended under this program between 2008 and July 2015. In August 2015, the Company resumed stock repurchases under the November 2007 repurchase program and repurchased the remaining 622,500 shares under the November 2007 repurchase program for $18.1 million, or an average price of $29.08 per share.

On August 31, 2015, the Board of Directors approved a new stock repurchase program to buy back up to two million shares of our common stock. In 2015, the Company repurchased 1,366,750 shares for $41.3 million, or $30.22 per share under the August 2015 repurchase program.

As of December 31, 2015, the Company could repurchase up to 633,250 shares of common stock under the August 2015 stock repurchase program, subject to regulatory limitations. The August 2015 stock repurchase program were completed on February 1, 2016 by repurchasing the remaining shares of 633,250 for $17.0 million, or $26.82 per share, in January and February of 2016.

On February 1, 2016, the Board of Directors approved a new stock repurchase program to buy back up to $45.0 million of the Company’s common stock. As of February 16, 2016, the Company repurchased 579,543 shares for $15.8 million, or $27.22 per share, under the February 2016 repurchase program. As of February 16, 2016, the Company may repurchase up to $29.2 million of its common stock under the February 2016 repurchase program.

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

The five special purpose trusts are considered variable interest entities. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the Consolidated Financial Statements of the Company. The Junior Subordinated Notes are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes. Interest expense, excluding impact of cash flow interest rate swaps entered into during June 2014, on the Junior Subordinated Notes was $3.0 million for 2015, $2.9 million for 2014, and $3.0 million for 2013.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

      The table below summarizes the outstanding Junior Subordinated Notes issued by the Company to each trust as of December 31, 2015:

		Principal	Not			Current	Date of	Payable/
	Issuance	Balance of	Redeemable	Stated	Annualized	Interest	Rate	Distribution
Trust Name	Date	Notes	Until	Maturity	Coupon Rate	Rate	Change	Date
(Dollars in thousands)
Cathay Capital Trust I	June 26,	$20,619	June 30,	June 30,	3-month	3.75%	December 30,	March 30
	2003		2008	2033	LIBOR		2015	June 30
					+ 3.15%			September 30
								December 30
Cathay StatutoryTrust I	September 17,	20,619	September 17,	September 17,	3-month	3.53%	December 17,	March 17
	2003		2008	2033	LIBOR		2015	June 17
					+ 3.00%			September 17
								December 17
Cathay Capital Trust II	December 30,	12,887	March 30,	March 30,	3-month	3.50%	December 30,	March 30
	2003		2009	2034	LIBOR		2015	June 30
					+ 2.90%			September 30
								December 30
Cathay Capital Trust III	March 28,	46,392	June 15,	June 15,	3-month	1.99%	December 15,	March 15
	2007		2012	2037	LIBOR		2015	June 15
					+ 1.48%			September 15
								December 15
Cathay Capital Trust IV	May 31,	18,619	September 6,	September 6,	3-month	1.85%	December 7,	March 6
	2007		2012	2037	LIBOR		2015	June 6
					+ 1.4%			September 6
								December 6
Total Junior Subordinated Notes		$119,136

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

12.     Income Taxes

     For the years ended December 31, 2015, 2014, and 2013, the current and deferred amounts of the income tax expense are summarized as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current:
Federal	$31,587	$36,180	$62,254
State	26,396	14,481	23,295
Total Current	$57,983	$50,661	$85,549

Deferred:
Federal	3,738	23,783	(11,162)
State	(1,734)	7,521	(3,952)
Total Deferred	$2,004	$31,304	$(15,114)
Total income tax expense	$59,987	$81,965	$70,435

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes. Net deferred tax assets at December 31, 2015, and at December 31, 2014, are included in other assets in the accompanying Consolidated Balance Sheets and are as follows:

	As of December 31,
	2015	2014
	(In thousands)
Deferred Tax Assets
Loan loss allowance, due to differences in computation of bad debts	$59,639	$66,999
Share-based compensation	7,513	12,808
Accrual for bonuses	4,984	4,585
Non-accrual interest	4,929	3,735
Accrual for litigation	3,209	2,918
Write-down on equity securities and venture capital investments	3,981	2,697
Write-down on other real estate owned	384	1,357
Depreciation and amortization	2,917	-
State tax	4,802	3,253
Unrealized loss on interest rate swaps	2,173	1,739
Unrealized loss on securities available-for-sale, net	3,940	2,301
Other, net	1,743	2,179
Gross deferred tax assets	100,214	104,571

Deferred Tax Liabilities
Investment in affordable housing partnerships	(1,444)	(703)
Basis difference in acquired assets	(4,947)	(3,321)
Dividends on Federal Home Loan Bank common stock	(1,322)	(1,927)
Other, net	(1,937)	(2,372)
Gross deferred tax liabilities	(9,650)	(8,323)
Net deferred tax assets	$90,564	$96,248

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The Company had income tax refunds receivables of $28.9 million at December 31, 2015, and $18.1 million at December 31, 2014. These income tax receivables are included in other assets in the accompanying Consolidated Balance Sheets. At December 31, 2015, the Company had Federal net operating loss carry forwards of approximately $0.3 million which expire through 2022. The Federal net operating loss carry-forwards were acquired in connection with the Company’s acquisition of United Heritage Bank.

At both December 31, 2015 and 2014, there were no unrecognized tax benefits. The Company’s tax returns are open for audits by the Internal Revenue Service back to 2012 and by the California Franchise Tax Board back to 2008. The Company is under audit by the California Franchise Tax Board for the years 2008 to 2011. As the Company is presently under audit by a number of tax authorities, it is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

      Income tax expense results in effective tax rates that differ from the statutory Federal income tax rate for the years indicated as follows:

	2015		2014		2013
	(In thousands)
Tax provision at Federal statutory rate	$77,384	35.0%	$76,928	35.0%	$67,752	35.0%
State income taxes, net of Federal income tax benefit	14,656	6.6	14,324	6.6	12,573	6.5
Interest on obligations of state and political subdivisions, which are exempt from Federal taxation	-	-	-	-	(348)	(0.2)
Low income housing and other tax credits	(30,986)	(14.0)	(10,014)	(4.6)	(10,056)	(5.2)
Other, net	(1,067)	(0.5)	727	0.3	514	0.3
Total income tax expense	$59,987	27.1%	$81,965	37.3%	$70,435	36.4%

13.     Stockholders’ Equity and Earnings per Share

       As a bank holding company, the Bancorp’s ability to pay dividends will depend upon the dividends it receives from the Bank and on the income it may generate from any other activities in which it may engage, either directly or through other subsidiaries.

Under California banking law, the Bank may not, without regulatory approval, pay a cash dividend that exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2015, is restricted to approximately $98.4 million.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the years ended December 31, 2015, and 2014 was as follows:

	2015			2014
	Pre-tax	Tax expense/ (Benefit)	Net-of-tax	Pre-tax	Tax expense/ (Benefit)	Net-of-tax
	(In thousands)
Beginning balance, loss, net of tax
Securities available-for-sale			$(3,172)			$(29,729)
Cash flow hedge derivatives			(2,397)			-
Total			$(5,569)			$(29,729)
Net unrealized (losses)/gains arising during the period
Securities available-for-sale	$(7,247)	$(3,047)	$(4,200)	$52,573	$22,105	$30,468
Cash flow hedge derivatives	(1,032)	(434)	(598)	(4,136)	(1,739)	(2,397)
Total	(8,279)	(3,481)	(4,798)	48,437	20,366	28,071
Reclassification adjustment for net losses/(gains) included in net income
Securities available-for-sale	3,349	1,408	1,941	(6,748)	(2,837)	(3,911)
Cash flow hedge derivatives	-	-	-	-	-	-
Total	3,349	1,408	1,941	(6,748)	(2,837)	(3,911)
Total other comprehensive (loss)/income
Securities available-for-sale	(3,898)	(1,639)	(2,259)	45,825	19,268	26,557
Cash flow hedge derivatives	(1,032)	(434)	(598)	(4,136)	(1,739)	(2,397)
Total	$(4,930)	$(2,073)	$(2,857)	$41,689	$17,529	$24,160
Ending balance, loss, net of tax
Securities available-for sale			$(5,431)			$(3,172)
Cash flow hedge derivatives			(2,995)			(2,397)
Total			$(8,426)			$(5,569)

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

      The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	Year Ended December 31,
	2015			2014			2013
			Per			Per			Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except shares and per share data)
Net income	$161,109			$137,830			$123,143
Dividends on preferred stock	-			-			(9,685)
Basic EPS, income	$161,109	80,563,577	$2.00	$137,830	79,661,571	$1.73	$113,458	78,954,898	$1.44

Effect of dilutive stock options		731,219			445,324			183,085

Diluted EPS, income	$161,109	81,294,796	$1.98	$137,830	80,106,895	$1.72	$113,458	79,137,983	$1.43

Options to purchase an additional 988,569 shares at December 31, 2015, and 2.0 million shares at December 31, 2014, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

      Financial instruments for which contract amounts represent the amount of credit risk include the following:

	As of December 31,
	2015	2014
	(In thousands)
Commitments to extend credit	$1,971,848	$2,071,766
Standby letters of credit	49,081	53,910
Commercial letters of credit	38,131	48,143
Bill of lading guarantees	454	108
Total	$2,059,514	$2,173,927

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

      As of December 31, 2015, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

As of December 31, 2015, commitments to extend credit of $2.0 billion include commitments to fund fixed rate loans of $87.3 million and adjustable rate loans of $1.9 billion.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

      Leases. The Company is obligated under a number of operating leases for premises and equipment with terms ranging from one to 25 years, many of which provide for periodic adjustment of rentals based on changes in various economic indicators. Rental expense was $9.3 million for 2015, $8.2 million for 2014, and $7.7 million for 2013. The following table shows future minimum payments under operating leases with terms in excess of one year as of December 31, 2015.

Year Ending December 31,	Commitments
(In thousands)
2016	$7,887
2017	6,444
2018	4,939
2019	3,209
2020	1,586
Thereafter	4,869
Total minimum lease payments	$28,934

      Rental income was $0.3 million for 2015, $0.2 million for 2014, and $0.3 million for 2013. The following table shows future rental payments to be received under operating leases with terms in excess of one year as of December 31, 2015:

(In thousands)
2016	$294
2017	171
2018	73
2019	58
2020	15
Thereafter	-
Total minimum lease payments to be received	$611

15.           Financial Derivatives

The Company does not speculate on the future direction of interest rates. However, the Company enters into financial derivatives in order to seek mitigation of exposure to interest rate risks related to its interest-earning assets and interest-bearing liabilities. These transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in assets or liabilities and against risk in specific transactions of the Company. In such instances, The Company may protect its position through the purchase or sale of interest rate futures contracts for a specific cash or interest rate risk position. Other hedging transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds. Prior to considering any hedging activities, the Company seeks to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges will require an assessment of basis risk and must be approved by the Bancorp or the Bank’s Investment Committee.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

In May 2014, Bancorp entered into five interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 0.53%. As of December 31, 2015, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $3.0 million, net of taxes, was included in other comprehensive income. For the year ended December 31, 2015, the periodic net settlement of interest rate swaps included in interest expense was $2.8 million compared to $1.5 million in 2014. As of December 31, 2015 and 2014, the ineffective portion of these interest rates swaps was not significant.

In 2014 and 2015, the Bank entered into interest rate swap contracts in the notional amount of $347.2 million for various terms from two to eight years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.69% and receives a variable rate at the one month LIBOR rate plus a weighted average spread of 321 basis points, or at a weighted average rate of 3.51%. As of December 31, 2015 and 2014, the notional amount of fair value interest rate swaps was $340.3 million and $181.3 million, respectively, and their unrealized loss of $1.3 million and $489,000, respectively, were included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $3.3 million in 2015 compared to $1.3 million in 2014. As of December 31, 2015 and 2014, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $7.9 million as of December 31, 2015.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At December 31, 2015, the notional amount of option contracts totaled $9.4 million with a net negative fair value of $28,000. At December 31, 2015, spot, forward, and swap contracts in the total notional amount of $100.6 million had a positive fair value of $3.3 million. Spot, forward, and swap contracts in the total notional amount of $115.4 million had a negative fair value of $4.1 million at December 31, 2015. At December 31, 2014, no option contracts were outstanding. At December 31, 2014, spot, forward, and swap contracts in the total notional amount of $167.0 million had a positive fair value of $1.9 million. Spot, forward, and swap contracts in the total notional amount of $178.9 million had a negative fair value of $5.0 million at December 31, 2014.

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

Currency Option Contracts and Foreign Exchange Contracts. The Company measures the fair value of currency option and foreign exchange contracts based on observable market rates on a recurring basis, a Level 2 measurement.

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at December 31, 2015, and at December 31, 2014:

As of December 31, 2015	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$284,288	$-	$-	$284,288
U.S. government sponsored entities	-	148,160	-	148,160
Mortgage-backed securities	-	1,062,269	-	1,062,269
Collateralized mortgage obligations	-	36	-	36
Corporate debt securities	-	73,855	-	73,855
Mutual funds	5,833	-	-	5,833
Preferred stock of government sponsored entities	-	3,216	-	3,216
Other equity securities	-	8,695	-	8,695
Total securities available-for-sale	290,121	1,296,231	-	1,586,352
Warrants	-	-	62	62
Foreign exchange contracts	-	3,339	-	3,339
Total assets	$290,121	$1,299,570	$62	$1,589,753

Liabilities

Option contracts	$-	$28	$-	$28
Interest rate swaps	-	6,496	-	6,496
Foreign exchange contracts	-	4,124	-	4,124
Total liabilities	$-	$10,648	$-	$10,648

As of December 31, 2014	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$664,004	$-	$-	$664,004
Mortgage-backed securities	-	544,303	-	544,303
Collateralized mortgage obligations	-	45	-	45
Corporate debt securities	-	94,472	-	94,472
Mutual funds	5,866	-	-	5,866
Preferred stock of government sponsored entities	-	3,224	-	3,224
Other equity securities	-	7,021	-	7,021
Total securities available-for-sale	669,870	649,065	-	1,318,935
Warrants	-	-	27	27
Foreign exchange contracts	-	1,876	-	1,876
Total assets	$669,870	$650,941	$27	$1,320,838

Liabilities

Interest rate swaps	$-	$4,626	$-	$4,626
Foreign exchange contracts	-	5,007	-	5,007
Total liabilities	$-	$9,633	$-	$9,633

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at December 31, 2015 and 2014, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at December 31, 2015, and at December 31, 2014, and the total losses for the periods indicated:

	As of December 31, 2015				Total Losses/(Gains)
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2015	December 31, 2014
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$-	$-	$6,317	$6,317	$806	$17
Commercial mortgage loans	-	-	20,359	20,359	598	3,914
Residential mortgage and equity lines	-	-	13,009	13,009	146	27
Total impaired loans	-	-	39,685	39,685	1,550	3,958
Other real estate owned (1	-	10,047	4,235	14,282	404	202
Investments in venture capital and private company stock	-	-	4,922	4,922	553	436
Total assets	$-	$10,047	$48,842	$58,889	$2,507	$4,596

(1) Other real estate owned balance of $24.7. million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2014				Total Losses/(Gains)
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2014	December 31, 2013
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$-	$-	$3,774	$3,774	$17	$5,731
Commercial mortgage loans	-	-	25,029	25,029	3,914	125
Construction- other	-	-	7,625	7,625	-	-
Residential mortgage and equity lines	-	-	13,126	13,126	27	213
Total impaired loans	-	-	49,554	49,554	3,958	6,069
Other real estate owned (1)	-	16,458	4,110	20,568	202	(3,134)
Investments in venture capital and private company stock	-	-	5,495	5,495	436	409
Equity investments	-	-	617	617	-	-
Total assets	$-	$16,458	$59,776	$76,234	$4,596	$3,344

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

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are the expected life of warrant ranging from 1 to 8 years, risk-free interest rate from 1.06% to 2.11%, and stock volatility of the Company from 11.9% to 18.7%.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

Loans held for sale. The Company records loans held for sale at fair value based on quoted price from third party sources, or appraisal reports adjusted by sales commission assumption, a Level 3 measurement.

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

The fair value of impaired loans was calculated based on the net realizable fair value of the collateral or the observable market price of the most recent sale or quoted price from loans held for sale. The Company does not record loans at fair value on a recurring basis. Nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on the current appraised value of the collateral, a Level 2 measurement, or management’s judgment and estimation of value reported on old appraisals which are then adjusted based on recent market trends, a Level 3 measurement.

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

Currency Option and Foreign Exchange Contracts. The Company measures the fair value of currency option and foreign exchange contracts based on observable market rates, a Level 2 measurement.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Fair Value of Financial Instruments

	December 31, 2015		December 31, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$180,130	$180,130	$176,830	$176,830
Short-term investments	536,880	536,880	489,614	489,614
Securities available-for-sale	1,586,352	1,586,352	1,318,935	1,318,935
Loans held for sale	6,676	6,676	973	1,225
Loans, net	10,016,227	9,938,810	8,740,268	8,688,072
Investment in Federal Home Loan Bank stock	17,250	17,250	30,785	30,785
Warrants	62	62	27	27

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	100,602	3,339	167,005	1,876

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$10,509,087	10,509,879	$8,783,460	$8,785,342
Securities sold under agreements to repurchase	400,000	413,417	450,000	473,816
Advances from Federal Home Loan Bank	275,000	274,488	425,000	424,974
Other borrowings	18,593	16,684	19,934	17,978
Long-term debt	119,136	58,420	119,136	59,425

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$9,396	$28	$-	$-
Foreign exchange contracts	$115,418	$4,124	$178,868	$5,007
Interest rate swaps	459,416	6,496	300,480	4,626

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,971,848	$(5,570)	$2,071,766	$(3,442)
Standby letters of credit	49,081	(194)	53,910	(243)
Other letters of credit	38,131	(22)	48,142	(29)
Bill of lading guarantees	454	(1)	108	-

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the level in the fair value hierarchy for the estimated fair values of only financial instruments that are not already on the Consolidated Balance Sheets at fair value at December 31, 2015, and December 31, 2014.

	As of December 31, 2015
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$180,130	$180,130	$-	$-
Short-term investments	536,880	536,880	-	-
Securities available-for-sale	1,586,352	290,121	1,296,231	-
Loans held-for-sale	6,676	-	-	6,676
Loans, net	9,938,810	-	-	9,938,810
Investment in Federal Home Loan Bank stock	17,250	-	17,250	-
Warrants	62	-	-	62
Financial Liabilities
Deposits	10,509,879	-	-	10,509,879
Securities sold under agreement to repurchase	413,417	-	413,417	-
Advances from Federal Home Loan Bank	274,488	-	-	274,488
Other borrowings	16,684	-	-	16,684
Long-term debt	58,420	-	58,420	-

	As of December 31, 2014
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$176,830	$176,830	$-	$-
Short-term investments	489,614	489,614	-	-
Securities available-for-sale	1,318,935	669,870	649,065	-
Loans held-for-sale	1,225	-	-	1,225
Loans, net	8,688,072	-	-	8,688,072
Investment in Federal Home Loan Bank stock	30,785	-	30,785	-
Warrants	27	-	-	27
Financial Liabilities
Deposits	8,785,342	-	-	8,785,342
Securities sold under agreement to repurchase	473,816	-	473,816	-
Advances from Federal Home Loan Bank	424,974	-	424,974	-
Other borrowings	17,978	-	-	17,978
Long-term debt	59,425	-	59,425	-

18.      Employee Benefit Plans

     Employee Stock Ownership Plan. Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company can make annual contributions to a trust in the form of either cash or common stock of the Bancorp for the benefit of eligible employees. Employees are eligible to participate in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for each of two consecutive years for salaried part-time employees. The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations. The Company also pays for the administration of this plan and of the trust. The Company has not made contributions to the trust since 2004 and does not expect to make any contributions in the future. Effective June 17, 2004, the ESOP was amended to provide the participants the election either to reinvest the dividends on the Company stock allocated to their accounts or to have these dividends distributed to the participant. The ESOP trust purchased 18,012 shares in 2015, 11,887 shares in 2014, and 3,825 shares in 2013, of the Bancorp’s common stock at an aggregate cost of $541,000 in 2015, $301,902 in 2014, and $92,000 in 2013. The distribution of benefits to participants totaled 107,202 shares in 2015, 73,439 shares in 2014, and 51,779 shares in 2013. As of December 31, 2015, the ESOP owned 990,047 shares, or 1.2%, of the Company’s outstanding common stock.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

401(k) Plan. In 1997, the Board approved the Company’s 401(k) Profit Sharing Plan, which began on March 1, 1997. Salaried employees who have completed three months of service and have attained the age of 21 are eligible to participate. Enrollment dates are on January 1st, April 1st, July 1st, and October 1st of each year. Participants may contribute up to 75% of their eligible compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code. Participants may change their contribution election on the enrollment dates. The vesting schedule for the matching contribution is 0% for less than two years of service, 25% after two years of service and from then on, at an increment of 25% each year until 100% is vested after five years of service. Effective on October 1, 2014, the Company matches 100% on the first 4.0% of eligible compensation contributed per pay period by the participant, after one year of service. The Company’s contribution amounted to $2.0 million in 2015, $1.4 million in 2014, and $1.0 million in 2013. The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulations. Participants may also borrow up to 50% of the vested amount, with a maximum of $50,000. The minimum loan amount is $1,000.

19.      Equity Incentive Plans

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan. Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock, for up to 7,000,000 shares of the Company’s common stock on a split adjusted basis. In May 2005, the stockholders of the Company approved the 2005 Incentive Plan. In May 2015, the stockholders of the Company approved, amendment, and restatement of the 2005 Incentive Plan which provides that 3,562,168 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, or as restricted stock, or as restricted stock units. As of December 31, 2015, the only options granted by the Company under the 2005 Incentive Plan, as amended and restated, were non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. There were no options granted during the three years ended 2015. The Company expects to issue new shares to satisfy stock option exercises and the vesting of restricted stock units.

Cash received from exercises of stock options totaled $5.0 million for 214,580 shares in 2015, $128,000 for 5,500 shares in 2014, and $14.8 million for 594,946 shares in 2013. Aggregate intrinsic value for options exercised was $2.0 million in 2015 compared to $16,000 in 2014.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

A summary of stock option activity for 2015, 2014, and 2013 follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2012	3,996,630	29.45	2.2	$-
Exercised	(594,946)	$24.80
Forfeited	(588,810)	22.86
Balance, December 31, 2013	2,812,874	31.81	1.9	$2,119
Exercised	(5,500)	$23.37
Forfeited	(474,470)	29.28
Balance, December 31, 2014	2,332,904	32.34	1.2	$1,388
Exercised	(214,580)	$23.37
Forfeited	(1,087,154)	35.13
Balance, December 31, 2015	1,031,170	31.27	0.9	$3,268
Exercisable, December 31, 2015	1,031,170	$31.27

At December 31, 2015, 3,181,112 shares were available under the 2005 Incentive Plan for future grants. The following table shows stock options outstanding and exercisable as of December 31, 2015, the corresponding exercise prices, and the weighted-average contractual life remaining:

	Outstanding
		Weighted-Average
		Remaining Contractual	Exercisable
Exercise Price	Shares	Life (in Years)	Shares

$36.90	203,440	0.1	203,440
38.26	12,000	0.3	12,000
36.24	405,230	0.1	405,230
23.37	410,500	2.1	410,500
	1,031,170	0.9	1,031,170

In addition to stock options, the Company also grants restricted stock units to eligible employees which vest subject to continued employment at the vesting dates.

The Company granted restricted stock units for 72,900 shares at an average closing price of $28.11 per share in 2015, 17,601 shares at an average closing price of $24.66 per share in 2014, and for 25,037 shares at an average closing price of $20.68 per share in 2013. The restricted stock units granted in 2014, 2013, and 2012 are scheduled to vest two years from grant date. The restricted stock units granted in 2015 are scheduled to vest three years from grant date.

In December 2013, the Company granted performance share unit awards in which the number of units earned is calculated based on the relative total shareholder return (“TSR”) of the Company’s common stock as compared to the TSR of the KBW Regional Banking Index. In addition, the Company granted performance share unit awards in which the number of units earned is determined by comparison to the targeted EPS as defined in the award for the 2014 to 2016 period. Performance TSR restricted stock units for 119,840 shares and performance EPS restricted stock units for 116,186 shares were granted to eight executive officers in 2013. In December 2014, the Company granted additional performance TSR restricted stock units for 60,456 shares and performance EPS restricted stock units for 57,642 shares were granted to six executive officers. In December 2015, the Company granted additional performance TSR restricted stock units for 61,209 shares and performance EPS restricted stock units for 57,409 shares were granted to seven executive officers. Both the performance TSR and performance EPS share awarded are scheduled to vest three years from grant date.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents restricted stock unit activity for 2015, 2014, and 2013:

Units
Balance at December 31, 2012	256,616
Granted	261,062
Vested	(138,220)
Balance at December 31, 2013	379,458
Granted	135,699
Vested	(122,832)
Cancelled or forfeited	(5,860)
Balance at December 31, 2014	386,465
Granted	191,518
Vested	(26,924)
Cancelled or forfeited	(8,684)
Balance at December 31, 2015	542,375

All awards are deemed probable of issuance and the compensation expense recorded for restricted stock units was $4.5 million in 2015, $3.8 million in 2014, and $2.0 million in 2013. Unrecognized stock-based compensation expense related to restricted stock units was $7.5 million at December 31, 2015, and is expected to be recognized over the next 2.4 years.

The following table summarizes the tax benefit from options exercised:

	2015	2014	2013
	(In thousands)
Short-fall of tax deductions in excess of grant-date fair value	$(5,348)	$(1,285)	$(2,509)
Benefit of tax deductions on grant-date fair value	6,485	1,292	4,172
Total benefit of tax deductions	$1,137	$7	$1,663

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

20.     Condensed Financial Information of Cathay General Bancorp

The condensed financial information of the Bancorp as of December 31, 2015, and December 31, 2014, and for the years ended December 31, 2015, 2014, and 2013 is as follows:

Balance Sheets

	As of December 31,
	2015	2014
	(In thousands, except
	share and per share data)
Assets
Cash	$5,048	$7,420
Cash pledged as margin for interest rate swaps	7,936	7,465
Short-term certificates of deposit	24,324	23,203
Securities available for sale	11,911	10,244
Investment in bank subsidiaries	1,807,825	1,666,238
Investment in non-bank subsidiaries	5,979	2,631
Other assets	9,551	9,541
Total assets	$1,872,574	$1,726,742
Liabilities
Junior subordinated debt	$119,136	$119,136
Other liabilities	5,660	4,718
Total liabilities	124,796	123,854
Commitments and contingencies	-	-
Stockholders' equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 87,002,931 issued and 80,806,116 outstanding at December 31, 2015, and 84,022,118 issued and 79,814,553 outstanding at December 31, 2014	870	840
Additional paid-in-capital	880,822	789,519
Accumulated other comprehensive loss, net	(8,426)	(5,569)
Retained earnings	1,059,660	943,834
Treasury stock, at cost (6,196,815 shares at December 31, 2015, and 4,207,565 shares at December 31, 2014)	(185,148)	(125,736)
Total stockholders' equity	1,747,778	1,602,888
Total liabilities and stockholders' equity	$1,872,574	$1,726,742

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Statements of Operations

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash dividends from Cathay Bank	$163,301	$30,000	$138,030
Interest income	68	88	157
Interest expense	5,776	4,469	2,994
Non-interest (loss)/income	(1,858)	10,144	434
Non-interest expense	4,644	2,248	2,443
Income before income tax benefit	151,091	33,515	133,184
Income tax (benefit)/expense	(5,134)	1,478	(2,037)
Income before undistributed earnings of subsidiaries	156,225	32,037	135,221
Distributions more than earnings of subsidiaries	-	-	(12,078)
Undistributed earnings of subsidiary	4,884	105,793	-
Net income	$161,109	$137,830	$123,143

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from Operating Activities
Net income	$161,109	$137,830	$123,143
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends in excess of earnings of subsidiaries	-	-	12,078
Equity in undistributed earnings of subsidiaries	(4,884)	(105,793)	-
Gains on sale of securities	-	(10,689)	-
Income associated with debt redemption	-	(555)	-
Write-downs on venture capital and other investments	468	432	357
Write-downs on impaired securities	-	264	-
Loss in fair value of warrants	-	3	56
Stock issued to directors as compensation	495	350	-
Excess tax short-fall from stock options	5,348	1,285	2,509
Net change in other assets	619	(3,445)	(1,684)
Net change in other liabilities	(5,438)	(1,294)	27
Net cash provided by operating activities	157,717	18,388	136,486
Cash flows from Investment Activities
(Increase)/decrease in short-term investment	(1,121)	14,797	123,300
Proceeds from sale of available-for-sale securities	-	12,083	-
Purchase of available-for-sale securities	(410)	(7,920)	-
Venture capital and other investments	-	(590)	(835)
Acquisition, net of cash acquired	(57,006)	-	-
Net cash (used in)/provided by investment activities	(58,537)	18,370	122,465
Cash flows from Financing Activities
Redemption of Series B preferred stock	-	-	(258,000)
Repayment of long-term debt	-	(1,445)	-
Cash dividends	(45,283)	(23,104)	(12,606)
Proceeds from shares issued under the Dividend Reinvestment Plan	4,175	2,848	605
Proceeds from exercise of stock options	5,014	128	14,755
Taxes paid related to net share settlement of RSUs	(227)	(850)	-
Excess tax short-fall from share-based payment arrangements	(5,348)	(1,285)	(2,509)
Purchase of treasury stock	(59,412)	-	-
Net cash used in financing activities	(101,081)	(23,708)	(257,755)
(Decrease)/increase in cash and cash equivalents	(1,901)	13,050	1,196
Cash and cash equivalents, beginning of the year	14,885	1,835	639
Cash and cash equivalents, end of the year	$12,984	$14,885	$1,835

21.     Dividend Reinvestment Plan

      The Company has a Dividend Reinvestment Plan which allows for participants’ reinvestment of cash dividends and certain optional additional investments in the Bancorp’s common stock. Shares issued under the plan and the consideration received were 148,582 shares for $4.2 million in 2015, 116,957 shares for $2.8 million in 2014, and 25,984 shares for $605,000 in 2013.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

      The Federal Deposit Insurance Corporation has established five capital ratio categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A well capitalized institution must have a common equity tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%. At December 31, 2015 and 2014, the Bank qualified as well capitalized under the regulatory framework for prompt corrective action.

The Bancorp’s and the Bank’s capital and leverage ratios as of December 31, 2015, and December 31, 2014, are presented in the tables below:

	Cathay General Bancorp				Cathay Bank
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Common equtiy Tier 1 capital ( to risk-weighted assets)	$1,383,377	12.95	n/a	n/a	$1,443,159	13.54	n/a	n/a
Common equtiy Tier 1 capital minimum requirement	480,830	4.50	n/a	n/a	479,801	4.50	n/a	n/a
Excess	$902,547	8.45	n/a	n/a	$963,358	9.04	n/a	n/a

Tier 1 capital (to risk-weighted assets)	$1,498,810	14.03	$1,406,511	14.96	$1,443,159	13.54	$1,353,481	14.42
Tier 1 capital minimum requirement	641,107	6.00	376,072	4.00	639,735	6.00	375,318	4.00
Excess	$857,703	8.03	$1,030,439	10.96	$803,424	7.54	$978,163	10.42

Total capital (to risk-weighted assets)	$1,634,631	15.30	$1,524,702	16.22	$1,576,525	14.79	$1,471,337	15.68
Total capital minimum requirement	854,809	8.00	752,144	8.00	852,980	8.00	750,637	8.00
Excess	$779,822	7.30	$772,558	8.22	$723,545	6.79	$720,700	7.68

Tier 1 capital (to average assets)
– Leverage ratio	$1,498,810	11.95	$1,406,511	12.99	$1,443,159	11.53	$1,353,481	12.52
Minimum leverage requirement	501,875	4.00	433,121	4.00	500,455	4.00	432,350	4.00
Excess	$996,935	7.95	$973,390	8.99	$942,704	7.53	$921,131	8.52

Risk-weighted assets	$10,685,115		$9,401,803		$10,662,248		$9,382,961
Total average assets (1)	$12,546,879		$10,828,015		$12,511,382		$10,808,747

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

Financial instruments that are eligible for offset in the condensed consolidated balance sheets, as of December 31, 2015, and December 31, 2014, are presented in the following tables:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
December 31, 2015	(In thousands)

Liabilities:
Securities sold under agreements to repurchase	$400,000	$-	$400,000	$-	$(400,000)	$-
Derivatives	$6,496	$-	$6,496	$-	$(6,496)	$-

December 31, 2014

Liabilities:
Securities sold under agreements to repurchase	$450,000	$-	$450,000	$-	$(450,000)	$-
Derivatives	$4,626	$-	$4,626	$-	$(4,626)	$-

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

24.	Quarterly Results of Operations (Unaudited)

      The following table sets forth selected unaudited quarterly financial data:

	Summary of Operations
	2015				2014
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Interest income	$119,519	$116,867	$112,386	$104,934	$106,043	$106,335	$105,062	$101,207
Interest expense	20,103	19,221	17,632	17,008	18,292	19,580	19,445	18,549
Net interest income	99,416	97,646	94,754	87,926	87,751	86,755	85,617	82,658
Reversal for credit losses	(3,000)	(1,250)	(2,150)	(5,000)	(2,000)	(5,100)	(3,700)	-
Net-interest income after provision for loan losses	102,416	98,896	96,904	92,926	89,751	91,855	89,317	82,658
Non-interest income	9,350	9,156	5,619	8,549	7,973	8,974	9,021	14,559
Non-interest expense	53,533	57,471	47,585	44,131	41,125	42,607	42,513	48,068
Income before income tax expense	58,233	50,581	54,938	57,344	56,599	58,222	55,825	49,149
Income tax expense	16,787	12,098	9,738	21,364	21,021	22,313	20,741	17,890
Net income	$41,446	$38,483	$45,200	$35,980	$35,578	$35,909	$35,084	$31,259
Net income per common share
Basic	$0.51	$0.47	$0.57	$0.45	$0.45	$0.45	$0.44	$0.39
Diluted	$0.51	$0.47	$0.56	$0.45	$0.44	$0.45	$0.44	$0.39