Form 10-Q
period 2016-03-31
CATHAY GENERAL BANCORP
filed 2016-05-09
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-31830
CATHAY GENERAL BANCORP

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

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

Common stock, $.01 par value, 78,844,013 shares outstanding as of April 29, 2016.

CATHAY GENERAL BANCORP AND SUBSIDIARies

1ST quarter 2016 REPORT ON FORM 10-Q

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

These and other factors are further described in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015 (Item 1A in particular), other reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings it makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak to the date of this report. We have no intention and undertake no obligation to update any forward-looking statement or to publicly announce any revision of any forward-looking statement to reflect future developments or events, except as required by law.

Bancorp’s filings with the SEC are available at the website maintained by the SEC at http://www.sec.gov, or by request directed to Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attention: Investor Relations (626) 279-3286.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	March 31, 2016	December 31, 2015

Assets
Cash and due from banks	$192,642	$180,130
Short-term investments and interest bearing deposits	432,384	536,880
Securities available-for-sale (amortized cost of $1,476,424 in 2016 and $1,595,723 in 2015)	1,485,124	1,586,352
Loans held for sale	-	6,676
Loans	10,363,647	10,163,452
Less: Allowance for loan losses	(134,552)	(138,963)
Unamortized deferred loan fees, net	(7,585)	(8,262)
Loans, net	10,221,510	10,016,227
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	27,271	24,701
Affordable housing investments and alternative energy partnerships, net	212,795	182,943
Premises and equipment, net	108,231	108,924
Customers’ liability on acceptances	26,843	40,335
Accrued interest receivable	32,517	30,558
Goodwill	372,189	372,189
Other intangible assets, net	3,497	3,677
Other assets	129,766	147,284

Total assets	$13,262,019	$13,254,126

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$2,059,073	$2,033,048
Interest-bearing deposits:
NOW deposits	992,278	966,404
Money market deposits	1,923,114	1,905,719
Savings deposits	602,154	618,164
Time deposits	4,747,497	4,985,752
Total deposits	10,324,116	10,509,087

Securities sold under agreements to repurchase	400,000	400,000
Advances from the Federal Home Loan Bank	475,000	275,000
Other borrowings for affordable housing investments	17,792	18,593
Long-term debt	119,136	119,136
Acceptances outstanding	26,843	40,335
Other liabilities	164,459	144,197
Total liabilities	11,527,346	11,506,348
Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 87,047,371 issued and 78,836,728 outstanding at March 31, 2016, and 87,002,931 issued and 80,806,116 outstanding at December 31, 2015	870	870
Additional paid-in-capital	882,825	880,822
Accumulated other comprehensive loss, net	(1,073)	(8,426)
Retained earnings	1,091,640	1,059,660
Treasury stock, at cost (8,210,643 shares at March 31, 2016, and 6,196,815 shares at December 31, 2015)	(239,589)	(185,148)

Total equity	1,734,673	1,747,778
Total liabilities and equity	$13,262,019	$13,254,126

See accompanying notes to unaudited condensed consolidated financial statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2016	2015
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$114,890	$100,100
Investment securities	6,859	3,774
Federal Home Loan Bank stock	347	581
Deposits with banks	249	479

Total interest and dividend income	122,345	104,934

Interest Expense
Time deposits	10,857	6,773
Other deposits	3,640	4,793
Securities sold under agreements to repurchase	3,934	3,925
Advances from Federal Home Loan Bank	106	93
Long-term debt	1,440	1,424

Total interest expense	19,977	17,008

Net interest income before reversal for credit losses	102,368	87,926
Reversal for loan losses	(10,500)	(5,000)

Net interest income after reversal for credit losses	112,868	92,926

Non-Interest Income
Securities losses, net	(206)	(21)
Letters of credit commissions	1,281	1,268
Depository service fees	1,323	1,301
Other operating income	5,143	6,001

Total non-interest income	7,541	8,549

Non-Interest Expense
Salaries and employee benefits	26,931	22,616
Occupancy expense	4,369	4,021
Computer and equipment expense	2,580	2,502
Professional services expense	4,368	3,370
Data processing service expense	2,250	1,982
FDIC and State assessments	2,589	2,260
Marketing expense	796	820
Other real estate owned expense	295	483
Amortization of investments in low income housing and alternative energy partnerships	2,794	2,383
Amortization of core deposit intangibles	172	177
Other operating expense	4,427	3,517

Total non-interest expense	51,571	44,131

Income before income tax expense	68,838	57,344
Income tax expense	22,675	21,364
Net income	$46,163	35,980

Other comprehensive income, net of tax
Unrealized holding gain on securities available-for-sale	10,354	6,499
Less: reclassification adjustments included in net income	(119)	(12)
Unrealized holding loss on cash flow hedge derivatives	(3,120)	(1,588)
Total other comprehensive gain, net of tax	7,353	4,923
Total comprehensive income	$53,516	$40,903

Net income per common share:
Basic	$0.58	$0.45
Diluted	$0.57	$0.45
Cash dividends paid per common share	$0.18	$0.10
Average common shares outstanding
Basic	79,734,519	79,835,628
Diluted	80,393,849	80,309,383

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31
	2016	2015
	(In thousands)
Cash Flows from Operating Activities
Net income	$46,163	$35,980
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Credit for loan losses	(10,500)	(5,000)
Provision for losses on other real estate owned	128	181
Deferred tax liability	13,315	6,840
Depreciation and amortization	1,923	1,929
Net losses on sale and transfer of other real estate owned	-	154
Net gains on sale of loans	(102)	(596)
Proceeds from sales of loans	3,391	10,360
Originations of loans held-for-sale	(3,289)	(8,791)
Amortization on alternative energy partnerships, venture capital and other investments	1,304	224
Net losses on sales and calls of securities	-	21
Amortization/accretion of security premiums/discounts, net	1,527	502
Write-down on impaired securities	206	-
Excess tax short-fall from share-based payment arrangements	-	4,395
Stock based compensation and stock issued to officers as compensation	1,578	1,570
Net change in accrued interest receivable and other assets	(7,328)	6,631
Net change in other liabilities	(7,207)	1,379
Net cash provided by operating activities	41,109	55,779

Cash Flows from Investing Activities
Decrease/(increase) in short-term investments	104,496	(129,112)
Purchase of investment securities available-for-sale	(25,898)	(703,305)
Proceeds from sale of investment securities available-for-sale	-	741,992
Proceeds from repayments, maturities and calls of investment securities available-for-sale	143,464	12,102
Redemptions of Federal Home Loan Bank stock	-	5,785
Net increase in loans	(174,402)	(305,651)
Purchase of premises and equipment	(1,063)	(562)
Proceeds from sales of other real estate owned	-	1,043
Investment in affordable housing and alternative energy partnerships	(22,326)	(1,351)
Net cash provided by/(used in) investing activities	24,271	(379,059)

Cash Flows from Financing Activities

Net (decrease)/increase in deposits	(184,803)	329,724
Net decrease in federal funds purchased and securities sold under agreements to repurchase	-	(50,000)
Advances from Federal Home Loan Bank	450,000	2,242,000
Repayment of Federal Home Loan Bank borrowings	(250,000)	(2,182,000)
Cash dividends paid	(14,183)	(7,983)
Purchase of treasury stock	(54,441)	-
Proceeds from shares issued under Dividend Reinvestment Plan	545	1,289
Proceeds from exercise of stock options	49	88
Taxes paid related to net share settlement of RSUs	(35)	(114)
Excess tax short-fall from share-based payment arrangements	-	(4,395)
Net cash provided by/(used in) financing activities	(52,868)	328,609
Increase in cash and cash equivalents	12,512	5,329
Cash and cash equivalents, beginning of the period	180,130	176,830
Cash and cash equivalents, end of the period	$192,642	$182,159

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$20,310	$17,370
Income taxes paid	$4,789	$11,884
Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$10,473	$6,511
Net change in unrealized holding loss on cash flow hedge derivatives	$(3,120)	$(1,588)
Transfers to other real estate owned from loans held for investment	$2,698	$701
Loans transferred from held for sale to held for investment, net	$6,676	$-

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, the “Company”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of March 31, 2016, the Bank operated 21 branches in Southern California, 12 branches in Northern California, 12 branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Maryland, one branch in Nevada, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

3. Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This update requires an entity to measure equity investments with readily determinable fair values at fair value with changes in fair value recognized in net income. Equity investment without readily determinable fair values will be measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment and any amount by which the carrying value exceeding the fair value will be recognized as an impairment in net income. This update also requires an entity to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price option. In addition, this update requires separate presentation in comprehensive income for changes in the fair value of a liability and in the balance sheet by measurement category and form of financial asset. ASU 2016-01 becomes effective for interim and annual periods beginning after December 15, 2017.  Adoption of ASU 2016-01 is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments.” This update requires an entity to perform a four-step decision sequence when assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The four-step decision sequence is: the payoff is adjusted based on changes in an index; the payoff is indexed to an underlying other than interest rates or credit risk; the debt involves a substantial premium or discount; and the call or put option is contingently exercisable. ASU 2016-06 becomes effective for interim and annual periods beginning after December 15, 2016.  Adoption of ASU 2016-06 is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, “Investments Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” This update eliminates the requirement to retroactively adopt the equity method of accounting. It requires that an equity method investor add the cost of acquiring the additional interest to the current basis of the previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The retroactive adjustment of the investment is no longer required. ASU 2016-07 becomes effective for interim and annual periods beginning after December 15, 2016.  Adoption of ASU 2016-07 is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 becomes effective for interim and annual periods beginning after December 15, 2016.  Adoption of ASU 2016-09 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth earnings per common share calculations:

	Three months ended March 31,
(Dollars in thousands, except share and per share data)	2016	2015
Net income	$46,163	$35,980

Weighted-average shares:
Basic weighted-average number of common shares outstanding	79,734,519	79,835,628
Dilutive effect of weighted-average outstanding common share equivalents
Warrants	452,368	344,919
Options	83,018	108,457
Restricted stock units	123,944	20,379
Diluted weighted-average number of common shares outstanding	80,393,849	80,309,383

Average stock options and warrants with anti-dilutive effect	359,544	1,670,231
Earnings per common share:
Basic	$0.58	$0.45
Diluted	$0.57	$0.45

5. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock. As of March 31, 2016, the only options granted by the Company were non-statutory stock options to selected Bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008. There were no options granted during the first quarter of 2016 or 2015.

Option compensation expense was zero for the three months ended March 31, 2016, and March 31, 2015. Stock-based compensation was fully recognized over the requisite service period for all awards. There were 2,110 and 3,750 stock option shares exercised in the first quarter ended March 31, 2016 and 2015, respectively. The Company received $49,000 with an aggregate intrinsic value of $9,000 from the exercise of stock options during the first quarter ended March 31, 2016 compared to $88,000 with an aggregate intrinsic value of $10,000 during the first quarter of March 31, 2015. The table below summarizes stock option activity for the periods indicated:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance, December 31, 2015	1,031,170	$31.27	0.9	$3,268
Exercised	(2,110)	23.37
Forfeited	(608,670)	36.46
Balance, March 31, 2016	420,390	$23.80	1.8	$2,026

Exercisable, March 31, 2016	420,390	$23.80	1.8	$2,026

In addition to stock options, the Company also grants restricted stock units to eligible employees that vest subject to continued employment at the vesting dates.

The Company did not grant any restricted stock units in the first quarter of 2016. The Company granted restricted stock units for 37,675 shares at an average closing price for $27.53 per share in 2015.

In December 2013, the Company granted performance share unit awards in which the number of units earned is calculated based on the relative total shareholder return (TSR) of the Company’s common stock as compared to the TSR of the KBW Regional Banking Index. In addition, the Company granted performance share unit awards in which the number of units earned is determined by comparison to the targeted EPS as defined in the award for the 2014 to 2016 period. Performance TSR restricted stock units for 119,840 shares and performance EPS restricted stock units for 116,186 shares were granted to eight executive officers in 2013. In December 2014, the Company granted additional performance TSR restricted stock units for 60,456 shares and performance EPS restricted stock units for 57,642 shares were granted to seven executive officers. In December 2015, the Company granted additional performance TSR restricted stock units for 61,209 shares and performance EPS restricted stock units for 57,409 shares were granted to seven executive officers. Both the performance TSR and performance EPS units awarded are scheduled to vest three years from grant date.

The following table presents restricted stock unit activity during the three months ended March 31, 2016:

Units
Balance at December 31, 2015	542,375
Vested	(4,812)
Balance at March 31, 2016	537,563

The compensation expense recorded for restricted stock units was $1.0 million for the first quarter ended March 31, 2016, compared to $1.1 million in the same period a year ago. Unrecognized stock-based compensation expense related to restricted stock units was $6.5 million as of March 31, 2016, and is expected to be recognized over the next 2.2 years.

As of March 31, 2016, 3,789,782 shares were available under the Company’s 2005 Incentive Plan (as Amended and Restated) for future grants.

The following table summarizes the tax benefit (short-fall) from share-based payment arrangements:

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Tax benefit/(short-fall) of tax deductions in excess of grant-date fair value	$(3,298)	$(4,395)
Benefit of tax deductions on grant-date fair value	3,302	4,442
Total benefit of tax deductions	$4	$47

The short-fall amount from share-based payment arrangements was charged against income tax expense. In addition, $140,000 was offset against the additional paid-in capital that resulted from previously realized excess tax benefits.

6. Investment Securities

Investment securities were $1.49 billion as of March 31, 2016, compared to $1.59 billion as of December 31, 2015. The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of March 31, 2016, and December 31, 2015:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$224,750	$61	$7	$224,804
U.S. government sponsored entities	100,000	10	-	100,010
Mortgage-backed securities	1,063,944	6,553	4	1,070,493
Collateralized mortgage obligations	60	-	26	34
Corporate debt securities	74,957	413	2,267	73,103
Mutual funds	6,000	-	85	5,915
Preferred stock of government sponsored entities	2,811	478	486	2,803
Other equity securities	3,902	4,060	-	7,962
Total	$1,476,424	$11,575	$2,875	$1,485,124

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$284,678	$5	$395	$284,288
U.S. government sponsored entities	150,000	-	1,840	148,160
Mortgage-backed securities	1,073,108	560	11,399	1,062,269
Collateralized mortgage obligations	63	-	27	36
Corporate debt securities	74,955	425	1,525	73,855
Mutual funds	6,000	-	167	5,833
Preferred stock of government sponsored entities	2,811	633	228	3,216
Other equity securities	4,108	4,929	342	8,695
Total	$1,595,723	$6,552	$15,923	$1,586,352

The amortized cost and fair value of investment securities as of March 31, 2016, by contractual maturities, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-For-Sale
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$154,963	$154,978
Due after one year through five years	104,879	105,470
Due after five years through ten years	145,501	143,358
Due after ten years (1)	1,071,081	1,081,318
Total	$1,476,424	$1,485,124

(1) Equity securities are reported in this category

There were no sales transactions of mortgage-backed securities during the first quarter of 2016. Proceeds of $406.9 million were received from the sale of mortgage-backed securities during the three months ended March 31, 2015. Proceeds from repayments, maturities and calls of mortgage-backed securities were $33.5 million and $12.1 million for the three months ended March 31, 2016 and 2015, respectively. There were no sales transactions of other investment securities during the three months ended March 31, 2016. Proceeds of $335.1 million were received from the sale of other investment securities during the three months ended March 31, 2015. Proceeds from maturities and calls of other investment securities were $110.0 million during the three months ended March 31, 2016 compared to zero during the same period a year ago. No gains and losses were realized on sales of investment securities but a permanent impairment write-down of $206,000 was recorded during the three months ended March 31, 2016 compared to gains of $1.7 million and losses of $1.7 million realized during the same period a year ago.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of March 31, 2016, and December 31, 2015:

	March 31, 2016
	Temporarily impaired securities

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$29,965	$7	$-	$-	$29,965	$7
Mortgage-backed securities	389	3	46	1	435	4
Collateralized mortgage obligations	-	-	34	26	34	26
Corporate debt securities	9,950	50	42,783	2,217	52,733	2,267
Mutual funds	-	-	5,915	85	5,915	85
Preferred stock of government sponsored entities	2,230	486	-	-	2,230	486
Total	$42,534	$546	$48,778	$2,329	$91,312	$2,875

	December 31, 2015
	Temporarily impaired securities

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$224,289	$395	$-	$-	$224,289	$395
U.S. government sponsored entities	148,160	1,840	-	-	148,160	1,840
Mortgage-backed securities	1,025,342	11,398	6	1	1,025,348	11,399
Collateralized mortgage obligations	-	-	36	27	36	27
Corporate debt securities	9,950	50	43,525	1,475	53,475	1,525
Mutual funds	-	-	5,833	167	5,833	167
Preferred stock of government sponsored entities	2,488	228	-	-	2,488	228
Other equity securities	158	342	-	-	158	342
Total	$1,410,387	$14,253	$49,400	$1,670	$1,459,787	$15,923

As of March 31, 2016, the Company had unrealized losses of $2.9 million. The unrealized losses on these securities were primarily attributed to yield curve movement, together with the widened liquidity spread and credit spread. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. Management believes the impairment was temporary and, accordingly, no impairment loss on these securities has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

Investment securities having a carrying value of $445.6 million as of March 31, 2016, and $449.6 million as of December 31, 2015, were pledged to secure public deposits, other borrowings, treasury tax and loan, and securities sold under agreements to repurchase.

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

The types of loans in the condensed consolidated balance sheets as of March 31, 2016, and December 31, 2015, were as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Type of Loans:
Commercial loans	$2,251,187	$2,316,863
Residential mortgage loans	2,043,789	1,932,355
Commercial mortgage loans	5,445,575	5,301,218
Real estate construction loans	453,469	441,543
Equity lines	168,283	168,980
Installment and other loans	1,344	2,493
Gross loans	$10,363,647	$10,163,452
Less:
Allowance for loan losses	(134,552)	(138,963)
Unamortized deferred loan fees	(7,585)	(8,262)
Total loans, net	$10,221,510	$10,016,227
Loans held for sale	$-	$6,676

As of March 31, 2016, recorded investment in impaired loans totaled $134.8 million and was comprised of non-accrual loans of $44.6 million and accruing troubled debt restructured loans (TDRs) of $90.2 million. As of December 31, 2015, recorded investment in impaired loans totaled $133.8 million and was comprised of non-accrual loans of $52.1 million and accruing TDRs of $81.7 million. For impaired loans, the amounts previously charged off represent 14.2% as of March 31, 2016, and 22.4% as of December 31, 2015, of the contractual balances for impaired loans. The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	Impaired Loans
	Average Recorded Investment		Interest Income Recognized
	Three months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015

Commercial loans	$12,670	$25,426	$120	$229
Real estate construction loans	20,292	22,990	65	65
Commercial mortgage loans	87,452	110,293	890	917
Residential mortgage loans and equity lines	16,991	17,280	132	124
Total impaired loans	$137,405	$175,989	$1,207	$1,335

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated:

	Impaired Loans
	March 31, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$10,912	$8,968	$-	$15,493	$6,721	$-
Real estate construction loans	33,009	11,857	-	51,290	22,002	-
Commercial mortgage loans	74,480	67,988	-	59,954	54,625	-
Residential mortgage loans and equity lines	4,929	4,784	-	3,233	3,026	-
Subtotal	$123,330	$93,597	$-	$129,970	$86,374	$-
With allocated allowance
Commercial loans	$4,188	$2,718	$225	$7,757	$6,847	$530
Commercial mortgage loans	27,369	26,157	6,593	28,258	27,152	6,792
Residential mortgage loans and equity lines	13,334	12,343	372	14,383	13,437	427
Subtotal	$44,891	$41,218	$7,190	$50,398	$47,436	$7,749
Total impaired loans	$168,221	$134,815	$7,190	$180,368	$133,810	$7,749

The following tables present the aging of the loan portfolio by type as of March 31, 2016, and as of December 31, 2015:

	March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$35,329	$7,920	$-	$2,645	$45,894	$2,205,293	$2,251,187
Real estate construction loans	1,529	-	-	6,179	7,708	445,761	453,469
Commercial mortgage loans	17,136	1,144	-	28,537	46,817	5,398,758	5,445,575
Residential mortgage loans and equity lines	6,087	-	-	7,282	13,369	2,198,703	2,212,072
Installment and other loans	-	-	-	-	-	1,344	1,344
Total loans	$60,081	$9,064	$-	$44,643	$113,788	$10,249,859	$10,363,647

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$8,367	$221	$-	$3,545	$12,133	$2,304,730	$2,316,863
Real estate construction loans	7,285	-	-	16,306	23,591	417,952	441,543
Commercial mortgage loans	2,243	2,223	-	25,231	29,697	5,271,521	5,301,218
Residential mortgage loans and equity lines	4,959	1,038	-	7,048	13,045	2,088,290	2,101,335
Installment and other loans	-	-	-	-		2,493	2,493
Total loans	$22,854	$3,482	$-	$52,130	$78,466	$10,084,986	$10,163,452

The determination of the amount of the allowance for loan losses for impaired loans is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for loan losses. The nature of the process by which the Bank determines the appropriate allowance for loan losses requires the exercise of considerable judgment. This allowance evaluation process is also applied to troubled debt restructurings since they are considered to be impaired loans.

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

As of March 31, 2016, accruing TDRs were $90.2 million and non-accrual TDRs were $23.2 million compared to accruing TDRs of $81.7 million and non-accrual TDRs of $39.9 million as of December 31, 2015. The Company allocated specific reserves of $1.5 million to accruing TDRs and $5.3 million to non-accrual TDRs as of March 31, 2016, and $2.0 million to accruing TDRs and $5.4 million to non-accrual TDRs as of December 31, 2015. There were no TDRs that were modified during the first quarter of 2016. The following table presents TDRs that were modified during the first quarter of 2015, their specific reserves as of March 31, 2015, and charge-offs during the first quarter of 2015:

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

Modifications of the loan terms during the first quarter of 2015 were in the form of changes in the stated interest rate, an extension of maturity dates, and/or a reduction in monthly payment amounts. The length of time for which modifications involving a reduction of the stated interest rate or changes in payment terms that were documented ranged from six months to three years from the modification date.

We expect that the TDRs on accruing status as of March 31, 2016, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  A summary of TDRs by type of concession and by type of loan, as of March 31, 2016, and December 31, 2015, is shown below:

	March 31, 2016
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$7,446	$-	$1,595	$9,041
Real estate construction loans	-	-	5,679	5,679
Commercial mortgage loans	26,393	6,025	33,189	65,607
Residential mortgage loans	5,154	996	3,695	9,845
Total accruing TDRs	$38,993	$7,021	$44,158	$90,172

	March 31, 2016
Non-accrual TDRs	Payment Deferral	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$1,001	$90	$1,091
Commercial mortgage loans	1,532	20,028	21,560
Residential mortgage loans	381	177	558
Total non-accrual TDRs	$2,914	$20,295	$23,209

	December 31, 2015
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total

Commercial loans	$8,298	$-	$1,726	$10,024
Real estate construction loans	-	-	5,696	5,696
Commercial mortgage loans	16,701	6,045	33,800	56,546
Residential mortgage loans	5,201	999	3,214	9,414
Total accruing TDRs	$30,200	$7,044	$44,436	$81,680

	December 31, 2015
Non-accrual TDRs	Payment Deferral	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$1,033	$90	$1,123
Real estate construction loans	9,981	5,825	15,806
Commercial mortgage loans	1,544	20,362	21,906
Residential mortgage loans	388	700	1,088
Total non-accrual TDRs	$12,946	$26,977	$39,923

The activity within our TDRs for the periods indicated are shown below:

	Three months ended March 31,
Accruing TDRs	2016	2015
	(In thousands)
Beginning balance	$81,680	$104,356
New restructurings	-	10,628
Restructured loans restored to accrual status	10,303	-
Charge-offs	-	(148)
Payments	(1,811)	(4,254)
Restructured loans placed on non-accrual status	-	(10,189)
Ending balance	$90,172	$100,393

	Three months ended March 31,
Non-accrual TDRs	2016	2015
	(In thousands)
Beginning balance	$39,923	$41,618
New restructurings	-	209
Restructured loans placed on non-accrual status	-	10,189
Charge-offs	-	(2,754)
Payments	(6,411)	(4,721)
Restructured loans restored to accrual status	(10,303)	-
Ending balance	$23,209	$44,541

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as a TDR during the previous twelve months and which subsequently defaulted as of March 31, 2016.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of March 31, 2016, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

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

The Company had no loans held for sale as of March 31, 2016. The following tables present the loan portfolio by risk rating as of March 31, 2016, and as of December 31, 2015:

	March 31, 2016
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,081,780	$92,891	$75,461	$1,055	$2,251,187
Real estate construction loans	436,415	5,197	11,357	500	453,469
Commercial mortgage loans	5,131,844	187,237	117,324	9,170	5,445,575
Residential mortgage loans and equity lines	2,200,400	1,931	9,741	-	2,212,072
Installment and other loans	1,344	-	-	-	1,344
Total gross loans	$9,851,783	$287,256	$213,883	$10,725	$10,363,647

	December 31, 2015
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,143,270	$110,338	$61,297	$1,958	$2,316,863
Real estate construction loans	413,765	5,776	21,502	500	441,543
Commercial mortgage loans	5,018,199	155,553	118,196	9,270	5,301,218
Residential mortgage loans and equity lines	2,091,434	399	9,502	-	2,101,335
Installment and other loans	2,493	-	-	-	2,493
Total gross loans	$9,669,161	$272,066	$210,497	$11,728	$10,163,452

Loans held for sale	$732	$-	$5,944	$-	$6,676

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of March 31, 2016, and as of December 31, 2015:

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage Loans and Equity Lines	Installment and Other Loans	Total
	(In thousands)
March 31, 2016
Loans individually evaluated for impairment
Allowance	$225	$-	$6,593	$372	$-	$7,190
Balance	$11,686	$11,857	$94,145	$17,127	$-	$134,815

Loans collectively evaluated for impairment
Allowance	$56,156	$12,744	$43,858	$14,597	$7	$127,362
Balance	$2,239,501	$441,612	$5,351,430	$2,194,945	$1,344	$10,228,832

Total allowance	$56,381	$12,744	$50,451	$14,969	$7	$134,552
Total balance	$2,251,187	$453,469	$5,445,575	$2,212,072	$1,344	$10,363,647

December 31, 2015
Loans individually evaluated for impairment
Allowance	$530	$-	$6,792	$427	$-	$7,749
Balance	$13,568	$22,002	$81,776	$16,464	$-	$133,810

Loans collectively evaluated for impairment
Allowance	$55,669	$22,170	$42,648	$10,718	$9	$131,214
Balance	$2,303,295	$419,541	$5,219,442	$2,084,871	$2,493	$10,029,642

Total allowance	$56,199	$22,170	$49,440	$11,145	$9	$138,963
Total balance	$2,316,863	$441,543	$5,301,218	$2,101,335	$2,493	$10,163,452

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016, and March 31, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage Loans and Equity Lines	Installment and Other Loans	Total
	(In thousands)

2016 Beginning Balance	$56,199	$22,170	$49,440	$11,145	$9	$138,963
Provision/(credit) for possible credit losses	1,265	(16,702)	978	3,961	(2)	(10,500)
Charge-offs	(2,070)	-	(110)	(149)	-	(2,329)
Recoveries	987	7,276	143	12		8,418
Net (charge-offs)/recoveries	(1,083)	7,276	33	(137)	-	6,089

March 31, 2016 Ending Balance	$56,381	$12,744	$50,451	$14,969	$7	$134,552
Reserve for impaired loans	$225	$-	$6,593	$372	$-	$7,190
Reserve for non-impaired loans	$56,156	$12,744	$43,858	$14,597	$7	$127,362
Reserve for off-balance sheet credit commitments	$2,641	$-	$53	$-	$-	$2,694

2015 Beginning Balance	$47,501	$27,652	$74,673	$11,578	$16	$161,420
Provision/(credit) for possible credit losses	793	(4,427)	(1,697)	328	3	(5,000)
Charge-offs	(864)	-	(3,452)	(148)	-	(4,464)
Recoveries	2,275	45	1,794	19	-	4,133
Net (charge-offs)/recoveries	1,411	45	(1,658)	(129)	-	(331)

March 31, 2015 Ending Balance	$49,705	$23,270	$71,318	$11,777	$19	$156,089
Reserve for impaired loans	$3,911	$-	$6,635	$498	$-	$11,044
Reserve for non-impaired loans	$45,794	$23,270	$64,683	$11,279	$19	$145,045
Reserve for off-balance sheet credit commitments	$903	$527	$181	$40	$1	$1,652

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

9. Borrowed Funds

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $400 million with a weighted average rate of 3.89% as of March 31, 2016, compared to $400 million with a weighted average rate of 3.89% as of December 31, 2015. As of March 31, 2016, four floating-to-fixed rate agreements totaling $200 million with a weighted average rate of 5.0% and final maturity in January 2017 had initial floating rates for one year, with floating rates of the three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.89% to 5.07%. As of March 31, 2016, and December 31, 2015, four fixed rate non-callable securities sold under agreements to repurchase totaled $200 million with a weighted average rate of 2.78%. Final maturity for the four fixed rate non-callable securities sold under agreements to repurchase was $50.0 million in August 2016, $50.0 million in July 2017, $50.0 million in June 2018, and $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $429 million as of March 31, 2016, and $430 million as of December 31, 2015.

Borrowing from the FHLB. As of March 31, 2016, over-night borrowings from the FHLB were $100 million at a rate of 0.48% compared to $250 million at a rate of 0.27% as of December 31, 2015. As of March 31, 2016, the advances from the FHLB were $375 million at a rate of 0.46% compared to $25 million at a rate of 1.13% as of December 31, 2015. As of March 31, 2016, FHLB advances of $350 million will mature in April 2016 and $25 million will mature in March 2018.

10. Income Taxes

Income tax expense totaled $22.7 million, or an effective tax rate of 32.9%, for the three months ended March 31, 2016, compared to an income tax expense of $21.4 million, or an effective tax rate of 37.3%, for the same period in 2015. The effective tax rate includes the impact of the utilization of low income housing tax credits and the utilization of alternative energy tax credits.

As of December 31, 2015, the Company had income tax refunds receivable of $28.9 million. These income tax receivables are included in other assets in the accompanying condensed consolidated balance sheets.

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

The Company uses the following methodologies to measure the fair value of its financial assets and liabilities on a recurring basis:

Securities Available for Sale. For certain actively traded agency preferred stock, mutual funds, and U.S. Treasury securities, the Company measures the fair value based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement. The Company also measures securities by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement. This category generally includes U.S. Government agency securities, state and municipal securities, mortgage-backed securities (“MBS”), commercial MBS, collateralized mortgage obligations, asset-backed securities, corporate bonds and trust preferred securities.

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2016, and December 31, 2015:

March 31, 2016	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$224,804	$-	$-	$224,804
U.S. government sponsored entities		100,010	-	100,010
Mortgage-backed securities	-	1,070,493	-	1,070,493
Collateralized mortgage obligations	-	34	-	34
Corporate debt securities	-	73,103	-	73,103
Mutual funds	5,915	-	-	5,915
Preferred stock of government sponsored entities	-	2,803	-	2,803
Other equity securities	-	7,962	-	7,962
Total securities available-for-sale	230,719	1,254,405	-	1,485,124
Warrants	-	-	94	94
Foreign exchange contracts	-	3,313	-	3,313
Total assets	$230,719	$1,257,718	$94	$1,488,531

Liabilities

Interest rate swaps	$-	$14,878	$-	$14,878
Foreign exchange contracts	-	913	-	913
Total liabilities	$-	$15,791	$-	$15,791

December 31, 2015	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$284,288	$-	$-	$284,288
U.S. government sponsored entities	-	148,160	-	$148,160
Mortgage-backed securities	-	1,062,269	-	1,062,269
Collateralized mortgage obligations	-	36	-	36
Corporate debt securities	-	73,855	-	73,855
Mutual funds	5,833	-	-	5,833
Preferred stock of government sponsored entities	-	3,216	-	3,216
Other equity securities	-	8,695	-	8,695
Total securities available-for-sale	290,121	1,296,231	-	1,586,352
Warrants	-	-	62	62
Foreign exchange contracts	-	3,339	-	3,339
Total assets	$290,121	$1,299,570	$62	$1,589,753

Liabilities

Option contracts	$-	$28	$-	$28
Interest rate swaps	-	6,496	-	$6,496
Foreign exchange contracts	-	4,124	-	4,124
Total liabilities	$-	$10,648	$-	$10,648

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $94,000 as of March 31, 2016, compared to $62,000 as of December 31, 2015. The fair value adjustment of warrants was included in other operating income in the first quarter of 2016. The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from 1 to 7 years, risk-free interest rate from 0.79% to 1.60%, and stock volatility from 13.06% to 18.21%.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the condensed consolidated balance sheets as of March 31, 2016, the following tables provide the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of March 31, 2016, and December 31, 2015, and the total losses for the periods indicated:

	March 31, 2016				Total Losses
	Fair Value Measurements Using			Total at	Three Months Ended
	Level 1	Level 2	Level 3	Fair Value	March 31, 2016	March 31, 2015
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$2,493	$2,493	$-	$-
Commercial mortgage loans	-	-	19,565	19,565	-	56
Residential mortgage loans and equity lines	-	-	11,971	11,971	-	148
Total impaired loans	-	-	34,029	34,029	-	204
Other real estate owned (1)	-	11,906	4,206	16,112	128	181
Investments in venture capital and private company stock	-	-	4,831	4,831	110	224
Total assets	$-	$11,906	$43,066	$54,972	$238	$609

(1) Other real estate owned balance of $27.3 million in the condensed consolidated balance sheet is net of estimated disposal costs.

	December 31, 2015				Total Losses
	Fair Value Measurements Using			Total at	Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2015	December 31, 2014
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$6,317	$6,317	$806	$17
Commercial mortgage loans	-	-	20,359	20,359	598	3,914
Residential mortgage loans and equity lines	-	-	13,009	13,009	146	27
Total impaired loans	-	-	39,685	39,685	1,550	3,958
Other real estate owned (1)	-	10,047	4,235	14,282	404	202
Investments in venture capital and private company stock	-	-	4,922	4,922	553	436
Total assets	$-	$10,047	$48,842	$58,889	$2,507	$4,596

(1) Other real estate owned balance of $24.7 million in the consolidated balance sheet is net of estimated disposal costs.

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

The following table presents the carrying and notional amounts and estimated fair value of financial instruments as of March 31, 2016, and as of December 31, 2015:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$192,642	$192,642	$180,130	$180,130
Short-term investments	432,384	432,384	536,880	536,880
Securities available-for-sale	1,485,124	1,485,124	1,586,352	1,586,352
Loans held for sale	-	-	6,676	6,676
Loans, net	10,221,510	10,142,747	10,016,227	9,938,810
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250
Warrants	94	94	62	62

	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange contracts	$138,201	$3,314	$100,602	$3,339

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Deposits	$10,324,116	$10,331,030	$10,509,087	$10,509,879
Securities sold under agreements to repurchase	400,000	413,195	400,000	413,417
Advances from Federal Home Loan Bank	475,000	475,128	275,000	274,488
Other borrowings	17,792	15,478	18,593	16,684
Long-term debt	119,136	58,951	119,136	58,420

	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	$-	$-	$9,396	$28
Foreign exchange contracts	73,006	913	115,418	4,124
Interest rate swaps	476,590	14,878	459,416	6,496

	Notional Amount	Fair Value	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$2,098,360	$(5,722)	$1,971,848	$(5,570)
Standby letters of credit	49,334	(199)	49,081	(194)
Other letters of credit	30,883	(18)	38,131	(22)
Bill of lading guarantees	52	-	454	(1)

The following tables present the level in the fair value hierarchy for the estimated fair values of financial instruments as of March 31, 2016, and December 31, 2015.

	March 31, 2016
	Estimated Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$192,642	$192,642	$-	$-
Short-term investments	432,384	432,384	-	-
Securities available-for-sale	1,485,124	230,719	1,254,405	-
Loans, net	10,142,747	-	-	10,142,747
Investment in Federal Home Loan Bank stock	17,250	-	17,250	-
Warrants	94	-	-	94
Financial Liabilities
Deposits	10,331,030	-	-	10,331,030
Securities sold under agreements to repurchase	413,195	-	413,195	-
Advances from Federal Home Loan Bank	475,128	-	475,128	-
Other borrowings	15,478	-	-	15,478
Long-term debt	58,951	-	58,951	-

	December 31, 2015
	Estimated Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$180,130	$180,130	$-	$-
Short-term investments	536,880	536,880	-	-
Securities available-for-sale	1,586,352	290,121	1,296,231	-
Loans held-for-sale	6,676	-	-	6,676
Loans, net	9,938,810	-	-	9,938,810
Investment in Federal Home Loan Bank stock	17,250	-	17,250	-
Warrants	62	-	-	62
Financial Liabilities
Deposits	10,509,879	-	-	10,509,879
Securities sold under agreements to repurchase	413,417	-	413,417	-
Advances from Federal Home Loan Bank	274,488	-	-	274,488
Other borrowings	16,684	-	-	16,684
Long-term debt	58,420	-	58,420	-

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

As of March 31, 2016, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment as of an interim date.

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

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, with the quarterly interest payments throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 0.63%. As of March 31, 2016, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $6.1 million, net of taxes, was included in other comprehensive income. The amount of periodic net settlement of interest rate swaps included in interest expense was $620,000 for the three months ended March 31, 2016 compared to $703,000 for the same quarter a year ago.

As of March 31, 2016, the Bank entered into interest rate swap contracts with various terms from four to eight years. These interest rate swap contracts are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.68% and receives a variable rate at the one month LIBOR rate plus a weighted average spread of 321 basis points, or at a weighted average rate of 3.64%. As of March 31, 2016, the notional amount of fair value interest rate swaps was $357.5 million and their unrealized loss of $4.3 million was included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $934,000 for the three months ended March 31, 2016, compared to $683,000 for the same quarter a year ago. As of March 31, 2016, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $13.3 million as of March 31, 2016.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. As of March 31, 2016, there were no option contracts outstanding. As of March 31, 2016, spot, forward, and swap contracts with a total notional amount of $138.2 million had a positive fair value of $3.3 million. Spot, forward, and swap contracts with a total notional amount of $73.0 million had a negative fair value of $913,000 as of March 31, 2016. As of December 31, 2015, the notional amount of option contracts totaled $9.4 million with a net negative fair value of $28,000. As of December 31, 2015, spot, forward, and swap contracts with a total notional amount of $100.6 million had a positive fair value of $3.3 million. Spot, forward, and swap contracts with a total notional amount of $115.4 million had a negative fair value of $4.1 million as of December 31, 2015.

15. Balance Sheet Offsetting

Certain financial instruments, including resell and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the condensed consolidated balance sheets and/or subject to master netting arrangements or similar agreements. The Company’s securities sold with agreements to repurchase and derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset such financial instruments for financial reporting purposes.

Financial instruments that are eligible for offset in the condensed consolidated balance sheets, as of March 31, 2016, and December 31, 2015, are presented in the following table:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
March 31, 2016

Liabilities:
Securities sold under agreements to repurchase	$400,000	$-	$400,000	$-	$(400,000)	$-
Derivatives	$14,878	$-	$14,878	$-	$(14,878)	$-

December 31, 2015

Liabilities:
Securities sold under agreements to repurchase	$400,000	$-	$400,000	$-	$(400,000)	$-
Derivatives	$6,496	$-	$6,496	$-	$(6,496)	$-

16. Stockholders’ Equity

Total equity was $1.73 billion as of March 31, 2016, a decrease of $13.1 million, from $1.75 billion as of December 31, 2015, primarily due to purchases of treasury stock of $54.4 million and common stock cash dividends of $14.2 million offset by increases in net income of $46.2 million and other comprehensive income of $7.4 million.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three months ended March 31, 2016, and March 31, 2015, was as follows:

	Three months ended March 31, 2016			Three months ended March 31, 2015
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, loss, net of tax
Securities available-for-sale			$(5,431)			$(3,172)
Cash flow hedge derivatives			(2,995)			(2,397)
Total			$(8,426)			$(5,569)
Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$17,863	$7,509	$10,354	$11,213	$4,714	$6,499
Cash flow hedge derivatives	(5,383)	(2,263)	(3,120)	(2,740)	(1,152)	(1,588)
Total	12,480	5,246	7,234	8,473	3,562	$4,911
Reclassification adjustment for net losses in net income
Securities available-for-sale	206	87	119	21	9	12
Cash flow hedge derivatives	-	-	-	-	-	-
Total	206	87	119	21	9	12
Total other comprehensive income/(loss)
Securities available-for-sale	18,069	7,596	10,473	11,234	4,723	6,511
Cash flow hedge derivatives	(5,383)	(2,263)	(3,120)	(2,740)	(1,152)	(1,588)
Total	$12,686	$5,333	$7,353	$8,494	$3,571	$4,923
Ending balance, gain/(loss), net of tax
Securities available-for-sale			$5,042			$3,339
Cash flow hedge derivatives			(6,115)			(3,985)
Total			$(1,073)			$(646)

17. Stock Repurchase Program

In February 2016, the Company completed the repurchase of the remaining 633,250 shares of its common stock under the August 2015 repurchase program, for $17.0 million, or a $26.82 average price per share.

On February 1, 2016, the Board of Directors of the Company adopted a new stock repurchase program to repurchase up to $45.0 million of the Company’s common stock. In February 2016, the Company repurchased 1,380,578 shares of its common stock for $37.5 million, or a $27.13 average price per share under the February 2016 repurchase program. As of March 31, 2016, there was $7.5 million of the Company’s common stock remaining that could be purchased in the future under the February 2016 repurchase program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is based on the assumption that the reader has access to and has read the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Management of the Company considers the following to be critical accounting policies:

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described in “Allowance for Credit Losses” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Accounting for investment securities involves significant judgments and assumptions by management, which have a material impact on the carrying value of securities and the recognition of any “other-than-temporary” impairment to our investment securities. The judgments and assumptions used by management are described in “Investment Securities” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Accounting for income taxes involves significant judgments and assumptions by management, which have a material impact on the amount of taxes currently payable and the income tax expense recorded in the financial statements. The judgments and assumptions used by management are described in “Income Taxes” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Accounting for goodwill and goodwill impairment involves significant judgments and assumptions by management, which have a material impact on the amount of goodwill and noninterest expense recorded in the financial statements. The judgments and assumptions used by management are described in “Goodwill and Goodwill Impairment” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Highlights

●	Diluted earnings per share increased 26.7% to $0.57 per share for the first quarter of 2016 compared to $0.45 per share for the same quarter a year ago.
●	Loan loss recoveries of $6.1 million during the first quarter of 2016.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended March 31, 2016, was $46.2 million, an increase of $10.2 million, or 28.3%, compared to net income of $36.0 million for the same quarter a year ago. Diluted earnings per share for the quarter ended March 31, 2016, was $0.57 compared to $0.45 for the same quarter a year ago.

Return on average stockholders’ equity was 10.66% and return on average assets was 1.43% for the quarter ended March 31, 2016, compared to a return on average stockholders’ equity of 8.97% and a return on average assets of 1.30% for the same quarter a year ago.

Financial Performance

	Three months ended
	March 31, 2016	December 31, 2015	March 31, 2015
Net income (in millions)	$46.2	$41.4	$36.0
Basic earnings per common share	$0.58	$0.51	$0.45
Diluted earnings per common share	$0.57	$0.51	$0.45
Return on average assets	1.43%	1.27%	1.30%
Return on average total stockholders' equity	10.66%	9.40%	8.97%
Efficiency ratio	46.92%	49.22%	45.74%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $14.5 million, or 16.4%, to $102.4 million during the first quarter of 2016 compared to $87.9 million during the same quarter a year ago. The increase was due primarily to the increase in interest income from loans and investment securities, offset by the increase in interest expense from time deposits.

The net interest margin was 3.42% for the first quarter of 2016 compared to 3.41% for the first quarter of 2015. The increase in the net interest margin was due to the impact from the increase in loans. The net interest margin increased to 3.42% for the first quarter of 2016 from 3.30% for the fourth quarter of 2015, primarily due to higher interest recoveries and lower excess cash balances.

For the first quarter of 2016, the yield on average interest-earning assets was 4.09%, the cost of funds on average interest-bearing liabilities was 0.89%, and the cost of interest bearing deposits was 0.69%. In comparison, for the first quarter of 2015, the yield on average interest-earning assets was 4.08%, the cost of funds on average interest-bearing liabilities was 0.88%, and the cost of interest bearing deposits was 0.65%. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 3.20% for the quarter ended March 31, 2016, compared to 3.20% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended March 31, 2016, and March 31, 2015. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended March 31,
	2016			2015
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Commercial loans	$2,328,935	$22,430	3.87%	$2,443,541	$23,297	3.87%
Residential mortgage loans	2,150,413	24,059	4.48	1,753,532	20,150	4.60
Commercial mortgage loans	5,359,924	60,489	4.54	4,563,911	51,980	4.62
Real estate construction loans	449,069	7,899	7.07	313,635	4,654	6.02
Other loans and leases	2,230	13	2.34	3,558	19	2.17
Total loans and leases (1)	10,290,571	114,890	4.49	9,078,177	100,100	4.47
Taxable securities	1,555,849	6,859	1.77	1,164,032	3,774	1.31
Federal Home Loan Bank stock	17,250	347	8.09	30,271	581	7.78
Interest bearing deposits	164,597	249	0.61	169,633	479	1.15
Total interest-earning assets	12,028,267	122,345	4.09	10,442,113	104,934	4.08
Non-interest earning assets:
Cash and due from banks	208,388			194,634
Other non-earning assets	884,829			741,288
Total non-interest earning assets	1,093,217			935,922
Less: Allowance for loan losses	(140,873)			(163,452)
Deferred loan fees	(8,040)			(11,722)
Total assets	$12,972,571			$11,202,861

Interest bearing liabilities:
Interest bearing demand accounts	$965,779	$395	0.16	$798,985	$319	0.16
Money market accounts	1,925,410	3,006	0.63	1,538,722	2,264	0.60
Savings accounts	620,627	240	0.16	532,372	190	0.14
Time deposits	4,900,488	10,857	0.89	4,304,872	8,793	0.83
Total interest-bearing deposits	8,412,304	14,498	0.69	7,174,951	11,566	0.65

Securities sold under agreements to repurchase	400,000	3,934	3.96	403,333	3,925	3.95
Other borrowings	84,784	106	0.50	100,072	93	0.38
Long-term debt	119,136	1,440	4.86	119,136	1,424	4.85
Total interest-bearing liabilities	9,016,224	19,978	0.89	7,797,492	17,008	0.88
Non-interest bearing liabilities:
Demand deposits	2,033,694			1,665,791
Other liabilities	180,910			112,241
Total equity	1,741,743			1,627,337
Total liabilities and equity	$12,972,571			$11,202,861
Net interest spread			3.20%			3.20%
Net interest income		$102,367			$87,926
Net interest margin			3.42%			3.41%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.

(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three months ended March 31, 2016-2015 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	$14,345	$445	$14,790
Taxable securities	1,516	1,569	3,085
Federal Home Loan Bank stock	(257)	23	(234)
Deposits with other banks	(14)	(216)	(230)
Total changes in interest income	15,590	1,821	17,411

Interest-bearing liabilities:
Interest bearing demand accounts	71	5	76
Money market accounts	614	128	742
Savings accounts	34	16	50
Time deposits	1,334	730	2,064
Securities sold under agreements to repurchase	(7)	16	9
Other borrowed funds	(16)	29	13
Long-term debt	-	16	16
Total changes in interest expense	2,030	940	2,970
Changes in net interest income	$13,560	$881	$14,441

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for Credit Losses

Provision for credit losses was a credit of $10.5 million for the first quarter of 2016 compared to a credit of $5.0 million for the first quarter of 2015. The provision for credit losses was based on the review of the appropriateness of the allowance for loan losses as of March 31, 2016. The provision or reversal for credit losses represents the charge against or benefit toward current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio, including unfunded commitments. The following table summarizes the charge-offs and recoveries for the periods indicated:

	Three months ended
	March 31, 2016	March 31, 2015
	(In thousands)
Charge-offs:
Commercial loans	$2,070	$864
Real estate loans (1)	259	3,600
Total charge-offs	2,329	4,464
Recoveries:
Commercial loans	$987	2,274
Construction loans	7,276	45
Real estate loans (1)	155	1,813
Total recoveries	8,418	4,132
Net charge-offs/(recoveries)	$(6,089)	$332

(1) Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $7.5 million for the first quarter of 2016, a decrease of $1.0 million, or 11.8%, compared to $8.5 million for the first quarter of 2015.

Non-Interest Expense

Non-interest expense increased $7.5 million, or 16.9%, to $51.6 million in the first quarter of 2016 compared to $44.1 million in the same quarter a year ago. The increase in non-interest expense in the first quarter of 2016 was primarily due to increases of $4.3 million in salaries and bonus expense, $1.0 million in professional services expenses, and $0.9 million in other operating expenses. The efficiency ratio was 46.92% in the first quarter of 2016 compared to 45.74% for the same quarter a year ago.

Income Taxes

The effective tax rate for the first quarter of 2016 was 32.9% compared to 37.3% for the first quarter of 2015. The effective tax rate includes the impact of the utilization of low income housing tax credits and alternative energy tax credits. During the first quarter of 2016, income tax expense included $3.3 million for the write-off of deferred tax assets related to stock options that expired unexercised during the quarter.

Balance Sheet Review

Assets

Total assets were $13.26 billion as of March 31, 2016, an increase of $7.8 million, or 0.1%, from $13.25 billion as of December 31, 2015, primarily due to a $193.5 million increase in loans offset by a $185.0 million decrease in deposits. Decreases in brokered deposits and state deposits primarily caused decreases in total deposits.

Investment Securities

Investment securities represented 11.2% of total assets as of March 31, 2016, compared to 12.0% of total assets as of December 31, 2015. The carrying value of investment securities as of March 31, 2016, was $1.48 billion compared to $1.59 billion as of December 31, 2015. Securities available-for-sale are carried at fair value and had a net unrealized gain, net of tax, of $5.0 million as of March 31, 2016, compared to a net unrealized loss, net of tax, of $5.4 million as of December 31, 2015.

The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of March 31, 2016, and December 31, 2015:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$224,750	$61	$7	$224,804
U.S. government sponsored entities	100,000	10	-	100,010
Mortgage-backed securities	1,063,944	6,553	4	1,070,493
Collateralized mortgage obligations	60	-	26	34
Corporate debt securities	74,957	413	2,267	73,103
Mutual funds	6,000	-	85	5,915
Preferred stock of government sponsored entities	2,811	478	486	2,803
Other equity securities	3,902	4,060	-	7,962
Total	$1,476,424	$11,575	$2,875	$1,485,124

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$284,678	$5	$395	$284,288
U.S. government sponsored entities	150,000	-	1,840	148,160
Mortgage-backed securities	1,073,108	560	11,399	1,062,269
Collateralized mortgage obligations	63	-	27	36
Corporate debt securities	74,955	425	1,525	73,855
Mutual funds	6,000	-	167	5,833
Preferred stock of government sponsored entities	2,811	633	228	3,216
Other equity securities	4,108	4,929	342	8,695
Total	$1,595,723	$6,552	$15,923	$1,586,352

For additional information, see Note 6 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Investment securities having a carrying value of $445.6 million as of March 31, 2016, and $449.6 million as of December 31, 2015, were pledged to secure public deposits, other borrowings, treasury tax and loan, and securities sold under agreements to repurchase.

Loans

Gross loans, excluding loans held for sale, were $10.4 billion as of March 31, 2016, an increase of $200.2 million, or 2.0%, from $10.2 billion as of December 31, 2015, primarily due to increases of $144.4 million, or 2.7%, in commercial mortgage loans, $111.4 million, or 5.8%, in residential mortgage loans, and $11.9 million, or 2.7%, in real estate construction loans, partially offset by decreases of $65.7 million, or 2.8%, in commercial loans. The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

	March 31, 2016	% of Gross Loans	December 31, 2015	% of Gross Loans	% Change
	(Dollars in thousands)
Type of Loans
Commercial loans	$2,251,187	21.7%	$2,316,863	22.8%	(2.8%)
Residential mortgage loans	2,043,789	19.7	1,932,355	19.0	5.8
Commercial mortgage loans	5,445,574	52.6	5,301,218	52.2	2.7
Equity lines	168,284	1.6	168,980	1.7	(0.4)
Real estate construction loans	453,469	4.4	441,543	4.3	2.7
Installment and other loans	1,344	0.0	2,493	0.0	(46.1)

Gross loans	$10,363,647	100%	$10,163,452	100%	2.0%

Allowance for loan losses	(134,552)		(138,963)		(3.2)
Unamortized deferred loan fees	(7,585)		(8,262)		(8.2)

Total loans, net	$10,221,510		$10,016,227		2.0%

Loans held for sale	$-		$6,676		(100%)

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

The ratio of non-performing assets, excluding non-accrual loans held for sale, to total assets was 0.5% as of March 31, 2016, compared to 0.6% as of December 31, 2015. Total non-performing assets decreased $4.9 million, or 6.4%, to $71.9 million as of March 31, 2016, compared to $76.8 million as of December 31, 2015, primarily due to a $7.5 million, or 14.4%, decrease in non-accrual loans offset by a $2.6 million increase in other real estate owned.

As a percentage of gross loans plus OREO, our non-performing assets decreased to 0.69% as of March 31, 2016, from 0.75% as of December 31, 2015. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 307.4% as of March 31, 2016, from 269.4% as of December 31, 2015.

The following table presents the changes in non-performing assets and troubled debt restructurings (“TDRs”) as of March 31, 2016, compared to December 31, 2015, and to March 31, 2015:

(Dollars in thousands)	March 31, 2016	December 31, 2015	% Change	March 31, 2015	% Change
Non-performing assets
Accruing loans past due 90 days or more	$-	$-	-	$787	(100)
Non-accrual loans:
Construction loans	6,179	16,306	(62)	17,126	(64)
Commercial real estate loans	28,537	25,231	13	43,079	(34)
Commercial loans	2,645	3,545	(25)	12,086	(78)
Residential mortgage loans	7,282	7,048	3	8,033	(9)
Total non-accrual loans:	$44,643	$52,130	(14)	$80,324	(44)
Total non-performing loans	44,643	52,130	(14)	81,111	(45)
Other real estate owned	27,271	24,701	10	30,799	(11)
Total non-performing assets	$71,914	$76,831	(6)	$111,910	(36)
Accruing TDRs	$90,172	$81,680	10	$100,393	(10)
Non-accrual loans held for sale	$-	$5,944	(100)	$-	-

Allowance for loan losses	$134,552	$138,963	(3)	$156,089	(14)
Allowance for off-balance sheet credit commitments	2,694	1,494	80	1,652	63
Allowance for credit losses	$137,246	$140,457	(2)	$157,741	(13)

Total gross loans outstanding, at period-end (1)	$10,363,647	$10,163,452	2	$9,224,797	12

Allowance for loan losses to non-performing loans, at period-end (2)	301.40%	266.57%		192.44%
Allowance for loan losses to gross loans, at period-end (1)	1.30%	1.37%		1.69%

(1) Excludes loans held for sale at period-end.

(2) Excludes non-accrual loans held for sale at period-end.

Non-accrual Loans

As of March 31, 2016, total non-accrual loans were $44.6 million, a decrease of $35.7 million, or 44.4%, from $80.3 million as of March 31, 2015, and a decrease of $7.5 million, or 14.4% from $52.1 million as of December 31, 2015. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	March 31, 2016		December 31, 2015
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$9,041	$-	$8,727	$-
Commercial real estate	19,256	834	30,588	834
Land	13,701	-	9,270	-
Personal property (UCC)	-	1,811	-	2,711
Total	$41,998	$2,645	$48,585	$3,545

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	March 31, 2016		December 31, 2015
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$17,169	$834	$29,174	$834
Wholesale/Retail	18,196	768	13,414	780
Food/Restaurant	164	-	293	-
Import/Export	-	1,043	-	1,931
Other	6,469	-	5,704	-
Total	$41,998	$2,645	$48,585	$3,545

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

Other Real Estate Owned

As of March 31, 2016, OREO totaled $27.3 million, which increased $2.6 million, or 10.4%, compared to $24.7 million as of December 31, 2015, and decreased $3.5 million, or 11.5%, compared to $30.8 million as of March 31, 2015.

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency status of over 90 days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring. Those loans with a balance less than our defined selection criteria, generally a loan amount less than $500,000, are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. We obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired. The appraisals are based on “as is” or bulk sale valuations. To ensure that appraised values remain current, we generally obtain an updated appraisal every twelve months from qualified independent appraisers. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs, which range between 3% to 6% of the fair value, depending on the size of the impaired loan, is charged off against the allowance for loan losses. Non-accrual impaired loans, including TDRs, are not returned to accrual status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due, and TDRs are reviewed for continued impairment until they are no longer reported as TDRs.

As of March 31, 2016, recorded investment in impaired loans totaled $134.8 million and was comprised of non-accrual loans of $44.6 million and accruing troubled debt restructured loans (TDRs) of $90.2 million. As of December 31, 2015, recorded investment in impaired loans totaled $133.8 million and was comprised of non-accrual loans, excluding loans held for sale, of $52.1 million and accruing TDRs of $81.7 million. For impaired loans, the amounts previously charged off represent 14.2% as of March 31, 2016, and 22.4% as of December 31, 2015, of the contractual balances for impaired loans. As of March 31, 2016, $42.0 million, or 94.1%, of the $44.6 million of non-accrual loans, excluding loans held for sale, was secured by real estate compared to $48.6 million, or 93.2%, of the $52.1 million of non-accrual loans, excluding loans held for sale, that was secured by real estate as of December 31, 2015. The Bank obtains current appraisals, sales contracts, or other available market price information which provide updated factors in evaluating potential loss.

As of March 31, 2016, $7.2 million of the $134.6 million allowance for loan losses was allocated for impaired loans and $127.4 million was allocated to the general allowance. As of December 31, 2015, $7.8 million of the $139.0 million allowance for loan losses was allocated for impaired loans and $131.2 million was allocated to the general allowance.

The allowance for loan losses to non-accrual loans increased to 301.4% as of March 31, 2016, from 266.6% as of December 31, 2015, primarily due to decreases in non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	March 31, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$10,912	$8,968	$-	$15,493	$6,721	$-
Real estate construction loans	33,009	11,857	-	51,290	22,002	-
Commercial mortgage loans	74,480	67,988	-	59,954	54,625	-
Residential mortgage loans and equity lines	4,929	4,784	-	3,233	3,026	-
Subtotal	$123,330	$93,597	$-	$129,970	$86,374	$-
With allocated allowance
Commercial loans	$4,188	$2,718	$225	$7,757	$6,847	$530
Commercial mortgage loans	27,369	26,157	6,593	28,258	27,152	6,792
Residential mortgage loans and equity lines	13,334	12,343	372	14,383	13,437	427
Subtotal	$44,891	$41,218	$7,190	$50,398	$47,436	$7,749
Total impaired loans	$168,221	$134,815	$7,190	$180,368	$133,810	$7,749

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

As of March 31, 2016, construction loans of $425.8 million were disbursed with pre-established interest reserves of $55.2 million compared to $371.4 million of such loans disbursed with pre-established interest reserves of $49.5 million as of December 31, 2015.  The balance for construction loans with interest reserves which have been extended was $95.2 million with pre-established interest reserves of $3.3 million as of March 31, 2016, compared to $67.8 million with pre-established interest reserves of $2.6 million as of December 31, 2015.  Land loans of $48 million were disbursed with pre-established interest reserves of $673,000 as of March 31, 2016, compared to $87.3 million land loans disbursed with pre-established interest reserves of $1.8 million as of December 31, 2015.  The balance for land loans with interest reserves which have been extended was $22.4 million as of March 31, 2016 with pre-established interest reserves of $253,000, compared to $73.2 million land loans with pre-established interest reserves of $1.3 million as of December 31, 2015.

As of March 31, 2016, the Bank had no loans on non-accrual status with available interest reserves.  As of March 31, 2016, $5.7 million of non-accrual non-residential construction loans, $0.5 million of non-accrual residential construction loans, and $13.7 million non-accrual land loans had been originated with pre-established interest reserves.    As of December 31, 2015, the Bank had no loans on non-accrual status with available interest reserves.  As of December 31, 2015, $0.5 million of non-accrual residential construction loans, $15.8 million of non-accrual non-residential construction loans, and $13.9 million non-accrual land loans had been originated with pre-established interest reserves.    While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the predominantly Asian areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; Las Vegas, Nevada, and Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of March 31, 2016, or as of December 31, 2015.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-nine months. Total loans for construction, land development, and other land represented 35% of the Bank’s total risk-based capital as of March 31, 2016, and 36% as of December 31, 2015. Total CRE loans represented 296% of total risk-based capital as of March 31, 2016, and 286% as of December 31, 2015 and were below the Bank’s internal limit for CRE loans of 400% of total capital at both dates.

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

The allowance for loan losses was $134.6 million and the allowance for off-balance sheet unfunded credit commitments was $2.7 million as of March 31, 2016, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded commitments. The $134.6 million allowance for loan losses as of March 31, 2016, decreased $4.4 million, or 3.2%, from $139.0 million as of December 31, 2015. The allowance for loan losses represented 1.30% of period-end gross loans, excluding loans held for sale, and 301.4% of non-performing loans as of March 31, 2016. The comparable ratios were 1.37% of period-end gross loans, excluding loans held for sale, and 266.6% of non-performing loans as of December 31, 2015. The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended
	March 31, 2016	March 31, 2015
	(Dollars in thousands)
Allowance for loan losses
Balance at beginning of period	$138,963	$161,420
Reversal for credit losses	(10,500)	(5,000)
Charge-offs :
Commercial loans	(2,070)	(864)
Real estate loans	(259)	(3,600)
Total charge-offs	(2,329)	(4,464)
Recoveries:
Commercial loans	987	2,275
Construction loans	7,276	45
Real estate loans	155	1,813
Total recoveries	8,418	4,133

Balance at end of period	$134,552	$156,089
Reserve for off-balance sheet credit commitments
Balance at beginning of period	$1,494	$1,949
Provision/(reversal) for credit losses	1,200	(297)
Balance at end of period	$2,694	$1,652

Average loans outstanding during the period	$10,290,571	$9,078,177
Total gross loans outstanding, at period-end	$10,363,647	$9,224,797
Total non-performing loans, at period-end	$44,643	$81,111
Ratio of net charge-offs to average loans outstanding during the period	(0.24%)	0.01%
Provision for credit losses to average loans outstanding during the period	(0.36%)	(0.24%)
Allowance for credit losses to non-performing loans, at period-end	307.43%	194.48%

Allowance for credit losses to gross loans, at period-end	1.32%	1.71%

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	March 31, 2016		December 31, 2015
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	(Dollars in thousands)
Type of Loan:
Commercial loans	$56,381	22.6%	$56,199	24.9%
Residential mortgage loans (1)	14,969	20.9	11,145	19.7
Commercial mortgage loans	50,451	52.1	49,440	51.5
Real estate construction loans	12,744	4.4	22,170	3.9
Installment and other loans	7	0.0	9	0.0
Total	$134,552	100%	$138,963	100%

(1) Residential mortgage loans includes equity lines.

The allowance allocated to real estate construction loans decreased from $22.2 million as of December 31, 2015, to $14.0 million as of March 31, 2016, which was due primarily to construction loan recoveries of $7.3 million in the first quarter of 2016 and the decrease in the amount of loans classified as substandard. The overall allowance for total construction loans was 2.8% as of March 31, 2016, and 3.1% as of December 31, 2015.

The allowance allocated for residential mortgage loans increased $3.9 million, or 34.3%, to $15.0 million as of March 31, 2016, compared to $11.1 million as of December 31, 2015, primarily due to growth in residential mortgage loans of $111.4 million, or 5.8%, in the first quarter of 2016.

Deposits

Total deposits were $10.3 billion as of March 31, 2016, a decrease of $185.0 million from $10.5 billion as of December 31, 2015, primarily due to a $187.6 million decrease in brokered time deposits. The following table displays the deposit mix as of the dates indicated:

	March 31, 2016	% of Total	December 31, 2015	% of Total
	(Dollars in thousands)
Deposits
Non-interest-bearing demand deposits	$2,059,073	20.0%	$2,033,048	19.4%
NOW deposits	992,278	9.6	966,404	9.2
Money market deposits	1,923,114	18.6	1,905,719	18.1
Savings deposits	602,154	5.8	618,164	5.9
Time deposits	4,747,497	46.0	4,985,752	47.4
Total deposits	$10,324,116	100.0%	$10,509,087	100.0%

Borrowings

Borrowings include federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $400.0 million with a weighted average rate of 3.89% as of March 31, 2016, compared to $400.0 million with a weighted average rate of 3.89% as of December 31, 2015. As of March 31, 2016, four floating-to-fixed rate agreements totaling $200.0 million with weighted average rate of 5.0% and final maturity in January 2017 have initial floating rates for one year, with floating rates of the three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.89% to 5.07%. As of March 31, 2016, and December 31, 2015, four fixed rate non-callable securities sold under agreements to repurchase totaled $200.0 million with a weighted average rate of 2.78%. Final maturity for the four fixed rate non-callable securities sold under agreements to repurchase is $50.0 million in August 2016, $50.0 million in July 2017, $50.0 million in June 2018, and $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $428.8 million as of March 31, 2016, and $430.2 million as of December 31, 2015.

Borrowing from the FHLB. As of March 31, 2016, over-night borrowings from the FHLB were $100.0 million at a rate of 0.48% compared to $250.0 million at a rate of 0.27% as of December 31, 2015. As of March 31, 2016, the advances from the FHLB were $375.0 million at a rate of 0.46% compared to $25.0 million at a rate of 1.13% as of December 31, 2015. As of March 31, 2016, FHLB advances of $350.0 million will mature in April 2016 and $25.0 million will mature in March 2018.

Long-term Debt

Long-term debt was $119.1 million as of March 31, 2016, compared to $119.1 million as of December 31, 2015. Long-term debt is comprised of Junior Subordinated Notes, which qualify as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of March 31, 2016. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)

Contractual obligations:
Deposits with stated maturity dates	$3,612,575	$1,112,452	$22,459	$11	$4,747,497
Securities sold under agreements to repurchase (1)	200,000	-	-	-	200,000
Securities sold under agreements to repurchase (2)	50,000	150,000	-	-	200,000
Advances from the Federal Home Loan Bank	450,000	25,000	-	-	475,000
Other borrowings	-	-	-	17,792	17,792
Long-term debt	-	-	-	119,136	119,136
Operating leases	7,611	11,070	4,275	4,538	27,494
Total contractual obligations and other commitments	$4,320,186	$1,298,522	$26,734	$141,477	$5,786,919

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

Capital Resources

Total equity was $1.73 billion as of March 31, 2016, a decrease of $13.1 million, or 0.7%, from $1.75 billion as of December 31, 2015, primarily due to purchases of treasury stock of $54.4 million and common stock cash dividends of $14.2 million offset by increases in net income of $46.2 million and other comprehensive income of $7.4 million.

The following table summarizes changes in total equity for the three months ended March 31, 2016:

(In thousands)	March 31, 2016
Net income	$46,163
Stock issued to directors	550
Stock options exercised	49
Proceeds from shares issued through the Dividend Reinvestment Plan	545
Shares withheld related to net share settlement of RSUs	(35)
Net tax short-fall from stock-based compensation expense	(134)
Share-based compensation	1,028
Other comprehensive income	7,353
Purchase of treasury stock	(54,441)
Cash dividends paid to common stockholders	(14,183)
Net decrease in total equity	$(13,105)

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements under Basel III rules that became effective January 1, 2015, with transitional provisions as of March 31, 2016. In addition, the capital ratios of the Bank place it in the “well capitalized” category, which is defined as institutions with a common equity tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%.

The following table presents Bancorp’s and the Bank’s capital and leverage ratios as of March 31, 2016, and December 31, 2015:

	Cathay General Bancorp				Cathay Bank
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Common equtiy Tier 1 capital ( to risk-weighted assets)	$1,362,663	12.60	$1,383,377	12.95	$1,431,812	13.27	$1,443,159	13.54
Common equtiy Tier 1 capital minimum requirement	486,728	4.50	480,830	4.50	485,512	4.50	479,801	4.50
Excess	$875,935	8.10	$902,547	8.45	$946,300	8.77	$963,358	9.04

Tier 1 capital (to risk-weighted assets)	$1,478,118	13.67	$1,498,810	14.03	$1,431,812	13.27	$1,443,159	13.54
Tier 1 capital minimum requirement	648,971	6.00	641,107	6.00	647,349	6.00	639,735	6.00
Excess	$829,147	7.67	$857,703	8.03	$784,463	7.27	$803,424	7.54

Total capital (to risk-weighted assets)	$1,615,131	14.93	$1,634,631	15.30	$1,566,706	14.52	$1,576,525	14.79
Total capital minimum requirement	865,294	8.00	854,809	8.00	863,132	8.00	852,980	8.00
Excess	$749,837	6.93	$779,822	7.30	$703,574	6.52	$723,545	6.79

Tier 1 capital (to average assets)
– Leverage ratio	$1,478,118	11.73	$1,498,810	11.95	$1,431,812	11.40	$1,443,159	11.53
Minimum leverage requirement	503,978	4.00	501,875	4.00	502,588	4.00	500,455	4.00
Excess	$974,140	7.73	$996,935	7.95	$929,224	7.40	$942,704	7.53

Risk-weighted assets	$10,816,179		$10,685,115		$10,789,155		$10,662,248
Total average assets (1)	$12,599,462		$12,546,879		$12,564,697		$12,511,382

(1)

The quarterly total average assets reflect all debt securities at amortized cost, equity securities with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

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

The following are among the new requirements that are being phased in beginning January 1, 2015:

•	An increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets.

•	A new category and a required 4.50% of risk-weighted assets ratio is established for “common equity Tier 1” as a subset of Tier 1 capital limited to common equity.

•	A minimum non-risk-based leverage ratio is set at 4.00%, eliminating a 3.00% exception for higher rated banks.

•

Changes in the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets, and to include unrealized gains and losses on available-for-sale debt and equity securities.

•

A new additional capital conservation buffer of 2.5% of risk-weighted assets over each of the required capital ratios that will be phased in from 2016 to 2019 and must be met to avoid limitations in the ability of the Company to pay dividends, repurchase shares, or pay discretionary bonuses.

•

The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development, and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures.

•	An additional “countercyclical capital buffer” is required for larger and more complex institutions.

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. The amount of future dividends will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors. Our Board of Directors increased the common stock dividend to $0.14 per share in June 2015, and $0.18 per share in December 2015. The terms of our Junior Subordinated Notes also limit our ability to pay dividends.

The Company declared a cash dividend of $.18 per share on 78,794,528 shares outstanding on March 1, 2016, for distribution to holders of our common stock on March 11, 2016. Total cash dividends of $14.2 million were paid during the first quarter of 2016.

Country Risk Exposures

The Company’s total assets were $13.3 billion and total foreign country risk net exposures were $641.7 million as of March 31, 2016. Total foreign country risk net exposures as of March 31, 2016, were comprised primarily of $330.7 million from Hong Kong, $67.2 million from England, $65.5 million from China, $32.5 million from Switzerland, $30.0 million from Australia, $29.2 million from Germany, $23.6 million from France, $21.4 million from Canada, $20.0 million from the Philippines, $15.0 million from Singapore, $2.2 million from Indonesia, $1.8 million from Macau, and $1.4 million from Taiwan. Risk is determined based on location of the borrowers, issuers, and counterparties.

All foreign country risk net exposures as of March 31, 2016 were to non-sovereign counterparties, except $7.6 million due from the Hong Kong Monetary Authority.

Unfunded loans to foreign entities exposures were $40.0 million to two financial institutions in China and $0.7 million to a borrower of a Taiwan residence as of March 31, 2016.

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

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, with the quarterly interest payments throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 0.63%. As of March 31, 2016, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $6.1 million, net of taxes, was included in other comprehensive income. The amount of periodic net settlement of interest rate swaps included in interest expense was $620,000 for the three months ended March 31, 2016 compared to $703,000 for the same quarter a year ago.

As of March 31, 2016, the Bank entered into interest rate swap contracts for various terms from four to eight years. These interest rate swap contracts are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.68% and receives a variable rate at the one month LIBOR rate plus a weighted average spread of 321 basis points, or at a weighted average rate of 3.64%. As of March 31, 2016, the notional amount of fair value interest rate swaps was $357.5 million and their unrealized loss of $4.3 million was included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $934,000 for the three months ended March 31, 2016, compared to $683,000 for the same quarter a year ago. As of March 31, 2016, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $13.3 million as of March 31, 2016.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. As of March 31, 2016, there was no option contracts outstanding. As of March 31, 2016, spot, forward, and swap contracts with a total notional amount of $138.2 million had a positive fair value of $3.3 million. Spot, forward, and swap contracts with a total notional amount of $73.0 million had a negative fair value of $913,000 as of March 31, 2016. As of December 31, 2015, the notional amount of option contracts totaled $9.4 million with a net negative fair value of $28,000. As of December 31, 2015, spot, forward, and swap contracts with a total notional amount of $100.6 million had a positive fair value of $3.3 million. Spot, forward, and swap contracts with a total notional amount of $115.4 million had a negative fair value of $4.1 million as of December 31, 2015.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. For March 2016, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 13.0% compared to 15.8% as of December 31, 2015.

The Bank is a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of March 31, 2016, the Bank had an approved credit line with the FHLB totaling $4.8 billion. Advances from the FHLB were $475.0 million and standby letter of credits issued by FHLB on the Company’s behalf were $82.4 million as of March 31, 2016. The Bank expects to be able to access this source of funding, if required, in the near term. The Bank has pledged a portion of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program to secure these borrowings. As of March 31, 2016, the borrowing capacity under the Borrower-in-Custody program was $53.8 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. As of March 31, 2016, investment securities totaled $1.48 billion, with $445.6 million pledged as collateral for borrowings and other commitments. The remaining $1.0 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 76.1% of the Company’s time deposits mature within one year or less as of March 31, 2016. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical run-off experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $163.3 million in 2015 and $60.0 million in the first quarter of 2016.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2016:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	7.4	0.2
+100	3.5	0.4
-100	-2.5	3.0
-200	-2.8	6.3

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents the net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

Bancorp’s wholly-owned subsidiary, Cathay Bank, is a party to ordinary routine litigation from time to time incidental to various aspects of its operations. Management does not believe that any such litigation is expected to have a material adverse impact on the Company’s consolidated financial condition or results of operations.

ITEM 1A.     RISK FACTORS.

There is no material change in the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, in response to Item 1A in Part I of Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (January 1, 2016 - January 31, 2016)	554,000	$26.67	554,000	79,250 shares
Month #2 (February 1, 2016 - February 29, 2016)	1,459,828	$27.17	1,459,828	$7,543,008
Month #3 (March 1, 2016 - March 31, 2016)	0	$0	0	$7,543,008
Total	2,013,828	$27.03	2,013,828	$7,543,008

(1)	On February 1, 2016, the Company’s Board of Directors announced a repurchase program authorizing the repurchase of up to $45.0 million of its common stock.

For a discussion of limitations on the payment of dividends, see “Dividend Policy” and “Liquidity” under Part I—Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Date: May 9, 2016
/s/ Dunson K. Cheng
Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: May 9, 2016
/s/ Heng W. Chen
Heng W. Chen Executive Vice President and Chief Financial Officer