Form 10-Q
period 2016-06-30
CATHAY GENERAL BANCORP
filed 2016-08-08
CIK 861842

UNITED STATES

securities and exchange commission

Washington, D.C. 20549

form 10-q

(Mark One)

[ X ]      quarterly report pursuant to section 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 2016

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

 Common stock, $.01 par value, 78,862,106 shares outstanding as of July 29, 2016.

CATHAY GENERAL BANCORP AND SUBSIDIARies

2ND quarter 2016 REPORT ON FORM 10-Q

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	June 30, 2016	December 31, 2015

Assets
Cash and due from banks	$229,411	$180,130
Short-term investments and interest bearing deposits	706,927	536,880
Securities available-for-sale (amortized cost of $1,227,169 in 2016 and $1,595,723 in 2015	1,241,904	1,586,352
Loans held for sale	2,925	6,676
Loans	10,523,100	10,163,452
Less: Allowance for loan losses	(122,948)	(138,963)
Unamortized deferred loan fees, net	(6,679)	(8,262)
Loans, net	10,393,473	10,016,227
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	26,417	24,701
Affordable housing investments and alternative energy partnerships, net	199,210	182,943
Premises and equipment, net	107,236	108,924
Customers’ liability on acceptances	26,096	40,335
Accrued interest receivable	30,941	30,558
Goodwill	372,189	372,189
Other intangible assets, net	3,310	3,677
Other assets	135,888	147,284

Total assets	$13,493,177	$13,254,126

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$2,188,072	$2,033,048
Interest-bearing deposits:
Demand deposits	1,018,388	966,404
Money market deposits	2,066,349	1,905,719
Savings deposits	620,094	618,164
Time deposits	4,578,200	4,985,752
Total deposits	10,471,103	10,509,087

Securities sold under agreements to repurchase	400,000	400,000
Advances from the Federal Home Loan Bank	555,000	275,000
Other borrowings for affordable housing investments	17,748	18,593
Long-term debt	119,136	119,136
Acceptances outstanding	26,096	40,335
Other liabilities	145,039	144,197
Total liabilities	11,734,122	11,506,348
Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 87,072,749 issued and 78,862,106 outstanding at June 30, 2016, and 87,002,931 issued and 80,806,116 outstanding at December 31, 2015	871	870
Additional paid-in-capital	884,352	880,822
Accumulated other comprehensive income/(loss), net	1,142	(8,426)
Retained earnings	1,112,279	1,059,660
Treasury stock, at cost (8,210,643 shares at June 30, 2016, and 6,196,815 shares at December 31, 2015)	(239,589)	(185,148)

Total equity	1,759,055	1,747,778
Total liabilities and equity	$13,493,177	$13,254,126

See accompanying notes to unaudited condensed consolidated financial statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$115,822	$104,995	$230,712	$205,095
Investment securities	5,265	5,346	12,124	9,120
Federal Home Loan Bank stock	382	1,677	729	2,258
Deposits with banks	433	368	682	847

Total interest and dividend income	121,902	112,386	244,247	217,320

Interest Expense
Time deposits	10,619	9,122	21,476	17,914
Other deposits	3,931	3,019	7,571	5,793
Securities sold under agreements to repurchase	3,934	3,934	7,868	7,859
Advances from Federal Home Loan Bank	202	117	308	210
Long-term debt	1,440	1,440	2,880	2,864

Total interest expense	20,126	17,632	40,103	34,640

Net interest income before reversal for credit losses	101,776	94,754	204,144	182,680
Reversal for loan losses	(5,150)	(2,150)	(15,650)	(7,150)

Net interest income after reversal for credit losses	106,926	96,904	219,794	189,830

Non-Interest Income
Securities gains/(losses), net	1,655	(3,332)	1,449	(3,353)
Letters of credit commissions	1,205	1,391	2,486	2,659
Depository service fees	1,385	1,293	2,708	2,594
Other operating income	4,812	6,267	9,955	12,268

Total non-interest income	9,057	5,619	16,598	14,168

Non-Interest Expense
Salaries and employee benefits	21,501	24,463	48,432	47,079
Occupancy expense	4,484	3,986	8,853	8,007
Computer and equipment expense	2,443	2,292	5,023	4,794
Professional services expense	4,614	4,342	8,982	7,712
Data processing service expense	2,027	1,945	4,277	3,927
FDIC and State assessments	2,763	2,244	5,352	4,504
Marketing expense	1,002	1,321	1,798	2,141
Other real estate owned expense/(income)	493	(1,786)	788	(1,303)
Amortization of investments in low income housing and alternative energy partnerships	27,400	5,467	30,194	7,850
Amortization of core deposit intangibles	173	147	345	324
Other operating expense	1,979	3,164	6,406	6,681

Total non-interest expense	68,879	47,585	120,450	91,716

Income before income tax expense	47,104	54,938	115,942	112,282
Income tax expense	12,273	9,738	34,948	31,102
Net income	$34,831	$45,200	$80,994	$81,180

Other comprehensive income/(loss), net of tax
Unrealized holding gain/(loss) on securities available-for-sale	4,456	(6,395)	14,810	104
Less: reclassification adjustments included in net income	959	(1,931)	840	(1,943)
Unrealized holding (loss)/gain on cash flow hedge derivatives	(1,282)	2,328	(4,402)	740
Total other comprehensive gain/(loss), net of tax	2,215	(2,136)	9,568	2,787
Total comprehensive income	$37,046	$43,064	$90,562	$83,967

Net income per common share:
Basic	$0.44	$0.57	$1.02	$1.02
Diluted	$0.44	$0.56	$1.01	$1.01
Cash dividends paid per common share	$0.18	$0.14	$0.36	$0.24
Average common shares outstanding
Basic	78,846,237	79,939,197	79,290,378	79,887,699
Diluted	79,619,883	80,698,994	80,006,866	80,505,265

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30
	2016	2015
	(In thousands)
Cash Flows from Operating Activities
Net income	$80,994	$81,180
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Credit for loan losses	(15,650)	(7,150)
Provision for losses on other real estate owned	383	368
Deferred tax liability	7,098	8,797
Depreciation and amortization	3,861	6,864
Net gains on sale and transfer of other real estate owned	(228)	(2,003)
Net gains on sale of loans	(201)	(763)
Proceeds from sales of loans	6,065	19,170
Originations of loans held-for-sale	(8,789)	(17,433)
Amortization on alternative energy partnerships, venture capital and other investments	25,264	327
Net gain on sales and calls of securities	(1,655)	(522)
Amortization/accretion of security premiums/discounts, net	3,404	1,770
Write-down on impaired securities	206	3,875
Excess tax short-fall from share-based payment arrangements	-	5,619
Stock based compensation and stock issued to officers as compensation	2,623	2,738
Net change in accrued interest receivable and other assets	(4,690)	(15,041)
Net change in other liabilities	(7,212)	(1,423)
Net cash provided by operating activities	91,473	86,373

Cash Flows from Investing Activities
Decrease/(increase) in short-term investments	(170,047)	440,903
Purchase of investment securities available-for-sale	(290,901)	(1,223,504)
Proceeds from sale of investment securities available-for-sale	241,844	958,656
Proceeds from repayments, maturities and calls of investment securities available-for-sale	415,656	36,512
Redemptions of Federal Home Loan Bank stock	-	13,535
Net increase in loans	(350,810)	(581,379)
Purchase of premises and equipment	(1,857)	(1,383)
Proceeds from sales of other real estate owned	828	10,139
Investment in affordable housing and alternative energy partnerships	(47,420)	(19,590)
Net cash used in investing activities	(202,707)	(366,111)

Cash Flows from Financing Activities

Net (decrease)/increase in deposits	(37,711)	555,369
Net decrease in federal funds purchased and securities sold under agreements to repurchase	-	(50,000)
Advances from Federal Home Loan Bank	1,755,000	4,632,000
Repayment of Federal Home Loan Bank borrowings	(1,475,000)	(4,847,000)
Cash dividends paid	(28,375)	(19,170)
Purchases of treasury stock	(54,441)	-
Proceeds from shares issued under Dividend Reinvestment Plan	1,096	2,752
Proceeds from exercise of stock options	49	1,713
Taxes paid related to net share settlement of RSUs	(103)	(204)
Excess tax short-fall from share-based payment arrangements	-	(5,619)

Net cash provided by financing activities	160,515	269,841

Increase/(decrease) in cash and cash equivalents	49,281	(9,897)
Cash and cash equivalents, beginning of the period	180,130	176,830
Cash and cash equivalents, end of the period	$229,411	$166,933

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$40,740	$34,505
Income taxes paid	$30,698	$43,534
Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$13,970	$2,046
Net change in unrealized holding loss on cash flow hedge derivatives	$4,402	$740
Transfers to other real estate owned from loans held for investment	$2,698	$866
Loans transferred from held for sale to held for investment, net	$3,751	$-

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, the “Company”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, GBC Venture Capital, Inc., and Asia Realty Corp. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of June 30, 2016, the Bank operated 22 branches in Southern California, 12 branches in Northern California, 12 branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Maryland, one branch in Nevada, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This update requires an entity to use a broader range of reasonable and supportable forecasts, in addition to historical experience and current conditions, to develop an expected credit loss estimate for financial assets and net investments that are not accounted for at fair value through net income. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses to the amount by which fair value is below amortized cost. ASU 2016-13 becomes effective for interim and annual periods beginning after December 15, 2019.  The Company is currently evaluating the impact on the Company’s consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except share and per share data)	2016	2015	2016	2015
Net income	$34,831	$45,200	$80,994	$81,180

Weighted-average shares:
Basic weighted-average number of common shares outstanding	78,846,237	79,939,197	79,290,378	79,887,699
Dilutive effect of weighted-average outstanding common share equivalents
Warrants	539,201	566,405	495,785	456,274
Options	92,455	139,867	87,737	124,249
Restricted stock units	141,990	53,525	132,966	37,043
Diluted weighted-average number of common shares outstanding	79,619,883	80,698,994	80,006,866	80,505,265

Average stock options and warrants with anti-dilutive effect	177,642	939,615	268,593	1,246,123
Earnings per common share:
Basic	$0.44	$0.57	$1.02	$1.02
Diluted	$0.44	$0.56	$1.01	$1.01

5. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock. As of June 30, 2016, the only options granted by the Company were non-statutory stock options to selected Bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008. There were no options granted during the first six months of 2016 or 2015.

Option compensation expense was zero for the three months and for the six months ended June 30, 2016, and June 30, 2015. Stock-based compensation was fully recognized over the requisite service period for all awards. There were 2,110 and 73,350 stock option shares exercised in the six months ended June 30, 2016 and 2015, respectively. The Company received $49,000 with an aggregate intrinsic value of $9,000 from the exercise of stock options during the six months ended June 30, 2016 compared to $1.7 million with an aggregate intrinsic value of $556,000 during the six months ended June 30, 2015. The table below summarizes stock option activity for the periods indicated:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2015	1,031,170	$31.27	0.9	$3,268
Exercised	(2,110)	23.37
Forfeited	(608,670)	36.46
Balance, March 31, 2016	420,390	$23.80	1.8	$2,026
Forfeited	(12,000)	38.26
Balance, June 30, 2016	408,390	$23.37	1.6	$1,973

Exercisable, June 30, 2016	408,390	$23.37	1.6	$1,973

In addition to stock options, the Company also grants restricted stock units to eligible employees that vest subject to continued employment at the vesting dates.

The Company granted restricted stock units for 88,693 shares at an average closing price of $30.37 per share in the first six months of 2016. The Company granted restricted stock units for 72,900 shares at an average closing price for $28.11 per share in the first six months of 2015.

In December 2013, the Company granted performance share unit awards in which the number of units earned is calculated based on the relative total shareholder return (TSR) of the Company’s common stock as compared to the TSR of the KBW Regional Banking Index. In addition, the Company granted performance share unit awards in which the number of units earned is determined by comparison to the targeted EPS as defined in the award for the 2014 to 2016 period. Performance TSR restricted stock units for 119,840 shares and performance EPS restricted stock units for 116,186 shares were granted to eight executive officers in 2013. In December 2014, the Company granted additional performance TSR restricted stock units for 60,456 shares and performance EPS restricted stock units for 57,642 shares to seven executive officers. In December 2015, the Company granted additional performance TSR restricted stock units for 61,209 shares and performance EPS restricted stock units for 57,409 shares to seven executive officers. Both the performance TSR and performance EPS units awarded are scheduled to vest three years from grant date.

The following table presents restricted stock unit activity during the six months ended June 30, 2016:

Units
Balance at December 31, 2015	542,375
Granted	88,693
Vested	(13,780)

Balance at June 30, 2016	617,288

The compensation expense recorded for restricted stock units was $1.0 million for the three months ended June 30, 2016, compared to $1.2 million in the same period a year ago. For the six months ended June 30, 2016 and 2015, compensation expense recorded related to the restricted stock units was $2.1 million and $2.2 million, respectively. Unrecognized stock-based compensation expense related to restricted stock units was $8.2 million as of June 30, 2016, and is expected to be recognized over the next 2.3 years.

As of June 30, 2016, 3,713,089 shares were available under the Company’s 2005 Incentive Plan (as Amended and Restated) for future grants.

The following table summarizes the tax benefit (short-fall) from share-based payment arrangements:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Tax benefit/(short-fall) of tax deductions in excess of grant-date fair value	$(68)	$(1,224)	$(3,366)	$(5,619)
Benefit of tax deductions on grant-date fair value	68	1,554	3,370	6,146
Total benefit/(short-fall) of tax deductions	$-	$330	$4	$527

The short-fall amount from share-based payment arrangements was charged against income tax expense. In addition, As of June 30, 2016, $140,000 was offset against additional paid-in capital that resulted from previously realized excess tax benefits.

6. Investment Securities

Investment securities were $1.24 billion as of June 30, 2016, compared to $1.59 billion as of December 31, 2015. The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of June 30, 2016, and December 31, 2015:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$239,811	$228	$-	$240,039
U.S. government sponsored entities	125,000	142	-	125,142
Mortgage-backed securities	774,629	8,690	6	783,313
Collateralized mortgage obligations	56	-	24	32
Corporate debt securities	74,960	48	1,779	73,229
Mutual funds	6,000	-	47	5,953
Preferred stock of government sponsored entities	2,811	1,349	-	4,160
Other equity securities	3,902	6,134	-	10,036

Total	$1,227,169	$16,591	$1,856	$1,241,904

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$284,678	$5	$395	$284,288
U.S. government sponsored entities	150,000	-	1,840	148,160
Mortgage-backed securities	1,073,108	560	11,399	1,062,269
Collateralized mortgage obligations	63	-	27	36
Corporate debt securities	74,955	425	1,525	73,855
Mutual funds	6,000	-	167	5,833
Preferred stock of government sponsored entities	2,811	633	228	3,216
Other equity securities	4,108	4,929	342	8,695

Total	$1,595,723	$6,552	$15,923	$1,586,352

The amortized cost and fair value of investment securities as of June 30, 2016, by contractual maturities, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-For-Sale
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$169,984	$170,062
Due after one year through five years	254,283	253,727
Due after five years through ten years	20,324	19,639
Due after ten years (1)	782,578	798,476

Total	$1,227,169	$1,241,904

(1) Equity securities are reported in this category

Proceeds of $241.8 million were received from the sales transactions of mortgage-backed securities during the first six months of 2016. Proceeds of $573.5 million were received from the sale of mortgage-backed securities during the first six months of 2015. Proceeds from repayments, maturities and calls of mortgage-backed securities were $80.7 million and $36.5 million for the six months ended June 30, 2016 and 2015, respectively. There were no sales transactions of other investment securities during the six months ended June 30, 2016. Proceeds of $385.2 million were received from the sale of other investment securities during the six months ended June 30, 2015. Proceeds from maturities and calls of other investment securities were $335.0 million during the six months ended June 30, 2016 compared to zero during the same period a year ago. Gains of $1.7 million and zero losses were realized on sales of investment securities in addition to a permanent impairment write-down of $206,000 that was recorded during the six months ended June 30, 2016 compared to gains of $2.3 million and losses of $1.8 million realized during the same period a year ago.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of June 30, 2016, and December 31, 2015:

	June 30, 2016
	Temporarily impaired securities

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)

Securities Available-for-Sale
Mortgage-backed securities	$1,724	$5	$39	$1	$1,763	$6
Collateralized mortgage obligations	-	-	32	24	32	24
Corporate debt securities	9,847	153	43,374	1,626	53,221	1,779
Mutual funds	-	-	5,953	47	5,953	47

Total	$11,571	$158	$49,398	$1,698	$60,969	$1,856

	December 31, 2015
	Temporarily impaired securities

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$224,289	$395	$-	$-	$224,289	$395
U.S. government sponsored entities	148,160	1,840	-	-	148,160	1,840
Mortgage-backed securities	1,025,342	11,398	6	1	1,025,348	11,399
Collateralized mortgage obligations	-	-	36	27	36	27
Corporate debt securities	9,950	50	43,525	1,475	53,475	1,525
Mutual funds	-	-	5,833	167	5,833	167
Preferred stock of government sponsored entities	2,488	228	-	-	2,488	228
Other equity securities	158	342	-	-	158	342

Total	$1,410,387	$14,253	$49,400	$1,670	$1,459,787	$15,923

As of June 30, 2016, the Company had unrealized losses of $1.9 million. The unrealized losses on these securities were primarily attributed to yield curve movement, together with the widened liquidity spread and credit spread. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. Management believes the impairment was temporary and, accordingly, no impairment loss on these securities has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

Investment securities having a carrying value of $471.6 million as of June 30, 2016, and $449.6 million as of December 31, 2015, were pledged to secure public deposits, other borrowings, treasury tax and loan, and securities sold under agreements to repurchase.

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

The types of loans in the condensed consolidated balance sheets as of June 30, 2016, and December 31, 2015, were as follows:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Commercial loans	$2,188,047	$2,316,863
Residential mortgage loans	2,146,895	1,932,355
Commercial mortgage loans	5,531,186	5,301,218
Real estate construction loans	481,820	441,543
Equity lines	171,972	168,980
Installment & other loans	3,180	2,493

Gross loans	$10,523,100	$10,163,452

Allowance for loan losses	(122,948)	(138,963)
Unamortized deferred loan fees	(6,679)	(8,262)

Total loans, net	$10,393,473	$10,016,227
Loans held for sale	$2,925	$6,676

As of June 30, 2016, recorded investment in impaired loans totaled $127.8 million and was comprised of non-accrual loans of $53.1 million and accruing troubled debt restructured loans (TDRs) of $74.7 million. As of December 31, 2015, recorded investment in impaired loans totaled $133.8 million and was comprised of non-accrual loans of $52.1 million and accruing TDRs of $81.7 million. For impaired loans, the amounts previously charged off represent 17.2% as of June 30, 2016, and 22.4% as of December 31, 2015, of the contractual balances for impaired loans.

The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	Impaired Loans
	Average Recorded Investment				Interest Income Recognized
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands)
Commercial loans	$14,940	$25,620	$13,805	$25,523	$167	$201	$370	$412
Real estate construction loans	9,923	20,790	15,107	21,884	-	65	-	130
Commercial mortgage loans	90,971	105,815	89,212	108,042	713	793	1,513	1,574
Residential mortgage loans and equity lines	17,112	17,025	17,052	17,152	140	120	285	240
Total impaired loans	$132,946	$169,250	$135,176	$172,601	$1,020	$1,179	$2,168	$2,356

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated:

	Impaired Loans
	June 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$18,965	$12,774	$-	$15,493	$6,721	$-
Real estate construction loans	27,331	6,081	-	51,290	22,002	-
Commercial mortgage loans	67,496	60,796	-	59,954	54,625	-
Residential mortgage loans and equity lines	4,312	4,161	-	3,233	3,026	-
Subtotal	$118,104	$83,812	$-	$129,970	$86,374	$-
With allocated allowance
Commercial loans	$6,342	$5,426	$1,394	$7,757	$6,847	$530
Commercial mortgage loans	26,894	24,733	5,891	28,258	27,152	6,792
Residential mortgage loans and equity lines	14,925	13,875	439	14,383	13,437	427
Subtotal	$48,161	$44,034	$7,724	$50,398	$47,436	$7,749
Total impaired loans	$166,265	$127,846	$7,724	$180,368	$133,810	$7,749

The following tables present the aging of the loan portfolio by type as of June 30, 2016, and as of December 31, 2015:

	June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$23,122	$6,743	$-	$8,251	$38,116	$2,149,931	$2,188,047
Real estate construction loans	-	-	-	6,081	6,081	475,739	481,820
Commercial mortgage loans	5,272	3,008	-	30,725	39,005	5,492,181	5,531,186
Residential mortgage loans and equity lines	242	378	-	8,081	8,701	2,310,166	2,318,867
Installment and other loans	-	-	-	-	-	3,180	3,180
Total loans	$28,636	$10,129	$-	$53,138	$91,903	$10,431,197	$10,523,100

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$8,367	$221	$-	$3,545	$12,133	$2,304,730	$2,316,863
Real estate construction loans	7,285	-	-	16,306	23,591	417,952	441,543
Commercial mortgage loans	2,243	2,223	-	25,231	29,697	5,271,521	5,301,218
Residential mortgage loans and equity lines	4,959	1,038	-	7,048	13,045	2,088,290	2,101,335
Installment and other loans	-	-	-	-	-	2,493	2,493
Total loans	$22,854	$3,482	$-	$52,130	$78,466	$10,084,986	$10,163,452

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

A troubled debt restructuring is a formal modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower it would not otherwise consider. The concessions may be granted in various forms, including a change in the stated interest rate, a reduction in the loan balance or accrued interest, or an extension of the maturity date that causes significant delay in payment.

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

As of June 30, 2016, accruing TDRs were $74.7 million and non-accrual TDRs were $25.4 million compared to accruing TDRs of $81.7 million and non-accrual TDRs of $39.9 million as of December 31, 2015. The Company allocated specific reserves of $1.6 million to accruing TDRs and $4.4 million to non-accrual TDRs as of June 30, 2016, and $2.0 million to accruing TDRs and $5.4 million to non-accrual TDRs as of December 31, 2015. The following tables present TDRs that were modified during the first six months of 2016 and of 2015, their specific reserves at June 30, 2016, and 2015, and charge-offs during the first six months of 2016 and of 2015:

	Six months ended June 30, 2016				June 30, 2016
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	4	$4,844	$4,844	$-	$148
Residential mortgage loans and equity lines	2	367	367	-	23
Total	6	$5,211	$5,211	$-	$171

	Six months ended June 30, 2015				June 30, 2015
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	1	$850	$850	$-	$-
Commercial mortgage loans	4	14,411	14,411	-	40
Residential mortgage loans and equity lines	4	1,522	1,374	148	43
Total	9	$16,783	$16,635	$148	$83

Modifications of the loan terms during the first six months of 2016 were in the form of changes in the stated interest rate, extensions of maturity dates, and/or reductions in monthly payment amounts. The length of time for which modifications involving a reduction of the stated interest rate or changes in payment terms that were documented ranged from three to ten months from the modification date.

We expect that the TDRs on accruing status as of June 30, 2016, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  A summary of TDRs by type of concession and by type of loan, as of June 30, 2016, and December 31, 2015, is shown below:

`

	June 30, 2016

Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$8,464	$-	$1,485	$9,949
Commercial mortgage loans	26,256	6,006	22,542	54,804
Residential mortgage loans	5,301	993	3,661	9,955
Total accruing TDRs	$40,021	$6,999	$27,688	$74,708

	June 30, 2016

Non-accrual TDRs	Payment Deferral	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$3,114	$90	$3,204
Commercial mortgage loans	1,520	20,007	21,527
Residential mortgage loans	538	173	711
Total non-accrual TDRs	$5,172	$20,270	$25,442

	December 31, 2015

Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total

Commercial loans	$8,298	$-	$1,726	$10,024
Real estate construction loans	-	-	5,696	5,696
Commercial mortgage loans	16,701	6,045	33,800	56,546
Residential mortgage loans	5,201	999	3,214	9,414
Total accruing TDRs	$30,200	$7,044	$44,436	$81,680

	December 31, 2015

Non-accrual TDRs	Payment Deferral	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$1,033	$90	$1,123
Real estate construction loans	9,981	5,825	15,806
Commercial mortgage loans	1,544	20,362	21,906
Residential mortgage loans	388	700	1,088
Total non-accrual TDRs	$12,946	$26,977	$39,923

The activity within our TDRs for the periods indicated are shown below:

	Three months ended June 30,		Six months ended June 30,
Accruing TDRs	2016	2015	2016	2015
	(In thousands)
Beginning balance	$90,172	$100,393	$81,680	$104,356
New restructurings	2,065	5,798	2,065	16,426
Restructured loans restored to accrual status	-	-	10,303	-
Charge-offs	-	-	-	(148)
Payments	(1,505)	(6,180)	(3,316)	(10,434)
Restructured loans placed on non-accrual status	(1,138)	-	(1,138)	(10,189)
Expiration of loan concession upon renewal	(14,886)	-	(14,886)	-
Ending balance	$74,708	$100,011	$74,708	$100,011

	Three months ended June 30,		Six months ended June 30,
Non-accrual TDRs	2016	2015	2016	2015
	(In thousands)
Beginning balance	$23,209	$44,541	$39,923	$41,618
New restructurings	3,145	-	3,145	209
Restructured loans placed on non-accrual status	1,138	-	1,138	10,189
Charge-offs	(945)	(489)	(945)	(3,243)
Payments	(1,105)	(1,457)	(7,516)	(6,178)
Restructured loans restored to accrual status	-	-	(10,303)	-
Ending balance	$25,442	$42,595	$25,442	$42,595

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as a TDR during the previous twelve months and which subsequently defaulted as of June 30, 2016.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of June 30, 2016, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

As part of the on-going monitoring of the credit quality of our loan portfolio, the Company utilizes a risk grading matrix to assign a risk grade to each loan. The risk rating categories can be generally described by the following grouping for non-homogeneous loans:

●	Pass/Watch – These loans range from minimal credit risk to lower than average, but still acceptable, credit risk.

●	Special Mention – Borrower is fundamentally sound and loan is currently protected but adverse trends are apparent that, if not corrected, may affect ability to repay. Primary source of loan repayment remains viable but there is increasing reliance on collateral or guarantor support.

●	Substandard – These loans are inadequately protected by current sound net worth, paying capacity, or collateral. Well-defined weaknesses exist that could jeopardize repayment of debt. Loss may not be imminent, but if weaknesses are not corrected, there is a good possibility of some loss.

●	Doubtful – The possibility of loss is extremely high, but due to identifiable and important pending events (which may strengthen the loan), a loss classification is deferred until the situation is better defined.

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following tables present the loan portfolio by risk rating as of June 30, 2016, and as of December 31, 2015:

	June 30, 2016
	Pass/Watch	Special Mention	Substandard	Doubtful	Total

Commercial loans	$2,017,005	$91,097	$78,910	$1,035	$2,188,047
Real estate construction loans	461,282	14,457	5,581	500	481,820
Commercial mortgage loans	5,156,885	246,844	119,300	8,157	5,531,186
Residential mortgage loans and equity lines	2,307,970	394	10,503	-	2,318,867
Installment and other loans	3,180	-	-	-	3,180
Total gross loans	$9,946,322	$352,792	$214,294	$9,692	$10,523,100

Loans held for sale	$-	$-	$2,925	$-	$2,925

	December 31, 2015
	Pass/Watch	Special Mention	Substandard	Doubtful	Total

Commercial loans	$2,143,270	$110,338	$61,297	$1,958	$2,316,863
Real estate construction loans	413,765	5,776	21,502	500	441,543
Commercial mortgage loans	5,018,199	155,553	118,196	9,270	5,301,218
Residential mortgage loans and equity lines	2,091,434	399	9,502	-	2,101,335
Installment and other loans	2,493	-	-	-	2,493
Total gross loans	$9,669,161	$272,066	$210,497	$11,728	$10,163,452

Loans held for sale	$732	$-	$5,944	$-	$6,676

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of June 30, 2016, and as of December 31, 2015:

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage Loans and Equity Lines	Installment and Other Loans	Total
	(In thousands)
June 30, 2016
Loans individually evaluated for impairment
Allowance	$1,395	$-	$5,891	$438	$-	$7,724
Balance	$18,200	$6,081	$85,529	$18,036	$-	$127,846

Loans collectively evaluated for impairment
Allowance	$49,195	$10,753	$40,199	$15,065	$12	$115,224
Balance	$2,169,847	$475,739	$5,445,657	$2,300,831	$3,180	$10,395,254

Total allowance	$50,590	$10,753	$46,090	$15,503	$12	$122,948
Total balance	$2,188,047	$481,820	$5,531,186	$2,318,867	$3,180	$10,523,100

December 31, 2015
Loans individually evaluated for impairment
Allowance	$530	$-	$6,792	$427	$-	$7,749
Balance	$13,568	$22,002	$81,776	$16,464	$-	$133,810

Loans collectively evaluated for impairment
Allowance	$55,669	$22,170	$42,648	$10,718	$9	$131,214
Balance	$2,303,295	$419,541	$5,219,442	$2,084,871	$2,493	$10,029,642

Total allowance	$56,199	$22,170	$49,440	$11,145	$9	$138,963
Total balance	$2,316,863	$441,543	$5,301,218	$2,101,335	$2,493	$10,163,452

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months and six months ended June 30, 2016, and June 30, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended June 30, 2016 and 2015
	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage Loans and Equity Lines	Installment and Other Loans	Total
	(In thousands)

March 31, 2016 Ending Balance	$56,381	$12,744	$50,451	$14,969	$7	134,552
Provision/(credit) for possible credit losses	170	(2,038)	(3,815)	528	5	(5,150)
Charge-offs	(6,688)	-	(945)	-	-	(7,633)
Recoveries	727	47	399	6	-	1,179
Net (charge-offs)/recoveries	(5,961)	47	(546)	6	-	(6,454)
June 30, 2016 Ending Balance	$50,590	$10,753	$46,090	$15,503	$12	$122,948

March 31, 2015 Ending Balance	$49,705	$23,270	$71,318	$11,777	$19	$156,089

Provision/(credit) for possible credit losses	184	2,982	(5,880)	559	5	(2,150)
Charge-offs	(2,580)	-	(65)	(13)	-	(2,658)
Recoveries	231	52	1,872	-	1	2,156
Net (charge-offs)/recoveries	(2,349)	52	1,807	(13)	1	(502)
June 30, 2015 Ending Balance	$47,540	$26,304	$67,245	$12,323	$25	$153,437

Six months ended June 30, 2016 and 2015
	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage Loans and Equity Lines	Installment and Other Loans	Total
	(In thousands)

2016 Beginning Balance	$56,199	$22,170	$49,440	$11,145	$9	$138,963

Provision/(credit) for possible credit losses	1,435	(18,740)	(2,837)	4,488	3	(15,651)

Charge-offs	(8,758)	-	(1,055)	(148)	-	(9,961)
Recoveries	1,714	7,323	542	18		9,597
Net (charge-offs)/recoveries	(7,044)	7,323	(513)	(130)	-	(364)

June 30, 2016 Ending Balance	$50,590	$10,753	$46,090	$15,503	$12	$122,948
Reserve for impaired loans	$1,395	$-	$5,891	$438	$-	$7,724
Reserve for non-impaired loans	$49,195	$10,753	$40,199	$15,065	$12	$115,224
Reserve for off-balance sheet credit commitments	$1,969	$-	$34	$119	$2	$2,124

2015 Beginning Balance	$47,501	$27,652	$74,673	$11,578	$16	$161,420

Provision/(credit) for possible credit losses	1,005	(1,470)	(7,580)	886	9	(7,150)

Charge-offs	(3,444)	-	(3,516)	(161)	-	(7,121)
Recoveries	2,478	122	3,668	20	-	6,288
Net (charge-offs)/recoveries	(966)	122	152	(141)	-	(833)

June 30, 2015 Ending Balance	$47,540	$26,304	$67,245	$12,323	$25	$153,437
Reserve for impaired loans	$966	$-	$6,554	$464	$-	$7,984
Reserve for non-impaired loans	$46,574	$26,304	$60,691	$11,859	$25	$145,453
Reserve for off-balance sheet credit commitments	$942	$427	$163	$42	$-	$1,574

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

9. Borrowed Funds

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $400 million with a weighted average rate of 3.89% as of June 30, 2016, compared to $400 million with a weighted average rate of 3.89% as of December 31, 2015. As of June 30, 2016, four floating-to-fixed rate agreements totaling $200 million with a weighted average rate of 5.0% and final maturity in January 2017 had initial floating rates for one year, with floating rates of the three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.89% to 5.07%. As of June 30, 2016, and December 31, 2015, four fixed rate non-callable securities sold under agreements to repurchase totaled $200 million with a weighted average rate of 2.78%. Final maturity for the four fixed rate non-callable securities sold under agreements to repurchase was $50.0 million in August 2016, $50.0 million in July 2017, $50.0 million in June 2018, and $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $454 million as of June 30, 2016, and $430 million as of December 31, 2015.

Borrowing from the FHLB. As of June 30, 2016, over-night borrowings from the FHLB were $230 million at a rate of 0.47% compared to $250 million at a rate of 0.27% as of December 31, 2015. As of June 30, 2016, the advances from the FHLB were $325 million at a rate of 0.44% compared to $25 million at a rate of 1.13% as of December 31, 2015. As of June 30, 2016, FHLB advances of $300 million will mature in July 2016 and $25 million will mature in March 2018.

10. Income Taxes

Income tax expense totaled $34.9 million, or an effective tax rate of 30.1%, for the six months ended June 30, 2016, compared to an income tax expense of $31.1 million, or an effective tax rate of 27.7%, for the same period in 2015. The effective tax rate includes the impact of the utilization of low income housing tax credits, the utilization of alternative energy tax credits, and the write-off of deferred tax assets related to stock options that expired unexercised during the first quarter of 2016.

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2016, and December 31, 2015:

June 30, 2016	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)

Securities available-for-sale
U.S. Treasury securities	$240,039	$-	$-	$240,039
U.S. government sponsored entities	-	125,142	-	125,142
Mortgage-backed securities	-	783,313	-	783,313
Collateralized mortgage obligations	-	32	-	32
Corporate debt securities	-	73,229	-	73,229
Mutual funds	5,953	-	-	5,953
Preferred stock of government sponsored entities	-	4,160	-	4,160
Other equity securities	-	10,036	-	10,036
Total securities available-for-sale	245,992	995,912	-	1,241,904
Warrants	-	-	90	90
Foreign exchange contracts	-	2,083	-	2,083
Total assets	$245,992	$997,995	$90	$1,244,077

Liabilities

Interest rate swaps	$-	$18,050	$-	$18,050
Foreign exchange contracts	-	1,602	-	1,602
Total liabilities	$-	$19,652	$-	$19,652

December 31, 2015	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)

Securities available-for-sale
U.S. Treasury securities	$284,288	$-	$-	$284,288
U.S. government sponsored entities	-	148,160	-	148,160
Mortgage-backed securities	-	1,062,269	-	1,062,269
Collateralized mortgage obligations	-	36	-	36
Corporate debt securities	-	73,855	-	73,855
Mutual funds	5,833	-	-	5,833
Preferred stock of government sponsored entities	-	3,216	-	3,216
Other equity securities	-	8,695	-	8,695
Total securities available-for-sale	290,121	1,296,231	-	1,586,352
Warrants	-	-	62	62
Foreign exchange contracts	-	3,339	-	3,339
Total assets	$290,121	$1,299,570	$62	$1,589,753

Liabilities

Option contracts	$-	$28	$-	$28
Interest rate swaps	-	6,496	-	6,496
Foreign exchange contracts	-	4,124	-	4,124
Total liabilities	$-	$10,648	$-	$10,648

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $90,000 as of June 30, 2016, compared to $62,000 as of December 31, 2015. The fair value adjustment of warrants was included in other operating income in the second quarter of 2016. The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from 1 to 7 years, risk-free interest rate from 0.63% to 1.31%, and stock volatility from 12.6% to 18.4%.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the condensed consolidated balance sheets as of June 30, 2016, the following tables provide the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of June 30, 2016, and December 31, 2015, and the total losses for the periods indicated:

	June 30, 2016				Total Losses
	Fair Value Measurements Using			Total at	Three Months Ended		Six Months Ended
	Level 1	Level 2	Level 3	Fair Value	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$-	$-	$4,032	$4,032	$-	$2,574	$-	$2,805
Commercial mortgage loans	-	-	18,843	18,843	945	-	945	654
Residential mortgage loans and equity lines	-	-	13,436	13,436	-	-	-	146
Total impaired loans	-	-	36,311	36,311	945	2,574	945	3,605
Other real estate owned (1)	-	7,995	440	8,435	88	44	216	225
Investments in venture capital and private company stock	-	-	4,499	4,499	122	103	231	327
Total assets	$-	$7,995	$41,250	$49,245	$1,155	$2,721	$1,392	$4,157

(1) Other real estate owned balance of $26.4 million in the condensed consolidated balance sheet is net of estimated disposal costs.

	December 31, 2015				Total Losses
	Fair Value Measurements Using			Total at	Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2015	December 31, 2014
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$-	$-	$6,317	$6,317	$806	$17
Commercial mortgage loans	-	-	20,359	20,359	598	3,914
Residential mortgage loans and equity lines	-	-	13,009	13,009	146	27
Total impaired loans	-	-	39,685	39,685	1,550	3,958
Other real estate owned (1)	-	10,047	4,235	14,282	404	202
Investments in venture capital and private company stock	-	-	4,922	4,922	553	436
Total assets	$-	$10,047	$48,842	$58,889	$2,507	$4,596

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

The following table presents the carrying and notional amounts and estimated fair value of financial instruments as of June 30, 2016, and as of December 31, 2015:

	June 30, 2016		December 31, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$229,411	$229,411	$180,130	$180,130
Short-term investments	706,927	706,927	536,880	536,880
Securities available-for-sale	1,241,904	1,241,904	1,586,352	1,586,352
Loans held for sale	2,925	2,925	6,676	6,676
Loans, net	10,393,473	10,328,509	10,016,227	9,938,810
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250
Warrants	90	90	62	62

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$85,098	$2,083	$100,602	$3,339

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$10,471,103	$10,482,519	$10,509,087	10,509,879
Securities sold under agreements to repurchase	400,000	410,608	400,000	413,417
Advances from Federal Home Loan Bank	555,000	555,156	275,000	274,488
Other borrowings	17,748	15,861	18,593	16,684
Long-term debt	119,136	61,437	119,136	58,420

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$-	$-	$9,396	$28
Foreign exchange contracts	84,432	1,602	115,418	4,124
Interest rate swaps	479,683	18,050	459,416	6,496

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$2,040,070	$(5,639)	$1,971,848	$(5,570)
Standby letters of credit	76,574	(300)	49,081	(194)
Other letters of credit	29,272	(20)	38,131	(22)
Bill of lading guarantees	51	(1)	454	(1)

The following tables present the level in the fair value hierarchy for the estimated fair values of financial instruments as of June 30, 2016, and December 31, 2015.

	June 30, 2016
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$229,411	$229,411	$-	$-
Short-term investments	706,927	706,927	-	-
Securities available-for-sale	1,241,904	245,992	995,912	-
Loans held-for-sale	2,925	-	-	2,925
Loans, net	10,328,509	-	-	10,328,509
Investment in Federal Home Loan Bank stock	17,250	-	17,250	-
Warrants	90	-	-	90
Financial Liabilities
Deposits	10,482,519	-	-	10,482,519
Securities sold under agreements to repurchase	410,608	-	410,608	-
Advances from Federal Home Loan Bank	555,156	-	555,156	-
Other borrowings	15,861	-	-	15,861
Long-term debt	61,437	-	61,437	-

	December 31, 2015
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$180,130	$180,130	$-	$-
Short-term investments	536,880	536,880	-	-
Securities available-for-sale	1,586,352	290,121	1,296,231	-
Loans held-for-sale	6,676	-	-	6,676
Loans, net	9,938,810	-	-	9,938,810
Investment in Federal Home Loan Bank stock	17,250	-	17,250	-
Warrants	62	-	-	62
Financial Liabilities
Deposits	10,509,879	-	-	10,509,879
Securities sold under agreements to repurchase	413,417	-	413,417	-
Advances from Federal Home Loan Bank	274,488	-	-	274,488
Other borrowings	16,684	-	-	16,684
Long-term debt	58,420	-	58,420	-

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

As of June 30, 2016, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment as of an interim date.

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

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, with the quarterly interest payments throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 0.65%. As of June 30, 2016, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $7.4 million, net of taxes, was included in other comprehensive income. The amount of periodic net settlement of interest rate swaps included in interest expense was $593,000 for the three months ended June 30, 2016 compared to $703,000 for the same quarter a year ago. For the six months ended June 30, 2016, the periodic net settlement of interest rate swaps included in interest expense was $1.2 million compared to $1.4 million for the same period in 2015.

As of June 30, 2016, the Bank entered into interest rate swap contracts with various terms from four to eight years. These interest rate swap contracts are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.65% and receives a variable rate at the one month LIBOR rate plus a weighted average spread of 319 basis points, or at a weighted average rate of 3.65%. As of June 30, 2016, the notional amount of fair value interest rate swaps was $360.5 million and their unrealized loss of $5.3 million was included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $946,000 for the three months ended June 30, 2016, compared to $682,000 for the same quarter a year ago. The amount of periodic net settlement of interest rate swaps reducing interest income was $1.9 million for the six months ended June 30, 2016, compared to $1.4 million for the same period a year ago. As of June 30, 2016, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $16.3 million as of June 30, 2016.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. As of June 30, 2016, there were no option contracts outstanding. As of June 30, 2016, spot, forward, and swap contracts with a total notional amount of $85.1 million had a positive fair value of $2.1 million. Spot, forward, and swap contracts with a total notional amount of $84.4 million had a negative fair value of $1.6 million as of June 30, 2016. As of December 31, 2015, the notional amount of option contracts totaled $9.4 million with a net negative fair value of $28,000. As of December 31, 2015, spot, forward, and swap contracts with a total notional amount of $100.6 million had a positive fair value of $3.3 million. Spot, forward, and swap contracts with a total notional amount of $115.4 million had a negative fair value of $4.1 million as of December 31, 2015.

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

Financial instruments that are eligible for offset in the condensed consolidated balance sheets, as of June 30, 2016, and December 31, 2015, are presented in the following table:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
June 30, 2016
Liabilities:
Securities sold under agreements to repurchase	$400,000	$-	$400,000	$-	$(400,000)	$-
Derivatives	$18,050	$-	$18,050	$-	$(18,050)	$-

December 31, 2015

Liabilities:
Securities sold under agreements to repurchase	$400,000	$-	$400,000	$-	$(400,000)	$-
Derivatives	$6,496	$-	$6,496	$-	$(6,496)	$-

16. Stockholders’ Equity

Total equity was $1.76 billion as of June 30, 2016, an increase of $11.3 million, from $1.75 billion as of December 31, 2015, primarily due to net income of $81.0 million and other comprehensive income of $9.6 million offset by purchases of treasury stock of $54.4 million and common stock cash dividends of $28.4 million.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three months and six months ended June 30, 2016, and June 30, 2015, was as follows:

	Three months ended June 30, 2016			Three months ended June 30, 2015
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, gain/(loss), net of tax
Securities available-for-sale			$5,042			$3,339
Cash flow hedge derivatives			(6,115)			(3,985)
Total			$(1,073)			$(646)
Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$7,688	$3,232	$4,456	$(11,034)	$(4,639)	$(6,395)
Cash flow hedge derivatives	(2,212)	(930)	(1,282)	4,017	1,689	2,328
Total	5,476	2,302	3,174	(7,017)	(2,950)	$(4,067)
Reclassification adjustment for net (gains)/losses in net income
Securities available-for-sale	(1,655)	(696)	(959)	3,332	1,401	1,931
Cash flow hedge derivatives	-	-	-	-	-	-
Total	(1,655)	(696)	(959)	3,332	1,401	1,931
Total other comprehensive income/(loss)
Securities available-for-sale	6,033	2,536	3,497	(7,702)	(3,238)	(4,464)
Cash flow hedge derivatives	(2,212)	(930)	(1,282)	4,017	1,689	2,328
Total	$3,821	$1,606	$2,215	$(3,685)	$(1,549)	$(2,136)
Ending balance, gain/(loss), net of tax
Securities available-for-sale			$8,539			$(1,125)
Cash flow hedge derivatives			(7,397)			(1,657)
Total			$1,142			$(2,782)

	Six months ended June 30, 2016			Six months ended June 30, 2015
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
Beginning balance, loss, net of tax	(In thousands)
Securities available-for sale			$(5,431)			$(3,172)
Cash flow hedge derivatives			(2,995)			(2,397)
Total			$(8,426)			$(5,569)
Net unrealized gains/(losses) arising during the period
Securities available-for sale	$25,552	$10,742	$14,810	$177	$73	$104
Cash flow hedge derivatives	(7,595)	(3,193)	(4,402)	1,277	537	740
Total	17,957	7,549	10,408	1,454	610	$844
Reclassification adjustment for net (gains)/losses in net income
Securities available-for sale	(1,449)	(609)	(840)	3,353	1,410	1,943
Cash flow hedge derivatives	-	-	-	-	-	-
Total	(1,449)	(609)	(840)	3,353	1,410	1,943
Total other comprehensive income/(loss)
Securities available-for sale	24,103	10,133	13,970	3,530	1,483	2,047
Cash flow hedge derivatives	(7,595)	(3,193)	(4,402)	1,277	537	740
Total	$16,508	$6,940	$9,568	$4,807	$2,020	$2,787
Ending balance, gain/(loss), net of tax
Securities available-for sale			$8,539			$(1,125)
Cash flow hedge derivatives			(7,397)			(1,657)
Total			$1,142			$(2,782)

17. Stock Repurchase Program

In February 2016, the Company completed the repurchase of the remaining 633,250 shares of its common stock under the August 2015 repurchase program, for $17.0 million, or a $26.82 average price per share.

On February 1, 2016, the Board of Directors of the Company adopted a new stock repurchase program to repurchase up to $45.0 million of the Company’s common stock. In February 2016, the Company repurchased 1,380,578 shares of its common stock for $37.5 million, or a $27.13 average price per share under the February 2016 repurchase program. As of June 30, 2016, $7.5 million of the Company’s common stock could be purchased in the future under the February 2016 repurchase program.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is based on the assumption that the reader has access to and has read the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Highlights

●	On July 8, 2016, we signed a Stock Purchase Agreement to acquire SinoPac Bancorp, the U.S. holding company for Far East National Bank, for $340 million subject to certain adjustments.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended June 30, 2016, was $34.8 million, a decrease of $10.4 million, or 22.9%, compared to net income of $45.2 million for the same quarter a year ago. Diluted earnings per share for the quarter ended June 30, 2016, was $0.44 compared to $0.56 for the same quarter a year ago.

Return on average stockholders’ equity was 8.00% and return on average assets was 1.07% for the quarter ended June 30, 2016, compared to a return on average stockholders’ equity of 10.93% and a return on average assets of 1.56% for the same quarter a year ago. The decrease is primarily due to the $20.8 million increase in amortization of investments in alternative energy partnerships.

Financial Performance

	Three months ended
	June 30, 2016	June 30, 2015
Net income (in millions)	$34.8	$45.2
Basic earnings per common share	$0.44	$0.57
Diluted earnings per common share	$0.44	$0.56
Return on average assets	1.07%	1.56%
Return on average total stockholders' equity	8.00%	10.93%
Efficiency ratio	62.15%	47.41%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $7.0 million, or 7.4%, to $101.8 million during the second quarter of 2016 compared to $94.8 million during the same quarter a year ago. The increase was due primarily to the increase in interest income from loans, partially offset by the increase in interest expense from time deposits.

The net interest margin was 3.38% for the second quarter of 2016 compared to 3.51% for the second quarter of 2015. The decrease in the net interest margin was due to a combination of the impact of the special Federal Home Loan Bank dividend and higher interest recoveries in the prior year and higher interest bearing deposits at the Federal Reserve Bank this year. The decrease in the net interest margin for the second quarter of 2016 from 3.42% for the first quarter of 2016, was primarily due to the higher interest bearing deposits at the Federal Reserve Bank and higher interest recoveries and lower excess cash balances in the first quarter.

For the second quarter of 2016, the yield on average interest-earning assets was 4.05%, the cost of funds on average interest-bearing liabilities was 0.89%, and the cost of interest-bearing deposits was 0.70%. In comparison, for the second quarter of 2015, the yield on average interest-earning assets was 4.16%, the cost of funds on average interest-bearing liabilities was 0.87%, and the cost of interest-bearing deposits was 0.65%. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 3.16% for the quarter ended June 30, 2016, compared to 3.29% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended June 30, 2016, and 2015. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended June 30,
	2016			2015
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Commercial loans	$2,212,353	$21,537	3.92%	$2,397,286	$23,021	3.85%
Residential mortgage loans	2,248,743	25,031	4.45	1,822,098	20,746	4.55
Commercial mortgage loans	5,492,711	62,190	4.55	4,750,951	56,014	4.73
Real estate construction loans	485,434	7,049	5.84	359,479	5,186	5.79
Other loans and leases	2,700	15	2.23	5,131	28	2.19
Total loans and leases (1)	10,441,941	115,822	4.46	9,334,945	104,995	4.51
Taxable securities	1,293,490	5,265	1.64	1,357,118	5,346	1.58
Federal Home Loan Bank stock	17,250	382	8.91	21,338	1,677	31.52
Interest bearing deposits	358,944	433	0.49	123,058	368	1.20
Total interest-earning assets	12,111,625	121,902	4.05	10,836,459	112,386	4.16
Non-interest earning assets:
Cash and due from banks	213,837			187,995
Other non-earning assets	907,178			786,900
Total non-interest earning assets	1,121,015			974,895
Less: Allowance for loan losses	(135,320)			(156,709)
Deferred loan fees	(7,296)			(10,528)
Total assets	$13,090,024			$11,644,117

Interest bearing liabilities:
Interest bearing demand accounts	$1,013,028	$420	0.17	$836,840	$339	0.16
Money market accounts	2,017,867	3,251	0.65	1,642,420	2,460	0.60
Savings accounts	630,042	260	0.17	581,959	221	0.15
Time deposits	4,707,847	10,619	0.91	4,444,150	9,121	0.82
Total interest-bearing deposits	8,368,784	14,550	0.70	7,505,369	12,141	0.65

Securities sold under agreements to repurchase	400,000	3,934	3.96	400,000	3,934	3.94
Other borrowings	166,191	202	0.49	139,039	117	0.34
Long-term debt	119,136	1,440	4.86	119,136	1,440	4.85
Total interest-bearing liabilities	9,054,111	20,126	0.89	8,163,544	17,632	0.87
Non-interest bearing liabilities:
Demand deposits	2,106,062			1,669,310
Other liabilities	178,915			153,059
Total equity	1,750,936			1,658,204
Total liabilities and equity	$13,090,024			$11,644,117
Net interest spread			3.16%			3.29%
Net interest income		$101,776			$94,754
Net interest margin			3.38%			3.51%

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
	2016-2015
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	$12,040	$(1,213)	$10,827
Taxable securities	(265)	184	(81)
Federal Home Loan Bank stock	(273)	(1,022)	(1,295)
Deposits with other banks	385	(320)	65

Total changes in interest income	11,887	(2,371)	9,516

Interest-bearing liabilities:
Interest bearing demand accounts	72	9	81
Money market accounts	589	202	791
Savings accounts	19	20	39
Time deposits	551	947	1,498
Other borrowed funds	26	59	85
Total changes in interest expense	1,257	1,237	2,494
Changes in net interest income	$10,630	$(3,608)	$7,022

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Reversal for Credit Losses

Reversal for credit losses was $5.2 million for the second quarter of 2016 compared to $2.2 million for the second quarter of 2015. The reversal for credit losses was based on the review of the appropriateness of the allowance for loan losses at June 30, 2016. The provision or reversal for credit losses represents the charge against or benefit toward current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio, including unfunded commitments. The following table summarizes the charge-offs and recoveries for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Charge-offs:
Commercial loans	$6,688	$2,580	$8,757	$3,444
Real estate loans (1)	945	77	1,204	3,677
Total charge-offs	7,633	2,657	9,961	7,121
Recoveries:
Commercial loans	$727	$231	$1,714	$2,478
Construction loans	47	52	7,323	122
Real estate loans (1)	405	1,873	560	3,688
Total recoveries	1,179	2,156	9,597	6,288
Net charge-offs	$6,454	$501	$364	$833

(1) Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $9.1 million for the second quarter of 2016, an increase of $3.5 million, or 61.2%, compared to $5.6 million for the second quarter of 2015, which was primarily due to $3.3 million of net securities losses recorded in the second quarter of 2015.

Non-Interest Expense

Non-interest expense increased $21.3 million, or 44.7%, to $68.9 million in the second quarter of 2016 compared to $47.6 million in the same quarter a year ago. The increase in non-interest expense in the second quarter of 2016 was primarily due to increases of $20.8 million in amortization of investments in alternative energy partnerships as a result of rapid installation of solar systems from our investment made in March 2016. The efficiency ratio was 62.15% in the second quarter of 2016 compared to 47.41% for the same quarter a year ago.

Income Taxes

The effective tax rate for the second quarter of 2016 was 26.1% compared to 17.7% for the second quarter of 2015. The effective tax rate includes the impact of the utilization of low income housing tax credits and alternative energy tax credits.

Year-to-Date Statement of Operations Review

Net income for the six months ended June 30, 2016, was $81.0 million, a decrease of $186,000, or 0.2%, compared to net income of $81.2 million for the same period a year ago. Diluted earnings per share was $1.01, which was the same as the diluted earnings per share for the same period a year ago. The net interest margin for the six months ended June 30, 2016, was 3.40% compared to 3.46% for the same period a year ago.

Return on average stockholders’ equity was 9.33% and return on average assets was 1.25% for the six months ended June 30, 2016, compared to a return on average stockholders’ equity of 9.96% and a return on average assets of 1.43% for the same period of 2015. The efficiency ratio for the six months ended June 30, 2016, was 54.57% compared to 46.59% for the same period a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the six months ended June 30, 2016, and 2015. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Six months ended June 30,
	2016			2015
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Commercial loans	$2,270,644	$43,967	3.89%	$2,420,286	$46,318	3.86%
Residential mortgage loans	2,199,578	49,090	4.46	1,788,004	40,896	4.57
Commercial mortgage loans	5,426,318	122,679	4.55	4,657,948	107,994	4.68
Real estate construction lons	467,251	14,948	6.43	336,684	9,840	5.89
Other loans and leases	2,465	28	2.28	4,349	47	2.18
Total loans and leases (1)	10,366,256	230,712	4.48	9,207,271	205,095	4.49
Taxable securities	1,424,671	12,124	1.71	1,261,108	9,120	1.46
Federal Home Loan Bank stock	17,250	729	8.50	25,780	2,258	17.66
Interest bearing deposits	261,771	682	0.52	146,217	847	1.17
Total interest-earning assets	12,069,948	244,247	4.07	10,640,376	217,320	4.12
Non-interest earning assets:
Cash and due from banks	211,112			191,296
Other non-earning assets	896,001			764,220
Total non-interest earning assets	1,107,113			955,516
Less: Allowance for loan losses	(138,096)			(160,062)
Deferred loan fees	(7,668)			(11,122)
Total assets	$13,031,297			$11,424,708

Interest bearing liabilities:
Interest bearing demand accounts	$989,403	$815	0.17	$818,017	$658	0.16
Money market accounts	1,971,638	6,257	0.64	1,590,857	4,724	0.60
Savings accounts	625,335	500	0.16	557,302	411	0.15
Time deposits	4,804,168	21,476	0.90	4,374,896	17,914	0.83
Total interest-bearing deposits	8,390,544	29,048	0.70	7,341,072	23,707	0.65

Securities sold under agreements to repurchase	400,000	7,868	3.96	401,657	7,859	3.95
Other borrowings	125,488	308	0.49	119,663	210	0.35
Long-term debt	119,136	2,880	4.86	119,136	2,864	4.85
Total interest-bearing liabilities	9,035,168	40,104	0.89	7,981,528	34,640	0.88
Non-interest bearing liabilities:
Demand deposits	2,069,878			1,667,561
Other liabilities	179,912			132,763
Total equity	1,746,339			1,642,856
Total liabilities and equity	$13,031,297			$11,424,708
Net interest spread			3.18%			3.24%
Net interest income		$204,143			$182,680
Net interest margin			3.40%			3.46%

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
	2016-2015
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	26,359	(742)	25,617
Taxable securities	1,285	1,719	3,004
Federal Home Loan Bank stock	(595)	(934)	(1,529)
Deposits with other banks	458	(623)	(165)

Total changes in interest income	27,507	(580)	26,927

Interest-bearing liabilities:
Interest bearing demand accounts	143	14	157
Money market accounts	1,203	330	1,533
Savings accounts	53	36	89
Time deposits	1,871	1,691	3,562
Securities sold under agreements to repurchase	(19)	28	9
Other borrowed funds	11	87	98
Long-term debt	-	16	16
Total changes in interest expense	3,262	2,202	5,464
Changes in net interest income	$24,245	$(2,782)	$21,463

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Balance Sheet Review

Assets

Total assets were $13.49 billion as of June 30, 2016, an increase of $239.1 million, or 1.8%, from $13.25 billion as of December 31, 2015, primarily due to a $359.6 million increase in loans and a $170.0 million increase in short-term investments and interest bearing deposits offset by a $344.4 million decrease in securities available-for-sale.

Investment Securities

Investment securities represented 9.2% of total assets as of June 30, 2016, compared to 12.0% of total assets as of December 31, 2015. The carrying value of investment securities as of June 30, 2016, was $1.24 billion compared to $1.59 billion as of December 31, 2015. Securities available-for-sale are carried at fair value and had a net unrealized gain, net of tax, of $8.5 million as of June 30, 2016, compared to a net unrealized loss, net of tax, of $5.4 million as of December 31, 2015.

The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of June 30, 2016, and December 31, 2015:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$239,811	$228	$-	$240,039
U.S. government sponsored entities	125,000	142	-	125,142
Mortgage-backed securities	774,629	8,690	6	783,313
Collateralized mortgage obligations	56	-	24	32
Corporate debt securities	74,960	48	1,779	73,229
Mutual funds	6,000	-	47	5,953
Preferred stock of government sponsored entities	2,811	1,349	-	4,160
Other equity securities	3,902	6,134	-	10,036
Total	$1,227,169	$16,591	$1,856	$1,241,904

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$284,678	$5	$395	$284,288
U.S. government sponsored entities	150,000	-	1,840	148,160
Mortgage-backed securities	1,073,108	560	11,399	1,062,269
Collateralized mortgage obligations	63	-	27	36
Corporate debt securities	74,955	425	1,525	73,855
Mutual funds	6,000	-	167	5,833
Preferred stock of government sponsored entities	2,811	633	228	3,216
Other equity securities	4,108	4,929	342	8,695
Total	$1,595,723	$6,552	$15,923	$1,586,352

For additional information, see Note 6 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Investment securities having a carrying value of $471.6 million as of June 30, 2016, and $449.6 million as of December 31, 2015, were pledged to secure public deposits, other borrowings, treasury tax and loan and securities sold under agreements to repurchase.

Loans

Gross loans, excluding loans held for sale, were $10.5 billion at June 30, 2016, an increase of $359.6 million, or 3.5%, from $10.2 billion at December 31, 2015, primarily due to increases of $230.0 million, or 4.3%, in commercial mortgage loans, $214.5 million, or 11.1%, in residential mortgage loans, and $40.3 million, or 9.1%, in real estate construction loans partially offset by decreases of $128.8 million, or 5.6%, in commercial loans. The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

	June 30, 2016	% of Gross Loans	December 31, 2015	% of Gross Loans	% Change
Type of Loans	(Dollars in thousands)
Commercial loans	$2,188,047	20.8%	$2,316,863	22.8%	(5.6% )
Residential mortgage loans	2,146,895	20.4	1,932,355	19.0	11.1
Commercial mortgage loans	5,531,186	52.6	5,301,218	52.2	4.3
Equity lines	171,972	1.6	168,980	1.7	1.8
Real estate construction loans	481,820	4.6	441,543	4.3	9.1
Installment and other loans	3,180	0.0	2,493	0.0	27.6

Gross loans	$10,523,100	100%	$10,163,452	100%	3.5%

Allowance for loan losses	(122,948)		(138,963)		(11.5)
Unamortized deferred loan fees	(6,679)		(8,262)		(19.2)

Total loans, net	$10,393,473		$10,016,227		3.8%

Loans held for sale	$2,925		$6,676		(56.2% )

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

The ratio of non-performing assets, excluding non-accrual loans held for sale, to total assets was 0.6% at June 30, 2016, and was the same as of December 31, 2015. Total non-performing assets increased $2.8 million, or 3.5%, to $79.6 million at June 30, 2016, compared to $76.8 million at December 31, 2015, primarily due to an increase of $1.0 million, or 1.9%, in non-accrual loans and a $1.7 million increase, or 6.9%, in OREO.

As a percentage of gross loans plus OREO, our non-performing assets was 0.75% as of June 30, 2016, which was the same as of December 31, 2015. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 235.4% as of June 30, 2016, from 269.4% as of December 31, 2015.

The following table presents the changes in non-performing assets and troubled debt restructurings (“TDRs”) as of June 30, 2016, compared to December 31, 2015, and to June 30, 2015:

(Dollars in thousands)	June 30, 2016	December 31, 2015	% Change	June 30, 2015	% Change
Non-performing assets
Accruing loans past due 90 days or more	$-	$-	-	$-	-
Non-accrual loans:
Construction loans	6,081	16,306	(63)	16,856	(64)
Commercial real estate loans	30,725	25,231	22	33,271	(8)
Commercial loans	8,251	3,545	133	7,878	5
Residential mortgage loans	8,081	7,048	15	8,047	0
Total non-accrual loans	$53,138	$52,130	2	$66,052	(20)
Total non-performing loans	53,138	52,130	2	66,052	(20)
Other real estate owned	26,417	24,701	7	23,839	11
Total non-performing assets	$79,555	$76,831	4	$89,891	(11)
Accruing troubled debt restructured loans (TDRs)	$74,708	$81,680	(9)	$100,012	(25)
Non-accrual loans held for sale	$2,925	$5,944	(51)	$-	-

Allowance for loan losses	$122,948	$138,963	(12)	$153,437	(20)

Total gross loans outstanding, at period-end (1)	$10,523,100	$10,163,452	4	$9,502,008	11

Allowance for loan losses to non-performing loans, at period-end (2)	231.37%	266.57%		232.30%
Allowance for loan losses to gross loans, at period-end (1)	1.17%	1.37%		1.61%

(1) Excludes loans held for sale at period-end.

(2) Excludes non-accrual loans held for sale at period-end.

Non-accrual Loans

At June 30, 2016, total non-accrual loans were $53.1 million, a decrease of $13.0 million, or 19.6%, from $66.1 million at June 30, 2015, and an increase of $1.0 million, or 1.9%, from $52.1 million at December 31, 2015. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	June 30, 2016		December 31, 2015
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$11,197	$-	$8,727	$-
Commercial real estate	21,002	-	30,588	834
Land	12,688	-	9,270	-
Personal property (UCC)	-	8,251	-	2,711

Total	$44,887	$8,251	$48,585	$3,545

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	June 30, 2016		December 31, 2015
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$19,165	$-	$29,174	$834
Wholesale/Retail	17,542	764	13,414	780
Food/Restaurant	624	-	293	-
Import/Export	-	6,222	-	1,931
Other	7,556	1,265	5,704	-

Total	$44,887	$8,251	$48,585	$3,545

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

Other Real Estate Owned

As of June 30, 2016, OREO totaled $26.4 million, which increased $1.7 million, or 6.9%, compared to $24.7 million as of December 31, 2015, and increased $2.6 million, or 10.8%, compared to $23.8 million as of June 30, 2015.

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

As of June 30, 2016, recorded investment in impaired loans totaled $127.8 million and was comprised of non-accrual loans of $53.1 million and accruing troubled debt restructured loans of $74.7 million. As of December 31, 2015, recorded investment in impaired loans totaled $133.8 million and was comprised of non-accrual loans of $52.1 million and accruing TDRs of $81.7 million. For impaired loans, the amounts previously charged off represent 17.2% as of June 30, 2016, and 22.4% as of December 31, 2015, of the contractual balances for impaired loans. As of June 30, 2016, $44.9 million, or 84.5%, of the $53.1 million of non-accrual loans, excluding loans held for sale, was secured by real estate compared to $48.6 million, or 93.2%, of the $52.1 million of non-accrual loans, excluding loans held for sale, that was secured by real estate as of December 31, 2015. The Bank obtains current appraisals, sales contracts, or other available market price information which provide updated factors in evaluating potential loss.

As of June 30, 2016, $7.7 million of the $122.9 million allowance for loan losses was allocated for impaired loans and $115.2 million was allocated to the general allowance. As of December 31, 2015, $7.8 million of the $139.0 million allowance for loan losses was allocated for impaired loans and $131.2 million was allocated to the general allowance.

The allowance for loan losses to non-accrual loans decreased to 231.4% as of June 30, 2016, from 266.6% as of December 31, 2015, primarily due to a decrease in the allowance for loan losses. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	June 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$18,965	$12,774	$-	$15,493	$6,721	$-
Real estate construction loans	27,331	6,081	-	51,290	22,002	-
Commercial mortgage loans	67,496	60,796	-	59,954	54,625	-
Residential mortgage loans and equity lines	4,312	4,161	-	3,233	3,026	-
Subtotal	$118,104	$83,812	$-	$129,970	$86,374	$-
With allocated allowance
Commercial loans	$6,342	$5,426	$1,394	$7,757	$6,847	$530
Commercial mortgage loans	26,894	24,733	5,891	28,258	27,152	6,792
Residential mortgage loans and equity lines	14,925	13,875	439	14,383	13,437	427
Subtotal	$48,161	$44,034	$7,724	$50,398	$47,436	$7,749
Total impaired loans	$166,265	$127,846	$7,724	$180,368	$133,810	$7,749

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

As of June 30, 2016, construction loans of $435.5 million were disbursed with pre-established interest reserves of $53.2 million compared to $371.4 million of such loans disbursed with pre-established interest reserves of $49.5 million at December 31, 2015.  The balance for construction loans with interest reserves which have been extended was $111.1 million with pre-established interest reserves of $3.7 million at June 30, 2016, compared to $67.8 million with pre-established interest reserves of $2.6 million at December 31, 2015.  Land loans of $26 million were disbursed with pre-established interest reserves of $1.4 million at June 30, 2016, compared to $87.3 million land loans disbursed with pre-established interest reserves of $1.8 million at December 31, 2015.  The balance for land loans with interest reserves which have been extended was $2.8 million at June 30, 2016 with pre-established interest reserves of $68,000 compared to $73.2 million land loans with pre-established interest reserves of $1.3 million at December 31, 2015.

At June 30, 2016, the Bank had no loans on non-accrual status with available interest reserves.  At June 30, 2016, $5.6 million of non-accrual non-residential construction loans, $0.5 million of non-accrual residential construction loans, and $12.7 million of non-accrual land loans had been originated with pre-established interest reserves.    At December 31, 2015, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2015, $0.5 million of non-accrual residential construction loans, $15.8 million of non-accrual non-residential construction loans, and $13.9 million of non-accrual land loans had been originated with pre-established interest reserves.    While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the predominantly Asian areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; Las Vegas, Nevada, and Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of June 30, 2016, or as of December 31, 2015.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-nine months. Total loans for construction, land development, and other land represented 35.9% of the Bank’s total risk-based capital as of June 30, 2016, and 35.8% as of December 31, 2015. Total CRE loans represented 301% of total risk-based capital as of June 30, 2016, and 286% as of December 31, 2015 and were below the Bank’s internal limit for CRE loans of 400% of total capital at both dates.

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

The allowance for loan losses was $122.9 million and the allowance for off-balance sheet unfunded credit commitments was $2.1 million as of June 30, 2016, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded commitments. The $122.9 million allowance for loan losses as of June 30, 2016, decreased $16.1 million, or 11.5%, from $139.0 million as of December 31, 2015. The allowance for loan losses represented 1.17% of period-end gross loans, excluding loans held for sale, and 231.4% of non-performing loans as of June 30, 2016. The comparable ratios were 1.37% of period-end gross loans, excluding loans held for sale, and 266.6% of non-performing loans as of December 31, 2015. The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Allowance for loan losses	(Dollars in thousands)
Balance at beginning of period	$134,552	$156,089	$138,963	$161,420
Reversal for credit losses	(5,150)	(2,150)	(15,650)	(7,150)
Charge-offs :
Commercial loans	(6,688)	(2,580)	(8,758)	(3,444)
Real estate loans	(945)	(78)	(1,204)	(3,677)
Total charge-offs	(7,633)	(2,658)	(9,962)	(7,121)
Recoveries:
Commercial loans	727	231	1,714	2,478
Construction loans	47	52	7,323	122
Real estate loans	405	1,873	560	3,688

Total recoveries	1,179	2,156	9,597	6,288

Balance at end of period	$122,948	$153,437	$122,948	$153,437

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$2,694	$1,652	$1,494	$1,949
Provision/(reversal) for credit losses	(570)	(78)	630	(375)
Balance at end of period	$2,124	$1,574	$2,124	$1,574

Average loans outstanding during the period (1)	$10,441,587	$9,334,945	$10,364,869	$9,207,271
Total gross loans outstanding, at period-end (1)	$10,523,100	$9,502,008	$10,523,100	$9,502,008
Total non-performing loans, at period-end (2)	$53,138	$66,052	$53,138	$66,052
Ratio of net charge-offs to average loans outstanding during the period (1)	0.25%	0.02%	0.01%	0.02%
Provision for credit losses to average loans outstanding during the period (1)	(0.22% )	(0.10% )	(0.29% )	(0.17% )
Allowance for credit losses to non-performing loans, at period-end (2)	235.37%	234.68%	235.37%	234.68%
Allowance for credit losses to gross loans, at period-end (1)	1.19%	1.63%	1.19%	1.63%

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	June 30, 2016		December 31, 2015
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
Type of Loan:	(Dollars in thousands)
Commercial loans	$50,590	21.9%	$56,199	24.9%
Residential mortgage loans (1)	15,503	21.2	11,145	19.7
Commercial mortgage loans	46,090	52.4	49,440	51.5
Real estate construction loans	10,753	4.5	22,170	3.9
Installment and other loans	12	0.0	9	0.0
Total	$122,948	100%	$138,963	100%

(1) Residential mortgage loans includes equity lines.

The allowance allocated to real estate construction loans decreased from $22.2 million as of December 31, 2015, to $10.7 million as of June 30, 2016, which was due primarily to construction loan recoveries of $7.3 million in the first six months of 2016 and the decrease in the amount of loans classified as substandard. The overall allowance for total construction loans was 2.2% as of June 30, 2016, and 3.1% as of December 31, 2015.

The allowance allocated to commercial loans was $50.6 million at June 30, 2016, compared to $56.2 million at December 31, 2015. The decrease is due primarily to updated loss factors.

The allowance allocated to commercial mortgage loans decreased $3.3 million to $46.1 million at June 30, 2016, from $49.4 million at December 31, 2015, as a result of reduced historical loan loss experience for commercial mortgage loans.

The allowance allocated for residential mortgage loans increased $4.3 million, or 39.0%, to $15.5 million as of June 30, 2016, compared to $11.1 million as of December 31, 2015, primarily due to growth in residential mortgage loans of $214.5 million, or 11.1%, in the first six months of 2016.

Deposits

Total deposits were $10.47 billion as of June 30, 2016, a decrease of $38.0 million from $10.51 billion as of December 31, 2015, primarily due to decreases in brokered and state time deposits offset by increases in all other deposits. The following table displays the deposit mix as of the dates indicated:

	June 30, 2016	% of Total	December 31, 2015	% of Total
Deposits	(Dollars in thousands)
Non-interest-bearing demand deposits	$2,188,072	20.9%	$2,033,048	19.4%
Interest bearing demand deposits	1,018,388	9.7	966,404	9.2
Money market deposits	2,066,349	19.8	1,905,719	18.1
Savings deposits	620,094	5.9	618,164	5.9
Time deposits	4,578,200	43.7	4,985,752	47.4
Total deposits	$10,471,103	100.0%	$10,509,087	100.0%

The following table shows the maturity distribution of time deposits, as of June 30, 2016:

	At June 30, 2016
	Time Deposits -under $100,000	Time Deposits - $100,000 and over	Total Time Deposits
	(In thousands)
Less than three months	$618,040	$1,556,839	$2,174,879
Three to six months	177,279	607,846	785,125
Six to twelve months	171,867	528,752	700,619
Over one year	341,061	576,516	917,577

Total	$1,308,247	$3,269,953	$4,578,200

Percent of total deposits	12.5%	31.2%	43.7%

Borrowings

Borrowings include federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $400 million with a weighted average rate of 3.89% as of June 30, 2016, compared to $400 million with a weighted average rate of 3.89% as of December 31, 2015. As of June 30, 2016, four floating-to-fixed rate agreements totaling $200 million with a weighted average rate of 5.0% and final maturity in January 2017 had initial floating rates for one year, with floating rates of the three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.89% to 5.07%. As of June 30, 2016, and December 31, 2015, four fixed rate non-callable securities sold under agreements to repurchase totaled $200 million with a weighted average rate of 2.78%. Final maturity for the four fixed rate non-callable securities sold under agreements to repurchase was $50.0 million in August 2016, $50.0 million in July 2017, $50.0 million in June 2018, and $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $454 million as of June 30, 2016, and $430 million as of December 31, 2015.

Borrowing from the FHLB. As of June 30, 2016, over-night borrowings from the FHLB were $230 million at a rate of 0.47% compared to $250 million at a rate of 0.27% as of December 31, 2015. As of June 30, 2016, the advances from the FHLB were $325 million at a rate of 0.44% compared to $25 million at a rate of 1.13% as of December 31, 2015. As of June 30, 2016, FHLB advances of $300 million will mature in July 2016 and $25 million will mature in March 2018.

Long-term Debt

Long-term debt was $119.1 million as of June 30, 2016, compared to $119.1 million as of December 31, 2015. Long-term debt is comprised of Junior Subordinated Notes, which qualify as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of June 30, 2016. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)

Contractual obligations:
Deposits with stated maturity dates	$3,660,623	$914,044	$3,522	$11	$4,578,200
Securities sold under agreements to repurchase (1)	200,000	-	-	-	200,000
Securities sold under agreements to repurchase (2)	50,000	150,000	-	-	200,000
Advances from the Federal Home Loan Bank	530,000	25,000	-	-	555,000
Other borrowings	-	-	-	17,748	17,748
Long-term debt	-	-	-	119,136	119,136
Operating leases	8,113	12,022	5,312	5,945	31,392

Total contractual obligations and other commitments	$4,448,736	$1,101,066	$8,834	$142,840	$5,701,476

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

Capital Resources

Total equity was $1.76 billion as of June 30, 2016, an increase of $11.3 million, or 0.6%, from $1.75 billion as of December 31, 2015, primarily due to net income of $81.0 million and other comprehensive income of $9.6 million offset by purchases of treasury stock of $54.4 million and common stock cash dividends of $28.4 million.

The following table summarizes changes in total equity for the six months ended June 30, 2016:

Six months ended
(In thousands)	June 30, 2016
Net income	$80,994
Stock issued to directors	550
Stock options exercised	49
Proceeds from shares issued through the Dividend Reinvestment Plan	1,096
Shares withheld related to net share settlement of RSUs	(103)
Net tax short-fall from stock-based compensation expense	(134)
Share-based compensation	2,073
Other comprehensive income	9,568
Purchase of treasury stock	(54,441)
Cash dividends paid to common stockholders	(28,375)
Net increase in total equity	$11,277

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements under Basel III rules that became effective January 1, 2015, with transitional provisions as of June 30, 2016. In addition, the capital ratios of the Bank place it in the “well capitalized” category, which is defined as institutions with a common equity tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%.

The following table presents Bancorp’s and the Bank’s capital and leverage ratios as of June 30, 2016, and December 31, 2015:

	Cathay General Bancorp				Cathay Bank
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Common equtiy Tier 1 capital ( to risk-weighted assets)	$1,384,889	12.73	$1,383,377	12.95	$1,443,353	13.30	$1,443,159	13.54
Common equtiy Tier 1 capital minimum requirement	489,504	4.50	480,830	4.50	488,320	4.50	479,801	4.50
Excess	$895,385	8.23	$902,547	8.45	$955,033	8.80	$963,358	9.04

Tier 1 capital (to risk-weighted assets)	$1,500,344	13.79	$1,498,810	14.03	$1,443,353	13.30	$1,443,159	13.54
Tier 1 capital minimum requirement	652,672	6.00	641,107	6.00	651,093	6.00	639,735	6.00
Excess	$847,672	7.79	$857,703	8.03	$792,260	7.30	$803,424	7.54

Total capital (to risk-weighted assets)	$1,628,763	14.97	$1,634,631	15.30	$1,568,425	14.45	$1,576,525	14.79
Total capital minimum requirement	870,229	8.00	854,809	8.00	868,124	8.00	852,980	8.00
Excess	$758,534	6.97	$779,822	7.30	$700,301	6.45	$723,545	6.79

Tier 1 capital (to average assets)
– Leverage ratio	$1,500,344	11.80	$1,498,810	11.95	$1,443,353	11.39	$1,443,159	11.53
Minimum leverage requirement	508,479	4.00	501,875	4.00	506,890	4.00	500,455	4.00
Excess	$991,865	7.80	$996,935	7.95	$936,463	7.39	$942,704	7.53

Risk-weighted assets	$10,877,861		$10,685,115		$10,851,547		$10,662,248
Total average assets (1)	$12,711,982		$12,546,879		$12,672,260		$12,511,382

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

The Company declared a cash dividend of $.18 per share on 78,844,500 shares outstanding on June 1, 2016, for distribution to holders of our common stock on June 13, 2016, and $.18 per share on 78,794,528 shares outstanding on March 1, 2016, for distribution to holders of our common stock on March 11, 2016. Total cash dividends of $28.4 million were paid during the first six months of 2016.

Country Risk Exposures

The Company’s total assets were $13.5 billion and total foreign country risk net exposures were $566.5 million as of June 30, 2016. Total foreign country risk net exposures as of June 30, 2016, were comprised primarily of $322.7 million from Hong Kong, $74.9 million from China, $29.5 million from Australia, $64.0 million from Germany, $24.1 million from France, $20.0 million from the Philippines, $14.6 million from Singapore, $5.6 million from Macau, $5.2 million from England, $1.7 million from Taiwan, $1.2 million from Indonesia, and $1.2 million from Japan. Risk is determined based on location of the borrowers, issuers, and counterparties.

All foreign country risk net exposures as of June 30, 2016 were to non-sovereign counterparties, except $17.4 million due from the Hong Kong Monetary Authority.

Unfunded loans to foreign entities exposures were $40.0 million to two financial institutions in China and $0.8 million to a borrower of a Taiwan residence as of June 30, 2016.

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

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, with the quarterly interest payments throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 0.65%. As of June 30, 2016, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $7.4 million, net of taxes, was included in other comprehensive income. The amount of periodic net settlement of interest rate swaps included in interest expense was $593,000 for the three months ended June 30, 2016 compared to $703,000 for the same quarter a year ago. For the six months ended June 30, 2016, the periodic net settlement of interest rate swaps included in interest expense was $1.2 million compared to $1.4 million for the same period in 2015.

As of June 30, 2016, the Bank entered into interest rate swap contracts with various terms from four to eight years. These interest rate swap contracts are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.65% and receives a variable rate at the one month LIBOR rate plus a weighted average spread of 319 basis points, or at a weighted average rate of 3.65%. As of June 30, 2016, the notional amount of fair value interest rate swaps was $360.5 million and their unrealized loss of $5.3 million was included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $946,000 for the three months ended June 30, 2016, compared to $682,000 for the same quarter a year ago. The amount of periodic net settlement of interest rate swaps reducing interest income was $1.9 million for the six months ended June 30, 2016, compared to $1.4 million for the same period a year ago. As of June 30, 2016, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $16.3 million as of June 30, 2016.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. As of June 30, 2016, there were no option contracts outstanding. As of June 30, 2016, spot, forward, and swap contracts with a total notional amount of $85.1 million had a positive fair value of $2.1 million. Spot, forward, and swap contracts with a total notional amount of $84.4 million had a negative fair value of $1.6 million as of June 30, 2016. As of December 31, 2015, the notional amount of option contracts totaled $9.4 million with a net negative fair value of $28,000. As of December 31, 2015, spot, forward, and swap contracts with a total notional amount of $100.6 million had a positive fair value of $3.3 million. Spot, forward, and swap contracts with a total notional amount of $115.4 million had a negative fair value of $4.1 million as of December 31, 2015.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. For June 2016, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 12.4% compared to 15.8% as of December 31, 2015.

The Bank is a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of June 30, 2016, the Bank had an approved credit line with the FHLB totaling $4.4 billion. Advances from the FHLB were $555.0 million and standby letter of credits issued by FHLB on the Company’s behalf were $27.4 million as of June 30, 2016. The Bank expects to be able to access this source of funding, if required, in the near term. The Bank has pledged a portion of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program to secure these borrowings. As of June 30, 2016, the borrowing capacity under the Borrower-in-Custody program was $59.2 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. As of June 30, 2016, investment securities totaled $1.24 billion, with $471.6 million pledged as collateral for borrowings and other commitments. The remaining $770.3 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 80.0% of the Company’s time deposits mature within one year or less as of June 30, 2016. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical run-off experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $163.3 million in 2015 and $86.0 million in the first six months of 2016.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2016:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	10.3	1.4
+100	4.8	1.1
-100	-2.6	1.9
-200	-2.9	3.7

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents the net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2016 - April 30, 2016)	0	$0	0	$7,543,008
Month #2 (May 1, 2016 - May 31, 2016)	0	$0	0	$7,543,008
Month #3 (June 1, 2016 - June 30, 2016)	0	$0	0	$7,543,008
Total	0	$0	0	$7,543,008

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

Cathay General Bancorp (Registrant)

Date: August 8, 2016	/s/ Dunson K. Cheng Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: August 8, 2016	/s/ Heng W. Chen Heng W. Chen Executive Vice President and Chief Financial Officer