Form 10-Q
period 2016-09-30
CATHAY GENERAL BANCORP
filed 2016-11-07
CIK 861842

UNITED STATES

securities and exchange commission

Washington, D.C. 20549

form 10-q

(Mark One)

[ X ]      quarterly report pursuant to section 13 or 15(d) of  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    September 30, 2016

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

Common stock, $.01 par value, 78,890,065 shares outstanding as of October 31, 2016.

CATHAY GENERAL BANCORP AND SUBSIDIARies

3RD quarter 2016 REPORT ON FORM 10-Q

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	September 30, 2016	December 31, 2015

Assets
Cash and due from banks	$203,877	$180,130
Short-term investments and interest bearing deposits	791,757	536,880
Securities available-for-sale (amortized cost of $1,283,808 in 2016 and $1,595,723 in 2015)	1,298,469	1,586,352
Loans held for sale	4,750	6,676
Loans	11,010,457	10,163,452
Less: Allowance for loan losses	(117,942)	(138,963)
Unamortized deferred loan fees, net	(5,519)	(8,262)
Loans, net	10,886,996	10,016,227
Federal Home Loan Bank stock	18,900	17,250
Other real estate owned, net	20,986	24,701
Affordable housing investments and alternative energy partnerships, net	225,535	182,943
Premises and equipment, net	106,885	108,924
Customers’ liability on acceptances	13,339	40,335
Accrued interest receivable	31,868	30,558
Goodwill	372,189	372,189
Other intangible assets, net	3,158	3,677
Other assets	120,080	147,284
Total assets	$14,098,789	$13,254,126

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$2,246,661	$2,033,048
Interest-bearing deposits:
Demand deposits	1,073,436	966,404
Money market deposits	2,131,190	1,905,719
Savings deposits	633,345	618,164
Time deposits	4,854,064	4,985,752
Total deposits	10,938,696	10,509,087

Securities sold under agreements to repurchase	350,000	400,000
Advances from the Federal Home Loan Bank	700,000	275,000
Other borrowings for affordable housing investments	17,705	18,593
Long-term debt	119,136	119,136
Acceptances outstanding	13,339	40,335
Other liabilities	166,474	144,197
Total liabilities	12,305,350	11,506,348
Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 87,090,319 issued and 78,879,676 outstanding at September 30, 2016, and 87,002,931 issued and 80,806,116 outstanding at December 31, 2015	871	870
Additional paid-in-capital	886,081	880,822
Accumulated other comprehensive income/(loss), net	1,903	(8,426)
Retained earnings	1,144,173	1,059,660
Treasury stock, at cost (8,210,643 shares at September 30, 2016, and 6,196,815 shares at December 31, 2015)	(239,589)	(185,148)
Total equity	1,793,439	1,747,778
Total liabilities and equity	$14,098,789	$13,254,126

See accompanying notes to unaudited condensed consolidated financial statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$118,500	$109,943	$349,212	$315,038
Investment securities	4,850	6,142	16,974	15,262
Federal Home Loan Bank stock	393	524	1,122	2,782
Deposits with banks	412	258	1,094	1,105
Total interest and dividend income	124,155	116,867	368,402	334,187

Interest Expense
Time deposits	10,701	10,407	32,177	28,321
Other deposits	4,212	3,217	11,783	9,010
Securities sold under agreements to repurchase	3,828	3,977	11,696	11,836
Advances from Federal Home Loan Bank	134	164	442	374
Long-term debt	1,456	1,456	4,336	4,320
Total interest expense	20,331	19,221	60,434	53,861

Net interest income before reversal for credit losses	103,824	97,646	307,968	280,326
Reversal for loan losses	-	(1,250)	(15,650)	(8,400)
Net interest income after reversal for credit losses	103,824	98,896	323,618	288,726

Non-Interest Income
Securities gains/(losses), net	1,692	(16)	3,141	(3,369)
Letters of credit commissions	1,212	1,455	3,698	4,114
Depository service fees	1,401	1,409	4,109	4,003
Other operating income	4,506	6,308	14,461	18,576
Total non-interest income	8,811	9,156	25,409	23,324

Non-Interest Expense
Salaries and employee benefits	22,881	20,725	71,313	67,804
Occupancy expense	4,734	4,412	13,587	12,419
Computer and equipment expense	2,337	3,893	7,360	8,783
Professional services expense	4,999	3,792	13,981	11,408
Data processing service expense	2,279	1,895	6,556	5,822
FDIC and State assessments	2,288	2,403	7,640	6,907
Marketing expense	1,516	1,436	3,314	3,577
Other real estate owned expense/(income)	(176)	250	612	(1,053)
Amortization of investments in low income housing and alternative energy partnerships	5,432	15,427	35,626	23,277
Amortization of core deposit intangibles	172	169	517	493
Other operating expense	4,275	3,069	10,681	9,750
Total non-interest expense	50,737	57,471	171,187	149,187

Income before income tax expense	61,898	50,581	177,840	162,863
Income tax expense	15,808	12,098	50,756	43,200
Net income	$46,090	$38,483	$127,084	$119,663

Other comprehensive income, net of tax
Unrealized holding gain on securities available-for-sale	938	2,733	15,748	2,837
Less: reclassification adjustments for gains/(losses) included in net income	981	(10)	1,821	(1,953)
Unrealized holding gain/(loss) on cash flow hedge derivatives	804	(2,558)	(3,598)	(1,818)
Total other comprehensive gain, net of tax	761	185	10,329	2,972
Total comprehensive income	$46,851	$38,668	$137,413	$122,635

Net income per common share:
Basic	$0.58	$0.47	$1.61	$1.49
Diluted	$0.58	$0.47	$1.59	$1.48
Cash dividends paid per common share	$0.18	$0.14	$0.54	$0.38
Average common shares outstanding
Basic	78,865,860	81,475,288	79,147,839	80,422,711
Diluted	79,697,069	82,285,478	79,902,846	81,105,190

 See accompanying notes to unaudited condensed consolidated financial statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30
	2016	2015
	(In thousands)
Cash Flows from Operating Activities
Net income	$127,084	$119,663
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Credit for loan losses	(15,650)	(8,400)
Provision for losses on other real estate owned	176	547
Deferred tax liability	22,483	14,327
Depreciation and amortization	5,684	5,745
Net gains on sale and transfer of other real estate owned	(476)	(2,006)
Net gains on sale of loans	(285)	(845)
Proceeds from sales of loans	13,525	28,507
Originations of loans held-for-sale	(12,665)	(26,689)
Amortization on alternative energy partnerships, venture capital and other investments	27,282	16,993
Net gain on sales and calls of securities	(3,347)	(506)
Amortization/accretion of security premiums/discounts, net	5,193	3,542
Loss on sales or disposal of fixed assets	19	138
Write-down on impaired securities	206	3,875
Excess tax short-fall from share-based payment arrangements	-	5,602
Stock based compensation and stock issued to officers as compensation	3,804	3,923
Net change in accrued interest receivable and other assets	2,101	(30,929)
Net change in other liabilities	(4,537)	(9,432)
Net cash provided by operating activities	170,597	124,055

Cash Flows from Investing Activities
Decrease/(increase) in short-term investments	(254,877)	119,785
Purchase of investment securities available-for-sale	(690,966)	(1,323,149)
Proceeds from sale of investment securities available-for-sale	415,543	1,033,195
Proceeds from repayments, maturities and calls of investment securities available-for-sale	585,285	232,253
Purchase of Federal Home Loan Bank stock	(1,650)	-
Redemptions of Federal Home Loan Bank stock	-	13,535
Net increase in loans	(853,453)	(702,595)
Purchase of premises and equipment	(3,166)	(2,628)
Proceeds from sales of premises and equipment	11	-
Proceeds from sales of other real estate owned	6,713	10,524
Investment in affordable housing and alternative energy partnerships	(59,844)	(46,349)
Acquisition, net of cash acquired	-	6,572
Net cash used in investing activities	(856,404)	(658,857)

Cash Flows from Financing Activities

Net increase in deposits	429,976	1,034,442
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(50,000)	(50,000)
Advances from Federal Home Loan Bank	2,730,000	4,842,000
Repayment of Federal Home Loan Bank borrowings	(2,305,000)	(5,192,000)
Cash dividends paid	(42,570)	(30,690)
Purchases of treasury stock	(54,441)	(50,701)
Proceeds from shares issued under Dividend Reinvestment Plan	1,643	3,636
Proceeds from exercise of stock options	49	3,433
Taxes paid related to net share settlement of RSUs	(103)	(204)
Excess tax short-fall from share-based payment arrangements	-	(5,602)
Net cash provided by financing activities	709,554	554,314

Increase in cash and cash equivalents	23,747	19,512
Cash and cash equivalents, beginning of the period	180,130	176,830

Cash and cash equivalents, end of the period	$203,877	$196,342

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$61,212	$52,614
Income taxes paid	$31,717	$67,776
Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$13,927	$4,790
Net change in unrealized holding loss on cash flow hedge derivatives	$(3,598)	$(1,818)
Transfers of investment securities to available-for-sale from other assets	$-	$520
Transfers to other real estate owned from loans held for investment	$2,698	$3,914
Loans transferred from held for sale to held for investment, net	$1,351	$-
Loans to facilitate the sale of other real estate owned	$2,616	$-
Issuance of stock related to acquisition	$-	$82,857

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, the “Company”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of September 30, 2016, the Bank operated 22 branches in Southern California, 12 branches in Northern California, 12 branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Maryland, one branch in Nevada, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

3. Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance replaces existing revenue recognition guidance for contracts to provide goods or services to customers and amends existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate. ASU 2014-09 clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. ASU 2014-09 as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. Adoption of ASU 2014-09 and its subsequent amendments is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability in the accounting for lease transactions. ASU 2016-02 requires lessees to recognize all leases longer than twelve months on the Consolidated Balance Sheet as lease assets and lease liabilities and quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with an option to early adopt. The Company is currently evaluating the impact on its Consolidated Financial Statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” This update provides guidance on eight cash flow issues with the objective of reducing the existing diversity in practice related to debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interest in securitization transactions, separately identifiable cash flows and application of the predominance principle. The amendments reduce current and potential future diversity in practice. The amendments in this update apply to all entities that are required to present a statement of cash flows under Topic 230. ASU 2016-15 becomes effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the impact on the Company’s consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except share and per share data)	2016	2015	2016	2015
Net income	$46,090	$38,483	$127,084	$119,663

Weighted-average shares:
Basic weighted-average number of common shares outstanding	78,865,860	81,475,288	79,147,839	80,422,711
Dilutive effect of weighted-average outstanding common share equivalents
Warrants	569,949	606,803	520,686	507,002
Options	95,850	123,910	90,461	124,135
Restricted stock units	165,410	79,477	143,860	51,343
Diluted weighted-average number of common shares outstanding	79,697,069	82,285,478	79,902,846	81,105,191

Average stock options and warrants with anti-dilutive effect	207,183	760,291	247,974	1,082,400
Earnings per common share:
Basic	$0.58	$0.47	$1.61	$1.49
Diluted	$0.58	$0.47	$1.59	$1.48

5. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock. As of September 30, 2016, the only options granted by the Company were non-statutory stock options to selected Bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008. There were no options granted during the first nine months of 2016 or 2015.

Option compensation expense was zero for the three months and for the nine months ended September 30, 2016, and September 30, 2015. Stock-based compensation was fully recognized over the requisite service period for all awards. There were 2,110 and 147,350 stock option shares exercised in the nine months ended September 30, 2016 and 2015, respectively. The Company received $49,000 with an aggregate intrinsic value of $9,000 from the exercise of stock options during the nine months ended September 30, 2016 compared to $3.4 million with an aggregate intrinsic value of $1.3 million during the nine months ended September 30, 2015. The table below summarizes stock option activity for the periods indicated:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance, December 31, 2015	1,031,170	$31.27	0.9	$3,268
Exercised	(2,110)	23.37
Forfeited	(608,670)	36.46
Balance, March 31, 2016	420,390	$23.80	1.8	$2,026
Forfeited	(12,000)	38.26
Balance, June 30, 2016	408,390	$23.37	1.6	$1,973
Exercised	-	-
Forfeited	-	-
Balance, September 30, 2016	408,390	$23.37	1.4	$3,026

Exercisable, September 30, 2016	408,390	$23.37	1.4	$3,026

In addition to stock options, the Company also grants restricted stock units to eligible employees that vest subject to continued employment at the vesting dates.

The Company granted restricted stock units for 88,693 shares at an average closing price of $30.37 per share in the first nine months of 2016. The Company granted restricted stock units for 72,900 shares at an average closing price for $28.11 per share in the first nine months of 2015.

In December 2013, the Company granted performance share unit awards in which the number of units earned is calculated based on the relative total shareholder return (TSR) of the Company’s common stock as compared to the TSR of the KBW Regional Banking Index. In addition, the Company granted performance share unit awards in which the number of units earned is determined by comparison to the targeted earnings per share (EPS) as defined in the award for the 2014 to 2016 period. Performance TSR restricted stock units for 119,840 shares and performance EPS restricted stock units for 116,186 shares were granted to eight executive officers in 2013. In December 2014, the Company granted additional performance TSR restricted stock units for 60,456 shares and performance EPS restricted stock units for 57,642 shares to seven executive officers. In December 2015, the Company granted additional performance TSR restricted stock units for 61,209 shares and performance EPS restricted stock units for 57,409 shares to seven executive officers. Both the performance TSR and performance EPS units awarded are scheduled to vest three years from grant date.

The following table presents restricted stock unit activity during the nine months ended September 30, 2016:

Units
Balance at December 31, 2015	542,375
Granted	88,693
Vested	(13,780)
Forfeited	(3,290)
Balance at September 30, 2016	613,998

The compensation expense recorded for restricted stock units was $1.2 million for the three months ended September 30, 2016, compared to $1.2 million in the same period a year ago. For the nine months ended September 30, 2016 and 2015, compensation expense recorded related to the restricted stock units was $3.3 million and $3.4 million, respectively. Unrecognized stock-based compensation expense related to restricted stock units was $6.9 million as of September 30, 2016, and is expected to be recognized over the next 2.1 years.

As of September 30, 2016, 3,716,379 shares were available under the Company’s 2005 Incentive Plan (as Amended and Restated) for future grants.

The following table summarizes the tax benefit (short-fall) from share-based payment arrangements:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Tax benefit/(short-fall) of tax deductions in excess of grant-date fair value	$-	$17	$(3,366)	$(5,602)
Benefit of tax deductions on grant-date fair value	-	275	3,370	6,421
Total benefit of tax deductions	$-	$292	$4	$819

The short-fall amount from share-based payment arrangements was charged against income tax expense. In addition, as of September 30, 2016, $140,000 was offset against additional paid-in capital that resulted from previously realized excess tax benefits.

6. Investment Securities

Investment securities were $1.30 billion as of September 30, 2016, compared to $1.59 billion as of December 31, 2015. The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of September 30, 2016, and December 31, 2015:

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$389,921	$112	$24	$390,009
U.S. government sponsored entities	250,000	79	69	250,010
Mortgage-backed securities	556,454	7,186	2	563,638
Collateralized mortgage obligations	52	-	22	30
Corporate debt securities	74,962	444	937	74,469
Mutual funds	6,000	-	74	5,926
Preferred stock of government sponsored entities	2,811	565	188	3,188
Other equity securities	3,608	7,591	-	11,199

Total	$1,283,808	$15,977	$1,316	$1,298,469

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$284,678	$5	$395	$284,288
U.S. government sponsored entities	150,000	-	1,840	148,160
Mortgage-backed securities	1,073,108	560	11,399	1,062,269
Collateralized mortgage obligations	63	-	27	36
Corporate debt securities	74,955	425	1,525	73,855
Mutual funds	6,000	-	167	5,833
Preferred stock of government sponsored entities	2,811	633	228	3,216
Other equity securities	4,108	4,929	342	8,695
Total	$1,595,723	$6,552	$15,923	$1,586,352

The amortized cost and fair value of investment securities as of September 30, 2016, by contractual maturities, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-For-Sale
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$289,859	$289,923
Due after one year through five years	353,931	353,682
Due after five years through ten years	75,117	75,076
Due after ten years (1)	564,901	579,788
Total	$1,283,808	$1,298,469

  (1) Equity securities are reported in this category

Proceeds of $415.3 million were received from the sales transactions of mortgage-backed securities during the first nine months of 2016. Proceeds of $648.0 million were received from the sale of mortgage-backed securities during the first nine months of 2015. Proceeds from repayments, maturities and calls of mortgage-backed securities were $125.3 million and $67.3 million for the nine months ended September 30, 2016 and 2015, respectively. There were no sales transactions of other investment securities during the nine months ended September 30, 2016. Proceeds of $385.2 million were received from the sale of other investment securities during the nine months ended September 30, 2015. Proceeds from maturities and calls of other investment securities were $460.0 million during the nine months ended September 30, 2016 compared to $165.0 million during the same period a year ago. Gains of $3.3 million and zero losses were realized on sales of investment securities in addition to a permanent impairment write-down of $206,000 that was recorded during the nine months ended September 30, 2016 compared to gains of $2.4 million and losses of $1.9 million realized during the same period a year ago.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of September 30, 2016, and December 31, 2015:

	September 30, 2016
	Temporarily impaired securities

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)

Securities Available-for-Sale
U.S. treasury securities	$149,983	$24	$-	$-	$149,983	$24
U.S. government sponsored entities	149,931	69	-	-	149,931	69
Mortgage-backed securities	44	1	265	1	309	2
Collateralized mortgage obligations	-	-	30	22	30	22
Corporate debt securities	-	-	54,063	937	54,063	937
Mutual funds	-	-	5,926	74	5,926	74
Preferred stock of government sponsored entities	2,528	188	-	-	2,528	188

Total	$302,486	$282	$60,284	$1,034	$362,770	$1,316

	December 31, 2015
	Temporarily impaired securities

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)

Securities Available-for-Sale
U.S. treasury securities	$224,289	$395	$-	$-	$224,289	$395
U.S. government sponsored entities	148,160	1,840	-	-	148,160	1,840
Mortgage-backed securities	1,025,342	11,398	6	1	1,025,348	11,399
Collateralized mortgage obligations	-	-	36	27	36	27
Corporate debt securities	9,950	50	43,525	1,475	53,475	1,525
Mutual funds	-	-	5,833	167	5,833	167
Preferred stock of government sponsored entities	2,488	228	-	-	2,488	228
Other equity securities	158	342	-	-	158	342
Total	$1,410,387	$14,253	$49,400	$1,670	$1,459,787	$15,923

As of September 30, 2016, the Company had unrealized losses of $1.3 million. The unrealized losses on these securities were primarily attributed to yield curve movement, together with the widened liquidity spread and credit spread. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. Management believes the impairment was temporary and, accordingly, no impairment loss on these securities has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

Investment securities having a carrying value of $505.9 million as of September 30, 2016, and $449.6 million as of December 31, 2015, were pledged to secure public deposits, other borrowings, treasury tax and loan, and securities sold under agreements to repurchase.

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

The types of loans in the condensed consolidated balance sheets as of September 30, 2016, and December 31, 2015, were as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Commercial loans	$2,248,996	$2,316,863
Residential mortgage loans	2,329,402	1,932,355
Commercial mortgage loans	5,743,991	5,301,218
Real estate construction loans	515,236	441,543
Equity lines	170,022	168,980
Installment & other loans	2,810	2,493
Gross loans	$11,010,457	$10,163,452
Allowance for loan losses	(117,942)	(138,963)
Unamortized deferred loan fees	(5,519)	(8,262)
Total loans, net	$10,886,996	$10,016,227
Loans held for sale	$4,750	$6,676

As of September 30, 2016, recorded investment in impaired loans totaled $130.9 million and was comprised of non-accrual loans of $44.4 million and accruing troubled debt restructured loans (TDRs) of $86.6 million. As of December 31, 2015, recorded investment in impaired loans totaled $133.8 million and was comprised of non-accrual loans of $52.1 million and accruing TDRs of $81.7 million. For impaired loans, the amounts previously charged off represent 7.7% as of September 30, 2016, and 22.4% as of December 31, 2015, of the contractual balances for impaired loans.

The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	Impaired Loans
	Average Recorded Investment				Interest Income Recognized
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands)
Commercial loans	$28,091	$23,894	$18,602	$24,974	$170	$170	$488	$519
Real estate construction loans	5,869	22,392	12,005	22,056	66	66	196	196
Commercial mortgage loans	81,005	97,557	86,456	104,508	776	777	2,124	2,126
Residential mortgage loans and equity lines	18,256	16,506	17,456	16,934	148	139	401	380
Total impaired loans	$133,221	$160,349	$134,519	$168,472	$1,160	$1,152	$3,209	$3,221

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated:

	Impaired Loans
	September 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$29,794	$29,414	$-	$15,493	$6,721	$-
Real estate construction loans	5,776	5,507	-	51,290	22,002	-
Commercial mortgage loans	72,319	64,298	-	59,954	54,625	-
Residential mortgage loans and equity lines	4,832	4,675	-	3,233	3,026	-
Subtotal	$112,721	$103,894	$-	$129,970	$86,374	$-
With allocated allowance
Commercial loans	$3,315	$3,217	$1,320	$7,757	$6,847	$530
Commercial mortgage loans	10,425	10,289	1,248	28,258	27,152	6,792
Residential mortgage loans and equity lines	14,637	13,514	375	14,383	13,437	427
Subtotal	$28,377	$27,020	$2,943	$50,398	$47,436	$7,749
Total impaired loans	$141,098	$130,914	$2,943	$180,368	$133,810	$7,749

The following tables present the aging of the loan portfolio by type as of September 30, 2016, and as of December 31, 2015:

	September 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)

Type of Loans:
Commercial loans	$45,409	$6,807	$-	$9,251	$61,467	$2,187,529	$2,248,996
Real estate construction loans	-	-	-	5,507	5,507	509,729	515,236
Commercial mortgage loans	12,949	12,205	-	21,077	46,231	5,697,760	5,743,991
Residential mortgage loans and equity lines	-	477	-	8,524	9,001	2,490,423	2,499,424
Installment and other loans	-	-	-	-	-	2,810	2,810
Total loans	$58,358	$19,489	$-	$44,359	$122,206	$10,888,251	$11,010,457

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)

Type of Loans:
Commercial loans	$8,367	$221	$-	$3,545	$12,133	$2,304,730	$2,316,863
Real estate construction loans	7,285	-	-	16,306	23,591	417,952	441,543
Commercial mortgage loans	2,243	2,223	-	25,231	29,697	5,271,521	5,301,218
Residential mortgage loans and equity lines	4,959	1,038	-	7,048	13,045	2,088,290	2,101,335
Installment and other loans	-	-	-	-	-	2,493	2,493
Total loans	$22,854	$3,482	$-	$52,130	$78,466	$10,084,986	$10,163,452

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

As of September 30, 2016, accruing TDRs were $86.6 million and non-accrual TDRs were $20.9 million compared to accruing TDRs of $81.7 million and non-accrual TDRs of $39.9 million as of December 31, 2015. The Company allocated specific reserves of $1.3 million to accruing TDRs and $0.3 million to non-accrual TDRs as of September 30, 2016, and $2.0 million to accruing TDRs and $5.4 million to non-accrual TDRs as of December 31, 2015. The following tables present TDRs that were modified during the three and nine months ended September 30, 2016 and 2015, their specific reserves as of September 30, 2016 and 2015 and charge-offs for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30, 2016				September 30, 2016
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	7	$18,258	$18,258	$-	$208
Commercial mortgage loans	1	738	738	-	-
Total	8	$18,996	$18,996	$-	$208

	Three months ended September 30, 2015				September 30, 2015
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	2	$306	$306	$-	$1
Commercial mortgage loans	15	1,918	1,918	-	-
Total	17	$2,224	$2,224	$-	$1

	Nine months ended September 30, 2016				September 30, 2016
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	11	$23,102	$23,102	$-	$222
Commercial mortgage loans	1	738	738	-	-
Residential mortgage loans and equity lines	2	367	367	-	-
Total	14	$24,207	$24,207	$-	$222

	Nine months ended September 30, 2015				September 30, 2015
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	3	$1,156	$1,156	$-	$1
Commercial mortgage loans	19	16,329	16,329	-	38
Residential mortgage loans and equity lines	5	1,522	1,374	148	45
Total	27	$19,007	$18,859	$148	$84

Modifications of the loan terms during the first nine months of 2016 were in the form of changes in the stated interest rate, extensions of maturity dates, and/or reductions in monthly payment amounts. The length of time for which modifications involving a reduction of the stated interest rate or changes in payment terms that were documented ranged from three to ten months from the modification date.

We expect that the TDRs on accruing status as of September 30, 2016, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  A summary of TDRs by type of concession and by type of loan, as of September 30, 2016, and December 31, 2015, is shown below:

	September 30, 2016
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$22,019	$-	$1,360	$23,379
Commercial mortgage loans	26,835	5,986	20,690	53,511
Residential mortgage loans	5,048	989	3,628	9,665
Total accruing TDRs	$53,902	$6,975	$25,678	$86,555

	September 30, 2016

Non-accrual TDRs	Payment Deferral	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$3,477	$90	$3,567
Commercial mortgage loans	1,508	15,260	16,768
Residential mortgage loans	364	171	535
Total non-accrual TDRs	$5,349	$15,521	$20,870

	December 31, 2015

Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$8,298	$-	$1,726	$10,024
Real estate construction loans	-	-	5,696	5,696
Commercial mortgage loans	16,701	6,045	33,800	56,546
Residential mortgage loans	5,201	999	3,214	9,414
Total accruing TDRs	$30,200	$7,044	$44,436	$81,680

	December 31, 2015

Non-accrual TDRs	Payment Deferral	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$1,033	$90	$1,123
Real estate construction loans	9,981	5,825	15,806
Commercial mortgage loans	1,544	20,362	21,906
Residential mortgage loans	388	700	1,088
Total non-accrual TDRs	$12,946	$26,977	$39,923

The activity within our TDRs for the periods indicated are shown below:

	Three months ended September 30,		Nine months ended September 30,
Accruing TDRs	2016	2015	2016	2015
	(In thousands)
Beginning balance	$74,708	$100,011	$81,680	$104,355
New restructurings	18,347	427	20,412	16,853
Restructured loans restored to accrual status	-	723	10,303	723
Charge-offs	-	-	-	(148)
Payments	(6,500)	(11,280)	(9,816)	(21,714)
Restructured loans placed on non-accrual status	-	-	(1,138)	(10,188)
Expiration of loan concession upon renewal	-	-	(14,886)	-
Ending balance	$86,555	$89,881	$86,555	$89,881

	Three months ended September 30,		Nine months ended September 30,
Non-accrual TDRs	2016	2015	2016	2015
	(In thousands)
Beginning balance	$25,442	$42,595	$39,923	$41,618
New restructurings	649	1,796	3,794	2,006
Restructured loans placed on non-accrual status	-	-	1,138	10,188
Charge-offs	(3,407)	(3)	(4,352)	(3,246)
Payments	(1,814)	(1,859)	(9,330)	(8,037)
Restructured loans restored to accrual status	-	(723)	(10,303)	(723)
Ending balance	$20,870	$41,806	$20,870	$41,806

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as a TDR during the previous twelve months and which subsequently defaulted as of September 30, 2016.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of September 30, 2016, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

As part of the on-going monitoring of the credit quality of our loan portfolio, the Company utilizes a risk grading matrix to assign a risk grade to each loan. The risk rating categories can be generally described by the following grouping for non-homogeneous loans:

●	Pass/Watch – These loans range from minimal credit risk to lower than average, but still acceptable, credit risk.

●	Special Mention – Borrower is fundamentally sound and loan is currently protected but adverse trends are apparent that, if not corrected, may affect ability to repay. Primary source of loan repayment remains viable but there is increasing reliance on collateral or guarantor support.

●	Substandard – These loans are inadequately protected by current sound net worth, paying capacity, or collateral. Well-defined weaknesses exist that could jeopardize repayment of debt. Loss may not be imminent, but if weaknesses are not corrected, there is a good possibility of some loss.

●	Doubtful – The possibility of loss is extremely high, but due to identifiable and important pending events (which may strengthen the loan), a loss classification is deferred until the situation is better defined.

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following tables present the loan portfolio by risk rating as of September 30, 2016, and as of December 31, 2015:

	September 30, 2016
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,027,815	$133,858	$86,806	$517	$2,248,996
Real estate construction loans	489,473	20,256	5,507	-	515,236
Commercial mortgage loans	5,391,701	219,081	133,209	-	5,743,991
Residential mortgage loans and equity lines	2,488,495	391	10,538	-	2,499,424
Installment and other loans	2,810	-	-	-	2,810
Total gross loans	$10,400,294	$373,586	$236,060	$517	$11,010,457

Loans held for sale	$-	$-	$-	$4,750	$4,750

	December 31, 2015
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,143,270	$110,338	$61,297	$1,958	$2,316,863
Real estate construction loans	413,765	5,776	21,502	500	441,543
Commercial mortgage loans	5,018,199	155,553	118,196	9,270	5,301,218
Residential mortgage loans and equity lines	2,091,434	399	9,502	-	2,101,335
Installment and other loans	2,493	-	-	-	2,493
Total gross loans	$9,669,161	$272,066	$210,497	$11,728	$10,163,452

Loans held for sale	$732	$-	$5,944	$-	$6,676

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of September 30, 2016, and as of December 31, 2015:

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage Loans and Equity Lines	Installment and Other Loans	Total
	(In thousands)
September 30, 2016
Loans individually evaluated for impairment
Allowance	$1,320	$-	$1,248	$375	$-	$2,943
Balance	$32,631	$5,507	$74,587	$18,189	$-	$130,914

Loans collectively evaluated for impairment
Allowance	$52,379	$9,245	$43,685	$9,682	$8	$114,999
Balance	$2,216,365	$509,729	$5,669,404	$2,481,235	$2,810	$10,879,543

Total allowance	$53,699	$9,245	$44,933	$10,057	$8	$117,942
Total balance	$2,248,996	$515,236	$5,743,991	$2,499,424	$2,810	$11,010,457

December 31, 2015
Loans individually evaluated for impairment
Allowance	$530	$-	$6,792	$427	$-	$7,749
Balance	$13,568	$22,002	$81,776	$16,464	$-	$133,810

Loans collectively evaluated for impairment
Allowance	$55,669	$22,170	$42,648	$10,718	$9	$131,214
Balance	$2,303,295	$419,541	$5,219,442	$2,084,871	$2,493	$10,029,642

Total allowance	$56,199	$22,170	$49,440	$11,145	$9	$138,963
Total balance	$2,316,863	$441,543	$5,301,218	$2,101,335	$2,493	$10,163,452

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months and nine months ended September 30, 2016, and September 30, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended September 30, 2016 and 2015
		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)

June 30, 2016 Ending Balance	$50,590	$10,753	$46,090	$15,503	$12	122,948
Provision/(credit) for possible credit losses	4,380	(2,056)	3,132	(5,452)	(4)	-
Charge-offs	(3,277)	-	(4,626)	-	-	(7,903)
Recoveries	2,006	548	337	6	-	2,897
Net (charge-offs)/recoveries	(1,271)	548	(4,289)	6	-	(5,006)
September 30, 2016 Ending Balance	$53,699	$9,245	$44,933	$10,057	$8	$117,942

June 30, 2015 Ending Balance	$47,540	$26,304	$67,245	$12,323	$25	$153,437
Provision/(credit) for possible credit losses	10,040	121	(11,762)	353	(2)	(1,250)
Charge-offs	(3,310)	-	(97)	-	-	(3,407)
Recoveries	607	41	647	1	-	1,296
Net (charge-offs)/recoveries	(2,703)	41	550	1	-	(2,111)
September 30, 2015 Ending Balance	$54,877	$26,466	$56,033	$12,677	$23	$150,076

Nine months ended September 30, 2016 and 2015
		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)

2016 Beginning Balance	$56,199	$22,170	$49,440	$11,145	$9	$138,963

Provision/(credit) for possible credit losses	5,815	(20,796)	295	(963)	(1)	(15,650)

Charge-offs	(12,035)	-	(5,681)	(149)	-	(17,865)
Recoveries	3,720	7,871	879	24		12,494
Net (charge-offs)/recoveries	(8,315)	7,871	(4,802)	(125)	-	(5,371)

September 30, 2016 Ending Balance	$53,699	$9,245	$44,933	$10,057	$8	$117,942
Reserve for impaired loans	$1,320	$-	$1,248	$375	$-	$2,943
Reserve for non-impaired loans	$52,379	$9,245	$43,685	$9,682	$8	$114,999
Reserve for off-balance sheet credit commitments	$2,112	$-	$35	$80	$2	$2,229

2015 Beginning Balance	$47,501	$27,652	$74,673	$11,578	$16	$161,420

Provision/(credit) for possible credit losses	11,045	(1,349)	(19,342)	1,239	7	(8,400)

Charge-offs	(6,754)	-	(3,613)	(161)	-	(10,528)
Recoveries	3,085	163	4,315	21	-	7,584
Net (charge-offs)/recoveries	(3,669)	163	702	(140)	-	(2,944)

September 30, 2015 Ending Balance	$54,877	$26,466	$56,033	$12,677	$23	$150,076
Reserve for impaired loans	$7,561	$-	$6,389	$373	$-	$14,323
Reserve for non-impaired loans	$47,316	$26,466	$49,644	$12,304	$23	$135,753
Reserve for off-balance sheet credit commitments	$703	$477	$202	$37	$1	$1,420

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

9. Borrowed Funds

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $350 million with a weighted average rate of 4.06% as of September 30, 2016, compared to $400 million with a weighted average rate of 3.89% as of December 31, 2015. As of September 30, 2016, four floating-to-fixed rate agreements totaling $200 million with a weighted average rate of 5.0% and final maturity in January 2017 had initial floating rates for one year, with floating rates of the three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.89% to 5.07%. As of September 30, 2016, three fixed rate non-callable securities sold under agreements to repurchase totaled $150 million with a weighted average rate of 2.81%, compared to four fixed rate non-callable securities sold under agreements to repurchase totaling $200 million with a weighted average rate of 2.78% as of December 31, 2015. Final maturity for the three fixed rate non-callable securities sold under agreements to repurchase was $50.0 million in July 2017, $50.0 million in June 2018, and $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $383 million as of September 30, 2016, and $430 million as of December 31, 2015.

Borrowing from the FHLB. As of September 30, 2016, over-night borrowings from the FHLB were $300 million at a rate of 0.38% compared to $250 million at a rate of 0.27% as of December 31, 2015. As of September 30, 2016, the advances from the FHLB were $400 million at a rate of 0.47% compared to $25 million at a rate of 1.13% as of December 31, 2015. As of September 30, 2016, FHLB advances of $375 million will mature in October 2016 and $25 million will mature in March 2018.

10. Income Taxes

Income tax expense totaled $50.8 million, or an effective tax rate of 28.5%, for the nine months ended September 30, 2016, compared to an income tax expense of $43.2 million, or an effective tax rate of 26.5%, for the same period in 2015. The effective tax rate includes the impact of the utilization of low income housing tax credits, the utilization of alternative energy tax credits, and the write-off of deferred tax assets related to stock options that expired unexercised during the first quarter of 2016.

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2016, and December 31, 2015:

September 30, 2016	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$390,009	$-	$-	$390,009
U.S. government sponsored entities	-	250,010	-	250,010
Mortgage-backed securities	-	563,638	-	563,638
Collateralized mortgage obligations	-	30	-	30
Corporate debt securities	-	74,469	-	74,469
Mutual funds	5,926	-	-	5,926
Preferred stock of government sponsored entities	-	3,188	-	3,188
Other equity securities	-	11,199	-	11,199
Total securities available-for-sale	395,935	902,534	-	1,298,469
Warrants	-	-	75	75
Foreign exchange contracts	-	1,711	-	1,711
Total assets	$395,935	$904,245	$75	$1,300,255

Liabilities

Interest rate swaps	$-	$15,186	$-	$15,186
Foreign exchange contracts	-	712	-	712
Total liabilities	$-	$15,898	$-	$15,898

December 31, 2015	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$284,288	$-	$-	$284,288
U.S. government sponsored entities	-	148,160	-	148,160
Mortgage-backed securities	-	1,062,269	-	1,062,269
Collateralized mortgage obligations	-	36	-	36
Corporate debt securities	-	73,855	-	73,855
Mutual funds	5,833	-	-	5,833
Preferred stock of government sponsored entities	-	3,216	-	3,216
Other equity securities	-	8,695	-	8,695
Total securities available-for-sale	290,121	1,296,231	-	1,586,352
Warrants	-	-	62	62
Foreign exchange contracts	-	3,339	-	3,339
Total assets	$290,121	$1,299,570	$62	$1,589,753

Liabilities

Option contracts	$-	$28	$-	$28
Interest rate swaps	-	6,496	-	6,496
Foreign exchange contracts	-	4,124	-	4,124
Total liabilities	$-	$10,648	$-	$10,648

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $75,000 as of September 30, 2016, compared to $62,000 as of December 31, 2015. The fair value adjustment of warrants was included in other operating income in the third quarter of 2016. The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from 1 to 7 years, risk-free interest rate from 0.73% to 1.38%, and stock volatility from 12.4% to 15.1%.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the condensed consolidated balance sheets as of September 30, 2016, the following tables provide the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of September 30, 2016, and December 31, 2015, and the total losses for the periods indicated:

	September 30, 2016				Total (Gains)/Losses
	Fair Value Measurements Using				Three Months Ended		Nine Months Ended
	Level 1	Level 2	Level 3	Total at Fair Value	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$1,897	$1,897	$-	$575	$-	$3,380
Commercial mortgage loans	-	-	9,041	9,041	-	-	-	654
Residential mortgage loans and equity lines	-	-	13,139	13,139	-	-	-	146
Total impaired loans	-	-	24,077	24,077	-	575	-	4,180
Other real estate owned (1)	-	3,095	4,372	7,467	(206)	179	9	404
Investments in venture capital and private company stock	-	-	4,291	4,291	187	81	419	408
Total assets	$-	$3,095	$32,740	$35,835	$(19)	$835	$428	$4,992

(1) Other real estate owned balance of $21.0 million in the condensed consolidated balance sheet is net of estimated disposal costs.

	December 31, 2015				Total Losses
	Fair Value Measurements Using				Twelve Months Ended
	Level 1	Level 2	Level 3	Total at Fair Value	December 31, 2015	December 31, 2014
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$6,317	$6,317	$806	$17
Commercial mortgage loans	-	-	20,359	20,359	598	3,914
Residential mortgage loans and equity lines	-	-	13,009	13,009	146	27
Total impaired loans	-	-	39,685	39,685	1,550	3,958
Other real estate owned (1)	-	10,047	4,235	14,282	404	202
Investments in venture capital and private company stock	-	-	4,922	4,922	553	436
Total assets	$-	$10,047	$48,842	$58,889	$2,507	$4,596

(1) Other real estate owned balance of $24.7 million in the condensed consolidated balance sheet is net of estimated disposal costs.

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

The following table presents the carrying and notional amounts and estimated fair value of financial instruments as of September 30, 2016, and as of December 31, 2015:

	September 30, 2016		December 31, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$203,877	$203,877	$180,130	$180,130
Short-term investments	791,757	791,757	536,880	536,880
Securities available-for-sale	1,298,469	1,298,469	1,586,352	1,586,352
Loans held for sale	4,750	4,750	6,676	6,676
Loans, net	10,886,996	10,825,059	10,016,227	9,938,810
Investment in Federal Home Loan Bank stock	18,900	18,900	17,250	17,250
Warrants	75	75	62	62

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts.	$107,064	$1,711	$100,602	$3,339

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$10,938,696	$10,946,853	$10,509,087	$10,509,879
Securities sold under agreements to repurchase	350,000	355,422	400,000	413,417
Advances from Federal Home Loan Bank	700,000	700,130	275,000	274,488
Other borrowings	17,705	15,903	18,593	16,684
Long-term debt	119,136	62,628	119,136	58,420

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$-	$-	$9,396	$28
Foreign exchange contracts	44,985	712	115,418	4,124
Interest rate swaps	477,479	15,186	459,416	6,496

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,950,756	$(5,844)	$1,971,848	$(5,570)
Standby letters of credit	74,612	(839)	49,081	(194)
Other letters of credit	31,331	(69)	38,131	(22)
Bill of lading guarantees	-	-	454	(1)

The following tables present the level in the fair value hierarchy for the estimated fair values of financial instruments as of September 30, 2016, and December 31, 2015.

	September 30, 2016
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$203,877	$203,877	$-	$-
Short-term investments	791,757	791,757	-	-
Securities available-for-sale	1,298,469	395,935	902,534	-
Loans held-for-sale	4,750	-	-	4,750
Loans, net	10,825,059	-	-	10,825,059
Investment in Federal Home Loan Bank stock	18,900	-	18,900	-
Warrants	75	-	-	75
Financial Liabilities
Deposits	10,946,853	-	-	10,946,853
Securities sold under agreements to repurchase	355,422	-	355,422	-
Advances from Federal Home Loan Bank	700,130	-	700,130	-
Other borrowings .	15,903	-	-	15,903
Long-term debt	62,628	-	62,628	-

	December 31, 2015
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$180,130	$180,130	$-	$-
Short-term investments	536,880	536,880	-	-
Securities available-for-sale	1,586,352	290,121	1,296,231	-
Loans held-for-sale	6,676	-	-	6,676
Loans, net	9,938,810	-	-	9,938,810
Investment in Federal Home Loan Bank stock	17,250	-	17,250	-
Warrants	62	-	-	62
Financial Liabilities
Deposits	10,509,879	-	-	10,509,879
Securities sold under agreements to repurchase	413,417	-	413,417	-
Advances from Federal Home Loan Bank	274,488	-	-	274,488
Other borrowings	16,684	-	-	16,684
Long-term debt	58,420	-	58,420	-

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

As of September 30, 2016, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment as of an interim date.

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

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, with the quarterly interest payments throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 0.85%. As of September 30, 2016, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $6.6 million, net of taxes, was included in other comprehensive income. The amount of periodic net settlement of interest rate swaps included in interest expense was $588,000 for the three months ended September 30, 2016 compared to $706,000 for the same quarter a year ago. For the nine months ended September 30, 2016, the periodic net settlement of interest rate swaps included in interest expense was $1.8 million compared to $2.1 million for the same period in 2015.

As of September 30, 2016, the Bank has entered into interest rate swap contracts with various terms from four to eight years. These interest rate swap contracts are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.63% and receives a variable rate at the one month LIBOR rate plus a weighted average spread of 318 basis points, or at a weighted average rate of 3.70%. As of September 30, 2016, the notional amount of fair value interest rate swaps was $358.3 million and their unrealized loss of $3.8 million was included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $879,000 for the three months ended September 30, 2016, compared to $831,000 for the same quarter a year ago. The amount of periodic net settlement of interest rate swaps reducing interest income was $2.8 million for the nine months ended September 30, 2016, compared to $2.2 million for the same period a year ago. As of September 30, 2016, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $14.8 million as of September 30, 2016.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. As of September 30, 2016, there were no option contracts outstanding. As of September 30, 2016, spot, forward, and swap contracts with a total notional amount of $107.1 million had a positive fair value of $1.7 million. Spot, forward, and swap contracts with a total notional amount of $45.0 million had a negative fair value of $712,000 as of September 30, 2016. As of December 31, 2015, the notional amount of option contracts totaled $9.4 million with a net negative fair value of $28,000. As of December 31, 2015, spot, forward, and swap contracts with a total notional amount of $100.6 million had a positive fair value of $3.3 million. Spot, forward, and swap contracts with a total notional amount of $115.4 million had a negative fair value of $4.1 million as of December 31, 2015.

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

Financial instruments that are eligible for offset in the condensed consolidated balance sheets, as of September 30, 2016, and December 31, 2015, are presented in the following table:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
September 30, 2016

Liabilities:
Securities sold under agreements to repurchase	$350,000	$-	$350,000	$-	$(350,000)	$-
Derivatives	$15,186	$-	$15,186	$-	$(15,186)	$-

December 31, 2015

Liabilities:
Securities sold under agreements to repurchase	$400,000	$-	$400,000	$-	$(400,000)	$-
Derivatives	$6,496	$-	$6,496	$-	$(6,496)	$-

16. Stockholders’ Equity

Total equity was $1.79 billion as of September 30, 2016, an increase of $45.7 million, from $1.75 billion as of December 31, 2015, primarily due to net income of $127.1 million and other comprehensive income of $10.3 million offset by purchases of treasury stock of $54.4 million and common stock cash dividends of $42.6 million.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three months and nine months ended September 30, 2016, and September 30, 2015, was as follows:

	Three months ended September 30, 2016			Three months ended September 30, 2015
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, gain/(loss), net of tax
Securities available-for-sale			$8,539			$(1,125)
Cash flow hedge derivatives			(7,397)			(1,657)
Total			$1,142			$(2,782)
Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$1,618	$680	$938	$4,717	$1,984	$2,733
Cash flow hedge derivatives	1,387	583	804	(4,413)	(1,855)	(2,558)
Total	3,005	1,263	1,742	304	129	$175
Reclassification adjustment for net (gains)/losses in net income
Securities available-for-sale	(1,692)	(711)	(981)	16	6	10
Cash flow hedge derivatives	-	-	-	-	-	-
Total	(1,692)	(711)	(981)	16	6	10
Total other comprehensive income/(loss)
Securities available-for-sale	(74)	(31)	(43)	4,733	1,990	2,743
Cash flow hedge derivatives	1,387	583	804	(4,413)	(1,855)	(2,558)
Total	$1,313	$552	$761	$320	$135	$185
Ending balance, gain/(loss), net of tax
Securities available-for-sale			$8,496			$1,618
Cash flow hedge derivatives			(6,593)			(4,215)
Total			$1,903			$(2,597)

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, loss, net of tax
Securities available-for sale			$(5,431)			$(3,172)
Cash flow hedge derivatives			(2,995)			(2,397)
Total			$(8,426)			$(5,569)
Net unrealized gains/(losses) arising during the period
Securities available-for sale	$27,170	$11,422	$15,748	$4,895	$2,058	$2,837
Cash flow hedge derivatives	(6,208)	(2,610)	(3,598)	(3,137)	(1,319)	(1,818)
Total	20,962	8,812	12,150	1,758	739	$1,019
Reclassification adjustment for net (gains)/losses in net income
Securities available-for sale	(3,141)	(1,320)	(1,821)	3,369	1,416	1,953
Cash flow hedge derivatives	-	-	-	-	-	-
Total	(3,141)	(1,320)	(1,821)	3,369	1,416	1,953
Total other comprehensive income/(loss)
Securities available-for sale	24,029	10,102	13,927	8,264	3,474	4,790
Cash flow hedge derivatives	(6,208)	(2,610)	(3,598)	(3,137)	(1,319)	(1,818)
Total	$17,821	$7,492	$10,329	$5,127	$2,155	$2,972
Ending balance, gain/(loss), net of tax
Securities available-for sale			$8,496			$1,618
Cash flow hedge derivatives			(6,593)			(4,215)
Total			$1,903			$(2,597)

17. Stock Repurchase Program

In February 2016, the Company completed the repurchase of the remaining 633,250 shares of its common stock under the August 2015 repurchase program, for $17.0 million, or a $26.82 average price per share.

On February 1, 2016, the Board of Directors of the Company adopted a new stock repurchase program to repurchase up to $45.0 million of the Company’s common stock. In February 2016, the Company repurchased 1,380,578 shares of its common stock for $37.5 million, or a $27.13 average price per share under the February 2016 repurchase program. As of September 30, 2016, $7.5 million of the Company’s common stock could be purchased in the future under the February 2016 repurchase program.

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

Highlights

●	Diluted earnings per share increased 23.4% to $0.58 per share for the third quarter of 2016 compared to $0.47 per share for the same quarter a year ago.

●	Total loans increased $487.4 million for the quarter, or 18.5% annualized, to $11.0 billion compared to $10.5 billion at June 30, 2016.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended September 30, 2016, was $46.1 million, an increase of $7.6 million, or 19.8%, compared to net income of $38.5 million for the same quarter a year ago. Diluted earnings per share for the quarter ended September 30, 2016, was $0.58 compared to $0.47 for the same quarter a year ago.

Return on average stockholders’ equity was 10.30% and return on average assets was 1.38% for the quarter ended September 30, 2016, compared to a return on average stockholders’ equity of 8.80% and a return on average assets of 1.23% for the same quarter a year ago. The increase is primarily due to the $11.7 million decrease in amortization of investments in alternative energy partnerships.

Financial Performance

	Three months ended September 30,
	2016	2015
Net income (million)	$46.1	$38.5
Basic earnings per common share	$0.58	$0.47
Diluted earnings per common share	$0.58	$0.47
Return on average assets	1.38%	1.23%
Return on average total stockholders' equity	10.30%	8.80%
Efficiency ratio	45.05%	53.81%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $6.2 million, or 6.3%, to $103.8 million during the third quarter of 2016 compared to $97.6 million during the same quarter a year ago. The increase was due primarily to an increase in interest income from loans, partially offset by an increase in interest expense from time and other deposits.

The net interest margin was 3.36% for the third quarter of 2016 and 3.37% for the third quarter of 2015. The decrease in the net interest margin for the third quarter of 2016 from 3.38% in the second quarter of 2016, was primarily due to lower interest recoveries and prepayment penalties during the third quarter of 2016.

For the third quarter of 2016, the yield on average interest-earning assets was 4.02%, the cost of funds on average interest-bearing liabilities was 0.89%, and the cost of interest-bearing deposits was 0.70%. In comparison, for the third quarter of 2015, the yield on average interest-earning assets was 4.03%, the cost of funds on average interest-bearing liabilities was 0.87%, and the cost of interest-bearing deposits was 0.67%. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 3.13% for the quarter ended September 30, 2016, compared to 3.16% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended September 30, 2016, and 2015. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended September 30,
	2016			2015
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Commercial loans	$2,203,278	$21,277	3.84%	$2,411,560	$22,651	3.73%
Residential mortgage loans	2,381,931	26,038	4.37	1,936,100	21,835	4.51
Commercial mortgage loans	5,579,186	63,888	4.56	5,110,278	59,652	4.63
Real estate construction loans	502,943	7,279	5.76	392,579	5,779	5.84
Other loans and leases	2,915	18	2.46	4,933	26	2.09
Total loans and leases (1)	10,670,253	118,500	4.42	9,855,450	109,943	4.43
Taxable securities	1,303,598	4,850	1.48	1,488,655	6,142	1.64
Federal Home Loan Bank stock	17,268	393	9.05	17,250	524	12.05
Interest bearing deposits	294,292	412	0.56	149,153	258	0.69
Total interest-earning assets	12,285,411	124,155	4.02	11,510,508	116,867	4.03
Non-interest earning assets:
Cash and due from banks	223,925			223,295
Other non-earning assets	884,006			866,217
Total non-interest earning assets	1,107,931			1,089,512
Less: Allowance for loan losses	(123,609)			(153,762)
Deferred loan fees	(6,348)			(9,977)
Total assets	$13,263,385			$12,436,281

Interest bearing liabilities:
Interest bearing demand accounts	$1,060,065	$441	0.17	$880,209	$367	0.17
Money market accounts	2,117,831	3,511	0.66	1,721,394	2,616	0.60
Savings accounts	627,912	260	0.16	632,466	235	0.15
Time deposits	4,651,593	10,701	0.92	4,868,908	10,406	0.85
Total interest-bearing deposits	8,457,401	14,913	0.70	8,102,977	13,624	0.67

Securities sold under agreements to repurchase	378,261	3,828	4.03	400,000	3,977	3.94
Other borrowings	107,203	134	0.50	114,998	164	0.57
Long-term debt	119,136	1,456	4.86	119,136	1,456	4.85
Total interest-bearing liabilities	9,062,001	20,331	0.89	8,737,111	19,221	0.87
Non-interest bearing liabilities:
Demand deposits	2,254,123			1,795,938
Other liabilities	167,409			168,083
Total equity	1,779,852			1,735,149
Total liabilities and equity	$13,263,385			$12,436,281
Net interest spread			3.13%			3.16%
Net interest income		$103,824			$97,646
Net interest margin			3.36%			3.37%

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

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three months ended September 30,
	2016-2015
	Increase (Decrease) in
	Net Interest Income Due to:
(In thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	$8,753	$(196)	$8,557
Taxable securities	(730)	(562)	(1,292)
Federal Home Loan Bank stock	1	(132)	(131)
Deposits with other banks	210	(56)	154
Total changes in interest income	8,234	(946)	7,288

Interest-bearing liabilities:
Interest bearing demand accounts	74	-	74
Money market accounts.	636	259	895
Savings accounts	(2)	27	25
Time deposits	(483)	778	295
Securities sold under agreements to repurchase	(226)	77	(149)
Other borrowed funds	(11)	(19)	(30)
Total changes in interest expense	(12)	1,122	1,110
Changes in net interest income	$8,246	$(2,068)	$6,178

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Reversal for Credit Losses

Reversal for credit losses was zero for the third quarter of 2016 compared to $1.3 million for the third quarter of 2015. This was based on a review of the appropriateness of the allowance for loan losses at September 30, 2016. A provision or reversal for credit losses represents a charge against or benefit toward current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio, including unfunded commitments. The following table summarizes the charge-offs and recoveries for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Charge-offs:
Commercial loans	$3,278	$3,310	$12,035	$6,754
Real estate loans (1)	4,626	97	5,830	3,774
Total charge-offs	7,904	3,407	17,865	10,528
Recoveries:
Commercial loans	$2,006	606	3,720	3,084
Construction loans	548	41	7,871	163
Real estate loans (1)	343	648	903	4,336
Total recoveries	2,897	1,295	12,494	7,583
Net charge-offs	$5,007	$2,112	$5,371	$2,945

(1) Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $8.8 million for the third quarter of 2016, a decrease of $400,000, or 3.8%, compared to $9.2 million for the third quarter of 2015.

Non-Interest Expense

Non-interest expense decreased $6.8 million, or 11.7%, to $50.7 million in the third quarter of 2016 compared to $57.5 million in the same quarter a year ago. The decrease in non-interest expense in the third quarter of 2016 was primarily due to decreases of $11.7 million in amortization of investments in alternative energy partnerships. The efficiency ratio was 45.05% in the third quarter of 2016 compared to 53.81% for the same quarter a year ago.

Income Taxes

The effective tax rate for the third quarter of 2016 was 25.5% compared to 23.9% for the third quarter of 2015. The effective tax rate includes the impact of the utilization of low income housing tax credits and alternative energy tax credits.

Year-to-Date Statement of Operations Review

Net income for the nine months ended September 30, 2016, was $127.1 million, an increase of $7.4 million, or 6.2%, compared to net income of $119.7 million for the same period a year ago. Diluted earnings per share was $1.59 compared to $1.48 per share for the same period a year ago. The net interest margin for the nine months ended September 30, 2016, was 3.39% compared to 3.43% for the same period a year ago.

Return on average stockholders’ equity was 9.66% and return on average assets was 1.29% for the nine months ended September 30, 2016, compared to a return on average stockholders’ equity of 9.56% and a return on average assets of 1.36% for the same period of 2015. The efficiency ratio for the nine months ended September 30, 2016, was 51.35% compared to 49.13% for the same period a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the nine months ended September 30, 2016, and 2015. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Nine months ended September 30,
	2016			2015
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Commercial loans	$2,248,025	$65,244	3.88%	$2,417,306	$68,969	3.81%
Residential mortgage loans	2,260,806	75,128	4.43	1,837,912	62,731	4.55
Commercial mortgage loans	5,477,646	186,567	4.55	4,810,426	167,646	4.66
Real estate construction loans	479,235	22,227	6.20	355,520	15,619	5.87
Other loans and leases	2,616	46	2.35	4,541	73	2.15
Total loans and leases (1)	10,468,328	349,212	4.46	9,425,705	315,038	4.47
Taxable securities	1,384,019	16,974	1.64	1,337,791	15,262	1.53
Federal Home Loan Bank stock	17,256	1,122	8.69	22,905	2,782	16.24
Interest bearing deposits	272,690	1,094	0.54	147,206	1,105	1.00
Total interest-earning assets	12,142,293	368,402	4.05	10,933,607	334,187	4.09
Non-interest earning assets:
Cash and due from banks	215,415			202,080
Other non-earning assets	891,974			798,587
Total non-interest earning assets	1,107,389			1,000,667
Less: Allowance for loan losses	(133,232)			(157,939)
Deferred loan fees	(7,225)			(10,736)
Total assets	$13,109,225			$11,765,599

Interest bearing liabilities:
Interest bearing demand accounts	$1,013,129	$1,256	0.17	$838,976	$1,025	0.16
Money market accounts	2,020,725	9,768	0.65	1,634,848	7,340	0.60
Savings accounts	626,200	759	0.16	582,632	646	0.15
Time deposits	4,752,938	32,177	0.90	4,541,376	28,320	0.83
Total interest-bearing deposits	8,412,992	43,960	0.70	7,597,832	37,331	0.66

Securities sold under agreements to repurchase	392,701	11,696	3.98	401,099	11,836	3.95
Other borrowings	119,348	442	0.49	118,091	374	0.42
Long-term debt	119,136	4,336	4.86	119,136	4,320	4.85
Total interest-bearing liabilities	9,044,177	60,434	0.89	8,236,158	53,861	0.87
Non-interest bearing liabilities:
Demand deposits	2,131,742			1,710,823
Other liabilities	175,714			144,664
Total equity	1,757,592			1,673,954
Total liabilities and equity	$13,109,225			$11,765,599
Net interest spread			3.16%			3.22%
Net interest income		$307,968			$280,326
Net interest margin			3.39%			3.43%

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
	2016-2015
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	$35,069	$(895)	$34,174
Taxable securities	545	1,167	1,712
Federal Home Loan Bank stock	(575)	(1,085)	(1,660)
Deposits with other banks	661	(672)	(11)
Total changes in interest income	35,700	(1,485)	34,215

Interest-bearing liabilities:
Interest bearing demand accounts	217	14	231
Money market accounts	1,839	589	2,428
Savings accounts	51	62	113
Time deposits	1,369	2,488	3,857
Securities sold under agreements to repurchase	(242)	102	(140)
Other borrowed funds	4	64	68
Long-term debt	-	16	16
Total changes in interest expense	3,238	3,335	6,573
Changes in net interest income	$32,462	$(4,820)	$27,642

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Balance Sheet Review

Assets

Total assets were $14.10 billion as of September 30, 2016, an increase of $844.7 million, or 6.4%, from $13.25 billion as of December 31, 2015, primarily due to a $847.0 million increase in loans and a $254.9 million increase in short-term investments and interest bearing deposits offset by a $287.9 million decrease in securities available-for-sale.

Investment Securities

Investment securities represented 9.2% of total assets as of September 30, 2016, compared to 12.0% of total assets as of December 31, 2015. The carrying value of investment securities as of September 30, 2016, was $1.30 billion compared to $1.59 billion as of December 31, 2015. Securities available-for-sale are carried at fair value and had a net unrealized gain, net of tax, of $8.5 million as of September 30, 2016, compared to a net unrealized loss, net of tax, of $5.4 million as of December 31, 2015.

The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of September 30, 2016, and December 31, 2015:

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$389,921	$112	$24	$390,009
U.S. government sponsored entities	250,000	79	69	250,010
Mortgage-backed securities	556,454	7,186	2	563,638
Collateralized mortgage obligations	52	-	22	30
Corporate debt securities	74,962	444	937	74,469
Mutual funds	6,000	-	74	5,926
Preferred stock of government sponsored entities	2,811	565	188	3,188
Other equity securities	3,608	7,591	-	11,199

Total	$1,283,808	$15,977	$1,316	$1,298,469

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$284,678	$5	$395	$284,288
U.S. government sponsored entities	150,000	-	1,840	148,160
Mortgage-backed securities	1,073,108	560	11,399	1,062,269
Collateralized mortgage obligations	63	-	27	36
Corporate debt securities	74,955	425	1,525	73,855
Mutual funds	6,000	-	167	5,833
Preferred stock of government sponsored entities	2,811	633	228	3,216
Other equity securities	4,108	4,929	342	8,695

Total	$1,595,723	$6,552	$15,923	$1,586,352

For additional information, see Note 6 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Investment securities having a carrying value of $505.9 million as of September 30, 2016, and $449.6 million as of December 31, 2015, were pledged to secure public deposits, other borrowings, treasury tax and loan and securities sold under agreements to repurchase.

Loans

Gross loans, excluding loans held for sale, were $11.0 billion at September 30, 2016, an increase of $847.0 million, or 8.3%, from $10.2 billion at December 31, 2015, primarily due to increases of $442.8 million, or 8.4%, in commercial mortgage loans, $397.0 million, or 20.5%, in residential mortgage loans, and $73.7 million, or 16.7%, in real estate construction loans partially offset by decreases of $67.9 million, or 2.9%, in commercial loans. The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

	September 30, 2016	% of Gross Loans	December 31, 2015	% of Gross Loans	% Change
	(Dollars in thousands)
Type of Loans
Commercial loans	$2,248,996	20.4%	$2,316,863	22.8%	(2.9%)
Residential mortgage loans	2,329,402	21.2	1,932,355	19.0	20.5
Commercial mortgage loans	5,743,991	52.2	5,301,218	52.2	8.4
Equity lines	170,022	1.5	168,980	1.7	0.6
Real estate construction loans	515,236	4.7	441,543	4.3	16.7
Installment and other loans	2,810	0.0	2,493	0.0	12.7
Gross loans	$11,010,457	100%	$10,163,452	100%	8.3%

Allowance for loan losses	(117,942)		(138,963)		(15.1)
Unamortized deferred loan fees	(5,519)		(8,262)		(33.2)

Total loans, net	$10,886,996		$10,016,227		8.7%

Loans held for sale	$4,750		$6,676		(28.8%)

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

The ratio of non-performing assets, excluding non-accrual loans held for sale, to total assets was 0.5% at September 30, 2016, compared to 0.6% at December 31, 2015. Total non-performing assets decreased $11.5 million, or 15.0%, to $65.3 million at September 30, 2016, compared to $76.8 million at December 31, 2015, primarily due to a decrease of $7.7 million, or 14.9%, in non-accrual loans and a decrease of $3.8 million, or 15.0%, in OREO.

As a percentage of gross loans plus OREO, our non-performing assets was 0.59% as of September 30, 2016, compared to 0.75% as of December 31, 2015. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 270.9% as of September 30, 2016, from 269.4% as of December 31, 2015.

The following table presents the changes in non-performing assets and troubled debt restructurings (“TDRs”) as of September 30, 2016, compared to December 31, 2015, and to September 30, 2015:

(Dollars in thousands)	September 30, 2016	December 31, 2015	% Change	September 30, 2015	% Change
Non-performing assets
Accruing loans past due 90 days or more	$-	$-	-	$2,573	(100)
Non-accrual loans:
Construction loans	5,507	16,306	(66)	16,579	(67)
Commercial mortgage loans	21,077	25,231	(16)	33,214	(37)
Commercial loans	9,251	3,545	161	14,758	(37)
Residential mortgage loans	8,524	7,048	21	6,690	27
Total non-accrual loans:	$44,359	$52,130	(15)	$71,241	(38)
Total non-performing loans	44,359	52,130	(15)	73,814	(40)
Other real estate owned	20,986	24,701	(15)	26,326	(20)
Total non-performing assets	$65,345	$76,831	(15)	$100,140	(35)
Accruing troubled debt restructurings	$86,555	$81,680	6	$89,881	(4)
Non-accrual loans held for sale	$4,750	$5,944	(20)	$-	100

Allowance for loan losses	$117,942	$138,963	(15)	$150,076	(21)

Total gross loans outstanding, at period-end (1)	$11,010,457	$10,163,452	8	$10,039,932	10

Allowance for loan losses to non-performing loans, at period-end (2)	265.88%	266.57%		203.32%
Allowance for loan losses to gross loans, at period-end (1)	1.07%	1.37%		1.49%

(1) Excludes loans held for sale at period-end.
(2) Excludes non-accrual loans held for sale at period-end.

Non-accrual Loans

At September 30, 2016, total non-accrual loans were $44.4 million, a decrease of $26.8 million, or 37.7%, from $71.2 million at September 30, 2015, and a decrease of $7.7 million, or 14.9%, from $52.1 million at December 31, 2015. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	September 30, 2016		December 31, 2015
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$9,471	$-	$8,727	$-
Commercial real estate	20,728	2,416	30,588	834
Land	4,909	-	9,270	-
Personal property (UCC)	-	6,835	-	2,711
Total	$35,108	$9,251	$48,585	$3,545

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	September 30, 2016		December 31, 2015
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$10,004	$-	$29,174	$834
Wholesale/Retail	17,174	3,597	13,414	780
Food/Restaurant	156	-	293	-
Import/Export	-	4,422	-	1,931
Other	7,774	1,232	5,704	-
Total	$35,108	$9,251	$48,585	$3,545

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

Other Real Estate Owned

As of September 30, 2016, OREO totaled $21.0 million, which decreased $3.7 million, or 15.0%, compared to $24.7 million as of December 31, 2015, and increased $5.3 million, or 20.3%, compared to $26.3 million as of September 30, 2015.

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

As of September 30, 2016, recorded investment in impaired loans totaled $130.9 million and was comprised of non-accrual loans of $44.4 million and accruing TDRs of $86.6 million. As of December 31, 2015, recorded investment in impaired loans totaled $133.8 million and was comprised of non-accrual loans of $52.1 million and accruing TDRs of $81.7 million. For impaired loans, the amounts previously charged off represent 7.7% as of September 30, 2016, and 22.4% as of December 31, 2015, of the contractual balances for impaired loans. As of September 30, 2016, $35.1 million, or 79.1%, of the $44.4 million of non-accrual loans, excluding loans held for sale, was secured by real estate compared to $48.6 million, or 93.2%, of the $52.1 million of non-accrual loans, excluding loans held for sale, that was secured by real estate as of December 31, 2015. The Bank obtains current appraisals, sales contracts, or other available market price information which provide updated factors in evaluating potential loss.

As of September 30, 2016, $2.9 million of the $117.9 million allowance for loan losses was allocated for impaired loans and $115.0 million was allocated to the general allowance. As of December 31, 2015, $7.8 million of the $139.0 million allowance for loan losses was allocated for impaired loans and $131.2 million was allocated to the general allowance.

The allowance for loan losses to non-accrual loans decreased to 265.9% as of September 30, 2016, from 266.6% as of December 31, 2015, primarily due to a decrease in the allowance for loan losses. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	September 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$29,794	$29,414	$-	$15,493	$6,721	$-
Real estate construction loans	5,776	5,507	-	51,290	22,002	-
Commercial mortgage loans	72,319	64,298	-	59,954	54,625	-
Residential mortgage loans and equity lines	4,832	4,675	-	3,233	3,026	-
Subtotal	$112,721	$103,894	$-	$129,970	$86,374	$-
With allocated allowance
Commercial loans	$3,315	$3,217	$1,320	$7,757	$6,847	$530
Commercial mortgage loans	10,425	10,289	1,248	28,258	27,152	6,792
Residential mortgage loans and equity lines	14,637	13,514	375	14,383	13,437	427
Subtotal	$28,377	$27,020	$2,943	$50,398	$47,436	$7,749
Total impaired loans	$141,098	$130,914	$2,943	$180,368	$133,810	$7,749

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

As of September 30, 2016, construction loans of $465.5 million were disbursed with pre-established interest reserves of $56.1 million compared to $371.4 million of such loans disbursed with pre-established interest reserves of $49.5 million at December 31, 2015.  The balance for construction loans with interest reserves which have been extended was $120.1 million with pre-established interest reserves of $3.7 million at September 30, 2016, compared to $67.8 million with pre-established interest reserves of $2.6 million at December 31, 2015.  Land loans of $49.5 million were disbursed with pre-established interest reserves of $1.5 million at September 30, 2016, compared to $87.3 million land loans disbursed with pre-established interest reserves of $1.8 million at December 31, 2015.  The balance for land loans with interest reserves which have been extended was $1.3 million at September 30, 2016 with pre-established interest reserves of $42,000 compared to $73.2 million land loans with pre-established interest reserves of $1.3 million at December 31, 2015.

At September 30, 2016, the Bank had no loans on non-accrual status with available interest reserves.  At September 30, 2016, $5.5 million of non-accrual non-residential construction loans and $9.7 million of non-accrual land loans had been originated with pre-established interest reserves.    At December 31, 2015, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2015, $0.5 million of non-accrual residential construction loans, $15.8 million of non-accrual non-residential construction loans, and $13.9 million of non-accrual land loans had been originated with pre-established interest reserves.    While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the predominantly Asian areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; Las Vegas, Nevada, and Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of September 30, 2016, or as of December 31, 2015.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-nine months. Total loans for construction, land development, and other land represented 38.6% of the Bank’s total risk-based capital as of September 30, 2016, and 35.8% as of December 31, 2015. Total CRE loans represented 304% of total risk-based capital as of September 30, 2016, and 286% as of December 31, 2015 and were below the Bank’s internal limit for CRE loans of 400% of total capital at both dates.

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

The allowance for loan losses was $117.9 million and the allowance for off-balance sheet unfunded credit commitments was $2.2 million at September 30, 2016, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded commitments. The $117.9 million allowance for loan losses at September 30, 2016, decreased $21.1 million, or 15.1%, from $139.0 million at December 31, 2015. The allowance for loan losses represented 1.07% of period-end gross loans, excluding loans held for sale, and 265.9% of non-performing loans at September 30, 2016. The comparable ratios were 1.37% of period-end gross loans, excluding loans held for sale, and 266.6% of non-performing loans at December 31, 2015. The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Allowance for loan losses	(Dollars in thousands)

Balance at beginning of period	$122,948	$153,437	$138,963	$161,420
Reversal for credit losses .	-	(1,250)	(15,650)	(8,400)
Transfers to reserve for off-balance sheet credit commitments	-	1	-	1
Charge-offs :
Commercial loans	(3,278)	(3,310)	(12,036)	(6,754)
Real estate loans	(4,625)	(97)	(5,829)	(3,774)
Total charge-offs	(7,903)	(3,407)	(17,865)	(10,528)
Recoveries:
Commercial loans	2,006	606	3,720	3,084
Construction loans	548	41	7,871	163
Real estate loans	343	648	903	4,336
Total recoveries	2,897	1,295	12,494	7,583

Balance at end of period	$117,942	$150,076	$117,942	$150,076

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$2,124	$1,574	$1,494	$1,949
Provision/(reversal) for credit losses	100	(153)	730	(528)
Balance at end of period	$2,224	$1,421	$2,224	$1,421

Average loans outstanding during the period (1).	$10,668,341	$9,857,196	$10,466,764	$9,426,293
Total gross loans outstanding, at period-end (1)	$11,010,457	$10,039,932	$11,010,457	$10,039,932
Total non-performing loans, at period-end (2)	$44,359	$73,814	$44,359	$73,814
Ratio of net charge-offs to average loans outstanding during the period (1)	0.19%	0.09%	0.07%	0.04%
Provision for credit losses to average loans outstanding during the period (1)	0.00%	(0.06% )	(0.19% )	(0.13% )
Allowance for credit losses to non-performing loans, at period-end (2)	270.89%	205.24%	270.89%	205.24%

Allowance for credit losses to gross loans, at period-end (1)	1.09%	1.51%	1.09%	1.51%

(1) Excluding loans held for sale.
(2) Excluding non-accrual loans held for sale.

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	September 30, 2016		December 31, 2015
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	(Dollars in thousands)
Type of Loan:
Commercial loans	$53,699	21.5%	$56,199	24.9%
Residential mortgage loans (1)	10,057	21.6	11,145	19.7
Commercial mortgage loans	44,933	52.3	49,440	51.5
Real estate construction loans	9,245	4.6	22,170	3.9
Installment and other loans	8	0.0	9	0.0
Total	$117,942	100%	$138,963	100%

(1) Residential mortgage loans includes equity lines.

The allowance allocated to real estate construction loans decreased from $22.2 million as of December 31, 2015, to $9.2 million as of September 30, 2016, which was primarily due to updated loss factors, recoveries of $7.9 million in the first nine months of 2016 and a decrease in the amount of loans classified as substandard. The overall allowance for total construction loans was 1.8% as of September 30, 2016, and 3.1% as of December 31, 2015.

The allowance allocated to commercial loans was $53.7 million at September 30, 2016, compared to $56.2 million at December 31, 2015. The decrease is due primarily to updated loss factors.

The allowance allocated to commercial mortgage loans decreased $4.5 million to $44.9 million at September 30, 2016, from $49.4 million at December 31, 2015, as a result of reduced historical loan loss experience for commercial mortgage loans.

The allowance allocated for residential mortgage loans decreased $1.0 million, or 8.8%, to $9.8 million as of September 30, 2016, compared to $10.1 million as of December 31, 2015.

Deposits

Total deposits were $10.9 billion at September 30, 2016, an increase of $700 million, or 6.8%, from $10.2 billion at September 30, 2015, and an increase of $430 million, or 4.1% from $10.5 billion at December 31, 2015. The following table displays the deposit mix as of the dates indicated:

	September 30, 2016	% of Total	December 31, 2015	% of Total
Deposits	(Dollars in thousands)
Non-interest-bearing demand deposits	$2,246,661	20.5%	$2,033,048	19.4%
Interest bearing demand deposits	1,073,436	9.8	966,404	9.2
Money market deposits	2,131,190	19.5	1,905,719	18.1
Savings deposits	633,345	5.8	618,164	5.9
Time deposits	4,854,064	44.4	4,985,752	47.4
Total deposits	$10,938,696	100.0%	$10,509,087	100.0%

The following table shows the maturity distribution of time deposits, as of September 30, 2016:

	At September 30, 2016
	Time Deposits -under $100,000	Time Deposits - $100,000 and over	Total Time Deposits
	(In thousands)
Less than three months	$632,895	$1,553,263	$2,186,158
Three to six months	200,056	585,738	785,794
Six to twelve months	266,166	955,799	1,221,965
Over one year	217,494	442,653	660,147
Total	$1,316,611	$3,537,453	$4,854,064

Percent of total deposits	12.1%	32.3%	44.4%

Borrowings

Borrowings include federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $350 million with a weighted average rate of 4.06% as of September 30, 2016, compared to $400 million with a weighted average rate of 3.89% as of December 31, 2015. As of September 30, 2016, four floating-to-fixed rate agreements totaling $200 million with a weighted average rate of 5.0% and final maturity in January 2017 had initial floating rates for one year, with floating rates of the three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.89% to 5.07%. As of September 30, 2016, three fixed rate non-callable securities sold under agreements to repurchase totaled $150 million with a weighted average rate of 2.81%, compared to four fixed rate non-callable securities sold under agreements to repurchase totaled $200 million with a weighted average rate of 2.78% as of December 31, 2015. Final maturity for the three fixed rate non-callable securities sold under agreements to repurchase was $50.0 million in July 2017, $50.0 million in June 2018, and $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $383 million as of September 30, 2016, and $430 million as of December 31, 2015.

Borrowing from the FHLB. As of September 30, 2016, over-night borrowings from the FHLB were $300 million at a rate of 0.38% compared to $250 million at a rate of 0.27% as of December 31, 2015. As of September 30, 2016, the advances from the FHLB were $400 million at a rate of 0.47% compared to $25 million at a rate of 1.13% as of December 31, 2015. As of September 30, 2016, FHLB advances of $375 million will mature in October 2016 and $25 million will mature in March 2018.

Long-term Debt

Long-term debt was $119.1 million as of September 30, 2016, compared to $119.1 million as of December 31, 2015. Long-term debt is comprised of Junior Subordinated Notes, which qualify as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of September 30, 2016. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)

Contractual obligations:
Deposits with stated maturity dates	$4,193,917	$656,761	$3,375	$11	$4,854,064
Securities sold under agreements to repurchase (1)	200,000	-	-	-	200,000
Securities sold under agreements to repurchase (2)	50,000	100,000	-	-	150,000
Advances from the Federal Home Loan Bank	675,000	25,000	-	-	700,000
Other borrowings	-	-	-	17,705	17,705
Long-term debt	-	-	-	119,136	119,136
Operating leases	8,565	13,017	6,938	8,465	36,985
Total contractual obligations and other commitments	$5,127,482	$794,778	$10,313	$145,317	$6,077,890

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

Capital Resources

Total equity was $1.79 billion as of September 30, 2016, an increase of $45.7 million, from $1.75 billion as of December 31, 2015, primarily due to net income of $127.1 million and other comprehensive income of $10.3 million offset by purchases of treasury stock of $54.4 million and common stock cash dividends of $42.6 million.

The following table summarizes changes in total equity for the nine months ended September 30, 2016:

Nine months ended
(In thousands)	September 30, 2016
Net income	$127,084
Stock issued to directors	550
Stock options exercised	49
Proceeds from shares issued through the Dividend Reinvestment Plan	1,643
Shares withheld related to net share settlement of RSUs	(103)
Net tax short-fall from stock-based compensation expense	(134)
Share-based compensation	3,254
Other comprehensive income	10,329
Purchase of treasury stock	(54,441)
Cash dividends paid to common stockholders	(42,570)
Net increase in total equity	$45,661

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements under Basel III rules that became effective January 1, 2015, with transitional provisions as of September 30, 2016. In addition, the capital ratios of the Bank place it in the “well capitalized” category, which is defined as institutions with a common equity tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%.

The following table presents Bancorp’s and the Bank’s capital and leverage ratios as of September 30, 2016, and December 31, 2015:

	Cathay General Bancorp				Cathay Bank
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Common equtiy Tier 1 capital (to risk-weighted assets)	$1,418,573	12.64	$1,383,377	12.95	$1,479,539	13.22	$1,443,159	13.54
Common equtiy Tier 1 capital minimum requirement	504,845	4.50	480,830	4.50	503,684	4.50	479,801	4.50
Excess	$913,728	8.14	$902,547	8.45	$975,855	8.72	$963,358	9.04

Tier 1 capital (to risk-weighted assets)	$1,534,028	13.67	$1,498,810	14.03	$1,479,539	13.22	$1,443,159	13.54
Tier 1 capital minimum requirement	673,127	6.00	641,107	6.00	671,578	6.00	639,735	6.00
Excess	$860,901	7.67	$857,703	8.03	$807,961	7.22	$803,424	7.54

Total capital (to risk-weighted assets)	$1,657,746	14.78	$1,634,631	15.30	$1,599,705	14.29	$1,576,525	14.79
Total capital minimum requirement	897,502	8.00	854,809	8.00	895,438	8.00	852,980	8.00
Excess	$760,244	6.78	$779,822	7.30	$704,267	6.29	$723,545	6.79

Tier 1 capital (to average assets) – Leverage ratio	$1,534,028	11.91	$1,498,810	11.95	$1,479,539	11.52	$1,443,159	11.53
Minimum leverage requirement	515,283	4.00	501,875	4.00	513,622	4.00	500,455	4.00
Excess	$1,018,745	7.91	$996,935	7.95	$965,917	7.52	$942,704	7.53

Risk-weighted assets	$11,218,777		$10,685,115		$11,192,971		$10,662,248
Total average assets (1)	$12,882,078		$12,546,879		$12,840,543		$12,511,382

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

The Company declared a cash dividend of $0.18 per share on 78,863,064 shares outstanding on September 1, 2016, for distribution to holders of our common stock on September 12, 2016, on 78,844,500 shares outstanding on June 1, 2016, for distribution to holders of our common stock on June 13, 2016, and on 78,794,528 shares outstanding on March 1, 2016, for distribution to holders of our common stock on March 11, 2016. Total cash dividends of $42.6 million were paid during the first nine months of 2016.

Country Risk Exposures

The Company’s total assets were $14.1 billion and total foreign country risk net exposures were $516.1 million as of September 30, 2016. Total foreign country risk net exposures as of September 30, 2016, were comprised primarily of $300.1 million from Hong Kong, $78.4 million from China, $34.5 million from Germany, $29.3 million from Australia, $24.8 million from France, $20.0 million from the Philippines, $13.9 million from Singapore, $5.4 million from Macau, $4.7 million from England, $1.1 million from Indonesia, $1.1 million from Switzerland, $1.0 million from Japan, and $0.8 million from Taiwan. Risk is determined based on location of the borrowers, issuers, and counterparties.

All foreign country risk net exposures as of September 30, 2016 were to non-sovereign counterparties, except $14.3 million due from the Hong Kong Monetary Authority.

Unfunded loans to foreign entities exposures were $20.1 million as of September 30, 2016, primarily due to a $20.0 million unfunded loan to a financial institution in China

Financial Derivatives

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

In May 2014, Bancorp has entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, with the quarterly interest payments throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 0.85%. As of September 30, 2016, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $6.6 million, net of taxes, was included in other comprehensive income. The amount of periodic net settlement of interest rate swaps included in interest expense was $588,000 for the three months ended September 30, 2016 compared to $706,000 for the same quarter a year ago. For the nine months ended September 30, 2016, the periodic net settlement of interest rate swaps included in interest expense was $1.8 million compared to $2.1 million for the same period in 2015.

As of September 30, 2016, the Bank entered into interest rate swap contracts with various terms from four to eight years. These interest rate swap contracts are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.63% and receives a variable rate at the one month LIBOR rate plus a weighted average spread of 318 basis points, or at a weighted average rate of 3.70%. As of September 30, 2016, the notional amount of fair value interest rate swaps was $358.3 million and their unrealized loss of $3.8 million was included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $879,000 for the three months ended September 30, 2016, compared to $831,000 for the same quarter a year ago. The amount of periodic net settlement of interest rate swaps reducing interest income was $2.8 million for the nine months ended September 30, 2016, compared to $2.2 million for the same period a year ago. As of September 30, 2016, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $14.8 million as of September 30, 2016.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. As of September 30, 2016, there were no option contracts outstanding. As of September 30, 2016, spot, forward, and swap contracts with a total notional amount of $107.1 million had a positive fair value of $1.7 million. Spot, forward, and swap contracts with a total notional amount of $45.0 million had a negative fair value of $712,000 as of September 30, 2016. As of December 31, 2015, the notional amount of option contracts totaled $9.4 million with a net negative fair value of $28,000. As of December 31, 2015, spot, forward, and swap contracts with a total notional amount of $100.6 million had a positive fair value of $3.3 million. Spot, forward, and swap contracts with a total notional amount of $115.4 million had a negative fair value of $4.1 million as of December 31, 2015.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. For September 2016, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 12.0% compared to 15.8% as of December 31, 2015.

The Bank is a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of September 30, 2016, the Bank had an approved credit line with the FHLB totaling $5.2 billion. Advances from the FHLB were $700.0 million and standby letter of credits issued by FHLB on the Company’s behalf were $27.4 million as of September 30, 2016. The Bank expects to be able to access this source of funding, if required, in the near term. The Bank has pledged a portion of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program to secure these borrowings. As of September 30, 2016, the borrowing capacity under the Borrower-in-Custody program was $24.2 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. As of September 30, 2016, investment securities totaled $1.30 billion, with $505.9 million pledged as collateral for borrowings and other commitments. The remaining $792.5 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 86.4% of the Company’s time deposits mature within one year or less as of September 30, 2016. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical run-off experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $163.3 million in 2015 and $98.4 million in the first nine months of 2016.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of September 30, 2016:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	9.0	1.4
+100	4.2	1.1
-100	-2.6	3.0
-200	-2.8	6.5

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents the net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2016 - July 31, 2016)	0	$0	0	$7,543,008
Month #2 (August 1, 2016 - August 31, 2016)	0	$0	0	$7,543,008
Month #3 (September 1, 2016 - September 30, 2016)	0	$0	0	$7,543,008
Total	0	$0	0	$7,543,008

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

+ Filed herewith.

++ Furnished herewith.

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

Cathay General Bancorp
(Registrant)

Date: November 7, 2016
/s/ Pin Tai
Pin Tai Chief Executive Officer and President

Date: November 7, 2016
/s/ Heng W. Chen
Heng W. Chen Executive Vice President and Chief Financial Officer