Form 10-K
period 2016-12-31
CATHAY GENERAL BANCORP
filed 2017-03-01
CIK 861842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-31830

Cathay General Bancorp

(Exact name of Registrant as specified in its charter)

Delaware	95-4274680
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
777 North Broadway,	90012
Los Angeles, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(213) 625-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NASDAQ Global Select Market
Warrants to purchase shares of Common Stock (expiring December 5, 2018)	NASDAQ Global Select Market

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

Large accelerated filer ☑                   Accelerated filer ☐

Non-accelerated filer ☐                     Smaller reporting company☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016) was $2,070,323,558. This value is estimated solely for the purposes of this cover page. The market value of shares held by registrant’s directors, executive officers, and Employee Stock Ownership Plan have been excluded because they may be considered to be affiliates of the registrant.

As of February 15, 2017, there were 79,620,817 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

•      Portions of Registrant’s definitive proxy statement relating to Registrant’s 2017 Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2016, are incorporated by reference into Part III.

CATHAY GENERAL BANCORP

2016 ANNUAL REPORT ON FORM 10-K

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

●	higher capital requirements from the implementation of the Basel III capital standards;

●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;

●	potential goodwill impairment;

●	liquidity risk;

●	fluctuations in interest rates;

●	risks associated with acquisitions and the expansion of our business into new markets;

●	inflation and deflation;

●	real estate market conditions and the value of real estate collateral;

●	environmental liabilities;

●	our ability to compete with larger competitors;

●	our ability to retain key personnel;

●	successful management of reputational risk;

●	natural disasters and geopolitical events;

●	general economic or business conditions in Asia, and other regions where the Bank has operations;

●	failures, interruptions, or security breaches of our information systems;

●	our ability to adapt our systems to technological changes;

●	risk management processes and strategies;

●	adverse results in legal proceedings;

●	the impact of regulatory enforcement actions, if any;

●	certain provisions in our charter and bylaws that may affect acquisition of the Company;

●	changes in accounting standards or tax laws and regulations;

●	market disruption and volatility;

●	fluctuations in the Bancorp’s stock price;

●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;

●	issuances of preferred stock;

●	capital level requirements and successfully raising additional capital, if needed, and the resulting dilution of interests of holders of our common stock; and

●	the soundness of other financial institutions.

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

PART I

Item 1.     Business.

Business of Bancorp

Overview

Cathay General Bancorp (the “Bancorp” on a parent-only basis, and the “Company,” “we” or “our” on a consolidated basis) is a corporation that was organized in 1990 under the laws of the State of Delaware. We are the holding company of Cathay Bank, a California state-chartered commercial bank (“Cathay Bank” or the “Bank”), seven limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, GBC Venture Capital, Inc., and Asia Realty Corp. We also own 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. In the future, we may become an operating company or acquire savings institutions, other banks, or companies engaged in bank-related activities and may engage in such other activities or acquire such other businesses as may be permitted by applicable law. Our principal place of business is currently located at 777 North Broadway, Los Angeles, California 90012, and our telephone number at that location is (213) 625-4700. In addition, certain of our administrative offices are located in El Monte, California, and our address there is 9650 Flair Drive, El Monte, California 91731. Our common stock is traded on the NASDAQ Global Select Market, and our trading symbol is “CATY”.

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

Asia Realty Corp. Asia Realty Corp. was incorporated in January 2013 for the purpose of holding other real estate owned and became a subsidiary of the Bancorp as a result of the acquisition of Asia Bancshares. Asia Realty Corp. owned one foreclosed property with a carrying value of $3.0 million at December 31, 2016.

Competition

Our primary business is to act as the holding company for the Bank. Accordingly, we face the same competitive pressures as those expected by the Bank. For a discussion of those risks, see “Business of the Bank — Competition” below under this Item 1.

Employees

Due to the limited nature of the Bancorp’s activities as a bank holding company, the Bancorp currently does not employ any persons other than the Bancorp’s management, which includes the Chief Executive Officer and President, Executive Chairman, the Chief Financial Officer, Executive Vice Presidents, the Secretary and General Counsel, and the Assistant Secretary. See also “Business of the Bank — Employees” below under this Item 1.

Business of the Bank

General

Cathay Bank was incorporated under the laws of the State of California on August 22, 1961, is licensed by the California Department of Business Oversight (“DBO”), and commenced operations as a California state-chartered bank on April 19, 1962. Cathay Bank is an insured bank under the Federal Deposit Insurance Act by the FDIC, but it is not a member of the Federal Reserve.

The Bank’s head office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. In addition, as of December 31, 2016, the Bank has branch offices in Southern California (22 branches), Northern California (12 branches), New York (12 branches), Illinois (three branches), Washington (three branches), Texas (two branches), Maryland (one branch), Massachusetts (one branch), Nevada (one branch), New Jersey (one branch), and Hong Kong (one branch) and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the FDIC. Each branch has loan approval rights subject to the branch manager’s authorized lending limits. Current activities of the Shanghai and Taipei representative offices are limited to coordinating the transportation of documents to the Bank’s head office and performing liaison services.

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

Through its Cathay Wealth Management business unit, the Bank provides its customers the ability to trade securities online and to purchase mutual funds, annuities, equities, bonds, and short-term money market instruments.  As of December 31, 2016, all securities and insurance products provided by Cathay Wealth Management were offered by, and all Financial Advisors were registered with, Cetera Financial Services, a registered securities broker/dealer and licensed insurance agency and member of the Financial Industry Regulatory Authority and Security Investor Protection Corporation.  Effective March 1, 2017, LPL Financial, a registered securities broker/dealer and licensed insurance agency and member of the Financial Industry Regulatory Authority and Security Investor Protection Corporation, will replace Cetera Financial Services and continue the services to customers of the Bank.  Cetera Financial Services, LPL Financial, and the Bank are independent entities.  These securities and insurance products are not insured by the FDIC.

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

Residential Mortgage Loans. The Bank originates single-family-residential mortgage loans. The single-family-residential mortgage loans are comprised of conforming, nonconforming, and jumbo residential mortgage loans, and are secured by first or subordinate liens on single (one-to-four) family residential properties. The Bank’s products include a fixed-rate residential mortgage loan and an adjustable-rate residential mortgage loan. Mortgage loans are underwritten in accordance with the Bank’s and regulatory guidelines, on the basis of the borrower’s financial capabilities, an independent appraisal of the value of the property, historical loan quality, and other factors deemed relevant by the Bank’s underwriting personnel. The Bank retains all mortgage loans it originates in its portfolio. As such, the Bank was not impacted by the rule pertaining to risk retention implementing the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), since the Bank does not securitize any of the loans it sells or retains.

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

Deposits

The Bank offers a variety of deposit products in order to meet its customers’ needs. As of December 31, 2016, the Bank offered passbook accounts, checking accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, and public funds deposits. These products are priced in order to promote growth of deposits.

The Bank’s deposits are generally obtained from residents within its geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. From time to time, the Bank may offer special deposit promotions. Information concerning types of deposit accounts, average deposits and rates, and maturity of time deposits is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 8 to the Consolidated Financial Statements.

Borrowings

Borrowings from time to time include securities sold under agreements to repurchase, the purchase of federal funds, funds obtained as advances from the FHLB, borrowing from other financial institutions, and the issuance of Junior Subordinated Notes. Information concerning the types, amounts, and maturity of borrowings is included in in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 9 and Note 10 to the Consolidated Financial Statements.

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

Commitments and Letters of Credit

Information concerning the Bank’s outstanding loan commitments and letters of credit is included in Note 13 to the Consolidated Financial Statements.

Expansion

We have engaged in expansion through acquisitions and may consider acquisitions in the future in order to compete for new deposits and loans, and to be able to serve our customers more effectively.

On July 8, 2016, we announced the signing of a Stock Purchase Agreement for the Bancorp to acquire SinoPac Bancorp, the U.S. subsidiary of Bank SinoPac Co. Ltd., for $340 million subject to certain adjustments. SinoPac Bancorp, through its subsidiary Far East National Bank, operates nine branches in California. We expect the acquisition of SinoPac Bancorp to close in the first half of 2017, and that, subject to receipt of regulatory approvals, Far East National Bank will subsequently merge with Cathay Bank.

Subsidiaries of Cathay Bank

In October 2006, Cathay New Asia Community Development Corporation (“CNACDC”) was formed, for the purpose of assuming New Asia Bank’s pre-existing New Markets Tax Credit activities in the greater Chicago area by providing or facilitating the availability of capital to businesses and real estate developers working to renovate these neighborhoods. Cathay Holdings LLC (“CHLLC”) was incorporated in December 2007, Cathay Holdings 2 LLC (“CHLLC2”) was incorporated in January 2008, and Cathay Holdings 3 LLC (“CHLLC3”) was incorporated in December 2008. The purpose of these subsidiaries is to hold other real estate owned in the state of Texas that was transferred from the Bank. As of December 31, 2016, CHLLC owned a property with a carrying value of $526,000. CHLLC2 and CHLLC3 did not own property at December 31, 2016.

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

To compete with other financial institutions in its primary service areas, the Bank relies principally upon local promotional activities, personal contacts by its officers, directors, employees, and stockholders, extended hours on weekdays, Saturday banking in certain locations, Internet banking, an Internet website (www.cathaybank.com), and other specialized services. The content of our website is not incorporated into and is not part of this Annual Report on Form 10-K.

If a proposed loan exceeds the Bank’s internal lending limits, the Bank has, in the past, and may in the future, arrange the loan on a participation or syndication basis with correspondent banks. The Bank also assists customers requiring other services not offered by the Bank to obtain these services from its correspondent banks.

Employees

As of December 31, 2016, the Bank and its subsidiaries employed approximately 1,129 persons, including 551 banking officers. None of the employees are represented by a union. We believe that our employer-employee relations are good.

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

The wide range of requirements and restrictions contained in both federal and state banking laws include:

●	Requirements that bank holding companies and banks file periodic reports.

●	Requirements that bank holding companies and banks meet or exceed minimum capital requirements (see “Capital Adequacy Requirements” below).

●

Requirements that bank holding companies serve as a source of financial and managerial strength for their banking subsidiaries. In addition, the regulatory agencies have “prompt corrective action” authority to limit activities and require a limited guaranty of a required bank capital restoration plan by a bank holding company if the capital of a bank subsidiary falls below capital levels required by the regulators. (See “Source of Strength” and “Prompt Corrective Action Provisions” below.)

●

Limitations on dividends payable to stockholders. The Bancorp’s ability to pay dividends is subject to legal and regulatory restrictions. A substantial portion of the Bancorp’s funds to pay dividends or to pay principal and interest on our debt obligations is derived from dividends paid by the Bank. (See “Dividends” below)

●

Limitations on dividends payable by bank subsidiaries. These dividends are subject to various legal and regulatory restrictions. The federal banking agencies have indicated that paying dividends that deplete a depositary institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. (See “Dividends” below)

●

Safety and soundness requirements. Banks must be operated in a safe and sound manner and meet standards applicable to internal controls, information systems, internal audit, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, as well as other operational and management standards. These safety and soundness requirements give bank regulatory agencies significant latitude in exercising their supervisory authority and the authority to initiate informal or formal enforcement actions.

●	Requirements for notice, application and approval, or non-objection of acquisitions and certain other activities conducted directly or in subsidiaries of the Bancorp or the Bank.

●

Compliance with the Community Reinvestment Act (“CRA”). The CRA requires that banks help meet the credit needs in their communities, including the availability of credit to low and moderate income individuals. If the Bank fails to adequately serve its communities, restrictions may be imposed, including denials of applications for branches, for adding subsidiaries or affiliate companies, for engaging in new activities or for the merger with or purchase of other financial institutions. In its last reported examination by the FDIC in March 2016, the Bank received a CRA rating of “Satisfactory.”

●

Compliance with the Bank Secrecy Act, the USA Patriot Act, and other anti-money laundering laws, and the regulations of the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). (See “Anti-Money Laundering and OFAC Regulations” below.)

●	Limitations on the amount of loans to one borrower and its affiliates and to executive officers and directors.

●	Limitations on transactions with affiliates.

●	Restrictions on the nature and amount of any investments in, and the ability to underwrite, certain securities.

●	Requirements for opening of intra- and interstate branches.

●

Compliance with truth in lending and other consumer protection and disclosure laws to ensure equal access to credit and to protect consumers in credit transactions. (See “Operations and Consumer Compliance Laws” below.)

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act financial reform legislation, adopted in July 2010, significantly revised and expanded the rulemaking, supervisory and enforcement authority of the federal bank regulatory agencies. Various provisions of the Dodd-Frank Act are now effective and have been fully implemented, including, among others:

●

new capital standards that, among other things, increase capital requirements and eliminate the treatment of trust preferred securities as Tier 1 regulatory capital (except for any trust preferred securities issued before May 19, 2010 by Bancorp and other bank holding companies with assets of less than $15 billion as of December 31, 2009);

●	the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in coverage to $250,000;

●	the permissibility of paying interest on business checking accounts;

●	the removal of barriers to interstate branching;

●	required disclosure and shareholder advisory votes on executive compensation;

●	annual stress tests for financial entities, including the Company;

●	additional risk management and other enhanced prudential standards for larger bank holding companies, including the Company;

●

restrictions on banking entities, after a transition period, from engaging in proprietary trading, as well as having investments in, sponsoring, and maintaining relationships with hedge funds and private equity funds (commonly referred to as the “Volcker Rule”);

●	limitations on interchange fees charged for debit card transactions;

●	the establishment of new minimum mortgage underwriting standards for residential mortgages; and

●

the establishment of the Consumer Financial Protection Bureau (“CFPB”) to be responsible for consumer protection in the financial services industry and to examine financial institutions with $10 billion or more in assets, such as the Company, for compliance with regulations promulgated by the CFPB.

The numerous rules and regulations promulgated pursuant to the Dodd-Frank Act, including those described further below, have significantly impacted our operations and compliance costs. The Dodd‐Frank Act also requires the issuance of numerous implementing regulations, some of which have not yet been issued. Some of the final regulations will continue to take effect over several more years, continuing to make it difficult to anticipate the overall impact to us, our customers, or the financial industry in general.

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

The federal bank regulatory agencies adopted final regulations in July 2013, which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of the Dodd-Frank Act and to implement Basel III international agreements reached by the Basel Committee on Banking Supervision. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, most will apply on a phased in basis to all banking organizations, including the Bancorp and the Bank. The new capital rules took effect on January 1, 2015, but many elements are being phased-in. To the extent that the new capital rules are not fully phased-in, the prior capital rules continue to apply.

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

Without taking into account the capital conservation buffer, the new capital rules require the following minimum ratios: (i) a Tier 1 leverage ratio of 4.0%; (ii) a common equity Tier 1 risk-based capital ratio of 4.5%, (iii) a Tier 1 risk-based capital ratio of 6%, and (iv) a total risk-based capital ratio of 8.0%. To be considered “well capitalized,” a bank holding company or bank would be required to have the following minimum ratios: (i) a Tier 1 leverage ratio of 5.0%; (ii) a common equity Tier 1 risk-based capital ratio of 6.5%, (iii) a Tier 1 risk-based capital ratio of 8.0%, and (iv) a total risk-based capital ratio of 10.0%. The implementation of the new capital conservation buffer requirements began on January 1, 2016 at 0.625% of risk-weighted assets, increasing each year by 0.625% until fully implemented in January 2019 at 2.50% of risk-weighted assets.

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

At December 31, 2016, (i) the Bancorp’s and the Bank’s common equity Tier 1 capital ratios were 12.84% and 13.35%, respectively; (ii) their total risk-based capital ratios were, respectively, 14.97% and 14.43%; (iii) their Tier 1 risk-based capital ratios were, respectively, 13.85% and 13.35%; and (iv) their leverage capital ratios were, respectively, 11.57% and 11.16%, all of which ratios exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes.

While the new capital rules set higher regulatory capital standards for the Bancorp and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The federal banking agencies may also require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed “well-capitalized. The implementation of the new capital rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Bancorp’s net income and return on equity, restrict the ability of the Bank and/or the Bancorp to pay dividends or executive bonuses and require the raising of additional capital.

As of December 31, 2016, the Bancorp and the Bank met all applicable capital requirements under the new capital rules on a fully phased-in basis if such requirements were currently in effect.

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

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities, including the Company and the Bank and its subsidiaries, will be restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” Bank holding companies and banks were generally required to conform their activities to the Volcker rule on or before July 21, 2015 although certain provisions are subject to delayed effectiveness under rules promulgated by the Federal Reserve. The Federal Reserve granted an extension until July 21, 2017 of the conformance period for banking entities to divest ownership in certain legacy investment funds and terminate relationships with funds that are prohibited under the rule.

Except for divesting some investments aggregating less than $4 million as of December 31, 2016, we believe that the Volcker Rule will not require any material changes in our operations or business or security holdings.

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

Stress Testing

As a bank holding company with more than $10 billion in assets, we are also required under the Dodd-Frank Act to conduct annual stress tests using various scenarios established by the Federal Reserve, including a baseline, adverse and severely adverse economic conditions (known as “Dodd Frank Act Stress Tests” or “DFAST”). The stress tests are designed to determine whether our capital planning, assessment of capital adequacy and risk management practices adequately protect the Bancorp and its affiliates in the event of an economic downturn. The Bancorp must establish adequate internal controls, documentation, policies and procedures to ensure the annual stress adequately meets these objectives. The Board of Directors must review our policies and procedures at least annually. We are required to report the results of our annual stress tests to the Federal Reserve by July 31 of each year, using data as of December 31 of the preceding year, publish a summary of the results between October 15 and October 31, and consider the results of our stress tests as part of our capital planning and risk management practices. We reported the results of our 2016 annual stress test to the Federal Reserve on July 28, 2016, and published a summary of the results in a Form 8-K furnished with the SEC on October 26, 2016.

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

Anti-Money Laundering (“AML”) and Office of Foreign Assets Control (“OFAC”) Regulation

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing through AML and OFAC regulations. AML laws and regulations, including the Bank Secrecy Act and the U.S.A. Patriot Act, require us to assist U.S. government agencies in detecting and preventing money laundering and other illegal acts by maintaining policies, procedures and controls designed to detect and report money laundering, terrorist financing, and other suspicious activity. The AML program must include, at a minimum, a designated compliance officer, written policies, procedures and internal controls, training of appropriate personnel and independent testing of the program, and a customer identification program.

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

Regulatory authorities routinely examine financial institutions for compliance with these obligations, and any failure by us to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

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

Source of Strength

Federal Reserve policy and federal law require bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, Bancorp is expected to commit resources to support the Bank, including at times when Bancorp may not be in a financial position to provide such resources, and it may not be in Bancorp’s, or Bancorp’s stockholders’ or creditors’, best interests to do so. In addition, any capital loans Bancorp makes to the Bank are subordinate in right of payment to depositors and to certain other indebtedness of the Bank. In the event of Bancorp’s bankruptcy, any commitment by Bancorp to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% (formerly 1.15%) by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the statutory minimum DRR to 1.35% on institutions with assets less than $10 billion. Beginning with the third quarter of the 2016 assessment period, large banks will pay quarterly surcharges in addition to their lower regular risk-based assessments. The final rule imposes a surcharge of 4.5 basis points on the assessment base of large banks. The surcharges are to begin the quarter after the reserve ratio first reaches or surpasses 1.15%. The FDIC expects that surcharges will last eight quarters or through the quarter in which the reserve ratio first meets or exceeds 1.35%. The surcharge is applied to the Bank’s total liabilities in excess of $10 billion. To determine an institution’s quarterly assessment surcharge, the FDIC will take a bank’s standard assessment base, calculated as average consolidated total assets less average tangible equity, minus $10 billion multiplied by 1.125 basis points.

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

Securities and Corporate Governance

The Bancorp is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Global Select Market, the Company is subject to NASDAQ listing standards for listed companies. The Bancorp is also subject to the Sarbanes-Oxley Act of 2002, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, required executive certification of financial presentations, corporate governance requirements for board audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow stockholders and investors to more easily and efficiently monitor the performance of companies and their directors. Under the Sarbanes-Oxley Act, management and the Bancorp’s independent registered public accounting firm are required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2016. These assessments are included in Part II — Item 9A — “Controls and Procedures.”

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

In addition, the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting certain incentive-based payment arrangements. These regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. In April 2016, the agencies published a notice of proposed rulemaking further revising the incentive-based compensation standards originally proposed in 2011. Similar to the 2011 proposed rule, the 2016 proposed rule would prohibit financial institutions with at least $1 billion in consolidated assets from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk by providing any executive officer, employee, director or principal shareholder who is a covered person with excessive compensation, fees or benefits or that could lead to material financial loss to the covered institution.

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

Our financial performance generally, and the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of the collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for the products and services we offer. In recent years there has been gradual improvement in the U.S. economy as evidenced by a rebound in the housing market, lower unemployment and higher equities markets; however, economic growth has been uneven, and opinions vary on the strengthen and direction of the economy.  Uncertainties also have arisen regarding the potential for a reversal or renegotiation of international trade agreements and for comprehensive tax reform under the administration of U.S. President Donald J. Trump, and the impact such actions and other policies of the new administration may have on economic and market conditions. In addition, concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, particularly the economies of China and Taiwan, can impact the economy and financial markets here in the United States. These economic pressures on consumers and businesses may continue to adversely affect our business, financial condition, results of operations and stock price. In particular, we may face the following risks in connection with these events:

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

●

The banking industry remains heavily regulated, and notwithstanding the stated intent of the Trump administration to seek to reduce governmental regulations, changes by Congress or federal regulatory agencies to the banking and financial institutions regulatory regime and heightened legal standards and regulatory requirements may continue to be adopted in the future. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

●

The process we use to estimate losses inherent in our credit exposure requires difficult, subjective, and complex judgments, including qualitative factors that pertain to economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

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

At December 31, 2016, our allowance for loan losses totaled $119 million and we had net charge-offs of $4.3 million for 2016. Although economic conditions in the real estate market in portions of Los Angeles, San Diego, Riverside, and San Bernardino counties and the Central Valley of California where many of our commercial real estate and construction loan customers are based, have improved, the economic recovery in these areas of California is uneven and in some areas rather slow, with relatively high and persistent unemployment. Moreover, rising interest rates may adversely affect real estate sales. As of December 31, 2016, we had approximately $6.3 billion in commercial real estate and construction loans. Any deterioration in the real estate market generally and in the commercial real estate and residential building segments in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income, and capital.

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

Under federal and state laws and regulations pertaining to the safety and soundness of financial institutions, the Federal Reserve Bank of San Francisco (the “FRB SF”) has authority over the Bancorp and separately the DBO and FDIC have authority over the Bank to compel or restrict certain actions if the Bancorp or the Bank should violate any laws or regulations, if its capital should fall below adequate capital standards as a result of operating losses, or if these regulators otherwise determine that the Bancorp or the Bank have engaged in unsafe or unsound practices, including failure to exercise proper risk oversight over the many areas of the Bancorp’s and the Bank’s operations. These regulators, as well as the CFPB, also have authority over the Bancorp’s and the Bank’s compliance with various statutes and consumer protection and other regulations. Among other matters, the corrective actions that may be required of the Bancorp or the Bank following the occurrence of any of the foregoing may include, but are not limited to, requiring the Bancorp and/or the Bank to enter into informal or formal enforcement orders, including board resolutions, memoranda of understanding, written agreements, supervisory letters, commitment letters, and consent or cease and desist orders to take corrective action and refrain from unsafe and unsound practices; removing officers and directors; assessing civil monetary penalties; and taking possession of, closing and liquidating the Bank. If we are unable to meet the requirements of any corrective actions, we could become subject to supervisory action. The terms of any such supervisory action could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock.

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

We are subject to the CRA, fair lending and other laws and regulations, and our failure to comply with these laws and regulations could lead to material penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending and other requirements on financial institutions. The U.S. Department of Justice and other federal agencies, including the FDIC and CFPB, are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA, fair lending and other compliance laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. The costs of defending, and any adverse outcome from, any such challenge could damage our reputation or could have a material adverse effect on our business, financial condition or results of operations.

Our stress testing processes rely on analytical and forecasting models that may prove to be inadequate or inaccurate, which could adversely affect the effectiveness of our strategic planning and our ability to pursue corporate goals.

In accordance with the Dodd‐Frank Act and the Federal Reserve’s regulations thereunder, banking organizations with $10 billion to $50 billion in assets are required to perform annual capital stress tests. The results of our capital stress tests may require us to increase our regulatory capital, raise additional capital or take or decline to take certain other capital‐related actions under certain circumstances. Our stress testing processes also rely on our use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Furthermore, even if our assumptions are accurate predictors of future performance, the models they are based on may prove to be inadequate or inaccurate because of other flaws in their design or implementation. Also, the assumptions we utilize for our stress tests may not be met with regulatory approval, which could result in our stress tests receiving a failing grade. In addition to adversely affecting our reputation, failing our stress tests would likely preclude or delay our growth through acquisition, and would limit our ability to pay any cash dividends

Our deposit insurance premiums could increase in the future, which could have a material adverse impact on future earnings and financial condition.

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund ("DIF") at a specific level. Unfavorable economic conditions, increased bank failures and additional failures decreased the DIF. In order to restore the DIF to its statutorily mandated minimum of 1.35% of total deposits by September 30, 2020, the FDIC may need to increase deposit insurance premium rates. Insured institutions with assets of $10 billion or more will be responsible for funding this increase. The FDIC has issued regulations to implement these provisions of the Dodd-Frank Act. It has, in addition, established a higher reserve ratio of 2% as a long term goal which goes beyond what is required by statute. There is no implementation deadline for the 2% ratio. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level. Any increase in the Bank's FDIC premiums could have an adverse effect on its financial condition and results of operations.

Our use of third party vendors and our other ongoing third party business relationships are subject to increasing regulatory requirements and attention.

We regularly use third party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Recent regulation requires us to enhance our due diligence, ongoing monitoring and control over our third party vendors and other ongoing third party business relationships. In certain cases we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.

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

We seek to minimize the adverse effects of changes in interest rates by structuring our asset-liability composition to obtain the maximum spread. We use interest rate sensitivity analysis and a simulation model to assist us in estimating the optimal asset-liability composition. However, such management tools have inherent limitations that impair their effectiveness. Moreover, the long-term effects of the Federal Reserve’s unprecedented quantitative easing and tapering off are unknown, and while interest rates have begun to increase, they remain at historically low levels. There can be no assurance that we will be successful in minimizing the adverse effects of changes in interest rates.

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

Our earnings, financial condition, and prospects after a merger or acquisition depend in part on our ability to successfully integrate the operations of the acquired company. We may be unable to integrate operations successfully or to achieve expected cost savings. Any cost savings which are realized may be offset by losses in revenues or other charges to earnings. As with any acquisition of financial institutions, there also may be business disruptions that cause us to lose customers or cause customers to remove their accounts from us and move their business to competing financial institutions.

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

Concentration of risk increases the potential for significant losses.

We have naturally developed concentrated exposures to those markets and asset classes in which we have specific knowledge or competency. In particular, we primarily operate in California markets with a concentration of Chinese-American individuals and businesses, and commercial and commercial real estate loans constitute a significant portion of our loan portfolio. In management's judgment, our extensive experience within these concentration areas helps us to better evaluate underwriting and other associated risks with extending credit. However, the presence of similar exposures concentrated in certain asset classes leaves us exposed to the risk of a focused downturn within a concentration area. Thus, our concentration in the California markets increases our exposure to materially higher credit losses if there is a deterioration in the economic conditions, housing conditions or real estate values in the California markets. Our concentration in commercial and commercial real estate lending also increases our exposure to risks generally associated with such lending. Our commercial and commercial real estate loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite and are characterized by having a limited supply of real estate at commercially attractive locations, long delivery time frames for development and high interest rate sensitivity. Unexpected deterioration in the credit quality of our commercial or commercial real estate loan portfolios would require us to increase our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations. Moreover, with respect to commercial real estate loans, federal and state banking regulators are examining commercial real estate lending activity with heightened scrutiny and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

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

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the communities that we serve. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives and certain other employees, including, but not limited to, our Chief Executive Officer, Pin Tai, and our Chief Financial Officer, Heng W. Chen.

Our compensation practices are subject to review and oversight by the FDIC, the DBO, the Federal Reserve and other regulators. We may be subject to limitations on compensation practices, which may or may not affect our competitors, by the FDIC, the DBO, the Federal Reserve or other regulators. These limitations could further affect our ability to attract and retain our executive officers and other key personnel. In April 2011 and April 2016, the Federal Reserve, other federal banking agencies and the SEC jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more of assets, such as the Bancorp and the Bank. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to successfully compete with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees. If this were to occur, our business, financial condition and results of operations could be adversely affected, perhaps materially.

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

We depend on the accuracy and completeness of information about customers.

In deciding whether to extend credit, open a bank account or enter into other transactions with customers, we may rely on information furnished to us by or on behalf of customers, including financial statements and other financial information. We also may rely on representations of customers as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. We may further rely on invoices, contracts, and other supporting documentation provided by our customers, as well as our customers' representations that their financial statements conform to U.S. GAAP (or other applicable accounting standards in foreign markets) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants' reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting or reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.

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

Item 1B.      Unresolved Staff Comments.

The Company has not received written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued not less than 180 days before the end of its 2016 fiscal year and that remain unresolved.

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

The other branch and representative offices and other properties are leased by the Bank under leases with expiration dates ranging from March 2017 to June 2027, exclusive of renewal options. As of December 31, 2016, the Bank’s investment in premises and equipment totaled $105.6 million, net of accumulated depreciation. See Note 7 and Note 13 to the Consolidated Financial Statements.

Item 3.     Legal Proceedings.

The Company and its subsidiaries and their property are not currently a party or subject to any material pending legal proceeding.

Item 4.     Mine Safety Disclosures.

Not Applicable.

Executive Officers of the Registrant.

The table below sets forth the names, ages, and positions at the Bancorp and the Bank of all executive officers of the Company as of February 15, 2017.

Name	Age	Present Position and Principal Occupation During the Past Five Years

Dunson K. Cheng	72

Executive Chairman of the Boards of Directors of the Bancorp and the Bank since October 2016; Director of the Bancorp since 1990; Director of the Bank since 1982; Chairman of the Boards of Directors of the Bancorp and the Bank from 1994 to September 2016; President of the Bank from 1985 to March 2015; President and Chief Executive Officer of the Bancorp from 1990 to September 2016.

Pin Tai	62

Chief Executive Officer and President of the Bancorp since October 2016; Chief Executive Officer of the Bank since October 2016; Director and President of the Bank since April 2015; Chief Lending Officer of the Bank from 2013 to March 2015; Executive Vice President of the Bank from 2006 to 2015; Deputy Chief Lending Officer and General Manager of Eastern Regions of the Bank from 2010 to 2013; General Manager of Eastern Regions of the Bank from 2006 to 2009.

Irwin Wong	68

Chief Operating Officer of the Bank since April 2015; Senior Executive Vice President since 2014, Chief Retail Administration and Regulatory Affairs Officer of the Bank from January 2014 to March 2015; Executive Vice President and Chief Risk Officer of the Bank from 2011 to 2013; Executive Vice President-Branch Administration of the Bank from 1999 to 2011.

Heng W. Chen	64	Executive Vice President, Chief Financial Officer, and Treasurer of the Bancorp since 2003; Executive Vice President of the Bank since 2003; Chief Financial Officer of the Bank since 2004.

Donald S. Chow	66

Executive Vice President and Chief Credit Officer of the Bank since 2014; Consultant of the Office of the President from August to December 2013; Executive Vice President and Senior Credit Supervisor of East West Bank from 2009 to 2013; and President of Desert Community Bank, a division of East West Bank, from 2007 to 2009.

Kim R. Bingham	60	Chief Risk Officer of the Bank since 2014; Executive Vice President of the Bank since 2004; Chief Credit Officer of the Bank from 2004 to 2013.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the symbol “CATY.” The closing price of our common stock on February 15, 2017, was $39.05 per share, as reported by the NASDAQ Global elect Market.

The following table sets forth the high and low closing prices as reported on the NASDAQ Global Select Market for the periods presented:

	2016		2015
	High	Low	High	Low
First quarter	$30.12	$25.65	$28.45	$23.07
Second quarter	31.25	26.27	33.37	28.32
Third quarter	31.53	26.79	34.14	27.73
Fourth quarter	38.56	28.89	34.52	29.36

Holders

As of February 15, 2017, there were approximately 1,461 holders of record of our common stock.

Dividends

The cash dividends per share declared by quarter were as follows:

	Year Ended December 31,
	2016	2015
First quarter	$0.18	$0.10
Second quarter	0.18	0.14
Third quarter	0.18	0.14
Fourth quarter	0.21	0.18
Total	$0.75	$0.56

For information concerning restrictions on the payment of dividends, see Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources — Dividend Policy,” and Note 12 to the Consolidated Financial Statements.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 in this report.

Performance Graph

The graph and accompanying information furnished below shows the cumulative total stockholder return over the past five years assuming the investment of $100 on December 31, 2011 (and the reinvestment of dividends thereafter) in each of our common stock, the SNL Western Bank Index and the S&P 500 Index. The SNL Western Bank Index is a market-weighted index comprised of publicly traded banks and bank holding companies (including the Company) most of which are based in California and the remainder of which are based in eight other western states, including Oregon, Washington, and Nevada. We will furnish, without charge, on the written request of any person who is a stockholder of record as of the record date for the 2017 annual meeting of stockholders, a list of the companies included in the SNL Western Bank Index. Requests for this information should be addressed to Lisa L. Kim, Secretary, Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012.

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

		Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Cathay General Bancorp	100.00	131.12	180.05	174.36	217.45	270.38
SNL Western Bank	100.00	126.20	177.56	213.09	220.79	244.77
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18

Source: SNL Financial LC, Charlottesville, VA © 2016

Unregistered Sales of Equity Securities

There were no sales of any equity securities by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

In August 2015, the Company resumed stock repurchases under the November 2007 repurchase program and repurchased the remaining 622,500 shares for $18.1 million, or an average price of $29.08 per share. Also, in August 2015, the Board of Directors approved a stock repurchase program for the Company to buy back up to two million shares of our common stock, and 1,366,750 shares were repurchased during 2015. In January and February of 2016, the Company repurchased the remaining 633,250 shares under the August 2015 repurchase program for $17.0 million, or an average price of $26.82 per share.

On February 1, 2016, the Board of Directors approved a new stock repurchase program to buy back up to $45.0 million of our common stock. In 2016, the Company repurchased 1,380,578 shares for $37.5 million, or $27.13 per share under the February 2016 repurchase program. As of December 31, 2016, the Company may repurchase up to $7.5 million of its common stock under the February 2016 repurchase program.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(October 1, 2016 - October 31, 2016)	-	-	-	$7,543,008
(November 1, 2016 - November 30, 2016)	-	-	-	$7,543,008
(December 1, 2016 - December 31, 2016)	-	-	-	$7,543,008
Total	-	-	-	$7,543,008

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

Selected Consolidated Financial Data

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except share and per share data)
Income Statement
Interest income	$499,070	$453,706	$418,647	$406,996	$429,744
Interest expense	81,200	73,964	75,866	82,300	108,491
Net interest income before reversal for credit losses	417,870	379,742	342,781	324,696	321,253
Reversal for credit losses	(15,650)	(11,400)	(10,800)	(3,000)	(9,000)
Net interest income after reversal for credit losses	433,520	391,142	353,581	327,696	330,253

Securities gains/(losses)	4,898	(3,349)	6,748	27,362	18,026
Other non-interest income	28,472	36,023	33,779	32,945	28,481
Non-interest expense	224,690	202,720	174,313	193,833	192,589

Income before income tax expense	242,200	221,096	219,795	194,170	184,171
Income tax expense	67,101	59,987	81,965	70,435	66,128
Net income	175,099	161,109	137,830	123,735	118,043
Less: net income attributable to noncontrolling interest	-	-	-	592	605
Net income attributable to Cathay General Bancorp	175,099	161,109	137,830	123,143	117,438
Dividends on preferred stock	-	-	-	(9,685)	(16,488)
Net income attributable to common stockholders	$175,099	$161,109	$137,830	$113,458	$100,950
Net income attributable to common stockholders per common share
Basic	$2.21	$2.00	$1.73	$1.44	$1.28
Diluted	$2.19	$1.98	$1.72	$1.43	$1.28
Cash dividends paid per common share	$0.75	$0.56	$0.29	$0.08	$0.04
Weighted-average common shares
Basic	79,153,762	80,563,577	79,661,571	78,954,898	78,719,133
Diluted	79,929,262	81,294,796	80,106,895	79,137,983	78,723,297

Statement of Condition
Investment securities	$1,314,345	$1,586,352	$1,318,935	$1,586,668	$2,065,248
Net loans (1)	11,077,315	10,016,227	8,740,268	7,897,187	7,235,587
Total assets	14,520,769	13,254,126	11,516,846	10,989,286	10,694,089
Deposits	11,674,726	10,509,087	8,783,460	7,981,305	7,383,225
Federal funds purchased and securities sold under agreements to repurchase	350,000	400,000	450,000	800,000	1,250,000
Advances from the Federal Home Loan Bank	350,000	275,000	425,000	521,200	146,200
Long-term debt	119,136	119,136	119,136	121,136	171,136
Total equity	1,828,539	1,747,778	1,602,888	1,458,971	1,629,504

Common Stock Data
Shares of common stock outstanding	79,610,277	80,806,116	79,814,553	79,589,869	78,778,288
Book value per common share	$22.80	$21.46	$20.00	$18.24	$17.12

Profitability Ratios
Return on average assets	1.31%	1.34%	1.26%	1.17%	1.11%
Return on average stockholders' equity	9.88	9.52	8.95	8.00	7.48
Dividend payout ratio	33.85	28.11	16.76	5.15	2.68
Average equity to average assets ratio	13.29	14.04	14.04	14.73	14.87
Efficiency ratio	49.79	49.15	45.48	50.35	52.37

(1)	Net loans represent gross loans net of loan participations sold, allowance for loan losses, and unamortized deferred loan fees.

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

The Bank offers a wide range of financial services. It currently operates 22 branches in Southern California, 12 branches in Northern California, 12 branches in New York State, one branch in Massachusetts, two branches in Texas, three branches in Washington State, three branches in Illinois, one branch in New Jersey, one branch in Maryland, one branch in Nevada, one branch in Hong Kong and two representative offices (one in Shanghai, China, and one in Taipei, Taiwan). The Bank is a commercial bank, servicing primarily individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.

On July 8, 2016, the Company announced the signing of a Stock Purchase Agreement for the Bancorp to acquire SinoPac Bancorp, the U.S. subsidiary of Bank SinoPac Co. Ltd., for $340 million subject to certain adjustments. SinoPac Bancorp, through its subsidiary Far East National Bank, operates nine branches in California. The Company expects the acquisition of SinoPac Bancorp to close in the first half of 2017, and that, subject to receipt of regulatory approvals, Far East National Bank will subsequently merge with Cathay Bank.

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

The Bank’s management allocates a specific allowance for “Impaired Credits,” in accordance with Accounting Standard Codification (“ASC”) Section 310-10-35. For non-Impaired Credits, a general allowance is established for those loans internally classified and risk graded Pass, Watch, Special Mention, or Substandard based on historical losses in the specific loan portfolio and a reserve based on environmental factors determined for that loan group. The level of the general allowance is established to provide coverage for management’s estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance. The allowance for credit losses is discussed in more detail in “Risk Elements of the Loan Portfolio — Allowance for Credit Losses” below.

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

Income Taxes

The provision for income taxes is based on income reported for financial statement purposes, and differs from the amount of taxes currently payable, since certain income and expense items are reported for financial statement purposes in different periods than those for tax reporting purposes. Taxes are discussed in more detail in Note 11 to the Consolidated Financial Statements. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, we assess the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance in the context of our tax position.

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

Results of Operations

Overview

For the year ended December 31, 2016, we reported net income of $175.1 million, or $2.19 per diluted share, compared to net income of $161.1 million, or $1.98 per share, in 2015, and net income of $137.8 million, or $1.72 per share, in 2014. The $14.0 million increase in net income from 2015 to 2016 was primarily the result of increases in net interest income, increases in reversal for credit losses, and increases in securities gains, partially offset by decreases in other operating income, increases in operating expenses from amortization of investments in affordable housing and alternative energy partnerships and in salaries and employee benefits. The return on average assets in 2016 was 1.31%, compared to 1.34% in 2015, and to 1.26% in 2014. The return on average stockholders’ equity was 9.88% in 2016, compared to 9.52% in 2015, and to 8.95% in 2014.

Highlights

●	Diluted earnings per share increased 10.6% to $2.19 per share for the year ended December 31, 2016 compared to $1.98 per share for the year ended December 31, 2015.

●	Total loans increased $1.0 billion, or 10.2%, excluding loans held for sale, during 2016, to $11.2 billion at December 31, 2016, compared to $10.2 billion at December 31, 2015.

●	Total assets for the year increased $1.3 billion, or 9.6%, to $14.5 billion at December 31, 2016 from $13.3 billion at December 31, 2015.

Net income available to common stockholders and key financial performance ratios are presented below for the three years indicated:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share data)
Net income	$175,099	$161,109	$137,830
Basic earnings per common share	$2.21	$2.00	$1.73
Diluted earnings per common share	$2.19	$1.98	$1.72
Return on average assets	1.31%	1.34%	1.26%
Return on average stockholders' equity	9.88%	9.52%	8.95%
Total average assets	$13,331,148	$12,056,531	$10,974,890
Total average equity	$1,772,017	$1,692,826	$1,540,564
Efficiency ratio	49.79%	49.15%	45.48%
Effective income tax rate	27.70%	27.13%	37.29%

Net Interest Income

Comparison of 2016 with 2015

Net interest income increased $38.2 million, or 10.0%, from $379.7 million in 2015 to $417.9 million in 2016. The increase in net interest income was due primarily to the increase in loan interest income, offset by the decrease in dividend income from FHLB stock and increases in interest expense from money market accounts and time deposits.

Average loans for 2016 were $10.6 billion, a $1.0 billion, or a 10.7%, increase from $9.6 billion in 2015. Compared with 2015, average commercial mortgage loans increased $612.5 million, or 12.4%, average residential mortgage loans increased $441.6 million, or 23.4%, and average real estate construction loans increased $125.7 million, or 34.0%. Compared with 2015, average commercial loans decreased $149.3 million, or 6.3%. Average investment securities were $1.37 billion in 2016, a decrease of $5.7 million, or 0.4%, from 2015. Average interest bearing cash on deposits with financial institutions increased $152.3 million, or 79.1%, to $345.1 million in 2016 from $192.8 million in 2015.

Average interest bearing deposits were $8.6 billion in 2016, an increase of $750.6 million, or 9.6%, from $7.8 billion in 2015, primarily due to increases of $382.8 million, or 22.8%, in money market deposits, $185.5 million, or 21.6%, in interest bearing demand deposits, $136.9 million, or 2.9%, in time deposits, and $45.4 million, or 7.7%, in saving deposits. Average securities sold under agreements to repurchase decreased $18.9 million, or 4.7%, to $381.9 million in 2016 from $400.8 million in 2015, primarily due to maturities of securities sold under agreements to repurchase. Average other borrowings increased $21.3 million, or 20.3%, to $126.7 million in 2016 from $105.4 million in 2015, primarily due to increases in FHLB advances.

Interest income increased $45.4 million, or 10.0%, from $453.7 million in 2015 to $499.1 million in 2016 primarily due to increases in the volume of loans:

●

Changes in volume: Average interest-earning assets increased $1.2 billion, or 10.5%, to $12.4 billion in 2016, compared with the average interest-earning assets of $11.2 billion in 2015. Average loans increased $1.0 billion and average interest bearing cash on deposits with financial institutions increased $152.3 million in 2016 which contributed to the increase in interest income. The increase of $46.1 million in interest income resulted primarily from a $45.9 million increase in interest income from the loan volume increase.

●

Change in rate: The average yield of interest bearing assets decreased to 4.04% in 2016 from 4.06% in 2015. Decreases in rate on interest bearing cash on deposits with financial institutions caused a $502,000 decline in interest income. Decreases in rate on FHLB stock caused a $535,000 decline in interest income. Increase in rate on loans contributed $277,000 to interest income.

●

Change in the mix of interest-earning assets: Average gross loans, which generally have a higher yield than other types of investments, comprised 86.0% of total average interest-earning assets in 2016, an increase from 85.8% in 2015. Average investment securities comprised 11.1% of total average interest-bearing assets in 2016, a decrease from 12.3% in 2015.

Interest expense increased by $7.2 million, or 9.8%, to $81.2 million in 2016, compared with $74.0 million in 2015, primarily due to increased cost from money market accounts and time deposits. The overall increase in interest expense was primarily due to increases in both volume and rates in all deposit categories offset by decreases in volume on securities sold under agreements to repurchase as discussed below:

●

Changes in volume: Average interest bearing deposits increased $750.6 million, or 9.6% and average other borrowings increased $21.4 million, or 20.3%, partially offset by an $18.9 million, or 4.7%, decrease in average securities sold under agreements to repurchase. The changes in volume caused an increase in interest expense of $3.3 million.

●

Increase in rate: The average cost of interest bearing deposits increased to 0.69% in 2016 from 0.67% in 2015. The average cost of securities sold under agreements to repurchase increased to 4.01% in 2016 from 3.95% in 2015. The increases in rate caused interest expense to increase by $3.9 million.

●

Change in the mix of interest-bearing liabilities: Average interest bearing deposits of $8.6 billion increased to 93.2% of total interest-bearing liabilities in 2016 compared to 92.6% in 2015. Offsetting the increase, average securities sold under agreements to repurchase decreased to 4.2% of total interest-bearing liabilities in 2016 compared to 4.8% in 2015.

Net interest margin, defined as net interest income to average interest-earning assets, was 3.38% in 2016 compared to 3.39% in 2015.

Comparison of 2015 with 2014

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

Average loans for 2015 were $9.6 billion, a $1.1 billion, or a 12.4%, increase from $8.5 billion in 2014. Compared with 2014, average commercial mortgage loans increased $658.1 million, or 15.4%, average residential mortgage loans increased $247.3 million, or 15.1%, average real estate construction loans increased $97.4 million, or 35.8% and average commercial loans increased $67.2 million, or 2.9%. Average investment securities were $1.4 billion in 2015, a decrease of $38.4 million, or 2.7%, from 2014, due primarily to decreases in U.S. Treasury securities of $153.4 million and in corporate debt securities of $42.6 million, offset by increases in agency mortgage-backed securities of $125.1 million and increases in U.S. government sponsored agency securities of $31.3 million.

Average interest bearing deposits were $7.8 billion in 2015, an increase of $884.0 million, or 12.8%, from $6.9 billion in 2014, primarily due to increases of $416.1 million, or 9.8%, in time deposits, $270.0 million, or 19.2%, in money market deposits, $139.1 million, or 19.3%, in interest bearing demand deposits, and $58.8 million, or 11.1%, in saving deposits. Average securities sold under agreements to repurchase decreased $228.5 million, or 36.3%, to $400.8 million in 2015 from $629.3 million in 2014, primarily due to maturities and prepayments of securities sold under agreements to repurchase. Average other borrowings decreased $40.8 million, or 27.9%, to $105.4 million in 2015 from $146.1 million in 2014, primarily due to decreases in FHLB advances.

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

Interest expense decreased by $1.9 million, or 2.5%, to $74.0 million in 2015, compared with $75.9 million in 2014, primarily due to decreased cost from securities sold under agreements to repurchase offset by increased cost from time deposits, long-term debt and money market deposits. The overall decrease in interest expense was primarily due to decreases in volume on securities sold under agreements to repurchase offset by increases in volume on interest bearing deposits and by increases in rate on long-term debt and time deposits as discussed below:

●

Changes in volume: Average securities sold under agreements to repurchase decreased $228.5 million, or 36.3%, in 2015 and contributed to a $9.0 million decrease in interest expense. Average time deposits increased $416.1 million, or 9.8%, and average money market deposits increased $270.0 million, or 19.2%, causing interest expense to increase by $5.1 million. The changes in volume contributed to a decrease in interest expense of $3.8 million.

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

		Interest-Earning Assets and Interest-Bearing Liabilities
	2016 Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	2015 Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	2014 Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
	(Dollars in thousands)
Interest-Earning Assets:
Commercial loans	$2,240,475	$86,871	3.88%	$2,389,776	$90,980	3.81%	$2,322,563	$89,994	3.87%
Residential mortgages	2,332,166	102,770	4.41	1,890,558	85,537	4.52	1,643,239	77,231	4.70
Commercial mortgages	5,550,930	254,016	4.58	4,938,397	229,292	4.64	4,280,255	207,235	4.84
Real estate construction loans	495,630	30,053	6.06	369,928	21,717	5.87	272,479	15,889	5.83
Other loans	2,959	72	2.43	4,789	95	1.98	13,712	91	0.66
Loans (1)	10,622,160	473,782	4.46	9,593,448	427,621	4.46	8,532,248	390,440	4.58
Taxable securities	1,372,916	21,426	1.56	1,378,641	21,523	1.56	1,417,007	24,237	1.71
FHLB stock	17,516	2,099	11.98	21,480	3,164	14.73	29,487	1,974	6.69
Interest-bearing deposits	345,136	1,763	0.51	192,763	1,398	0.73	242,037	1,996	0.82
Total interest-earning assets	$12,357,728	$499,070	4.04	$11,186,332	$453,706	4.06	$10,220,779	$418,647	4.10
Non-interest Earning Assets:
Cash and due from banks	216,443			213,882			177,129
Other non-earning assets	893,478			822,326			762,535
Total non-interest earning assets	1,109,921			1,036,208			939,664
Less: Allowance for loan losses	(129,701)			(155,683)			(172,377)
Deferred loan fees	(6,800)			(10,326)			(13,176)
Total Assets	$13,331,148			$12,056,531			$10,974,890

Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,046,046	$1,740	0.17	$860,513	$1,406	0.16	$721,435	$1,229	0.17
Money market deposits	2,059,823	13,308	0.65	1,677,065	10,138	0.60	1,407,053	8,627	0.61
Savings deposits	636,422	1,046	0.16	590,987	901	0.15	532,184	802	0.15
Time deposits	4,810,746	43,327	0.90	4,673,862	39,443	0.84	4,257,736	35,111	0.82
Total interest-bearing deposits	8,553,037	59,421	0.69	7,802,427	51,888	0.67	6,918,408	45,769	0.66
Securities sold under agreements to repurchase	381,967	15,329	4.01	400,822	15,813	3.95	629,315	24,685	3.92
FHLB advances and other borrowings	126,720	659	0.52	105,367	487	0.46	146,120	945	0.65
Long-term debt	119,136	5,791	4.86	119,136	5,776	4.85	119,785	4,467	3.73
Total interest-bearing liabilities	9,180,860	81,200	0.88	8,427,752	73,964	0.88	7,813,628	75,866	0.97
Non-interest Bearing Liabilities:
Demand deposits	2,199,274			1,781,981			1,535,461
Other liabilities	178,997			153,972			85,237
Stockholders' equity	1,772,017			1,692,826			1,540,564
Total liabilities and stockholders' equity	$13,331,148			$12,056,531			$10,974,890

Net interest spread			3.16%			3.18%			3.13%
Net interest income		$417,870			$379,742			$342,781
Net interest margin			3.38%			3.39%			3.35%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.

Net Interest Income — Changes Due to Rate and Volume (1)

	2016 - 2015			2015 - 2014
	Increase/(Decrease) in			Increase/(Decrease) in
	Net Interest Income Due to:			Net Interest Income Due to:
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
	(In thousands)
Interest-Earning Assets
Deposits with other banks	$867	$(502)	$365	$(376)	$(222)	$(598)
Taxable securities	(89)	(8)	(97)	(643)	(2,071)	(2,714)
FHLB stock	(530)	(535)	(1,065)	(655)	1,845	1,190
Loans	45,884	277	46,161	47,519	(10,338)	37,181
Total increase/(decrease) in interest income	46,132	(768)	45,364	45,845	(10,786)	35,059

Interest-Bearing Liabilities
Interest-bearing demand deposits	308	26	334	229	(52)	177
Money market deposits	2,436	734	3,170	1,634	(123)	1,511
Savings deposits	72	73	145	90	9	99
Time deposits	1,179	2,705	3,884	3,496	836	4,332
Securities sold under agreements to repurchase	(753)	269	(484)	(9,014)	142	(8,872)
FHLB advances and other borrowings	106	66	172	(226)	(232)	(458)
Long-term debt	-	15	15	(24)	1,333	1,309
Total increase/(decrease) in interest expense	3,348	3,888	7,236	(3,815)	1,913	(1,902)

Change in net interest income	$42,784	$(4,656)	$38,128	$49,660	$(12,699)	$36,961

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for Credit Losses

The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance for loan losses and an allowance for off-balance sheet unfunded credit commitments that management believes to be sufficient to absorb credit losses inherent in the Bank’s loan portfolio and credit commitments. The Bank recorded a negative $15.7 million provision for credit losses in 2016 compared with a negative $11.4 million in 2015, and a negative $10.8 million in 2014. Net charge-offs for 2016 were $4.3 million, or 0.04% of average loans, compared to net charge-offs for 2015 of $11.1 million, or 0.12% of average loans, and net charge-offs for 2014 of $1.3 million, or 0.02% of average loans.

Non-interest Income

Non-interest income increased $696,000, or 2.1%, to $33.4 million for 2016, from $32.7 million for 2015, compared to $40.5 million for 2014.  Non-interest income includes depository service fees, letters of credit commissions, securities gains (losses), gains (losses) from loan sales, gains from sale of premises and equipment, and other sources of fee income. These other fee-based services include wire transfer fees, safe deposit fees, fees on loan-related activities, fee income from our Wealth Management division, and foreign exchange fees.

Comparison of 2016 with 2015

The increase in non-interest income from 2015 to 2016 was primarily due to a $8.2 million increase in securities gains offset by a $4.1 million decrease in wealth management commissions, by a $2.4 million decrease in venture capital gains, and by a $1.0 million decrease in commissions from foreign exchange transactions. We sold securities of $605.5 million in 2016 compared to $1.0 billion in 2015. In 2016, gains of $5.1 million and no losses were realized on sales of investment securities compared with gains of $2.4 million and losses of $1.9 million realized in 2015. An other-than-temporary write-down of $206,000 on one equity security was recorded in 2016 compared to a $3.9 million write-down on agency preferred stock in 2015.

Comparison of 2015 with 2014

The decrease in non-interest income from 2014 to 2015 was primarily due to a $10.1 million decrease in securities gains and a $1.1 million decrease in wealth management commissions offset by increases in venture capital gains of $1.9 million and in other fees and commissions of $1.6 million. We sold securities of $1.0 billion in 2015 compared to $859.0 million in 2014. In 2015, gains of $2.4 million and losses of $1.9 million were realized on sales of investment securities compared with gains of $18.0 million and losses of $10.5 million realized in 2014. Other-than-temporary write-downs on agency preferred stock were $3.9 million in 2015 compared to $0.8 million in 2014.

Non-interest Expense

Comparison of 2016 with 2015

Non-interest expense includes expenses related to salaries and benefits of employees, occupancy expenses, marketing expenses, computer and equipment expenses, amortization of core deposit intangibles, and other operating expenses. Non-interest expense totaled $224.7 million in 2016 compared to $202.7 million in 2015. The increase of $22.0 million, or 10.8%, in non-interest expense in 2016 compared to 2015 was primarily due to a combination of the following:

●	Salaries and employee benefits increased $7.4 million, or 8.2%, due primarily to higher salaries and benefits, the acquisition of Asia Bank and the hiring of new employees.
●

Amortization of investments in affordable housing and alternative energy partnerships increased $6.9 million, or 20.8%, primarily due to the investment in one additional alternative energy partnership in 2016.

●	OREO expenses increased $1.7 million primarily due to decreases in gains on sale of OREO.
●	Professional service expenses increased $1.4 million, or 7.9%, primarily due to increases in legal collection expenses.
●	Occupancy expenses increased $1.3 million, or 7.6%, due primarily to the acquisition of Asia Bank.
●	Data processing service expenses increased $1.3 million, or 16.4%, primarily due to increases in business transaction volume.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, increased to 49.79% in 2016 compared to 49.15% in 2015 due primarily to higher non-interest expense as explained above.

Comparison of 2015 with 2014

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

Income Tax Expense

Income tax expense was $67.1 million in 2016, compared to $60.0 million in 2015, and $82.0 million in 2014. The effective tax rate was 27.7% for 2016, 27.1% for 2015, and 37.3% for 2014. The effective tax rate differed from the composite statutory composite rate of 42% primarily as a result of alternative energy tax credits, low income housing and other tax credits totaling $37.9 million recognized in 2016, $31.0 million recognized in 2015, and $10.2 million recognized in 2014.

Our tax returns are open for audits by the Internal Revenue Service back to 2013 and by the California Franchise Tax Board back to 2012. From time to time, there may be differences of opinion with respect to the tax treatment accorded transactions. When, and if, such differences occur and the related tax effects become probable and estimable, such amounts will be recognized.

Financial Condition

Total assets were $14.5 billion at December 31, 2016, an increase of $1.3 billion, or 9.6%, from $13.3 billion at December 31, 2015, primarily due to an increase of $1.0 billion in gross loans, excluding loans held for sale, and an increase of $430.2 million in short-term investments.

Investment Securities

Investment securities were $1.3 billion and represented 9.1% of total assets at December 31, 2016, compared with $1.6 billion and 12.0% of total assets at December 31, 2015. The following table summarizes the carrying value of our portfolio of securities for each of the past two years:

	As of December 31,
	2016	2015
	(In thousands)

Securities Available-for-Sale:
U.S. treasury securities	$489,017	$284,288
U.S. government sponsored entities	390,331	148,160
Mortgage-backed securities	336,260	1,062,269
Collateralized mortgage obligations	28	36
Corporate debt securities	74,350	73,855
Mutual funds	6,230	5,833
Preferred stock of government sponsored entities	7,308	3,216
Other equity securities	10,821	8,695
Total securities available-for-sale	$1,314,345	$1,586,352

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

The temporarily impaired securities represent 80.1% of the fair value of investment securities as of December 31, 2016. Unrealized losses for securities with unrealized losses for less than twelve months represent 1.3%, and securities with unrealized losses for twelve months or more represent 3.2%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rates or spreads subsequent to the date that these securities were purchased. At December 31, 2016, 7 issues of securities had unrealized losses for 12 months or longer and 30 issues of securities had unrealized losses of less than 12 months.

Total unrealized losses of $15.0 million at December 31, 2016, were primarily caused by increases in interest rates subsequent to the date that these securities were purchased or caused by the widening of credit and liquidity spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment.

At December 31, 2016, management believed the impairment was temporary and, accordingly, no impairment loss on debt securities has been recognized in our Consolidated Statements of Operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and believes it is more likely than not that it will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of December 31, 2016, and December 31, 2015:

	As of December 31, 2016
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$299,088	$857	6	$-	$-	-	$299,088	$857	6
U.S. government sponsored entities	390,331	9,669	8	-	-	-	390,331	9,669	8
Mortgage-backed securities	328,236	3,288	16	62	2	3	328,298	3,290	19
Collateralized mortgage obligations	-	-	-	28	20	1	28	20	1
Corporate debt securities	-	-	-	29,138	862	2	29,138	862	2
Mutual funds	-	-	-	6,230	270	1	6,230	270	1
Total securities available-for-sale	$1,017,655	$13,814	30	$35,458	$1,154	7	$1,053,113	$14,968	37

	As of December 31, 2015
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$224,289	$395	5	$-	$-	-	$224,289	$395	5
U.S. government sponsored entities	148,160	1,840	3	-	-	-	148,160	1,840	3
Mortgage-backed securities	1,025,342	11,398	35	6	1	2	1,025,348	11,399	37
Collateralized mortgage obligations	-	-	-	36	27	1	36	27	1
Corporate debt securities	9,950	50	1	43,525	1,475	3	53,475	1,525	4
Mutual funds	-	-	-	5,833	167	1	5,833	167	1
Preferred stock of government sponsored entities	2,488	228	2	-	-	-	2,488	228	2
Other equity securities	158	342	1	-	-	-	158	342	1
Total securities available-for-sale	$1,410,387	$14,253	47	$49,400	$1,670	7	$1,459,787	$15,923	54

The scheduled maturities and taxable-equivalent yields by security type are presented in the following table:

Securites Portfolio Maturity Distribution and Yield Analysis:

	As of December 31, 2016
		After One	After Five
	One Year	Year to	Years to	Over Ten
	or Less	Five Years	Ten Years	Years	Total
	(Dollars in thousands)
Maturity Distribution:

Securities Available-for-Sale:
U.S. treasury securities	$339,823	$149,194	$-	$-	$489,017
U.S. government sponsored entities	-	317,718	72,613	-	390,331
Mortgage-backed securities (1)	-	3,323	120	332,817	336,260
Collateralized mortgage obligations (1)	-	-	-	28	28
Corporate debt securities	-	74,350	-	-	74,350
Mutual funds (2)	-	-	-	6,230	6,230
Preferred stock of government sponsored entities (2)	-	-	-	7,308	7,308
Other equity securities (2)	-	-	-	10,821	10,821
Total securities available-for-sale	$339,823	$544,585	$72,733	$357,204	$1,314,345

Weighted-Average Yield:

Securities Available-for-Sale:
U.S. treasury securities	0.63%	0.80%	-	-	0.68%
U.S. government sponsored entities	-	1.67	1.63	-	1.66
Mortgage-backed securities (1)	-	4.86	4.73	1.86	1.89
Collateralized mortgage obligations (1)	-	-	-	3.50	3.50
Corporate debt securities	-	2.13	-	-	2.13
Mutual funds (2)	-	-	-	2.26	2.26
Total securities available-for-sale	0.63%	1.52%	1.64%	1.77%	1.38%

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2)	There is no stated maturity for mutual funds and equity securities.

Loans

Loans represented 86.0% of average interest-earning assets during 2016, compared with 85.8% during 2015. Gross loans, excluding loans held for sale, increased by $1.0 billion, or 10.2%, to $11.2 billion at December 31, 2016, compared with $10.2 billion at December 31, 2015. The increase in gross loans was primarily attributable to the following:

•

Commercial mortgage loans increased $484.0 million, or 9.1%, to $5.79 billion at December 31, 2016, compared to $5.30 billion at December 31, 2015. Total commercial mortgage loans accounted for 51.7% of gross loans at December 31, 2016, compared to 52.2% at December 31, 2015. Commercial mortgage loans consist primarily of commercial retail properties, shopping centers, owner-occupied industrial facilities, office buildings, multiple-unit apartments, hotels, and multi-tenanted industrial properties, and are typically secured by first deeds of trust on such commercial properties.

•

Total residential mortgage loans increased by $511.7 million, or 26.5%, to $2.44 billion at December 31, 2016, compared to $1.93 billion at December 31, 2015, primarily due to the low level of interest rates and the originations of mortgages to non-US residents secured by residential real estate in the United States.

•	Real estate construction loans increased $106.6 million, or 24.1%, to $548.1 million at December 31, 2016, compared to $441.5 million at December 31, 2015.

•

Commercial loans decreased $68.7 million, or 3.0%, to $2.25 billion at December 31, 2016, compared to $2.32 billion at December 31, 2015. Commercial loans consist primarily of short-term loans (typically with a maturity of one year or less) to support general business purposes, or to provide working capital to businesses in the form of lines of credit, trade-finance loans, loans for commercial purposes secured by cash, and SBA loans.

Our lending relates predominantly to activities in the states of California, New York, Texas, Washington, Massachusetts, Illinois, New Jersey, Maryland, and Nevada although we have some loans to domestic clients who are engaged in international trade. Loans outstanding in our branch in Hong Kong were $214.6 million as of December 31, 2016, compared to $216.2 million as of December 31, 2015.

The classification of loans by type and amount outstanding as of December 31 for each of the past five years is presented below:

	Loan Type and Mix

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)

Commercial loans	$2,248,187	$2,316,863	$2,382,493	$2,298,724	$2,127,107
Residential mortgage loans and equity lines	2,615,759	2,101,335	1,742,938	1,526,532	1,340,082
Commercial mortgage loans	5,785,248	5,301,218	4,486,443	4,023,051	3,768,452
Real estate construction loans	548,088	441,543	298,654	221,701	180,950
Installment and other loans	3,993	2,493	3,552	14,555	12,556
Gross loans	11,201,275	10,163,452	8,914,080	8,084,563	7,429,147
Less:
Allowance for loan losses	(118,966)	(138,963)	(161,420)	(173,889)	(183,322)
Unamortized deferred loan fees	(4,994)	(8,262)	(12,392)	(13,487)	(10,238)
Total loans and leases, net	$11,077,315	$10,016,227	$8,740,268	$7,897,187	$7,235,587
Loans held for sale	$7,500	$6,676	$973	$-	$-

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

	Contractual Maturity of Loan Portfolio

	Within One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial loans
Floating rate	$1,580,615	$414,893	$96,185	$2,091,693
Fixed rate	116,552	34,310	5,632	156,494
Residential mortgage loans and equity lines
Floating rate	44	550	992,165	992,759
Fixed rate	7,051	11,275	1,604,674	1,623,000
Commercial mortgage loans
Floating rate	431,884	1,183,519	2,807,654	4,423,057
Fixed rate	226,487	867,289	268,415	1,362,191
Real estate construction loans
Floating rate	422,783	113,515	-	536,298
Fixed rate	11,790	-	-	11,790
Installment and other loans
Floating rate	89	-	-	89
Fixed rate	1,579	2,325	-	3,904
Total Loans	$2,798,874	$2,627,676	$5,774,725	$11,201,275
Floating rate	$2,435,415	$1,712,477	$3,896,004	$8,043,896
Fixed rate	363,459	915,199	1,878,721	3,157,379
Total Loans	2,798,874	2,627,676	5,774,725	11,201,275
Allowance for loan losses				(118,966)
Unamortized deferred loan fees				(4,994)
Net loans				$11,077,315
Loans held for sale				$7,500

Deposits

The Bank primarily uses customer deposits to fund its operations, and to a lesser extent borrowings in the form of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and other borrowings. The Bank’s deposits are generally obtained from the Bank’s geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Although the vast majority of the Bank’s deposits are retail in nature, the Bank does engage in certain wholesale activities, primarily accepting deposits generated by brokers or Internet listing services. The Bank considers wholesale deposits to be an alternative borrowing source rather than a customer relationship and, as such, their levels are determined by management’s decisions as to the most economic funding sources. Brokered-deposits totaled $632.9 million, or 5.4%, of total deposits, at December 31, 2016, compared to $684.2 million, or 6.5%, at December 31, 2015.

The Company’s total deposits increased $1.2 billion, or 11.1%, to $11.7 billion at December 31, 2016, from $10.5 billion at December 31, 2015, primarily due to a $445.1 million, or 21.9%, increase in non-interest bearing demand deposits, a $293.2 million, or 15.4%, increase in money market deposits, a $264.0 million, or 27.3%, increase in NOW deposits, a $101.8 million, or 16.5% increase in savings deposits, and a $61.5 million, or 1.2%, increase in time deposits. The following table displays the deposit mix for the past three years:

Deposit Mix

	Year Ended December 31,
	2016		2015		2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)

Demand deposits	$2,478,107	21.2%	$2,033,048	19.4%	$1,664,914	19.0%
NOW deposits	1,230,445	10.6	966,404	9.2	778,691	8.9
Money market deposits	2,198,938	18.8	1,905,719	18.1	1,538,187	17.5
Savings deposits	719,949	6.2	618,164	5.9	533,940	6.1
Time deposits	5,047,287	43.2	4,985,752	47.4	4,267,728	48.5
Total	$11,674,726	100%	$10,509,087	100%	$8,783,460	100%

Average total deposits increased $1.2 billion, or 12.2%, to $10.8 billion in 2016, compared with average total deposits of $9.6 billion in 2015.

The following table displays average deposits and rates for the past five years:

Average Deposits and Average Rates

	Year Ended December 31,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Demand deposits	$2,199,274	-%	$1,781,981	-%	$1,535,461	-%	$1,325,781	-%	$1,157,343	-%
NOW deposits	1,046,046	0.17	860,513	0.16	721,435	0.17	634,506	0.16	516,246	0.15
Money market deposits	2,059,823	0.65	1,677,065	0.60	1,407,053	0.61	1,215,347	0.58	1,059,841	0.56
Savings deposits	636,422	0.16	590,987	0.15	532,184	0.15	488,932	0.08	451,022	0.08
Time deposits	4,810,746	0.90	4,673,862	0.84	4,257,736	0.82	3,993,508	0.80	4,197,906	0.96
Total	$10,752,311	0.55%	$9,584,408	0.54%	$8,453,869	0.54%	$7,658,074	0.53%	$7,382,358	0.64%

Management considers the Bank time deposits of $250,000 or more, which totaled $2.0 billion at December 31, 2016, to be generally less volatile than other wholesale funding sources primarily because approximately 86% of the Bank’s CDs of $250,000 or more have been on deposit with the Bank for two years or more.  Management monitors the CDs of $250,000 or more portfolio to identify any changes in the deposit behavior in the market and of the customers the Bank is serving.

Of our CDs, approximately 91% mature within one year as of December 31, 2016. The following tables display time deposits by maturity:

Time Deposits by Maturity

	At December 31, 2016
	Time Deposits -under $100,000	Time Deposits -$100,000 and over	Total Time Deposits
	(Dollars in thousands)
Less than three months	$413,994	$1,174,529	$1,588,523
Three to six months	330,554	666,969	997,523
Six to twelve months	468,996	1,542,317	2,011,313
Over one year	150,041	299,887	449,928
Total	$1,363,585	$3,683,702	$5,047,287

Percent of total deposits	11.7%	31.5%	43.2%

The following table displays time deposits with a remaining term of more than one year at December 31, 2016:

Maturities of Time Deposits with a Remaining Term

of More Than One Year for Each

of the Five Years Following December 31, 2016

(In thousands)
2018	$371,713
2019	75,266
2020	2,899
2021	39
2022	11

Borrowings

Borrowings include securities sold under agreements to repurchase, Federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Securities sold under agreements to repurchase were $350.0 million with a weighted average rate of 4.06% at December 31, 2016, compared to $400.0 million with a weighted average rate of 3.89% at December 31, 2015. As of December 31, 2016, four floating-to-fixed rate agreements totaling $200.0 million with weighted average rate of 5.0% and final maturity in January 2017 have initial floating rates for one year, with floating rates of the three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.89% to 5.07%. As of December 31, 2016, three fixed rate non-callable securities sold under agreements to repurchase totaled $150 million with a weighted average rate of 2.81%, compared to four fixed rate non-callable securities sold under agreements to repurchase totaling $200 million with a weighted average rate of 2.78% as of December 31, 2015. Final maturity for the three fixed rate non-callable securities sold under agreements to repurchase is $50.0 million in July 2017, $50.0 million in June 2018, and $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $372.0 million as of December 31, 2016, and $430.2 million as of December 31, 2015.

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	2016	2015	2014
	(Dollars in thousands)

Average amount outstanding during the year (1)	$381,967	$400,822	$629,315
Maximum amount outstanding at month-end (2)	400,000	400,000	700,000
Balance, December 31	350,000	400,000	450,000
Rate, December 31	4.06%	3.89%	3.85%
Weighted average interest rate for the year	4.01%	3.95%	3.92%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were January 2016, January 2015, and January 2014.

As of December 31, 2016, over-night borrowings from the FHLB were $275.0 million at a rate of 0.55% compared to $250.0 million at a rate of 0.27% at December 31, 2015. As of December 31, 2016, the advances from the FHLB were $75 million at a rate of 1.48% compared to $25 million at a rate of 1.13% as of December 31, 2015. As of December 31, 2016, final maturity for the FHLB advances is $25 million in March 2018 and $50 million in December 2019.

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

At December 31, 2016, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 3.15%, compared to $119.1 million with a weighted average rate of 2.70% at December 31, 2015. The Junior Subordinated Notes have a stated maturity term of 30 years. The Junior Subordinated Notes qualify as Tier 1 capital for regulatory reporting purposes at both December 31, 2016 and 2015. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes our contractual obligations and commitments to make future payments as of December 31, 2016. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)

Contractual obligations:
Securities sold under agreements to repurchase (1)	$200,000	$-	$-	$-	$200,000
Securities sold under agreements to repurchase (2)	50,000	100,000	-	-	150,000
Advances from the Federal Home Loan Bank	275,000	25,000	50,000	-	350,000
Other borrowings	-	-	-	17,662	17,662
Long-term debt	-	-	-	119,136	119,136
Operating leases	8,562	12,239	6,590	7,778	35,169
Deposits with stated maturity dates leases	4,597,359	446,979	2,938	11	5,047,287
Total contractual obligations and other commitments	$5,130,921	$584,218	$59,528	$144,587	$5,919,254

Other commitments:
Commitments to extend credit	1,109,889	708,603	91,234	152,515	2,062,241
Standby letters of credit	44,940	2,255	27,743	458	75,396
Commercial letters of credit	37,033	92	158	-	37,283
Bill of lading guarantees	75	-	-	-	75
Total contractual obligations and other commitments	$1,191,937	$710,950	$119,135	$152,973	$2,174,995

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

Capital Resources

Stockholders’ Equity

Total equity was $1.83 billion at December 31, 2016, an increase of $80.8 million, or 4.6%, from $1.75 billion at December 31, 2015, primarily due to increases in net income of $175.1 million, proceeds from exercise of stock options of $7.7 million, in other comprehensive income of $4.7 million, and proceeds from dividend reinvestment of $2.3 million offset by purchases of treasury stock of $54.4 million and common stock cash dividends of $59.3 million. The Company paid cash dividends of $0.75 per common share in 2016 and $0.56 per common share in 2015.

In August 2015, the Company resumed stock repurchases under the November 2007 repurchase program and repurchased the remaining 622,500 shares for $18.1 million, or an average price of $29.08 per share. Also, in August 2015, the Board of Directors approved a stock repurchase program for the Company to buy back up to two million shares of our common stock, and 1,366,750 shares were repurchased during 2015. In January and February of 2016, the Company repurchased the remaining 633,250 shares under the August 2015 repurchase program for $17.0 million, or an average price of $26.82 per share.

On February 1, 2016, the Board of Directors approved a new stock repurchase program to buy back up to $45.0 million of our common stock. In 2016, the Company repurchased 1,380,578 shares for $37.5 million, or $27.13 per share under the February 2016 repurchase program. As of December 31, 2016, the Company may repurchase up to $7.5 million of its common stock under the February 2016 repurchase program.

Capital Adequacy

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements. The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At December 31, 2016, the Company’s common equity Tier 1 capital ratio of 12.84%, Tier 1 risk-based capital ratio of 13.85%, total risk-based capital ratio of 14.97%, and Tier 1 leverage capital ratio of 11.57%, calculated under the new Basel III capital rules that became effective January 1, 2015, continue to place the Company in the “well capitalized” category for regulatory purposes, which is defined as institutions with a common equity Tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%. At December 31, 2015, the Company’s common equity Tier 1 capital ratio was 12.95%, Tier 1 risk-based capital ratio was 14.03%, total risk-based capital ratio was 15.30%, and Tier 1 leverage capital ratio was 11.95%.

A table displaying the Bancorp’s and the Bank’s capital and leverage ratios at December 31, 2016, and 2015, is included in Note 21 to the Consolidated Financial Statements.

 Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. We increased the common stock dividend from $.01 per share to $.05 per share in the fourth quarter of 2013, to $.07 per share in the second quarter of 2014, to $.10 per share in the fourth quarter of 2014, to $.14 per share in the second quarter of 2015, to $.18 per share in the fourth quarter of 2015, and to $.21 per share in the fourth quarter of 2016. The amount of future dividends will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors. The terms of our Junior Subordinated Notes also limit our ability to pay dividends. If we are not current in our payment of dividends on our Junior Subordinated Notes, we may not pay dividends on our common stock.

Substantially all of the revenues of the Company available for payment of dividends derive from amounts paid to it by the Bank. The Bank paid dividends to the Bancorp totaling $113.4 million during 2016, $163.3 million during 2015, and $30.0 million during 2014.

The Federal Reserve Board issued Federal Reserve Supervision and Regulation Letter SR-09-4 that states that bank holding companies are expected to inform and consult with the Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid.

Under California State banking law, the Bank may not without regulatory approval pay a cash dividend which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2016, was restricted to approximately $178.2 million.

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

Total non-performing portfolio assets decreased $7.0 million, or 9.2%, to $69.8 million at December 31, 2016, compared to $76.8 million at December 31, 2015, primarily due to a $2.4 million decrease in non-accrual loans and a $4.6 million decrease in OREO.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets decreased to 0.62% at December 31, 2016, from 0.75% at December 31, 2015. The non-performing portfolio loan, excluding loans held for sale, coverage ratio, defined as the allowance for credit losses to non-performing loans, excluding loans held for sale, decreased to 245.9% at December 31, 2016, from 269.4% at December 31, 2015.

The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Accruing loans past due 90 days or more	$-	$-	$-	$982	$630
Non-accrual loans	49,682	52,130	70,163	83,183	103,902
Total non-performing loans	49,682	52,130	70,163	84,165	104,532
Real estate acquired in foreclosure and other assets	20,070	24,701	31,477	52,985	46,384
Total non-performing assets	$69,752	$76,831	$101,640	$137,150	$150,916
Accruing troubled debt restructurings (TDRs)	$65,393	$81,680	$104,356	$117,597	$144,695
Non-accrual TDRs (included in non-accrual loans)	$29,722	$39,923	$41,618	$38,769	$47,731
Non-accrual loans held for sale	$7,500	$5,944	$973	$-	$-
Non-performing assets as a percentage of gross loans and OREO at year-end	0.62%	0.75%	1.14%	1.69%	2.02%
Allowance for credit losses as a percentage of gross loans	1.09%	1.38%	1.83%	2.17%	2.49%
Allowance for credit losses as a percentage of non-performing loans	245.94%	269.44%	232.84%	208.22%	176.68%

The effect of non-accrual loans on interest income for the past five years is presented below:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Non-accrual Loans
Contractual interest due	$1,573	$5,732	$6,663	$5,851	$6,621
Interest recognized	95	119	217	22	1,006
Net interest foregone	$1,478	$5,613	$6,446	$5,829	$5,615

As of December 31, 2016, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

Non-accrual Loans

Total non-accrual portfolio loans, excluding loans held for sale, of $49.7 million at December 31, 2016, decreased $2.4 million, or 4.7%, from $52.1 million at December 31, 2015. The allowance for the collateral-dependent impaired loans is calculated by the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent impaired loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

Non-accrual portfolio loans, excluding loans held for sale, at December 31, 2016, consisted of 28 commercial real estate loans totaling $19.8 million, one residential construction loan of $5.5 million, 33 residential mortgage loans totaling $8.4 million, 19 commercial loans totaling $15.7 million, and one land loan of $283,000. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status. The comparable numbers for 2015 were 29 commercial real estate loans totaling $16.0 million, two residential construction loans of $15.8 million, 33 residential mortgage loans totaling $7.0 million, 12 commercial loans totaling $3.5 million, two land loans totaling $9.3 million, and one non-farm non-residential construction loan of $500,000.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	December 31, 2016		December 31, 2015
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/Multi-family residence	$9,368	$218	$8,727	$-
Commercial real estate	24,321	-	30,588	834
Land	283	-	9,270	-
Personal property (UCC)	-	15,492	-	2,711
Total	$33,972	$15,710	$48,585	$3,545

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

	December 31, 2016		December 31, 2015
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$13,804	$-	$29,174	$834
Wholesale/Retail	12,312	9,213	13,414	780
Food/Restaurant	153	-	293	-
Import/Export	-	6,174	-	1,931
Other	7,703	323	5,704	-
Total	$33,972	$15,710	$48,585	$3,545

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

A summary of TDRs by type of loan and by accrual/non-accrual status is shown below:

	December 31, 2016
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)

Commercial loans	$7,971	$-	$4,081	$12,052
Commercial mortgage loans	25,979	5,961	12,452	44,392
Residential mortgage loans	5,104	789	3,056	8,949
Total accruing TDRs	$39,054	$6,750	$19,589	$65,393

	December 31, 2016
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)

Commercial loans	$14,565	$-	$-	$14,565
Commercial mortgage loans	2,510	1,795	10,328	14,633
Residential mortgage loans	356	-	168	524
Total non-accrual TDRs	$17,431	$1,795	$10,496	$29,722

	December 31, 2015
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$8,298	$-	$1,726	$10,024
Real estate construction loans	-	-	5,696	5,696
Commercial mortgage loans	16,701	6,045	33,800	56,546
Residential mortgage loans	5,201	999	3,214	9,414
Total accruing TDRs	$30,200	$7,044	$44,436	$81,680

	December 31, 2015
Non-accrual TDRs	Payment Deferral	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$1,033	$90	$1,123
Real estate construction loans	9,981	5,825	15,806
Commercial mortgage loans	1,544	20,362	21,906
Residential mortgage loans	388	700	1,088
Total non-accrual TDRs	$12,946	$26,977	$39,923

The activity within our TDR loans for 2016, 2015, and 2014 is shown below:

Accruing TDRs	2016	2015	2014
	(In thousands)
Beginning balaance	$81,680	$104,356	$117,597
New restructurings	26,965	17,752	23,740
Restructured loans restored to accrual status	10,303	723	962
Charge-offs	(88)	(104)	-
Payments	(24,192)	(30,858)	(13,256)
Restructured loans placed on non-accrual	(13,984)	(10,189)	(24,687)
Expiration of loan concession	(15,291)	-	-
Ending balance	$65,393	$81,680	$104,356

Non-accrual TDRs	2016	2015	2014
	(In thousands)
Beginning balance	$39,923	$41,618	$38,769
New restructurings	6,940	2,006	1,331
Restructured loans placed on non-accrual	13,984	10,189	24,688
Charge-offs	(5,271)	(3,246)	(8,938)
Payments	(15,551)	(9,921)	(11,710)
Foreclosures	-	-	(1,560)
Restructured loans restored to accrual status	(10,303)	(723)	(962)
Ending balance	$29,722	$39,923	$41,618

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

We identified impaired loans with a recorded investment of $115.1 million at December 31, 2016, compared to $133.8 million at December 31, 2015. The average balance of impaired loans was $131.0 million in 2016 and $162.9 million in 2015. We considered all non-accrual loans to be impaired. Interest recognized on impaired loans totaled $3.5 million in 2016 and $4.0 million in 2015. As of December 31, 2016, $34.0 million, or 68.4%, of the $49.7 million of non-accrual portfolio loans, excluding loans held for sale, was secured by real estate. As of December 31, 2015, $48.6 million, or 93.2%, of the $52.1 million of non-accrual portfolio loans, excluding loans held for sale, was secured by real estate. The Bank obtains current appraisals or other available market price information which provides updated factors in evaluating potential loss.

At December 31, 2016, $2.8 million of the $119.0 million allowance for loan losses was allocated for impaired loans and $116.2 million was allocated to the general allowance. At December 31, 2015, $7.8 million of the $139.0 million allowance for loan losses was allocated for impaired loans and $131.2 million was allocated to the general allowance. In 2016, net loan charge-offs were $4.3 million, or 0.04%, of average loans, compared to $11.1 million, or 0.12%, of average loans in 2015.

The allowance for loan losses to non-performing loans, excluding loans held for sale, was 239.5% at December 31, 2016, compared to 266.6% at December 31, 2015. Non-accrual loans also include those TDRs that do not qualify for accrual status.

      The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	As of December 31, 2016			As of December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$24,037	$23,121	$-	$15,493	$6,721	$-
Real estate construction loans	5,776	5,458	-	51,290	22,002	-
Commercial mortgage loans	60,522	54,453	-	59,954	54,625	-
Residential mortgage and equity lines	5,472	5,310	-	3,233	3,026	-
Subtotal	$95,807	$88,342	$-	$129,970	$86,374	$-
With allocated allowance
Commercial loans	$5,216	$4,640	$1,827	$7,757	$6,847	$530
Commercial mortgage loans	10,158	10,017	573	28,258	27,152	6,792
Residential mortgage and equity lines	13,263	12,075	396	14,383	13,437	427
Subtotal	$28,637	$26,732	$2,796	$50,398	$47,436	$7,749
Total impaired loans	$124,444	$115,074	$2,796	$180,368	$133,810	$7,749

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

As of December 31, 2016, construction loans of $500.2 million were disbursed with pre-established interest reserves of $58.9 million compared to $371.4 million of such loans disbursed with pre-established interest reserves of $49.5 million at December 31, 2015.  The balance for construction loans with interest reserves which have been renewed was $113.1 million with pre-established interest reserves of $2.1 million at December 31, 2016, compared to $67.8 million with pre-established interest reserves of $2.6 million at December 31, 2015.  Land loans of $51.3 million were disbursed with pre-established interest reserves of $1.0 million at December 31, 2016, compared to $87.3 million land loans disbursed with pre-established interest reserves of $1.8 at December 31, 2015.  The balance for land loans with interest reserves which have been renewed was $2.0 million at December 31, 2016 with pre-established interest reserves of $40,000, compared to $73.2 million land loans with pre-established interest reserves of $1.3 million at December 31, 2015.

At December 31, 2016, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2016, $5.5 million non-accrual non-residential construction loans, zero of non-accrual residential construction loans, and $7.8 million of non-accrual land loans had been originated with pre-established interest reserves.  At December 31, 2015, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2015, $15.8 million of non-accrual non-residential construction loans, $0.5 million of non-accrual residential construction loans, and $13.9 million of non-accrual land loans had been originated with pre-established interest reserves.  While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of our business activity is with customers located in the predominantly Asian areas of California; New York City; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Nevada; New Jersey; and Maryland. We have no specific industry concentration, and generally our loans are collateralized with real property or other pledged collateral. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral. We experienced no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of December 31, 2016.

The Federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution's total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 40% of total risk-based capital as of December 31, 2016, and 36% as of December 31, 2015. Total CRE loans represented 300% of total risk-based capital as of December 31, 2016, and 286% as of December 31, 2015, which were within the Bank’s internal limit of 400%, of total capital. See Part I — Item 1A — “Risk Factors” for a discussion of some of the factors that may affect us.

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

The allowance for loan losses was $119.0 million and the allowance for off-balance sheet unfunded credit commitments was $3.2 million at December 31, 2016, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $122.2 million at December 31, 2016, compared to $140.5 million at December 31, 2015, a decrease of $18.3 million, or 13.0%. The allowance for credit losses represented 1.09% of period-end gross loans and 245.9% of non-performing loans at December 31, 2016. The comparable ratios were 1.38% of period-end gross loans and 269.4% of non-performing loans at December 31, 2015.

The following table sets forth the information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the past five years:

Allowance for Credit Losses

	Amount Outstanding as of December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Allowance for loan losses
Balance at beginning of year	$138,963	$161,420	$173,889	$183,322	$206,280
Reversal for credit losses	(15,650)	(11,400)	(10,800)	(3,000)	(9,000)
(Reversal)/provision for reserve for off-balance sheet credit commitments	-	-	(372)	-	706
Charge-offs :
Commercial loans	(12,955)	(16,426)	(7,875)	(15,625)	(17,707)
Construction loans-residential	-	-	(2,382)	-	(391)
Construction loans-other	-	-	(4,365)	-	(774)
Real estate loans	(1,486)	(3,355)	(7,613)	(3,499)	(13,616)
Real estate land loans	(4,462)	(646)	-	(1,318)	(278)
Installment loans and other loans	-	-	-	-	(25)
Total charge-offs	(18,903)	(20,427)	(22,235)	(20,442)	(32,791)
Recoveries:
Commercial loans	4,144	4,619	12,517	2,739	1,949
Construction loans-residential	500	-	48	1,201	3,788
Construction loans-other	7,417	202	2,499	1,083	2,365
Real estate loans	1,542	4,283	5,752	5,978	8,820
Real estate land loans	953	266	109	2,997	1,202
Installment loans and other loans	-	-	13	11	3
Total recoveries	14,556	9,370	20,938	14,009	18,127
Balance at end of year	$118,966	$138,963	$161,420	$173,889	$183,322
Reserve for off-balance sheet credit commitments
Balance at beginning of year	$1,494	$1,949	$1,363	$1,363	$2,069
Provision/(Reversal) for credit losses	1,730	(455)	586	-	(706)
Balance at end of year	$3,224	$1,494	$1,949	$1,363	$1,363

Average loans outstanding during the year (1)	$10,620,819	$9,593,448	$8,532,245	$7,630,530	$7,094,197
Ratio of net charge-offs to average loans outstanding during the year (1)	0.04%	0.12%	0.02%	0.08%	0.21%
(Reversal)/provision for credit losses to average loans outstanding during the year (1)	-0.15%	-0.12%	-0.13%	-0.04%	-0.13%
Allowance for credit losses to non-performing portfolio loans at year-end (2)	245.94%	269.44%	232.84%	208.22%	176.68%
Allowance for credit losses to gross loans at year-end (1)	1.09%	1.38%	1.83%	2.17%	2.49%

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

•

General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and common risk characteristics. The non-impaired loans are grouped into 19 segments: two commercial segments, ten commercial real estate segments, one residential construction segment, one non-residential construction segment, one SBA segment, one installment loans segment, one residential mortgage segment, one equity lines of credit segment, and one overdrafts segment. The allowance is provided for each segmented group based on the group’s historical loan loss experience aggregated based on loan risk classifications which take into account the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral if collateral dependent, charge-off history, management’s knowledge of the portfolio, general economic conditions, environmental factors including the trends in delinquency and non-accrual, and other significant factors, such as the national and local economy, volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and concentration of credit. In addition, management reviews reports on past-due loans to ensure appropriate classification. In the third quarter of 2014, management reevaluated the look-back period and restored the five year look-back period in order to capture a sufficient history of loss data. Additionally, risk factor calculations for pass rated loans included a specified loss emergence period and were determined based on five-year average of observed net losses, unless trends would indicate that a different weighting would be appropriate. In the fourth quarter of 2016, management reevaluated the look back period and increase the period from five to eight years to capture additional history that would incorporate the losses from the last recession. In light of the changes above, the relevant environmental factors were reduced. These refinements maintained the Bank’s allowance at a level consistent with the prior quarter.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

Allocation of Allowance for Loan Losses

	As of December 31,
	2016		2015		2014		2013		2012
	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans
	(Dollars in thousands)

Type of Loans:
Commercial loans	$49,203	21.1%	$56,199	24.9%	$47,501	27.2%	$65,103	28.2%	$66,101	27.4%
Residential mortgage loans and equity lines	11,620	22.0	11,145	19.7	11,578	19.2	12,005	18.6	11,703	17.4
Commercial mortgage loans	34,864	52.2	49,440	51.5	74,673	50.2	84,753	50.7	82,473	52.2
Real estate construction loans	23,268	4.7	22,170	3.9	27,652	3.2	11,999	2.3	23,017	2.8
Installment and other loans	11	0.0	9	0.0	16	0.2	29	0.2	28	0.2

Total	$118,966	100.0%	$138,963	100.0%	$161,420	100.0%	$173,889	100.0%	$183,322	100.0%

The allowance allocated to commercial loans was $49.2 million at December 31, 2016, compared to $56.2 million at December 31, 2015. The decrease was due to lower loan balances, a reduction in the general allowance for commercial loans and a reduction in the allowance for loan participations as a result of lower losses.

The allowance allocated to residential mortgage loans and equity lines was $11.6 million at December 31, 2016, compared to $11.1 million at December 31, 2015. The increase was primarily due to the growth of residential mortgages.

The allowance allocated to commercial mortgage loans decreased from $49.4 million at December 31, 2015, to $34.9 million at December 31, 2016, as a result of reduced historical loan loss experience for commercial mortgage loans.

The allowance allocated for construction loans increased to $23.3 million at December 31, 2016, compared to $22.2 million at December 31, 2015, as a result of the increase in the look back period from five to eight years.

Also, see Part I — Item 1A — “Risk Factors” for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

Liquidity

      Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. For December 2016, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 12.6% compared to 15.8% for December 2015.

      The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2016, the Bank had an approved credit line with the FHLB of San Francisco totaling $5.5 billion. Total advances from the FHLB of San Francisco were $350.0 million at December 31, 2016. These borrowings bear fixed rates and are secured by loans. See Note 9 to the Consolidated Financial Statements. At December 31, 2016, the Bank pledged $30.0 million of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $27.7 million from the Federal Reserve Bank Discount Window at December 31, 2016.

      Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At December 31, 2016, investment securities totaled $1.3 billion, with $649.1 million pledged as collateral for borrowings and other commitments. The remaining $665.2 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 91% of our time deposits mature within one year or less as of December 31, 2016. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

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

Also, see Note 13 to the Consolidated Financial Statements regarding commitments and contingencies.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 changes aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. ASU 2016-09 becomes effective for interim and annual periods beginning after December 15, 2016.  The Company does not expect the effect of ASU 2016-09 to have a material impact on its financial statements and related disclosures on the date of adoption, January 1, 2017. The Company is currently evaluating the impact on its Consolidated Financial Statements.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory.” This update will allow the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact on its Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-17, “Consolidation – Interests Held through Related Parties that are under Common Control.” This update is to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interest in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a BIE is the reporting entity that has a controlling financial interest in a BIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a BIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact on its Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows – Restricted Cash.” This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact on its Consolidated Financial Statements.

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

      We establish a tolerance level in our policy for net interest income volatility of plus or minus 5% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At December 31, 2016, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 4.8%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 10.0%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 5.3%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 6.2%.

      Our simulation model also projects the net market value of our portfolio of assets and liabilities. We have established a tolerance level to value the net market value of our portfolio of assets and liabilities in our policy to a change of not less than 0% when the hypothetical rate change is plus or minus 200 basis points. At December 31, 2016, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net market value of our portfolio of assets and liabilities would increase by 1.9%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net market value of our assets and liabilities would decrease by 2.2%.

Quantitative Information about Interest Rate Risk

The following table shows the carrying value of our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, as well as the instruments’ total fair values at December 31, 2016, and 2015. For assets, expected maturities are based on contractual maturity. For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits. We use certain assumptions to estimate fair values and expected maturities which are described in Note 16 to the Consolidated Financial Statements. Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts. Off-balance sheet financial instruments represent fair values. The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

								December 31,
	Average							2016		2015
	Interest	Expected Maturity Date at December 31,							Fair		Fair
	Rate	2017	2018	2019	2020	2021	Thereafter	Total	Value	Total	Value
	(Dollars in thousands)
Interest-Sensitive Assets:

Mortgage-backed securities and collateralized mortgage obligations	1.89%	$52,226	$45,938	$40,053	$34,772	$30,266	$133,033	$336,288	$336,288	$1,062,305	$1,062,305
Other investment securities	1.20	339,823	159,048	-	20,177	362,038	96,971	978,057	978,057	524,047	524,047
Loans held for sale	5.25	7,500	-	-	-	-	-	7,500	7,500	6,676	6,676
Gross loans receivable:
Commercial	3.95	1,697,166	286,552	121,126	18,875	22,650	101,818	2,248,187	2,246,909	2,316,863	2,315,572
Residential mortgage	4.38	7,095	2,014	3,059	3,728	3,024	2,596,839	2,615,759	2,618,191	2,101,335	2,112,481
Commercial mortgage	4.48	658,371	605,098	506,511	480,544	458,655	3,076,069	5,785,248	5,707,193	5,301,218	5,220,251
Real estate construction	5.06	434,572	94,560	18,956	-	-	-	548,088	548,058	441,543	441,453
Installment & other	2.61	1,668	325	-	2,000	-	-	3,993	3,935	2,493	2,490
Interest Sensitive Liabilities:

Other interest-bearing deposits	0.51	574,935	340,906	204,470	55,755	1,642,322	1,330,944	4,149,332	4,149,332	3,490,285	3,490,285
Time deposits	0.88	4,597,359	371,713	75,266	2,899	39	11	5,047,287	5,052,913	4,985,752	4,987,294
Securities sold under agreements to repurchase	4.06	250,000	100,000	-	-	-	-	350,000	351,989	400,000	413,417
Advances from the Federal
Home Loan Bank	0.75	275,000	25,000	50,000	-	-	-	350,000	350,062	275,000	274,488
Other borrowings	-	-	-	-	-	-	17,662	17,662	15,944	18,593	16,684
Long-term debt	3.15	-	-	-	-	-	119,136	119,136	63,169	119,136	58,420

Off-Balance Sheet Financial Instruments:
Commitments to extend credit		1,109,889	587,703	120,900	52,318	38,916	152,515	2,062,241	(6,025)	1,971,848	(5,570)
Standby letters of credit		44,940	700	1,555	356	27,387	458	75,396	(668)	49,081	(194)
Other letters of credit		37,033	-	92	158	-	-	37,283	(16)	38,131	(22)
Bill of lading guarantees		75	-	-	-	-	-	75	(0)	454	(1)

Country Risk Exposures

The Company’s total assets were $14.5 billion and total foreign country risk net exposures were $503.9 million at December 31, 2016, compared to total assets of $13.3 billion and total foreign country risk net exposures of $651.9 million at December 31, 2015. Total foreign country risk net exposures at December 31, 2016, were comprised primarily of $298.5 million from Hong Kong, $79.6 million from China, $29.9 million from Australia, $26.2 million from Germany, $24.3 million from France, $13.3 million from Singapore, $12.0 million from England, $10.0 million from the Philippines, $3.7 million from Macau, $1.8 million from Taiwan, $1.4 million from Canada, $1.1 million from Switzerland, $1.0 million from Japan, $0.7 million from Indonesia, and $0.3 million from Venezuela. Total foreign country risk net exposures at December 31, 2015, were comprised primarily of $296.9 million from Hong Kong, $107.0 million from China, $76.7 million from England, $37.0 million from Germany, $30.1 million from Australia, $25.8 million from Switzerland, $23.7 million from France, $21.1 million from Canada, $20.0 million from the Philippines, $5.9 million from Singapore, $3.4 million from Macau, $2.0 million from Taiwan, and $1.3 million from Indonesia.

All foreign country risk net exposures were to non-sovereign counterparties except $14.0 million due from the Hong Kong Monetary Authority at December 31, 2016 and $19.8 million at December 31, 2015.

Unfunded exposures were $21.5 million at December 31, 2016, and were comprised of $20.0 million of unfunded loans to two financial institutions in China, a $720,000 of unfunded loan to a borrower in Taiwan, and a $711,000 of unfunded loans to borrowers in Canada. Unfunded exposures were $40.7 million at December 31, 2015, and were comprised of $40.0 million of unfunded loans to three financial institutions in China and a $720,000 of unfunded loan to a borrower in Taiwan.

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

In May 2014, the Bancorp entered into five interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 0.98%. As of December 31, 2016, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $2.2 million, net of taxes, was included in other comprehensive income compared to unrealized loss of $3.0 million at December 31, 2015. For the year ended December 31, 2016, the periodic net settlement of interest rate swaps included in interest expense was $2.3 million compared to $2.8 million in 2015. As of December 31, 2016, and 2015, the ineffective portion of these interest rates swaps was not significant.

As of December 31, 2016, the Bank’s outstanding interest rate swap contracts had a notional amount of $361.5 million for various terms from two to eight years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.61% and receives a variable rate at the one month LIBOR rate plus a weighted average spread of 316 basis points, or at a weighted average rate of 3.82%. As of December 31, 2016, and 2015, the notional amount of fair value interest rate swaps was $361.5 million and $340.3 million, respectively, and their unrealized gain of $938,000 and unrealized loss of $1.3 million, respectively, were included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $3.6 million in 2016 compared to $3.3 million in 2015. As of December 31, 2016, and 2015, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $6.9 million as of December 31, 2016 and $7.9 million as of December 31, 2015.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheet. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At December 31, 2016, the notional amount of option contracts totaled $12.1 million with a net negative fair value of $121,000. At December 31, 2016, spot, forward, and swap contracts in the total notional amount of $82.4 million had a positive fair value of $1.3 million. Spot, forward, and swap contracts in the total notional amount of $89.5 million had a negative fair value of $3.1 million at December 31, 2016. At December 31, 2015, the notional amount of option contracts totaled $9.4 million with a net negative fair value of $28,000. At December 31, 2015, spot, forward, and swap contracts in the total notional amount of $100.6 million had a positive fair value of $3.3 million. Spot, forward, and swap contracts in the total notional amount of $115.4 million had a negative fair value of $4.1 million at December 31, 2015.

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

There have not been any changes in the Company’s disclosure controls and procedures that occurred during its fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, these controls and procedures.

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

As of December 31, 2016, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016, based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” below.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cathay General Bancorp:

We have audited Cathay General Bancorp’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cathay General Bancorp's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cathay General Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cathay General Bancorp and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

March 1, 2017

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our executive officers, directors, compliance with Section 16 of the Securities Exchange Act of 1934, the code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, and matters relating to corporate governance is incorporated herein by reference from the information set forth under the captions “Proposal One—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors and Corporate Governance” and “Code of Ethics” in our Definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders (our “Proxy Statement”).

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2016, with respect to compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)]
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	82,670	$23.37	3,524,517
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	82,670	$23.37	3,524,517

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

(b) Exhibits

3.1

Restated Certificate of Incorporation. Previously filed with the Securities and Exchange Commission on March 16, 2010, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 000-18630), and incorporated herein by reference.

3.1.1

Amendment to Restated Certificate of Incorporation. Previously filed with the Securities and Exchange Commission on March 16, 2010, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 000-18630), and incorporated herein by reference.

3.2

Amended and Restated Bylaws, effective February 16, 2017. Previously filed with the Securities and Exchange Commission on February 17, 2017 as an exhibit to the Bancorp’s Periodic Report on Form 8-K and incorporated herein by reference.

3.3

Certificate of Designation of Series A Junior Participating Preferred Stock. Previously filed with the Securities and Exchange Commission on February 28, 2012, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-18630), and incorporated herein by reference.

3.4

Certificate of Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series B. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

4.1

Indenture, dated as of March 30, 2007, between Cathay General Bancorp and LaSalle Bank National Association (including form of debenture). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.

4.1.1

Amended and Restated Declaration of Trust of Cathay Capital Trust III, dated as of March 30, 2007. Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.

4.1.2

Guarantee Agreement, dated as of March 30, 2007, between Cathay General Bancorp and LaSalle Bank National Association. Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.

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

4.2.1

Warrant Agreement, dated as of December 4, 2013. Previously filed with the Securities and Exchange Commission on December 4, 2013, as an exhibit to the Bancorp’s Registration Statement on Form 8-A, and incorporated herein by reference.

4.2.2	Form of Warrant (included within Exhibit 4.2.1).

10.1

Form of Indemnity Agreements between the Bancorp and its directors and certain officers. Previously filed with the Securities and Exchange Commission on February 28, 2012, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-18630), and incorporated herein by reference.

10.2

Cathay Bank Employee Stock Ownership Plan, as amended and restated effective January 1, 2010. Previously filed with the Securities and Exchange Commission on February 28, 2011, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 000-18630), and incorporated herein by reference.**

10.3

Dividend Reinvestment Plan and Stock Purchase Plan (Amended and Restated) of the Bancorp. Previously filed with the Securities and Exchange Commission on July 27, 2015, to Registration Statement No. 333-205888, and incorporated herein by reference.

10.4

Cathay Bank Bonus Deferral Agreement (Amended and Restated). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.5

Cathay General Bancorp 2005 Incentive Plan. Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.5.1

Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Award Agreement. Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.5.2

Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.5.3

Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory) (Nonemployee Director). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.5.4

Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Unit Agreement. Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.5.5

Form of Restricted Stock Unit Agreement (Performance Shares – EPS), used to award performance-based restricted stock units under the Company’s 2005 Incentive Plan. Previously filed with the Securities and Exchange Commission on December 24, 2013, as an exhibit to the Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.**

10.5.6

Form of Restricted Stock Unit Agreement (Performance Shares – TSR), used to award performance-based restricted stock units under the Company’s 2005 Incentive Plan. Previously filed with the Securities and Exchange Commission on December 24, 2013, as an exhibit to the Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.**

10.5.7

Form of Restricted Stock Unit Agreement (Performance Shares – ROA), used to award performance-based restricted stock units under the Company’s 2005 Incentive Plan (As Amended and Restated). Previously filed with the Securities and Exchange Commission on December 21, 2016, as an exhibit to the Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.**

10.5.8

Form of Restricted Stock Unit Agreement (Clawback Rider), used in connection with award of performance-based restricted stock units under the Company’s 2005 Incentive Plan. Previously filed with the Securities and Exchange Commission on December 24, 2013, as an exhibit to the Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.**

10.5.9

Executive Officer Annual Cash Bonus Program under the Company’s 2005 Incentive Plan. Previously filed with the Securities and Exchange Commission on March 28, 2014 as an exhibit to the Bancorp’s Current Report on Form 8-K/A, and incorporated herein by reference.**

10.5.10

Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.5.11

Form of Restricted Stock Unit Agreement (Performance Shares – EPS), used to award performance-based restricted stock units under the Company’s 2005 Incentive Plan (As Amended and Restated). Previously filed with the Securities and Exchange Commission on February 29, 2016, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.**

10.5.12

Form of Restricted Stock Unit Agreement (Performance Shares – TSR), used to award performance-based restricted stock units under the Company’s 2005 Incentive Plan (As Amended and Restated). Previously filed with the Securities and Exchange Commission on February 29, 2016, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.**

10.5.13

Form of Restricted Stock Unit Agreement (Clawback Rider), used in connection with award of performance-based restricted stock units under the Company’s 2005 Incentive Plan (As Amended and Restated). Previously filed with the Securities and Exchange Commission on February 29, 2016, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.**

10.6

Amended and Restated Change of Control Employment Agreement for Dunson K. Cheng dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.6.1

Amended and Restated Change of Control Employment Agreement for Heng W. Chen dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.6.2

Amended and Restated Change of Control Employment Agreement for Irwin Wong dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.6.3

Amended and Restated Change of Control Employment Agreement for Kim Bingham dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.6.4

Amended and Restated Change of Control Employment Agreement for Pin Tai dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on November 7, 2014 as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference**

10.6.5

Change of Control Employment Agreement for Donald S. Chow dated as of August 14, 2014.  Previously filed with the Securities and Exchange Commission on November 7, 2014 as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference. **

10.7

Employment Agreement for Pin Tai dated as of August 18, 2016.  Previously filed with the Securities and Exchange Commission on August 19, 2016 as an exhibit to the Bancorp’s Current Report on Form 8-K, and incorporated herein by reference. **

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

Cathay General Bancorp

By:	/s/ Pin Tai
Pin Tai
Chief Executive Officer and President

Date: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pin Tai	Chief Executive Officer and President	March 1, 2017
Pin Tai	(principal executive officer)

/s/ Heng W. Chen	Executive Vice President,	March 1, 2017
Heng W. Chen	Chief Financial Officer/Treasurer
(principal financial officer)
(principal accounting officer)

/s/ Dunson K. Cheng	Executive Chairman of	March 1, 2017
Dunson K. Cheng	the Board

/s/ Peter Wu	Vice Chairman of the Board	March 1, 2017
Peter Wu

/s/ Anthony M. Tang	Vice Chairman of the Board	March 1, 2017
Anthony M. Tang

/s/ Kelly L. Chan	Director	March 1, 2017
Kelly L. Chan

/s/ Michael M.Y. Chang	Director	March 1, 2017
Michael M.Y. Chang

/s/ Thomas C. T. Chiu	Director	March 1, 2017
Thomas C.T. Chiu

/s/ Nelson Chung	Director	March 1, 2017
Nelson Chung

/s/ Felix S. Fernandez	Director	March 1, 2017
Felix S. Fernandez

/s/ Jane Jelenko	Director	March 1, 2017
Jane Jelenko

/s/ Patrick S.D. Lee	Director	March 1, 2017
Patrick S.D. Lee

/s/ Ting Liu	Director	March 1, 2017
Ting Liu

/s/ Joseph C.H. Poon	Director	March 1, 2017
Joseph C.H. Poon

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F - 2

Consolidated Balance Sheets at December 31, 2016 and 2015	F - 3

Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2016, 2015, and 2014	F - 4

Consolidated Statements of Changes in Stockholders' Equity for each of the years ended December 31, 2016, 2015, and 2014	F - 5

Consolidated Statements of Cash Flows for each of the years ended December 31, 2016, 2015, and 2014	F - 6

Notes to Consolidated Financial Statements	F - 8

Parent-only condensed financial information of Cathay General Bancorp is included in Note 19 to the Consolidated Financial Statements in this Annual Report on Form 10-K	F - 51

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cathay General Bancorp:

We have audited the accompanying consolidated balance sheets of Cathay General Bancorp and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cathay General Bancorp and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cathay General Bancorp’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

March 1, 2017

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$218,017	$180,130
Short-term investments and interest bearing deposits	967,067	536,880
Securities available-for-sale (amortized cost of $1,317,012 in 2016 and $1,595,723 in 2015)	1,314,345	1,586,352
Loans held for sale	7,500	6,676
Loans	11,201,275	10,163,452
Less: Allowance for loan losses	(118,966)	(138,963)
Unamortized deferred loan fees, net	(4,994)	(8,262)
Loans, net	11,077,315	10,016,227
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	20,070	24,701
Affordable housing investments and alternative energy partnerships, net	251,077	182,943
Premises and equipment, net	105,607	108,924
Customers’ liability on acceptances	12,182	40,335
Accrued interest receivable	37,299	30,558
Goodwill	372,189	372,189
Other intangible assets, net	2,949	3,677
Other assets	117,902	147,284
Total assets	$14,520,769	$13,254,126

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$2,478,107	$2,033,048
Interest-bearing deposits:
NOW deposits	1,230,445	966,404
Money market deposits	2,198,938	1,905,719
Savings deposits	719,949	618,164
Time deposits	5,047,287	4,985,752
Total deposits	11,674,726	10,509,087

Securities sold under agreements to repurchase	350,000	400,000
Advances from the Federal Home Loan Bank	350,000	275,000
Other borrowings for affordable housing investments	17,662	18,593
Long-term debt	119,136	119,136
Acceptances outstanding	12,182	40,335
Other liabilities	168,524	144,197
Total liabilities	12,692,230	11,506,348
Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 87,820,920 issued and 79,610,277 outstanding at December 31, 2016, and 87,002,931 issued and 80,806,116 outstanding at December 31, 2015	878	870
Additional paid-in-capital	895,480	880,822
Accumulated other comprehensive loss, net	(3,715)	(8,426)
Retained earnings	1,175,485	1,059,660
Treasury stock, at cost (8,210,643 shares at December 31, 2016, and 6,196,815 shares at December 31, 2015)	(239,589)	(185,148)
Total equity	1,828,539	1,747,778
Total liabilities and equity	$14,520,769	$13,254,126

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable	$473,782	$427,621	$390,440
Investment securities	21,426	21,523	24,237
Federal Home Loan Bank stock	2,099	3,164	1,974
Deposits with banks	1,763	1,398	1,996
Total interest and dividend income	499,070	453,706	418,647
INTEREST EXPENSE
Time deposits	43,327	39,443	35,111
Other deposits	16,094	12,445	10,658
Interest on securities sold under agreements to repurchase	15,329	15,813	24,685
Advances from the Federal Home Loan Bank	659	487	945
Long-term debt	5,791	5,776	4,467
Total interest expense	81,200	73,964	75,866
Net interest income before reversal for credit losses	417,870	379,742	342,781
Reversal for credit losses	(15,650)	(11,400)	(10,800)
Net interest income after reversal for credit losses	433,520	391,142	353,581
NON-INTEREST INCOME
Securities gains/(losses), net	4,898	(3,349)	6,748
Letters of credit commissions	4,939	5,545	6,043
Depository service fees	5,478	5,348	5,288
Other operating income	18,055	25,130	22,448
Total non-interest income	33,370	32,674	40,527
NON-INTEREST EXPENSE
Salaries and employee benefits	97,348	89,960	89,893
Occupancy expense	18,315	17,018	15,735
Computer and equipment expense	9,777	9,828	9,793
Professional services expense	18,686	17,316	15,927
Data processing service expense	8,957	7,698	6,707
FDIC and State assessments	9,712	9,087	8,796
Marketing expense	5,092	4,926	4,126
Other real estate owned income/(loss)	856	(800)	(1,304)
Operations of investments in affordable housing and alternative energy partnerships, net	40,264	33,335	6,990
Amortization of core deposit premium	689	667	719
Cost associated with debt redemption	-	-	3,348
Other operating expense	14,994	13,685	13,583
Total non-interest expense	224,690	202,720	174,313
Income before income tax expense	242,200	221,096	219,795
Income tax expense	67,101	59,987	81,965
Net income attributable to common stockholders	$175,099	$161,109	$137,830
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on securities available for sale	6,725	(4,200)	30,468
Unrealized holding gains/(losses) on cash flow hedge derivatives	825	(598)	(2,397)
Less: reclassification adjustment for gains/(losses) included in net income	2,839	(1,941)	3,911
Total other comprehensive income/(loss), net of tax	4,711	(2,857)	24,160
Total comprehensive income	$179,810	$158,252	$161,990
Net income attributable to common stockholders per common share
Basic	$2.21	$2.00	$1.73
Diluted	$2.19	$1.98	$1.72
Basic average common shares outstanding	79,153,762	80,563,577	79,661,571
Diluted average common shares outstanding	79,929,262	81,294,796	80,106,895

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2016, 2015, and 2014
(In thousands, except number of shares)
				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Earnings	Stock	Equity
Balance at December 31, 2013	79,589,869	$838	$784,489	$(29,729)	$829,109	$(125,736)	$1,458,971

Dividend Reinvestment Plan	116,957	1	2,847	-	-	-	2,848
Restricted stock units vested	88,537	1	-	-	-	-	1
Shares withheld related to net share settlement of RSUs	-	-	(850)	-	-	-	(850)
Stock issued to directors	13,690	-	350	-	-	-	350
Stock options exercised	5,500	-	128	-	-	-	128
Tax short-fall from stock options	-	-	(1,285)	-	-	-	(1,285)
Stock -based compensation	-	-	3,840	-	-	-	3,840
Cash dividends of $0.29 per share	-	-	-	-	(23,105)	-	(23,105)
Change in other comprehensive loss	-	-	-	24,160	-	-	24,160
Net income	-	-	-	-	137,830	-	137,830
Balance at December 31, 2014	79,814,553	$840	$789,519	$(5,569)	$943,834	$(125,736)	$1,602,888

Dividend Reinvestment Plan	148,582	2	4,173	-	-	-	4,175
Restricted stock units vested	18,955	-	-	-	-	-	-
Warrant exercised	369	-	-	-	-	-	-
Shares withheld related to net share settlement of RSUs	-	-	(227)	-	-	-	(227)
Stock issued to directors	17,974	-	495	-	-	-	495
Stock options exercised	214,580	2	5,012	-	-	-	5,014
Equity consideration for acquisition	2,580,353	26	82,743	-	-	-	82,769
Purchases of treasury stock	(1,989,250)	-	-	-	-	(59,412)	(59,412)
Tax short-fall from stock options	-	-	(5,348)	-	-	-	(5,348)
Stock -based compensation	-	-	4,455	-	-	-	4,455
Cash dividends of $0.56 per share	-	-	-	-	(45,283)	-	(45,283)
Change in other comprehensive loss	-	-	-	(2,857)	-	-	(2,857)
Net income	-	-	-	-	161,109	-	161,109
Balance at December 31, 2015	80,806,116	$870	$880,822	$(8,426)	$1,059,660	$(185,148)	$1,747,778

Dividend Reinvestment Plan	72,231	1	2,276	-	-	-	2,277
Restricted stock units vested	10,325	-	-	-	-	-	-
Warrants exercised	388,001	4	(4)	-	-	-	-
Shares withheld related to net share settlement of RSUs	-	-	(103)	-	-	-	(103)
Stock issued to directors	19,602	-	550	-	-	-	550
Stock options exercised	327,830	3	7,658	-	-	-	7,661
Purchases of treasury stock	(2,013,828)	-	-	-	-	(54,441)	(54,441)
Tax short-fall from stock options	-	-	(132)	-	-	-	(132)
Stock -based compensation	-	-	4,413	-	-	-	4,413
Cash dividends of $0.75 per share	-	-	-	-	(59,274)	-	(59,274)
Change in other comprehensive loss	-	-	-	4,711	-	-	4,711
Net income	-	-	-	-	175,099	-	175,099
Balance at December 31, 2016	79,610,277	$878	$895,480	$(3,715)	$1,175,485	$(239,589)	$1,828,539

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash Flows from Operating Activities
Net income	$175,099	$161,109	$137,830
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan losses	(15,650)	(11,400)	(10,800)
Provision for losses on other real estate owned	176	547	1,619
Deferred tax liability	15,949	2,004	31,304
Depreciation and amortization	7,490	7,574	7,868
Net gains on sale and transfers of other real estate owned	(546)	(2,012)	(4,065)
Net gains on sale of loans	(285)	(786)	(395)
Proceeds from sale of loans	20,079	32,530	19,287
Originations of loans held for sale	(12,665)	(37,447)	(19,865)
Income associated with debt redemption	-	-	(555)
Amortization on alternative energy partnerships, venture capital and other investments	28,897	25,058	436
Write-down on impaired securities	206	3,875	820
Gain on sales and calls of securities	(5,104)	(526)	(7,568)
Other non-cash interest income	(1,272)	(332)	(137)
Amortization of security premiums, net	6,371	5,140	2,849
Excess tax short-fall from stock options	-	5,348	1,285
Stock based and stock issued to officers and directors compensation expense	4,963	4,950	4,190
Net change in accrued interest receivable and other assets	13,478	(3,429)	(2,776)
Net change in other liabilities	(2,784)	(15,506)	(11,256)
Net cash provided by operating activities	234,402	176,697	150,071

Cash Flows from Investing Activities
(Increase)/decrease in short-term investments	(430,187)	(47,266)	32,260
Purchase of investment securities available-for-sale	(941,327)	(295,497)	(885,782)
Proceeds from maturity and call of investment securities available-for-sale	460,000	165,000	585,776
Proceeds from sale of investment securities available-for-sale	294	385,234	160,451
Purchase of mortgage-backed securities available-for-sale	-	(1,280,870)	(307,617)
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	758,271	749,219	768,236
Purchase of Federal Home Loan Bank stock	(1,650)	-	(18,164)
Redemption of Federal Home Loan Bank stock	1,650	13,535	12,379
Net increase in loans	(1,051,952)	(829,501)	(824,558)
Purchase of premises and equipment	(3,523)	(3,518)	(4,777)
Proceeds from sales of premises and equipment	12	602	-
Proceeds from sales of other real estate owned	7,699	12,154	29,880
Increase in investment in affordable housing and alternative energy partnerships	(82,966)	(53,235)	(7,445)
Acquisition, net of cash acquired	-	6,572	-
Net cash used in investing activities	(1,283,679)	(1,177,571)	(459,361)

Cash Flows from Financing Activities
Net increase in deposits	1,166,044	1,305,255	802,281
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(50,000)	(50,000)	(350,000)
Advances from Federal Home Loan Bank	3,555,000	5,092,000	9,822,400
Repayment of Federal Home Loan Bank borrowings	(3,480,000)	(5,242,000)	(9,918,600)
Cash dividends	(59,274)	(45,283)	(23,104)
Purchase of treasury stock	(54,441)	(59,412)	-
Repayment of long-term debt and other borrowings	-	-	(1,445)
Proceeds from shares issued to Dividend Reinvestment Plan	2,277	4,175	2,848
Proceeds from exercise of stock options	7,661	5,014	128
Taxes paid related to net share settlement of RSUs	(103)	(227)	(850)
Excess tax short-fall from share-based payment arrangements	-	(5,348)	(1,285)
Net cash provided by financing activities	1,087,164	1,004,174	332,373

Increase in cash and cash equivalents	37,887	3,300	23,083
Cash and cash equivalents, beginning of the year	180,130	176,830	153,747
Cash and cash equivalents, end of the year	$218,017	$180,130	$176,830

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$81,793	$72,870	$78,366
Income taxes	$38,671	$69,074	$60,225
Non-cash investing and financing activities:
Net change in unrealized holding gain/(loss) on securities available-for-sale, net of tax	$3,886	$(2,259)	$26,557
Net change in unrealized gain/(loss) on interest rate swaps designated as cash flow hedges	$825	$(598)	$(2,397)
Transfers to short-term investments from trading securities	$-	$-	$4,936
Transfers to other real estate owned from loans held for investment	$2,698	$866	$4,970
Loans transferred to loans held for sale	$7,953	$6,684	$973
Loans to facilitate the sale of other real estate owned	$2,616	$-	$413
Issuance of stock related to acquisition	$-	$82,857	$-

Supplemental disclosure for acquisitions
Cash and cash equivalents	$-	$63,579	$-
Securities available-for-sale	-	2,370	-
Loans	-	419,219	-
Premises and equipment	-	13,291	-
Other real estate owned	-	3,048	-
Goodwill	-	55,849	-
Core deposit intangible	-	1,302	-
Accrued interest receivable and other assets	-	2,884	-

Total assets acquired	-	561,542	-

Deposits	-	420,623	-
Accrued interest payable and other liabilities	-	1,056	-
Total liabilities assumed	-	421,679	-
Net assets acquired	$-	$139,863	$-
Cash paid	$-	$57,006	$-
Fair value of common stock issued	-	82,857	-

Total consideration paid	$-	$139,863	$-

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

      Organization and Background. The business activities of the Bancorp consist primarily of the operations of the Bank, which owns 100% of the common securities of the following subsidiaries: GBC Real Estate Investments, Inc., Cathay Holdings LLC, Cathay Holdings 2, LLC, and Cathay Holdings 3, LLC and Cathay New Asia Community Development Corporation.

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

Concentrations. The Bank was incorporated in California and started its business from California. Therefore, loans originated and deposits solicited were mainly from California. As of December 31, 2016, gross loans were primarily comprised of 51.7% of commercial mortgage loans, 21.8% of residential mortgage loans, and 20.1% of commercial loans. As of December 31, 2016, approximately 63% of the Bank’s residential mortgages were for properties located in California. Approximately 86% of the Company’s CDs of $250,000 or more have been on deposit with the Company for two years or more.

Allowance for Loan Losses. The determination of the amount of the provision for loan losses charged to operations reflects management’s current judgment about the credit quality of the loan portfolio and takes into consideration changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio and in the terms of loans, changes in the experience, ability and depth of lending management, changes in the volume and severity of past due, non-accrual and adversely classified or graded loans, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, the existence and effect of any concentrations of credit and the effect of competition, legal and regulatory requirements, and other external factors. The nature of the process by which loan losses is determined and the appropriate allowance for loan losses requires the exercise of considerable judgment. The allowance is increased or decreased by the provision or credit to the allowance for loan losses and decreased by charge-offs when management believes the uncollectability of a loan is confirmed.

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

The Bank’s management allocates a specific allowance for “Impaired Credits,” in accordance with Accounting Standard Codification (“ASC”) Section 310-10-35. For non-Impaired Credits, a general allowance is established for those loans internally classified and risk graded Pass, Watch, Special Mention, or Substandard based on historical losses in the specific loan portfolio and a reserve based on environmental factors determined for that loan group. The level of the general allowance is established to provide coverage for management’s estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance.

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

Investment in Federal Home Loan Bank (“FHLB”) Stock. As a member of the FHLB system the Bank is required to maintain an investment in the capital stock of the FHLB. The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB. FHLB stock is carried at cost and is pledged as collateral to the FHLB. FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value. The carrying amount of the FHLB stock was $17.3 million at December 31, 2016, and $17.3 million at December 31, 2015. As of December 31, 2016, the Company owned 172,500 shares of FHLB stock, which exceeded the minimum stock requirement of 150,000 shares.

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

      Loans Acquired Through Transfer. Loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payment, receivables are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition.

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

Unfunded Loan Commitments. Unfunded loan commitments are generally related to providing credit facilities to clients of the Bank, and are not actively traded financial instruments. These unfunded commitments are disclosed as off-balance sheet financial instruments in Note 13 in the Notes to Consolidated Financial Statements.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Investments in Affordable Housing Partnerships and Other Tax Credit Investments. The Company is a limited partner in limited partnerships that invest in low-income housing projects that qualify for Federal and/or State income tax credits and limited partnerships that invests in alternative energy systems. As further discussed in Note 6, the partnership interests are accounted for utilizing the equity method of accounting. As of December 31, 2016, seven of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The Company therefore consolidated the financial statements of these seven limited partnerships into its Consolidated Financial Statements. The tax credits from these partnerships are recognized in the consolidated financial statements to the extent they are utilized on the Company’s income tax returns. The investments are reviewed for impairment on an annual basis or on an interim basis if an event occurs that would trigger potential impairment.

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

The Company has identified two reporting units for its business: the Commercial Lending unit and the Retail Banking unit. The reporting unit fair values were determined based on an equal weighting of (1) a market approach using a combination of price to earnings multiples determined based on a representative peer group applied to 2016 and forecasted 2017 and 2018 earnings, and a price to book multiple and (2) a dividend discount model with the discount rate determined using the same representative peer group. A control premium was then applied to the unit fair values so determined as of December 31, 2016. As a result of this analysis, the Company determined that there was no goodwill impairment at December 31, 2016 as the fair value of all reporting units exceeded the current carrying amount of the units. No assurance can be given that goodwill will not be written down in future periods.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance replaces existing revenue recognition guidance for contracts to provide goods or services to customers and amends existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate. ASU 2014-09 clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. ASU 2014-09 as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. Our revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We expect that ASU 2014-09 will require us to change how we recognize certain recurring revenue streams for certain fee income products, however, we are still in the process of identifying those revenue streams, the related accounting policies, the impact on current accounting policies and the related effects on the consolidated financial statements. We do not expect these changes to have a significant impact on our financial statements. We expect to adopt the standard in the first quarter of 2018 with a cumulative affect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability in the accounting for lease transactions. ASU 2016-02 requires lessees to recognize all leases longer than twelve months on the Consolidated Balance Sheet as lease assets and lease liabilities and quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with an option to early adopt. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company is evaluating the impact of ASU 2016-02 and has determined that the majority of our leases are operating leases. We expect, upon adoption, the Company will record a liability for the remaining obligation under the lease agreements and a corresponding right-of-use asset in the consolidated financial statements. ASU 2016-02 will be effective for us on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This update requires an entity to use a broader range of reasonable and supportable forecasts, in addition to historical experience and current conditions, to develop an expected credit loss estimate for financial assets and net investments that are not accounted for at fair value through net income. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses to the amount by which fair value is below amortized cost. ASU 2016-13 becomes effective for interim and annual periods beginning after December 15, 2019.  The Company has designated a management team to evaluate ASU 2016-13 and develop an implementation strategy. The Company has not yet determined the effect of ASU 2016-13 on its accounting policies or the impact on the Company’s consolidated financial statements.

2.    Acquisition

On July 31, 2015, the Company completed the acquisition of New York-based Asia Bancshares, Inc., parent of Asia Bank. Asia Bank operated three branch locations in New York City and one branch location in the state of Maryland. The acquisition allowed the Company to expand its number of branches in New York City and to enter the state of Maryland. The purchase consideration consisted of fifty-five percent in Bancorp stock and forty-five percent in cash. The fair value of the consideration was $139.9 million, which consisted of 2,580,359 shares of Bancorp common stock valued at $82.9 million at the date of acquisition and $57.0 million in cash.

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

      The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were $1.9 million for 2016 and $138,000 for 2015. The average excess balance with Federal Reserve Bank was $338.5 million in 2016 and $163.3 million in 2015.   At December 31, 2016, the Bancorp had $6.9 million on deposit in a cash margin account that serves as collateral for the Bancorp’s interest rate swaps.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

4.	Investment Securities

Investment Securities. The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of December 31, 2016, and December 31, 2015:

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$489,839	$35	$857	$489,017
U.S. government sponsored entities	400,000	-	9,669	390,331
Mortgage-backed securities	339,241	309	3,290	336,260
Collateralized mortgage obligations	48	-	20	28
Corporate debt securities	74,965	247	862	74,350
Mutual funds	6,500	-	270	6,230
Preferred stock of government sponsored entities	2,811	4,497	-	7,308
Other equity securities	3,608	7,213	-	10,821
Total securities available-for-sale	$1,317,012	$12,301	$14,968	$1,314,345

	As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$284,678	$5	$395	$284,288
U.S. government sponsored entities	150,000	-	1,840	148,160
Mortgage-backed securities	1,073,108	560	11,399	1,062,269
Collateralized mortgage obligations	63	-	27	36
Corporate debt securities	74,955	425	1,525	73,855
Mutual funds	6,000	-	167	5,833
Preferred stock of government sponsored entities	2,811	633	228	3,216
Other equity securities	4,108	4,929	342	8,695
Total securities available-for-sale	$1,595,723	$6,552	$15,923	$1,586,352

The amortized cost and fair value of investment securities at December 31, 2016, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-for-Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$339,879	$339,823
Due after one year through five years	553,130	544,585
Due after five years through ten years	75,111	72,733
Due after ten years (1)	348,892	357,204
Total	$1,317,012	$1,314,345

(1) Equity securities are reported in this category

Proceeds from sales of mortgage-backed securities were $605.2 million and proceeds from repayments, maturities and calls of mortgage-backed securities were $153.0 million during 2016 compared to proceeds from sales of $648.0 million and proceeds of $101.2 million from repayments, maturities, and calls during 2015. Proceeds from sales of other investment securities were $294,000 during 2016 compared to $385.2 million during 2015. Proceeds from maturities and calls of other investment securities were $460.0 million during 2016 compared to $165.0 million during 2015. In 2016, gains of $5.1 million and no losses were realized on sales and calls of investment securities compared with gains of $2.4 million and losses of $1.9 million realized in 2015. In 2016, the Company recorded investment securities write-downs of $206,000 compared to $3.9 million in 2015.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The temporarily impaired securities represent 80.1% of the fair value of investment securities as of December 31, 2016. Unrealized losses for securities with unrealized losses for less than twelve months represent 1.3%, and securities with unrealized losses for twelve months or more represent 3.2%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rates or spreads subsequent to the date that these securities were purchased. At December 31, 2016, 7 issues of securities had unrealized losses for 12 months or longer and 30 issues of securities had unrealized losses of less than 12 months.

Total unrealized losses of $15.0 million at December 31, 2016, were primarily caused by increases in interest rates subsequent to the date that these securities were purchased or caused by the widening of credit and liquidity spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment.

At December 31, 2016, management believed the impairment was temporary and, accordingly, no impairment loss on debt securities has been recognized in our Consolidated Statements of Operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and believes it is more likely than not that it will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of December 31, 2016, and December 31, 2015:

	As of December 31, 2016
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$299,088	$857	6	$-	$-	-	$299,088	$857	6
U.S. government sponsored entities	390,331	9,669	8	-	-	-	390,331	9,669	8
Mortgage-backed securities	328,236	3,288	16	62	2	3	328,298	3,290	19
Collateralized mortgage obligations	-	-	-	28	20	1	28	20	1
Corporate debt securities	-	-	-	29,138	862	2	29,138	862	2
Mutual funds	-	-	-	6,230	270	1	6,230	270	1
Total securities available-for-sale	$1,017,655	$13,814	30	$35,458	$1,154	7	$1,053,113	$14,968	37

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

     Investment securities having a carrying value of $649.1 million at December 31, 2016, and $449.6 million at December 31, 2015, were pledged to secure public deposits, other borrowings, treasury tax and loan, securities sold under agreements to repurchase, and foreign exchange transactions.

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

The components of loans in the Consolidated Balance Sheets as of December 31, 2016, and December 31, 2015, were as follows:

	As of December 31,
	2016	2015
	(In thousands)
Type of Loans:
Commercial loans	$2,248,187	$2,316,863
Real estate construction loans	548,088	441,543
Commercial mortgage loans	5,785,248	5,301,218
Residential mortgage loans	2,444,048	1,932,355
Equity lines	171,711	168,980
Installment and other loans	3,993	2,493
Gross loans	11,201,275	10,163,452
Less:
Allowance for loan losses	(118,966)	(138,963)
Unamortized deferred loan fees	(4,994)	(8,262)
Total loans and leases, net	$11,077,315	$10,016,227
Loans held for sale	$7,500	$6,676

The Company pledged real estate loans of $7.8 billion at December 31, 2016, and $6.8 billion at December 31, 2015, to the Federal Home Loan Bank of San Francisco under its blanket lien pledging program. In addition, the Bank pledged $30.0 million at December 31, 2016, and $71.3 million at December 31, 2015, of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program.

Loans serviced for others as of December 31, 2016, totaled $367.6 million and were comprised of $133.3 million of residential mortgages, $112.8 million of commercial real estate loans, $83.1 million of construction loans, and $38.4 million of commercial loans.

      The Company has entered into transactions with its directors, executive officers, or principal holders of its equity securities, or the associates of such persons (“Related Parties”). All loans to Related Parties were current as of December 31, 2016. An analysis of the activity with respect to loans to Related Parties for the years indicated is as follows:

	December 31,
	2016	2015
	(In thousands)
Balance at beginning of year	$91,620	$83,812
Additional loans made	62,206	54,975
Payment received	(102,499)	(47,167)
Balance at end of year	$51,327	$91,620

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

At December 31, 2016, recorded investment in impaired loans totaled $115.1 million and was comprised of nonaccrual loans, excluding loans held for sale, of $49.7 million and accruing TDR’s of $65.4 million. At December 31, 2015, recorded investment in impaired loans totaled $133.8 million and was comprised of nonaccrual loans, excluding loans held for sale, of $52.1 million and accruing TDR’s of $81.7 million. The average balance of impaired loans was $131.0 million in 2016 and $162.9 million in 2015. We considered all non-accrual loans and troubled debt restructurings ("TDR") to be impaired. Interest recognized on impaired loans totaled $3.5 million in 2016 and $4.0 million in 2015. The Bank recognizes interest income on impaired loans based on its existing method of recognizing interest income on non-accrual loans except accruing TDRs. For impaired loans, the amounts previously charged off represent 8.4% at December 31, 2016, and 22.4% at December 31, 2015, of the contractual balances for impaired loans.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	As of December 31, 2016			As of December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$24,037	$23,121	$-	$15,493	$6,721	$-
Real estate construction loans	5,776	5,458	-	51,290	22,002	-
Commercial mortgage loans	60,522	54,453	-	59,954	54,625	-
Residential mortgage and equity lines	5,472	5,310	-	3,233	3,026	-
Subtotal	$95,807	$88,342	$-	$129,970	$86,374	$-
With allocated allowance
Commercial loans	$5,216	$4,640	$1,827	$7,757	$6,847	$530
Commercial mortgage loans	10,158	10,017	573	28,258	27,152	6,792
Residential mortgage and equity lines	13,263	12,075	396	14,383	13,437	427
Subtotal	$28,637	$26,732	$2,796	$50,398	$47,436	$7,749
Total impaired loans	$124,444	$115,074	$2,796	$180,368	$133,810	$7,749

The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	For the year ended December 31,
	2016	2015	2014	2016	2015	2014
	Average Recorded Investment			Interest Income Recognized
	(In thousands)
Commercial loans	$21,199	$23,960	$26,128	$767	$546	$878
Real estate construction loans	10,362	22,066	32,439	-	261	264
Commercial mortgage loans	81,905	100,118	114,248	2,214	2,708	3,735
Residential mortgage and equity lines	17,553	16,801	17,411	481	482	462
Subtotal	$131,019	$162,945	$190,226	$3,462	$3,997	$5,339

The following is a summary of non-accrual loans as of December 31, 2016, 2015, and 2014 and the related net interest foregone for the years then ended:

	2016	2015	2014
	(In thousands)
Non-accrual portfolio loans	$49,682	$52,130	$70,163
Non-accrual loans held-for-sale	7,500	5,944	973
Total non-accrual loans	$57,182	$58,074	$71,136

Contractual interest due	$1,573	$5,732	$6,663
Interest recognized	95	119	217
Net interest foregone	$1,478	$5,613	$6,446

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the aging of the loan portfolio by type as of December 31, 2016, and December 31, 2015:

	As of December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$22,753	$27,190	$-	$15,710	$65,653	$2,182,534	$2,248,187
Real estate construction loans	10,390	5,835	-	5,458	21,683	526,405	548,088
Commercial mortgage loans	5,886	700	-	20,078	26,664	5,758,584	5,785,248
Residential mortgage loans	4,390	-	-	8,436	12,826	2,602,933	2,615,759
Installment and other loans	-	-	-	-		3,993	3,993
Total loans	$43,419	$33,725	$-	$49,682	$126,826	$11,074,449	$11,201,275

	As of December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$8,367	$221	$-	$3,545	$12,133	$2,304,730	$2,316,863
Real estate construction loans	7,285	-	-	16,306	23,591	417,952	441,543
Commercial mortgage loans	2,243	2,223	-	25,231	29,697	5,271,521	5,301,218
Residential mortgage loans	4,959	1,038	-	7,048	13,045	2,088,290	2,101,335
Installment and other loans	-	-	-	-	-	2,493	2,493
Total loans	$22,854	$3,482	$-	$52,130	$78,466	$10,084,986	$10,163,452

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

At December 31, 2016, accruing TDRs were $65.4 million and non-accrual TDRs were $29.7 million compared to accruing TDRs of $81.7 million and non-accrual TDRs of $39.9 million at December 31, 2015. The Company has allocated specific reserves of $1.3 million to accruing TDRs and $1.1 million to non-accrual TDRs at December 31, 2016, and $2.0 million to accruing TDRs and $5.4 million to non-accrual TDRs at December 31, 2015. The following table presents TDRs that were modified during 2016, their specific reserve at December 31, 2016, and charge-offs during 2016:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-offs
	(Dollars in thousands)

Commercial loans	24	$30,215	$29,385	$1,746	$830
Commercial mortgage loans	4	4,153	4,153	34	-
Residential mortgage and equity lines	2	367	367	-	-
Total	30	$34,735	$33,905	$1,780	$830

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents TDRs that were modified during 2015, their specific reserve at December 31, 2015, and charge-offs during 2015:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-offs
	(Dollars in thousands)

Commercial loans	3	$1,181	$1,181	$2	$-
Commercial mortgage loans	20	17,204	17,204	708	-
Residential mortgage and equity lines	5	1,521	1,374	42	148
Total	28	$19,906	$19,759	$752	$148

The following table presents TDRs that were modified during 2014, their specific reserve at December 31, 2014, and charge-offs during 2014:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-off
	(Dollars in thousands)

Commercial loans	4	$10,539	$10,539	$21	$-
Commercial mortgage loans	3	11,817	11,817	5,550	-
Residential mortgage and equity lines	7	2,715	2,715	29	-
Total	14	$25,071	$25,071	$5,600	$-

A summary of TDRs by type of concession and by type of loans as of December 31, 2016, and December 31, 2015, are shown below:

	December 31, 2016
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total

Commercial loans	$7,971	$-	$4,081	$12,052
Commercial mortgage loans	25,979	5,961	12,452	44,392
Residential mortgage loans	5,104	789	3,056	8,949
Total accruing TDRs	$39,054	$6,750	$19,589	$65,393

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

	December 31, 2016
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$14,565	$-	$-	$14,565
Commercial mortgage loans	2,510	1,795	10,328	14,633
Residential mortgage loans	356	-	168	524
Total non-accrual TDRs	$17,431	$1,795	$10,496	$29,722

	December 31, 2015
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$8,298	$-	$1,726	$10,024
Real estate construction loans	-	-	5,696	5,696
Commercial mortgage loans	16,701	6,045	33,800	56,546
Residential mortgage loans	5,201	999	3,214	9,414
Total accruing TDRs	$30,200	$7,044	$44,436	$81,680

	December 31, 2015
Non-accrual TDRs	Payment Deferral	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$1,033	$90	$1,123
Real estate construction loans	9,981	5,825	15,806
Commercial mortgage loans	1,544	20,362	21,906
Residential mortgage loans	388	700	1,088
Total non-accrual TDRs	$12,946	$26,977	$39,923

The activity within our TDR loans for 2016, 2015, and 2014 are shown below:

Accruing TDRs	2016	2015	2014
	(In thousands)
Beginning balance	$81,680	$104,356	$117,597
New restructurings	26,965	17,752	23,740
Restructured loans restored to accrual status	10,303	723	962
Charge-offs	(88)	(104)	-
Payments	(24,192)	(30,858)	(13,256)
Restructured loans placed on non-accrual	(13,984)	(10,189)	(24,687)
Expiration of loan concession	(15,291)	-	-
Ending balance	$65,393	$81,680	$104,356

Non-accrual TDRs	2016	2015	2014
	(In thousands)
Beginning balance	$39,923	$41,618	$38,769
New restructurings	6,940	2,006	1,331
Restructured loans placed on non-accrual	13,984	10,189	24,688
Charge-offs	(5,271)	(3,246)	(8,938)
Payments	(15,551)	(9,921)	(11,710)
Foreclosures	-	-	(1,560)
Restructured loans restored to accrual status	(10,303)	(723)	(962)
Ending balance	$29,722	$39,923	$41,618

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  There were no loans modified as TDRs during the previous twelve months that subsequently defaulted as of December 31, 2016.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty. As of December 31, 2016, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

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

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loans as an active asset is no longer warranted.

The following tables present loan portfolio by risk rating as of December 31, 2016, and as of December 31, 2015:

	As of December 31, 2016
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,023,114	$140,682	$84,293	$98	$2,248,187
Real estate construction loans	469,909	44,129	34,050	-	548,088
Commercial mortgage loans	5,410,623	250,221	124,404	-	5,785,248
Residential mortgage and equity lines	2,605,834	-	9,925	-	2,615,759
Installment and other loans	3,993	-	-	-	3,993
Total gross loans	$10,513,473	$435,032	$252,672	$98	$11,201,275

Loans held for sale	$-	$-	$7,500	$-	$7,500

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

	As of December 31, 2015
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,143,270	$110,338	$61,297	$1,958	$2,316,863
Real estate construction loans	413,765	5,776	21,502	500	441,543
Commercial mortgage loans	5,018,199	155,553	118,196	9,270	5,301,218
Residential mortgage and equity lines	2,091,434	399	9,502	-	2,101,335
Installment and other loans	2,493	-	-	-	2,493
Total gross loans	$9,669,161	$272,066	$210,497	$11,728	$10,163,452

Loans held for sale	$732	$-	$5,944	$-	$6,676

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of December 31, 2016, and as of December 31, 2015.

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage and Equity Lines	Consumer and Other	Total
	(In thousands)
December 31, 2016
Loans individually evaluated for impairment
Allowance	$1,827	$-	$573	$396	$-	$2,796
Balance	$27,761	$5,458	$64,470	$17,385	$-	$115,074

Loans collectively evaluated for impairment
Allowance	$47,376	$23,268	$34,291	$11,224	$11	$116,170
Balance	$2,220,426	$542,630	$5,720,778	$2,598,374	$3,993	$11,086,201

Total allowance	$49,203	$23,268	$34,864	$11,620	$11	$118,966
Total balance	$2,248,187	$548,088	$5,785,248	$2,615,759	$3,993	$11,201,275

December 31, 2015
Loans individually evaluated for impairment
Allowance	$530	$-	$6,792	$427	$-	$7,749
Balance	$13,568	$22,002	$81,776	$16,464	$-	$133,810

Loans collectively evaluated for impairment
Allowance	$55,669	$22,170	$42,648	$10,718	$9	$131,214
Balance	$2,303,295	$419,541	$5,219,442	$2,084,871	$2,493	$10,029,642

Total allowance	$56,199	$22,170	$49,440	$11,145	$9	$138,963
Total balance	$2,316,863	$441,543	$5,301,218	$2,101,335	$2,493	$10,163,452

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)
2015 Beginning Balance	$47,501	$27,652	$74,673	$11,578	$16	$161,420

Provision/(reversal) for loan losses	20,505	(5,684)	(26,035)	(179)	(7)	(11,400)

Charge-offs	(16,426)	-	(3,716)	(285)	-	(20,427)
Recoveries	4,619	202	4,518	31	-	9,370
Net (Charge-offs)/Recoveries	(11,807)	202	802	(254)	-	(11,057)

2015 Ending Balance	$56,199	$22,170	$49,440	$11,145	$9	$138,963
Reserve for impaired loans	$530	$-	$6,792	$427	$-	$7,749
Reserve for non-impaired loans	$55,669	$22,170	$42,648	$10,718	$9	$131,214
Reserve for off-balance sheet credit commitments	$810	$526	$158	$-	$-	$1,494

2016 Beginning Balance	$56,199	$22,170	$49,440	$11,145	$9	$138,963

Provision/(reversal) for loan losses	1,815	(6,819)	(11,123)	475	2	(15,650)

Charge-offs	(12,955)	-	(5,948)	-	-	(18,903)
Recoveries	4,144	7,917	2,495	-	-	14,556
Net (Charge-offs)/Recoveries	(8,811)	7,917	(3,453)	-	-	(4,347)

2016 Ending Balance	$49,203	$23,268	$34,864	$11,620	$11	$118,966
Reserve for impaired loans	$1,827	$-	$573	$396	$-	$2,796
Reserve for non-impaired loans	$47,376	$23,268	$34,291	$11,224	$11	$116,170
Reserve for off-balance sheet credit commitments	$2,091	$940	$41	$146	$6	$3,224

An analysis of the activity in the allowance for credit losses for the years ended December 31, 2016, 2015, and 2014 is as follows:

	December 31,
	2016	2015	2014
Allowance for Loan Losses	(In thousands)
Balance at beginning of year	$138,963	$161,420	$173,889
Reversal for credit losses	(15,650)	(11,400)	(10,800)
Transfers to reserve for off-balance sheet credit commitments	-	-	(372)
Loans charged off	(18,903)	(20,427)	(22,235)
Recoveries of charged off loans	14,556	9,370	20,938
Balance at end of year	$118,966	$138,963	$161,420

Reserve for Off-balance Sheet Credit Commitments
Balance at beginning of year	$1,494	$1,949	$1,363
Provision/(reversal) for credit losses and transfers	1,730	(455)	586
Balance at end of year	$3,224	$1,494	$1,949

Residential mortgage loans in process of formal foreclosure proceedings were $3.6 million at December 31, 2016, compared to $2.0 million at December 31, 2015.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

6.     Investments in Affordable Housing and Alternative Energy Partnerships

      The Company has invested in certain limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States. The Company’s investments in these partnerships were $236.8 million at December 31, 2016, and $172.7 million at December 31, 2015. In addition, in March 2016 and April 2015, the Company invested in alternative energy partnerships that qualify for energy tax credits.

     At December 31, 2016, seven of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s Consolidated Financial Statements increased total assets and liabilities by $23.7 million at December 31, 2016, and by $24.3 million at December 31, 2015. Other borrowings for affordable housing limited partnerships were $17.7 million at December 31, 2016, and $18.6 million at December 31, 2015; recourse is limited to the assets of the limited partnerships. Unfunded commitments for affordable housing limited partnerships of $115.0 million as of December 31, 2016, and $85.8 million as of December 31, 2015, were recorded under other liabilities. The scheduled funding date for unfunded commitment as of December 31, 2016 are $ 52.7 million in 2017, $ 33.4 million in 2018, $22.7 million in 2019, $2.6 million in 2020, $0.6 million in 2021 and $3.0 million thereafter.

     Each of the partnerships must meet regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining tax credits to be utilized over a multiple-year period are $160.2 million for Federal and $3.3 million for state at December 31, 2016. The Company’s usage of affordable housing and other tax credits approximated $13.4 million in 2016, $10.1 million in 2015, and $10.2 million in 2014. Losses in excess of the Bank’s investment in three limited partnerships have not been recorded in the Company’s Consolidated Financial Statements because the Company had fully satisfied all capital commitments required under the respective limited partnership agreements.

     Investment in alternative energy tax credit partnerships, net, was $14.3 million at December 31, 2016, compared to $10.5 million at December 31, 2015. The Company’s usage of energy tax credits approximated $24.5 million in 2016 compared to $20.9 million in 2015.

7.     Premises and Equipment

      Premises and equipment consisted of the following as of December 31, 2016, and December 31, 2015:

	As of December 31,
	2016	2015
	(In thousands)
Land and land improvements	$42,455	$42,407
Building and building improvements	78,463	78,299
Furniture, fixtures and equipment	51,654	50,378
Leasehold improvement	15,546	14,546
Construction in process	703	538
	188,821	186,168
Less: Accumulated depreciation/amortization	83,214	77,244
Premises and equipment, net	$105,607	$108,924

The amount of depreciation/amortization included in operating expense was $6.8 million in 2016, $7.0 million in 2015, and $7.1 million in 2014.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

8.	Deposits

The following table displays deposit balances as of December 31, 2016, and December 31, 2015:

	As of December 31,
	2016	2015
	(In thousands)

Demand	$2,478,107	$2,033,048
NOW accounts	1,230,445	966,404
Money market accounts	2,198,938	1,905,719
Saving accounts	719,949	618,164
Time deposits	5,047,287	4,985,752
Total	$11,674,726	$10,509,087

Time deposits outstanding as of December 31, 2016, mature as follows.

	Expected Maturity Date at December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
	(In thousands)
Time deposits	$4,597,359	$371,713	$75,266	$2,899	$39	$11	$5,047,287

Accrued interest payable on customer deposits was $2.9 million at December 31, 2016, $3.4 million at December 31, 2015, and $2.3 million at December 31, 2014. The following table summarizes the interest expense on deposits by account type for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Interest bearing demand	$1,740	$1,406	$1,229
Money market accounts	13,308	10,138	8,627
Saving accounts	1,046	901	802
Time deposits	43,327	39,443	35,111
Total	$59,421	$51,888	$45,769

The aggregate amount of domestic time deposits in denominations that meet or exceed the current FDIC insurance limit of $250,000 was $1.8 billion and $1.6 billion as of December 31, 2016 and 2015, respectively. Foreign offices time deposits of $137.7 million and $181.8 million as of December 31, 2016 and 2015, respectively, were in denominations of $250,000 or more.

9.	Borrowed Funds

Securities Sold under Agreements to Repurchase. Securities sold under agreements to repurchase were $350.0 million with a weighted average rate of 4.06% at December 31, 2016, compared to $400.0 million with a weighted average rate of 3.89% at December 31, 2015. As of December 31, 2016, four floating-to-fixed rate agreements totaling $200.0 million with weighted average rate of 5.0% and final maturity in January 2017 have initial floating rates for one year, with floating rates of the three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.89% to 5.07%. As of December 31, 2016, three fixed rate non-callable securities sold under agreements to repurchase totaled $150 million with a weighted average rate of 2.81%, compared to four fixed rate non-callable securities sold under agreements to repurchase totaling $200 million with a weighted average rate of 2.78% as of December 31, 2015. The final maturity for the three fixed rate non-callable securities sold under agreements to repurchase is $50.0 million in July 2017, $50.0 million in June 2018, and $50.0 million in July 2018.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. Government agency security, and mortgage-backed securities with a fair value of $372.0 million as of December 31, 2016, and $430.2 million as of December 31, 2015.

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	2016	2015	2014
	(Dollars in thousands)

Average amount outstanding during the year (1)	$381,967	$400,822	$629,315
Maximum amount outstanding at month-end (2)	400,000	400,000	700,000
Balance, December 31	350,000	400,000	450,000
Rate, December 31	4.06%	3.89%	3.85%
Weighted average interest rate for the year	4.01%	3.95%	3.92%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were January 2016, January 2015, and January 2014.

As of December 31, 2016, over-night borrowings from the FHLB were $275.0 million at a rate of 0.55% compared to $250.0 million at a rate of 0.27% at December 31, 2015. At December 31, 2016, $75.0 million in advances from the FHLB were outstanding at a weighted average rate of 1.48% compared to $25.0 million in advances outstanding at a weighted average rate of 1.13% at December 31, 2015. As of December 31, 2016, $25.0 million will mature in March 2018 and $50.0 million will mature in December 2019.

Other Liabilities. On November 23, 2004, the Company entered into an agreement with Mr. Dunson K. Cheng, pursuant to which he agreed to defer any bonus amounts in excess of $225,000 for the year ended December 31, 2005, until the later of January 1 of the first year following his separation from service from the Company or the first day of the seventh month following his separation from service from the Company. Accordingly, an amount equal to $610,000 was deferred in 2004 and was accrued in other liabilities in the consolidated balance sheet. The Company agreed to accrue interest on the deferred portion of the bonus at 7.0% per annum compounded quarterly. The deferred amount will be increased each quarter by the amount of interest computed for that quarter. On November 23, 2014, the interest rate was reset to 5.06% based on 275 basis points above the interest rate on the ten-year Treasury Note on that date. On March 13, 2014, the Compensation Committee of the Company awarded Mr. Cheng a cash bonus in the amount of $300,000 for the quarter ended December 31, 2013, and provided as part of the award that payment of the bonus would be deferred until the later of January 1 of the first year following his separation from service from the Company or the first day of the seventh month following his separation from service from the Company. The Company accrues interest on the deferred bonus at 5.02% per annum compounded quarterly. Beginning on the fifth anniversary of the agreement, the interest rate will be reset at 350 basis points above the then prevailing interest rate on the five-year Treasury Note.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Interest of $83,000 during 2016, $79,000 during 2015, and $93,000 during 2014 was accrued on the deferred bonuses. The balance was $1.7 million at December 31, 2016, and $1.6 million at December 31, 2015.

10.	Capital Resources

Total equity was $1.83 billion at December 31, 2016, an increase of $80.8 million, or 4.6%, from $1.75 billion at December 31, 2015, primarily due to increases in net income of $175.1 million, and in other comprehensive income of $4.7 million, proceeds from exercise of stock options of $7.7 million, from dividend reinvestment of $2.3 million which were offset by purchases of treasury stock of $54.4 million and common stock cash dividends of $59.3 million. The Company paid cash dividends of $0.75 per common share in 2016 and $0.56 per common share in 2015.

       In August 2015, the Company resumed stock repurchases under the November 2007 repurchase program and repurchased the remaining 622,500 shares for $18.1 million, or an average price of $29.08 per share. Also, in August 2015, the Board of Directors approved a stock repurchase program for the Company to buy back up to two million shares of our common stock, and 1,366,750 shares were repurchased during 2015. In January and February of 2016, the Company repurchased the remaining 633,250 shares under the August 2015 repurchase program for $17.0 million, or an average price of $26.82 per share.

On February 1, 2016, the Board of Directors approved a new stock repurchase program to buy back up to $45.0 million of our common stock. In 2016, the Company repurchased 1,380,578 shares for $37.5 million, or $27.13 per share under the February 2016 repurchase program. As of December 31, 2016, the Company may repurchase up to $7.5 million of its common stock under the February 2016 repurchase program.

The U.S. Treasury received warrants to purchase common stock of 1,846,374 shares at an exercise price of $20.96 as part of the Company’s participation in the U.S. Treasury Troubled Asset Relief Program Capital Purchase Program. As a result of the anti-dilution adjustments under the warrant, the exercise price at December 31, 2016 has been adjusted to $20.65 and the number of warrants increased by 1.5%. During 2016, 930,113 warrants were exercised on a cashless basis and 388,001 common shares were issued. At December 31, 2016, 943,345 warrants remain exercisable.

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

The five special purpose trusts are considered variable interest entities. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the Consolidated Financial Statements of the Company. The Junior Subordinated Notes, all of which were issued before May 19, 2010, are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes. Under the Dodd-Frank Act, trust preferred securities issued before May 19, 2010 by the Bancorp and other bank holding companies with assets of less than $15 billion as of December 31, 2019 continue to qualify for Tier 1 capital treatment. Interest expense, excluding impact of cash flow interest rate swaps entered into during June 2014, on the Junior Subordinated Notes was $3.5 million for 2016, $3.0 million for 2015, and $2.9 million for 2014.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

      The table below summarizes the outstanding Junior Subordinated Notes issued by the Company to each trust as of December 31, 2016:

		Principal	Not			Current	Date of	Payable/
	Issuance	Balance of	Redeemable	Stated	Annualized	Interest	Rate	Distribution
Trust Name	Date	Notes	Until	Maturity	Coupon Rate	Rate	Change	Date
(Dollars in thousands)
Cathay Capital
Trust I	June 26,	$20,619	June 30,	June 30,	3-month	4.15%	December 30,	March 30
	2003		2008	2033	LIBOR		2016	June 30
					+ 3.15%			September 30
								December 30
Cathay Statutory
Trust I	September 17,	20,619	September 17,	September 17,	3-month	3.99%	December 19,	March 17
	2003		2008	2033	LIBOR		2016	June 17
					+ 3.00%			September 17
								December 17
Cathay Capital
Trust II	December 30,	12,887	March 30,	March 30,	3-month	3.90%	December 30,	March 30
	2003		2009	2034	LIBOR		2016	June 30
					+ 2.90%			September 30
								December 30
Cathay Capital
Trust III	March 28,	46,392	June 15,	June 15,	3-month	2.44%	December 15,	March 15
	2007		2012	2037	LIBOR		2016	June 15
					+ 1.48%			September 15
								December 15
Cathay Capital
Trust IV	May 31,	18,619	September 6,	September 6,	3-month	2.35%	December 6,	March 6
	2007		2012	2037	LIBOR		2016	June 6
					+ 1.4%			September 6
								December 6
Total Junior Subordinated Notes		$119,136

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

11.     Income Taxes

     For the years ended December 31, 2016, 2015, and 2014, the current and deferred amounts of the income tax expense are summarized as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current:

Federal	$28,788	$31,587	$36,180
State	22,364	26,396	14,481
Total Current	$51,152	$57,983	$50,661

Deferred:

Federal	$11,775	$3,738	$23,783
State	4,174	(1,734)	7,521
Total Deferred	$15,949	$2,004	$31,304

Total income tax expense	$67,101	$59,987	$81,965

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes. Net deferred tax assets at December 31, 2016, and at December 31, 2015, are included in other assets in the accompanying Consolidated Balance Sheets and are as follows:

	As of December 31,
	2016	2015
	(In thousands)
Deferred Tax Assets
Loan loss allowance, due to differences in computation of bad debts	$51,192	$59,639
Share-based compensation	4,729	7,513
Accrual for bonuses	6,095	4,984
Non-accrual interest	4,246	4,929
Accrual for litigation	-	3,209
Write-down on equity securities and venture capital investments	4,437	3,981
Depreciation and amortization	8,334	2,917
State tax	6,426	4,802
Unrealized loss on interest rate swaps	1,763	2,173
Unrealized loss on securities available-for-sale, net	1,121	3,940
Other, net	3,598	2,127
Gross deferred tax assets	91,941	100,214

Deferred Tax Liabilities
Deferred loan costs	(8,695)	-
Investment in affordable housing partnerships	(2,659)	(1,444)
Basis difference in acquired assets	(4,841)	(4,947)
Dividends on Federal Home Loan Bank common stock	(1,322)	(1,322)
Other, net	(3,228)	(1,937)
Gross deferred tax liabilities	(20,745)	(9,650)
Net deferred tax assets	$71,196	$90,564

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The Company had income tax refunds receivables of $14.6 million at December 31, 2016, and $28.9 million at December 31, 2015. These income tax receivables are included in other assets in the accompanying Consolidated Balance Sheets.

At both December 31, 2016 and 2015, there were no unrecognized tax benefits. The Company’s tax returns are open for audits by the Internal Revenue Service back to 2013 and by the California Franchise Tax Board back to 2012. It is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

      Income tax expense results in effective tax rates that differ from the statutory Federal income tax rate for the years indicated as follows:

	Year Ended December 31,
	2016		2015		2014
	(Dollars in thousands)
Tax provision at Federal statutory rate	$84,770	35.0%	$77,384	35.0%	$76,928	35.0%
State income taxes, net of Federal income tax benefit	17,250	7.1	14,656	6.6	14,324	6.6
Low income housing and other tax credits	(37,901)	(15.6)	(30,986)	(14.0)	(10,014)	(4.6)
Non-deductible stock options expense	3,469	1.4	-	-	-	-
Other, net	(487)	(0.2)	(1,067)	(0.5)	727	0.3
Total income tax expense	$67,101	27.7%	$59,987	27.1%	$81,965	37.3%

12.     Stockholders’ Equity and Earnings per Share

       As a bank holding company, the Bancorp’s ability to pay dividends will depend upon the dividends it receives from the Bank and on the income it may generate from any other activities in which it may engage, either directly or through other subsidiaries.

Under California banking law, the Bank may not, without regulatory approval, pay a cash dividend that exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2016, is restricted to approximately $178.2 million.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the years ended December 31, 2016, and 2015 was as follows:

	2016			2015
	Pre-tax	Tax expense/ (Benefit)	Net-of-tax	Pre-tax	Tax expense/ (Benefit)	Net-of-tax
	(In thousands)
Beginning balance, loss, net of tax
Securities available-for-sale			$(5,431)			$(3,172)
Cash flow hedge derivatives			(2,995)			(2,397)
Total			$(8,426)			$(5,569)
Net unrealized (losses)/gains arising during the period
Securities available-for-sale	$11,603	$4,878	$6,725	$(7,247)	$(3,047)	$(4,200)
Cash flow hedge derivatives	1,423	598	825	(1,032)	(434)	(598)
Total	13,026	5,476	7,550	(8,279)	(3,481)	(4,798)
Reclassification adjustment for net losses/(gains) included in net income
Securities available-for-sale	(4,898)	(2,059)	(2,839)	3,349	1,408	1,941
Cash flow hedge derivatives	-	-	-	-	-	-
Total	(4,898)	(2,059)	(2,839)	3,349	1,408	1,941
Total other comprehensive (loss)/income
Securities available-for-sale	6,705	2,819	3,886	(3,898)	(1,639)	(2,259)
Cash flow hedge derivatives	1,423	598	825	(1,032)	(434)	(598)
Total	$8,128	$3,417	$4,711	$(4,930)	$(2,073)	$(2,857)
Ending balance, loss, net of tax
Securities available-for sale			$(1,545)			$(5,431)
Cash flow hedge derivatives			(2,170)			(2,995)
Total			$(3,715)			$(8,426)

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

      The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	2016			2015			2014
			Per			Per			Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except shares and per share data)
Net income	$175,099			$161,109			$137,830
Basic EPS, income	$175,099	79,153,762	$2.21	$161,109	80,563,577	$2.00	$137,830	79,661,571	$1.73

Effect of dilutive stock options		775,500			731,219			445,324

Diluted EPS, income	$175,099	79,929,262	$2.19	$161,109	81,294,796	$1.98	$137,830	80,106,895	$1.72

Options to purchase an additional 242,419 shares at December 31, 2016, and 988,569 shares at December 31, 2015, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

      Financial instruments for which contract amounts represent the amount of credit risk include the following:

	As of December 31,
	2016	2015
	(In thousands)
Commitments to extend credit	$2,062,241	$1,971,848
Standby letters of credit	75,396	49,081
Commercial letters of credit	37,283	38,131
Bill of lading guarantees	75	454
Total	$2,174,995	$2,059,514

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

      As of December 31, 2016, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

As of December 31, 2016, commitments to extend credit of $2.1 billion include commitments to fund fixed rate loans of $75.7 million and adjustable rate loans of $1.99 billion.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

      Leases. The Company is obligated under a number of operating leases for premises and equipment with terms ranging from one to 25 years, many of which provide for periodic adjustment of rentals based on changes in various economic indicators. Rental expense was $10.2 million for 2016, $9.3 million for 2015, and $8.2 million for 2014. The following table shows future minimum payments under operating leases with terms in excess of one year as of December 31, 2016.

Year Ending December 31,	Commitments
(In thousands)
2017	$8,562
2018	7,047
2019	5,192
2020	3,488
2021	3,102
Thereafter	7,778
Total minimum lease payments	$35,169

      Rental income was $0.4 million for 2016, $0.3 million for 2015, and $0.2 million for 2014. The following table shows future rental payments to be received under operating leases with terms in excess of one year as of December 31, 2016:

(In thousands)
2017	$260
2018	153
2019	73
2020	15
Thereafter	-
Total minimum lease payments to be received	$501

14.           Financial Derivatives

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

In May 2014, the Bancorp entered into five interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 0.98%. As of December 31, 2016, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $2.2 million, net of taxes, was included in other comprehensive income compared to unrealized loss of $3.0 million at December 31, 2015. For the year ended December 31, 2016, the periodic net settlement of interest rate swaps included in interest expense was $2.3 million compared to $2.8 million in 2015. As of December 31, 2016, and 2015, the ineffective portion of these interest rates swaps was not significant.

As of December 31, 2016, the Bank’s outstanding interest rate swap contracts had a notional amount of $361.5 million for various terms from two to eight years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.61% and receives a variable rate at the one month LIBOR rate plus a weighted average spread of 316 basis points, or at a weighted average rate of 3.82%. As of December 31, 2016, and 2015, the notional amount of fair value interest rate swaps was $361.5 million and $340.3 million, respectively, and their unrealized gain of $938,000 and unrealized loss of $1.3 million, respectively, were included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $3.6 million in 2016 compared to $3.3 million in 2015. As of December 31, 2016, and 2015, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $6.9 million as of December 31, 2016.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At December 31, 2016, the notional amount of option contracts totaled 12.1 million with a net negative fair value of $121,000. At December 31, 2016, spot, forward, and swap contracts in the total notional amount of $82.4 million had a positive fair value of $1.3 million. Spot, forward, and swap contracts in the total notional amount of $89.5 million had a negative fair value of $3.1 million at December 31, 2016. At December 31, 2015, the notional amount of option contracts totaled $9.4 million with a net negative fair value of $28,000. At December 31, 2015, spot, forward, and swap contracts in the total notional amount of $100.6 million had a positive fair value of $3.3 million. Spot, forward, and swap contracts in the total notional amount of $115.4 million had a negative fair value of $4.1 million at December 31, 2015.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

15.      Fair Value Measurements

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

The Company uses the following methodologies to measure the fair value of its financial assets and liabilities on a recurring basis:

Securities Available for Sale. For certain actively traded agency preferred stocks, mutual funds, U.S. Treasury securities, and other equity securities, the Company measures the fair value based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement. The Company also measures securities by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement. This category generally includes U.S. Government agency securities, state and municipal securities, mortgage-backed securities (“MBS”), commercial MBS, collateralized mortgage obligations, asset-backed securities, corporate bonds and trust preferred securities.

Warrants. The Company measures the fair value of warrants based on unobservable inputs based on assumption and management judgment, a Level 3 measurement.

Currency Option Contracts and Foreign Exchange Contracts. The Company measures the fair value of currency option and foreign exchange contracts based on observable market rates on a recurring basis, a Level 2 measurement.

Interest Rate Swaps. The Company measures the fair value of interest rate swaps using third party models with observable market data, a Level 2 measurement.

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

Core Deposit Intangibles. Core deposit intangibles is initially recorded at fair value based on a valuation of the core deposits acquired and is amortized over its estimated useful life, which range from 4 to 10 years, to its residual value in proportion to the economic benefits consumed. The Company assesses the recoverability of this intangible asset on a nonrecurring basis using the core deposits remaining at the assessment date and the fair value of cash flows expected to be generated from the core deposits, a Level 3 measurement. The weighted average amortization period and the remaining amortization is considered minor.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at December 31, 2016, and at December 31, 2015:

As of December 31, 2016	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$489,017	$-	$-	$489,017
U.S. government sponsored entities	-	390,331	-	390,331
Mortgage-backed securities	-	336,260	-	336,260
Collateralized mortgage obligations	-	28	-	28
Corporate debt securities	-	74,350	-	74,350
Mutual funds	6,230	-	-	6,230
Preferred stock of government sponsored entities	7,308	-	-	7,308
Other equity securities	10,821	-	-	10,821
Total securities available-for-sale	513,376	800,969	-	1,314,345
Warrants	-	-	79	79
Interest rate swaps	-	938	-	938
Foreign exchange contracts	-	1,302	-	1,302
Total assets	$513,376	$803,209	$79	$1,316,664

Liabilities

Option contracts	$-	$121	$-	$121
Interest rate swaps	-	3,744	-	3,744
Foreign exchange contracts	-	3,132	-	3,132
Total liabilities	$-	$6,997	$-	$6,997

As of December 31, 2015	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$284,288	$-	$-	$284,288
U.S. government sponsored entities	-	148,160	-	148,160
Mortgage-backed securities	-	1,062,269	-	1,062,269
Collateralized mortgage obligations	-	36	-	36
Corporate debt securities	-	73,855	-	73,855
Mutual funds	5,833	-	-	5,833
Preferred stock of government sponsored entities (1)	3,216	-	-	3,216
Other equity securities (1)	8,695	-	-	8,695
Total securities available-for-sale	302,032	1,284,320	-	1,586,352
Warrants	-	-	62	62
Foreign exchange contracts	-	3,339	-	3,339
Total assets	$302,032	$1,287,659	$62	$1,589,753

Liabilities

Option contracts	$-	$28	$-	$28
Interest rate swaps	-	6,496	-	6,496
Foreign exchange contracts	-	4,124	-	4,124
Total liabilities	$-	$10,648	$-	$10,648

(1) Preferred stock of government sponsored entities and other equity securities as of December 31, 2015 were reclassified as level 1 rather than level 2 as originally classified due to the availability of quoted prices in active markets.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at December 31, 2016 and 2015, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at December 31, 2016, and at December 31, 2015, and the total losses for the periods indicated:

	As of December 31, 2016				Total Losses/(Gains)
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2016	December 31, 2015
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$-	$-	$2,813	$2,813	$322	$806
Commercial mortgage loans	-	-	9,444	9,444	-	598
Residential mortgage and equity lines	-	-	11,679	11,679	-	146
Total impaired loans	-	-	23,936	23,936	322	1,550
Other real estate owned (1)	-	6,006	4,372	10,378	9	404
Investments in venture capital and private company stock	-	-	3,667	3,667	976	553
Total assets	$-	$6,006	$31,975	$37,981	$1,307	$2,507

(1) Other real estate owned balance of $20.1 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2015				Total Losses/(Gains)
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2015	December 31, 2014
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$-	$-	$6,317	$6,317	$806	$17
Commercial mortgage loans	-	-	20,359	20,359	598	3,914
Residential mortgage and equity lines	-	-	13,009	13,009	146	27
Total impaired loans	-	-	39,685	39,685	1,550	3,958
Other real estate owned (1)	-	10,047	4,235	14,282	404	202
Investments in venture capital and private company stock	-	-	4,922	4,922	553	436
Total assets	$-	$10,047	$48,842	$58,889	$2,507	$4,596

(1) Other real estate owned balance of $24.7 million in the Consolidated Balance Sheets is net of estimated disposal costs.

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

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are the expected life of warrant ranging from 1 to 7 years, risk-free interest rate from 1.05% to 2.59%, and stock volatility of the Company from 11.1% to 14.8%.

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

Securities. For securities, including securities held-to-maturity, available-for-sale and for trading, fair values were based on quoted market prices at the reporting date. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities or dealer quotes. For certain actively traded agency preferred stocks, U.S. Treasury securities, and other equity securities, the Company measures the fair value based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement. The Company also measures securities by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement. This category generally includes U.S. Government agency securities, state and municipal securities, mortgage-backed securities (“MBS”), commercial MBS, collateralized mortgage obligations, asset-backed securities, and corporate bonds.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Fair Value of Financial Instruments

	December 31, 2016		December 31, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$218,017	$218,017	$180,130	$180,130
Short-term investments	967,067	967,067	536,880	536,880
Securities available-for-sale	1,314,345	1,314,345	1,586,352	1,586,352
Loans held for sale	7,500	7,500	6,676	6,676
Loans, net	11,077,315	11,006,344	10,016,227	9,938,810
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250
Warrants	79	79	62	62

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$82,439	$1,302	$100,602	$3,339
Interest rate swaps	361,526	938	-	-

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$11,674,726	$11,680,017	$10,509,087	$10,509,879
Securities sold under agreements to repurchase	350,000	351,989	400,000	413,417
Advances from Federal Home Loan Bank	350,000	350,062	275,000	274,488
Other borrowings	17,662	15,944	18,593	16,684
Long-term debt	119,136	63,169	119,136	58,420

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$12,117	$121	$9,396	$28
Foreign exchange contracts	89,545	3,132	115,418	4,124
Interest rate swaps	119,136	3,744	459,416	6,496

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$2,062,241	$(6,025)	$1,971,848	$(5,570)
Standby letters of credit	75,396	(668)	49,081	(194)
Other letters of credit	37,283	(16)	38,131	(22)
Bill of lading guarantees	75	(0)	454	(1)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the level in the fair value hierarchy for the estimated fair values of only financial instruments that are not already on the Consolidated Balance Sheets at fair value at December 31, 2016, and December 31, 2015.

	As of December 31, 2016
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$218,017	$218,017	$-	$-
Short-term investments	967,067	967,067	-	-
Securities available-for-sale	1,314,345	513,376	800,969	-
Loans held-for-sale	7,500	-	-	7,500
Loans, net	11,006,344	-	-	11,006,344
Investment in Federal Home Loan Bank stock	17,250	-	17,250	-
Warrants	79	-	-	79
Financial Liabilities
Deposits	11,680,017	-	-	11,680,017
Securities sold under agreement to repurchase	351,989	-	351,989	-
Advances from Federal Home Loan Bank	350,062	-	350,062	-
Other borrowings	15,944	-	-	15,944
Long-term debt	63,169	-	63,169	-

	As of December 31, 2015
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$180,130	$180,130	$-	$-
Short-term investments	536,880	536,880	-	-
Securities available-for-sale (1)	1,586,352	302,032	1,284,320	-
Loans held-for-sale	6,676	-	-	6,676
Loans, net	9,938,810	-	-	9,938,810
Investment in Federal Home Loan Bank stock	17,250	-	17,250	-
Warrants	62	-	-	62
Financial Liabilities
Deposits	10,509,879	-	-	10,509,879
Securities sold under agreement to repurchase	413,417	-	413,417	-
Advances from Federal Home Loan Bank	274,488	-	-	274,488
Other borrowings	16,684	-	-	16,684
Long-term debt	58,420	-	58,420	-

(1) Preferred stock of government sponsored entities and other equity securities as of December 31, 2015 were reclassified as level 1 rather than level 2 as originally classified due to the availability of quoted prices in active markets.

17.      Employee Benefit Plans

     Employee Stock Ownership Plan. Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company can make annual contributions to a trust in the form of either cash or common stock of the Bancorp for the benefit of eligible employees. Employees are eligible to participate in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for each of two consecutive years for salaried part-time employees. The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations. The Company also pays for the administration of this plan and of the trust. The Company has not made contributions to the trust since 2004 and does not expect to make any contributions in the future. Effective June 17, 2004, the ESOP was amended to provide the participants the election either to reinvest the dividends on the Company stock allocated to their accounts or to have these dividends distributed to the participant. The ESOP trust purchased 19,377 shares in 2016, 18,012 shares in 2015, and 11,887 shares in 2014, of the Bancorp’s common stock at an aggregate cost of $600,000 in 2016, $541,000 in 2015, and $301,902 in 2014. The distribution of benefits to participants totaled 103,367 shares in 2016, 107,202 shares in 2015, and 73,439 shares in 2014. As of December 31, 2016, the ESOP owned 918,360 shares, or 1.2%, of the Company’s outstanding common stock.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

401(k) Plan. In 1997, the Board approved the Company’s 401(k) Profit Sharing Plan, which began on March 1, 1997. Salaried employees who have completed three months of service and have attained the age of 21 are eligible to participate. Enrollment dates are on the first of each month. Participants may contribute up to 75% of their eligible compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code. Participants may change their contribution election on the enrollment dates. The vesting schedule for the matching contribution is 0% for less than two years of service, 25% after two years of service and from then on, at an increment of 25% each year until 100% is vested after five years of service. Effective on October 1, 2014, the Company matches 100% on the first 4.0% of eligible compensation contributed per pay period by the participant, after one year of service. The Company’s contribution amounted to $2.1 million in 2016, $2.0 million in 2015, and $1.4 million in 2014. The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulations. Participants may also borrow up to 50% of the vested amount, with a maximum of $50,000. The minimum loan amount is $1,000.

18.      Equity Incentive Plans

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan. Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock, for up to 7,000,000 shares of the Company’s common stock on a split adjusted basis. In May 2005, the stockholders of the Company approved the 2005 Incentive Plan. In May 2015, the stockholders of the Company approved, amendment, and restatement of the 2005 Incentive Plan which provides that 3,562,168 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, or as restricted stock, or as restricted stock units. As of December 31, 2016, the only options granted by the Company under the 2005 Incentive Plan, as amended and restated, were non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to Mr. Dunson K. Cheng in 2005 and 2008. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. There were no options granted during the three years ended 2016. The Company expects to issue new shares to satisfy stock option exercises and the vesting of restricted stock units.

Cash received from exercises of stock options totaled $7.7 million for 327,830 shares in 2016, $5.0 million for 214,580 shares in 2015, and $128,000 for 5,500 shares in 2014. Aggregate intrinsic value for options exercised was $4.0 million in 2016 compared to $2.0 million in 2015.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

A summary of stock option activity for 2016, 2015, and 2014 follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in thousands)
Balance, December 31, 2013	2,812,874	31.81	1.9	$2,119
Exercised	(5,500)	$23.37
Forfeited	(474,470)	29.28
Balance, December 31, 2014	2,332,904	32.34	1.2	$1,388
Exercised	(214,580)	$23.37
Forfeited	(1,087,154)	35.13
Balance, December 31, 2015	1,031,170	31.27	0.9	$3,268
Exercised	(327,830)	$23.37
Forfeited	(620,670)	36.50
Balance, December 31, 2016	82,670	23.37	1.1	$1,211
Exercisable, December 31, 2016	82,670	$23.37	1.1	$1,211

At December 31, 2016, 3,524,517 shares were available under the 2005 Incentive Plan for future grants.

In addition to stock options, the Company also grants restricted stock units to eligible employees which vest subject to continued employment at the vesting dates.

The Company granted restricted stock units for 88,693 shares at an average closing price of $30.37 per share in 2016, 72,900 shares at an average closing price of $28.11 per share in 2015, and for 17,601 shares at an average closing price of $24.66 per share in 2014. The restricted stock units granted in 2014, 2013, and 2012 are scheduled to vest two years from grant date. The restricted stock units granted in 2015 and 2016 are scheduled to vest three years from grant date.

In December 2013, the Company granted performance share unit awards in which the number of units earned is calculated based on the relative total shareholder return (“TSR”) of the Company’s common stock as compared to the TSR of the KBW Regional Banking Index. In addition, the Company granted performance share unit awards in which the number of units earned is determined by comparison to the targeted EPS as defined in the award for the 2014 to 2016 period. In December 2016, in addition to TSR and EPS awards, the Company granted performance share unit awards in which the number of units earned is determined by comparison to the targeted return of assets ROA as defined in the award for December 2016. Performance TSR restricted stock units for 119,840 shares and performance EPS restricted stock units for 116,186 shares were granted to eight executive officers in 2013. In December 2014, the Company granted additional performance TSR restricted stock units for 60,456 shares and performance EPS restricted stock units for 57,642 shares were granted to seven executive officers. In December 2015, the Company granted additional performance TSR restricted stock units for 61,209 shares and performance EPS restricted stock units for 57,409 shares were granted to seven executive officers. In December 2016, the Company granted additional performance TSR restricted stock units for 30,319 shares, performance EPS restricted stock units for 58,241 shares, and performance ROA restricted stock units for 29,119 shares were granted to seven executive officers. Performance TSR, performance EPS, and performance ROA shares awarded are scheduled to vest three years from grant date.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents restricted stock unit activity for 2016, 2015, and 2014:

Units
Balance at December 31, 2013	379,458
Granted	135,699
Vested	(122,832)
Cancelled or forfeited	(5,860)
Balance at December 31, 2014	386,465
Granted	191,518
Vested	(26,924)
Cancelled or forfeited	(8,684)
Balance at December 31, 2015	542,375
Granted	206,372
Vested	(13,780)
Cancelled or forfeited	(7,548)
Balance at December 31, 2016	727,419

All awards are deemed probable of issuance and the compensation expense recorded for restricted stock units was $4.4 million in 2016, $4.5 million in 2015, and $3.8 million in 2014. Unrecognized stock-based compensation expense related to restricted stock units was $10.0 million at December 31, 2016, and is expected to be recognized over the next 2.4 years.

The following table summarizes the tax benefit from options exercised:

	2016	2015	2014
	(In thousands)
Short-fall of tax deductions in excess of grant-date fair value	$-	$(5,348)	$(1,285)
Benefit of tax deductions on grant-date fair value	-	6,485	1,292
Total benefit of tax deductions	$-	$1,137	$7

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

19.     Condensed Financial Information of Cathay General Bancorp

The condensed financial information of the Bancorp as of December 31, 2016, and December 31, 2015, and for the years ended December 31, 2016, 2015, and 2014 is as follows:

Balance Sheets

	As of December 31,
	2016	2015
	(In thousands, except
	share and per share data)
Assets
Cash	$34,596	$5,048
Cash pledged as margin for interest rate swaps	6,895	7,936
Short-term certificates of deposit	325	24,324
Securities available for sale	18,129	11,911
Investment in bank subsidiaries	1,879,868	1,807,825
Investment in non-bank subsidiaries	5,448	5,979
Other assets	6,674	9,551
Total assets	$1,951,935	$1,872,574
Liabilities
Junior subordinated debt	$119,136	$119,136
Other liabilities	4,260	5,660
Total liabilities	123,396	124,796
Commitments and contingencies	-	-
Stockholders' equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 87,820,920 issued and 79,610,277 outstanding at December 31, 2016, and 87,002,931 issued and 80,806,116 outstanding at December 31, 2015	878	870
Additional paid-in-capital	895,480	880,822
Accumulated other comprehensive loss, net	(3,715)	(8,426)
Retained earnings	1,175,485	1,059,660
Treasury stock, at cost (8,210,643 shares at December 31, 2016, and 6,196,815 shares at December 31, 2015)	(239,589)	(185,148)
Total stockholders' equity	1,828,539	1,747,778
Total liabilities and stockholders' equity	$1,951,935	$1,872,574

Statements of Operations

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash dividends from Cathay Bank	$113,448	$163,301	$30,000
Cash dividends from GBC Venture Capital	950	-	-
Interest income	48	68	88
Interest expense	5,791	5,776	4,469
Non-interest (loss)/income	(488)	(1,858)	10,144
Non-interest expense	3,756	4,644	2,248
Income before income tax benefit	104,411	151,091	33,515
Income tax (benefit)/expense	(4,199)	(5,134)	1,478
Income before undistributed earnings of subsidiaries	108,610	156,225	32,037
Undistributed earnings of subsidiary	66,489	4,884	105,793
Net income	$175,099	$161,109	$137,830

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from Operating Activities
Net income	$175,099	$161,109	$137,830
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(67,770)	(4,884)	(105,793)
Dividends in excess of earnings of non-bank subsidiaries	1,281	-	-
Gains on sale of securities	-	-	(10,689)
Income associated with debt redemption	-	-	(555)
Write-downs on venture capital and other investments	503	468	432
Write-downs on impaired securities	206	-	264
Loss in fair value of warrants	(17)	-	3
Stock issued to directors as compensation	550	495	350
Excess tax short-fall from stock options	-	5,348	1,285
Net change in other assets	(1,136)	619	(3,445)
Net change in other liabilities	(756)	(5,438)	(1,294)
Net cash provided by operating activities	107,960	157,717	18,388
Cash flows from Investment Activities
(Increase)/decrease in short-term investment	23,999	(1,121)	14,797
Proceeds from sale of available-for-sale securities	294	-	12,083
Purchase of available-for-sale securities	-	(410)	(7,920)
Venture capital and other investments	134	-	(590)
Acquisition, net of cash acquired	-	(57,006)	-
Net cash (used in)/provided by investment activities	24,427	(58,537)	18,370
Cash flows from Financing Activities
Repayment of long-term debt	-	-	(1,445)
Cash dividends	(59,274)	(45,283)	(23,104)
Proceeds from shares issued under the Dividend Reinvestment Plan	2,277	4,175	2,848
Proceeds from exercise of stock options	7,661	5,014	128
Taxes paid related to net share settlement of RSUs	(103)	(227)	(850)
Excess tax short-fall from share-based payment arrangements	-	(5,348)	(1,285)
Purchase of treasury stock	(54,441)	(59,412)	-
Net cash used in financing activities	(103,880)	(101,081)	(23,708)
Increase/(Decrease) in cash and cash equivalents	28,507	(1,901)	13,050
Cash and cash equivalents, beginning of the year	12,984	14,885	1,835
Cash and cash equivalents, end of the year	$41,491	$12,984	$14,885

20.     Dividend Reinvestment Plan

      The Company has a Dividend Reinvestment Plan which allows for participants’ reinvestment of cash dividends and certain optional additional investments in the Bancorp’s common stock. Shares issued under the plan and the consideration received were 72,231 shares for $2.3 million in 2016, 148,582 shares for $4.2 million in 2015, and 116,957 shares for $2.8 million in 2014.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

      The Federal Deposit Insurance Corporation has established five capital ratio categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A well capitalized institution must have a common equity tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%. At December 31, 2016 and 2015, the Bank qualified as well capitalized under the regulatory framework for prompt corrective action.

The Bancorp’s and the Bank’s capital and leverage ratios as of December 31, 2016, and December 31, 2015, are presented in the tables below:

	Cathay General Bancorp				Cathay Bank
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Common equity Tier 1 capital ( to risk-weighted assets)	$1,459,351	12.84	$1,383,377	12.95	$1,515,096	13.35	$1,443,159	13.54
Common equity Tier 1 capital minimum requirement	511,590	4.50	480,830	4.50	510,582	4.50	479,801	4.50
Excess	$947,761	8.34	$902,547	8.45	$1,004,514	8.85	$963,358	9.04

Tier 1 capital (to risk-weighted assets)	$1,574,806	13.85	$1,498,810	14.03	$1,515,096	13.35	$1,443,159	13.54
Tier 1 capital minimum requirement	682,120	6.00	641,107	6.00	680,776	6.00	639,735	6.00
Excess	$892,686	7.85	$857,703	8.03	$834,320	7.35	$803,424	7.54

Total capital (to risk-weighted assets)	$1,702,144	14.97	$1,634,631	15.30	$1,637,286	14.43	$1,576,525	14.79
Total capital minimum requirement	909,493	8.00	854,809	8.00	907,701	8.00	852,980	8.00
Excess	$792,651	6.97	$779,822	7.30	$729,585	6.43	$723,545	6.79

Tier 1 capital (to average assets) – Leverage ratio	$1,574,806	11.57	$1,498,810	11.95	$1,515,096	11.16	$1,443,159	11.53
Minimum leverage requirement	544,614	4.00	501,875	4.00	543,059	4.00	500,455	4.00
Excess	$1,030,192	7.57	$996,935	7.95	$972,037	7.16	$942,704	7.53

Risk-weighted assets	$11,368,663		$10,685,115		$11,346,260		$10,662,248
Total average assets (1)	$13,615,348		$12,546,879		$13,576,477		$12,511,382

(1)

The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

22.	Balance Sheet Offsetting

Certain financial instruments, including resell and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. The Company’s securities sold with agreements to repurchase and derivative transactions with upstream financial institution counter parties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases, there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset such financial instruments for financial reporting purposes.

Financial instruments that are eligible for offset in the condensed consolidated balance sheets, as of December 31, 2016, and December 31, 2015, are presented in the following tables:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
December 31, 2016	(In thousands)

Assets:
Derivatives	$938	$-	$938	$-	$-	$938
Liabilities:
Securities sold under agreements to repurchase	$350,000	$-	$350,000	$-	$(350,000)	$-
Derivatives	$3,744	$-	$3,744	$-	$(3,744)	$-

December 31, 2015

Liabilities:
Securities sold under agreements to repurchase	$400,000	$-	$400,000	$-	$(400,000)	$-
Derivatives	$6,496	$-	$6,496	$-	$(6,496)	$-

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

23.	Quarterly Results of Operations (Unaudited)

The following table sets forth selected unaudited quarterly financial data:

	Summary of Operations
	2016				2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Interest income	$130,668	$124,155	$121,902	$122,345	$119,519	$116,867	$112,386	$104,934
Interest expense	20,766	20,331	20,126	19,977	20,103	19,221	17,632	17,008
Net interest income	109,902	103,824	101,776	102,368	99,416	97,646	94,754	87,926

Reversal for credit losses	-	-	(5,150)	(10,500)	(3,000)	(1,250)	(2,150)	(5,000)
Net-interest income after reversal for loan losses	109,902	103,824	106,926	112,868	102,416	98,896	96,904	92,926

Non-interest income	7,961	8,811	9,057	7,541	9,350	9,156	5,619	8,549
Non-interest expense	53,503	50,737	68,879	51,571	53,533	57,471	47,585	44,131
Income before income tax expense	64,360	61,898	47,104	68,838	58,233	50,581	54,938	57,344
Income tax expense	16,345	15,808	12,273	22,675	16,787	12,098	9,738	21,364
Net income	$48,015	$46,090	$34,831	$46,163	$41,446	$38,483	$45,200	$35,980
Net income per common share
Basic	$0.61	$0.58	$0.44	$0.58	$0.51	$0.47	$0.57	$0.45
Diluted	$0.60	$0.58	$0.44	$0.57	$0.51	$0.47	$0.56	$0.45

24.	Subsequent Events

Dividend Declared

On February 16, 2017, the Company's Board declared first quarter 2017 dividends for the Company's common stock. The common stock cash dividend of $0.21 per share will be paid on March 10, 2017 to stockholders of record on March 1, 2017.

The Company has evaluated the effect of events that have occurred subsequent to December 31, 2016 through the date of issuance of the Consolidated Financial Statements, and there have been no material events that would require recognition in the Consolidated Financial Statements or disclosure in the notes to the Consolidated Financial Statements.