Form 10-Q
period 2017-03-31
CATHAY GENERAL BANCORP
filed 2017-05-08
CIK 861842

 UNITED STATES

securities and exchange commission

Washington, D.C. 20549

form 10-q

(Mark One)

[ X ]      quarterly report pursuant to section 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017

OR

[ ]     transition report pursuant to section 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-31830

Cathay General Bancorp
(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                  Yes ☑          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           Yes ☑          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “ emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                             Yes ☐          No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, 79,833,699 shares outstanding as of April 28, 2017.

CATHAY GENERAL BANCORP AND SUBSIDIARies

1st quarter 2017 REPORT ON FORM 10-Q

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

These and other factors are further described in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016 (Item 1A in particular), other reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings Bancorp makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak to the date of this report. We have no intention and undertake no obligation to update any forward-looking statement or to publicly announce any revision of any forward-looking statement to reflect future developments or events, except as required by law.

Bancorp’s filings with the SEC are available at the website maintained by the SEC at http://www.sec.gov, or by request directed to Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attention: Investor Relations (626) 279-3286.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	March 31, 2017	December 31, 2016

Assets
Cash and due from banks	$190,522	$218,017
Short-term investments and interest bearing deposits	630,058	967,067
Securities available-for-sale (amortized cost of $1,230,785 in 2017 and $1,317,012 in 2016)	1,227,729	1,314,345
Loans held for sale	5,835	7,500
Loans	11,365,509	11,201,275
Less: Allowance for loan losses	(115,544)	(118,966)
Unamortized deferred loan fees, net	(4,395)	(4,994)
Loans, net	11,245,570	11,077,315
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	19,865	20,070
Affordable housing investments and alternative energy partnerships, net	245,854	251,077
Premises and equipment, net	105,025	105,607
Customers’ liability on acceptances	11,300	12,182
Accrued interest receivable	35,690	37,299
Goodwill	372,189	372,189
Other intangible assets, net	2,749	2,949
Other assets	114,321	117,902
Total assets	$14,223,957	$14,520,769

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$2,472,895	$2,478,107
Interest-bearing deposits:
Demand deposits	1,260,232	1,230,445
Money market deposits	2,295,622	2,198,938
Savings deposits	727,342	719,949
Time deposits	4,831,184	5,047,287
Total deposits	11,587,275	11,674,726

Securities sold under agreements to repurchase	150,000	350,000
Advances from the Federal Home Loan Bank	325,000	350,000
Other borrowings for affordable housing investments	17,614	17,662
Long-term debt	119,136	119,136
Acceptances outstanding	11,300	12,182
Other liabilities	155,730	168,524
Total liabilities	12,366,055	12,692,230
Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 88,022,322 issued and 79,811,679 outstanding at March 31, 2017, and 87,820,920 issued and 79,610,277 outstanding at December 31, 2016	880	878
Additional paid-in-capital	892,583	895,480
Accumulated other comprehensive loss, net	(3,642)	(3,715)
Retained earnings	1,207,670	1,175,485
Treasury stock, at cost (8,210,643 shares at March 31, 2017, and at December 31, 2016)	(239,589)	(239,589)
Total equity	1,857,902	1,828,539
Total liabilities and equity	$14,223,957	$14,520,769

See accompanying notes to unaudited condensed consolidated financial statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2017	2016
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$124,910	$114,890
Investment securities	4,406	6,859
Federal Home Loan Bank stock	412	347
Deposits with banks	1,076	249
Total interest and dividend income	130,804	122,345

Interest Expense
Time deposits	10,982	10,857
Other deposits	4,446	3,640
Securities sold under agreements to repurchase	1,550	3,934
Advances from Federal Home Loan Bank	288	106
Long-term debt	1,424	1,440
Total interest expense	18,690	19,977

Net interest income before reversal for credit losses	112,114	102,368
Reversal for loan losses	(2,500)	(10,500)
Net interest income after reversal for credit losses	114,614	112,868

Non-Interest Income
Securities losses, net	(466)	(206)
Letters of credit commissions	1,123	1,281
Depository service fees	1,508	1,323
Other operating income	4,553	5,143
Total non-interest income	6,718	7,541

Non-Interest Expense
Salaries and employee benefits	25,871	26,931
Occupancy expense	4,699	4,369
Computer and equipment expense	2,724	2,580
Professional services expense	4,256	4,368
Data processing service expense	2,532	2,250
FDIC and State assessments	2,520	2,589
Marketing expense	871	796
Other real estate owned expense	61	295
Amortization of investments in low income housing and alternative energy partnerships	4,850	2,794
Amortization of core deposit intangibles	172	172
Other operating expense	3,330	4,427
Total non-interest expense	51,886	51,571

Income before income tax expense	69,446	68,838
Income tax expense	20,505	22,675
Net income	$48,941	$46,163

Other comprehensive income, net of tax
Unrealized holding (loss)/gain on securities available-for-sale	(496)	10,354
Less: reclassification adjustments for losses included in net income	(270)	(119)
Unrealized holding gain/(loss) on cash flow hedge derivatives	299	(3,120)
Total other comprehensive gain, net of tax	73	7,353
Total other comprehensive income	$49,014	$53,516

Net income per common share:
Basic	$0.61	$0.58
Diluted	$0.61	$0.57
Cash dividends paid per common share	$0.21	$0.18
Average common shares outstanding
Basic	79,703,593	79,734,519
Diluted	80,413,178	80,393,849

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31
	2017	2016
	(In thousands)
Cash Flows from Operating Activities
Net income	$48,941	$46,163
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Credit for loan losses	(2,500)	(10,500)
Provision for losses on other real estate owned	272	128
Deferred tax liability	14,283	13,315
Depreciation and amortization	1,769	1,923
Net gains on sale and transfer of other real estate owned	(219)	-
Net gains on sale of loans	-	(102)
Proceeds from sales of loans	7,500	3,391
Originations of loans held-for-sale	-	(3,289)
Amortization on alternative energy partnerships, venture capital and other investments	187	1,304
Net loss on sales and calls of securities	438	-
Amortization/accretion of security premiums/discounts, net	727	1,527
Write-down on impaired securities	28	206
Stock based compensation and stock issued to officers as compensation	1,183	1,578
Net change in accrued interest receivable and other assets	(5,617)	(7,328)
Net change in other liabilities	(12,926)	(7,207)
Net cash provided by operating activities	54,066	41,109

Cash Flows from Investing Activities
Decrease in short-term investments	337,009	104,496
Purchase of investment securities available-for-sale	(99,965)	(25,898)
Proceeds from sale of investment securities available-for-sale	99,541	-
Proceeds from repayments, maturities and calls of investment securities available-for-sale	85,439	143,464
Net increase in loans	(170,843)	(174,402)
Purchase of premises and equipment	(1,016)	(1,063)
Proceeds from sales of other real estate owned	878	-
Net decrease/(increase) in investment in affordable housing and alternative energy partnerships	565	(22,326)
Net cash provided by investing activities	251,608	24,271

Cash Flows from Financing Activities
Net decrease in deposits	(87,333)	(184,803)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(200,000)	-
Advances from Federal Home Loan Bank	250,000	450,000
Repayment of Federal Home Loan Bank borrowings	(275,000)	(250,000)
Cash dividends paid	(16,756)	(14,183)
Purchases of treasury stock	-	(54,441)
Proceeds from shares issued under Dividend Reinvestment Plan	617	545
Proceeds from exercise of stock options	421	49
Taxes paid related to net share settlement of RSUs	(5,118)	(35)
Net cash used in financing activities	(333,169)	(52,868)

(Decrease)/increase in cash and cash equivalents	(27,495)	12,512
Cash and cash equivalents, beginning of the period	218,017	180,130
Cash and cash equivalents, end of the period	$190,522	$192,642

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$20,495	$20,310
Income taxes paid	$15,896	$4,789
Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$(226)	$10,473
Net change in unrealized holding loss on cash flow hedge derivatives	$299	$(3,120)
Transfers to other real estate owned from loans held for investment	$726	$2,698
Loans transferred from held for sale to held for investment, net	$-	$6,676
Loans transferred from held for investment to held for sale, net	$5,835	$-

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), seven limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of March 31, 2017, the Bank operated 22 branches in Southern California, 12 branches in Northern California, 12 branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Maryland, one branch in Nevada, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

3. Recent Accounting Pronouncements

Accounting Standards adopted in 2017

In March 2016, the FASB issued ASU 2016-09, “Compensation Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 changes aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 became effective for interim and annual periods beginning on January 1, 2017.  The method of adoption differs for each of the topics covered by the ASU. The Company elected to apply all topics covered by the ASU on a prospective basis and has elected to continue to estimate forfeitures expected to occur in determining the amount of compensation cost to be recognized each period.

Under ASU 2016-09, all excess tax benefits and tax deficiencies from share based payments should be recognized as income tax expense or benefit in the income statement instead of the previous accounting which credited excess tax benefits to additional paid-in capital and tax deficiencies as a charge to income tax expense or as an offset to accumulated excess tax benefits, if any. Excess tax benefits or deficiencies are included in income tax expense as discrete items in the period in which they occur. For diluted earnings per share calculations, excess tax benefits are no longer included in assumed proceeds when determining average diluted shares outstanding under the treasury stock method.  ASU 2016-09 resulted in a $2.6 million tax benefit from the distribution of restricted stock units in the three months ended March 31, 2017.

Other Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance replaces existing revenue recognition guidance for contracts to provide goods or services to customers and amends existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate. ASU 2014-09 clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. ASU 2014-09 as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. Our revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company has completed the assessment phase of implementing this new standard. In the assessment phase, the Company determined which revenue streams are within the scope and those that are excluded from the scope of the new standard. As a result, substantially all of the Company's revenues are excluded from the scope of the new standard. For the revenues within the scope of the new standard the Company concluded that there will not be a material impact under the new standard.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability in the accounting for lease transactions. ASU 2016-02 requires lessees to recognize all leases longer than twelve months on the Consolidated Balance Sheet as lease assets and lease liabilities and quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with an option to early adopt. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company is evaluating the impact of ASU 2016-02 and has determined that the majority of our leases are operating leases. We expect, upon adoption, the Company will record a liability for the remaining obligation under the lease agreements and a corresponding right-of-use asset in its consolidated financial statements. ASU 2016-02 will be effective for us on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows – Restricted Cash.” This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Adoption of ASU 2016-18 is not expected to have a significant impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) – Clarifying the Definition of a Business.” This update is issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this update also provide a screen to determine when a set is not a business. The amendments in this update affect all reporting entities that must determine whether they have acquired or sold a business. The effective date of the amendments in this update are to be applied to annual periods beginning after December 15, 2017.  Adoption of ASU 2017-01 is not expected to have a significant impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350)”: Simplifying the Test for Goodwill Impairment. This update is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Adoption of this update is on a prospective basis and the amendments in this update are to be applied to annual periods beginning after December 15, 2019.  Adoption of ASU 2017-04 is not expected to have a significant impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-05,” Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” This update is to clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset”, in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets with the scope of Subtopic 610-20. The amendments in this update clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The amendments also clarify that an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Adoption of ASU 2017-05 is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-08,” Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities” This update is to amend the amortization period for certain purchased callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This update affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact on its consolidated financial statements.

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

	Three months ended March 31,
(Dollars in thousands, except share and per share data)	2017	2016
Net income	$48,941	$46,163

Weighted-average shares:
Basic weighted-average number of common shares outstanding	79,703,593	79,734,519
Dilutive effect of weighted-average outstanding common share equivalents
Warrants	416,607	452,368
Options	33,888	83,018
Restricted stock units	259,090	123,944
Diluted weighted-average number of common shares outstanding	80,413,178	80,393,849

Average stock options and warrants with anti-dilutive effect	19,900	359,544
Earnings per common share:
Basic	$0.61	$0.58
Diluted	$0.61	$0.57

5. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock. As of March 31, 2017, the only options granted by the Company were non-statutory stock options to selected Bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events). There were no options granted during the first quarter of 2017 or 2016.

Option compensation expense was zero for the three months ended March 31, 2017, and March 31, 2016. Stock-based compensation was fully recognized over the requisite service period for all awards. There were 18,040 and 2,110 stock option shares exercised in the first quarter ended March 31, 2017 and 2016, respectively. The Company received $422,000 from the exercise of stock options which had an aggregate intrinsic value of $262,000 during the first quarter ended March 31, 2017 compared to $49,000 from the exercise of stock options which had an aggregate intrinsic value of $9,000 during the first quarter ended March 31, 2016. The table below summarizes stock option activity for the periods indicated:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance, December 31, 2016	82,670	$23.37	1.1	$1,211
Exercised	(18,040)	23.37
Balance, March 31, 2017	64,630	$23.37	0.9	$925
Exercisable, March 31, 2017	64,630	$23.37	0.9	$925

In addition to stock options, the Company also grants restricted stock units to eligible employees that vest subject to continued employment at the vesting dates.

The Company granted restricted stock units for 87,781 shares at an average closing price of $38.59 per share in the first quarter of 2017. The Company granted restricted stock units for 88,693 shares at an average closing price of $30.37 per share in 2016.

Starting in December 2013, the Company granted performance share unit awards in which the number of units earned is calculated based on the relative total shareholder return (TSR) of the Company’s common stock as compared to the TSR of the KBW Regional Banking Index. In addition, the Company granted performance share unit awards in which the number of units earned is determined by comparison to the targeted earnings per share (EPS) as defined in the award for the 2014 to 2016 period. In December 2016, in addition to TSR and EPS awards, the Company granted performance share unit awards in which the number of units earned is determined by comparison to the targeted return of assets ROA as defined in the award for December 2016. Performance TSR, performance EPS, and performance ROA units awarded are scheduled to vest on December 31 of the third full year from the grant date. The Company granted performance TSR restricted stock units for 30,319 shares in 2016, 61,209 shares in 2015 and 60,456 shares in 2014, performance EPS restricted stock units for 58,241 shares in 2016, 57,409 shares in 2015 and 57,642 shares in 2014, and performance ROA restricted stock units for 29,119 shares in 2016, to its seven executive officers. In February 2017, after approval by the Company’s Compensation Committee, 297,171 shares of the Company’s stock were distributed under the TSR and EPS grants awarded in December 2013 under the terms of the awards, including 76,623 shares granted and distributed based on higher than target actual performance and for cash dividends during the performance period.

The following table presents restricted stock unit activity during the three months ended March 31, 2017:

Units
Balance at December 31, 2016	727,419
Granted	164,404
Distributed	(297,171)
Forfeited	(1,367)
Balance at March 31, 2017	593,285

The compensation expense recorded for restricted stock units was $1.2 million for the first quarter ended March 31, 2017, compared to $1.0 million in the same period a year ago. Unrecognized stock-based compensation expense related to restricted stock units was $12.1 million as of March 31, 2017, and is expected to be recognized over the next 2.4 years.

As of March 31, 2017, 3,471,754 shares were available under the Company’s 2005 Incentive Plan (as Amended and Restated) for future grants.

Tax benefit from share-based payment arrangements of $2.6 million reduced income tax expense in the first quarter of 2017 compared to a tax short-fall of $3.3 million that was charged to income tax expense in the first quarter of 2016.

6. Investment Securities

Investment securities were $1.2 billion as of March 31, 2017, compared to $1.3 billion as of December 31, 2016. The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of March 31, 2017, and December 31, 2016:

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$419,881	$-	$411	$419,470
U.S. government sponsored entities	400,000	-	8,014	391,986
Mortgage-backed securities	323,017	268	3,124	320,161
Corporate debt securities	74,968	378	335	75,011
Mutual funds	6,500	-	270	6,230
Preferred stock of government sponsored entities	2,811	3,167	-	5,978
Other equity securities	3,608	5,285	-	8,893
Total	$1,230,785	$9,098	$12,154	$1,227,729

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$489,839	$35	$857	$489,017
U.S. government sponsored entities	400,000	-	9,669	390,331
Mortgage-backed securities	339,241	309	3,290	336,260
Collateralized mortgage obligations	48	-	20	28
Corporate debt securities	74,965	247	862	74,350
Mutual funds	6,500	-	270	6,230
Preferred stock of government sponsored entities	2,811	4,497	-	7,308
Other equity securities	3,608	7,213	-	10,821
Total	$1,317,012	$12,301	$14,968	$1,314,345

The amortized cost and fair value of investment securities as of March 31, 2017, by contractual maturities, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-For-Sale
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$370,028	$369,892
Due after one year through five years	527,354	519,205
Due after five years through ten years	103	111
Due after ten years (1)	333,300	338,521
Total	$1,230,785	$1,227,729

(1) Equity securities are reported in this category

There were no sales transactions of mortgage-backed securities during the first quarter of 2017 and the first quarter of 2016. Proceeds from repayments, maturities and calls of mortgage-backed securities were $15.4 million and $33.5 million for the three months ended March 31, 2017 and 2016, respectively. Proceeds of $99.5 million were received from the sale of other investment securities during the three months ended March 31, 2017. There were no sales transactions of other investment securities during the three months ended March 31, 2016. Proceeds from maturities and calls of other investment securities were $70.0 million during the three months ended March 31, 2017 compared to $110.0 million during the same period a year ago. During the three months ended March 31, 2017, $438,000 of losses were realized on sales of investment securities. Other than temporary impairment write-downs of $28,000 and $206,000 were recorded during the first quarter of 2017 and 2016, respectively.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of March 31, 2017, and December 31, 2016:

	March 31, 2017
	Temporarily impaired securities

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$419,470	$411	$-	$-	$419,470	$411
U.S. government sponsored entities	391,986	8,014	-	-	391,986	8,014
Mortgage-backed securities	314,395	3,120	58	3	314,453	3,123
Corporate debt securities	4,993	7	29,671	329	34,664	336
Mutual funds	-	-	6,230	270	6,230	270
Total	$1,130,844	$11,552	$35,959	$602	$1,166,803	$12,154

	December 31, 2016
	Temporarily impaired securities

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$299,088	$857	$-	$-	$299,088	$857
U.S. government sponsored entities	390,331	9,669	-	-	390,331	9,669
Mortgage-backed securities	328,236	3,288	62	2	328,298	3,290
Collateralized mortgage obligations	-	-	28	20	28	20
Corporate debt securities	-	-	29,138	862	29,138	862
Mutual funds	-	-	6,230	270	6,230	270
Total	$1,017,655	$13,814	$35,458	$1,154	$1,053,113	$14,968

As of March 31, 2017, the Company had unrealized losses on available-for-sale securities of $12.2 million. The unrealized losses on these securities were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. Management believes the impairment was temporary and, accordingly, no impairment loss on these securities has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

Investment securities having a carrying value of $285.0 million as of March 31, 2017, and $649.1 million as of December 31, 2016, were pledged to secure public deposits, other borrowings, treasury tax and loan, and securities sold under agreements to repurchase.

7. Loans

Most of the Company’s business activities are with customers located in the predominately Asian areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; Las Vegas, Nevada, and Hong Kong. The Company has no specific industry concentration, and generally its loans are secured by real property or other collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, from refinancing by other lenders, or through sale by the borrowers of the secured collateral.

The types of loans in the Company’s condensed consolidated balance sheets as of March 31, 2017, and December 31, 2016, were as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Commercial loans	$2,152,269	$2,248,187
Residential mortgage loans	2,584,477	2,444,048
Commercial mortgage loans	5,906,084	5,785,248
Real estate construction loans	554,218	548,088
Equity lines	163,877	171,711
Installment & other loans	4,584	3,993
Gross loans	$11,365,509	$11,201,275
Allowance for loan losses	(115,544)	(118,966)
Unamortized deferred loan fees	(4,395)	(4,994)
Total loans, net	$11,245,570	$11,077,315
Loans held for sale	$5,835	$7,500

As of March 31, 2017, recorded investment in impaired loans totaled $128.4 million and was comprised of non-accrual loans, excluding loans held for sale, of $48.0 million and accruing troubled debt restructured loans (TDRs) of $80.4 million. As of December 31, 2016, recorded investment in impaired loans totaled $115.1 million and was comprised of non-accrual loans, excluding loans held for sale, of $49.7 million and accruing TDRs of $65.4 million. For impaired loans, the amounts previously charged off represent 10.3% as of March 31, 2017, and 8.4% as of December 31, 2016, of the contractual balances for impaired loans.

The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	Impaired Loans
	Average Recorded Investment		Interest Income Recognized
	Three months ended		Three months ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In thousands)
Commercial loans	$23,335	$12,670	$83	$120
Real estate construction loans	16,930	20,292	340	65
Commercial mortgage loans	61,405	87,452	445	890
Residential mortgage loans and equity lines	16,543	16,991	132	132
Total impaired loans	$118,213	$137,405	$1,000	$1,207

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated:

	Impaired Loans
	March 31, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$19,836	$17,973	$-	$24,037	$23,121	$-
Real estate construction loans	5,776	33,044	-	5,776	5,458	-
Commercial mortgage loans	49,567	43,458	-	60,522	54,453	-
Residential mortgage loans and equity lines	4,261	4,261	-	5,472	5,310	-
Subtotal	$79,440	$98,736	$-	$95,807	$88,342	$-
With allocated allowance
Commercial loans	$2,410	$1,979	$1,062	$5,216	$4,640	$1,827
Commercial mortgage loans	16,282	15,814	818	10,158	10,017	573
Residential mortgage loans and equity lines	13,113	11,847	395	13,263	12,075	396
Subtotal	$31,805	$29,640	$2,275	$28,637	$26,732	$2,796
Total impaired loans	$111,245	$128,376	$2,275	$124,444	$115,074	$2,796

The following tables present the aging of the loan portfolio by type as of March 31, 2017, and as of December 31, 2016:

	March 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$27,682	$315	$-	$13,865	$41,862	$2,110,407	$2,152,269
Real estate construction loans	3,045	-	-	5,361	8,406	545,812	554,218
Commercial mortgage loans	30,852	13,852	-	21,117	65,821	5,840,263	5,906,084
Residential mortgage loans and equity lines	4,067	-	-	7,613	11,680	2,736,674	2,748,354
Installment and other loans	-	-	-	-	-	4,584	4,584
Total loans	$65,646	$14,167	$-	$47,956	$127,769	$11,237,740	$11,365,509

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$22,753	$27,190	$-	$15,710	$65,653	$2,182,534	$2,248,187
Real estate construction loans	10,390	5,835	-	5,458	21,683	526,405	548,088
Commercial mortgage loans	5,886	700	-	20,078	26,664	5,758,584	5,785,248
Residential mortgage loans and equity lines	4,390	-	-	8,436	12,826	2,602,933	2,615,759
Installment and other loans	-	-	-	-	-	3,993	3,993
Total loans	$43,419	$33,725	$-	$49,682	$126,826	$11,074,449	$11,201,275

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

As of March 31, 2017, accruing TDRs were $80.4 million and non-accrual TDRs were $32.8 million compared to accruing TDRs of $65.4 million and non-accrual TDRs of $29.7 million as of December 31, 2016. The Company allocated specific reserves of $586,000 to accruing TDRs and $1.3 million to non-accrual TDRs as of March 31, 2017, and $1.3 million to accruing TDRs and $1.1 million to non-accrual TDRs as of December 31, 2016. There were no TDRs that were modified during the first quarter of 2016. The following tables present TDRs that were modified during the first quarter ended March 31, 2017, their specific reserves as of March 31, 2017, and charge-offs during the first quarter ended March 31, 2017:

	Three months ended March 31, 2017				March 31, 2017
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)
Real estate construction loans	2	$27,683	$27,683	$-	$-
Total	2	$27,683	$27,683	$-	$-

Modifications of the loan terms during the first quarter of 2017 were in the form of extensions of maturity dates. The length of time for which modifications involving extensions of maturity dates were documented ranged from three to ten months from the modification date.

We expect that the TDRs on accruing status as of March 31, 2017, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  A summary of TDRs by type of concession and by type of loan, as of March 31, 2017, and December 31, 2016, is shown below:

`

	March 31, 2017
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$5,752	$-	$335	$6,087
Real estate construction loans	27,683	-	-	27,683
Commercial mortgage loans	25,806	5,939	6,410	38,155
Residential mortgage loans	5,036	596	2,862	8,494
Total accruing TDRs	$64,277	$6,535	$9,607	$80,419

	March 31, 2017
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$13,560	$-	$-	$13,560
Commercial mortgage loans	2,206	1,765	14,952	18,923
Residential mortgage loans	132	-	164	296
Total non-accrual TDRs	$15,898	$1,765	$15,116	$32,779

	December 31, 2016
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$7,971	$-	$4,081	$12,052
Commercial mortgage loans	25,979	5,961	12,452	44,392
Residential mortgage loans	5,104	789	3,056	8,949
Total accruing TDRs	$39,054	$6,750	$19,589	$65,393

	December 31, 2016
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$14,565	$-	$-	$14,565
Commercial mortgage loans	2,510	1,795	10,328	14,633
Residential mortgage loans	356	-	168	524
Total non-accrual TDRs	$17,431	$1,795	$10,496	$29,722

The activity within our TDRs for the periods indicated are shown below:

	Three months ended March 31,
Accruing TDRs	2017	2016
	(In thousands)
Beginning balance	$65,393	$81,680
New restructurings	27,683	-
Restructured loans restored to accrual status	-	10,303
Payments	(4,595)	(1,811)
Restructured loans placed on non-accrual status	(5,822)	-
Expiration of loan concession upon renewal	(2,240)	-
Ending balance	$80,419	$90,172

	Three months ended March 31,
Non-accrual TDRs	2017	2016
	(In thousands)
Beginning balance	$29,722	$39,923
New restructurings	-	-
Restructured loans placed on non-accrual status	5,822	-
Charge-offs	(1,049)	-
Payments	(990)	(6,411)
Foreclosures	(726)	-
Restructured loans restored to accrual status	-	(10,303)
Ending balance	$32,779	$23,209

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  One commercial loan of $547,000 with charge-offs of $1.6 million had payments defaults within the previous twelve months ended March 31, 2017.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of March 31, 2017, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

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

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following tables present the loan portfolio by risk rating as of March 31, 2017, and as of December 31, 2016:

	March 31, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$1,975,243	$112,157	$64,794	$75	$2,152,269
Real estate construction loans	466,878	45,466	41,874	-	554,218
Commercial mortgage loans	5,531,743	260,717	113,624	-	5,906,084
Residential mortgage loans and equity lines	2,738,792	269	9,293	-	2,748,354
Installment and other loans	4,584	-	-	-	4,584
Total gross loans	$10,717,240	$418,609	$229,585	$75	$11,365,509

Loans held for sale	$-	$-	$5,835	$-	$5,835

	December 31, 2016
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,023,114	$140,682	$84,293	$98	$2,248,187
Real estate construction loans	469,909	44,129	34,050	-	548,088
Commercial mortgage loans	5,410,623	250,221	124,404	-	5,785,248
Residential mortgage loans and equity lines	2,605,834	-	9,925	-	2,615,759
Installment and other loans	3,993	-	-	-	3,993
Total gross loans	$10,513,473	$435,032	$252,672	$98	$11,201,275

Loans held for sale	$-	$-	$7,500	$-	$7,500

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of March 31, 2017, and as of December 31, 2016:

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage Loans and Equity Lines	Installment and Other Loans	Total
	(In thousands)
March 31, 2017
Loans individually evaluated for impairment
Allowance	$1,062	$-	$818	$395	$-	$2,275
Balance	$19,951	$33,044	$59,272	$16,108	$-	$128,375

Loans collectively evaluated for impairment
Allowance	$46,214	$19,768	$35,142	$12,131	$14	$113,269
Balance	$2,132,318	$521,174	$5,846,812	$2,732,246	$4,584	$11,237,134

Total allowance	$47,276	$19,768	$35,960	$12,526	$14	$115,544
Total balance	$2,152,269	$554,218	$5,906,084	$2,748,354	$4,584	$11,365,509

December 31, 2016
Loans individually evaluated for impairment
Allowance	$1,827	$-	$573	$396	$-	$2,796
Balance	$27,761	$5,458	$64,470	$17,385	$-	$115,074

Loans collectively evaluated for impairment
Allowance	$47,376	$23,268	$34,291	$11,224	$11	$116,170
Balance	$2,220,426	$542,630	$5,720,778	$2,598,374	$3,993	$11,086,201

Total allowance	$49,203	$23,268	$34,864	$11,620	$11	$118,966
Total balance	$2,248,187	$548,088	$5,785,248	$2,615,759	$3,993	$11,201,275

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017, and March 31, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)

2017 Beginning Balance	$49,203	$23,268	$34,864	$11,620	$11	$118,966
Provision/(credit) for possible credit losses	(1,214)	(3,549)	1,362	898	3	(2,500)
Charge-offs	(1,204)	-	(555)	-	-	(1,759)
Recoveries	491	49	289	8	-	837
Net (charge-offs)/recoveries	(713)	49	(266)	8	-	(922)

March 31, 2017 Ending Balance	$47,276	$19,768	$35,960	$12,526	$14	$115,544
Reserve for impaired loans	$1,062	$-	$818	$395	$-	$2,275
Reserve for non-impaired loans	$46,214	$19,768	$35,142	$12,131	$14	$113,269
Reserve for off-balance sheet credit commitments	$2,243	$909	$120	$146	$6	$3,424

2016 Beginning Balance	$56,199	$22,170	$49,440	$11,145	$9	$138,963
Provision/(credit) for possible credit losses	1,265	(16,702)	978	3,961	(2)	(10,500)
Charge-offs	(2,070)	-	(110)	(149)	-	(2,329)
Recoveries	987	7,276	143	12	-	8,418
Net (charge-offs)/recoveries	(1,083)	7,276	33	(137)	-	6,089

March 31, 2016 Ending Balance	$56,381	$12,744	$50,451	$14,969	$7	$134,552
Reserve for impaired loans	$225	$-	$6,593	$372	$-	$7,190
Reserve for non-impaired loans	$56,156	$12,744	$43,858	$14,597	$7	$127,362
Reserve for off-balance sheet credit commitments	$2,641	$-	$53	$-	$-	$2,694

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

9. Borrowed Funds

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $150 million with a weighted average rate of 2.81% as of March 31, 2017, compared to $350 million with a weighted average rate of 4.06% as of December 31, 2016. As of March 31, 2017, three fixed rate non-callable securities sold under agreements to repurchase totaled $150 million with a weighted average rate of 2.81%. Final maturity for the three fixed rate non-callable securities sold under agreements to repurchase was $50.0 million in July 2017, $50.0 million in June 2018, and $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $166 million as of March 31, 2017, and $372 million as of December 31, 2016.

Borrowing from the FHLB. As of March 31, 2017, over-night borrowings from the FHLB were $250 million at a rate of 0.80% compared to $275 million at a rate of 0.55% as of December 31, 2016. As of March 31, 2017, the advances from the FHLB were $75 million at a rate of 1.48%. As of March 31, 2017, FHLB advances of $25 million will mature in March 2018 and $50 million will mature in December 2019.

10. Income Taxes

Income tax expense totaled $20.5 million, or an effective tax rate of 29.5%, for the three months ended March 31, 2017, compared to an income tax expense of $22.7 million, or an effective tax rate of 32.9%, for the same period in 2016. The effective tax rate includes the impact of the utilization of low income housing tax credits and the utilization of alternative energy tax credits.  Also, ASU 2016-09 resulted in a $2.6 million tax benefit from the distribution of restricted stock units in the three months ended March 31, 2017.

As of March 31, 2017 and December 31, 2016, the Company had income tax refunds receivable of $23.9 million and $14.6 million, respectively. These income tax receivables are included in other assets in the accompanying condensed consolidated balance sheets.

The Company’s tax returns are open for audit by the Internal Revenue Service back to 2013 and by the California Franchise Tax Board back to 2012. As the Company is presently under audit by a number of tax authorities, it is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

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

The Company uses the following methodologies to measure the fair value of its financial assets and liabilities on a recurring basis:

Securities Available for Sale. For certain actively traded agency preferred stock, mutual funds, U.S. Treasury securities, and other equity securities, the Company measures the fair value based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement. The Company also measures securities by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement. This category generally includes U.S. Government agency securities, state and municipal securities, mortgage-backed securities (“MBS”), commercial MBS, collateralized mortgage obligations, asset-backed securities, corporate bonds and trust preferred securities.

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2017, and December 31, 2016:

March 31, 2017	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$419,470	$-	$-	$419,470
U.S. government sponsored entities	-	391,986	-	391,986
Mortgage-backed securities	-	320,163	-	320,163
Corporate debt securities	-	75,010	-	75,010
Mutual funds	6,230	-	-	6,230
Preferred stock of government sponsored entities	5,978	-	-	5,978
Other equity securities	8,892	-	-	8,892
Total securities available-for-sale	440,570	787,159	-	1,227,729
Warrants	-	-	102	102
Interest rate swaps	-	1,851	-	1,851
Foreign exchange contracts	-	1,148	-	1,148
Total assets	$440,570	$790,158	$102	$1,230,830

Liabilities

Option contracts	$-	$180	$-	$180
Foreign exchange contracts	-	647	-	647
Interest rate swaps	-	3,228	-	3,228
Total liabilities	$-	$4,055	$-	$4,055

December 31, 2016	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$489,017	$-	$-	$489,017
U.S. government sponsored entities	-	390,331	-	390,331
Mortgage-backed securities	-	336,260	-	336,260
Collateralized mortgage obligations	-	28	-	28
Corporate debt securities	-	74,350	-	74,350
Mutual funds	6,230	-	-	6,230
Preferred stock of government sponsored entities	7,308	-	-	7,308
Other equity securities	10,821	-	-	10,821
Total securities available-for-sale	513,376	800,969	-	1,314,345
Warrants	-	-	79	79
Interest rate swaps	-	938	-	938
Foreign exchange contracts	-	1,302	-	1,302
Total assets	$513,376	$803,209	$79	$1,316,664

Liabilities

Option contracts	$-	$121	$-	$121
Interest rate swaps	-	3,744	-	3,744
Foreign exchange contracts	-	3,132	-	3,132
Total liabilities	$-	$6,997	$-	$6,997

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $102,000 as of March 31, 2017, compared to $79,000 as of December 31, 2016. The fair value adjustment of warrants was included in other operating income in the first quarter of 2017. The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from 1 to 6 years, risk-free interest rate from 1.25% to 2.39%, and stock volatility from 9.03% to 14.32%.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the condensed consolidated balance sheets as of March 31, 2017, the following tables provide the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of March 31, 2017, and December 31, 2016, and the total losses for the periods indicated:

	March 31, 2017				Total Losses
	Fair Value Measurements Using			Total at	Three Months Ended
	Level 1	Level 2	Level 3	Fair Value	March 31, 2017	March 31, 2016
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$917	$917	$20	$-
Commercial mortgage loans	-	-	14,996	14,996	250	-
Residential mortgage loans and equity lines	-	-	11,453	11,453	-	-
Total impaired loans	-	-	27,366	27,366	270	-
Other real estate owned (1)	-	3,280	4,322	7,602	37	128
Investments in venture capital and private company stock	-	-	3,469	3,469	187	110
Total assets	$-	$3,280	$35,157	$38,437	$494	$238

(1) Other real estate owned balance of $19.9 million in the condensed consolidated balance sheet is net of estimated disposal costs.

	December 31, 2016				Total Losses
	Fair Value Measurements Using			Total at	Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2016	December 31, 2015
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$2,813	$2,813	$322	$806
Commercial mortgage loans	-	-	9,444	9,444	-	598
Residential mortgage loans and equity lines	-	-	11,679	11,679	-	146
Total impaired loans	-	-	23,936	23,936	322	1,550
Other real estate owned (1)	-	6,006	4,372	10,378	9	404
Investments in venture capital and private company stock	-	-	3,667	3,667	976	553
Total assets	$-	$6,006	$31,975	$37,981	$1,307	$2,507

(1) Other real estate owned balance of $20.1 million in the condensed consolidated balance sheet is net of estimated disposal costs.

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

Securities. For securities, including securities held-to-maturity, available-for-sale, and for trading, fair values were based on quoted market prices at the reporting date. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities or dealer quotes. For certain actively traded agency preferred stock, U.S. Treasury securities, and other equity securities, the Company measures the fair value based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement. The Company also measures securities by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement. This category generally includes U.S. Government agency securities, state and municipal securities, mortgage-backed securities (“MBS”), commercial MBS, collateralized mortgage obligations, asset-backed securities, and corporate bonds.

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

The following table presents the carrying and notional amounts and estimated fair value of financial instruments as of March 31, 2017, and as of December 31, 2016:

	March 31, 2017		December 31, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$190,522	$190,522	$218,017	$218,017
Short-term investments	630,058	630,058	967,067	967,067
Securities available-for-sale	1,227,729	1,227,729	1,314,345	1,314,345
Loans held for sale	5,835	5,835	7,500	7,500
Loans, net	11,245,570	11,170,158	11,077,315	11,006,344
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250
Warrants	102	102	79	79

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$174,021	$1,148	$82,439	$1,302
Interest rate swaps	424,223	1,851	361,526	938

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$11,587,275	$11,595,618	$11,674,726	$11,680,017
Securities sold under agreements to repurchase	150,000	149,982	350,000	351,989
Advances from Federal Home Loan Bank	325,000	325,053	350,000	350,062
Other borrowings	17,614	15,865	17,662	15,944
Long-term debt	119,136	63,076	119,136	63,169

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$11,679	$180	$12,117	$121
Foreign exchange contracts	70,325	647	89,545	3,132
Interest rate swaps	119,136	3,228	119,136	3,744

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$2,126,106	$(6,345)	$2,062,241	$(6,025)
Standby letters of credit	96,582	(1,038)	75,396	(668)
Other letters of credit	23,639	(12)	37,283	(16)
Bill of lading guarantees	24	-	75	-

The following tables present the level in the fair value hierarchy for the estimated fair values of financial instruments as of March 31, 2017, and December 31, 2016.

	March 31, 2017
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$190,522	$190,522	$-	$-
Short-term investments	630,058	630,058	-	-
Securities available-for-sale	1,227,729	440,570	787,159	-
Loans held-for-sale	5,835	-	-	5,835
Loans, net	11,170,158	-	-	11,170,158
Investment in Federal Home Loan Bank stock	17,250	-	17,250	-
Warrants	102	-	-	102
Financial Liabilities
Deposits	11,595,618	-	-	11,595,618
Securities sold under agreements to repurchase	149,982	-	149,982	-
Advances from Federal Home Loan Bank	325,053	-	325,053	-
Other borrowings	15,865	-	-	15,865
Long-term debt	63,076	-	63,076	-

	December 31, 2016
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$218,017	$218,017	$-	$-
Short-term investments	967,067	967,067	-	-
Securities available-for-sale	1,314,345	513,376	800,969	-
Loans held-for-sale	7,500	-	-	7,500
Loans, net	11,006,344	-	-	11,006,344
Investment in Federal Home Loan Bank stock	17,250	-	17,250	-
Warrants	79	-	-	79
Financial Liabilities
Deposits	11,680,017	-	-	11,680,017
Securities sold under agreements to repurchase	351,989	-	351,989	-
Advances from Federal Home Loan Bank	350,062	-	350,062	-
Other borrowings	15,944	-	-	15,944
Long-term debt	63,169	-	63,169	-

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

As of March 31, 2017, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment as of an interim date.

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

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, with the quarterly interest payments throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 1.14%. As of March 31, 2017, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $1.9 million, net of taxes, was included in other comprehensive income. The amount of periodic net settlement of interest rate swaps included in interest expense was $479,000 for the three months ended March 31, 2017 compared to $620,000 for the same quarter a year ago.

As of March 31, 2017, the Bank has entered into interest rate swap contracts with various terms from four to eight years. These interest rate swap contracts are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.62% and receives a variable rate at the one month LIBOR rate plus a weighted average spread of 307 basis points, or at a weighted average rate of 3.90%. As of March 31, 2017, the notional amount of fair value interest rate swaps was $424.2 million and their unrealized gain of $1.9 million was included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $713,000 for the three months ended March 31, 2017, compared to $934,000 for the same quarter a year ago. As of March 31, 2017, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $6.5 million as of March 31, 2017.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. As of March 31, 2017, the notional amount of option contracts totaled $11.7 million with a net negative fair value of $180,000. As of March 31, 2017, spot, forward, and swap contracts with a total notional amount of $174.0 million had a positive fair value of $1.1 million. Spot, forward, and swap contracts with a total notional amount of $70.3 million had a negative fair value of $647,000 as of March 31, 2017. As of December 31, 2016, the notional amount of option contracts totaled $12.1 million with a net negative fair value of $121,000. As of December 31, 2016, spot, forward, and swap contracts with a total notional amount of $82.4 million had a positive fair value of $1.3 million. Spot, forward, and swap contracts with a total notional amount of $89.5 million had a negative fair value of $3.1 million as of December 31, 2016.

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

Financial instruments that are eligible for offset in the condensed consolidated balance sheets, as of March 31, 2017, and December 31, 2016, are presented in the following table:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
March 31, 2017

Assets:
Derivatives	$1,851	$-	$1,851	$-		$1,851
Liabilities:
Securities sold under agreements to repurchase	$150,000	$-	$150,000	$-	$(150,000)	$-
Derivatives	$3,228	$-	$3,228	$-	$(3,228)	$-

December 31, 2016

Assets:
Derivatives	$938	$-	$938	$-	$-	$938

Liabilities:
Securities sold under agreements to repurchase	$350,000	$-	$350,000	$-	$(350,000)	$-
Derivatives	$3,744	$-	$3,744	$-	$(3,744)	$-

16. Stockholders’ Equity

Total equity was $1.9 billion as of March 31, 2017, an increase of $29.4 million, from $1.8 billion as of December 31, 2016, primarily due to net income of $48.9 million partially offset by common stock cash dividends of $16.8 million and shares withheld related to net share settlement of RSUs of $5.1 million.

The U.S. Treasury received warrants to purchase common stock of 1,846,374 shares at an exercise price of $20.96 as part of the Company’s participation in the U.S. Treasury Troubled Asset Relief Program Capital Purchase Program. As a result of the anti-dilution adjustments under the warrant, the exercise price at December 31, 2016 has been adjusted to $20.65 and the number of warrants increased by 1.5%. At March 31, 2017 and December 31, 2016, 943,345 warrants remain exercisable.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three months ended March 31, 2017, and March 31, 2016, was as follows:

	Three months ended March 31, 2017			Three months ended March 31, 2016
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, loss, net of tax
Securities available-for-sale			$(1,545)			$(5,431)
Cash flow hedge derivatives			(2,170)			(2,995)
Total			$(3,715)			$(8,426)
Net unrealized (losses)/gains arising during the period
Securities available-for-sale	$(856)	$(360)	$(496)	$17,863	$7,509	$10,354
Cash flow hedge derivatives	516	217	299	(5,383)	(2,263)	(3,120)
Total	(340)	(143)	(197)	12,480	5,246	$7,234
Reclassification adjustment for net losses in net income
Securities available-for-sale	466	196	270	206	87	119
Cash flow hedge derivatives	-	-	-	-	-	-
Total	466	196	270	206	87	119
Total other comprehensive (loss)/income
Securities available-for-sale	(390)	(164)	(226)	18,069	7,596	10,473
Cash flow hedge derivatives	516	217	299	(5,383)	(2,263)	(3,120)
Total	$126	$53	$73	$12,686	$5,333	$7,353
Ending balance, (loss)/gain, net of tax
Securities available-for-sale			$(1,771)			$5,042
Cash flow hedge derivatives			(1,871)			(6,115)
Total			$(3,642)			$(1,073)

17. Stock Repurchase Program

On February 1, 2016, the Board of Directors approved a new stock repurchase program to buy back up to $45.0 million of our common stock. In 2016, the Company repurchased 1,380,578 shares for $37.5 million, or $27.13 per share under the February 2016 repurchase program. As of March 31, 2017 and December 31, 2016, the Company may repurchase up to $7.5 million of its common stock under the February 2016 repurchase program.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is based on the assumption that the reader has access to and has read the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Management of the Company considers the following to be critical accounting policies:

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described in “Allowance for Credit Losses” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Accounting for investment securities involves significant judgments and assumptions by management, which have a material impact on the carrying value of securities and the recognition of any “other-than-temporary” impairment to our investment securities. The judgments and assumptions used by management are described in “Investment Securities” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Accounting for income taxes involves significant judgments and assumptions by management, which have a material impact on the amount of taxes currently payable and the income tax expense recorded in the financial statements. The judgments and assumptions used by management are described in “Income Taxes” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Accounting for goodwill and goodwill impairment involves significant judgments and assumptions by management, which have a material impact on the amount of goodwill and noninterest expense recorded in the financial statements. The judgments and assumptions used by management are described in “Goodwill and Goodwill Impairment” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Highlights

●	Diluted earnings per share increased 7% to $0.61 per share for the first quarter of 2017 compared to $0.57 per share for the same quarter a year ago.

●	Total loans increased $164 million, or 6% annualized, excluding loans held for sale, to $11.4 billion for the quarter.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended March 31, 2017, was $48.9 million, an increase of $2.8 million, or 6.0%, compared to net income of $46.2 million for the same quarter a year ago. Diluted earnings per share for the quarter ended March 31, 2017, was $0.61 compared to $0.57 for the same quarter a year ago.

Return on average stockholders’ equity was 10.73% and return on average assets was 1.42% for the quarter ended March 31, 2017, compared to a return on average stockholders’ equity of 10.66% and a return on average assets of 1.43% for the same quarter a year ago.

Financial Performance

	Three months ended
	March 31, 2017	March 31, 2016
Net income (in millions)	$48.9	$46.2
Basic earnings per common share	$0.61	$0.58
Diluted earnings per common share	$0.61	$0.57
Return on average assets	1.42%	1.43%
Return on average total stockholders' equity	10.73%	10.66%
Efficiency ratio	43.66%	46.92%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $9.7 million, or 9.5%, to $112.1 million during the first quarter of 2017 compared to $102.4 million during the same quarter a year ago. The increase was due primarily to an increase in interest income from loans and a decrease in interest expense from securities sold under agreements to repurchase, partially offset by a decrease in interest income from investment securities.

The net interest margin was 3.49% for the first quarter of 2017 compared to 3.42% for the first quarter of 2016 and 3.36% for the fourth quarter of 2016.

For the first quarter of 2017, the yield on average interest-earning assets was 4.07%, the cost of funds on average interest-bearing liabilities was 0.80%, and the cost of interest-bearing deposits was 0.69%. In comparison, for the first quarter of 2016, the yield on average interest-earning assets was 4.09%, the cost of funds on average interest-bearing liabilities was 0.89%, and the cost of interest-bearing deposits was 0.69%. The decrease in the yield on average interest earning assets resulted mainly from higher deposits at the Federal Reserve Bank. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 3.27% for the quarter ended March 31, 2017, compared to 3.20% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended March 31, 2017, and 2016. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended March 31,
	2017			2016
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Total loans and leases (1)	$11,289,364	$124,910	4.49%	$10,290,571	$114,890	4.49%
Taxable securities	1,234,071	4,406	1.45	1,555,849	6,859	1.77
Federal Home Loan Bank stock	17,250	412	9.69	17,250	347	8.09
Interest bearing deposits	486,045	1,076	0.90	164,597	249	0.61
Total interest-earning assets	13,026,730	130,804	4.07	12,028,267	122,345	4.09
Non-interest earning assets:
Cash and due from banks	209,123			208,388
Other non-earning assets	885,624			884,829
Total non-interest earning assets	1,094,747			1,093,217
Less: Allowance for loan losses	(118,816)			(140,873)
Deferred loan fees	(4,697)			(8,040)
Total assets	$13,997,964			$12,972,571

Interest bearing liabilities:
Interest bearing demand accounts	$1,237,398	$517	0.17	$965,779	$395	0.16
Money market accounts	2,276,057	3,645	0.65	1,925,410	3,006	0.63
Savings accounts	713,198	285	0.16	620,627	240	0.16
Time deposits	4,857,876	10,982	0.92	4,900,488	10,857	0.89
Total interest-bearing deposits	9,084,529	15,429	0.69	8,412,304	14,498	0.69

Securities sold under agreements to repurchase	189,444	1,550	3.32	400,000	3,934	3.96
Other borrowings	101,546	288	1.15	84,784	106	0.50
Long-term debt	119,136	1,424	4.85	119,136	1,440	4.86
Total interest-bearing liabilities	9,494,655	18,690	0.80	9,016,224	19,978	0.89
Non-interest bearing liabilities:
Demand deposits	2,471,164			2,033,694
Other liabilities	181,891			180,910
Total equity	1,850,254			1,741,743
Total liabilities and equity	$13,997,964			$12,972,571
Net interest spread			3.27%			3.20%
Net interest income		$112,114			$102,367
Net interest margin			3.49%			3.42%

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

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three months ended March 31,
		2017-2016
	Increase (Decrease) in
	Net Interest Income Due to:
(In thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	$10,109	$(89)	$10,020
Taxable securities	(1,300)	(1,153)	(2,453)
Federal Home Loan Bank stock	-	65	65
Deposits with other banks	665	162	827
Total changes in interest income	9,474	(1,015)	8,459

Interest-bearing liabilities:
Interest bearing demand accounts	110	12	122
Money market accounts	538	101	639
Savings accounts	35	10	45
Time deposits	(117)	242	125
Securities sold under agreements to repurchase	(1,825)	(560)	(2,385)
Other borrowed funds	24	158	182
Long-term debt	-	(16)	(16)
Total changes in interest expense	(1,235)	(53)	(1,288)
Changes in net interest income	$10,709	$(962)	$9,747

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Reversal for Credit Losses

Reversal for credit losses was $2.5 million for the first quarter of 2017 compared to $10.5 million for the first quarter of 2016. The reversal for credit losses was based on a review of the appropriateness of the allowance for loan losses at March 31, 2017. The following table summarizes the charge-offs and recoveries for the periods indicated:

	Three months ended
	March 31, 2017	March 31, 2016
	(In thousands)
Charge-offs:
Commercial loans	$1,204	$2,069
Real estate loans (1)	555	259
Total charge-offs	1,759	2,328
Recoveries:
Commercial loans	491	987
Construction loans	49	7,276
Real estate loans (1)	296	155
Total recoveries	836	8,418
Net charge-offs/(recoveries)	$923	$(6,090)

(1) Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains/(losses) on loan sales, wire transfer fees, and other sources of fee income, was $6.7 million for the first quarter of 2017, a decrease of $823 thousand, or 10.9%, compared to $7.5 million for the first quarter of 2016.

Non-Interest Expense

Non-interest expense increased $315 thousand, or 0.6%, to $51.9 million in the first quarter of 2017 compared to $51.6 million in the same quarter a year ago. For the first quarter of 2017, amortization of investments in affordable housing and alternative energy partnerships increased $2.1 million offset by a $1.1 million decrease in salary and employee benefit expenses and a $1.1 million decrease in other operating expense when compared to the same quarter a year ago. The efficiency ratio was 43.7% in the first quarter of 2017 compared to 46.9% for the same quarter a year ago.

Income Taxes

The effective tax rate for the first quarter of 2017 was 29.5% compared to 32.9% for the first quarter of 2016. The effective tax rate includes the impact of low income housing tax credits and alternative energy tax investments. Income tax expense for the first quarter of 2017 was also reduced by $2.6 million in benefits from the distribution of restricted stock units.

Balance Sheet Review

Assets

Total assets were $14.2 billion as of March 31, 2017, a decrease of $296.8 million, or 2.0%, from $14.5 billion as of December 31, 2016, primarily due to a $337.0 million decrease in short-term investments and interest bearing deposits and a $86.6 million decrease in available-for-sale securities offset by a $164.2 million increase in loans.

Investment Securities

Investment securities represented 8.6% of total assets as of March 31, 2017, compared to 9.1% of total assets as of December 31, 2016. The carrying value of investment securities as of March 31, 2017, was $1.2 billion compared to $1.3 billion as of December 31, 2016. Securities available-for-sale are carried at fair value and had a net unrealized loss, net of tax, of $1.8 million as of March 31, 2017, compared to a net unrealized loss, net of tax, of $1.5 million as of December 31, 2016.

The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of March 31, 2017, and December 31, 2016:

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$419,881	$-	$411	$419,470
U.S. government sponsored entities	400,000	-	8,014	391,986
Mortgage-backed securities	323,017	268	3,124	320,161
Corporate debt securities	74,968	378	335	75,011
Mutual funds	6,500	-	270	6,230
Preferred stock of government sponsored entities	2,811	3,167	-	5,978
Other equity securities	3,608	5,285	-	8,893
Total	$1,230,785	$9,098	$12,154	$1,227,729

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$489,839	$35	$857	$489,017
U.S. government sponsored entities	400,000	-	9,669	390,331
Mortgage-backed securities	339,241	309	3,290	336,260
Collateralized mortgage obligations	48	-	20	28
Corporate debt securities	74,965	247	862	74,350
Mutual funds	6,500	-	270	6,230
Preferred stock of government sponsored entities	2,811	4,497	-	7,308
Other equity securities	3,608	7,213	-	10,821
Total	$1,317,012	$12,301	$14,968	$1,314,345

For additional information, see Note 6 to the Company’s condensed consolidated financial statements.

Investment securities having a carrying value of $285.0 million as of March 31, 2017, and $649.1 million as of December 31, 2016, were pledged to secure public deposits, other borrowings, treasury tax and loan and securities sold under agreements to repurchase.

Loans

Gross loans, excluding loans held for sale, were $11.4 billion at March 31, 2017, an increase of $164.2 million, or 1.5%, from $11.2 billion at December 31, 2016. The increase was primarily due to increases of $140.4 million, or 5.7%, in residential mortgage loans, $120.8 million, or 2.1%, in commercial mortgage loans, and $6.1 million, or 1.1%, in real estate construction loans partially offset by decreases of $95.9 million, or 4.3%, in commercial loans. The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

	March 31, 2017	% of Gross Loans	December 31, 2016	% of Gross Loans	% Change
	(Dollars in thousands)
Type of Loans
Commercial loans	$2,152,269	18.9%	$2,248,187	20.1%	(4.3%)
Residential mortgage loans	2,584,477	22.8	2,444,048	21.8	5.7
Commercial mortgage loans	5,906,084	52.0	5,785,248	51.7	2.1
Equity lines	163,877	1.4	171,711	1.5	(4.6)
Real estate construction loans	554,218	4.9	548,088	4.9	1.1
Installment and other loans	4,584	0.0	3,993	0.0	14.8
Gross loans	$11,365,509	100%	$11,201,275	100%	1.5%

Allowance for loan losses	(115,544)		(118,966)		(2.9)
Unamortized deferred loan fees	(4,395)		(4,994)		(12.0)

Total loans, net	$11,245,570		$11,077,315		1.5%

Loans held for sale	$5,835		$7,500		(22.2%)

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

The ratio of non-performing assets, excluding non-accrual loans held for sale, to total assets was 0.5% at March 31, 2017, compared to 0.5% at December 31, 2016. Total non-performing assets decreased $2.0 million, or 2.8%, to $67.8 million at March 31, 2017, compared to $69.8 million at December 31, 2016, primarily due to a decrease of $1.7 million, or 3.5%, in non-accrual loans and a decrease of $205,000, or 1.0%, in other real estate owned.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets was 0.60% as of March 31, 2017, compared to 0.62% as of December 31, 2016. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 248.1% as of March 31, 2017, from 245.9% as of December 31, 2016.

The following table presents the changes in non-performing assets and troubled debt restructurings (“TDRs”) as of March 31, 2017, compared to December 31, 2016, and to March 31, 2016:

(Dollars in thousands)	March 31, 2017	December 31, 2016	% Change	March 31, 2016	% Change
Non-performing assets
Accruing loans past due 90 days or more	$-	$-	-	$-	-
Non-accrual loans:
Construction loans	5,361	5,458	(2)	6,179	(13)
Commercial mortgage loans	21,117	20,078	5	28,537	(26)
Commercial loans	13,865	15,710	(12)	2,645	424
Residential mortgage loans	7,613	8,436	(10)	7,282	5
Total non-accrual loans:	$47,956	$49,682	(3)	$44,643	7
Total non-performing loans	47,956	49,682	(3)	44,643	7
Other real estate owned	19,865	20,070	(1)	27,271	(27)
Total non-performing assets	$67,821	$69,752	(3)	$71,914	(6)
Accruing troubled debt restructurings	$80,419	$65,393	23	$90,172	(11)
Non-accrual loans held for sale	$5,835	$7,500	(22)	$-	100

Allowance for loan losses	$115,544	$118,966	(3)	$134,552	(14)

Total gross loans outstanding, at period-end (1)	$11,365,509	$11,201,275	1	$10,363,647	10

Allowance for loan losses to non-performing loans, at period-end (2)	240.94%	239.45%		301.40%
Allowance for loan losses to gross loans, at period-end (1)	1.02%	1.06%		1.30%

(1) Excludes loans held for sale at period-end.
(2) Excludes non-accrual loans held for sale at period-end.

Non-accrual Loans

At March 31, 2017, total non-accrual loans were $48.0 million, a decrease of $1.7 million, or 3.5%, from $49.7 million at December 31, 2016, and an increase of $3.4 million, or 7.4%, from $44.6 million at March 31, 2016. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	March 31, 2017		December 31, 2016
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$7,639	$216	$9,368	$218
Commercial real estate	26,452	-	24,321	-
Land	-	-	283	-
Personal property (UCC)	-	13,649	-	15,492
Total	$34,091	$13,865	$33,972	$15,710

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	March 31, 2017		December 31, 2016
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$14,940	$-	$13,804	$-
Wholesale/Retail	11,794	8,410	12,312	9,213
Food/Restaurant	148	-	153	-
Import/Export	-	5,241	-	6,174
Other	7,209	214	7,703	323
Total	$34,091	$13,865	$33,972	$15,710

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

Other Real Estate Owned

As of March 31, 2017, OREO totaled $19.9 million, which decreased $205,000, or 1.0%, compared to $20.1 million as of December 31, 2016, and decreased $7.4 million, or 27.2%, compared to $27.3 million as of March 31, 2016.

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency status of over 90 days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring (TDRs). Those loans with a balance less than our defined selection criteria, generally a loan amount less than $500,000, are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. We obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired. The appraisals are based on “as is” or bulk sale valuations. To ensure that appraised values remain current, we generally obtain an updated appraisal every twelve months from qualified independent appraisers. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs, which range between 3% to 6% of the fair value, depending on the size of the impaired loan, is charged off against the allowance for loan losses. Non-accrual impaired loans, including TDRs, are not returned to accrual status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due, and TDRs are reviewed for continued impairment until they are no longer reported as TDRs.

As of March 31, 2017, recorded investment in impaired loans totaled $128.4 million and was comprised of non-accrual loans of $48.0 million and accruing TDRs of $80.4 million. As of December 31, 2016, recorded investment in impaired loans totaled $115.1 million and was comprised of non-accrual loans, excluding loans held for sale, of $49.7 million and accruing TDRs of $65.4 million. For impaired loans, the amounts previously charged off represent 10.3% as of March 31, 2017, and 8.4% as of December 31, 2016, of the contractual balances for impaired loans. As of March 31, 2017, $34.1 million, or 71.1%, of the $48.0 million of non-accrual loans, excluding loans held for sale, was secured by real estate compared to $34.0 million, or 68.4%, of the $49.7 million of non-accrual loans, excluding loans held for sale, that was secured by real estate as of December 31, 2016. The Bank obtains current appraisals, sales contracts, or other available market price information which provide updated factors in evaluating potential loss.

As of March 31, 2017, $2.3 million of the $115.5 million allowance for loan losses was allocated for impaired loans and $113.2 million was allocated to the general allowance. As of December 31, 2016, $2.8 million of the $119.0 million allowance for loan losses was allocated for impaired loans and $116.2 million was allocated to the general allowance.

The allowance for loan losses to non-accrual loans increased to 240.9% as of March 31, 2017, from 239.5% as of December 31, 2016, primarily due to a decrease in the allowance for loan losses. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	March 31, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$19,836	$17,973	$-	$24,037	$23,121	$-
Real estate construction loans	5,776	33,044	-	5,776	5,458	-
Commercial mortgage loans	49,567	43,458	-	60,522	54,453	-
Residential mortgage loans and equity lines	4,261	4,261	-	5,472	5,310	-
Subtotal	$79,440	$98,736	$-	$95,807	$88,342	$-
With allocated allowance
Commercial loans	$2,410	$1,979	$1,062	$5,216	$4,640	$1,827
Commercial mortgage loans	16,282	15,814	818	10,158	10,017	573
Residential mortgage loans and equity lines	13,113	11,847	395	13,263	12,075	396
Subtotal	$31,805	$29,640	$2,275	$28,637	$26,732	$2,796
Total impaired loans	$111,245	$128,376	$2,275	$124,444	$115,074	$2,796

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

As of March 31, 2017, construction loans of $508.3 million were disbursed with pre-established interest reserves of $59.7 million compared to $500.2 million of such loans disbursed with pre-established interest reserves of $58.9 million at December 31, 2016.  The balance for construction loans with interest reserves which have been extended was $101.1 million with pre-established interest reserves of $2.1 million at March 31, 2017, compared to $113.1 million with pre-established interest reserves of $2.1 million at December 31, 2016.  Land loans of $36.1 million were disbursed with pre-established interest reserves of $903,000 at March 31, 2017, compared to $51.3 million land loans disbursed with pre-established interest reserves of $1.0 million at December 31, 2016.  The balance for land loans with interest reserves which have been extended was $3.8 million at March 31, 2017 with pre-established interest reserves of $28,000 compared to $2.0 million land loans with pre-established interest reserves of $40,000 at December 31, 2016.

At March 31, 2017 and December 31, 2016, the Bank had no loans on non-accrual status with available interest reserves.  At March 31, 2017, $5.4 million of non-accrual non-residential construction loans and land loans had been originated with pre-established interest reserves.  At December 31, 2016, $5.5 million of non-accrual non-residential construction loans, and $7.8 million of non-accrual land loans had been originated with pre-established interest reserves.    While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the predominantly Asian areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; Las Vegas, Nevada, and Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of March 31, 2017, or as of December 31, 2016.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-nine months. Total loans for construction, land development, and other land represented 40.1% of the Bank’s total risk-based capital as of March 31, 2017, and 40.4% as of December 31, 2016. Total CRE loans represented 301% of total risk-based capital as of March 31, 2017, and 300% as of December 31, 2016 and were below the Bank’s internal limit for CRE loans of 400% of total capital at both dates.

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

In addition, the Bank’s Board of Directors has established a written credit policy that includes a credit review and control system that the Board of Directors believes should be effective in ensuring that the Bank maintains an appropriate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is appropriate to absorb losses in the credit portfolio. The determination of the amount of the allowance for credit losses and the provision for credit losses is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Additions to the allowance for credit losses are made by charges to the provision for credit losses. While management utilizes its best judgment based on the information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond the Bank’s control, including the performance of the Bank’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. Identified credit exposures that are determined to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for credit losses. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for credit losses in future periods.

The allowance for loan losses was $115.5 million and the allowance for off-balance sheet unfunded credit commitments was $3.4 million at March 31, 2017, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded commitments. The $115.5 million allowance for loan losses at March 31, 2017, decreased $3.5 million, or 2.9%, from $119.0 million at December 31, 2016. The allowance for loan losses represented 1.02% of period-end gross loans, excluding loans held for sale, and 240.9% of non-performing loans at March 31, 2017. The comparable ratios were 1.06% of period-end gross loans, excluding loans held for sale, and 239.5% of non-performing loans at December 31, 2016. The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended March 31,
	2017	2016
	(Dollars in thousands)
Allowance for loan losses
Balance at beginning of period	$118,966	$138,963
Reversal for credit losses	(2,500)	(10,500)
Charge-offs :
Commercial loans	(1,204)	(2,070)
Real estate loans	(555)	(259)
Total charge-offs	(1,759)	(2,329)
Recoveries:
Commercial loans	491	987
Construction loans	49	7,276
Real estate loans	297	155
Total recoveries	837	8,418

Balance at end of period	$115,544	$134,552

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$3,224	$1,494
Provision for credit losses	200	1,200
Balance at end of period	$3,424	$2,694

Average loans outstanding during the period (1)	$11,286,327	$10,290,571
Total gross loans outstanding, at period-end (1)	$11,365,509	$10,363,647
Total non-performing loans, at period-end (2)	$47,956	$44,643
Ratio of net charge-offs/(recoveries) to average loans outstanding during the period (1)	0.03%	(0.24%)
Provision for credit losses to average loans outstanding during the period (1)	(0.08%)	(0.36%)
Allowance for credit losses to non-performing loans, at period-end (2)	248.08%	307.43%
Allowance for credit losses to gross loans, at period-end (1)	1.05%	1.32%

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	March 31, 2017		December 31, 2016
	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans
Type of Loan:	(Dollars in thousands)
Commercial loans	$47,276	19.6%	$49,203	21.1%
Residential mortgage loans (1)	12,526	23.7	11,620	22.0
Commercial mortgage loans	35,960	51.8	34,864	52.2
Real estate construction loans	19,768	4.9	23,268	4.7
Installment and other loans	14	0.0	11	0.0
Total	$115,544	100%	$118,966	100%

(1) Residential mortgage loans includes equity lines.

The allowance allocated to real estate construction loans decreased from $23.3 million as of December 31, 2016, to $19.8 million as of March 31, 2017, which was primarily due to reversal of reserves for well collateralized loans that were restructured during the first quarter of 2017.

The allowance allocated to commercial loans was $47.3 million at March 31, 2017, compared to $49.2 million at December 31, 2016. The decrease is due primarily to the reduction in the level of substandard loans.

The allowance allocated to commercial mortgage loans increased $1.1 million to $36.0 million at March 31, 2017, from $34.9 million at December 31, 2016 as a result of loan growth.

The allowance allocated for residential mortgage loans increased $0.9 million, or 7.7%, to $12.5 million as of March 31, 2017, compared to $11.6 million as of December 31, 2016 as a result of loan growth.

Deposits

Total deposits were $11.6 billion at March 31, 2017, a decrease of $87 million, or 0.7%, from $11.7 billion at December 31, 2016, and an increase of $1.3 billion, or 12.2%, from $10.3 billion at March 31, 2016. The following table displays the deposit mix as of the dates indicated:

	March 31, 2017		December 31, 2016
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Deposits
Non-interest-bearing demand deposits	$2,472,895	21.3%	$2,478,107	21.2%
Interest bearing demand deposits	1,260,232	10.9	1,230,445	10.6
Money market deposits	2,295,622	19.8	2,198,938	18.8
Savings deposits	727,342	6.3	719,949	6.2
Time deposits	4,831,184	41.7	5,047,287	43.2
Total deposits	$11,587,275	100.0%	$11,674,726	100.0%

The following table shows the maturity distribution of time deposits, as of March 31, 2017:

	Time Deposits - under $100,000	Time Deposits - $100,000 and over	Total Time Deposits
	(In thousands)
Less than three months	$342,836	$882,295	$1,225,131
Three to six months	341,553	1,106,925	1,448,478
Six to twelve months	393,222	1,264,352	1,657,574
Over one year	206,273	293,728	500,001
Total	$1,283,884	$3,547,300	$4,831,184
Percent of total deposits	11.1%	30.6%	41.7%

Borrowings

Borrowings include federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $150 million with a weighted average rate of 2.81% as of March 31, 2017, compared to $350 million with a weighted average rate of 4.06% as of December 31, 2016. As of March 31, 2017, three fixed rate non-callable securities sold under agreements to repurchase totaled $150 million with a weighted average rate of 2.81%. Final maturity for the three fixed rate non-callable securities sold under agreements to repurchase was $50.0 million in July 2017, $50.0 million in June 2018, and $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $166.4 million as of March 31, 2017, and $372 million as of December 31, 2016.

Borrowing from the FHLB. As of March 31, 2017, over-night borrowings from the FHLB were $250 million at a rate of 0.80% compared to $275 million at a rate of 0.55% as of December 31, 2016. As of March 31, 2017, the advances from the FHLB were $75 million at a rate of 1.48%. As of March 31, 2017, FHLB advances of $25 million will mature in March 2018 and $50 million will mature in December 2019.

Long-term Debt

Long-term debt was $119.1 million as of March 31, 2017, compared to $119.1 million as of December 31, 2016. Long-term debt is comprised of Junior Subordinated Notes, which qualify as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of March 31, 2017. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$4,331,183	$497,567	$2,423	$11	$4,831,184
Non-callable securities sold under agreements to repurchase	50,000	100,000	-	-	150,000
Advances from the Federal Home Loan Bank	275,000	50,000	-	-	325,000
Other borrowings	-	-	-	17,614	17,614
Long-term debt	-	-	-	119,136	119,136
Operating leases	8,503	11,653	6,633	7,870	34,659
Total contractual obligations and other commitments	$4,664,686	$659,220	$9,056	$144,631	$5,477,593

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

Capital Resources

Total equity was $1.9 billion as of March 31, 2017, an increase of $29.4 million, from $1.8 billion as of December 31, 2016, primarily due to net income of $48.9 million partially offset by common stock cash dividends of $16.8 million and shares withheld related to net share settlement of RSUs of $5.1 million.

The following table summarizes changes in total equity for the three months ended March 31, 2017:

(In thousands)	Three months ended March 31, 2017
Net income	$48,941
Stock options exercised and RSUs distributed	423
Proceeds from shares issued through the Dividend Reinvestment Plan	617
Shares withheld related to net share settlement of RSUs	(5,118)
Share-based compensation	1,183
Other comprehensive income	73
Cash dividends paid to common stockholders	(16,756)
Net increase in total equity	$29,363

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements under Basel III rules that became effective January 1, 2015, with transitional provisions as of March 31, 2017. In addition, the capital ratios of the Bank place it in the “well capitalized” category, which is defined as institutions with a common equity tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%.

The following table presents Bancorp’s and the Bank’s capital and leverage ratios as of March 31, 2017, and December 31, 2016:

	Cathay General Bancorp				Cathay Bank
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Common equity Tier 1 capital (to risk-weighted assets)	$1,488,572	13.05	$1,459,351	12.84	$1,531,412	13.44	$1,515,096	13.35
Common equity Tier 1 capital minimum requirement	513,370	4.50	511,590	4.50	512,619	4.50	510,582	4.50
Excess	$975,202	8.55	$947,761	8.34	$1,018,793	8.94	$1,004,514	8.85

Tier 1 capital (to risk-weighted assets)	$1,604,072	14.06	$1,574,806	13.85	$1,531,412	13.44	$1,515,096	13.35
Tier 1 capital minimum requirement	684,494	6.00	682,120	6.00	683,492	6.00	680,776	6.00
Excess	$919,578	8.06	$892,686	7.85	$847,920	7.44	$834,320	7.35

Total capital (to risk-weighted assets)	$1,726,722	15.14	$1,702,144	14.97	$1,650,379	14.49	$1,637,286	14.43
Total capital minimum requirement	912,658	8.00	909,493	8.00	911,323	8.00	907,701	8.00
Excess	$814,064	7.14	$792,651	6.97	$739,056	6.49	$729,585	6.43

Tier 1 capital (to average assets) - Leverage ratio	$1,604,072	11.77	$1,574,806	11.57	$1,531,412	11.26	$1,515,096	11.16
Minimum leverage requirement	545,073	4.00	544,614	4.00	543,858	4.00	543,059	4.00
Excess	$1,058,999	7.77	$1,030,192	7.57	$987,554	7.26	$972,037	7.16

Risk-weighted assets	$11,408,228		$11,368,663		$11,391,536		$11,346,260
Total average assets (1)	$13,626,837		$13,615,348		$13,596,459		$13,576,477

(1)	The quarterly total average assets reflect all debt securities at amortized cost, equity securities with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. The amount of future dividends will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors. Our Board of Directors increased the common stock dividend to $0.21 per share in December 2016. The terms of our Junior Subordinated Notes also limit our ability to pay dividends.

The Company declared a cash dividend of $0.21 per share on 79,788,541 shares outstanding on March 1, 2017, for distribution to holders of our common stock on March 10, 2017. Total cash dividends of $16.8 million were paid during the first quarter of 2017.

Country Risk Exposures

The Company’s total assets were $14.2 billion and total foreign country risk net exposures were $473.1 million as of March 31, 2017. Total foreign country risk net exposures as of March 31, 2017, were comprised primarily of $279.0 million from Hong Kong, $64.1 million from China, $30.0 million from Australia, $24.7 million from France, $22.5 million from Germany, $11.8 million from Singapore, $11.7 million from England, $10.0 million from Virgin Island, $7.1 million from the Philippines, $5.8 million from Macau, $2.2 million from Taiwan, $1.4 million from Canada, $1.2 million from Switzerland, $0.6 million from Japan, $0.5 million from Indonesia, and $0.3 million from Venezuela. Risk is determined based on location of the borrowers, issuers, and counterparties.

All foreign country risk net exposures as of March 31, 2017, were to non-sovereign counterparties, except $78.3 million due from the Hong Kong Monetary Authority.

Unfunded loans to foreign entities exposures were $21.5 million as of March 31, 2017, primarily due to $20.0 million unfunded loans to two financial institutions in China.

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

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, with the quarterly interest payments throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 1.14%. As of March 31, 2017, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $1.9 million, net of taxes, was included in other comprehensive income. The amount of periodic net settlement of interest rate swaps included in interest expense was $479,000 for the three months ended March 31, 2017 compared to $620,000 for the same quarter a year ago.

As of March 31, 2017, the Bank has entered into interest rate swap contracts with various terms from four to eight years. These interest rate swap contracts are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.62% and receives a variable rate at the one month LIBOR rate plus a weighted average spread of 307 basis points, or at a weighted average rate of 3.90%. As of March 31, 2017, the notional amount of fair value interest rate swaps was $424.2 million and their unrealized loss of $1.9 million was included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $713,000 for the three months ended March 31, 2017, compared to $934,000 for the same quarter a year ago. As of March 31, 2017, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $6.5 million as of March 31, 2017.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. As of March 31, 2017, the notional amount of option contracts totaled $11.7 million with a net negative fair value of $180,000. As of March 31, 2017, spot, forward, and swap contracts with a total notional amount of $174.0 million had a positive fair value of $1.1 million. Spot, forward, and swap contracts with a total notional amount of $70.3 million had a negative fair value of $647,000 as of March 31, 2017. As of December 31, 2016, the notional amount of option contracts totaled $12.1 million with a net negative fair value of $121,000. As of December 31, 2016, spot, forward, and swap contracts with a total notional amount of $82.4 million had a positive fair value of $1.3 million. Spot, forward, and swap contracts with a total notional amount of $89.5 million had a negative fair value of $3.1 million as of December 31, 2016.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. For March 2017, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 13.2% compared to 12.6% as of December 31, 2016.

The Bank is a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of March 31, 2017, the Bank had an approved credit line with the FHLB totaling $5.6 billion. Advances from the FHLB were $325.0 million and standby letter of credits issued by FHLB on the Company’s behalf were $43.8 million as of March 31, 2017. The Bank expects to be able to access this source of funding, if required, in the near term. The Bank has pledged a portion of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program to secure these borrowings. As of March 31, 2017, the borrowing capacity under the Borrower-in-Custody program was $19.4 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. As of March 31, 2017, investment securities totaled $1.2 billion, with $285.0 million pledged as collateral for borrowings and other commitments. The remaining $942.8 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 89.7% of the Company’s time deposits mature within one year or less as of March 31, 2017. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical run-off experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $113.4 million in 2016 and $35.0 million in the first quarter of 2017.

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

We have established a tolerance level in our policy to define and limit net interest income volatility to a change of plus or minus 5% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met, or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. The Company’s simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level in our policy to limit the loss in the net economic value of our portfolio of assets and liabilities to zero when the hypothetical rate change is plus or minus 200 basis points.

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2017:

Change in Interest Rate (Basis Points)	Net Interest Income Volatility (1)	Market Value of Equity Volatility (2)
+200	9.7	2.4
+100	4.7	1.2
-100	-8.4	6.3
-200	-9.4	-0.8

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents the net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS.

Bancorp’s wholly-owned subsidiary, Cathay Bank, is a party to ordinary routine litigation from time to time incidental to various aspects of its operations. Management does not believe that any such litigation is expected to have a material adverse impact on the Company’s consolidated financial condition or results of operations.

Item 1A.     RISK FACTORS.

There is no material change in the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, in response to Item 1A in Part I of Form 10-K.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2017 - January 31, 2017)	0	$0	0	$7,543,008
Month #2 (February 1, 2017 - February 28, 2017)	0	$0	0	$7,543,008
Month #3 (March 1, 2017 - March 31, 2017)	0	$0	0	$7,543,008
Total	0	$0	0	$7,543,008

For a discussion of limitations on the payment of dividends, see “Dividend Policy” and “Liquidity” under Part I—Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Cathay General Bancorp (Registrant)

Date: May 5, 2017
/s/ Pin Tai
Pin Tai Chief Executive Officer and President

Date: May 5, 2017
/s/ Heng W. Chen
Heng W. Chen Executive Vice President and Chief Financial Officer