Form 10-Q
period 2017-06-30
CATHAY GENERAL BANCORP
filed 2017-08-09
CIK 861842

UNITED STATES

securities and exchange commission

Washington, D.C. 20549

form 10-q

(Mark One)

[ X ]      quarterly report pursuant to section 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2017

OR

[    ]     transition report pursuant to section 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                           to

Commission file number	001-31830

Cathay General BANCORP

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                  Yes ☑          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           Yes ☑          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “Emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑                                                                                             Accelerated filer ☐

Non-accelerated filer      ☐      (Do not check if a smaller reporting company)      Smaller reporting company ☐        Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                             Yes ☐          No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, 80,788,573 shares outstanding as of July 31, 2017.

CATHAY GENERAL BANCORP AND SUBSIDIARies

2ND quarter 2017 REPORT ON FORM 10-Q

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	June 30, 2017	December 31, 2016

Assets
Cash and due from banks	$160,517	$218,017
Short-term investments and interest bearing deposits	393,895	967,067
Securities available-for-sale (amortized cost of $1,366,624 in 2017 and $1,317,012 in 2016)	1,368,351	1,314,345
Loans held for sale	-	7,500
Loans	11,571,232	11,201,275
Less: Allowance for loan losses	(115,809)	(118,966)
Unamortized deferred loan fees, net	(3,788)	(4,994)
Loans, net	11,451,635	11,077,315
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	19,230	20,070
Affordable housing investments and alternative energy partnerships, net	288,902	251,077
Premises and equipment, net	104,131	105,607
Customers’ liability on acceptances	9,897	12,182
Accrued interest receivable	36,836	37,299
Goodwill	372,189	372,189
Other intangible assets, net	2,537	2,949
Other assets	111,415	117,902
Total assets	$14,336,785	$14,520,769

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$2,436,820	$2,478,107
Interest-bearing deposits:
Demand deposits	1,273,066	1,230,445
Money market deposits	2,267,392	2,198,938
Savings deposits	884,238	719,949
Time deposits	4,601,801	5,047,287
Total deposits	11,463,317	11,674,726

Securities sold under agreements to repurchase	150,000	350,000
Advances from the Federal Home Loan Bank	475,000	350,000
Other borrowings for affordable housing investments	17,564	17,662
Long-term debt	119,136	119,136
Acceptances outstanding	9,897	12,182
Other liabilities	204,105	168,524
Total liabilities	12,439,019	12,692,230
Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 88,072,997 issued and 79,862,354 outstanding at June 30, 2017, and 87,820,920 issued and 79,610,277 outstanding at December 31, 2016	881	878
Additional paid-in-capital	895,578	895,480
Accumulated other comprehensive loss, net	(1,420)	(3,715)
Retained earnings	1,242,316	1,175,485
Treasury stock, at cost (8,210,643 shares at June 30, 2017, and at December 31, 2016)	(239,589)	(239,589)
Total equity	1,897,766	1,828,539
Total liabilities and equity	$14,336,785	$14,520,769

See accompanying notes to unaudited condensed consolidated financial statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$129,836	$115,822	$254,746	$230,712
Investment securities	4,719	5,265	9,125	12,124
Federal Home Loan Bank stock	298	382	710	729
Deposits with banks	776	433	1,852	682
Total interest and dividend income	135,629	121,902	266,433	244,247

Interest Expense
Time deposits	10,769	10,619	21,751	21,476
Other deposits	4,698	3,931	9,144	7,571
Securities sold under agreements to repurchase	1,065	3,934	2,615	7,868
Advances from Federal Home Loan Bank	305	202	593	308
Long-term debt	1,440	1,440	2,864	2,880
Total interest expense	18,277	20,126	36,967	40,103

Net interest income before reversal for credit losses	117,352	101,776	229,466	204,144
Reversal for loan losses	-	(5,150)	(2,500)	(15,650)
Net interest income after reversal for credit losses	117,352	106,926	231,966	219,794

Non-Interest Income
Securities gains/(losses), net	3	1,655	(463)	1,449
Letters of credit commissions	1,193	1,205	2,316	2,486
Depository service fees	1,344	1,385	2,852	2,708
Other operating income	3,612	4,812	8,165	9,955
Total non-interest income	6,152	9,057	12,870	16,598

Non-Interest Expense
Salaries and employee benefits	26,145	21,501	52,016	48,432
Occupancy expense	4,722	4,484	9,421	8,853
Computer and equipment expense	2,528	2,443	5,252	5,023
Professional services expense	5,343	4,614	9,599	8,982
Data processing service expense	2,396	2,027	4,928	4,277
FDIC and State assessments	2,189	2,763	4,709	5,352
Marketing expense	1,859	1,002	2,730	1,798
Other real estate owned expense	317	493	378	788
Amortization of investments in low income housing and alternative energy partnerships	6,224	27,400	11,074	30,194
Amortization of core deposit intangibles	173	173	345	345
Other operating expense	4,762	1,979	8,092	6,406
Total non-interest expense	56,658	68,879	108,544	120,450

Income before income tax expense	66,846	47,104	136,292	115,942
Income tax expense	15,431	12,273	35,936	34,948
Net income	$51,415	$34,831	$100,356	$80,994

Other comprehensive income, net of tax
Unrealized holding gain on securities available-for-sale	2,774	4,456	2,278	14,810
Less: reclassification adjustments for losses included in net income	2	959	(268)	840
Unrealized holding loss on cash flow hedge derivatives	(550)	(1,282)	(251)	(4,402)
Total other comprehensive gain, net of tax	2,222	2,215	2,295	9,568
Total other comprehensive income	$53,637	$37,046	$102,651	$90,562

Net income per common share:
Basic	$0.64	$0.44	$1.26	$1.02
Diluted	$0.64	$0.44	$1.25	$1.01
Cash dividends paid per common share	$0.21	$0.18	$0.42	$0.36
Average common shares outstanding
Basic	79,840,188	78,846,237	79,772,268	79,290,378
Diluted	80,562,607	79,619,883	80,488,305	80,006,866

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30
	2017	2016
	(In thousands)
Cash Flows from Operating Activities
Net income	$100,356	$80,994
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Reversal for loan losses	(2,500)	(15,650)
Provision for losses on other real estate owned	483	383
Deferred tax liability	12,227	7,098
Depreciation and amortization	3,504	3,861
Net gains on sale and transfer of other real estate owned	(317)	(228)
Net gains on sale of loans	-	(201)
Proceeds from sales of loans	7,500	6,065
Originations of loans held-for-sale	-	(8,789)
Amortization on alternative energy partnerships, venture capital and other investments	1,682	25,264
Net loss/(gain) on sales and calls of securities	438	(1,655)
Amortization/accretion of security premiums/discounts, net	1,293	3,404
Write-down on impaired securities	25	206
Stock based compensation and stock issued to officers as compensation	3,107	2,623
Net change in accrued interest receivable and other assets	603	(4,690)
Net change in other liabilities	1,832	(7,212)
Net cash provided by operating activities	130,233	91,473

Cash Flows from Investing Activities
Decrease/(increase) in short-term investments	573,172	(170,047)
Purchase of investment securities available-for-sale	(349,550)	(290,901)
Proceeds from sale of investment securities available-for-sale	99,541	241,844
Proceeds from repayments, maturities and calls of investment securities available-for-sale	198,619	415,656
Net increase in loans	(369,751)	(350,810)
Purchase of premises and equipment	(1,718)	(1,857)
Proceeds from sales of other real estate owned	1,399	828
Net increase in investment in affordable housing and alternative energy partnerships	(16,685)	(47,420)
Net cash provided by (used for) investing activities	135,027	(202,707)

Cash Flows from Financing Activities

Net decrease in deposits	(211,228)	(37,711)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(200,000)	-
Advances from Federal Home Loan Bank	795,000	1,755,000
Repayment of Federal Home Loan Bank borrowings	(670,000)	(1,475,000)
Cash dividends paid	(33,524)	(28,375)
Purchases of treasury stock	-	(54,441)
Proceeds from shares issued under Dividend Reinvestment Plan	1,233	1,096
Proceeds from exercise of stock options	877	49
Taxes paid related to net share settlement of RSUs	(5,118)	(103)
Net cash (used in) financing activities	(322,760)	160,515

(Decrease)/increase in cash and cash equivalents	(57,500)	49,281
Cash and cash equivalents, beginning of the period	218,017	180,130
Cash and cash equivalents, end of the period	$160,517	$229,411

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$39,259	$40,740
Income taxes paid	$30,096	$30,698
Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$2,546	$13,970
Net change in unrealized holding loss on cash flow hedge derivatives	$(251)	$(4,402)
Transfers to other real estate owned from loans held for investment	$726	$2,698
Loans transferred from held for sale to held for investment, net	$-	$3,751

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), seven limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, Asia Realty Corp. and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of June 30, 2017, the Bank operates 22 branches in Southern California, 12 branches in Northern California, 12 branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Maryland, one branch in Nevada, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

On July 14, 2017, Bancorp completed its acquisition of SinoPac Bancorp and its wholly owned subsidiary Far East National Bank, a U.S. federally chartered bank. Subsequent to the acquisition, on July 17, 2017, SinoPac Bancorp merged with and into Bancorp and Bancorp became the holding company for Far East National Bank. Far East National Branch was founded in 1974 and, as of June 30, 2017, operated nine branches in California and a representative office in Beijing. For additional information, see Note 18 to the Company’s unaudited condensed consolidated financial statements.

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

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company expects that the most significant estimates subject to change are the allowance for loan losses, goodwill impairment, and other-than-temporary impairment.

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

Under ASU 2016-09, all excess tax benefits and tax deficiencies from share based payments are recognized as income tax expense or benefit in the income statement instead of the previous accounting which credited excess tax benefits to additional paid-in capital and tax deficiencies as a charge to income tax expense or as an offset to accumulated excess tax benefits, if any. Excess tax benefits or deficiencies are included in income tax expense as discrete items in the period in which they occur. For diluted earnings per share calculations, excess tax benefits are no longer included in assumed proceeds when determining average diluted shares outstanding under the treasury stock method. ASU 2016-09 resulted in a $2.6 million tax benefit from the distribution of restricted stock units in the six months ended June 30, 2017.

Other Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance replaces existing revenue recognition guidance for contracts to provide goods or services to customers and amends existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate. ASU 2014-09 clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. ASU 2014-09 as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. Our revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company has completed the assessment phase of implementing this new standard. In the assessment phase, the Company determined which revenue streams are within the scope and those that are excluded from the scope of the new standard. Based on this assessment, the Company concluded that substantially all of the Company's revenues are excluded from the scope of the new standard. For the revenues within the scope of the new standard, the Company concluded that there will not be a material impact under the new standard.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows – Restricted Cash.” This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Adoption of ASU 2016-18 is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) – Clarifying the Definition of a Business.” This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this update also provide a screen to determine when a set is not a business. The amendments in this update affect all reporting entities that must determine whether they have acquired or sold a business. The amendments in this update are to be applied to annual periods beginning after December 15, 2017. Adoption of ASU 2017-01 is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350)”: Simplifying the Test for Goodwill Impairment.” This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Adoption of this update is on a prospective basis and the amendments in this update are to be applied to annual periods beginning after December 15, 2019. Adoption of ASU 2017-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05,” Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” This update clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset”, in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets with the scope of Subtopic 610-20. The amendments in this update clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The amendments also clarify that an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Adoption of ASU 2017-05 is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities” This update amends the amortization period for certain purchased callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This update affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Modification Accounting.” The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update affect any entity that changes the terms or conditions of a share-based payment award. The amendments should be applied prospectively to an award modified on or after the adoption date. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Adoption of ASU 2017-09 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except share and per share data)	2017	2016	2017	2016
Net income	$51,415	$34,831	$100,356	$80,994

Weighted-average shares:
Basic weighted-average number of common shares outstanding	79,840,188	78,846,237	79,772,268	79,290,378
Dilutive effect of weighted-average outstanding common share equivalents
Warrants	410,677	539,201	413,626	495,785
Options	24,169	92,455	29,002	87,737
Restricted stock units	287,573	141,990	273,410	132,966
Diluted weighted-average number of common shares outstanding	80,562,607	79,619,883	80,488,306	80,006,866

Average stock options and warrants with anti-dilutive effect	0	177,642	9,895	268,593
Earnings per common share:
Basic	$0.64	$0.44	$1.26	$1.02
Diluted	$0.64	$0.44	$1.25	$1.01

5. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock. As of June 30, 2017, the only options granted by the Company were non-statutory stock options to selected Bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events). There were no options granted during the first six months of 2017 or 2016.

Option compensation expense was zero for the three months and for the six months ended June 30, 2017, and June 30, 2016. Stock-based compensation was fully recognized over the requisite service period for all awards. There were 37,540 and 2,110 stock option shares exercised in the six months ended June 30, 2017 and 2016, respectively. The Company received $877,000 from the exercise of stock options which had an aggregate intrinsic value of $534,000 during the six months ended June 30, 2017 compared to $49,000 from the exercise of stock options which had an aggregate intrinsic value of $9,000 during the six months ended June 30, 2016. The table below summarizes stock option activity for the periods indicated:

			Weighted-average	Aggregate
		Weighted-average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in thousands)
Balance, December 31, 2016	82,670	$23.37	1.1	$1,211
Exercised	(18,040)	23.37
Balance, March 31, 2017	64,630	$23.37	0.9	$925
Exercised	(19,500)	23.37
Balance, June 30, 2017	45,130	$23.37	0.7	$658

Exercisable, June 30, 2017	45,130	$23.37	0.7	$658

In addition to stock options, the Company also grants restricted stock units to eligible employees that vest subject to continued employment at the vesting dates.

The Company granted restricted stock units for 87,781 shares at an average closing price of $38.59 per share in the first six months of 2017. The Company granted restricted stock units for 88,693 shares at an average closing price of $30.37 per share in 2016.

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

The following table presents restricted stock unit activity during the six months ended June 30, 2017:

Units
Balance at December 31, 2016	727,419
Granted	164,404
Distributed	(297,171)
Forfeited	(5,362)
Balance at June 30, 2017	589,290

The compensation expense recorded for restricted stock units was $1.4 million for the three months ended June 30, 2017, compared to $1.0 million in the same period a year ago. For the six months ended June 30, 2017 and 2016, compensation expense recorded related to the restricted stock units was $2.6 million and $2.1 million, respectively. Unrecognized stock-based compensation expense related to restricted stock units was $10.6 million as of June 30, 2017, and is expected to be recognized over the next 2.2 years.

As of June 30, 2017, 3,460,349 shares were available under the Company’s 2005 Incentive Plan (as Amended and Restated) for future grants.

Tax benefit from share-based payment arrangements of $2.6 million reduced income tax expense in the first six months of 2017 compared to a tax short-fall of $3.4 million that was charged to income tax expense in the first six months of 2016.

6. Investment Securities

Investment securities were $1.4 billion as of June 30, 2017, compared to $1.3 billion as of December 31, 2016. The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of June 30, 2017, and December 31, 2016:

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$569,569	$-	$524	$569,045
U.S. government sponsored entities	400,000	-	5,369	394,631
Mortgage-backed securities	309,166	221	2,480	306,907
Corporate debt securities	74,970	549	109	75,410
Mutual funds	6,500	-	235	6,265
Preferred stock of government sponsored entities	2,811	2,413	-	5,224
Other equity securities	3,608	7,261	-	10,869
Total	$1,366,624	$10,444	$8,717	$1,368,351

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$489,839	$35	$857	$489,017
U.S. government sponsored entities	400,000	-	9,669	390,331
Mortgage-backed securities	339,241	309	3,290	336,260
Collateralized mortgage obligations	48	-	20	28
Corporate debt securities	74,965	247	862	74,350
Mutual funds	6,500	-	270	6,230
Preferred stock of government sponsored entities	2,811	4,497	-	7,308
Other equity securities	3,608	7,213	-	10,821
Total	$1,317,012	$12,301	$14,968	$1,314,345

The amortized cost and fair value of investment securities as of June 30, 2017, by contractual maturities, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-For-Sale
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$520,258	$520,058
Due after one year through five years	526,194	521,010
Due after five years through ten years	95	102
Due after ten years (1)	320,077	327,181
Total	$1,366,624	$1,368,351

(1) Equity securities are reported in this category

There were no sales transactions of mortgage-backed securities during the first six months of 2017. Proceeds of $241.8 million were received from the sales transactions of mortgage-backed securities during the first six months of 2016. Proceeds from repayments, maturities and calls of mortgage-backed securities were $28.6 million and $80.7 million for the six months ended June 30, 2017 and 2016, respectively. Proceeds of $99.5 million were received from the sale of other investment securities during the six months ended June 30, 2017. There were no sales transactions of other investment securities during the six months ended June 30, 2016. Proceeds from maturities and calls of other investment securities were $170.0 million during the six months ended June 30, 2017 compared to $335.0 million during the same period a year ago. During the six months ended June 30, 2017, $438,000 of losses were realized on sales of investment securities. Other than temporary impairment write-downs of $25,000 and $206,000 were recorded during the first six months of 2017 and 2016, respectively.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of June 30, 2017, and December 31, 2016:

	June 30, 2017
	Temporarily impaired securities

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$569,044	$524	$-	$-	$569,044	$524
U.S. government sponsored entities	394,631	5,369	-	-	394,631	5,369
Mortgage-backed securities	301,997	2,477	56	3	302,053	2,480
Corporate debt securities	-	-	29,891	109	29,891	109
Mutual funds	-	-	6,265	235	6,265	235

Total	$1,265,672	$8,370	$36,212	$347	$1,301,884	$8,717

	December 31, 2016
	Temporarily impaired securities

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$299,088	$857	$-	$-	$299,088	$857
U.S. government sponsored entities	390,331	9,669	-	-	390,331	9,669
Mortgage-backed securities	328,236	3,288	62	2	328,298	3,290
Collateralized mortgage obligations	-	-	28	20	28	20
Corporate debt securities	-	-	29,138	862	29,138	862
Mutual funds	-	-	6,230	270	6,230	270
Total	$1,017,655	$13,814	$35,458	$1,154	$1,053,113	$14,968

As of June 30, 2017, the Company had unrealized losses on available-for-sale securities of $8.7 million. The unrealized losses on these securities were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. Management believes the impairment was temporary and, accordingly, no impairment loss on these securities has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

Investment securities having a carrying value of $225.6 million as of June 30, 2017, and $649.1 million as of December 31, 2016, were pledged to secure public deposits, other borrowings, treasury tax and loan, and securities sold under agreements to repurchase.

7. Loans

Most of the Company’s business activities are with customers located in the predominately Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; Las Vegas, Nevada, and Hong Kong. The Company has no specific industry concentration, and generally its loans are secured by real property or other collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, from refinancing by other lenders, or through sale by the borrowers of the secured collateral.

The types of loans in the Company’s condensed consolidated balance sheets as of June 30, 2017, and December 31, 2016, were as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Commercial loans	$2,215,960	$2,248,187
Residential mortgage loans	2,756,055	2,444,048
Commercial mortgage loans	5,883,770	5,785,248
Real estate construction loans	547,737	548,088
Equity lines	162,153	171,711
Installment & other loans	5,557	3,993
Gross loans	$11,571,232	$11,201,275
Allowance for loan losses	(115,809)	(118,966)
Unamortized deferred loan fees	(3,788)	(4,994)
Total loans, net	$11,451,635	$11,077,315
Loans held for sale	$-	$7,500

As of June 30, 2017, recorded investment in impaired loans totaled $143.9 million and was comprised of non-accrual loans, excluding loans held for sale, of $64.0 million and accruing troubled debt restructured loans (TDRs) of $79.8 million. As of December 31, 2016, recorded investment in impaired loans totaled $115.1 million and was comprised of non-accrual loans, excluding loans held for sale, of $49.7 million and accruing TDRs of $65.4 million. For impaired loans, the amounts previously charged off represent 10.0% as of June 30, 2017, and 8.4% as of December 31, 2016, of the contractual balances for impaired loans.

The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	Impaired Loans
	Average Recorded Investment				Interest Income Recognized
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)
Commercial loans	$19,376	$14,940	$21,345	$13,805	$86	$167	$171	$370
Real estate construction loans	42,752	9,923	29,912	15,107	356	-	696	-
Commercial mortgage loans	60,295	90,971	60,847	89,212	445	713	898	1,513
Residential mortgage loans and equity lines	15,172	17,112	15,854	17,052	107	140	211	285
Total impaired loans	$137,595	$132,946	$127,958	$135,176	$994	$1,020	$1,976	$2,168

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated:

	Impaired Loans
	June 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$18,200	$17,826	$-	$24,037	$23,121	$-
Real estate construction loans	45,545	45,057	-	5,776	5,458	-
Commercial mortgage loans	55,599	49,379	-	60,522	54,453	-
Residential mortgage loans and equity lines	2,920	2,920	-	5,472	5,310	-
Subtotal	$122,264	$115,182	$-	$95,807	$88,342	$-
With allocated allowance
Commercial loans	$3,665	$1,032	$145	$5,216	$4,640	$1,827
Commercial mortgage loans	16,515	15,934	1,018	10,158	10,017	573
Residential mortgage loans and equity lines	13,099	11,715	398	13,263	12,075	396
Subtotal	$33,279	$28,681	$1,561	$28,637	$26,732	$2,796
Total impaired loans	$155,543	$143,863	$1,561	$124,444	$115,074	$2,796

The following tables present the aging of the loan portfolio by type as of June 30, 2017, and as of December 31, 2016:

	June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$32,411	$515	$495	$13,064	$46,485	$2,169,475	$2,215,960
Real estate construction loans	-	-	-	16,585	16,585	531,152	547,737
Commercial mortgage loans	2,258	115	-	27,448	29,821	5,853,949	5,883,770
Residential mortgage loans and equity lines	164	480	-	6,947	7,591	2,910,617	2,918,208
Installment and other loans	-	-	-	-	-	5,557	5,557
Total loans	$34,833	$1,110	$495	$64,044	$100,482	$11,470,750	$11,571,232

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$22,753	$27,190	$-	$15,710	$65,653	$2,182,534	$2,248,187
Real estate construction loans	10,390	5,835	-	5,458	21,683	526,405	548,088
Commercial mortgage loans	5,886	700	-	20,078	26,664	5,758,584	5,785,248
Residential mortgage loans and equity lines	4,390	-	-	8,436	12,826	2,602,933	2,615,759
Installment and other loans	-	-	-	-	-	3,993	3,993
Total loans	$43,419	$33,725	$-	$49,682	$126,826	$11,074,449	$11,201,275

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

As of June 30, 2017, accruing TDRs were $79.8 million and non-accrual TDRs were $30.0 million compared to accruing TDRs of $65.4 million and non-accrual TDRs of $29.7 million as of December 31, 2016. The Company allocated specific reserves of $523,000 to accruing TDRs and $681,000 to non-accrual TDRs as of June 30, 2017, and $1.3 million to accruing TDRs and $1.1 million to non-accrual TDRs as of December 31, 2016. The following tables present TDRs that were modified during the three and six months ended June 30, 2017 and 2016, their specific reserves as of June 30, 2017 and 2016, and charge-offs for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30, 2017				June 30, 2017
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	1	$500	$500	$-	$-
Total	1	$500	$500	$-	$-

	Three months ended June 30, 2016				June 30, 2016
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	4	$4,844	$4,844	$-	$148
Residential mortgage loans and equity lines	2	367	367	-	23
Total	6	$5,211	$5,211	$-	$171

	Six months ended June 30, 2017				June 30, 2017
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	1	$500	$500	$-	$-
Real estate construction loans	2	27,683	27,683	-	-
Total	3	$28,183	$28,183	$-	$-

	Six months ended June 30, 2016				June 30, 2016
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	4	$4,844	$4,844	$-	$148
Residential mortgage loans and equity lines	2	367	367	-	23
Total	6	$5,211	$5,211	$-	$171

Modifications of the loan terms during the first six months of 2017 were in the form of extensions of maturity dates. The length of time for which modifications involving extensions of maturity dates were documented ranged from three to ten months from the modification date.

We expect that the TDRs on accruing status as of June 30, 2017, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  A summary of TDRs by type of concession and by type of loan, as of June 30, 2017, and December 31, 2016, is shown below:

	June 30, 2017
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$5,463	$-	$331	$5,794
Real estate construction loans	28,472	-	-	28,472
Commercial mortgage loans	25,625	5,917	6,322	37,864
Residential mortgage loans	4,324	529	2,836	7,689
Total accruing TDRs	$63,884	$6,446	$9,489	$79,819

	June 30, 2017
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$12,804	$-	$-	$12,804
Commercial mortgage loans	707	1,736	14,514	16,957
Residential mortgage loans	123	-	161	284
Total non-accrual TDRs	$13,634	$1,736	$14,675	$30,045

	December 31, 2016
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$7,971	$-	$4,081	$12,052
Commercial mortgage loans	25,979	5,961	12,452	44,392
Residential mortgage loans	5,104	789	3,056	8,949
Total accruing TDRs	$39,054	$6,750	$19,589	$65,393

	December 31, 2016
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$14,565	$-	$-	$14,565
Commercial mortgage loans	2,510	1,795	10,328	14,633
Residential mortgage loans	356	-	168	524
Total non-accrual TDRs	$17,431	$1,795	$10,496	$29,722

The activity within our TDRs for the periods indicated is shown below:

	Three months ended June 30,		Six months ended June 30,
Accruing TDRs	2017	2016	2017	2016
	(In thousands)
Beginning balance	$80,419	$90,172	$65,393	$81,680
New restructurings	500	2,065	28,183	2,065
Restructured loans restored to accrual status	-	-	-	10,303
Payments	(1,100)	(1,505)	(5,695)	(3,316)
Restructured loans placed on non-accrual status	-	(1,138)	(5,822)	(1,138)
Expiration of loan concession upon renewal	-	(14,886)	(2,240)	(14,886)
Ending balance	$79,819	$74,708	$79,819	$74,708

	Three months ended June 30,		Six months ended June 30,
Non-accrual TDRs	2017	2016	2017	2016
	(In thousands)
Beginning balance	$32,779	$23,209	$29,722	$39,923
New restructurings	-	3,145	-	3,145
Restructured loans placed on non-accrual status	-	1,138	5,822	1,138
Charge-offs	(497)	(945)	(1,546)	(945)
Payments	(2,237)	(1,105)	(3,227)	(7,516)
Foreclosures	-	-	(726)	-
Restructured loans restored to accrual status	-	-	-	(10,303)
Ending balance	$30,045	$25,442	$30,045	$25,442

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  One commercial loan of $50,000 with charge-offs of $2.1 million had payments defaults within the previous twelve months ended June 30, 2017.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of June 30, 2017, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

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

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following tables present the loan portfolio by risk rating as of June 30, 2017, and as of December 31, 2016:

	June 30, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,011,170	$142,907	$61,830	$53	$2,215,960
Real estate construction loans	451,043	51,637	45,057	-	547,737
Commercial mortgage loans	5,450,457	288,556	144,757	-	5,883,770
Residential mortgage loans and equity lines	2,909,723	-	8,485	-	2,918,208
Installment and other loans	5,557	-	-	-	5,557
Total gross loans	$10,827,950	$483,100	$260,129	$53	$11,571,232

Loans held for sale	$-	$-	$-	$-	$-

	December 31, 2016
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,023,114	$140,682	$84,293	$98	$2,248,187
Real estate construction loans	469,909	44,129	34,050	-	548,088
Commercial mortgage loans	5,410,623	250,221	124,404	-	5,785,248
Residential mortgage loans and equity lines	2,605,834	-	9,925	-	2,615,759
Installment and other loans	3,993	-	-	-	3,993
Total gross loans	$10,513,473	$435,032	$252,672	$98	$11,201,275

Loans held for sale	$-	$-	$7,500	$-	$7,500

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of June 30, 2017, and as of December 31, 2016:

		Real Estate	Commercial	Residential
	Commercial	Construction	Mortgage	Mortgage Loans	Installment and
	Loans	Loans	Loans	and Equity Lines	Other Loans	Total
	(In thousands)
June 30, 2017
Loans individually evaluated for impairment
Allowance	$145	$-	$1,018	$398	$-	$1,561
Balance	$18,858	$45,057	$65,313	$14,635	$-	$143,863

Loans collectively evaluated for impairment
Allowance	$46,599	$17,844	$35,822	$13,966	$17	$114,248
Balance	$2,197,102	$502,680	$5,818,457	$2,903,573	$5,557	$11,427,369

Total allowance	$46,744	$17,844	$36,840	$14,364	$17	$115,809
Total balance	$2,215,960	$547,737	$5,883,770	$2,918,208	$5,557	$11,571,232

December 31, 2016
Loans individually evaluated for impairment
Allowance	$1,827	$-	$573	$396	$-	$2,796
Balance	$27,761	$5,458	$64,470	$17,385	$-	$115,074

Loans collectively evaluated for impairment
Allowance	$47,376	$23,268	$34,291	$11,224	$11	$116,170
Balance	$2,220,426	$542,630	$5,720,778	$2,598,374	$3,993	$11,086,201

Total allowance	$49,203	$23,268	$34,864	$11,620	$11	$118,966
Total balance	$2,248,187	$548,088	$5,785,248	$2,615,759	$3,993	$11,201,275

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2017, and June 30, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended June 30, 2017 and 2016

		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)

March 31, 2017 Ending Balance	$47,276	$19,768	$35,960	$12,526	$14	115,544
Provision/(credit) for possible credit losses	(340)	(1,971)	477	1,831	3	-
Charge-offs	(527)	-	-	-	-	(527)
Recoveries	335	47	403	7	-	792
Net (charge-offs)/recoveries	(192)	47	403	7	-	265
June 30, 2017 Ending Balance	$46,744	$17,844	$36,840	$14,364	$17	$115,809

March 31, 2016 Ending Balance	$56,381	$12,744	$50,451	$14,969	$7	$134,552

Provision/(credit) for possible credit losses	170	(2,038)	(3,815)	528	5	(5,150)
Charge-offs	(6,688)	-	(945)	-	-	(7,633)
Recoveries	727	47	399	6	-	1,179
Net (charge-offs)/recoveries	(5,961)	47	(546)	6	-	(6,454)
June 30, 2016 Ending Balance	$50,590	$10,753	$46,090	$15,503	$12	$122,948

Six months ended June 30, 2017 and 2016

		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)

2017 Beginning Balance	$49,203	$23,268	$34,864	$11,620	$11	$118,966
Provision/(credit) for possible credit losses	(1,556)	(5,520)	1,840	2,729	7	(2,500)
Charge-offs	(1,730)	-	(555)	-	-	(2,285)
Recoveries	826	96	691	15	-	1,628
Net (charge-offs)/recoveries	(904)	96	136	15	-	(657)

June 30, 2017 Ending Balance	$46,743	$17,844	$36,840	$14,364	$18	$115,809
Reserve for impaired loans	$-	$-	$-	$-	$-	$-
Reserve for non-impaired loans	$46,743	$17,844	$36,840	$14,364	$18	$115,809
Reserve for off-balance sheet credit commitments	$2,583	$1,707	$74	$143	$6	$4,513

2016 Beginning Balance	$56,199	$22,170	$49,440	$11,145	$9	$138,963
Provision/(credit) for possible credit losses	1,435	(18,740)	(2,837)	4,488	3	(15,651)
Charge-offs	(8,758)	-	(1,055)	(148)	-	(9,961)
Recoveries	1,714	7,323	542	18	-	9,597
Net (charge-offs)/recoveries	(7,044)	7,323	(513)	(130)	-	(364)

June 30, 2016 Ending Balance	$50,590	$10,753	$46,090	$15,503	$12	$122,948
Reserve for impaired loans	$1,395	$-	$5,891	$438	$-	$7,724
Reserve for non-impaired loans	$49,195	$10,753	$40,199	$15,065	$12	$115,224
Reserve for off-balance sheet credit commitments	$1,969	$-	$34	$119	$2	$2,124

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

9. Borrowed Funds

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $150 million with a weighted average rate of 2.81% as of June 30, 2017, compared to $350 million with a weighted average rate of 4.06% as of December 31, 2016. As of June 30, 2017, three fixed rate non-callable securities sold under agreements to repurchase totaled $150 million with a weighted average rate of 2.81%. Final maturity for the three fixed rate non-callable securities sold under agreements to repurchase was $50.0 million in July 2017, $50.0 million in June 2018, and $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $165 million as of June 30, 2017, and $372 million as of December 31, 2016.

Borrowing from the FHLB. As of June 30, 2017, over-night borrowings from the FHLB were $400 million at a rate of 1.09% compared to $275 million at a rate of 0.55% as of December 31, 2016. As of June 30, 2017, the advances from the FHLB were $75 million at a rate of 1.48%. As of June 30, 2017, FHLB advances of $25 million will mature in March 2018 and $50 million will mature in December 2019.

10. Income Taxes

Income tax expense totaled $35.9 million, or an effective tax rate of 26.4%, for the six months ended June 30, 2017, compared to an income tax expense of $34.9 million, or an effective tax rate of 30.1%, for the same period in 2016. The effective tax rate includes the impact of the utilization of low income housing tax credits and the utilization of alternative energy tax credits. Also, ASU 2016-09 resulted in a $2.5 million tax benefit from the distribution of restricted stock units in the first six months ended June 30, 2017.

As of June 30, 2017 and December 31, 2016, the Company had income tax refunds receivable of $19.4 million and $14.6 million, respectively. These income tax receivables are included in other assets in the accompanying condensed consolidated balance sheets.

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2017, and December 31, 2016:

June 30, 2017	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)

Securities available-for-sale
U.S. Treasury securities	$569,045	$-	$-	$569,045
U.S. government sponsored entities	-	394,631	-	394,631
Mortgage-backed securities	-	306,907	-	306,907
Corporate debt securities	-	75,410	-	75,410
Mutual funds	6,265	-	-	6,265
Preferred stock of government sponsored entities	5,224	-	-	5,224
Other equity securities	10,869	-	-	10,869
Total securities available-for-sale	591,403	776,948	-	1,368,351
Warrants	-	-	108	108
Foreign exchange contracts	-	2,378	-	2,378
Interest rate swaps	-	1,608	-	1,608
Total assets	$591,403	$780,934	$108	$1,372,445

Liabilities

Option contracts	$-	$231	$-	$231
Foreign exchange contracts	-	640	-	640
Interest rate swaps	-	4,770	-	4,770
Total liabilities	$-	$5,641	$-	$5,641

December 31, 2016	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)

Securities available-for-sale
U.S. Treasury securities	$489,017	$-	$-	$489,017
U.S. government sponsored entities	-	390,331	-	390,331
Mortgage-backed securities	-	336,260	-	336,260
Collateralized mortgage obligations	-	28	-	28
Corporate debt securities	-	74,350	-	74,350
Mutual funds	6,230	-	-	6,230
Preferred stock of government sponsored entities	7,308	-	-	7,308
Other equity securities	10,821	-	-	10,821
Total securities available-for-sale	513,376	800,969	-	1,314,345
Warrants	-	-	79	79
Interest rate swaps	-	938	-	938
Foreign exchange contracts	-	1,302	-	1,302
Total assets	$513,376	$803,209	$79	$1,316,664

Liabilities

Option contracts	$-	$121	$-	$121
Interest rate swaps	-	3,744	-	3,744
Foreign exchange contracts	-	3,132	-	3,132
Total liabilities	$-	$6,997	$-	$6,997

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $108,000 as of June 30, 2017, compared to $79,000 as of December 31, 2016. The fair value adjustment of warrants was included in other operating income in the second quarter of 2017. The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from 1 to 6 years, risk-free interest rate from 1.41% to 2.27%, and stock volatility from 6.54% to 14.21%.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the condensed consolidated balance sheets as of June 30, 2017, the following tables provide the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of June 30, 2017, and December 31, 2016, and the total losses for the periods indicated:

	June 30, 2017				Total Losses
	Fair Value Measurements Using			Total at	Three Months Ended		Six Months Ended
	Level 1	Level 2	Level 3	Fair Value	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Assets	(In thousands)

Impaired loans by type:
Commercial loans	$-	$-	$888	$888	$497	$-	$1,273	$-
Commercial mortgage loans	-	-	14,915	14,915	-	945	250	945
Residential mortgage loans and equity lines	-	-	11,317	11,317	-	-	-	-
Total impaired loans	-	-	27,120	27,120	497	945	1,523	945
Other real estate owned (1)	-	6,482	4,322	10,804	212	88	249	216
Investments in venture capital and private company stock	-	-	3,240	3,240	166	122	352	231
Total assets	$-	$6,482	$34,682	$41,164	$875	$1,155	$2,124	$1,392

(1) Other real estate owned balance of $19.2 million in the condensed consolidated balance sheet is net of estimated disposal costs.

	December 31, 2016				Total Losses
	Fair Value Measurements Using			Total at	Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2016	December 31, 2015
Assets	(In thousands)

Impaired loans by type:
Commercial loans	$-	$-	$2,813	$2,813	$322	$806
Commercial mortgage loans	-	-	9,444	9,444	-	598
Residential mortgage loans and equity lines	-	-	11,679	11,679	-	146
Total impaired loans	-	-	23,936	23,936	322	1,550
Other real estate owned (1)	-	6,006	4,372	10,378	9	404
Investments in venture capital and private company stock	-	-	3,667	3,667	976	553
Total assets	$-	$6,006	$31,975	$37,981	$1,307	$2,507

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

The significant unobservable inputs used in the fair value measurement of other real estate owned (“OREO”) was primarily based on the appraised value of OREO adjusted by estimated sales cost and commissions. The Company applies estimated sales cost and commissions ranging from 3% to 6% of the collateral value of impaired loans, quoted price, or loan sale price of loans held for sale, and appraised value of OREO.

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

The following table presents the carrying and notional amounts and estimated fair value of financial instruments as of June 30, 2017, and as of December 31, 2016:

	June 30, 2017		December 31, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$160,517	$160,517	$218,017	$218,017
Short-term investments	393,895	393,895	967,067	967,067
Securities available-for-sale	1,368,351	1,368,351	1,314,345	1,314,345
Loans held for sale	-	-	7,500	7,500
Loans, net	11,451,635	11,379,583	11,077,315	11,006,344
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250
Warrants	108	108	79	79

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$157,508	$2,378	$82,439	$1,302
Interest rate swaps	206,263	1,608	361,526	938

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$11,463,317	$11,470,912	$11,674,726	$11,680,017
Securities sold under agreements to repurchase	150,000	150,842	350,000	351,989
Advances from Federal Home Loan Bank	475,000	475,058	350,000	350,062
Other borrowings	17,564	15,570	17,662	15,944
Long-term debt	119,136	63,337	119,136	63,169

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$13,598	$231	$12,117	$121
Foreign exchange contracts	45,869	640	89,545	3,132
Interest rate swaps	358,994	7,191	119,136	3,744

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$2,102,122	$(6,446)	$2,062,241	$(6,025)
Standby letters of credit	97,642	(995)	75,396	(668)
Other letters of credit	31,498	(17)	37,283	(16)
Bill of lading guarantees	113	-	75	-

The following tables present the level in the fair value hierarchy for the estimated fair values of financial instruments as of June 30, 2017, and December 31, 2016.

	June 30, 2017
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$160,517	$160,517	$-	$-
Short-term investments	393,895	393,895	-	-
Securities available-for-sale	1,368,351	591,403	776,948	-
Loans held-for-sale	-	-	-	-
Loans, net	11,379,583	-	-	11,379,583
Investment in Federal Home Loan Bank stock	17,250	-	17,250	-
Warrants	108	-	-	108
Financial Liabilities
Deposits	11,470,912	-	-	11,470,912
Securities sold under agreements to repurchase	150,842	-	150,842	-
Advances from Federal Home Loan Bank	475,058	-	475,058	-
Other borrowings	15,570	-	-	15,570
Long-term debt	63,337	-	63,337	-

	December 31, 2016
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$218,017	$218,017	$-	$-
Short-term investments	967,067	967,067	-	-
Securities available-for-sale	1,314,345	513,376	800,969	-
Loans held-for-sale	7,500	-	-	7,500
Loans, net	11,006,344	-	-	11,006,344
Investment in Federal Home Loan Bank stock	17,250	-	17,250	-
Warrants	79	-	-	79
Financial Liabilities
Deposits	11,680,017	-	-	11,680,017
Securities sold under agreements to repurchase	351,989	-	351,989	-
Advances from Federal Home Loan Bank	350,062	-	350,062	-
Other borrowings	15,944	-	-	15,944
Long-term debt	63,169	-	63,169	-

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

As of June 30, 2017, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment as of an interim date.

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

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, with the quarterly interest payments throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 1.26%. As of June 30, 2017, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $2.4 million, net of taxes, was included in other comprehensive income. The amount of periodic net settlement of interest rate swaps included in interest expense was $439,000 for the three months ended June 30, 2017 compared to $593,000 for the same quarter a year ago. For the six months ended June 30, 2017, the periodic net settlement of interest rate swaps included in interest expense was $0.9 million compared to $1.2 million for the same period in 2016.

As of June 30, 2017, the Bank has entered into interest rate swap contracts with various terms from four to eight years. These interest rate swap contracts are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.57% and receives a variable rate at the one month LIBOR rate plus a weighted average spread of 298 basis points, or at a weighted average rate of 4.07%. As of June 30, 2017, the notional amount of fair value interest rate swaps was $446.1 million and their unrealized gain of $1.0 million was included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $651,000 for the three months ended June 30, 2017, compared to $946,000 for the same quarter a year ago. The amount of periodic net settlement of interest rate swaps reducing interest income was $1.4 million for the six months ended June 30, 2017, compared to $1.9 million for the same period a year ago. As of June 30, 2017, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $7.0 million as of June 30, 2017.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. As of June 30, 2017, the notional amount of option contracts totaled $13.6 million with a net negative fair value of $231,000. As of June 30, 2017, spot, forward, and swap contracts with a total notional amount of $157.5 million had a positive fair value of $2.4 million. Spot, forward, and swap contracts with a total notional amount of $45.9 million had a negative fair value of $640,000 as of June 30, 2017. As of December 31, 2016, the notional amount of option contracts totaled $12.1 million with a net negative fair value of $121,000. As of December 31, 2016, spot, forward, and swap contracts with a total notional amount of $82.4 million had a positive fair value of $1.3 million. Spot, forward, and swap contracts with a total notional amount of $89.5 million had a negative fair value of $3.1 million as of December 31, 2016.

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

Financial instruments that are eligible for offset in the condensed consolidated balance sheets, as of June 30, 2017, and December 31, 2016, are presented in the following table:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
June 30, 2017

Assets:
Derivatives	$1,608	$-	$1,608	$-	$-	$1,608
Liabilities:
Securities sold under agreements to repurchase	$150,000	$-	$150,000	$-	$(150,000)	$-
Derivatives	$4,771	$-	$4,771	$-	$(4,771)	$-

December 31, 2016

Assets:
Derivatives	$938	$-	$938	$-	$-	$938

Liabilities:
Securities sold under agreements to repurchase	$350,000	$-	$350,000	$-	$(350,000)	$-
Derivatives	$3,744	$-	$3,744	$-	$(3,744)	$-

16. Stockholders’ Equity

Total equity was $1.9 billion as of June 30, 2017, an increase of $69.2 million, from $1.8 billion as of December 31, 2016, primarily due to net income of $100.4 million partially offset by common stock cash dividends of $33.5 million and shares withheld related to net share settlement of RSUs of $5.1 million.

The U.S. Treasury received warrants to purchase common stock of 1,846,374 shares at an exercise price of $20.96 as part of the Company’s participation in the U.S. Treasury Troubled Asset Relief Program Capital Purchase Program. As a result of the anti-dilution adjustments under the warrant, the exercise price at December 31, 2016 has been adjusted to $20.65 and the number of warrants increased by 1.5%. At June 30, 2017 and December 31, 2016, 943,345 warrants remain exercisable.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three months and six months ended June 30, 2017, and June 30, 2016, was as follows:

	Three months ended June 30, 2017			Three months ended June 30, 2016
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
Beginning balance, loss, net of tax	(In thousands)
Securities available-for-sale			$(1,771)			$5,042
Cash flow hedge derivatives			(1,871)			(6,115)
Total			$(3,642)			$(1,073)
Net unrealized (losses)/gains arising during the period
Securities available-for-sale	$4,786	$2,012	$2,774	$7,688	$3,232	$4,456
Cash flow hedge derivatives	(949)	(399)	(550)	(2,212)	(930)	(1,282)
Total	3,837	1,613	2,224	5,476	2,302	$3,174
Reclassification adjustment for net losses in net income
Securities available-for-sale	(3)	(1)	(2)	(1,655)	(696)	(959)
Cash flow hedge derivatives	-	-	-	-	-	-
Total	(3)	(1)	(2)	(1,655)	(696)	(959)
Total other comprehensive (loss)/income
Securities available-for-sale	4,783	2,011	2,772	6,033	2,536	3,497
Cash flow hedge derivatives	(949)	(399)	(550)	(2,212)	(930)	(1,282)
Total	$3,834	$1,612	$2,222	$3,821	$1,606	$2,215
Ending balance, (loss)/gain, net of tax
Securities available-for-sale			$1,001			$8,539
Cash flow hedge derivatives			(2,421)			(7,397)
Total			$(1,420)			$1,142

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
Beginning balance, loss, net of tax	(In thousands)
Securities available-for sale			$(1,545)			$(5,431)
Cash flow hedge derivatives			(2,170)			(2,995)
Total			$(3,715)			$(8,426)
Net unrealized gains/(losses) arising during the period
Securities available-for sale	$3,930	$1,652	$2,278	$25,552	$10,742	$14,810
Cash flow hedge derivatives	(433)	(182)	(251)	(7,595)	(3,193)	(4,402)
Total	3,497	1,470	2,027	17,957	7,549	$10,408
Reclassification adjustment for net (gains)/losses in net income
Securities available-for sale	463	195	268	(1,449)	(609)	(840)
Cash flow hedge derivatives	-	-	-	-	-	-
Total	463	195	268	(1,449)	(609)	(840)
Total other comprehensive income/(loss)
Securities available-for sale	4,393	1,847	2,546	24,103	10,133	13,970
Cash flow hedge derivatives	(433)	(182)	(251)	(7,595)	(3,193)	(4,402)
Total	$3,960	$1,665	$2,295	$16,508	$6,940	$9,568
Ending balance, gain/(loss), net of tax
Securities available-for sale			$1,001			$8,539
Cash flow hedge derivatives			(2,421)			(7,397)
Total			$(1,420)			$1,142

17. Stock Repurchase Program

On February 1, 2016, the Company’s Board of Directors approved a new stock repurchase program to buy back up to $45.0 million of our common stock. In 2016, the Company repurchased 1,380,578 shares for $37.5 million, or $27.13 per share under the February 2016 repurchase program. The Company did not repurchase any shares under the February 2016 repurchase program for the six months ended June 30, 2017. As of June 30, 2017 and December 31, 2016, the Company may repurchase up to $7.5 million of its common stock under the February 2016 repurchase program.

18. Subsequent Events

The Company has evaluated the effect of the following events that have occurred subsequent to the quarter ended June 30, 2017 through the date of issuance of the accompanying condensed consolidated financial statements:

On July 14, 2017, the Company completed the acquisition of SinoPac Bancorp, the parent of Far East National Bank (FENB), pursuant to a Stock Purchase Agreement, dated as of July 8, 2016, by and between the Company and Bank SinoPac Co. Ltd. Under the terms of the Stock Purchase Agreement, the Company purchased all of the issued and outstanding share capital of SinoPac Bancorp for an aggregate purchase price of $351.6 million plus additional post closing payments based on the realization of certain assets of FENB. The Company issued 926,192 shares of common stock as consideration and the remainder of the consideration is payable in cash. Pursuant to the Stock Purchase Agreement, (i) $100 million of the purchase price was deferred and will be released within one year based on the timing of the contemplated merger of FENB and Cathay Bank and (ii) 10% of the purchase price was held back and will be released over a period of three years following the closing of the acquisition, subject to any indemnity claims. Founded in 1974, FENB offers a wide range of financial services. As of June 30, 2017, FENB operated nine branches in California, and a representative office in Beijing. As of June 30, 2017, FENB had total assets of $1.2 billion including $733 million in loans, excluding term fed funds sold, and total deposits of $799 million. The acquisition will be accounted for as a business combination, subject to the provisions of ASC 805-10-50, Business Combinations. Due to the timing of the acquisition, the Company is currently in the process of completing the purchase accounting and has not made all of the remaining disclosures required by ASC 805-10-50, such as the fair value of assets acquired, which will be disclosed in subsequent filings.

Due to the timing of the transaction, balances and results of operations of FENB are not included in the Company’s reported financial results in this Form 10-Q as of or for the quarter and six months ended June 30, 2017.

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

Highlights

●	Diluted earnings per share increased 46% to $0.64 per share for the second quarter of 2017 compared to $0.44 per share for the same quarter a year ago.
●	Total loans increased $206 million, or 7% annualized, to $11.6 billion for the quarter.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended June 30, 2017, was $51.4 million, an increase of $16.6 million, or 47.6%, compared to net income of $34.8 million for the same quarter a year ago. Diluted earnings per share for the quarter ended June 30, 2017, was $0.64 compared to $0.44 for the same quarter a year ago.

Return on average stockholders’ equity was 10.96% and return on average assets was 1.48% for the quarter ended June 30, 2017, compared to a return on average stockholders’ equity of 8.00% and a return on average assets of 1.07% for the same quarter a year ago.

Financial Performance

	Three months ended
	June 30, 2017	June 30, 2016
Net income (in millions)	$51.4	$34.8
Basic earnings per common share	$0.64	$0.44
Diluted earnings per common share	$0.64	$0.44
Return on average assets	1.48%	1.07%
Return on average total stockholders' equity	10.96%	8.00%
Efficiency ratio	45.88%	62.15%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $15.6 million, or 15.3%, to $117.4 million during the second quarter of 2017 compared to $101.8 million during the same quarter a year ago. The increase was due primarily to an increase in interest income from loans and a decrease in interest expense from securities sold under agreements to repurchase.

The net interest margin was 3.63% for the second quarter of 2017 compared to 3.38% for the second quarter of 2016 and 3.49% for the first quarter of 2017.

For the second quarter of 2017, the yield on average interest-earning assets was 4.19%, the cost of funds on average interest-bearing liabilities was 0.78%, and the cost of interest-bearing deposits was 0.68%. In comparison, for the second quarter of 2016, the yield on average interest-earning assets was 4.05%, the cost of funds on average interest-bearing liabilities was 0.89%, and the cost of average interest-bearing deposits was 0.70%. The increase in the yield on average interest earning assets was a result of higher interest rates, interest income collected from nonaccrual loans and loan prepayment penalties. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 3.41% for the quarter ended June 30, 2017, compared to 3.16% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended June 30, 2017, and 2016. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended June 30,
	2017			2016
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Total loans and leases (1)	$11,388,057	$129,836	4.57%	10,441,941	115,822	4.46
Taxable securities	1,260,646	4,719	1.50	1,293,490	5,265	1.64
Federal Home Loan Bank stock	17,250	298	6.93	17,250	382	8.91
Interest bearing deposits	302,224	776	1.03	358,944	433	0.49
Total interest-earning assets	12,968,177	135,629	4.19	12,111,625	121,902	4.05
Non-interest earning assets:
Cash and due from banks	200,765			213,837
Other non-earning assets	915,151			907,178
Total non-interest earning assets	1,115,916			1,121,015
Less: Allowance for loan losses	(115,838)			(135,320)
Deferred loan fees	(4,043)			(7,296)
Total assets	$13,964,212			$13,090,024

Interest bearing liabilities:
Interest bearing demand accounts	$1,260,575	$534	0.17	$1,013,028	$420	0.17
Money market accounts	2,304,586	3,774	0.66	2,017,867	3,251	0.65
Savings accounts	794,450	390	0.20	630,042	260	0.17
Time deposits	4,722,920	10,769	0.91	4,707,847	10,619	0.91
Total interest-bearing deposits	9,082,531	15,467	0.68	8,368,784	14,550	0.70

Securities sold under agreements to repurchase	150,000	1,065	2.85	400,000	3,934	3.96
Other borrowings	103,538	305	1.18	166,191	202	0.49
Long-term debt	119,136	1,440	4.86	119,136	1,440	4.86
Total interest-bearing liabilities	9,455,205	18,277	0.78	9,054,111	20,126	0.89
Non-interest bearing liabilities:
Demand deposits	2,440,181			2,106,062
Other liabilities	186,372			178,915
Total equity	1,882,454			1,750,936
Total liabilities and equity	$13,964,212			$13,090,024
Net interest spread			3.41%			3.16%
Net interest income		$117,352			$101,776
Net interest margin			3.63%			3.38%

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
	2017-2016
	Increase (Decrease) in
	Net Interest Income Due to:
(In thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	$10,978	$3,036	$14,014
Taxable securities	(128)	(418)	(546)
Federal Home Loan Bank stock	-	(84)	(84)
Deposits with other banks	(78)	420	342
Total changes in interest income	10,772	2,954	13,726

Interest-bearing liabilities:
Interest bearing demand accounts	106	8	114
Money market accounts	477	45	522
Savings accounts	76	54	130
Time deposits	42	108	150
Securities sold under agreements to repurchase	(1,981)	(888)	(2,869)
Other borrowed funds	(99)	202	103
Total changes in interest expense	(1,379)	(471)	(1,850)
Changes in net interest income	$12,151	$3,425	$15,576

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision/(reversal) for credit losses

The provision for credit losses was zero for the second quarter of 2017 compared to a reversal of $5.2 million for the second quarter of 2016. The provision/(reversal) for credit losses was based on a review of the appropriateness of the allowance for loan losses at June 30, 2017.The following table summarizes the charge-offs and recoveries for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Charge-offs:
Commercial loans	$527	$6,688	$1,730	$8,757
Real estate loans (1)	-	945	555	1,204
Total charge-offs	527	7,633	2,285	9,961
Recoveries:
Commercial loans	335	727	826	1,714
Construction loans	47	47	96	7,323
Real estate loans (1)	410	405	706	560
Total recoveries	792	1,179	1,628	9,597
Net (recoveries)/charge-offs	$(265)	$6,454	$657	$364

(1) Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), wire transfer fees, and other sources of fee income, was $6.2 million for the second quarter of 2017, a decrease of $2.9 million, or 32.1%, compared to $9.1 million for the second quarter of 2016, primarily because of securities gains of $1.7 million recorded in the second quarter of 2016.

Non-Interest Expense

Non-interest expense decreased $12.2 million, or 17.7%, to $56.7 million in the second quarter of 2017 compared to $68.9 million in the same quarter a year ago. For the second quarter of 2017, amortization of investments in affordable housing and alternative energy partnerships decreased $21.2 million, which was offset by a $4.6 million increase in salary and employee benefit expenses and a $2.8 million increase in other operating expense when compared to the same quarter a year ago. The efficiency ratio was 45.9% in the second quarter of 2017 compared to 62.2% for the same quarter a year ago.

Income Taxes

The effective tax rate for the second quarter of 2017 was 23.1% compared to 26.1% for the second quarter of 2016. The effective tax rate includes the impact of low income housing tax credits and an alternative energy tax credit investment made in the second quarter. Income tax expense for the first quarter of 2017 was also reduced by $2.6 million in benefits from the distribution of restricted stock units and exercises of stock options.

Year-to-Date Statement of Operations Review

Net income for the six months ended June 30, 2017, was $100.4 million, an increase of $19.4 million, or 23.9%, compared to net income of $81.0 million for the same period a year ago. Diluted earnings per share was $1.25 compared to $1.01 per share for the same period a year ago. The net interest margin for the six months ended June 30, 2017, was 3.56% compared to 3.40% for the same period a year ago.

Return on average stockholders’ equity was 10.84% and return on average assets was 1.45% for the six months ended June 30, 2017, compared to a return on average stockholders’ equity of 9.33% and a return on average assets of 1.25% for the same period of 2016. The efficiency ratio for the six months ended June 30, 2017, was 44.79% compared to 54.57% for the same period a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the six months ended June 30, 2017, and 2016. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Six months ended June 30,
	2017			2016
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Total loans and leases (1)	$11,338,983	$254,746	4.53	$10,366,256	$230,712	4.48
Taxable securities	1,247,432	9,125	1.48	1,424,671	12,124	1.71
Federal Home Loan Bank stock	17,250	710	8.30	17,250	729	8.50
Interest bearing deposits	393,627	1,852	0.95	261,771	682	0.52
Total interest-earning assets	12,997,292	266,433	4.13	12,069,948	244,247	4.07
Non-interest earning assets:
Cash and due from banks	204,920			211,112
Other non-earning assets	900,470			896,001
Total non-interest earning assets	1,105,390			1,107,113
Less: Allowance for loan losses	(117,319)			(138,096)
Deferred loan fees	(4,368)			(7,668)
Total assets	$13,980,995			$13,031,297

Interest bearing liabilities:
Interest bearing demand accounts	$1,249,050	$1,051	0.17	$989,403	$815	0.17
Money market accounts	2,290,400	7,418	0.65	1,971,638	6,257	0.64
Savings accounts	754,049	675	0.18	625,335	500	0.16
Time deposits	4,790,025	21,751	0.92	4,804,168	21,476	0.90
Total interest-bearing deposits	9,083,524	30,895	0.69	8,390,544	29,048	0.70

Securities sold under agreements to repurchase	169,613	2,615	3.11	400,000	7,868	3.96
Other borrowings	102,547	593	1.17	125,488	308	0.49
Long-term debt	119,136	2,864	4.85	119,136	2,880	4.86
Total interest-bearing liabilities	9,474,820	36,967	0.79	9,035,168	40,104	0.89
Non-interest bearing liabilities:
Demand deposits	2,455,587			2,069,878
Other liabilities	184,145			179,912
Total equity	1,866,443			1,746,339
Total liabilities and equity	$13,980,995			$13,031,297
Net interest spread			3.34%			3.18%
Net interest income		$229,466			$204,143
Net interest margin			3.56%			3.40%

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
	2017-2016
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	$21,258	$2,776	$24,034
Taxable securities	(1,422)	(1,577)	(2,999)
Federal Home Loan Bank stock	-	(19)	(19)
Deposits with other banks	448	722	1,170
Total changes in interest income	20,284	1,902	22,186

Interest-bearing liabilities:
Interest bearing demand accounts	216	20	236
Money market accounts	1,014	147	1,161
Savings accounts	110	65	175
Time deposits	(72)	347	275
Securities sold under agreements to repurchase	(3,830)	(1,423)	(5,253)
Other borrowed funds	(66)	351	285
Long-term debt	-	(16)	(16)
Total changes in interest expense	(2,628)	(509)	(3,137)
Changes in net interest income	$22,912	$2,411	$25,323

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Balance Sheet Review

Assets

Total assets were $14.3 billion as of June 30, 2017, a decrease of $184.0 million, or 1.3%, from $14.5 billion as of December 31, 2016, primarily due to a $573.2 million decrease in short-term investments and interest-bearing deposits offset by a $370.0 million increase in loans and a $54.0 million increase in available-for-sale securities.

Investment Securities

Investment securities represented 9.5% of total assets as of June 30, 2017, compared to 9.1% of total assets as of December 31, 2016. The carrying value of investment securities as of June 30, 2017, was $1.4 billion compared to $1.3 billion as of December 31, 2016. Securities available-for-sale are carried at fair value and had a net unrealized gain, net of tax, of $1.0 million as of June 30, 2017, compared to a net unrealized loss, net of tax, of $1.5 million as of December 31, 2016.

The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of June 30, 2017, and December 31, 2016:

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$569,569	$-	$524	$569,045
U.S. government sponsored entities	400,000	-	5,369	394,631
Mortgage-backed securities	309,166	221	2,480	306,907
Corporate debt securities	74,970	549	109	75,410
Mutual funds	6,500	-	235	6,265
Preferred stock of government sponsored entities	2,811	2,413	-	5,224
Other equity securities	3,608	7,261	-	10,869
Total	$1,366,624	$10,444	$8,717	$1,368,351

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$489,839	$35	$857	$489,017
U.S. government sponsored entities	400,000	-	9,669	390,331
Mortgage-backed securities	339,241	309	3,290	336,260
Collateralized mortgage obligations	48	-	20	28
Corporate debt securities	74,965	247	862	74,350
Mutual funds	6,500	-	270	6,230
Preferred stock of government sponsored entities	2,811	4,497	-	7,308
Other equity securities	3,608	7,213	-	10,821
Total	$1,317,012	$12,301	$14,968	$1,314,345

For additional information, see Note 6 to the Company’s unaudited condensed consolidated financial statements.

Investment securities having a carrying value of $225.6 million as of June 30, 2017, and $649.1 million as of December 31, 2016, were pledged to secure public deposits, other borrowings, treasury tax and loan and securities sold under agreements to repurchase.

Loans

Gross loans, excluding loans held for sale, were $11.6 billion at June 30, 2017, an increase of $370 million, or 3.3%, from $11.2 billion at December 31, 2016. The increase was primarily due to increases of $312.0 million, or 12.8%, in residential mortgage loans, and $98.5 million, or 1.7%, in commercial mortgage loans partially offset by decreases of $32.2 million, or 1.4%, in commercial loans. The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

	June 30, 2017	% of Gross Loans	December 31, 2016	% of Gross Loans	% Change
	(Dollars in thousands)
Type of Loans
Commercial loans	$2,215,960	19.2%	$2,248,187	20.1%	(1.4% )
Residential mortgage loans	2,756,055	23.9	2,444,048	21.8	12.8
Commercial mortgage loans	5,883,770	50.8	5,785,248	51.7	1.7
Equity lines	162,153	1.4	171,711	1.5	(5.6)
Real estate construction loans	547,737	4.7	548,088	4.9	(0.1)
Installment and other loans	5,557	0.0	3,993	0.0	39.2
Gross loans	$11,571,232	100%	$11,201,275	100%	3.3%

Allowance for loan losses	(115,809)		(118,966)		(2.7)
Unamortized deferred loan fees	(3,788)		(4,994)		(24.1)

Total loans, net	$11,451,635		$11,077,315		3.4%

Loans held for sale	$-		$7,500		(100.0% )

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

The ratio of non-performing assets, excluding non-accrual loans held for sale, to total assets was 0.6% at June 30, 2017, compared to 0.5% at December 31, 2016. Total non-performing assets increased $14.0 million, or 20.1%, to $83.8 million at June 30, 2017, compared to $69.8 million at December 31, 2016, primarily due to an increase of $14.3 million, or 28.9%, in non-accrual loans.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets was 0.72% as of June 30, 2017, compared to 0.62% as of December 31, 2016. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, decreased to 186.4% as of June 30, 2017, from 245.9% as of December 31, 2016.

The following table presents the changes in non-performing assets and troubled debt restructurings (“TDRs”) as of June 30, 2017, compared to December 31, 2016, and to June 30, 2016:

(Dollars in thousands)	June 30, 2017	December 31, 2016	% Change	June 30, 2016	% Change
Non-performing assets
Accruing loans past due 90 days or more	$495	$-	100	$-	100
Non-accrual loans:
Construction loans	16,585	5,458	204	6,081	173
Commercial mortgage loans	27,448	20,078	37	30,725	(11)
Commercial loans	13,064	15,710	(17)	8,251	58
Residential mortgage loans	6,947	8,436	(18)	8,081	(14)
Total non-accrual loans:	$64,044	$49,682	29	$53,138	21
Total non-performing loans	64,539	49,682	30	53,138	21
Other real estate owned	19,230	20,070	(4)	26,417	(27)
Total non-performing assets	$83,769	$69,752	20	$79,555	5
Accruing troubled debt restructurings	$79,819	$65,393	22	$74,708	7
Non-accrual loans held for sale	$-	$7,500	(100)	$2,925	(100)

Allowance for loan losses	$115,809	$118,966	(3)	$122,948	(6)

Total gross loans outstanding, at period-end (1)	$11,571,232	$11,201,275	3	$10,523,100	10

Allowance for loan losses to non-performing loans, at period-end (2)	179.44%	239.45%		231.37%
Allowance for loan losses to gross loans, at period-end (1)	1.00%	1.06%		1.17%

(1) Excludes loans held for sale at period-end.
(2) Excludes non-accrual loans held for sale at period-end.

Non-accrual Loans

At June 30, 2017, total non-accrual loans were $64.0 million, an increase of $14.3 million resulting from several construction and commercial real estate loans placed on nonaccrual, or 28.9%, from $49.7 million at December 31, 2016, and an increase of $10.9 million, or 20.5%, from $53.1 million at June 30, 2016. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	June 30, 2017		December 31, 2016
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$26,260	$8,065	$9,368	$218
Commercial real estate	24,720	-	24,321	-
Land	-	-	283	-
Personal property (UCC)	-	4,999	-	15,492
Total	$50,980	$13,064	$33,972	$15,710

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	June 30, 2017		December 31, 2016
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$35,183	$-	$13,804	$-
Wholesale/Retail	9,240	8,143	12,312	9,213
Food/Restaurant	145	-	153	-
Import/Export	-	4,921	-	6,174
Other	6,412	-	7,703	323
Total	$50,980	$13,064	$33,972	$15,710

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

As of June 30, 2017, recorded investment in impaired loans totaled $143.9 million and was comprised of non-accrual loans, excluding loans held for sale, of $64.0 million and accruing troubled debt restructured loans (TDRs) of $79.8 million. As of December 31, 2016, recorded investment in impaired loans totaled $115.1 million and was comprised of non-accrual loans, excluding loans held for sale, of $49.7 million and accruing TDRs of $65.4 million. For impaired loans, the amounts previously charged off represent 10.0% as of June 30, 2017, and 8.4% as of December 31, 2016, of the contractual balances for impaired loans. As of June 30, 2017, $51.0 million, or 79.6%, of the $64.0 million of non-accrual loans, excluding loans held for sale, was secured by real estate compared to $34.0 million, or 68.4%, of the $49.7 million of non-accrual loans, excluding loans held for sale, that was secured by real estate as of December 31, 2016. The Bank obtains current appraisals, sales contracts, or other available market price information which provide updated factors in evaluating potential loss.

As of June 30, 2017, $1.6 million of the $115.8 million allowance for loan losses was allocated for impaired loans and $114.2 million was allocated to the general allowance. As of December 31, 2016, $2.8 million of the $119.0 million allowance for loan losses was allocated for impaired loans and $116.2 million was allocated to the general allowance.

The allowance for loan losses to non-accrual loans was 180.8% as of June 30, 2017, from 239.5% as of December 31, 2016, primarily due to an increase in the non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	June 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$18,200	$17,826	$-	$24,037	$23,121	$-
Real estate construction loans	45,545	45,057	-	5,776	5,458	-
Commercial mortgage loans	55,599	49,379	-	60,522	54,453	-
Residential mortgage loans and equity lines	2,920	2,920	-	5,472	5,310	-
Subtotal	$122,264	$115,182	$-	$95,807	$88,342	$-
With allocated allowance
Commercial loans	$3,665	$1,032	$145	$5,216	$4,640	$1,827
Commercial mortgage loans	16,515	15,934	1,018	10,158	10,017	573
Residential mortgage loans and equity lines	13,099	11,715	398	13,263	12,075	396
Subtotal	$33,279	$28,681	$1,561	$28,637	$26,732	$2,796
Total impaired loans	$155,543	$143,863	$1,561	$124,444	$115,074	$2,796

Loan Interest Reserves

In accordance with customary banking practice, we originate construction loans and land development loans where interest on the loan is disbursed from pre-established interest reserves included in the total original loan commitment. Our construction loans and land development loans generally include optional renewal terms after the maturity of the initial loan term. New appraisals are obtained prior to extension or renewal of these loans in part to determine the appropriate interest reserve to be established for the new loan term. Loans with interest reserves are underwritten to the same criteria, including loan to value and, if applicable, pro forma debt service coverage ratios, as loans without interest reserves. Construction loans with interest reserves are monitored on a periodic basis to gauge progress towards completion. Interest reserves are frozen if it is determined that additional draws would result in a loan to value ratio that exceeds policy maximums based on collateral property type. Our policy limits in this regard are consistent with supervisory limits and range from 65% in the case of land to 85% in the case of one to four family residential construction projects.

As of June 30, 2017, construction loans of $523.5 million were disbursed with pre-established interest reserves of $59.4 million compared to $500.2 million of such loans disbursed with pre-established interest reserves of $58.9 million at December 31, 2016.  The balance for construction loans with interest reserves which have been extended was $97.0 million with pre-established interest reserves of $2.9 million at June 30, 2017, compared to $113.1 million with pre-established interest reserves of $2.1 million at December 31, 2016.  Land loans of $23.5 million were disbursed with pre-established interest reserves of $751,000 at June 30, 2017, compared to $51.3 million land loans disbursed with pre-established interest reserves of $1.0 million at December 31, 2016.  The balance for land loans with interest reserves which have been extended was $2.5 million at June 30, 2017 with pre-established interest reserves of $158,000 compared to $2.0 million land loans with pre-established interest reserves of $40,000 at December 31, 2016.

At June 30, 2017 and December 31, 2016, the Bank had no loans on non-accrual status with available interest reserves.  At June 30, 2017, $16.6 million of non-accrual non-residential construction loans, and $8.0 million land loans had been originated with pre-established interest reserves.  At December 31, 2016, $5.5 million of non-accrual non-residential construction loans, and $7.8 million of non-accrual land loans had been originated with pre-established interest reserves.    While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the predominantly Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; Las Vegas, Nevada, and Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of June 30, 2017, or as of December 31, 2016.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-nine months. Total loans for construction, land development, and other land represented 38% of the Bank’s total risk-based capital as of June 30, 2017, and 40.4% as of December 31, 2016. Total CRE loans represented 287% of total risk-based capital as of June 30, 2017, and 300% as of December 31, 2016 and were below the Bank’s internal limit for CRE loans of 400% of total capital at both dates.

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

The allowance for loan losses was $115.8 million and the allowance for off-balance sheet unfunded credit commitments was $4.5 million at June 30, 2017, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded commitments. The $115.8 million allowance for loan losses at June 30, 2017, decreased $3.2 million, or 2.7%, from $119.0 million at December 31, 2016. The allowance for loan losses represented 1.00% of period-end gross loans, excluding loans held for sale, and 179.4% of non-performing loans at June 30, 2017. The comparable ratios were 1.06% of period-end gross loans, excluding loans held for sale, and 239.5% of non-performing loans at December 31, 2016. The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Allowance for loan losses
Balance at beginning of period	$115,544	$134,552	$118,966	$138,963
Reversal for credit losses	-	(5,150)	(2,500)	(15,650)
Charge-offs :
Commercial loans	(527)	(6,688)	(1,730)	(8,758)
Real estate loans	-	(945)	(555)	(1,204)
Total charge-offs	(527)	(7,633)	(2,285)	(9,962)
Recoveries:
Commercial loans	335	727	826	1,714
Construction loans	47	47	96	7,323
Real estate loans	410	405	706	560
Total recoveries	792	1,179	1,628	9,597

Balance at end of period	$115,809	$122,948	$115,809	$122,948
Reserve for off-balance sheet credit commitments
Balance at beginning of period	$3,424	$2,694	$3,224	$1,494
Provision for credit losses	1,089	(570)	1,289	630
Balance at end of period	$4,513	$2,124	$4,513	$2,124

Average loans outstanding during the period (1)	$11,388,057	$10,441,587	$11,338,983	$10,364,869
Total gross loans outstanding, at period-end (1)	$11,571,232	$10,523,100	$11,571,232	$10,523,100
Total non-performing loans, at period-end (2)	$64,539	$53,138	$64,539	$53,138
Ratio of net charge-offs/(recoveries) to average loans outstanding during the period (1)	(0.01% )	0.25%	0.01%	0.01%
Provision for credit losses to average loans outstanding during the period (1)	0.04%	(0.22% )	(0.02% )	(0.29% )
Allowance for credit losses to non-performing loans, at period-end (2)	186.43%	235.37%	186.43%	235.37%
Allowance for credit losses to gross loans, at period-end (1)	1.04%	1.19%	1.04%	1.19%

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	June 30, 2017		December 31, 2016
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
Type of Loan:	(Dollars in thousands)
Commercial loans	$46,743	19.3%	$49,203	21.1%
Residential mortgage loans (1)	14,364	24.1	11,620	22.0
Commercial mortgage loans	36,840	51.7	34,864	52.2
Real estate construction loans	17,844	4.9	23,268	4.7
Installment and other loans	18	0.0	11	0.0
Total	$115,809	100%	$118,966	100%

(1) Residential mortgage loans includes equity lines.

The allowance allocated to commercial loans decreased $2.5 million, or 5.1%, to $46.7 million at June 30, 2017, from $49.2 million at December 31, 2016. The decrease is due primarily to the reduction in the level of substandard loans.

The allowance allocated for residential mortgage loans increased $2.8 million, or 23.6%, to $14.4 million at as of June 30, 2017, from $11.6 million at December 31, 2016 as a result of loan growth.

The allowance allocated to commercial mortgage loans increased $2.0 million, or 5.4%, to $36.8 million at June 30, 2017, from $34.9 million at December 31, 2016 as a result of loan growth.

The allowance allocated to real estate construction loans decreased $5.5 million, or 23.3%, to $17.8 million at June 30, 2017 from $23.3 million at December 31, 2016. The decrease is due primarily to reversal of reserves for well collateralized loans that were restructured during the first six months of 2017.

Deposits

Total deposits were $11.5 billion at June 30, 2017, a decrease of $211 million, or 1.8%, from $11.7 billion at December 31, 2016, and an increase of $1.0 billion, or 9.5%, from $10.5 billion at June 30, 2016. The following table displays the deposit mix as of the dates indicated:

	June 30, 2017		December 31, 2016
	Amount	Percentage	Amount	Percentage	% Change
Deposits	(Dollars in thousands)
Non-interest-bearing demand deposits	$2,436,820	21.3%	$2,478,107	21.2%	-1.7%
Interest bearing demand deposits	1,273,066	11.1	1,230,445	10.6	3.5
Money market deposits	2,267,392	19.8	2,198,938	18.8	3.1
Savings deposits	884,238	7.7	719,949	6.2	22.8
Time deposits	4,601,801	40.1	5,047,287	43.2	(8.8)
Total deposits	$11,463,317	100.0%	$11,674,726	100.0%	-1.8%

The following table shows the maturity distribution of time deposits as of June 30, 2017:

	Time Deposits - under $100,000	Time Deposits - $100,000 and over	Total Time Deposits
	(In thousands)
Less than three months	$398,106	$1,232,836	$1,630,942
Three to six months	213,010	668,117	881,127
Six to twelve months	447,656	1,204,230	1,651,886
Over one year	107,234	330,612	437,846
Total	$1,166,006	$3,435,795	$4,601,801

Percent of total deposits	10.1%	30.0%	40.1%

Borrowings

Borrowings include federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $150 million with a weighted average rate of 2.81% as of June 30, 2017, compared to $350 million with a weighted average rate of 4.06% as of December 31, 2016. As of June 30, 2017, three fixed rate non-callable securities sold under agreements to repurchase totaled $150 million with a weighted average rate of 2.81%. Final maturity for the three fixed-rate non-callable securities sold under agreements to repurchase was $50.0 million in July 2017, $50.0 million in June 2018, and $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $165 million as of June 30, 2017, and $372 million as of December 31, 2016.

Borrowing from the FHLB. As of June 30, 2017, over-night borrowings from the FHLB were $400 million at a rate of 1.09% compared to $275 million at a rate of 0.55% as of December 31, 2016. As of June 30, 2017, the advances from the FHLB were $75 million at a rate of 1.48%. As of June 30, 2017, FHLB advances of $25 million will mature in March 2018 and $50 million will mature in December 2019.

Long-term Debt

Long-term debt was $119.1 million as of June 30, 2017, and December 31, 2016. Long-term debt is comprised of Junior Subordinated Notes, which qualify as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of June 30, 2017. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$4,163,955	$431,673	$6,162	$11	$4,601,801
Non-callable securities sold under agreements to repurchase	100,000	50,000	-	-	150,000
Advances from the Federal Home Loan Bank	425,000	50,000	-	-	475,000
Other borrowings	-	-	-	17,564	17,564
Long-term debt	-	-	-	119,136	119,136
Operating leases	8,616	11,874	7,317	8,453	36,260
Total contractual obligations and other commitments	$4,697,571	$543,547	$13,479	$145,164	$5,399,761

In the normal course of business, we enter into various transactions, which, in accordance with U.S. generally accepted accounting principles, are not included in our condensed consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the condensed consolidated balance sheets.

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

Capital Resources

Total equity was $1.9 billion as of June 30, 2017, an increase of $69.2 million, from $1.8 billion as of December 31, 2016, primarily due to net income of $100.4 million partially offset by common stock cash dividends of $33.5 million and shares withheld related to net share settlement of RSUs of $5.1 million.

The following table summarizes changes in total equity for the six months ended June 30, 2017:

Six months ended
(In thousands)	June 30, 2017
Net income	$100,356
Stock issued to directors	550
Stock options exercised and RSUs distributed	878
Proceeds from shares issued through the Dividend Reinvestment Plan	1,233
Shares withheld related to net share settlement of RSUs	(5,118)
Share-based compensation	2,557
Other comprehensive income	2,295
Cash dividends paid to common stockholders	(33,523)
Net increase in total equity	$69,228

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

The following table presents Bancorp’s and the Bank’s capital and leverage ratios as of June 30, 2017, and December 31, 2016:

	Cathay General Bancorp				Cathay Bank
	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Common equity Tier 1 capital (to risk-weighted assets)	$1,526,295	13.26	$1,459,351	12.84	$1,586,124	13.80	$1,515,096	13.35
Common equity Tier 1 capital minimum requirement	517,832	4.50	511,590	4.50	517,057	4.50	510,582	4.50
Excess	$1,008,463	8.76	$947,761	8.34	$1,069,067	9.30	$1,004,514	8.85

Tier 1 capital (to risk-weighted assets)	$1,641,795	14.27	$1,574,806	13.85	$1,586,124	13.80	$1,515,096	13.35
Tier 1 capital minimum requirement	690,443	6.00	682,120	6.00	689,410	6.00	680,776	6.00
Excess	$951,352	8.27	$892,686	7.85	$896,714	7.80	$834,320	7.35

Total capital (to risk-weighted assets)	$1,766,365	15.35	$1,702,144	14.97	$1,706,446	14.85	$1,637,286	14.43
Total capital minimum requirement	920,590	8.00	909,493	8.00	919,213	8.00	907,701	8.00
Excess	$845,775	7.35	$792,651	6.97	$787,233	6.85	$729,585	6.43

Tier 1 capital (to average assets) – Leverage ratio	$1,641,795	12.08	$1,574,806	11.57	$1,586,124	11.69	$1,515,096	11.16
Minimum leverage requirement	543,722	4.00	544,614	4.00	542,708	4.00	543,059	4.00
Excess	$1,098,073	8.08	$1,030,192	7.57	$1,043,416	7.69	$972,037	7.16

Risk-weighted assets	$11,507,381		$11,368,663		$11,490,166		$11,346,260
Total average assets (1)	$13,593,046		$13,615,348		$13,567,688		$13,576,477

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

The Company declared a cash dividend of $0.21 per share on 79,847,124 shares outstanding on June 1, 2017, for distribution to holders of our common stock on June 12, 2017, and $0.21 per share on 79,788,541 shares outstanding on March 1, 2017, for distribution to holders of our common stock on March 10, 2017. The Company paid total cash dividends of $33.5 million during the first six months of 2017.

Country Risk Exposures

The Company’s total assets were $14.3 billion and total foreign country risk net exposures were $421.9 million as of June 30, 2017. Total foreign country risk net exposures as of June 30, 2017, were comprised primarily of $251.1 million from Hong Kong, $45.4 million from China, $30.3 million from Australia, $24.9 million from France, $21.8 million from Germany, $12.0 million from England, $10.3 million from Singapore, $10.0 million from Virgin Island, $6.0 million from Macau, $2.9 million from the Philippines, $2.0 million from Taiwan, $1.5 million from Indonesia, $1.3 million from Canada, $1.2 million from Japan, $0.8 million from Switzerland, and $0.3 million from Venezuela. Risk is determined based on location of the borrowers, issuers, and counterparties.

All foreign country risk net exposures as of June 30, 2017, were to non-sovereign counterparties, except $14.0 million due from the Hong Kong Monetary Authority.

Unfunded loans to foreign entities exposures were $21.4 million as of June 30, 2017, primarily due to $20.0 million of unfunded loans to financial institutions in China.

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

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, with the quarterly interest payments throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 1.26%. As of June 30, 2017, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $2.4 million, net of taxes, was included in other comprehensive income. The amount of periodic net settlement of interest rate swaps included in interest expense was $439,000 for the three months ended June 30, 2017 compared to $593,000 for the same quarter a year ago. For the six months ended June 30, 2017, the periodic net settlement of interest rate swaps included in interest expense was $0.9 million compared to $1.2 million for the same period in 2016.

As of June 30, 2017, the Bank has entered into interest rate swap contracts with various terms from four to eight years. These interest rate swap contracts are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.57% and receives a variable rate at the one month LIBOR rate plus a weighted average spread of 298 basis points, or at a weighted average rate of 4.07%. As of June 30, 2017, the notional amount of fair value interest rate swaps was $446.1 million and their unrealized gain of $1.0 million was included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $651,000 for the three months ended June 30, 2017, compared to $946,000 for the same quarter a year ago. The amount of periodic net settlement of interest rate swaps reducing interest income was $1.4 million for the six months ended June 30, 2017, compared to $1.9 million for the same period a year ago. As of June 30, 2017, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $7.0 million as of June 30, 2017.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. As of June 30, 2017, the notional amount of option contracts totaled $13.6 million with a net negative fair value of $231,000. As of June 30, 2017, spot, forward, and swap contracts with a total notional amount of $157.5 million had a positive fair value of $2.4 million. Spot, forward, and swap contracts with a total notional amount of $45.9 million had a negative fair value of $639,000 as of June 30, 2017. As of December 31, 2016, the notional amount of option contracts totaled $12.1 million with a net negative fair value of $121,000. As of December 31, 2016, spot, forward, and swap contracts with a total notional amount of $82.4 million had a positive fair value of $1.3 million. Spot, forward, and swap contracts with a total notional amount of $89.5 million had a negative fair value of $3.1 million as of December 31, 2016.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of June 30, 2017, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 12.3% compared to 12.6% as of December 31, 2016.

The Bank is a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of June 30, 2017, the Bank’s approved credit line with the FHLB totaled $5.6 billion. Advances from the FHLB were $475.0 million and standby letter of credits issued by FHLB on the Company’s behalf were $43.8 million as of June 30, 2017. The Bank expects to be able to continue to access this source of funding, if required, in the near term. The Bank has pledged a portion of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program to secure these borrowings. As of June 30, 2017, the borrowing capacity under the Borrower-in-Custody program was $46.6 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. As of June 30, 2017, investment securities totaled $1.4 billion, with $225.6 million pledged as collateral for borrowings and other commitments. The remaining $1.1 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 90.5% of the Company’s time deposits mature within one year or less as of June 30, 2017. Management anticipates that there may be some outflow of these deposits upon maturity due to, among other factors, the keen competition in the Bank’s marketplace. However, based on our historical run-off experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $113.4 million in 2016 and $35.0 million in the first six months of 2017.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2017:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	8.2	2.4
+100	4.1	1.3
-100	-0.8	4.7
-200	-3.6	-0.7

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents the net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1, 2017 - April 30, 2017)	0	$0	0	$7,543,008
Month #2 (May 1, 2017 - May 31, 2017)	0	$0	0	$7,543,008
Month #3 (June 1, 2017 - June 30, 2017)	0	$0	0	$7,543,008
Total	0	$0	0	$7,543,008

For a discussion of limitations on the payment of dividends, see “Dividend Policy” and “Liquidity” under Part I—Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.     DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.     MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.     OTHER INFORMATION.

None.

Item 6.     EXHIBITS.

Exhibit 10.1	First Amendment to Change of Control Employment Agreement, dated as of May 3, 2017, between Cathay General Bancorp and Pin Tai.**

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

Exhibit 101.INS	XBRL Instance Document *

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

**	Incorporated by reference to Form 8-K filed by the Company on May 4, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp
(Registrant)

Date: August 8, 2017
/s/ Pin Tai
Pin Tai
Chief Executive Officer and
President

Date: August 8, 2017
/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and
Chief Financial Officer