Form 10-Q
period 2017-09-30
CATHAY GENERAL BANCORP
filed 2017-11-08
CIK 861842

UNITED STATES

securities and exchange commission

Washington, D.C. 20549

form 10-q

(Mark One)

[ X ]	quarterly report pursuant to section 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017

OR

[ ]	transition report pursuant to section 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                     to

Commission file number	001-31830

Cathay General Bancorp

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                  Yes ☑          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           Yes ☑          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common stock, $.01 par value, 80,819,967 shares outstanding as of October 31, 2017.

CATHAY GENERAL BANCORP AND SUBSIDIARies

3RD quarter 2017 REPORT ON FORM 10-Q

Forward-Looking Statements

In this Quarterly Report on Form 10-Q, the term “Bancorp” refers to Cathay General Bancorp and the term “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively.

The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, loan and deposit growth, investment and expenditure plans, financing needs and availability, level of nonperforming assets, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “optimistic,” “plans,” “potential,” “possible,” “predicts,” “projects,” “seeks,” “shall,” “should,” “will,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

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

●	higher capital requirements from the implementation of the Basel III capital standards;
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;

●	environmental liabilities;
●	our ability to compete, including against larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	natural disasters and geopolitical events;
●	general economic or business conditions in Asia, and other regions where the Bank has operations;
●	failures, interruptions, or security breaches of our information systems;
●	our ability to adapt our systems to technological changes;
●	risk management processes and strategies;
●	adverse results in legal proceedings;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in accounting standards or tax laws and regulations;
●	market disruption and volatility;
●	fluctuations in the Bancorp’s stock price;
●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
●	issuances of preferred stock;
●	capital level requirements and successfully raising additional capital, if needed, and the resulting dilution of interests of holders of our common stock; and
●	the soundness of other financial institutions.

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	September 30, 2017	December 31, 2016

Assets
Cash and due from banks	$167,886	$218,017
Short-term investments and interest bearing deposits	573,059	967,067
Securities available-for-sale (amortized cost of $1,364,955 in 2017 and $1,317,012 in 2016)	1,368,487	1,314,345
Loans held for sale	-	7,500
Loans	12,597,434	11,201,275
Less: Allowance for loan losses	(121,535)	(118,966)
Unamortized deferred loan fees, net	(3,424)	(4,994)
Loans, net	12,472,475	11,077,315
Federal Home Loan Bank stock	30,681	17,250
Other real estate owned, net	18,115	20,070
Affordable housing investments and alternative energy partnerships, net	298,426	251,077
Premises and equipment, net	107,954	105,607
Customers’ liability on acceptances	12,009	12,182
Accrued interest receivable	42,190	37,299
Goodwill	372,189	372,189
Other intangible assets, net	9,408	2,949
Other assets	255,538	117,902
Total assets	$15,728,417	$14,520,769

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$2,730,006	$2,478,107
Interest-bearing deposits:
Demand deposits	1,379,100	1,230,445
Money market deposits	2,370,724	2,198,938
Savings deposits	925,312	719,949
Time deposits	5,156,553	5,047,287
Total deposits	12,561,695	11,674,726

Securities sold under agreements to repurchase	100,000	350,000
Advances from the Federal Home Loan Bank	595,000	350,000
Other borrowings of affordable housing investments	17,518	17,662
Long-term debt	119,136	119,136
Deferred payments from acquisition	136,056	-
Acceptances outstanding	12,009	12,182
Other liabilities	218,304	168,524
Total liabilities	13,759,718	12,692,230
Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 89,027,259 issued and 80,816,616 outstanding at September 30, 2017, and 87,820,920 issued and 79,610,277 outstanding at December 31, 2016	890	878
Additional paid-in-capital	932,521	895,480
Accumulated other comprehensive loss, net	(217)	(3,715)
Retained earnings	1,275,094	1,175,485
Treasury stock, at cost (8,210,643 shares at September 30, 2017, and at December 31, 2016)	(239,589)	(239,589)
Total equity	1,968,699	1,828,539
Total liabilities and equity	$15,728,417	$14,520,769

See accompanying notes to unaudited condensed consolidated financial statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$146,383	$118,500	$401,129	$349,212
Investment securities	5,692	4,850	14,817	16,974
Federal Home Loan Bank and FRB stock	607	393	1,317	1,122
Term federal funds sold	108	-	108	-
Deposits with banks	1,288	412	3,140	1,094
Total interest and dividend income	154,078	124,155	420,511	368,402

Interest Expense
Time deposits	11,678	10,701	33,429	32,177
Other deposits	5,101	4,212	14,245	11,783
Securities sold under agreements to repurchase	874	3,828	3,489	11,696
Advances from Federal Home Loan Bank	872	134	1,465	442
Long-term debt	1,456	1,456	4,320	4,336
Deferred payments from acquisition	901	-	901	-
Total interest expense	20,882	20,331	57,849	60,434

Net interest income before reversal for credit losses	133,196	103,824	362,662	307,968
Reversal for loan losses	-	-	(2,500)	(15,650)
Net interest income after reversal for credit losses	133,196	103,824	365,162	323,618

Non-Interest Income
Securities gains/(losses), net	24	1,692	(439)	3,141
Letters of credit commissions	1,302	1,212	3,618	3,698
Depository service fees	1,407	1,401	4,259	4,109
Gain from acquisition	5,440	-	5,440	-
Other operating income	4,788	4,506	12,953	14,461
Total non-interest income	12,961	8,811	25,831	25,409

Non-Interest Expense
Salaries and employee benefits	27,913	22,881	79,929	71,313
Occupancy expense	5,312	4,734	14,733	13,587
Computer and equipment expense	2,643	2,337	7,895	7,360
Professional services expense	4,942	4,999	14,541	13,981
Data processing service expense	2,918	2,279	7,846	6,556
FDIC and regulatory assessments	2,552	2,288	7,261	7,640
Marketing expense	2,103	1,516	4,833	3,314
Other real estate owned expense/(income)	369	(176)	747	612
Amortization of investments in low income housing and alternative energy partnerships	5,723	5,432	16,797	35,626
Amortization of core deposit intangibles	281	172	626	517
Acquisition and integration costs	3,277	-	3,277	-
Other operating expense	3,215	4,275	11,307	10,681
Total non-interest expense	61,248	50,737	169,792	171,187

Income before income tax expense	84,909	61,898	221,201	177,840
Income tax expense	35,163	15,808	71,099	50,756
Net income	$49,746	$46,090	$150,102	$127,084

Other comprehensive income, net of tax
Unrealized holding gain on securities available-for-sale	1,060	938	3,338	15,748
Less: reclassification adjustments for gains/(losses) included in net income	14	981	(254)	1,821
Unrealized holding gain/(loss) on cash flow hedge derivatives	157	804	(94)	(3,598)
Total other comprehensive gain, net of tax	1,203	761	3,498	10,329

Total other comprehensive income	$50,949	$46,851	$153,600	$137,413
Net income per common share:
Basic	$0.62	$0.58	$1.87	$1.61
Diluted	$0.61	$0.58	$1.86	$1.59
Cash dividends paid per common share	$0.21	$0.18	$0.63	$0.54
Average common shares outstanding
Basic	80,665,398	78,865,860	80,073,249	79,147,839
Diluted	81,404,854	79,697,069	80,797,179	79,902,846

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30
	2017	2016
	(In thousands)
Cash Flows from Operating Activities
Net income	$150,102	$127,084
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Reversal for loan losses	(2,500)	(15,650)
Provision for losses on other real estate owned	889	176
Deferred tax liability	10,319	22,483
Depreciation and amortization	5,416	5,684
Net gains on sale and transfer of other real estate owned	(394)	(476)
Net gains on sale of loans	-	(285)
Proceeds from sales of loans	7,500	13,525
Originations of loans held-for-sale	-	(12,665)
Amortization on alternative energy partnerships, venture capital and other investments	2,778	27,282
Net loss/(gain) on sales and calls of securities	438	(3,347)
Amortization/accretion of security premiums/discounts, net	990	5,193
Loss on sales or disposal of fixed assets	-	19
Write-down on impaired securities	-	206
Stock based compensation and stock issued to officers as compensation	4,449	3,804
Net change in accrued interest receivable and other assets	(51,776)	2,101
Gain on acquisition	(5,440)	-
Net change in other liabilities	828	(4,537)
Net cash provided by operating activities	123,599	170,597

Cash Flows from Investing Activities
Decrease/(increase) in short-term investments	516,008	(254,877)
Purchase of investment securities available-for-sale	(450,745)	(690,966)
Proceeds from sale of investment securities available-for-sale	99,541	415,543
Proceeds from repayments, maturities and calls of investment securities available-for-sale	389,829	585,285
Purchase of Federal Home Loan Bank stock	-	(1,650)
Redemptions of Federal Home Loan Bank stock	6,459	-
Net increase in loans	(686,225)	(853,453)
Purchase of premises and equipment	(976)	(3,166)
Proceeds from sales of premises and equipment	-	11
Proceeds from sales of other real estate owned	2,186	6,713
Net increase in investment in affordable housing and alternative energy partnerships	(20,867)	(59,844)
Acquisition, net of cash acquired	(14,309)	-
Net cash used for investing activities	(159,099)	(856,404)

Cash Flows from Financing Activities
Net (decrease)/increase in deposits	73,120	429,976
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(250,000)	(50,000)
Advances from Federal Home Loan Bank	2,608,000	2,730,000
Repayment of Federal Home Loan Bank borrowings	(2,393,000)	(2,305,000)
Cash dividends paid	(50,491)	(42,570)
Purchases of treasury stock	-	(54,441)
Proceeds from shares issued under Dividend Reinvestment Plan	1,849	1,643
Proceeds from exercise of stock options	1,018	49
Taxes paid related to net share settlement of RSUs	(5,127)	(103)
Net cash (used in) provided by financing activities	(14,631)	709,554
(Decrease)/increase in cash and cash equivalents	(50,131)	23,747
Cash and cash equivalents, beginning of the period	218,017	180,130
Cash and cash equivalents, end of the period	$167,886	$203,877

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$58,416	$61,212
Income taxes paid	$62,296	$31,717
Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$3,592	$13,927
Net change in unrealized holding loss on cash flow hedge derivatives	$(94)	$(3,598)
Transfers to other real estate owned from loans held for investment	$726	$2,698
Loans transferred from held for sale to held for investment, net	$-	$1,351
Loans to facilitate the sale of other real estate owned	$-	$2,616
Issuance of stock related to acquisition	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), seven limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, Asia Realty Corp. and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of September 30, 2017, the Bank operates 22 branches in Southern California, 12 branches in Northern California, 12 branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Maryland, one branch in Nevada, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

2. Business Combinations

On July 14, 2017, the Company completed the acquisition of SinoPac Bancorp, the parent of Far East National Bank (FENB), pursuant to a Stock Purchase Agreement, dated as of July 8, 2016, by and between the Company and Bank SinoPac Co. Ltd. Under the terms of the Stock Purchase Agreement, the Company purchased all of the issued and outstanding share capital of SinoPac Bancorp for an aggregate purchase price of $351.6 million plus additional post closing payments based on the realization of certain assets of FENB. The Company issued 926,192 shares of common stock as consideration and the remainder of the consideration is payable in cash. Pursuant to the Stock Purchase Agreement, (i) $100 million of the purchase price was deferred and will be released within one year based on the timing of the contemplated merger of FENB into Cathay Bank and (ii) 10% of the purchase price was held back and will be released over a period of three years following the closing of the acquisition, subject to any indemnity claims. Founded in 1974, FENB offers a wide range of financial services. The acquisition allowed the Company to expand its number of branches in  California. As of July 14, 2017, FENB operated nine branches in California, and a representative office in Beijing. The acquisition will be accounted for as a business combination, subject to the provisions of ASC 805-10-50, Business Combinations.

The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the July 14, 2017 acquisition date. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. We have included the financial results of the business combinations in the condensed consolidated statement of income beginning on the acquisition date. The purchase accounting adjustments are preliminary and subject to finalization during the one-year measurement period from the date of the acquisition.

The fair value of the assets and the liabilities acquired as of July 14, 2017 are shown below:

SinoPac Bancorp
Assets acquired:
Cash and cash equivalents	$166,932
Short-term investments	122,000
Securities available-for-sale	107,934
Loans	703,787
Premises and equipment	6,198
Cash surrender value of life insurance	46,083
Deferred tax assets, net	40,136
Core deposit intangible	7,144
Accrued interest receivable and other assets	9,134
Total assets acquired	1,209,348

Liabilities assumed:
Deposits	813,888
Long-term debt	30,000
Accrued interest payable and other liabilities	5,608
Total liabilities assumed	849,496
Net assets acquired	$359,852

Cash paid	$181,241
Fair value of common stock issued	34,862
Total consideration paid	$216,103

Purchase price payable to SinoPac	138,309
Total consideration	$354,412
Gains on bargain purchase	$5,440

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

Under ASU 2016-09, all excess tax benefits and tax deficiencies from share based payments are recognized as income tax expense or benefit in the income statement instead of the previous accounting which credited excess tax benefits to additional paid-in capital and tax deficiencies as a charge to income tax expense or as an offset to accumulated excess tax benefits, if any. Excess tax benefits or deficiencies are included in income tax expense as discrete items in the period in which they occur. For diluted earnings per share calculations, excess tax benefits are no longer included in assumed proceeds when determining average diluted shares outstanding under the treasury stock method. ASU 2016-09 resulted in a $2.6 million tax benefit from the distribution of restricted stock units in the nine months ended September 30, 2017.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Adoption of this update is on a prospective basis and the amendments in this update are to be applied to annual periods beginning after December 15, 2019. Adoption of ASU 2017-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, "Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” This update clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset”, in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets with the scope of Subtopic 610-20. The amendments in this update clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The amendments also clarify that an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Adoption of ASU 2017-05 is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This update amends the amortization period for certain purchased callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This update affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact on its consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11, “Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815)." There are two parts to this update. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments that result in the strike price being reduced on the basis of the pricing of future equity offerings. Part II of this update addresses the difficulty in navigating topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in this update are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in part I of this update should be applied in either of the following ways: (i) Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim periods in which the pending content that links to this paragraph is effective; or (ii) Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments to Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently evaluating the impact on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815)”, targeted improvements to accounting for hedging activities. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted in any interim period after issuance of the update. The Company is currently evaluating the impact on its consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except share and per share data)	2017	2016	2017	2016
Net income	$49,746	$46,090	$150,102	$127,084

Weighted-average shares:
Basic weighted-average number of common shares outstanding	80,665,398	78,865,860	80,073,249	79,147,839
Dilutive effect of weighted-average outstanding common share equivalents
Warrants	399,957	569,949	409,019	520,686
Options	19,221	95,850	25,706	90,461
Restricted stock units	320,278	165,410	289,205	143,860
Diluted weighted-average number of common shares outstanding	81,404,854	79,697,069	80,797,179	79,902,846

Average stock options and warrants with anti-dilutive effect	0	207,183	6,561	247,974
Earnings per common share:
Basic	$0.62	$0.58	$1.87	$1.61
Diluted	$0.61	$0.58	$1.86	$1.59

6. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock. As of September 30, 2017, the only options granted by the Company were non-statutory stock options to selected Bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events). There were no options granted during the first nine months of 2017 or 2016.

Option compensation expense was zero for the three months and for the nine months ended September 30, 2017, and September 30, 2016. Stock-based compensation was fully recognized over the requisite service period for all awards. There were 43,540 and 2,110 stock option shares exercised in the nine months ended September 30, 2017 and 2016, respectively. The Company received $1.0 million from the exercise of stock options which had an aggregate intrinsic value of $607,000 during the nine months ended September 30, 2017 compared to $49,000 from the exercise of stock options which had an aggregate intrinsic value of $9,000 during the nine months ended September 30, 2016. The table below summarizes stock option activity for the periods indicated:

			Weighted-average	Aggregate
		Weighted-average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in thousands)

Balance, December 31, 2016	82,670	$23.37	1.1	$1,211
Exercised	(18,040)	23.37
Balance, March 31, 2017	64,630	$23.37	0.9	$925
Exercised	(19,500)	23.37
Balance, June 30, 2017	45,130	$23.37	0.7	$658
Exercised	(6,000)	23.37
Balance, September 30, 2017	39,130	$23.37	0.4	$659

Exercisable, September 30, 2017	39,130	$23.37	0.4	$659

In addition to stock options, the Company also grants restricted stock units to eligible employees that vest subject to continued employment at the vesting dates.

The Company granted restricted stock units for 87,781 shares at an average closing price of $38.59 per share in the first nine months of 2017. The Company granted restricted stock units for 88,693 shares at an average closing price of $30.37 per share in 2016.

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

The following table presents restricted stock unit activity during the nine months ended September 30, 2017:

Units
Balance at December 31, 2016	727,419
Granted	164,404
Distributed	(297,905)
Forfeited	(10,424)
Balance at September 30, 2017	583,494

The compensation expense recorded for restricted stock units was $1.3 million for the three months ended September 30, 2017, compared to $1.2 million in the same period a year ago. For the nine months ended September 30, 2017 and 2016, compensation expense recorded related to the restricted stock units was $3.9 million and $3.3 million, respectively. Unrecognized stock-based compensation expense related to restricted stock units was $9.1 million as of September 30, 2017, and is expected to be recognized over the next 2.0 years.

As of September 30, 2017, 3,465,411 shares were available under the Company’s 2005 Incentive Plan (as Amended and Restated) for future grants.

Tax benefit from share-based payment arrangements of $2.6 million reduced income tax expense in the first nine months of 2017 compared to a tax short-fall of $3.4 million that was charged to income tax expense in the first nine months of 2016.

7. Investment Securities

Investment securities were $1.4 billion as of September 30, 2017, compared to $1.3 billion as of December 31, 2016. The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of September 30, 2017, and December 31, 2016:

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$399,741	$-	$305	$399,436
U.S. government agency entities	9,679	27	6	9,700
U.S. government sponsored entities	400,000	-	6,278	393,722
State and municipal securities	1,943	-	12	1,931
Mortgage-backed securities	447,959	468	2,362	446,065
Collateralized mortgage obligations	1,715	-	5	1,710
Corporate debt securities	80,007	904	5	80,906
Mutual funds	6,500	-	229	6,271
Preferred stock of government sponsored entities	4,117	3,970	-	8,087
Other equity securities	13,294	7,463	98	20,659
Total	$1,364,955	$12,832	$9,300	$1,368,487

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$489,839	$35	$857	$489,017
U.S. government sponsored entities	400,000	-	9,669	390,331
Mortgage-backed securities	339,241	309	3,290	336,260
Collateralized mortgage obligations	48	-	20	28
Corporate debt securities	74,965	247	862	74,350
Mutual funds	6,500	-	270	6,230
Preferred stock of government sponsored entities	2,811	4,497	-	7,308
Other equity securities	3,608	7,213	-	10,821
Total	$1,317,012	$12,301	$14,968	$1,314,345

The amortized cost and fair value of investment securities as of September 30, 2017, by contractual maturities, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-For-Sale
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$415,782	$415,555
Due after one year through five years	465,328	459,924
Due after five years through ten years	8,658	8,647
Due after ten years (1)	475,187	484,361
Total	$1,364,955	$1,368,487

(1) Equity securities are reported in this category

There were no sales transactions of mortgage-backed securities during the first nine months of 2017. Proceeds of $415.3 million were received from the sales transactions of mortgage-backed securities during the first nine months of 2016. Proceeds from repayments, maturities and calls of mortgage-backed securities were $48.5 million and $125.3 million for the nine months ended September 30, 2017 and 2016, respectively. Proceeds of $99.5 million were received from the sale of other investment securities during the nine months ended September 30, 2017. There were no sales transactions of other investment securities during the nine months ended September 30, 2016. Proceeds from maturities and calls of other investment securities were $341.3 million during the nine months ended September 30, 2017 compared to $460.0 million during the same period a year ago. During the nine months ended September 30, 2017, $439,000 of losses were realized on sales of investment securities. Other than temporary impairment write-downs of zero and $206,000 were recorded during the first nine months of 2017 and 2016, respectively.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of September 30, 2017, and December 31, 2016:

	September 30, 2017
	Temporarily impaired securities

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$339,707	$46	$49,729	$259	$389,436	$305
U.S. government sponsored entities	395,774	6,284	-	-	395,774	6,284
State and municipal securities	1,931	12	-	-	1,931	12
Mortgage-backed securities	359,112	2,359	122	3	359,234	2,362
Collateralized mortgage obligations	1,710	5	-	-	1,710	5
Corporate debt securities	5,029	5	-	-	5,029	5
Mutual funds	-	-	6,271	229	6,271	229
Other equity securities	4,680	98	-	-	4,680	98
Total	$1,107,943	$8,809	$56,122	$491	$1,164,065	$9,300

	December 31, 2016
	Temporarily impaired securities

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$299,088	$857	$-	$-	$299,088	$857
U.S. government sponsored entities	390,331	9,669	-	-	390,331	9,669
Mortgage-backed securities	328,236	3,288	62	2	328,298	3,290
Collateralized mortgage obligations	-	-	28	20	28	20
Corporate debt securities	-	-	29,138	862	29,138	862
Mutual funds	-	-	6,230	270	6,230	270
Total	$1,017,655	$13,814	$35,458	$1,154	$1,053,113	$14,968

As of September 30, 2017, the Company had unrealized losses on available-for-sale securities of $9.3 million. The unrealized losses on these securities were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. Management believes the impairment was temporary and, accordingly, no impairment loss on these securities has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

Investment securities having a carrying value of $291.4 million as of September 30, 2017, and $649.1 million as of December 31, 2016, were pledged to secure public deposits, other borrowings, treasury tax and loan, and securities sold under agreements to repurchase.

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

The types of loans in the Company’s condensed consolidated balance sheets as of September 30, 2017, and December 31, 2016, were as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Commercial loans	$2,419,891	$2,248,187
Residential mortgage loans	2,922,537	2,444,048
Commercial mortgage loans	6,377,047	5,785,248
Real estate construction loans	691,486	548,088
Equity lines	181,751	171,711
Installment & other loans	4,722	3,993
Gross loans	$12,597,434	$11,201,275
Allowance for loan losses	(121,535)	(118,966)
Unamortized deferred loan fees	(3,424)	(4,994)
Total loans, net	$12,472,475	$11,077,315
Loans held for sale	$-	$7,500

As of September 30, 2017, recorded investment in impaired loans totaled $127.7 million and was comprised of non-accrual loans, excluding loans held for sale, of $65.3 million and accruing troubled debt restructured loans (TDRs) of $62.4 million. As of December 31, 2016, recorded investment in impaired loans totaled $115.1 million and was comprised of non-accrual loans, excluding loans held for sale, of $49.7 million and accruing TDRs of $65.4 million. For impaired loans, the amounts previously charged off represent 7.1% as of September 30, 2017, and 8.4% as of December 31, 2016, of the contractual balances for impaired loans.

The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	Impaired Loans
	Average Recorded Investment				Interest Income Recognized
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
			(In thousands)
Commercial loans	$24,987	$28,091	$22,572	$18,602	$678	$170	$760	$488
Real estate construction loans	29,780	5,869	29,868	12,005	99	66	287	196
Commercial mortgage loans	58,555	81,005	60,074	86,456	391	776	1,015	2,124
Residential mortgage loans and equity lines	13,937	18,256	15,208	17,456	96	148	287	401
Total impaired loans	$127,259	$133,221	$127,722	$134,519	$1,264	$1,160	$2,349	$3,209

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated:

	Impaired Loans
	September 30, 2017			December 31, 2016

	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$23,953	$23,373	$-	$24,037	$23,121	$-
Real estate construction loans	22,309	21,748	-	5,776	5,458	-
Commercial mortgage loans	39,154	32,370	-	60,522	54,453	-
Residential mortgage loans and equity lines	2,264	2,264	-	5,472	5,310	-
Subtotal	$87,680	$79,755	$-	$95,807	$88,342	$-
With allocated allowance
Commercial loans	$14,082	$13,985	$1,461	$5,216	$4,640	$1,827
Commercial mortgage loans	23,061	22,820	823	10,158	10,017	573
Residential mortgage loans and equity lines	12,461	11,111	322	13,263	12,075	396
Subtotal	$49,604	$47,916	$2,606	$28,637	$26,732	$2,796
Total impaired loans	$137,284	$127,671	$2,606	$124,444	$115,074	$2,796

The following tables present the aging of the loan portfolio by type as of September 30, 2017, and as of December 31, 2016:

	September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$8,412	$14,855	$3,900	$15,942	$43,109	$2,376,782	$2,419,891
Real estate construction loans	-	-	-	14,267	14,267	677,219	691,486
Commercial mortgage loans	-	-	-	28,379	28,379	6,348,668	6,377,047
Residential mortgage loans and equity lines	-	89	-	6,725	6,814	3,097,474	3,104,288
Installment and other loans	-	-	-	-	-	4,722	4,722
Total loans	$8,412	$14,944	$3,900	$65,313	$92,569	$12,504,865	$12,597,434

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$22,753	$27,190	$-	$15,710	$65,653	$2,182,534	$2,248,187
Real estate construction loans	10,390	5,835	-	5,458	21,683	526,405	548,088
Commercial mortgage loans	5,886	700	-	20,078	26,664	5,758,584	5,785,248
Residential mortgage loans and equity lines	4,390	-	-	8,436	12,826	2,602,933	2,615,759
Installment and other loans	-	-	-	-	-	3,993	3,993
Total loans	$43,419	$33,725	$-	$49,682	$126,826	$11,074,449	$11,201,275

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

As of September 30, 2017, accruing TDRs were $62.4 million and non-accrual TDRs were $33.7 million compared to accruing TDRs of $65.4 million and non-accrual TDRs of $29.7 million as of December 31, 2016. The Company allocated specific reserves of $1.1 million to accruing TDRs and $143,000 to non-accrual TDRs as of September 30, 2017, and $1.3 million to accruing TDRs and $1.1 million to non-accrual TDRs as of December 31, 2016. The following tables present TDRs that were modified during the three and nine months ended September 30, 2017 and 2016, their specific reserves as of September 30, 2017 and 2016, and charge-offs for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30, 2017				September 30, 2017
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	8	$18,873	$18,873	$-	$636
Commercial mortgage loans	5	4,123	3,818	305	10
Residential mortgage loans and equity lines	1	483	483	-	32
Total	14	$23,479	$23,174	$305	$678

	Three months ended September 30, 2016				September 30, 2016
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	7	$18,258	$18,258	$-	$208
Commercial mortgage loans	1	738	738	-	-
Total	8	$18,996	$18,996	$-	$208

	Nine months ended September 30, 2017				September 30, 2017
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	13	$19,543	$19,543	$-	$641
Real estate construction loans	2	28,489	28,489	-	-
Commercial mortgage loans	5	4,123	3,818	305	10
Residential mortgage loans and equity lines	1	483	483	-	32
Total	21	$52,638	$52,333	$305	$683

	Nine months ended September 30, 2016				September 30, 2016
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	11	$23,102	$23,102	$-	$222
Commercial mortgage loans	1	738	738	-	-
Residential mortgage loans and equity lines	2	367	367	-	-
Total	14	$24,207	$24,207	$-	$222

Modifications of the loan terms during the first nine months of 2017 were in the form of extensions of maturity dates. The length of time for which modifications involving extensions of maturity dates ranged from three to twelve months from the modification date.

We expect that the TDRs on accruing status as of September 30, 2017, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  A summary of TDRs by type of concession and by type of loan, as of September 30, 2017, and December 31, 2016, is shown below:

	September 30, 2017
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$21,416	$-	$-	$21,416
Real estate construction loans	7,480	-	-	7,480
Commercial mortgage loans	16,130	5,895	4,787	26,812
Residential mortgage loans	3,516	337	2,797	6,650
Total accruing TDRs	$48,542	$6,232	$7,584	$62,358

	September 30, 2017
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$13,259	$-	$-	$13,259
Commercial mortgage loans	1,347	1,706	16,508	19,561
Residential mortgage loans	714	-	157	871
Total non-accrual TDRs	$15,320	$1,706	$16,665	$33,691

	December 31, 2016
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$7,971	$-	$4,081	$12,052
Commercial mortgage loans	25,979	5,961	12,452	44,392
Residential mortgage loans	5,104	789	3,056	8,949
Total accruing TDRs	$39,054	$6,750	$19,589	$65,393

	December 31, 2016
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$14,565	$-	$-	$14,565
Commercial mortgage loans	2,510	1,795	10,328	14,633
Residential mortgage loans	356	-	168	524
Total non-accrual TDRs	$17,431	$1,795	$10,496	$29,722

The activity within our TDRs for the periods indicated is shown below:

	Three months ended September 30,		Nine months ended September 30,
Accruing TDRs	2017	2016	2017	2016
	(In thousands)
Beginning balance	$79,819	$74,708	$65,393	$81,680
New restructurings	21,790	18,347	49,973	20,412
Restructured loans restored to accrual status	-	-	-	10,303
Payments	(35,677)	(6,500)	(41,372)	(9,816)
Restructured loans placed on non-accrual status	(3,574)	-	(9,396)	(1,138)
Expiration of loan concession upon renewal	-	-	(2,240)	(14,886)
Ending balance	$62,358	$86,555	$62,358	$86,555

	Three months ended September 30,		Nine months ended September 30,
Non-accrual TDRs	2017	2016	2017	2016
	(In thousands)
Beginning balance	$30,045	$25,442	$29,722	$39,923
New restructurings	2,360	649	2,360	3,794
Restructured loans placed on non-accrual status	3,574	-	9,396	1,138
Charge-offs	(355)	(3,407)	(1,901)	(4,352)
Payments	(1,933)	(1,814)	(5,160)	(9,330)
Foreclosures	-	-	(726)	-
Restructured loans restored to accrual status	-	-	-	(10,303)
Ending balance	$33,691	$20,870	$33,691	$20,870

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  One commercial loan of $50,000 with charge-offs of $2.1 million had payment defaults within the previous twelve months ended September 30, 2017.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of September 30, 2017, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

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

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following tables present the loan portfolio by risk rating as of September 30, 2017, and as of December 31, 2016:

	September 30, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,216,816	$146,479	$56,565	$31	$2,419,891
Real estate construction loans	604,363	65,375	21,748	-	691,486
Commercial mortgage loans	5,904,023	305,927	167,097	-	6,377,047
Residential mortgage loans and equity lines	3,064,118	31,858	8,312	-	3,104,288
Installment and other loans	4,722	-	-	-	4,722
Total gross loans	$11,794,042	$549,639	$253,722	$31	$12,597,434

Loans held for sale	$-	$-	$-	$-	$-

	December 31, 2016
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,023,114	$140,682	$84,293	$98	$2,248,187
Real estate construction loans	469,909	44,129	34,050	-	548,088
Commercial mortgage loans	5,410,623	250,221	124,404	-	5,785,248
Residential mortgage loans and equity lines	2,605,834	-	9,925	-	2,615,759
Installment and other loans	3,993	-	-	-	3,993
Total gross loans	$10,513,473	$435,032	$252,672	$98	$11,201,275

Loans held for sale	$-	$-	$7,500	$-	$7,500

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of September 30, 2017, and as of December 31, 2016:

		Real Estate	Commercial	Residential
	Commercial	Construction	Mortgage	Mortgage Loans	Installment and
	Loans	Loans	Loans	and Equity Lines	Other Loans	Total
	(In thousands)
September 30, 2017
Loans individually evaluated for impairment
Allowance	$1,461	$-	$823	$322	$-	$2,606
Balance	$37,358	$21,748	$55,190	$13,376	$-	$127,672

Loans collectively evaluated for impairment
Allowance	$49,578	$22,008	$36,579	$10,740	$24	$118,929
Balance	$2,382,533	$669,738	$6,321,857	$3,090,912	$4,722	$12,469,762

Total allowance	$51,039	$22,008	$37,402	$11,062	$24	$121,535
Total balance	$2,419,891	$691,486	$6,377,047	$3,104,288	$4,722	$12,597,434

December 31, 2016
Loans individually evaluated for impairment
Allowance	$1,827	$-	$573	$396	$-	$2,796
Balance	$27,761	$5,458	$64,470	$17,385	$-	$115,074

Loans collectively evaluated for impairment
Allowance	$47,376	$23,268	$34,291	$11,224	$11	$116,170
Balance	$2,220,426	$542,630	$5,720,778	$2,598,374	$3,993	$11,086,201

Total allowance	$49,203	$23,268	$34,864	$11,620	$11	$118,966
Total balance	$2,248,187	$548,088	$5,785,248	$2,615,759	$3,993	$11,201,275

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2017, and September 30, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended September 30, 2017 and 2016
		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)

June 30, 2017 Ending Balance	$46,744	$17,844	$36,840	$14,364	$17	115,809
Provision/(credit) for possible credit losses	3,800	4,117	(4,615)	(3,309)	7	-
Charge-offs	(80)	-	(305)	-	-	(385)
Recoveries	575	47	5,482	7	-	6,111
Net (charge-offs)/recoveries	495	47	5,177	7	-	5,726
September 30, 2017 Ending Balance	$51,039	$22,008	$37,402	$11,062	$24	$121,535

June 30, 2016 Ending Balance	$50,590	$10,753	$46,090	$15,503	$12	$122,948
Provision/(credit) for possible credit losses	4,380	(2,056)	3,132	(5,452)	(4)	-
Charge-offs	(3,277)	-	(4,626)	-	-	(7,903)
Recoveries	2,006	548	337	6	-	2,897
Net (charge-offs)/recoveries	(1,271)	548	(4,289)	6	-	(5,006)
September 30, 2016 Ending Balance	$53,699	$9,245	$44,933	$10,057	$8	$117,942

Nine months ended September 30, 2017 and 2016
		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)

2017 Beginning Balance	$49,203	$23,268	$34,864	$11,620	$11	$118,966
Provision/(credit) for possible credit losses	2,245	(1,403)	(2,775)	(580)	13	(2,500)
Charge-offs	(1,810)	-	(860)	-	-	(2,670)
Recoveries	1,401	143	6,173	22	-	7,739
Net (charge-offs)/recoveries	(409)	143	5,313	22	-	5,069

September 30, 2017 Ending Balance	$51,039	$22,008	$37,402	$11,062	$24	$121,535
Reserve for impaired loans	$1,461	$-	$823	$322	$-	$2,606
Reserve for non-impaired loans	$49,578	$22,008	$36,579	$10,740	$24	$118,929
Reserve for off-balance sheet credit commitments	$2,760	$1,206	$109	$175	$4	$4,254

2016 Beginning Balance	$56,199	$22,170	$49,440	$11,145	$9	$138,963
Provision/(credit) for possible credit losses	5,815	(20,796)	295	(963)	(1)	(15,650)
Charge-offs	(12,035)	-	(5,681)	(149)	-	(17,865)
Recoveries	3,720	7,871	879	24	-	12,494
Net (charge-offs)/recoveries	(8,315)	7,871	(4,802)	(125)	-	(5,371)

September 30, 2016 Ending Balance	$53,699	$9,245	$44,933	$10,057	$8	$117,942
Reserve for impaired loans	$1,320	$-	$1,248	$375	$-	$2,943
Reserve for non-impaired loans	$52,379	$9,245	$43,685	$9,682	$8	$114,999
Reserve for off-balance sheet credit commitments	$2,112	$-	$35	$80	$2	$2,229

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

10. Borrowed Funds

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $100 million with a weighted average rate of 2.86% as of September 30, 2017, compared to $350 million with a weighted average rate of 4.06% as of December 31, 2016. Final maturity for the two fixed rate non-callable securities sold under agreements to repurchase was $50.0 million in June 2018 and $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $108 million as of September 30, 2017, and $372 million as of December 31, 2016.

Borrowing from the FHLB. As of September 30, 2017, over-night borrowings from the FHLB were $450 million at a rate of 1.16% compared to $275 million at a rate of 0.55% as of December 31, 2016. As of September 30, 2017, the advances from the FHLB were $145 million at a rate of 1.35%. As of September 30, 2017, FHLB advances of $490 million will mature in October 2017, $55 million in 2018 and $50 million in December 2019.

11. Income Taxes

The effective tax rate for the third quarter of 2017 was 41.4% compared to 25.5% for the third quarter of 2016. The third quarter 2017 effective tax rate of 41.4% reflected additional tax expense to increase the full year effective tax rate to 34% compared to the 29% effective tax rate forecasted at June 30, 2017. This adjustment in the third quarter was the result of lower tax credits from the slow deployment of alternative energy investments. Income tax expense for the first quarter of 2017 was also reduced by $2.6 million in benefits from the distribution of restricted stock units and exercises of stock options.

As of September 30, 2017 and December 31, 2016, the Company had income tax refunds receivable of $19.4 million and $14.6 million, respectively. These income tax receivables are included in other assets in the accompanying condensed consolidated balance sheets.

The Company’s tax returns are open for audit by the Internal Revenue Service back to 2014 and by the California Franchise Tax Board back to 2012. As the Company is presently under audit by a number of tax authorities, it is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

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

•	Level 3 – Unobservable inputs based on the Company’s own judgment about the assumptions that a market participant would use.

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2017, and December 31, 2016:

September 30, 2017	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$399,436	$-	$-	$399,436
U.S. government agencies	-	9,700	-	9,700
U.S. government sponsored entities	-	393,722	-	393,722
State and municipal securities	-	1,931	-	1,931
Mortgage-backed securities	-	446,065	-	446,065
Collateralized mortgage obligations	-	1,710	-	1,710
Corporate debt securities	-	80,906	-	80,906
Mutual funds	6,271	-	-	6,271
Preferred stock of government sponsored entities	8,087	-	-	8,087
Other equity securities	20,659	-	-	20,659
Total securities available-for-sale	434,453	934,034	-	1,368,487
Warrants	-	-	97	97
Foreign exchange contracts	-	1,725	-	1,725
Interest rate swaps	-	2,314	-	2,314
Total assets	$434,453	$938,073	$97	$1,372,623

Liabilities

Option contracts	$-	$234	$-	$234
Foreign exchange contracts	-	1,083	-	1,083
Interest rate swaps	-	5,049	-	5,049
Total liabilities	$-	$6,366	$-	$6,366

December 31, 2016	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$489,017	$-	$-	$489,017
U.S. government sponsored entities	-	390,331	-	390,331
Mortgage-backed securities	-	336,260	-	336,260
Collateralized mortgage obligations	-	28	-	28
Corporate debt securities	-	74,350	-	74,350
Mutual funds	6,230	-	-	6,230
Preferred stock of government sponsored entities	7,308	-	-	7,308
Other equity securities	10,821	-	-	10,821
Total securities available-for-sale	513,376	800,969	-	1,314,345
Warrants	-	-	79	79
Interest rate swaps	-	938	-	938
Foreign exchange contracts	-	1,302	-	1,302
Total assets	$513,376	$803,209	$79	$1,316,664

Liabilities

Option contracts	$-	$121	$-	$121
Interest rate swaps	-	3,744	-	3,744
Foreign exchange contracts	-	3,132	-	3,132
Total liabilities	$-	$6,997	$-	$6,997

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $97,000 as of September 30, 2017, compared to $79,000 as of December 31, 2016. The fair value adjustment of warrants was included in other operating income in the third quarter of 2017. The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from 1 to 6 years, risk-free interest rate from 1.51% to 2.28%, and stock volatility from 5.05% to 12.6%.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the condensed consolidated balance sheet as of September 30, 2017, the following tables provide the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of September 30, 2017, and December 31, 2016, and the total losses for the periods indicated:

	September 30, 2017				Total (Gains)/Losses
	Fair Value Measurements Using			Total at	Three Months Ended		Nine Months Ended
	Level 1	Level 2	Level 3	Fair Value	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$-	$-	$12,525	$12,525	$-	$-	$25	$-
Commercial mortgage loans	-	-	21,997	21,997	-	-	-	-
Residential mortgage loans and equity lines	-	-	10,790	10,790	-	-	-	-
Total impaired loans	-	-	45,312	45,312	-	-	25	-
Other real estate owned (1)	-	6,317	4,322	10,639	405	(206)	654	9
Investments in venture capital and private company stock	-	-	3,023	3,023	12	187	365	419
Total assets	$-	$6,317	$52,657	$58,974	$417	$(19)	$1,044	$428

(1) Other real estate owned balance of $18.1 million in the condensed consolidated balance sheet is net of estimated disposal costs.

	December 31, 2016				Total Losses
	Fair Value Measurements Using			Total at	Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2016	December 31, 2015
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$2,813	$2,813	$322	$806
Commercial mortgage loans	-	-	9,444	9,444	-	598
Residential mortgage loans and equity lines	-	-	11,679	11,679	-	146
Total impaired loans	-	-	23,936	23,936	322	1,550
Other real estate owned (1)	-	6,006	4,372	10,378	9	404
Investments in venture capital and private company stock	-	-	3,667	3,667	976	553
Total assets	$-	$6,006	$31,975	$37,981	$1,307	$2,507

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

13. Fair Value of Financial Instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments.

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

The following table presents the carrying and notional amounts and estimated fair value of financial instruments as of September 30, 2017, and as of December 31, 2016:

	September 30, 2017		December 31, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$167,886	$167,886	$218,017	$218,017
Short-term investments	573,059	573,059	967,067	967,067
Securities available-for-sale	1,368,487	1,368,487	1,314,345	1,314,345
Loans held for sale	-	-	7,500	7,500
Loans, net	12,472,475	12,403,100	11,077,315	11,006,344
Investment in Federal Home Loan Bank stock	21,948	21,948	17,250	17,250
Investment in Federal Reserve Bank stock	8,733	8,733	-	-
Warrants	97	97	79	79

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$69,278	$1,725	$82,439	$1,302
Interest rate swaps	155,671	2,314	361,526	938

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$12,561,695	$12,573,127	$11,674,726	$11,680,017
Securities sold under agreements to repurchase	100,000	100,549	350,000	351,989
Advances from Federal Home Loan Bank	595,000	595,037	350,000	350,062
Other borrowings	153,574	151,643	17,662	15,944
Long-term debt	119,136	68,056	119,136	63,169

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$12,307	$234	$12,117	$121
Foreign exchange contracts	86,625	1,083	89,545	3,132
Interest rate swaps	510,841	5,049	119,136	3,744

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$2,287,498	$(6,924)	$2,062,241	$(6,025)
Standby letters of credit	140,682	(1,699)	75,396	(668)
Other letters of credit	41,868	(218)	37,283	(16)
Bill of lading guarantees	24	-	75	-

The following tables present the level in the fair value hierarchy for the estimated fair values of financial instruments as of September 30, 2017, and December 31, 2016.

	September 30, 2017
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$167,886	$167,886	$-	$-
Short-term investments	573,059	573,059	-	-
Securities available-for-sale	1,368,487	434,453	934,034	-
Loans held-for-sale	-	-	-	-
Loans, net	12,403,100	-	-	12,403,100
Investment in Federal Home Loan Bank stock	21,948	-	21,948	-
Investment in Federal Reserve Bank stock	8,733	-	8,733	-
Warrants	97	-	-	97
Financial Liabilities
Deposits	12,573,127	-	-	12,573,127
Securities sold under agreements to repurchase	100,549	-	100,549	-
Advances from Federal Home Loan Bank	595,037	-	595,037	-
Other borrowings	151,643	-	-	151,643
Long-term debt	68,056	-	68,056	-

	December 31, 2016
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$218,017	$218,017	$-	$-
Short-term investments	967,067	967,067	-	-
Securities available-for-sale	1,314,345	513,376	800,969	-
Loans held-for-sale	7,500	-	-	7,500
Loans, net	11,006,344	-	-	11,006,344
Investment in Federal Home Loan Bank stock	17,250	-	17,250	-
Warrants	79	-	-	79
Financial Liabilities
Deposits	11,680,017	-	-	11,680,017
Securities sold under agreements to repurchase	351,989	-	351,989	-
Advances from Federal Home Loan Bank	350,062	-	350,062	-
Other borrowings	15,944	-	-	15,944
Long-term debt	63,169	-	63,169	-

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

As of September 30, 2017, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment as of an interim date.

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

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, with the quarterly interest payments throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 1.32%. As of September 30, 2017, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $2.3 million, net of taxes, was included in other comprehensive income. The amount of periodic net settlement of interest rate swaps included in interest expense was $407,000 for the three months ended September 30, 2017 compared to $588,000 for the same quarter a year ago. For the nine months ended September 30, 2017, the periodic net settlement of interest rate swaps included in interest expense was $1.3 million compared to $1.8 million for the same period in 2016.

As of September 30, 2017, the Bank has entered into interest rate swap contracts with various terms from four to eight years. These interest rate swap contracts are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.55% and receives a variable rate at the one month LIBOR rate plus a weighted average spread of 293 basis points, or at a weighted average rate of 4.16%. As of September 30, 2017, the notional amount of fair value interest rate swaps was $510.6 million and their unrealized gain of $1.9 million was included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $514,000 for the three months ended September 30, 2017, compared to $879,000 for the same quarter a year ago. The amount of periodic net settlement of interest rate swaps reducing interest income was $1.9 million for the nine months ended September 30, 2017, compared to $2.8 million for the same period a year ago. As of September 30, 2017, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $6.3 million as of September 30, 2017.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. As of September 30, 2017, the notional amount of option contracts totaled $12.3 million with a net negative fair value of $234,000. As of September 30, 2017, spot, forward, and swap contracts with a total notional amount of $69.3 million had a positive fair value of $1.7 million. Spot, forward, and swap contracts with a total notional amount of $86.6 million had a negative fair value of $1.1 million as of September 30, 2017. As of December 31, 2016, the notional amount of option contracts totaled $12.1 million with a net negative fair value of $121,000. As of December 31, 2016, spot, forward, and swap contracts with a total notional amount of $82.4 million had a positive fair value of $1.3 million. Spot, forward, and swap contracts with a total notional amount of $89.5 million had a negative fair value of $3.1 million as of December 31, 2016.

16. Balance Sheet Offsetting

Certain financial instruments, including resell and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the condensed consolidated balance sheets and/or subject to master netting arrangements or similar agreements. The Company’s securities sold with agreements to repurchase and derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements that include “right of set-off” provisions. In such cases, there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset such financial instruments for financial reporting purposes.

Financial instruments that are eligible for offset in the condensed consolidated balance sheets, as of September 30, 2017, and December 31, 2016, are presented in the following table:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
September 30, 2017	(In thousands)

Assets:
Derivatives	$2,314	$-	$2,314	$-	$-	$2,314
Liabilities:
Securities sold under agreements to repurchase	$100,000	$-	$100,000	$-	$(100,000)	$-
Derivatives	$5,049	$-	$5,049	$-	$(5,049)	$-

December 31, 2016

Assets:
Derivatives	$938	$-	$938	$-	$-	$938

Liabilities:
Securities sold under agreements to repurchase	$350,000	$-	$350,000	$-	$(350,000)	$-
Derivatives	$3,744	$-	$3,744	$-	$(3,744)	$-

17. Stockholders’ Equity

Total equity was $2.0 billion as of September 30, 2017, an increase of $140.2 million, from $1.8 billion as of December 31, 2016, primarily due to net income of $150.1 million and equity consideration for the acquisition of SinoPac Bancorp of $34.9 million partially offset by common stock cash dividends of $50.5 million and shares withheld related to net share settlement of RSUs of $5.1 million.

The U.S. Treasury received warrants to purchase common stock of 1,846,374 shares at an exercise price of $20.96 as part of the Company’s participation in the U.S. Treasury Troubled Asset Relief Program Capital Purchase Program. As a result of the anti-dilution adjustments under the warrant, the exercise price at December 31, 2016 has been adjusted to $20.65 and the number of warrants increased by 1.5%. At September 30, 2017, 932,461 warrants remain exercisable compared to 943,345 warrants at December 31, 2016.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three months and nine months ended September 30, 2017, and September 30, 2016, was as follows:

	Three months ended September 30, 2017			Three months ended September 30, 2016
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, loss, net of tax
Securities available-for-sale			$1,001			$8,539
Cash flow hedge derivatives			(2,421)			(7,397)
Total			$(1,420)			$1,142
Net unrealized (losses)/gains arising during the period
Securities available-for-sale	$1,829	$769	$1,060	$1,618	$680	$938
Cash flow hedge derivatives	271	114	157	1,387	583	804
Total	2,100	883	1,217	3,005	1,263	$1,742
Reclassification adjustment for net losses in net income
Securities available-for-sale	(24)	(10)	(14)	(1,692)	(711)	(981)
Cash flow hedge derivatives	-	-	-	-	-	-
Total	(24)	(10)	(14)	(1,692)	(711)	(981)
Total other comprehensive (loss)/income
Securities available-for-sale	1,805	759	1,046	(74)	(31)	(43)
Cash flow hedge derivatives	271	114	157	1,387	583	804
Total	$2,076	$873	$1,203	$1,313	$552	$761
Ending balance, (loss)/gain, net of tax
Securities available-for-sale			$2,047			$8,496
Cash flow hedge derivatives			(2,264)			(6,593)
Total			$(217)			$1,903

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, loss, net of tax
Securities available-for sale			$(1,545)			$(5,431)
Cash flow hedge derivatives			(2,170)			(2,995)
Total			$(3,715)			$(8,426)
Net unrealized gains/(losses) arising during the period
Securities available-for sale	$5,759	$2,421	$3,338	$27,170	$11,422	$15,748
Cash flow hedge derivatives	(162)	(68)	(94)	(6,208)	(2,610)	(3,598)
Total	5,597	2,353	3,244	20,962	8,812	$12,150
Reclassification adjustment for net (gains)/losses in net income
Securities available-for sale	439	185	254	(3,141)	(1,320)	(1,821)
Cash flow hedge derivatives	-	-	-	-	-	-
Total	439	185	254	(3,141)	(1,320)	(1,821)
Total other comprehensive income/(loss)
Securities available-for sale	6,198	2,606	3,592	24,029	10,102	13,927
Cash flow hedge derivatives	(162)	(68)	(94)	(6,208)	(2,610)	(3,598)
Total	$6,036	$2,538	$3,498	$17,821	$7,492	$10,329
Ending balance, gain/(loss), net of tax
Securities available-for sale			$2,047			$8,496
Cash flow hedge derivatives			(2,264)			(6,593)
Total			$(217)			$1,903

18. Stock Repurchase Program

On February 1, 2016, the Company’s Board of Directors approved a new stock repurchase program to buy back up to $45.0 million of our common stock. In 2016, the Company repurchased 1,380,578 shares for $37.5 million, or $27.13 per share under the February 2016 repurchase program. The Company did not repurchase any shares under the February 2016 repurchase program for the nine months ended September 30, 2017. As of September 30, 2017 and December 31, 2016, the Company may repurchase up to $7.5 million of its common stock under the February 2016 repurchase program.

19. Subsequent Events

The Company has evaluated the effect of the following events that have occurred subsequent to the quarter ended September 30, 2017 through the date of issuance of the accompanying condensed consolidated financial statements.

The Bank received final regulatory approval and the merger of Far East National Bank into Cathay Bank was completed on October 27, 2017.  Each of the nine former FENB branches in California and its representative office in Beijing became a branch and representative office of Cathay Bank as a result of the merger.  As of the filing date of this report, Cathay Bank operates 43 branches in California, 12 branches in New York State, three in the Chicago, Illinois area, three in Washington State, two in Texas, one in Maryland, one in Massachusetts, one in Nevada, one in New Jersey, one in Hong Kong, and a representative office in Taipei, Shanghai, and Beijing.

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

Highlights

●	Completed the acquisition of SinoPac Bancorp, the holding company for Far East National Bank, (“FENB”) on July 14, 2017.
●	Total loans during the third quarter increased by $1.0 billion to $12.6 billion.
●	Net interest margin increased to 3.75% in the third quarter compared to 3.63% in the second quarter of 2017.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended September 30, 2017, was $49.7 million, an increase of $3.6 million, or 7.8%, compared to net income of $46.1 million for the same quarter a year ago. Diluted earnings per share for the quarter ended September 30, 2017, was $0.61 compared to $0.58 for the same quarter a year ago.

Return on average stockholders’ equity was 9.77% and return on average assets was 1.29% for the quarter ended September 30, 2017, compared to a return on average stockholders’ equity of 10.30% and a return on average assets of 1.38% for the same quarter a year ago.

Financial Performance

	Three months ended
	September 30, 2017	September 30, 2016
Net income	$49.7 million	$46.1 million
Basic earnings per common share	$0.62	$0.58
Diluted earnings per common share	$0.61	$0.58
Return on average assets	1.29%	1.38%
Return on average total stockholders' equity	9.77%	10.30%
Efficiency ratio	41.91%	45.05%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $29.4 million, or 28.3%, to $133.2 million during the third quarter of 2017 compared to $103.8 million during the same quarter a year ago. The increase was due primarily to an increase in interest income from loans and a decrease in interest expense from securities sold under agreements to repurchase.

The net interest margin was 3.75% for the third quarter of 2017 compared to 3.36% for the third quarter of 2016 and 3.63% for the second quarter of 2017. The increase from the second quarter of 2017 was primarily the result of interest recoveries and prepayment penalties of $5.6 million.

For the third quarter of 2017, the yield on average interest-earning assets was 4.34%, the cost of funds on average interest-bearing liabilities was 0.81%, and the cost of interest-bearing deposits was 0.68%. In comparison, for the third quarter of 2016, the yield on average interest-earning assets was 4.02%, the cost of funds on average interest-bearing liabilities was 0.89%, and the cost of average interest-bearing deposits was 0.70%. The increase in the yield on average interest earning assets was a result of higher interest rates, interest income collected from nonaccrual loans and loan prepayment penalties. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 3.53% for the quarter ended September 30, 2017, compared to 3.13% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended September 30, 2017, and 2016. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended September 30,
	2017			2016
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Total loans and leases (1)	$12,317,721	$146,383	4.71%	10,670,253	118,500	4.42
Investment securities	1,396,859	5,692	1.62	1,303,598	4,850	1.48
Federal Home Loan Bank and FRB stock	32,369	607	7.44	17,268	393	9.05
Interest bearing deposits	292,595	1,288	1.75	294,292	412	0.56
Federal funds sold and securities purchased under agreements to resell	35,707	108	1.20			-
Total interest-earning assets	14,075,251	154,078	4.34	12,285,411	124,155	4.02
Non-interest earning assets:
Cash and due from banks	294,466			223,925
Other non-earning assets	1,094,648			884,006
Total non-interest earning assets	1,389,114			1,107,931
Less: Allowance for loan losses	(105,390)			(123,609)
Deferred loan fees	(4,852)			(6,348)
Total assets	$15,354,123			$13,263,385

Interest bearing liabilities:
Interest bearing demand accounts	$1,349,508	$588	0.17	$1,060,065	$441	0.17
Money market accounts	2,496,548	3,944	0.63	2,117,831	3,511	0.66
Savings accounts	942,452	569	0.24	627,912	260	0.16
Time deposits	4,939,189	11,678	0.94	4,651,593	10,701	0.92
Total interest-bearing deposits	9,727,697	16,779	0.68	8,457,401	14,913	0.70

Securities sold under agreements to repurchase	109,239	874	3.17	378,261	3,828	4.03
Other borrowings	324,581	1,773	2.17	107,203	134	0.50
Long-term debt	119,136	1,456	4.85	119,136	1,456	4.86
Total interest-bearing liabilities	10,280,653	20,882	0.81	9,062,001	20,331	0.89
Non-interest bearing liabilities:
Demand deposits	2,714,244			2,254,123
Other liabilities	339,001			167,409
Total equity	2,020,224			1,779,852
Total liabilities and equity	$15,354,122			$13,263,385
Net interest spread			3.53%			3.13%
Net interest income		$133,196			$103,824
Net interest margin			3.75%			3.36%

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
	2017-2016
	Increase (Decrease) in
	Net Interest Income Due to:
(In thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	$19,431	$8,452	$27,883
Investment securities	368	474	842
Federal Home Loan Bank and FRB stock	294	(80)	214
Deposits with other banks	(2)	878	876
Federal funds sold and securities purchased under agreements to resell	108	-	108
Total changes in interest income	20,199	9,724	29,923

Interest-bearing liabilities:
Interest bearing demand accounts	126	21	147
Money market accounts	610	(177)	433
Savings accounts	162	147	309
Time deposits	696	281	977
Securities sold under agreements to repurchase	(2,277)	(677)	(2,954)
Other borrowed funds	617	1,022	1,639
Long-term debt	-	-	-
Total changes in interest expense	(66)	617	551
Changes in net interest income	$20,265	$9,107	$29,372

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision/(Reversal) for Credit Losses

The provision for credit losses was zero for the third quarter of 2017 and 2016. The provision/(reversal) for credit losses was based on a review of the appropriateness of the allowance for loan losses at September 30, 2017. The following table summarizes the charge-offs and recoveries for the periods indicated:

	Three months ended		Nine months ended September 30,
	September 30, 2017	September 30, 2016	2017	2016
	(In thousands)
Charge-offs:
Commercial loans	$80	$3,278	$1,810	$12,035
Real estate loans (1)	305	4,626	860	5,830
Total charge-offs	385	7,904	2,670	17,865
Recoveries:
Commercial loans	575	2,006	1,401	3,720
Construction loans	47	548	143	7,871
Real estate loans (1)	5,489	343	6,195	903
Total recoveries	6,111	2,897	7,739	12,494
Net (recoveries)/charge-offs	$(5,726)	$5,007	$(5,069)	$5,371

(1)	Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), wire transfer fees, and other sources of fee income, was $13.0 million for the third quarter of 2017, an increase of $4.2 million, or 47.1%, compared to $8.8 million for the third quarter of 2016. The increase was primarily due to the gain of $5.4 million on the acquisition of SinoPac Bancorp and was offset by a decrease in securities gains of $1.7 million from the quarter a year ago.

Non-Interest Expense

Non-interest expense increased $10.5 million, or 20.7%, to $61.2 million in the third quarter of 2017 compared to $50.7 million in the same quarter a year ago. The increase in non-interest expense in the third quarter of 2017 was primarily due to a $5.0 million increase in salary and employee benefit expenses and a $3.3 million increase in acquisition related expense when compared to the same quarter a year ago. Acquisition related expenses during the third quarter totaled approximately, $3.3 million, including $2.8 million in legal and investment banking fees and $0.5 million in severance and retention expenses. The efficiency ratio was 41.9% in the third quarter of 2017 compared to 45.1% for the same quarter a year ago.

Income Taxes

The effective tax rate for the third quarter of 2017 was 41.4% compared to 25.5% for the third quarter of 2016. The third quarter 2017 effective tax rate of 41.4% reflected additional tax expense to increase the full year effective tax rate to 34% compared to the 29% effective tax rate forecasted at June 30, 2017. This adjustment in the third quarter was the result of lower tax credits from the slow deployment of alternative energy investments. Income tax expense for the first quarter of 2017 was also reduced by $2.6 million in benefits from the distribution of restricted stock units and exercises of stock options.

Year-to-Date Statement of Operations Review

Net income for the nine months ended September 30, 2017, was $150.1 million, an increase of $23.0 million, or 18.1%, compared to net income of $127.1 million for the same period a year ago. Diluted earnings per share was $1.86 compared to $1.59 per share for the same period a year ago. The net interest margin for the nine months ended September 30, 2017, was 3.63% compared to 3.39% for the same period a year ago.

Return on average stockholders’ equity was 10.46% and return on average assets was 1.39% for the nine months ended September 30, 2017, compared to a return on average stockholders’ equity of 9.66% and a return on average assets of 1.29% for the same period of 2016. The efficiency ratio for the nine months ended September 30, 2017, was 43.71% compared to 51.35% for the same period a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the nine months ended September 30, 2017, and 2016. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Nine months ended September 30,
	2017			2016
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Total loans and leases (1)	$11,668,814	$401,129	4.60	10,468,328	349,212	4.46
Investment securities	1,297,789	14,817	1.53	1,384,019	16,974	1.64
Federal Home Loan Bank and FRB stock	22,345	1,317	7.88	17,256	1,122	8.69
Interest bearing deposits	359,580	3,140	1.17	272,690	1,094	0.54
Federal funds sold and securities purchased under agreements to resell	12,033	108	1.20	-	-	-
Total interest-earning assets	13,360,561	420,511	4.21	12,142,293	368,402	4.05
Non-interest earning assets:
Cash and due from banks	235,097			215,415
Other non-earning assets	965,906			891,974
Total non-interest earning assets	1,201,003			1,107,389
Less: Allowance for loan losses	(113,299)			(133,232)
Deferred loan fees	(4,531)			(7,225)
Total assets	$14,443,734			$13,109,225

Interest bearing liabilities:
Interest bearing demand accounts	$1,282,904	$1,639	0.17	$1,013,129	$1,256	0.17
Money market accounts	2,359,871	11,362	0.64	2,020,725	9,768	0.65
Savings accounts	817,540	1,244	0.20	626,200	759	0.16
Time deposits	4,840,293	33,429	0.92	4,752,938	32,177	0.90
Total interest-bearing deposits	9,300,608	47,674	0.69	8,412,992	43,960	0.70

Securities sold under agreements to repurchase	149,267	3,489	3.13	392,701	11,696	3.98
Other borrowings	177,372	2,366	1.78	119,348	442	0.49
Long-term debt	119,136	4,320	4.85	119,136	4,336	4.86
Total interest-bearing liabilities	9,746,383	57,849	0.79	9,044,177	60,434	0.89
Non-interest bearing liabilities:
Demand deposits	2,542,754			2,131,742
Other liabilities	236,332			175,714
Total equity	1,918,265			1,757,592
Total liabilities and equity	$14,443,734			$13,109,225
Net interest spread			3.42%			3.16%
Net interest income		$362,662			$307,968
Net interest margin			3.63%			3.39%

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
	2017-2016
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	$40,745	$11,172	$51,917
Investment securities	(1,030)	(1,127)	(2,157)
Federal Home Loan Bank and FRB stock	307	(112)	195
Deposits with other banks	435	1,611	2,046
Federal funds sold and securities purchased under agreements to resell	108	-	108
Total changes in interest income	40,565	11,544	52,109

Interest-bearing liabilities:
Interest bearing demand accounts	343	40	383
Money market accounts	1,624	(30)	1,594
Savings accounts	264	221	485
Time deposits	583	669	1,252
Securities sold under agreements to repurchase	(6,097)	(2,110)	(8,207)
Other borrowed funds	303	1,621	1,924
Long-term debt	-	(16)	(16)
Total changes in interest expense	(2,980)	395	(2,585)
Changes in net interest income	$43,545	$11,149	$54,694

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Balance Sheet Review

Assets

Total assets were $15.7 billion as of September 30, 2017, an increase of $1.2 billion, or 8.3%, from $14.5 billion as of December 31, 2016, primarily due to the acquisition of SinoPac Bancorp which had total assets of $1.2 billion.

Investment Securities

Investment securities represented 8.7% of total assets as of September 30, 2017, compared to 9.1% of total assets as of December 31, 2016. The carrying value of investment securities as of September 30, 2017, was $1.4 billion compared to $1.3 billion as of December 31, 2016. Securities available-for-sale are carried at fair value and had a net unrealized gain, net of tax, of $2.0 million as of September 30, 2017, compared to a net unrealized loss, net of tax, of $1.5 million as of December 31, 2016.

The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of September 30, 2017, and December 31, 2016:

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$399,741	$-	$305	$399,436
U.S. government agency entities	9,679	27	6	9,700
U.S. government sponsored entities	400,000	-	6,278	393,722
State and municipal securities	1,943		12	1,931
Mortgage-backed securities	447,959	468	2,362	446,065
Collateralized mortgage obligations	1,715	-	5	1,710
Corporate debt securities	80,007	904	5	80,906
Mutual funds	6,500	-	229	6,271
Preferred stock of government sponsored entities	4,117	3,970	-	8,087
Other equity securities	13,294	7,463	98	20,659
Total	$1,364,955	$12,832	$9,300	$1,368,487

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$489,839	$35	$857	$489,017
U.S. government sponsored entities	400,000	-	9,669	390,331
Mortgage-backed securities	339,241	309	3,290	336,260
Collateralized mortgage obligations	48	-	20	28
Corporate debt securities	74,965	247	862	74,350
Mutual funds	6,500	-	270	6,230
Preferred stock of government sponsored entities	2,811	4,497	-	7,308
Other equity securities	3,608	7,213	-	10,821
Total	$1,317,012	$12,301	$14,968	$1,314,345

For additional information, see Note 7 to the Company’s unaudited condensed consolidated financial statements.

Investment securities having a carrying value of $291.4 million as of September 30, 2017, and $649.1 million as of December 31, 2016, were pledged to secure public deposits, other borrowings, treasury tax and loan and securities sold under agreements to repurchase.

Loans

Gross loans, excluding loans held for sale, were $12.6 billion at September 30, 2017, an increase of $1.4 billion, or 12.5%, from $11.2 billion at December 31, 2016. The increase was primarily due to increases of $591.8 million, or 10.2%, in commercial mortgage loans, $478.5 million, or 19.6%, in residential mortgage loans, $171.7 million, or 7.6%, in commercial loans, and $143.4 million, or 26.2%, in real estate construction loans. The loan balances and composition at September 30, 2017, compared to December 31, 2016, and to September 30, 2016, are presented below:

	September 30, 2017	% of Gross Loans	December 31, 2016	% of Gross Loans	% Change
Type of Loans	(Dollars in thousands)
Commercial loans	$2,419,891	19.2%	$2,248,187	20.1%	7.6%
Residential mortgage loans	2,922,537	23.3	2,444,048	21.8	19.6
Commercial mortgage loans	6,377,047	50.6	5,785,248	51.7	10.2
Equity lines	181,751	1.4	171,711	1.5	5.8
Real estate construction loans	691,486	5.5	548,088	4.9	26.2
Installment and other loans	4,722	0.0	3,993	0.0	18.3
Gross loans	$12,597,434	100%	$11,201,275	100%	12.5%

Allowance for loan losses	(121,535)		(118,966)		2.2
Unamortized deferred loan fees	(3,424)		(4,994)		(31.4)

Total loans, net	$12,472,475		$11,077,315		12.6%

Loans held for sale	$-		$7,500		(100.0%)

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

The ratio of non-performing assets, excluding non-accrual loans held for sale, to total assets was 0.6% at September 30, 2017, compared to 0.5% at December 31, 2016. Total non-performing assets increased $17.6 million, or 25.2%, to $87.4 million at September 30, 2017, compared to $69.8 million at December 31, 2016, primarily due to an increase of $15.7 million, or 31.6%, in non-accrual loans offset by a decrease of $2.0 million, or 9.7%, in other real estate owned.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets was 0.69% as of September 30, 2017, compared to 0.62% as of December 31, 2016. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, decreased to 181.6% as of September 30, 2017, from 245.9% as of December 31, 2016.

The following table presents the changes in non-performing assets and troubled debt restructurings (“TDRs”) as of September 30, 2017, compared to December 31, 2016, and to September 30, 2016:

(Dollars in thousands)	September 30, 2017	December 31, 2016	% Change	September 30, 2016	% Change
Non-performing assets
Accruing loans past due 90 days or more	$3,900	$-	100	$-	100
Non-accrual loans:
Construction loans	14,267	5,458	161	5,507	159
Commercial mortgage loans	28,379	20,078	41	21,077	35
Commercial loans	15,942	15,710	1	9,251	72
Residential mortgage loans	6,763	8,436	(20)	8,524	(21)
Total non-accrual loans:	$65,351	$49,682	32	$44,359	47
Total non-performing loans	69,251	49,682	39	44,359	56
Other real estate owned	18,115	20,070	(10)	20,986	(14)
Total non-performing assets	$87,366	$69,752	25	$65,345	34
Accruing troubled debt restructurings	$62,358	$65,393	(5)	$86,555	(28)
Non-accrual loans held for sale	$-	$7,500	(100)	$4,750	(100)

Allowance for loan losses	$121,535	$118,966	2	$117,942	3

Total gross loans outstanding, at period-end (1)	$12,597,434	$11,201,275	12	$11,010,457	14

Allowance for loan losses to non-performing loans, at period-end (2)	175.50%	239.45%		265.88%
Allowance for loan losses to gross loans, at period-end (1)	0.96%	1.06%		1.07%

(1) Excludes loans held for sale at period-end.
(2) Excludes non-accrual loans held for sale at period-end.

Non-accrual Loans

At September 30, 2017, total non-accrual loans were $65.4 million, an increase of $15.7 million, or 31.6%, resulting from several construction and commercial real estate loans placed on nonaccrual, from $49.7 million at December 31, 2016, and an increase of $21.0 million, or 47.3%, from $44.4 million at September 30, 2016. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	September 30, 2017		December 31, 2016
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$23,780	$7,742	$9,368	$218
Commercial real estate	25,591	-	24,321	-
Land	-	-	283	-
Personal property (UCC)	-	8,200	-	15,492
Total	$49,371	$15,942	$33,972	$15,710

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	September 30, 2017		December 31, 2016
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$31,890	$20	$13,804	$-
Wholesale/Retail	10,807	7,924	12,312	9,213
Food/Restaurant	140	-	153	-
Import/Export	-	7,998	-	6,174
Other	6,534	-	7,703	323
Total	$49,371	$15,942	$33,972	$15,710

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

As of September 30, 2017, recorded investment in impaired loans totaled $127.7 million and was comprised of non-accrual loans, excluding loans held for sale, of $65.3 million and accruing troubled debt restructured loans (TDRs) of $62.4 million. As of December 31, 2016, recorded investment in impaired loans totaled $115.1 million and was comprised of non-accrual loans, excluding loans held for sale, of $49.7 million and accruing TDRs of $65.4 million. For impaired loans, the amounts previously charged off represent 7.1% as of September 30, 2017, and 8.4% as of December 31, 2016, of the contractual balances for impaired loans. As of September 30, 2017, $49.4 million, or 75.7%, of the $65.3 million of non-accrual loans, excluding loans held for sale, was secured by real estate compared to $34.0 million, or 68.4%, of the $49.7 million of non-accrual loans, excluding loans held for sale, that was secured by real estate as of December 31, 2016. The Bank obtains current appraisals, sales contracts, or other available market price information which provide updated factors in evaluating potential loss.

As of September 30, 2017, $2.1 million of the $121.5 million allowance for loan losses was allocated for impaired loans and $119.4 million was allocated to the general allowance. As of December 31, 2016, $2.8 million of the $119.0 million allowance for loan losses was allocated for impaired loans and $116.2 million was allocated to the general allowance.

The allowance for loan losses to non-accrual loans was 186.0% as of September 30, 2017, from 239.5% as of December 31, 2016, primarily due to an increase in the non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	September 30, 2017			December 31, 2016

	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$23,953	$23,373	$-	$24,037	$23,121	$-
Real estate construction loans	22,309	21,748	-	5,776	5,458	-
Commercial mortgage loans	39,154	32,370	-	60,522	54,453	-
Residential mortgage loans and equity lines	2,264	2,264	-	5,472	5,310	-
Subtotal	$87,680	$79,755	$-	$95,807	$88,342	$-
With allocated allowance
Commercial loans	$14,082	$13,985	$1,461	$5,216	$4,640	$1,827
Commercial mortgage loans	23,061	22,820	823	10,158	10,017	573
Residential mortgage loans and equity lines	12,461	11,111	322	13,263	12,075	396
Subtotal	$49,604	$47,916	$2,606	$28,637	$26,732	$2,796
Total impaired loans	$137,284	$127,671	$2,606	$124,444	$115,074	$2,796

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

As of September 30, 2017, construction loans of $515.4 million were disbursed with pre-established interest reserves of $61.8 million compared to $500.2 million of such loans disbursed with pre-established interest reserves of $58.9 million at December 31, 2016.  The balance for construction loans with interest reserves which have been extended was $81.3 million with pre-established interest reserves of $1.8 million at September 30, 2017, compared to $113.1 million with pre-established interest reserves of $2.1 million at December 31, 2016.  Land loans of $23.2 million were disbursed with pre-established interest reserves of $680,000 at September 30, 2017, compared to $51.3 million land loans disbursed with pre-established interest reserves of $1.0 million at December 31, 2016.  The balance for land loans with interest reserves which have been extended was $5.9 million at September 30, 2017 with pre-established interest reserves of $360,000 compared to $2.0 million in land loans with pre-established interest reserves of $40,000 at December 31, 2016.

At September 30, 2017 and December 31, 2016, the Bank had no loans on non-accrual status with available interest reserves.  At September 30, 2017, $14.3 million of non-accrual non-residential construction loans, and $8.0 million land loans had been originated with pre-established interest reserves.  At December 31, 2016, $5.5 million of non-accrual non-residential construction loans, and $7.8 million of non-accrual land loans had been originated with pre-established interest reserves.    While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the predominantly Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; Las Vegas, Nevada, and Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of September 30, 2017, or as of December 31, 2016.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. Total loans for construction, land development, and other land represented 40.7% of the Bank’s total risk-based capital as of September 30, 2017, and 40.4% as of December 31, 2016. Total CRE loans represented 305% of total risk-based capital as of September 30, 2017, and 300% as of December 31, 2016 and were below the Bank’s internal limit for CRE loans of 400% of total capital at both dates.

Allowance for Credit Losses

The Bank maintains the allowance for credit losses at a level that the Bank considers appropriate to absorb the estimated and known risks in the loan portfolio and off-balance sheet unfunded credit commitments. Allowance for credit losses is comprised of the allowance for loan losses and the reserve for off-balance sheet unfunded credit commitments. With this risk management objective, the Bank’s management has an established monitoring system that is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the appropriate level of the allowance for credit losses in a timely manner.

In addition, the Bank’s Board of Directors has established a written credit policy that includes a credit review and control system that the Board of Directors believes should be effective in ensuring that the Bank maintains an appropriate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is appropriate to absorb losses in the credit portfolio. The determination of the amount of the allowance for credit losses and the provision for credit losses are based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Additions to the allowance for credit losses are made by charges to the provision for credit losses. While management utilizes its best judgment based on the information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond the Bank’s control, including the performance of the Bank’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. Identified credit exposures that are determined to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for credit losses. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for credit losses in future periods.

The allowance for loan losses was $121.5 million and the allowance for off-balance sheet unfunded credit commitments was $4.3 million at September 30, 2017, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded commitments. The $121.5 million allowance for loan losses at September 30, 2017, increased $2.5 million, or 2.1%, from $119.0 million at December 31, 2016. The allowance for loan losses represented 0.96% of period-end gross loans, excluding loans held for sale, and 175.5% of non-performing loans at September 30, 2017. The comparable ratios were 1.06% of period-end gross loans, excluding loans held for sale, and 239.5% of non-performing loans at December 31, 2016. The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Allowance for loan losses	(Dollars in thousands)
Balance at beginning of period	$115,809	$122,948	$118,966	$138,963
Reversal for credit losses	-	-	(2,500)	(15,650)
Charge-offs :
Commercial loans	(80)	(3,278)	(1,810)	(12,036)
Real estate loans	(305)	(4,625)	(860)	(5,829)
Total charge-offs	(385)	(7,903)	(2,670)	(17,865)
Recoveries:
Commercial loans	575	2,006	1,401	3,720
Construction loans	47	548	143	7,871
Real estate loans	5,489	343	6,195	903
Total recoveries	6,111	2,897	7,739	12,494

Balance at end of period	$121,535	$117,942	$121,535	$117,942
Reserve for off-balance sheet credit commitments
Balance at beginning of period	$4,513	$2,124	$3,224	$1,494
Provision for credit losses	(259)	100	1,030	730
Balance at end of period	$4,254	$2,224	$4,254	$2,224

Average loans outstanding during the period (1)	$12,317,721	$10,668,341	$11,668,814	$10,466,764
Total gross loans outstanding, at period-end (1)	$12,597,434	$11,010,457	$12,597,434	$11,010,457
Total non-performing loans, at period-end (2)	$69,251	$44,359	$69,251	$44,359
Ratio of net charge-offs/(recoveries) to average loans outstanding during the period (1)	(0.18% )	0.19%	(0.06% )	0.07%
Provision for credit losses to average loans outstanding during the period (1)	(0.01% )	0.00%	(0.02% )	(0.19% )
Allowance for credit losses to non-performing loans, at period-end (2)	181.64%	270.89%	181.64%	270.89%

Allowance for credit losses to gross loans, at period-end (1)	1.00%	1.09%	1.00%	1.09%

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	September 30, 2017		December 31, 2016
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
Type of Loan:	(Dollars in thousands)
Commercial loans	$51,039	19.1%	$49,203	21.1%
Residential mortgage loans (1)	11,062	24.3	11,620	22.0
Commercial mortgage loans	37,402	51.5	34,864	52.2
Real estate construction loans	22,008	5.0	23,268	4.7
Installment and other loans	24	0.0	11	0.0
Total	$121,535	100%	$118,966	100%

(1) Residential mortgage loans includes equity lines.

The allowance allocated to commercial loans increased $1.8 million, or 3.7%, to $51.0 million at September 30, 2017, from $49.2 million at December 31, 2016. The increase is due primarily to commercial loan growth.

The allowance allocated for residential mortgage loans decreased $0.5 million, or 4.3%, to $11.1 million at as of September 30, 2017, from $11.6 million at December 31, 2016 as a result of the decrease in the amount of general allowance determined to be required for residential mortgage loans. .

The allowance allocated to commercial mortgage loans increased $2.5 million, or 7.2%, to $37.4 million at September 30, 2017, from $34.9 million at December 31, 2016 as a result of the increase in the amount of general allowance determined to be required for commercial mortgage loans.

The allowance allocated to real estate construction loans decreased $1.3 million, or 5.6%, to $22.0 million at September 30, 2017 from $23.3 million at December 31, 2016. The decrease is due primarily to the decrease in the amount of specific reserves and general allowance determined to be required for construction loans.

Deposits

Total deposits were $12.6 billion at September 30, 2017, an increase of $887 million, or 7.6%, from $11.7 billion at December 31, 2016. The following table displays the deposit mix as of the dates indicated:

	September 30, 2017		December 31, 2016
	Amount	Percentage	Amount	Percentage
Deposits	(Dollars in thousands)
Non-interest-bearing demand deposits	$2,730,006	21.7%	$2,478,107	21.2%
Interest bearing demand deposits	1,379,100	11.0	1,230,445	10.6
Money market deposits	2,370,724	18.9	2,198,938	18.8
Savings deposits	925,312	7.4	719,949	6.2
Time deposits	5,156,553	41.0	5,047,287	43.2
Total deposits	$12,561,695	100.0%	$11,674,726	100.0%

The following table shows the maturity distribution of time deposits as of September 30, 2017:

	Time Deposits -under $100,000	Time Deposits - $100,000 and over	Total Time Deposits
	(In thousands)
Less than three months	$320,157	$921,819	$1,241,976
Three to six months	320,580	836,506	1,157,086
Six to twelve months	371,407	1,704,311	2,075,718
Over one year	224,168	457,605	681,773
Total	$1,236,312	$3,920,241	$5,156,553
Percent of total deposits	9.8%	31.2%	41.0%

Borrowings

Borrowings include federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $100 million with a weighted average rate of 2.86% as of September 30, 2017, compared to $350 million with a weighted average rate of 4.06% as of December 31, 2016. Final maturity for the two fixed rate non-callable securities sold under agreements to repurchase was $50.0 million in June 2018 and $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $109 million as of September 30, 2017, and $372 million as of December 31, 2016.

Borrowing from the FHLB. As of September 30, 2017, over-night borrowings from the FHLB were $450 million at a rate of 1.16% compared to $275 million at a rate of 0.55% as of December 31, 2016. As of September 30, 2017, the advances from the FHLB were $145 million at a rate of 1.35%. As of September 30, 2017, FHLB advances of $490 million will mature in October 2017, $55 million in 2018 and $50 million in December 2019.

Long-term Debt

Long-term debt was $255.2 million as of September 30, 2017, and December 31, 2016. Long-term debt is comprised of a $119.1 million Junior Subordinated Notes, which qualify as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings, and $136.1 million of deferred payments to Bank SinoPac.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of September 30, 2017. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)

Contractual obligations:
Deposits with stated maturity dates	$4,474,779	$680,903	$860	$11	$5,156,553
Non-callable securities sold under agreements to repurchase	100,000	-	-	-	100,000
Advances from the Federal Home Loan Bank	540,000	55,000	-	-	595,000
Other borrowings	-	-	-	17,518	17,518
Long-term debt	-	-	-	119,136	119,136
Deferred payments from acquisition	-	-	136,056	-	136,056
Operating leases	9,820	12,853	8,791	8,052	39,516
Total contractual obligations and other commitments	$5,124,599	$748,756	$145,707	$144,717	$6,163,779

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

Capital Resources

Total equity was $2.0 billion as of September 30, 2017, an increase of $140.2 million, from $1.8 billion as of December 31, 2016, primarily due to net income of $150.1 million and $34.9 million of common stock issued for the acquisition of SinoPac Bancorp partially offset by common stock cash dividends of $50.5 million and shares withheld related to net share settlement of RSUs of $5.1 million.

The following table summarizes changes in total equity for the nine months ended September 30, 2017:

Nine months ended
(In thousands)	September 30, 2017
Net income	$150,102
Stock issued to directors	549
Stock options exercised and RSUs distributed	1,018
Proceeds from shares issued through the Dividend Reinvestment Plan	1,849
Shares withheld related to net share settlement of RSUs	(5,127)
Share-based compensation	3,900
Other comprehensive income	3,498
Equity consideration for acquisition	34,862
Cash dividends paid to common stockholders	(50,491)
Net increase in total equity	$140,160

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements under Basel III rules that became effective January 1, 2015, with transitional provisions as of September 30, 2017. In addition, the capital ratios of the Bank place it in the “well capitalized” category, which is defined as institutions with a common equity tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%.

The following table presents Bancorp’s and the Bank’s capital and leverage ratios as of September 30, 2017, and December 31, 2016:

	Cathay General Bancorp				Cathay Bank
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Common equity Tier 1 capital (to risk-weighted assets)	$1,555,919	12.22	$1,459,351	12.84	$1,461,917	12.34	$1,515,096	13.35
Common equity Tier 1 capital minimum requirement	573,075	4.50	511,590	4.50	532,962	4.50	510,582	4.50
Excess	$981,121	7.68	$947,761	8.34	$927,155	7.80	$1,004,514	8.85

Tier 1 capital (to risk-weighted assets)	$1,555,919	12.22	$1,574,806	13.85	$1,461,917	12.34	$1,515,096	13.35
Tier 1 capital minimum requirement	764,100	6.00	682,120	6.00	710,616	6.00	680,776	6.00
Excess	$789,522	6.18	$892,686	7.85	$748,901	6.30	$834,320	7.35

Total capital (to risk-weighted assets)	$1,802,206	14.15	$1,702,144	14.97	$1,587,501	13.40	$1,637,286	14.43
Total capital minimum requirement	1,018,800	8.00	909,493	8.00	947,487	8.00	907,701	8.00
Excess	$780,343	6.11	$792,651	6.97	$636,814	5.36	$729,585	6.43

Tier 1 capital (to average assets) – Leverage ratio	$1,555,919	10.41	$1,574,806	11.57	$1,461,917	10.54	$1,515,096	11.16
Minimum leverage requirement	597,635	4.00	544,614	4.00	554,685	4.00	543,059	4.00
Excess	$958,284	6.41	$1,030,192	7.57	$907,232	6.54	$972,037	7.16

Risk-weighted assets	$12,734,995		$11,368,663		$11,843,593		$11,346,260
Total average assets (1)	$14,940,863		$13,615,348		$13,867,125		$13,576,477

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

The Company declared a cash dividend of $0.21 per share on 80,795,512 shares outstanding on September 1, 2017, for distribution to holders of our common stock on September 11, 2017, $0.21 per share on 79,847,124 shares outstanding on June 1, 2017, for distribution to holders of our common stock on June 12, 2017, and $0.21 per share on 79,788,541 shares outstanding on March 1, 2017, for distribution to holders of our common stock on March 10, 2017. The Company paid total cash dividends of $50.5 million during the first nine months of 2017.

Country Risk Exposures

The Company’s total assets were $15.7 billion and total foreign country risk net exposures were $454.7 million as of September 30, 2017. Total foreign country risk net exposures as of September 30, 2017, were comprised primarily of $277.3 million from Hong Kong, $45.6 million from China, $30.8 million from Australia, $25.2 million from France, $15.6 million from Singapore, $13.5 million from Germany, $10.0 million from Virgin Island, $9.3 million from England, $7.6 million from Taiwan, $5.1 million from Canada, $5.0 million from Cayman Island, $4.2 million from Macau, $2.2 million from Indonesia, $1.4 million from Switzerland, $1.1 million from Japan, $0.3 million from New Zealand, and $0.3 million from Venezuela. Risk is determined based on location of the borrowers, issuers, and counterparties.

All foreign country risk net exposures as of September 30, 2017, were to non-sovereign counterparties, except $11.8 million due from the Hong Kong Monetary Authority.

Unfunded loans to foreign entities exposures were $10.7 million as of September 30, 2017, primarily due to $10.0 million of unfunded loans to financial institutions in China and $0.7 million of unfunded loans to borrowers in Canada.

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

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, with the quarterly interest payments throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 1.32%. As of September 30, 2017, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $2.3 million, net of taxes, was included in other comprehensive income. The amount of periodic net settlement of interest rate swaps included in interest expense was $407,000 for the three months ended September 30, 2017 compared to $588,000 for the same quarter a year ago. For the nine months ended September 30, 2017, the periodic net settlement of interest rate swaps included in interest expense was $1.3 million compared to $1.8 million for the same period in 2016.

As of September 30, 2017, the Bank has entered into interest rate swap contracts with various terms from four to eight years. These interest rate swap contracts are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loan due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.55% and receives a variable rate at the one month LIBOR rate plus a weighted average spread of 293 basis points, or at a weighted average rate of 4.16%. As of September 30, 2017, the notional amount of fair value interest rate swaps was $510.6 million and their unrealized gain of $1.9 million was included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $514,000 for the three months ended September 30, 2017, compared to $879,000 for the same quarter a year ago. The amount of periodic net settlement of interest rate swaps reducing interest income was $1.9 million for the nine months ended September 30, 2017, compared to $2.8 million for the same period a year ago. As of September 30, 2017, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $6.3 million as of September 30, 2017.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. As of September 30, 2017, the notional amount of option contracts totaled $12.3 million with a net negative fair value of $234,000. As of September 30, 2017, spot, forward, and swap contracts with a total notional amount of $69.3 million had a positive fair value of $1.7 million. Spot, forward, and swap contracts with a total notional amount of $86.6 million had a negative fair value of $1.1 million as of September 30, 2017. As of December 31, 2016, the notional amount of option contracts totaled $12.1 million with a net negative fair value of $121,000. As of December 31, 2016, spot, forward, and swap contracts with a total notional amount of $82.4 million had a positive fair value of $1.3 million. Spot, forward, and swap contracts with a total notional amount of $89.5 million had a negative fair value of $3.1 million as of December 31, 2016.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of September 30, 2017, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 14.0% compared to 12.6% as of December 31, 2016.

Before merging on October 27, 2017, the two subsidiary banks of the Company were both shareholders of the FHLB of San Francisco, enabling them to have access to lower cost FHLB financing when necessary. As of September 30, 2017, the two subsidiary banks’ approved credit line with the FHLB totaled $5.5 billion. Advances from the FHLB were $595.0 million and standby letter of credits issued by FHLB on the Company’s behalf were $100.7 million as of September 30, 2017. The Bank expects to be able to continue to access this source of funding, if required, in the near term. The Bank has pledged a portion of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program to secure these borrowings. As of September 30, 2017, the borrowing capacity under the Borrower-in-Custody program was $47.3 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. As of September 30, 2017, investment securities totaled $1.4 billion, with $291.4 million pledged as collateral for borrowings and other commitments. The remaining $1.1 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 87.0% of the Company’s time deposits mature within one year or less as of September 30, 2017. Management anticipates that there may be some outflow of these deposits upon maturity due to, among other factors, the keen competition in the Bank’s marketplace. However, based on our historical run-off experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $113.4 million in 2016 and $208.2 million in the first nine months of 2017.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of September 30, 2017:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	8.9	3.1
+100	4.5	1.8
-100	-1.9	4.9
-200	-4.7	-0.9

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents the net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1, 2017 - July 31, 2017)	0	$0	0	$7,543,008
Month #2 (August 1, 2017 - August 31, 2017)	0	$0	0	$7,543,008
Month #3 (September 1, 2017 - September 30, 2017)	0	$0	0	$7,543,008
Total	0	$0	0	$7,543,008

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

Date: November 7, 2017

/s/ Pin Tai
Pin Tai Chief Executive Officer and President

Date: November 7, 2017
/s/ Heng W. Chen
Heng W. Chen Executive Vice President and Chief Financial Officer