Form 10-K
period 2017-12-31
CATHAY GENERAL BANCORP
filed 2018-03-01
CIK 861842

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           Yes ☑          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017) was $2,841,997,892. This value is estimated solely for the purposes of this cover page. The market value of shares held by registrant’s directors, executive officers, and Employee Stock Ownership Plan have been excluded because they may be considered to be affiliates of the registrant.

As of February 15, 2018, there were 81,117,521 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive proxy statement relating to Registrant’s 2018 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2017, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K .

 CATHAY GENERAL BANCORP

2017 ANNUAL REPORT ON FORM 10-K

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

●	higher capital requirements from the implementation of the Basel III capital standards;
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	environmental liabilities;
●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	natural disasters and geopolitical events;
●	general economic or business conditions in Asia, and other regions where the Bank has operations;
●	failures, interruptions, or security breaches of our information systems;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;
●	adverse results in legal proceedings;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;

●	changes in accounting standards or tax laws and regulations;
●	market disruption and volatility;
●	fluctuations in the Bancorp’s stock price;
●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
●	issuances of preferred stock;
●	capital level requirements and successfully raising additional capital, if needed, and the resulting dilution of interests of holders of our common stock; and
●	the soundness of other financial institutions.

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

PART I

Item 1.     Business.

Business of Bancorp

Overview

Cathay General Bancorp (the “Bancorp” on a parent-only basis, and the “Company,” “we” or “our” on a consolidated basis) is a corporation that was organized in 1990 under the laws of the State of Delaware. The Bancorp is the holding company of Cathay Bank, a California state-chartered commercial bank (“Cathay Bank” or the “Bank”), eight limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, GBC Venture Capital, Inc., and Asia Realty Corp. The Bancorp also own 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. Our principal place of business is currently located at 777 North Broadway, Los Angeles, California 90012, and our telephone number at that location is (213) 625-4700. In addition, certain of our administrative offices are located in El Monte, California, and our address there is 9650 Flair Drive, El Monte, California 91731. Our common stock is traded on the NASDAQ Global Select Market, and our trading symbol is “CATY”.

The Bancorp is regulated as a bank holding company by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Cathay Bank is regulated as a California commercial bank by the California Department of Business Oversight (“DBO”) and the Federal Deposit Insurance Corporation (“FDIC”).

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

Asia Realty Corp. Asia Realty Corp. was incorporated in January 2013 for the purpose of holding other real estate owned and became a subsidiary of the Bancorp as a result of the acquisition of Asia Bancshares. Asia Realty Corp. owned one foreclosed property with a carrying value of $3.0 million at December 31, 2017.

Competition

The Bancorp’s primary business is to act as the holding company for the Bank. Accordingly, the Bancorp faces the same competitive pressures as those expected by the Bank. For a discussion of those risks, see “Business of the Bank — Competition” below under this Item 1.

Employees

Due to the limited nature of the Bancorp’s activities as a bank holding company, the Bancorp currently does not employ any persons other than the Bancorp’s management, which includes the Chief Executive Officer and President, Executive Chairman, the Chief Financial Officer, Executive Vice Presidents, the Secretary and General Counsel, and the Assistant Secretary. See also “Business of the Bank — Employees” below under this Item 1. In the future, the Bancorp may become an operating company or may engage in such other activities or acquire such other businesses as may be permitted by applicable law.

Business of the Bank

General

Cathay Bank was incorporated under the laws of the State of California on August 22, 1961, is licensed by the DBO, and commenced operations as a California state-chartered bank on April 19, 1962. Cathay Bank is an insured bank under the Federal Deposit Insurance Act by the FDIC, but it is not a member of the Federal Reserve.

The Bank’s head office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. In addition, as of December 31, 2017, the Bank has branch offices in Southern California (28 branches), Northern California (15 branches), New York (12 branches), Illinois (three branches), Washington (three branches), Texas (two branches), Maryland (one branch), Massachusetts (one branch), Nevada (one branch), New Jersey (one branch), and Hong Kong (one branch) and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the FDIC. Each branch has loan approval rights subject to the branch manager’s authorized lending limits. Current activities of the Shanghai and Taipei representative offices are limited to coordinating the transportation of documents to the Bank’s head office and performing liaison services.

Our primary market area is defined by the Community Reinvestment Act (the “CRA”) delineation, which includes the contiguous areas surrounding each of the Bank’s branch offices. It is the Bank’s policy to reach out and actively offer services to low and moderate income groups in the delineated branch service areas. Many of the Bank’s employees speak both English and one or more Chinese dialects or Vietnamese, and are thus able to serve the Bank’s English, Chinese and Vietnamese speaking customers.

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

The Bank primarily services individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located and provides commercial mortgage loans, commercial loans, U.S. Small Business Administration (“SBA”) loans, residential mortgage loans, real estate construction loans, home equity lines of credit, and installment loans to individuals for automobile, household, and other consumer expenditures.

Through its Cathay Wealth Management business unit, the Bank provides its customers the ability to trade securities online and to purchase mutual funds, annuities, equities, bonds, and short-term money market instruments.  As of December 31, 2017, all securities and insurance products provided by Cathay Wealth Management are offered by, and all financial consultants are registered with, Cetera Financial Services, a registered securities broker/dealer and licensed insurance agency and member of the Financial Industry Regulatory Authority and Security Investor Protection Corporation. Cetera Financial Services and Cathay Bank are independent entities. The securities and insurance products offered by Cetera Financial Services are not insured by the FDIC.

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

Residential Mortgage Loans. The Bank originates single-family-residential mortgage loans. The single-family-residential mortgage loans are comprised of conforming, nonconforming, and jumbo residential mortgage loans, and are secured by first or subordinate liens on single (one-to-four) family residential properties. The Bank’s products include a fixed-rate residential mortgage loan and an adjustable-rate residential mortgage loan. Mortgage loans are underwritten in accordance with the Bank’s and regulatory guidelines, on the basis of the borrower’s financial capabilities, an independent appraisal of the value of the property, historical loan quality, and other factors deemed relevant by the Bank’s underwriting personnel. The Bank retains all mortgage loans it originates in its portfolio. As such, the Bank was not impacted by the rule pertaining to risk retention implementing the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), since the Bank does not securitize any of the loans it originates in its portfolio.

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

Deposits

The Bank offers a variety of deposit products in order to meet its customers’ needs. As of December 31, 2017, the Bank offered passbook accounts, checking accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, and public funds deposits. These products are priced in order to promote growth of deposits in a safe and sound manner.

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

In July 2017, we purchased from Bank SinoPac Co. Ltd. all of the issued and outstanding share capital of SinoPac Bancorp, the parent of Far East National Bank (“FENB”), for an aggregate purchase price of $351.6 million plus additional post closing payments based on the realization of certain assets of FENB. We issued 926,192 shares of common stock as consideration and the remainder of the consideration is payable in cash. SinoPac Bancorp was merged with and into Cathay General Bancorp on July 17, 2017 and subsequently, on October 27, 2017, FENB was merged into Cathay Bank. At the date of acquisition, the total value of assets purchased was $1.2 billion including total gross loans of $705.8 million, investments of $107.9 million, and core deposit intangibles of $6.1 million. The total value of deposits purchased was $813.9 million. The acquisition allowed us to expand the number of our branches in California and is expected to result in a gain of approximately $5.6 million. The purchase accounting adjustments are preliminary and subject to finalization during the one-year measurement period from the date of the acquisition.

Subsidiaries of Cathay Bank

Cathay New Asia Community Development Corporation (“CNACDC”) was formed in October 2006 for the purpose of assuming New Asia Bank’s pre-existing New Markets Tax Credit activities in the greater Chicago area by providing or facilitating the availability of capital to businesses and real estate developers working to renovate these neighborhoods.

Cathay Holdings LLC (“CHLLC”) was incorporated in December 2007, Cathay Holdings 2 LLC (“CHLLC2”) was incorporated in January 2008, and Cathay Holdings 3 LLC (“CHLLC3”) was incorporated in December 2008. The purpose of these subsidiaries is to hold other real estate owned in the state of Texas that was transferred from the Bank. As of December 31, 2017, CHLLC owned properties with a carrying value of $1.2 million. CHLLC2 and CHLLC3 did not own property at December 31, 2017.

Competition

We face substantial competition for deposits, loans and other banking services, as well as for acquisitions, opportunities, from the numerous banks and financial institutions that operate in our market areas. We also compete for loans and deposits, as well as other banking services, such as payment services, with savings and loan associations, savings banks, brokerage houses, insurance companies, mortgage companies, credit unions, credit card companies and other financial and non-financial institutions and entities.

In California, one larger Chinese-American bank competes for loans and deposits with the Bank and at least two super-regional banks compete with the Bank for deposits. In addition, there are many other banks that target the Chinese-American communities in both Southern and Northern California. Banks from the Pacific Rim countries, such as Taiwan, Hong Kong, and China also continue to open branches in the Los Angeles area, thus increasing competition in the Bank’s primary markets. See discussion below in Part I — Item 1A — “Risk Factors.”

To compete with other financial institutions in its primary service areas, the Bank relies principally upon personal contacts by its officers, directors, employees, and stockholders, our long established relationships with the Chinese-American communities, the Bank’s responsiveness to customer needs, local promotional activities, availability and pricing of loan and deposit products, extended hours on weekdays, Saturday banking in certain locations, Internet banking, an Internet website (www.cathaybank.com), and other specialized services. The content of our website is not incorporated into and is not part of this Annual Report on Form 10-K.

If a proposed loan exceeds the Bank’s internal lending limits, the Bank has, in the past, and may in the future, arrange the loan on a participation or syndication basis with correspondent banks. The Bank also assists customers requiring other services not offered by the Bank to obtain these services from its correspondent banks.

Employees

As of December 31, 2017, the Bank and its subsidiaries employed approximately 1,271 persons, including 625 banking officers. None of the employees are represented by a union. We believe that our employer-employee relations are good.

Executive Officers of the Registrant

The table below sets forth the names, ages, and positions at the Bancorp and the Bank of all executive officers of the Company as of February 15, 2018.

Name	Age	Present Position and Principal Occupation During the Past Five Years

Dunson K. Cheng	73

Executive Chairman of the Boards of Directors of the Bancorp and the Bank since October 2016; Director of the Bancorp since 1990; Director of the Bank since 1982; Chairman of the Boards of Directors of the Bancorp and the Bank from 1994 to September 2016; President of the Bank from 1985 to March 2015; President and Chief Executive Officer of the Bancorp from 1990 to September 2016.

Pin Tai	63

Director of the Bancorp since August 2017; Chief Executive Officer and President of the Bancorp since October 2016; Chief Executive Officer of the Bank since October 2016; Director and President of the Bank since April 2015; Chief Lending Officer of the Bank from 2013 to March 2015; Executive Vice President of the Bank from 2006 to 2015; Deputy Chief Lending Officer and General Manager of Eastern Regions of the Bank from 2010 to 2013; General Manager of Eastern Regions of the Bank from 2006 to 2009.

Irwin Wong	69

Chief Operating Officer of the Bank since April 2015; Senior Executive Vice President since 2014, Chief Retail Administration and Regulatory Affairs Officer of the Bank from January 2014 to March 2015; Executive Vice President and Chief Risk Officer of the Bank from 2011 to 2013; Executive Vice President-Branch Administration of the Bank from 1999 to 2011.

Heng W. Chen	65	Executive Vice President, Chief Financial Officer, and Treasurer of the Bancorp since 2003; Executive Vice President of the Bank since 2003; Chief Financial Officer of the Bank since 2004.

Mark H. Lee	55

Executive Vice President and Chief Credit Officer of the Bank since December 2017; Executive Vice President and Special Advisor to the Office of the President of the Bank from April 2017 to December 2017; Senior Executive Vice President and Head of Corporate Banking of Bank of Hope (formerly known as BBCN Bank) from 2016 to 2017; Senior Executive Vice President and Chief Credit Officer of BBCN Bank (formerly known as Nara Bank) from 2009 to 2016; and Senior Vice President and Deputy Chief Credit Officer of East West Bank from 2007 to 2009.

Kim R. Bingham	61	Chief Risk Officer of the Bank since 2014; Executive Vice President of the Bank since 2004; Chief Credit Officer of the Bank from 2004 to 2013.

Available Information

We invite you to visit our website at www.cathaygeneralbancorp.com, to access free of charge the Bancorp's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The content of our website is not incorporated into and is not part of this Annual Report on Form 10-K. In addition, you can write to us to obtain a free copy of any of those reports at Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attn: Investor Relations. These reports are also available through the SEC’s Public Reference Room, located at 100 F Street NE, Washington, DC 20549 and online at the SEC’s website, located at www.sec.gov. Investors can obtain information about the operation of the SEC’s Public Reference Room by calling 800-SEC-0330.

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

Additional initiatives may be proposed or introduced before Congress, the California Legislature, and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions and may subject us to increased supervision and disclosure and reporting requirements. In addition, the various bank regulatory agencies often adopt new rules and regulations and policies to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulatory changes in policy may be enacted or the extent to which the business of the Bank would be affected thereby. The outcome of examinations, any litigation, or any investigations initiated by state or federal authorities also may result in necessary changes in our operations and increased compliance costs.

Bank Holding Company and Bank Regulation

The Bancorp is a bank holding company within the meaning of the Bank Holding Company Act and is registered as such with the Federal Reserve. The Bancorp is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, the Bancorp and any of its subsidiaries are subject to examination by, and may be required to file reports with, the DBO. DBO approvals are also required for bank holding companies to acquire control of banks. As a California commercial bank, the deposits of which are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DBO and by the FDIC, as the Bank’s primary federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve.

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

●

Compliance with the Bank Secrecy Act, the USA Patriot Act, and other anti-money laundering laws (“AML”), and the regulations of the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). (See “Anti-Money Laundering and OFAC Regulations” below.)

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

  On February 3, 2017 the President of the United States issued an executive order titled “Core Principles for Regulating the United States Financial Systems” that establishes “core principles” that will guide the administration’s financial services regulatory policy and directs the Secretary of the Treasury to evaluate the current regulatory framework and how it promotes or inhibits the principles, On June 12, 2017, October 6, 2017 and October 26, 2017, in response to the executive order, the United States Department of the Treasury issued the first three of four reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets and the U.S. asset management and insurance industries, around the following principles:

●         Improving regulatory efficiency and effectiveness by critically evaluating mandates and regulatory fragmentation, overlap, and duplication across regulatory agencies;

●         Aligning the financial system to help support the U.S. economy;

●         Reducing regulatory burden by decreasing unnecessary complexity;

●         Tailoring the regulatory approach based on size and complexity of regulated firms and requiring greater regulatory cooperation and coordination among financial regulators; and

●         Aligning regulations to support market liquidity, investment, and lending in the U.S. economy.

The scope and impact of any regulatory changes that may be implemented in response to the President’s executive order have not yet been determined.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act financial reform legislation, adopted in July 2010, significantly revised and expanded the rulemaking, supervisory and enforcement authority of the federal bank regulatory agencies. Various provisions of the Dodd-Frank Act are now effective and have been fully implemented, including, among others:

●

new capital standards that, among other things, increase capital requirements and eliminate the treatment of trust preferred securities as Tier 1 regulatory capital for bank holding companies with assets of $15 billion or more (as of December 31, 2017, our assets grew past the $15 billion threshold and, as a result, our outstanding junior subordinated notes no longer qualify as Tier 1 capital for regulatory reporting purposes);

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

At December 31, 2017, (i) the Bancorp’s and the Bank’s common equity Tier 1 capital ratios were 12.19% and 13.46%, respectively; (ii) their total risk-based capital ratios were, respectively, 14.11% and 14.46%; (iii) their Tier 1 risk-based capital ratios were, respectively, 12.19% and 13.46%; and (iv) their leverage capital ratios were, respectively, 10.35% and 11.82%, all of which ratios exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes.

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

As of December 31, 2017, the Bancorp and the Bank met all applicable capital requirements under the new capital rules on a fully phased-in basis if such requirements were currently in effect.

 In September 2017, the federal bank regulators proposed revisions to the regulatory capital treatment for mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interests. These changes would both simplify the calculations and have the impact of increasing regulatory capital ratios for some non-advanced approaches banking organizations. In November 2017, the federal banking regulators revised the Basel III Capital Rules to extend the current transitional treatment of these items for non-advanced approaches banking organizations until the September 2017 proposal is finalized. The September 2017 proposal would also change the capital treatment of certain commercial real estate loans under the standardized approach used to calculate capital ratios.

 In December 2017, the Basel Committee published “Basel IV” standards to finalize the Basel III regulatory reforms.  According to the Basel Committee, Basel IV is intended to, among other things, reduce variability in risk weighted assets by implementing a standardized approach for operation risk and credit risk to replace model-based approaches for certain categories of risk weighted assets, and by reducing the scope of model-based parameters and implementing exposure-level parameter floors where model-based approaches remain available.  Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities, including the Bancorp and the Bank and its subsidiaries, are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” The Federal Reserve granted an extension until July 21, 2022 of the conformance period for the Bancorp to divest ownership in certain legacy investment funds that are prohibited under the rule.

Except for divesting some investments aggregating less than $2.6 million as of December 31, 2017, we believe that the Volcker Rule will not require any material changes in our operations or business or security holdings.

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

Stress Testing

As a bank holding company with more than $10 billion in assets, we are also required under the Dodd-Frank Act to conduct annual stress tests using various scenarios established by the Federal Reserve, including a baseline, adverse and severely adverse economic conditions (known as “Dodd Frank Act Stress Tests” or “DFAST”). The stress tests are designed to determine whether our capital planning, assessment of capital adequacy and risk management practices adequately protect the Bancorp and its affiliates in the event of an economic downturn. The Bancorp must establish adequate internal controls, documentation, policies and procedures to ensure the annual stress adequately meets these objectives. The Board of Directors must review our policies and procedures at least annually. We are required to report the results of our annual stress tests to the Federal Reserve by July 31 of each year, using data as of December 31 of the preceding year, publish a summary of the results between October 15 and October 31, and consider the results of our stress tests as part of our capital planning and risk management practices. We reported the results of our 2017 annual stress test to the Federal Reserve on July 28, 2017, and published a summary of the results in a Form 8-K furnished with the SEC on October 25, 2017.

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

Anti-Money Laundering and OFAC Regulation

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

Operations, Consumer and Privacy Compliance Laws

The Bank must comply with numerous federal and state anti-money laundering and consumer protection statutes and implementing regulations, including the USA Patriot Act, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the California Homeowner Bill of Rights and various federal and state privacy protection laws. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising, and unfair competition. Some of these laws are further discussed below:

The Equal Credit Opportunity Act (ECOA) generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age, receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act (TILA) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act (FH Act) regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Home Mortgage Disclosure Act (HMDA) grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

Finally, the Real Estate Settlement Procedures Act (RESPA) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other civil money penalties.

Due to heightened regulatory concern related to compliance with the CRA, TILA, FH Act, ECOA, HMDA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

The Federal Reserve and other bank regulatory agencies also have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require financial institutions to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Financial institutions are also required to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, financial institutions must provide explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required by law, prohibits disclosing such information. The Bank has adopted a customer information security and privacy program to comply with such requirements.

Operations, consumer and privacy compliance laws and regulations also mandate certain disclosure and reporting requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to lawsuits and penalties, including enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

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

Impact of Monetary Policies

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or spread between the yield on its interest-earning assets and the rates paid on its deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies. The Federal Reserve implements national monetary policies (with objectives such as seeking to curb inflation and combat recession) by its open-market operations in U.S. government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rate applicable to borrowings by banks from the Federal Reserve Banks. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Securities and Corporate Governance

The Bancorp is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Global Select Market, the Company is subject to NASDAQ listing standards for listed companies. The Bancorp is also subject to the Sarbanes-Oxley Act of 2002, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, required executive certification of financial presentations, corporate governance requirements for board audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow stockholders and investors to more easily and efficiently monitor the performance of companies and their directors. Under the Sarbanes-Oxley Act, management and the Bancorp’s independent registered public accounting firm are required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2017. These assessments are included in Part II — Item 9A — “Controls and Procedures.”

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

In addition, the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting certain incentive-based payment arrangements. These regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. In April 2016, the agencies published a notice of proposed rulemaking further revising the incentive-based compensation standards originally proposed in 2011. Similar to the 2011 proposed rule, the 2016 proposed rule would prohibit financial institutions with at least $1 billion in consolidated assets from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk by providing any executive officer, employee, director or principal shareholder who is a covered person with excessive compensation, fees or benefits or that could lead to material financial loss to the covered institution. It cannot be predicted whether, or in what form, any such proposed compensation rules may be enacted, particularly in light of the stated intention of the administration of U.S. President Donald J. Trump to curtail the Dodd-Frank Act.

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

Item 1A. Risk Factors.

We describe below the material risks that management believes affect or could affect us. Understanding these risks is important to understanding any statement in this Annual Report and to evaluating an investment in our common stock. You should carefully read and consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Annual Report before you make any decision regarding an investment in our common stock. You should also consider the information set forth above under “Forward Looking Statements.” The risks described below are not the only ones facing our business. Additional risks that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This Annual Report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.

Unfavorable or uncertain economic and market conditions can adversely affect our industry and business.

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

Economic conditions in California and the other markets in which we operate may adversely affect our business.

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

At December 31, 2017, our allowance for loan losses totaled $123.3 million and we had net recoveries of $6.8 million for 2017. Although economic conditions in the real estate market in portions of Los Angeles, San Diego, Riverside, and San Bernardino counties and the Central Valley of California where many of our commercial real estate and construction loan customers are based, have improved, the economic recovery in these areas of California is uneven and in some areas rather slow, with relatively high and persistent unemployment. Moreover, rising interest rates may adversely affect real estate sales. As of December 31, 2017, we had approximately $7.2 billion in commercial real estate and construction loans. Any deterioration in the real estate market generally and in the commercial real estate and residential building segments in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income, and capital.

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

Governmental monetary policies and intervention to stabilize the U.S. financial system may affect our business and are beyond our control.

The business of banking is affected significantly by the fiscal and monetary policies of the Federal government and its agencies. Such policies are beyond our control. We are particularly affected by the policies established by the Federal Reserve in relation to the supply of money and credit in the United States. The instruments of monetary policy available to the Federal Reserve can be used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits, and this can and does have a material effect on our business.

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

Our loan portfolio is largely secured by real estate, and a downturn in the real estate market may adversely affect our results of operations.

The real estate collateral securing our borrowers’ obligations is principally located in California, and to a lesser extent, in New York, Texas, Massachusetts, Washington, Illinois, New Jersey, Maryland, and Nevada. The value of such collateral depends upon conditions in the relevant real estate markets. These include general or local economic conditions and neighborhood characteristics, unemployment rates, real estate tax rates, the cost of operating the properties, governmental regulations and fiscal policies, acts of nature including earthquakes, floods, and hurricanes (which may result in uninsured losses), and other factors beyond our control. The direction of real estate sales and prices in many markets across the United States is not currently predictable and reductions in the value of our real estate collateral could cause us to have to foreclose on the real estate. If we are not able to realize a satisfactory amount upon foreclosure sales, we may have to own the properties, subjecting us to exposure to the risks and expenses associated with ownership. Any continued declines in real estate sales and prices coupled with any weakness in the economy and continued high unemployment will result in higher than expected loan delinquencies or problem assets, additional loan charge-offs and provisions for loan losses, a decline in demand for our products and services, or a lack of growth or a decrease in deposits, which may cause us to incur losses, adversely affect our capital, and hurt our business.

Our commercial loan, commercial real estate loan and construction loan portfolios expose us to risks that may be greater than the risks related to our other loans.

Our loan portfolio includes commercial loans and commercial real estate loans, which are secured by hotels and motels, shopping/retail centers, service station and car wash, industrial and warehouse properties, and other types of commercial properties. Commercial and commercial real estate loans may carry more risk as compared to other types of lending, because they typically involve larger loan balances often concentrated with a single borrower or groups of related borrowers. This may result in larger charge-offs on commercial and commercial real estate loans on a per loan basis than those incurred with our residential or consumer loan portfolios. These loans also may expose a lender to greater credit risk than loans secured by residential real estate. The payment experience on commercial real estate loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate project and thus, may subject us to adverse conditions in the real estate market or to the general economy. The collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than residential properties because there are fewer potential purchasers of the collateral.

Additionally, many of the Bank’s commercial real estate and commercial business loans are made to small to medium sized businesses that may have a heightened vulnerability to economic conditions. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations. Any unexpected deterioration in the credit quality of our commercial or commercial real estate loan portfolios would require us to increase our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations and prospects.

Moreover, federal and state banking regulators are examining commercial real estate lending activity with heightened scrutiny and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures. Because a significant portion of our loan portfolio is comprised of commercial real estate loans, the banking regulators may require us to maintain higher levels of capital than we would otherwise be expected to maintain, which could limit our ability to leverage our capital and have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, the risks inherent in construction lending may continue to affect adversely our results of operations. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing; market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risk because they have no operating history. In these loans, loan funds are advanced upon the security of the project under construction (which is of uncertain value prior to completion of construction) and the estimated operating cash flow to be generated by the completed project. There is no assurance that such properties will be sold or leased so as to generate the cash flow anticipated by the borrower. A general decline in real estate sales and prices across the United States or locally in the relevant real estate market, a decline in demand for residential real estate, economic weakness, high rates of unemployment, and reduced availability of mortgage credit, are some of the factors that can adversely affect the borrowers’ ability to repay their obligations to us and the value of our security interest in collateral, and thereby adversely affect our results of operations and financial results.

Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral.

In considering whether to make a loan secured by real property, we typically require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property.

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

We face substantial competition for deposits, loans, and for other banking services, as well as acquisitions, throughout our market area from the major banks and financial institutions that dominate the commercial banking industry. This may cause our cost of funds to exceed that of our competitors. These banks and financial institutions, including those with foreign ownership, have greater resources than we do, including the ability to finance advertising campaigns and allocate their investment assets to regions of higher yield and demand and make acquisitions and invest in new banking technology. By virtue of their larger capital bases, they have substantially greater lending limits than we do and perform certain functions, including trust services, which are not presently offered by us. We also compete for loans and deposits, as well as other banking services, such as payment services, with savings and loan associations, savings banks, brokerage houses, insurance companies, mortgage companies, credit unions, credit card companies and other financial and non-financial institutions and entities. These factors and ongoing consolidation among insured institutions in the financial services industry may materially and adversely affect our ability to market our products and services. Significant increases in the costs of monitoring and ensuring compliance with new banking regulations and the necessary costs of upgrading information technology and data processing capabilities can have a disproportionate impact on our ability to compete with larger institutions.

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

Changes to tax law could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. The Tax Cuts and Jobs Act, the full impact of which is subject to further evaluation and analysis, is likely to have both positive and negative effects on our financial performance. For example, the new legislation will result in a reduction in our federal corporate tax rate from 35% to 21% beginning in 2018, which will have a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which will partially offset the anticipated increase in net earnings from the lower tax rate. In addition, fourth quarter and full-year 2017 results included $23.4 million of additional tax expense related to the revaluation of the Company's deferred tax assets and a $2.6 million pretax write-down of low income housing tax credit investments, both as a result of the lower corporate tax rate enacted by the Tax Cuts and Jobs Act. The impact of the Tax Cuts and Jobs Act may differ from the foregoing, possibly materially, due to changes in interpretations or in assumptions that we have made, guidance or regulations that may be promulgated, and other actions that we may take as a result of the Tax Cuts and Jobs Act. Similarly, the Bank’s customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Cuts and Jobs Act and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole.

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

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

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

Item 1B.  Unresolved Staff Comments.

The Company has not received written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued not less than 180 days before the end of its 2017 fiscal year and that remain unresolved.

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

The other branch and representative offices and other properties are leased by the Bank under leases with expiration dates ranging from January 2018 to August 2027, exclusive of renewal options. As of December 31, 2017, the Bank’s investment in premises and equipment totaled $103.1 million, net of accumulated depreciation. See Note 7 and Note 13 to the Consolidated Financial Statements.

Item 3.     Legal Proceedings.

We are subject to various claims and legal proceedings that have arisen in the course of conducting our business. Management, after consultation with legal counsel, does not believe that the resolution of such claims and proceedings will have a material effect upon our consolidated financial condition, results of operations, or liquidity taken as a whole.

Item 4.     Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the symbol “CATY.” The closing price of our common stock on February 15, 2018, was $42.88 per share, as reported by the NASDAQ Global elect Market.

The following table sets forth the high and low closing prices as reported on the NASDAQ Global Select Market for the periods presented:

	2017		2016
	High	Low	High	Low
First quarter	$40.77	$36.00	$30.12	$25.65
Second quarter	39.61	35.44	31.25	26.27
Third quarter	40.22	34.31	31.53	26.79
Fourth quarter	44.75	39.31	38.56	28.89

Holders

As of February 15, 2018, there were approximately 1,413 holders of record of our common stock.

Dividends

The cash dividends per share declared by quarter were as follows:

	Year Ended December 31,
	2017	2016
First quarter	$0.21	$0.18
Second quarter	0.21	0.18
Third quarter	0.21	0.18
Fourth quarter	0.24	0.21
Total	$0.87	$0.75

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

Performance Graph

The graph and accompanying information furnished below shows the cumulative total stockholder return over the past five years assuming the investment of $100 on December 31, 2012 (and the reinvestment of dividends thereafter) in each of our common stock, the SNL Western Bank Index and the S&P 500 Index. The SNL Western Bank Index is a market-weighted index comprised of publicly traded banks and bank holding companies (including the Company) most of which are based in California and the remainder of which are based in eight other western states, including Oregon, Washington, and Nevada. We will furnish, without charge, on the written request of any person who is a stockholder of record as of the record date for the 2018 annual meeting of stockholders, a list of the companies included in the SNL Western Bank Index. Requests for this information should be addressed to Lisa L. Kim, Secretary, Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012.

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

Total Return Performance
250
200
150
100
50
Index Value
Cathay General Bancorp
S&P 500 Index
SNL Western Bank Index
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Cathay General Bancorp	100.00	137.31	132.98	165.84	206.20	232.59
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
SNL Western Bank Index	100.00	140.70	168.86	174.96	193.96	216.26

Source: SNL Financial LC, Charlottesville, VA © 2017

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

On February 1, 2016, the Board of Directors approved a new stock repurchase program to buy back up to $45.0 million of our common stock. In 2016, the Company repurchased 1,380,578 shares for $37.5 million, or $27.13 per share under the February 2016 repurchase program. As of December 31, 2017, the Company may repurchase up to $7.5 million of its common stock under the February 2016 repurchase program.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(October 1, 2017 - October 31, 2017)	-	-	-	$7,543,008
(November 1, 2017 - November 30, 2017)	-	-	-	$7,543,008
(December 1, 2017 - December 31, 2017)	-	-	-	$7,543,008
Total	-	-	-	$7,543,008

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

Selected Consolidated Financial Data

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except share and per share data)
Income Statement
Interest income	$576,151	$499,070	$453,706	$418,647	$406,996
Interest expense	80,442	81,200	73,964	75,866	82,300
Net interest income before reversal for credit losses	495,709	417,870	379,742	342,781	324,696
Reversal for credit losses	(2,500)	(15,650)	(11,400)	(10,800)	(3,000)
Net interest income after reversal for credit losses	498,209	433,520	391,142	353,581	327,696

Securities gains/(losses)	1,006	4,898	(3,349)	6,748	27,362
Other non-interest income	35,291	28,472	36,023	33,779	32,945
Non-interest expense	236,199	224,690	202,720	174,313	193,833

Income before income tax expense	298,307	242,200	221,096	219,795	194,170
Income tax expense	122,265	67,101	59,987	81,965	70,435
Net income	176,042	175,099	161,109	137,830	123,735
Less: net income attributable to noncontrolling interest	-	-	-	-	592
Net income attributable to Cathay General Bancorp	176,042	175,099	161,109	137,830	123,143
Dividends on preferred stock	-	-	-	-	(9,685)
Net income attributable to common stockholders	$176,042	$175,099	$161,109	$137,830	$113,458
Net income attributable to common stockholders per common share
Basic	$2.19	$2.21	$2.00	$1.73	$1.44
Diluted	$2.17	$2.19	$1.98	$1.72	$1.43
Cash dividends paid per common share	$0.87	$0.75	$0.56	$0.29	$0.08
Weighted-average common shares
Basic	80,262,782	79,153,762	80,563,577	79,661,571	78,954,898
Diluted	81,004,550	79,929,262	81,294,796	80,106,895	79,137,983

Statement of Condition
Investment securities	$1,333,626	$1,314,345	$1,586,352	$1,318,935	$1,586,668
Net loans (1)	12,743,766	11,077,315	10,016,227	8,740,268	7,897,187
Total assets	15,640,186	14,520,769	13,254,126	11,516,846	10,989,286
Deposits	12,689,893	11,674,726	10,509,087	8,783,460	7,981,305
Federal funds purchased and securities sold under agreements to repurchase	100,000	350,000	400,000	450,000	800,000
Advances from the Federal Home Loan Bank	430,000	350,000	275,000	425,000	521,200
Long-term debt	194,136	119,136	119,136	119,136	121,136
Total equity	1,973,304	1,828,539	1,747,778	1,602,888	1,458,971

Common Stock Data
Shares of common stock outstanding	80,893,379	79,610,277	80,806,116	79,814,553	79,589,869
Book value per common share	$24.26	$22.80	$21.46	$20.00	$18.24

Profitability Ratios
Return on average assets	1.19%	1.31%	1.34%	1.26%	1.17%
Return on average stockholders' equity	9.10	9.88	9.52	8.95	8.00
Dividend payout ratio	39.70	33.85	28.11	16.76	5.15
Average equity to average assets ratio	13.14	13.29	14.04	14.04	14.73
Efficiency ratio	44.40	49.79	49.15	45.48	50.35

(1)	Net loans represent gross loans net of loans held for sale, loan participations sold, allowance for loan losses, and unamortized deferred loan fees.

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

The Bank offers a wide range of financial services. It currently operates 28 branches in Southern California, 15 branches in Northern California, 12 branches in New York State, one branch in Massachusetts, two branches in Texas, three branches in Washington State, three branches in Illinois, one branch in New Jersey, one branch in Maryland, one branch in Nevada, one branch in Hong Kong and two representative offices (one in Shanghai, China, and one in Taipei, Taiwan). The Bank is a commercial bank, servicing primarily individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.

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

Results of Operations

Overview

For the year ended December 31, 2017, we reported net income of $176.0 million, or $2.17 per diluted share, compared to net income of $175.1 million, or $2.19 per share, in 2016, and net income of $161.1 million, or $1.98 per share, in 2015. The $943,000 increase in net income from 2016 to 2017 was primarily the result of increases in net interest income, increases in other operating income, decreases in operating expenses from amortization of investments in alternative energy partnerships, partially offset by decreases in reversal for credit losses, decreases in securities gains, increases in salaries and employee benefits, and increases in professional services expenses. The return on average assets in 2017 was 1.19%, compared to 1.31% in 2016, and to 1.34% in 2015. The return on average stockholders’ equity was 9.10% in 2017, compared to 9.88% in 2016, and to 9.52% in 2015.

Highlights

●	Including the acquisition of Far East National Bank, total loans and deposits increased for the year by $1.7 billion to $12.9 billion and $1.0 billion to $12.7 billion, respectively.

●	Net interest margin for 2017 increased to 3.63% compared to 3.38% in 2016.

Net income available to common stockholders and key financial performance ratios are presented below for the three years indicated:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share data)
Net income	$176,042	$175,099	$161,109
Basic earnings per common share	$2.19	$2.21	$2.00
Diluted earnings per common share	$2.17	$2.19	$1.98
Return on average assets	1.19%	1.31%	1.34%
Return on average stockholders' equity	9.10%	9.88%	9.52%
Total average assets	$14,733,018	$13,331,148	$12,056,531
Total average equity	$1,935,298	$1,772,017	$1,692,826
Efficiency ratio	44.40%	49.79%	49.15%
Effective income tax rate	40.99%	27.70%	27.13%

Net Interest Income

Comparison of 2017 with 2016

Net interest income increased $77.8 million, or 18.6%, from $417.9 million in 2016 to $495.7 million in 2017. The increase in net interest income was due primarily to the increase in loan interest income, decrease in interest expense on securities sold under agreements to repurchase, and increase in interest income from interest bearing deposits, partially offset by increases in interest expense from money market accounts and time deposits.

Average loans for 2017 were $11.9 billion, a $1.3 billion, or a 12.4%, increase from $10.6 billion in 2016. Compared with 2016, average residential mortgage loans increased $584.3 million, or 25.1%, average commercial mortgage loans increased $564.6 million, or 10.2%, average real estate construction loans increased $121.8 million, or 24.6%, and average commercial loans increased $43.2 million, or 1.9%. Average investment securities were $1.3 billion in 2017, a decrease of $64.8 million, or 4.7%, from 2016. Average interest bearing cash on deposits with financial institutions increased $21.5 million, or 6.2%, to $366.7 million in 2017 from $345.1 million in 2016.

Average interest bearing deposits were $9.4 billion in 2017, an increase of $893.2 million, or 10.4%, from $8.6 billion in 2016, primarily due to increases of $300.4 million, or 14.6%, in money market deposits, $258.0 million, or 24.7%, in interest bearing demand deposits, $198.6 million, or 31.2%, in saving deposits, and $136.3 million, or 2.8%, in time deposits. Average securities sold under agreements to repurchase decreased $245.1 million, or 64.2%, to $136.8 million in 2017 from $381.9 million in 2016, primarily due to maturities of securities sold under agreements to repurchase. Average FHLB advances and other borrowings increased $129.7 million, or 102%, to $256.4 million in 2017 from $126.7 million in 2016, primarily due to increases in FHLB advances.

Interest income increased $77.1 million, or 15.4%, from $499.1 million in 2016 to $576.2 million in 2017 primarily due to increases in the volume of loans:

●

Changes in volume: Average interest-earning assets increased $1.3 billion, or 10.4%, to $13.6 billion in 2017, compared with the average interest-earning assets of $12.4 billion in 2016. Average loans increased $1.3 billion and average interest bearing cash on deposits with financial institutions increased $21.5 million in 2017 which contributed to the increase in interest income. Offsetting the above increases was a decrease of $64.8 million in investment securities. The increase of $59.9 million in interest income resulted primarily from a $60.2 million increase in interest income from the loan volume increase, offset by a $1.0 million decrease in interest income from the investment securities.

●

Changes in rate: The average yield of interest bearing assets increased to 4.22% in 2017 from 4.04% in 2016. Increase in rate on loans contributed $15.4 million to interest income, increase in rate on deposit with other financial institutions contributed $2.5 million to interest income, and increase rate on investment securities contributed $122,000 to interest income, partially offset by decrease in rate on FHLB stock which caused a $868,000 decrease to interest income. The changes in rate contributed to the interest income increase of $17.2 million.

●

Change in the mix of interest-earning assets: Average gross loans, which generally have a higher yield than other types of investments, comprised 87.5% of total average interest-earning assets in 2017, an increase from 86.0% in 2016. Average investment securities comprised 9.6% of total average interest-bearing assets in 2017, a decrease from 11.1% in 2016.

Interest expense decreased by $758,000, or 0.9%, to $80.4 million in 2017, compared with $81.2 million in 2016, primarily due to decreased cost from securities sold under agreements to repurchase offset by increased interest cost from money market accounts, time deposits, and FHLB advances and other borrowings. The overall decrease in interest expense was primarily due to decreases in both volume and rates in securities sold under agreements to repurchase offset by increases in volume from all other interest bearing liabilities and increase in rate on time deposits and other borrowings from financial institutions as discussed below:

●

Changes in volume: Average interest bearing deposits increased $893.2 million, or 10.4%, and average FHLB advances and other borrowings increased $129.7 million, or 102%, partially offset by a $245.1 million, or 64.2%, decrease in average securities sold under agreements to repurchase. The changes in volume caused a decrease in interest expense of $2.6 million.

●

Changes in rate: The average cost of securities sold under agreements to repurchase decreased to 3.11% in 2017 from 4.01% in 2016. The average cost of interest bearing deposits increased to 0.70% in 2017 from 0.69% in 2016. The changes in rate caused interest expense to increase by $1.8 million.

●

Change in the mix of interest-bearing liabilities: Average interest bearing deposits of $9.4 billion increased to 94.8% of total interest-bearing liabilities in 2017 compared to 93.2% in 2016. Average FHLB advances and other borrowings of $256.4 million increased to 2.6% of total interest-bearing liabilities in 2017 compared to 0.5% in 2016. Offsetting the increase, average securities sold under agreements to repurchase decreased to 1.4% of total interest-bearing liabilities in 2017 compared to 4.2% in 2016.

Net interest margin, defined as net interest income to average interest-earning assets, was 3.63% in 2017 compared to 3.38% in 2016.

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

Interest expense increased by $7.2 million, or 9.8%, to $81.2 million in 2016, compared with $74.0 million in 2015, primarily due to increased cost from money market accounts and time deposits. The overall increase in interest expense was primarily due to increases in both volume and rates in all deposit categories offset by decreases in volume on securities sold under agreements to repurchase as discussed below:

●

Changes in volume: Average interest bearing deposits increased $750.6 million, or 9.6%, and average other borrowings increased $21.4 million, or 20.3%, partially offset by an $18.9 million, or 4.7%, decrease in average securities sold under agreements to repurchase. The changes in volume caused an increase in interest expense of $3.3 million.

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

		Interest-Earning Assets and Interest-Bearing Liabilities
			Average			Average			Average
	2017	Interest	Yield/	2016	Interest	Yield/	2015	Interest	Yield/
	Average	Income/	Rate	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	(1)(2)	Balance	Expense	(1)(2)	Balance	Expense	(1)(2)
	(Dollars in thousands)
Interest-Earning Assets:
Loans (1)	$11,937,683	$549,291	4.60	$10,622,160	$473,782	4.46	$9,593,448	$427,621	4.46
Investment securities	1,308,089	20,531	1.57	1,372,916	21,426	1.56	1,378,641	21,523	1.56
FHLB stock	23,209	1,798	7.75	17,516	2,099	11.98	21,480	3,164	14.73
Federal funds sold & securities
Federal funds sold	9,499	110	1.16	-	-	-	-	-	-
Interest-bearing deposits	366,674	4,421	1.21	345,136	1,763	0.51	192,763	1,398	0.73
Total interest-earning assets	$13,645,154	$576,151	4.22	$12,357,728	$499,070	4.04	$11,186,332	$453,706	4.06
Non-interest earning assets:
Cash and due from banks	229,796			216,443			213,882
Other non-earning assets	977,939			893,478			822,326
Total non-interest earning assets	1,207,735			1,109,921			1,036,208
Less: Allowance for loan losses	(115,635)			(129,701)			(155,683)
Deferred loan fees	(4,236)			(6,800)			(10,326)
Total Assets	$14,733,018			$13,331,148			$12,056,531

Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,304,052	$2,242	0.17	$1,046,046	$1,740	0.17	$860,513	$1,406	0.16
Money market deposits	2,360,188	15,062	0.64	2,059,823	13,308	0.65	1,677,065	10,138	0.60
Savings deposits	834,973	1,772	0.21	636,422	1,046	0.16	590,987	901	0.15
Time deposits	4,947,052	46,768	0.95	4,810,746	43,327	0.90	4,673,862	39,443	0.84
Total interest-bearing deposits	9,446,265	65,844	0.70	8,553,037	59,421	0.69	7,802,427	51,888	0.67
Securities sold under agreements to repurchase	136,849	4,250	3.11	381,967	15,329	4.01	400,822	15,813	3.95
FHLB advances and other borrowings	256,423	4,252	1.66	126,720	659	0.52	105,367	487	0.46
Long-term debt	128,999	6,096	4.73	119,136	5,791	4.86	119,136	5,776	4.85
Total interest-bearing liabilities	9,968,536	80,442	0.81	9,180,860	81,200	0.88	8,427,752	73,964	0.88
Non-interest Bearing Liabilities:
Demand deposits	2,599,109			2,199,274			1,781,981
Other liabilities	230,075			178,997			153,972
Stockholders' equity	1,935,298			1,772,017			1,692,826
Total liabilities and stockholders' equity	$14,733,018			$13,331,148			$12,056,531

Net interest spread			3.41%			3.16%			3.18%
Net interest income		$495,709			$417,870			$379,742
Net interest margin			3.63%			3.38%			3.39%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.

Net Interest Income — Changes Due to Rate and Volume (1)

	2017 - 2016			2016 - 2015
	Increase/(Decrease) in			Increase/(Decrease) in
	Net Interest Income Due to:			Net Interest Income Due to:
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
	(In thousands)
Interest-Earning Assets
Deposits with other banks	$117	$2,541	$2,658	$867	$(502)	$365
Federal funds sold and securities purchased under agreements to resell	110	-	110	-	-	-
Investment securities	(1,017)	122	(895)	(89)	(8)	(97)
FHLB stock	567	(868)	(301)	(530)	(535)	(1,065)
Loans	60,154	15,355	75,509	45,884	277	46,161
Total increase/(decrease) in interest income	59,931	17,150	77,081	46,132	(768)	45,364

Interest-Bearing Liabilities
Interest-bearing demand deposits	442	60	502	308	26	334
Money market deposits	1,919	(165)	1,754	2,436	734	3,170
Savings deposits	375	351	726	72	73	145
Time deposits	1,250	2,191	3,441	1,179	2,705	3,884
Securities sold under agreements to repurchase	(8,192)	(2,887)	(11,079)	(753)	269	(484)
FHLB advances and other borrowings	1,145	2,448	3,593	106	66	172
Long-term debt	469	(164)	305	-	15	15
Total (decrease)/increase in interest expense	(2,592)	1,834	(758)	3,348	3,888	7,236
Change in net interest income	$62,523	$15,316	$77,839	$42,784	$(4,656)	$38,128

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for Credit Losses

The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance for loan losses and an allowance for off-balance sheet unfunded credit commitments that management believes to be sufficient to absorb credit losses inherent in the Bank’s loan portfolio and credit commitments. The Bank recorded a negative $2.5 million provision for credit losses in 2017 compared with a negative $15.7 million in 2016, and a negative $11.4 million in 2015. Net recoveries for 2017 were $6.8 million, or 0.06% of average loans, compared to net charge-offs for 2016 of $4.3 million, or 0.04% of average loans, and net charge-offs for 2015 of $11.1 million, or 0.12% of average loans.

Non-interest Income

Non-interest income increased $2.9 million, or 8.8%, to $36.3 million for 2017, from $33.4 million for 2016, compared to $32.7 million for 2015.  Non-interest income includes depository service fees, letters of credit commissions, securities gains (losses), gains (losses) from loan sales, gains from sale of premises and equipment, gains on acquisition, and other sources of fee income. These other fee-based services include wire transfer fees, safe deposit fees, fees on loan-related activities, fee income from our Wealth Management division, and foreign exchange fees.

Comparison of 2017 with 2016

The increase in non-interest income from 2016 to 2017 was primarily due to a $5.6 million gain from our acquisition of SinoPac Bancorp and its subsidiary Far East National Bank and a $810,000 increase in income from venture capital investment, offset by a $3.9 million decrease in gains on sale of securities. We sold securities of $111.7 million in 2017 compared to $605.5 million in 2016. In 2017, gains of $1.7 million and losses of $710,000 were realized on sales of investment securities compared with gains of $5.1 million and no losses realized in 2016. No other-than-temporary write-down was recorded in 2017 compared to a $206,000 write-down on one equity security in 2016.

Comparison of 2016 with 2015

The increase in non-interest income from 2015 to 2016 was primarily due to an $8.2 million increase in securities gains offset by a $4.1 million decrease in wealth management commissions, by a $2.4 million decrease in venture capital gains, and by a $1.0 million decrease in commissions from foreign exchange transactions. We sold securities of $605.5 million in 2016 compared to $1.0 billion in 2015. In 2016, gains of $5.1 million and no losses were realized on sales of investment securities compared with gains of $2.4 million and losses of $1.9 million realized in 2015. An other-than-temporary write-down of $206,000 on one equity security was recorded in 2016 compared to a $3.9 million write-down on agency preferred stock in 2015.

Non-interest Expense

Comparison of 2017 with 2016

Non-interest expense includes expenses related to salaries and benefits of employees, occupancy expenses, marketing expenses, computer and equipment expenses, amortization of core deposit intangibles, amortization of investment is affordable housing and alternative energy partnerships, and other operating expenses. Non-interest expense totaled $236.2 million in 2017 compared to $224.7 million in 2016. The increase of $11.5 million, or 5.1%, in non-interest expense in 2017 compared to 2016 was primarily due to a combination of the following:

●	Salaries and employee benefits increased $12.1 million, or 12.4%, due primarily to higher salaries and benefits and additional employee costs from our acquisition of Far East National Bank.
●

Amortization of investments in affordable housing and alternative energy partnerships decreased $13.0 million, or 32.4%, primarily due to the higher amortization on alternative energy partnerships in 2016.

●	OREO expenses decreased $2.5 million primarily due to gains on sale of OREO.
●	Professional service expenses increased $1.8 million, or 9.4%, and data processing expenses increased $2.2 million, or 24.9%, primarily due to our acquisition of SinoPac Bancorp.
●

Occupancy expenses increased $2.1 million, or 11.5% and computer and equipment expenses increased $1.1 million, or 10.9%, primarily due to added costs associated with the addition of Far East National Bank branches.

●	Marketing expenses increased $1.1 million, or 21.8%, primarily due to increases in media, promotion and donation.
●	One time acquisition and integration expenses of $4.1 million related to our acquisition of SinoPac Bancorp.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, decreased to 44.40% in 2017 compared to 49.79% in 2016 due primarily to higher net interest income as explained above.

Comparison of 2016 with 2015

Non-interest expense includes expenses related to salaries and benefits of employees, occupancy expenses, marketing expenses, computer and equipment expenses, amortization of core deposit intangibles, and other operating expenses. Non-interest expense totaled $224.7 million in 2016 compared to $202.7 million in 2015. The increase of $22.0 million, or 10.8%, in non-interest expense in 2016 compared to 2015 was primarily due to a combination of the following:

●	Salaries and employee benefits increased $7.4 million, or 8.2%, due primarily to higher salaries and benefits, our acquisition of Asia Bank and the hiring of new employees.
●

Amortization of investments in affordable housing and alternative energy partnerships increased $6.9 million, or 20.8%, primarily due to the investment in one additional alternative energy partnership in 2016.

●	OREO expenses increased $1.7 million primarily due to decreases in gains on sale of OREO.
●	Professional service expenses increased $1.4 million, or 7.9%, primarily due to increases in legal collection expenses.
●	Occupancy expenses increased $1.3 million, or 7.6%, due primarily to our acquisition of Asia Bank.
●	Data processing service expenses increased $1.3 million, or 16.4%, primarily due to increases in business transaction volume.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, increased to 49.79% in 2016 compared to 49.15% in 2015 due primarily to higher non-interest expense as explained above.

Income Tax Expense

Income tax expense was $122.3 million in 2017, compared to $67.1 million in 2016, and $60.0 million in 2015. The effective tax rate was 41.0% for 2017, 27.7% for 2016, and 27.1% for 2015. The effective tax rate differed from the composite statutory rate of 42% primarily due to $23.4 million of additional income tax expense related to the revaluation of the Company’s deferred tax assets as a result of the enactment of the 2017 Tax Cuts and Jobs Act in addition to alternative energy tax credits, low income housing and other tax credits totaling $20.7 million recognized in 2017, $37.9 million recognized in 2016, and $31.0 million recognized in 2015.

Our tax returns are open for audits by the Internal Revenue Service back to 2014 and by the California Franchise Tax Board back to 2013. From time to time, there may be differences of opinion with respect to the tax treatment accorded transactions. When, and if, such differences occur and the related tax effects become probable and estimable, such amounts will be recognized.

Financial Condition

Total assets were $15.6 billion at December 31, 2017, an increase of $1.1 billion, or 7.7%, from $14.5 billion at December 31, 2016, primarily due to an increase of $1.7 billion in gross loans, excluding loans held for sale, offset by a decrease of $674.3 million in short-term investments.

Investment Securities

Investment securities were $1.3 billion and represented 8.5% of total assets at December 31, 2017, compared with $1.3 billion and 9.1% of total assets at December 31, 2016. The following table summarizes the carrying value of our portfolio of securities for each of the past two years:

	As of December 31,
	2017	2016
	(In thousands)
Securities Available-for-Sale:
U.S. treasury securities	$249,520	$489,017
U.S. government agency entities	8,988	-
U.S. government sponsored entities	390,336	390,331
State and municipal securities	1,914	-
Mortgage-backed securities	571,969	336,260
Collateralized mortgage obligations	1,516	28
Corporate debt securities	81,281	74,350
Mutual funds	6,230	6,230
Preferred stock of government sponsored entities	10,102	7,308
Other equity securities	11,770	10,821
Total securities available-for-sale	$1,333,626	$1,314,345

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

The temporarily impaired securities represent 88.6% of the fair value of investment securities as of December 31, 2017. Unrealized losses for securities with unrealized losses for less than twelve months represent 0.6%, and securities with unrealized losses for twelve months or more represent 2.1%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rates or spreads subsequent to the date that these securities were purchased. At December 31, 2017, 24 issues of securities had unrealized losses for 12 months or longer and 63 issues of securities had unrealized losses of less than 12 months.

Total unrealized losses of $16.7 million at December 31, 2017, were primarily caused by increases in interest rates or the widening of credit and liquidity spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment.

At December 31, 2017, management believed the impairment was temporary and, accordingly, no impairment loss on debt securities has been recognized in our Consolidated Statements of Operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and believes it is more likely than not that it will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of December 31, 2017, and December 31, 2016:

	As of December 31, 2017
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$199,823	$62	4	$49,697	$295	2	$249,520	$357	6
U.S. government agency entities	5,711	70	3	-	-	-	5,711	70	3
U.S. government sponsored entities	-	-	-	390,336	9,664	8	390,336	9,664	8
State and municipal securities	1,914	30	2	-	-	-	1,914	30	2
Mortgage-backed securities	342,436	3,147	48	178,617	3,112	13	521,053	6,259	61
Collateralized mortgage obligations	1,516	17	5	-	-	-	1,516	17	5
Corporate debt securities	5,015	17	1	-	-	-	5,015	17	1
Mutual funds	-	-	-	6,230	270	1	6,230	270	1
Total securities available-for-sale	$556,415	$3,343	63	$624,880	$13,341	24	$1,181,295	$16,684	87

	As of December 31, 2016
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$299,088	$857	6	$-	$-	-	$299,088	$857	6
U.S. government sponsored entities	390,331	9,669	8	-	-	-	390,331	9,669	8
Mortgage-backed securities	328,236	3,288	16	62	2	3	328,298	3,290	19
Collateralized mortgage obligations	-	-	-	28	20	1	28	20	1
Corporate debt securities	-	-	-	29,138	862	2	29,138	862	2
Mutual funds	-	-	-	6,230	270	1	6,230	270	1
Total securities available-for-sale	$1,017,655	$13,814	30	$35,458	$1,154	7	$1,053,113	$14,968	37

The scheduled maturities and taxable-equivalent yields by security type are presented in the following table:

Securites Portfolio Maturity Distribution and Yield Analysis:

	As of December 31, 2017
		After One	After Five
	One Year	Year to	Years to	Over Ten
	or Less	Five Years	Ten Years	Years	Total
	(Dollars in thousands)
Maturity Distribution:

Securities Available-for-Sale:
U.S. treasury securities	$249,520	$-	$-	$-	$249,520
U.S. government agency entities	-	-	-	8,988	8,988
U.S. government sponsored entities	-	390,336	-	-	390,336
State and municipal securities	-	-	1,914	-	1,914
Mortgage-backed securities (1)	656	241	5,484	565,588	571,969
Collateralized mortgage obligations (1)	-	1	564	951	1,516
Corporate debt securities	15,055	66,226	-	-	81,281
Mutual funds (2)	-	-	-	6,230	6,230
Preferred stock of government sponsored entities (2)	-	-	-	10,102	10,102
Other equity securities (2)	-	-	-	11,770	11,770
Total securities available-for-sale	$265,231	$456,804	$7,962	$603,629	$1,333,626

Weighted-Average Yield:

Securities Available-for-Sale:
U.S. treasury securities	1.08%	0.00%	0.00%	0.00%	1.08%
U.S. government agency entities	-	-	-	1.73	1.73
U.S. government sponsored entities	-	1.66	-	-	1.66
State and municipal securities(3)	-	-	5.32	-	5.32
Mortgage-backed securities (1)	4.64	6.12	2.91	2.30	2.31
Collateralized mortgage obligations (1)	-	8.14	2.24	3.18	2.84
Corporate debt securities	2.49	2.58	-	-	2.56
Mutual funds (2)	-	-	-	2.17	2.17
Total securities available-for-sale	1.17%	1.80%	3.44%	2.21%	1.90%

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2)	There is no stated maturity for mutual funds and equity securities.

Loans

Loans represented 87.5% of average interest-earning assets during 2017, compared with 86.0% during 2016. Gross loans, excluding loans held for sale, increased by $1.7 billion, or 14.9%, to $12.9 billion at December 31, 2017, compared with $11.2 billion at December 31, 2016. The increase in gross loans was primarily attributable to the following:

•

Commercial mortgage loans increased $697.4 million, or 12.1%, to $6.5 billion at December 31, 2017, compared to $5.79 billion at December 31, 2016. Total commercial mortgage loans accounted for 50.4% of gross loans at December 31, 2017, compared to 51.7% at December 31, 2016. Commercial mortgage loans consist primarily of commercial retail properties, shopping centers, owner-occupied industrial facilities, office buildings, multiple-unit apartments, hotels, and multi-tenanted industrial properties, and are typically secured by first deeds of trust on such commercial properties.

•

Total residential mortgage loans increased by $618.0 million, or 25.3%, to $3.1 billion at December 31, 2017, compared to $2.4 billion at December 31, 2016, primarily due to the low level of interest rates, the originations of mortgages to non-US residents secured by residential real estate in the United States, loan promotion, and loan purchase.

•

Commercial loans increased $213.1 million, or 9.5%, to $2.5 billion at December 31, 2017, compared to $2.2 billion at December 31, 2016. Commercial loans consist primarily of short-term loans (typically with a maturity of one year or less) to support general business purposes, or to provide working capital to businesses in the form of lines of credit, trade-finance loans, loans for commercial purposes secured by cash, and SBA loans.

•	Real estate construction loans increased $130.7 million, or 23.8%, to $678.8 million at December 31, 2017, compared to $548.1 million at December 31, 2016.

Our lending relates predominantly to activities in the states of California, New York, Texas, Washington, Massachusetts, Illinois, New Jersey, Maryland, and Nevada. We also lend to domestic clients who are engaged in international trade. Loans outstanding in our branch in Hong Kong were $235.8 million as of December 31, 2017, compared to $214.6 million as of December 31, 2016.

The classification of loans by type and amount outstanding as of December 31 for each of the past five years is presented below:

	Loan Type and Mix

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)

Commercial loans	$2,461,266	$2,248,187	$2,316,863	$2,382,493	$2,298,724
Residential mortgage loans and equity lines	3,242,354	2,615,759	2,101,335	1,742,938	1,526,532
Commercial mortgage loans	6,482,695	5,785,248	5,301,218	4,486,443	4,023,051
Real estate construction loans	678,805	548,088	441,543	298,654	221,701
Installment and other loans	5,170	3,993	2,493	3,552	14,555
Gross loans	12,870,290	11,201,275	10,163,452	8,914,080	8,084,563
Less:
Allowance for loan losses	(123,279)	(118,966)	(138,963)	(161,420)	(173,889)
Unamortized deferred loan fees	(3,245)	(4,994)	(8,262)	(12,392)	(13,487)
Total loans and leases, net	$12,743,766	$11,077,315	$10,016,227	$8,740,268	$7,897,187
Loans held for sale	$8,000	$7,500	$6,676	$973	$-

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

Contractual Maturity of Loan Portfolio

	Within One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial loans
Floating rate	$1,692,182	$472,675	$148,485	$2,313,342
Fixed rate	112,901	32,357	2,666	147,924
Residential mortgage loans and equity lines
Floating rate	26	431	1,647,366	1,647,823
Fixed rate	7,596	10,472	1,576,463	1,594,531
Commercial mortgage loans
Floating rate	477,307	1,177,837	3,050,570	4,705,714
Fixed rate	268,911	1,136,243	371,827	1,776,981
Real estate construction loans
Floating rate	509,237	156,735	-	665,972
Fixed rate	12,833	-	-	12,833
Installment and other loans
Floating rate	-	-	-	-
Fixed rate	3,093	2,077	-	5,170
Total Loans	$3,084,086	$2,988,827	$6,797,377	$12,870,290
Floating rate	$2,678,752	$1,807,678	$4,846,421	$9,332,851
Fixed rate	405,334	1,181,149	1,950,956	3,537,439
Total Loans	3,084,086	2,988,827	6,797,377	12,870,290
Allowance for loan losses				(123,279)
Unamortized deferred loan fees				(3,245)
Net loans				$12,743,766
Loans held for sale				$8,000

Deposits

The Bank primarily uses customer deposits to fund its operations, and to a lesser extent borrowings in the form of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and other borrowings. The Bank’s deposits are generally obtained from the Bank’s geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Although the vast majority of the Bank’s deposits are retail in nature, the Bank does engage in certain wholesale activities, primarily accepting deposits generated by brokers or Internet listing services. The Bank considers wholesale deposits to be an alternative borrowing source rather than a customer relationship and, as such, their levels are determined by management’s decisions as to the most economic funding sources. Brokered-deposits totaled $756.1 million, or 6.0%, of total deposits, at December 31, 2017, compared to $632.9 million, or 5.4%, at December 31, 2016.

The Company’s total deposits increased $1.0 billion, or 8.7%, to $12.7 billion at December 31, 2017, from $11.7 billion at December 31, 2016, primarily due to a $343.5 million, or 6.8%, increase in time deposits, a $305.0 million, or 12.3%, increase in non-interest bearing demand deposits, a $180.1 million, or 14.6%, increase in NOW deposits, a $137.3 million, or 19.1%, increase in savings deposits a $49.3 million, or 2.2%, increase in money market deposits. The following table displays the deposit mix for the past three years:

Deposit Mix

	Year Ended December 31,
	2017		2016		2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)

Demand deposits	$2,783,127	21.9%	$2,478,107	21.2%	$2,033,048	19.4%
NOW deposits	1,410,519	11.1	1,230,445	10.6	966,404	9.2
Money market deposits	2,248,271	17.7	2,198,938	18.8	1,905,719	18.1
Savings deposits	857,199	6.8	719,949	6.2	618,164	5.9
Time deposits	5,390,777	42.5	5,047,287	43.2	4,985,752	47.4
Total	$12,689,893	100%	$11,674,726	100%	$10,509,087	100%

Average total deposits increased $1.3 billion, or 12.0%, to $12.0 billion in 2017, compared with average total deposits of $10.8 billion in 2016.

The following table displays average deposits and rates for the past five years:

Average Deposits and Average Rates

	Year Ended December 31,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Demand deposits	$2,599,109	-%	$2,199,274	-%	$1,781,981	-%	$1,535,461	-%	$1,325,781	-%
NOW deposits	1,304,052	0.17	1,046,046	0.17	860,513	0.16	721,435	0.17	634,506	0.16
Money market deposits	2,360,188	0.64	2,059,823	0.65	1,677,065	0.60	1,407,053	0.61	1,215,347	0.58
Savings deposits	834,973	0.21	636,422	0.16	590,987	0.15	532,184	0.15	488,932	0.08
Time deposits	4,947,052	0.95	4,810,746	0.90	4,673,862	0.84	4,257,736	0.82	3,993,508	0.80
Total	$12,045,374	0.55%	$10,752,311	0.55%	$9,584,408	0.54%	$8,453,869	0.54%	$7,658,074	0.53%

Management considers the Bank time deposits of $250,000 or more, which totaled $2.0 billion at December 31, 2017, to be generally less volatile than other wholesale funding sources primarily because approximately 83% of the Bank’s CDs of $250,000 or more have been on deposit with the Bank for two years or more.  Management monitors the CDs of $250,000 or more portfolio to help identify any changes in the deposit behavior in the market and of the customers the Bank is serving.

Of our CDs, approximately 88% mature within one year as of December 31, 2017. The following tables display time deposits by maturity:

Time Deposits by Maturity

	At December 31, 2017
	Time Deposits -under $100,000	Time Deposits - $100,000 and over	Total Time Deposits
	(Dollars in thousands)
Less than three months	$509,182	$1,077,836	$1,587,018
Three to six months	371,084	595,123	966,207
Six to twelve months	285,819	1,885,045	2,170,864
Over one year	257,425	409,263	666,688
Total	$1,423,510	$3,967,267	$5,390,777

Percent of total deposits	11.2%	31.3%	42.5%

The following table displays time deposits with a remaining term of more than one year at December 31, 2017:

Maturities of Time Deposits with a Remaining Term

of More Than One Year for Each

of the Five Years Following December 31, 2017

(In thousands)
2019	$532,188
2020	133,824
2021	73
2022	592
2023	11

Borrowings

Borrowings include securities sold under agreements to repurchase, Federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Securities sold under agreements to repurchase were $100.0 million with a weighted average rate of 2.86% at December 31, 2017, compared to $350.0 million with a weighted average rate of 4.06% at December 31, 2016. As of December 31, 2017, two fixed rate non-callable securities sold under agreements to repurchase totaled $100 million with a weighted average rate of 2.86%, compared to three fixed rate non-callable securities sold under agreements to repurchase totaling $150 million with a weighted average rate of 2.81% as of December 31, 2016. Final maturity for the two fixed rate non-callable securities sold under agreements to repurchase is $50.0 million in June 2018 and $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $108.4 million as of December 31, 2017, and $372.0 million as of December 31, 2016.

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	2017	2016	2015
	(Dollars in thousands)

Average amount outstanding during the year (1)	$136,849	$381,967	$400,822
Maximum amount outstanding at month-end (2)	150,000	400,000	400,000
Balance, December 31	100,000	350,000	400,000
Rate, December 31	2.86%	4.06%	3.89%
Weighted average interest rate for the year	3.11%	4.01%	3.95%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were January 2017, January 2016, and January 2015.

As of December 31, 2017, over-night borrowings from the FHLB were $325.0 million at a rate of 1.41% compared to $275.0 million at a rate of 0.55% at December 31, 2016. As of December 31, 2017, the advances from the FHLB were $105 million at a rate of 1.41% compared to $75 million at a rate of 1.48% as of December 31, 2016. As of December 31, 2017, final maturity for the FHLB advances is $30 million in March 2018, $15 million in April 2018, $5 million in July 2018, and $5 million in October 2018, and $50 million in December 2019.

Pursuant to the Stock Purchase Agreement with Bank SinoPac Co. Ltd, the Company paid $100 million of the purchase price on November 14, 2017, 30 days after receipt of regulatory approval for the merger of FENB into Cathay Bank. The residual payable balance of $35.2 million has a floating rate of three-month LIBOR rate plus 150 basis points. As of December 31, 2017, outstanding payable balance of $35.2 million is accruing interest at a rate of 2.8% of which 50%, 30%, and 20% will be disbursed annually over three years on the anniversary dates, respectively.

Long-term Debt

On October 12, 2017, the Bank entered into a term loan agreement of $75.0 million with U.S. Bank. The loan has a floating rate of one-month LIBOR plus 175 basis points. As of December 31, 2017, the term loan has an interest rate of 3.125%. The principal amount of the long-term debt from U.S. Bank is due and payable in consecutive quarterly installments in the amount of $4.7 million each on the last day of each calendar quarter commencing December 31, 2018, with the final installment due and payable on October 12, 2020. The U.S. Bank loan proceeds were used to fund our acquisition of SinoPac Bancorp.

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

At December 31, 2017, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 3.78%, compared to $119.1 million with a weighted average rate of 3.15% at December 31, 2016. The Junior Subordinated Notes have a stated maturity term of 30 years. As of December 31, 2017, the Company’s assets grew past the $15 billion threshold which no longer qualifies the Junior Subordinated Notes as Tier 1 capital for regulatory reporting purposes. The Junior Subordinated Notes qualify as Tier 1 capital for regulatory reporting purposes at December 31, 2016 and 2015. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes our contractual obligations and commitments to make future payments as of December 31, 2017. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)

Contractual obligations:
Securities sold under agreements to repurchase	$100,000	$-	$-	$-	$100,000
Advances from the Federal Home Loan Bank	380,000	50,000	-	-	430,000
Other borrowings	17,702	17,702	-	17,481	52,885
Long-term debt	4,688	70,312	-	119,136	194,136
Operating leases	10,076	13,559	9,008	7,463	40,106
Deposits with stated maturity dates leases	4,724,089	666,012	665	11	5,390,777
Total contractual obligations and other commitments	$5,236,555	$817,585	$9,673	$144,091	$6,207,904

Other commitments:
Commitments to extend credit	1,142,839	864,810	151,201	207,518	2,366,368
Standby letters of credit	51,984	14,124	74,247	459	140,814
Commercial letters of credit	27,353	-	-	-	27,353
Bill of lading guarantees	24	-	-	-	24
Total contractual obligations and other commitments	$1,222,200	$878,934	$225,448	$207,977	$2,534,559

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

Capital Resources

Stockholders’ Equity

Total equity was $1.97 billion at December 31, 2017, an increase of $144.8 million, or 7.9%, from $1.83 billion at December 31, 2016, primarily due to net income of $176.0 million, equity consideration for our acquisition of SinoPac Bancorp of $34.9 million, proceeds from dividend reinvestment of $2.5 million, proceeds from exercise of stock options of $1.1 million, and other comprehensive income of $1.2 million, offset by shares withheld related to net share settlement of RSUs of $6.8 million and common stock cash dividends of $69.9 million. The Company paid cash dividends of $0.87 per common share in 2017, $0.75 per common share in 2016, and $0.56 per common share in 2015.

The U.S. Treasury received warrants to purchase common stock of 1,846,374 shares at an exercise price of $20.96, which will expire on December 5, 2018, as part of the Company’s participation in the U.S. Treasury Troubled Asset Relief Program Capital Purchase Program. As a result of the anti-dilution adjustments under the warrant, the exercise price at December 31, 2017, has been adjusted to $20.41 and the number of warrants increased by 1.03%. At December 31, 2017, 943,327 warrants remain exercisable compared to 943,345 warrants at December 31, 2016.

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

On February 1, 2016, the Board of Directors approved a new stock repurchase program to buy back up to $45.0 million of our common stock. In 2016, the Company repurchased 1,380,578 shares for $37.5 million, or $27.13 per share under the February 2016 repurchase program. As of December 31, 2017, the Company may repurchase up to $7.5 million of its common stock under the February 2016 repurchase program.

Capital Adequacy

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements. The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At December 31, 2017, the Company’s common equity Tier 1 capital ratio of 12.19%, Tier 1 risk-based capital ratio of 12.19%, total risk-based capital ratio of 14.11%, and Tier 1 leverage capital ratio of 10.35%, calculated under the new Basel III capital rules that became effective January 1, 2015, continue to place the Company in the “well capitalized” category for regulatory purposes, which is defined as institutions with a common equity Tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%. At December 31, 2016, the Company’s common equity Tier 1 capital ratio was 12.84%, Tier 1 risk-based capital ratio was 13.85%, total risk-based capital ratio was 14.97%, and Tier 1 leverage capital ratio was 11.57%.

A table displaying the Bancorp’s and the Bank’s capital and leverage ratios at December 31, 2017, and 2016, is included in Note 21 to the Consolidated Financial Statements.

 Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. We increased the common stock dividend from $.18 per share in the fourth quarter of 2015, to $.21 per share in the fourth quarter of 2016, and to $.24 per share in the fourth quarter of 2017. The amount of future dividends will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors. The terms of our Junior Subordinated Notes also limit our ability to pay dividends. If we are not current in our payment of dividends on our Junior Subordinated Notes, we may not pay dividends on our common stock.

Substantially all of the revenues of the Company available for payment of dividends derive from amounts paid to it by the Bank. The Bank paid dividends to the Bancorp totaling $208.2 million during 2017, $113.4 million during 2016, and $163.3 million during 2015. In October 2017, Far East National Bank paid a dividend of $57.0 million to the Bancorp.

The Federal Reserve Board issued Federal Reserve Supervision and Regulation Letter SR-09-4 that states that bank holding companies are expected to inform and consult with the Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid.

Under California State banking law, the Bank may not without regulatory approval pay a cash dividend which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2017, was restricted to approximately $39.3 million.

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

Total non-performing portfolio assets decreased $11.5 million, or 16.5%, to $58.2 million at December 31, 2017, compared to $69.8 million at December 31, 2016, primarily due to a $10.6 million decrease in OREO and a $0.9 million decrease in non-accrual loans.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets decreased to 0.45% at December 31, 2017, from 0.62% at December 31, 2016. The non-performing portfolio loan, excluding loans held for sale, coverage ratio, defined as the allowance for credit losses to non-performing loans, excluding loans held for sale, decreased to 262.1% at December 31, 2017, from 245.9% at December 31, 2016. The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)

Accruing loans past due 90 days or more	$-	$-	$-	$-	$982
Non-accrual loans	48,787	49,682	52,130	70,163	83,183
Total non-performing loans	48,787	49,682	52,130	70,163	84,165
Real estate acquired in foreclosure and other assets	9,442	20,070	24,701	31,477	52,985
Total non-performing assets	$58,229	$69,752	$76,831	$101,640	$137,150
Accruing troubled debt restructurings (TDRs)	$68,565	$65,393	$81,680	$104,356	$117,597
Non-accrual TDRs (included in non-accrual loans	$33,416	$29,722	$39,923	$41,618	$38,769
Non-accrual loans held for sale	$8,000	$7,500	$5,944	$973	$-
Non-performing assets as a percentage of gross loans and OREO at year-end	0.45%	0.62%	0.75%	1.14%	1.69%
Allowance for credit losses as a percentage of gross loans	0.99%	1.09%	1.38%	1.83%	2.17%
Allowance for credit losses as a percentage of non-performing loans	262.09%	245.94%	269.44%	232.84%	208.22%

The effect of non-accrual loans on interest income for the past five years is presented below:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Non-accrual Loans
Contractual interest due	$3,254	$1,573	$5,732	$6,663	$5,851
Interest recognized	86	95	119	217	22
Net interest foregone	$3,168	$1,478	$5,613	$6,446	$5,829

As of December 31, 2017, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

Non-accrual Loans

Total non-accrual portfolio loans, excluding loans held for sale, of $48.8 million at December 31, 2017, decreased $0.9 million, or 1.8%, from $49.7 million at December 31, 2016. The allowance for the collateral-dependent impaired loans is calculated by the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent impaired loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	December 31, 2017		December 31, 2016
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/Multi-family residence	$14,952	$7,575	$9,368	$218
Commercial real estate	19,540	-	24,321	-
Land	-	-	283	-
Personal property (UCC)	-	6,721	-	15,492
Total	$34,492	$14,296	$33,972	$15,710

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

	December 31, 2017		December 31, 2016
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$16,672	$-	$13,804	$-
Wholesale/Retail	11,429	7,743	12,312	9,213
Food/Restaurant	137	-	153	-
Import/Export	-	6,553	-	6,174
Other	6,254	-	7,703	323
Total	$34,492	$14,296	$33,972	$15,710

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

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

A summary of TDRs by type of loan and by accrual/non-accrual status is shown below:

	December 31, 2017
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$29,199	$-	$-	$29,199
Commercial mortgage loans	11,504	5,871	15,468	32,843
Residential mortgage loans	3,416	335	2,772	6,523
Total accruing TDRs	$44,119	$6,206	$18,240	$68,565

	December 31, 2017
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$12,944	$-	$-	$12,944
Commercial mortgage loans	6,231	1,677	11,113	19,021
Residential mortgage loans	1,297	-	154	1,451
Total non-accrual TDRs	$20,472	$1,677	$11,267	$33,416

	December 31, 2016
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$7,971	$-	$4,081	$12,052
Commercial mortgage loans	25,979	5,961	12,452	44,392
Residential mortgage loans	5,104	789	3,056	8,949
Total accruing TDRs	$39,054	$6,750	$19,589	$65,393

	December 31, 2016
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$14,565	$-	$-	$14,565
Commercial mortgage loans	2,510	1,795	10,328	14,633
Residential mortgage loans	356	-	168	524
Total non-accrual TDRs	$17,431	$1,795	$10,496	$29,722

The activity within our TDR loans for 2017, 2016, and 2015 is shown below:

Accruing TDRs	2017	2016	2015
	(In thousands)
Beginning balance	$65,393	$81,680	$104,356
New restructurings	73,426	26,965	17,752
Restructured loans restored to accrual status	-	10,303	723
Charge-offs	-	(88)	(104)
Payments	(54,095)	(24,192)	(30,858)
Restructured loans placed on non-accrual	(13,919)	(13,984)	(10,189)
Expiration of loan concession	(2,240)	(15,291)	-
Ending balance	$68,565	$65,393	$81,680

Non-accrual TDRs	2017	2016	2015
	(In thousands)
Beginning balance	$29,722	$39,923	$41,618
New restructurings	4,009	6,940	2,006
Restructured loans placed on non-accrual	13,919	13,984	10,189
Charge-offs	(1,650)	(5,271)	(3,246)
Payments	(11,341)	(15,551)	(9,921)
Foreclosures	(1,243)	-	-
Restructured loans restored to accrual status	-	(10,303)	(723)
Ending balance	$33,416	$29,722	$39,923

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

We identified impaired loans with a recorded investment of $117.4 million at December 31, 2017, compared to $115.1 million at December 31, 2016. The average balance of impaired loans was $127.1 million in 2017 and $131.0 million in 2016. We considered all non-accrual loans to be impaired. Interest recognized on impaired loans totaled $3.3 million in 2017 and $3.5 million in 2016. As of December 31, 2017, $34.5 million, or 70.7%, of the $48.8 million of non-accrual portfolio loans, excluding loans held for sale, was secured by real estate. As of December 31, 2016, $34.0 million, or 68.4%, of the $49.7 million of non-accrual portfolio loans, excluding loans held for sale, was secured by real estate. The Bank obtains current appraisals or other available market price information to assist in evaluating potential loss exposure.

At December 31, 2017, $2.1 million of the $123.3 million allowance for loan losses was allocated for impaired loans and $121.1 million was allocated to the general allowance. At December 31, 2016, $2.8 million of the $119.0 million allowance for loan losses was allocated for impaired loans and $116.2 million was allocated to the general allowance. In 2017, net loan recoveries were $6.8 million, or 0.06%, of average loans, compared to net loan charge-offs of $4.3 million, or 0.04%, of average loans in 2016.

The allowance for loan losses to non-performing loans, excluding loans held for sale, was 252.7% at December 31, 2017, compared to 239.5% at December 31, 2016. Non-accrual loans also include those TDRs that do not qualify for accrual status.

      The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	As of December 31, 2017			As of December 31, 2016

	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$43,483	$42,702	$-	$24,037	$23,121	$-
Real estate construction loans	8,821	8,185	-	5,776	5,458	-
Commercial mortgage loans	37,825	31,029	-	60,522	54,453	-
Residential mortgage and equity lines	1,301	1,301	-	5,472	5,310	-
Subtotal	$91,430	$83,217	$-	$95,807	$88,342	$-
With allocated allowance
Commercial loans	$891	$793	$43	$5,216	$4,640	$1,827
Commercial mortgage loans	21,733	21,635	1,738	10,158	10,017	573
Residential mortgage and equity lines	13,022	11,708	353	13,263	12,075	396
Subtotal	$35,646	$34,136	$2,134	$28,637	$26,732	$2,796
Total impaired loans	$127,076	$117,353	$2,134	$124,444	$115,074	$2,796

Loan Interest Reserves

In accordance with customary banking practice, construction loans and land development loans are originated where interest on the loan is disbursed from pre-established interest reserves included in the total original loan commitment. Our construction and land development loans generally include optional renewal terms after the maturity of the initial loan term. New appraisals are typically obtained prior to extension or renewal of these loans in part to determine the appropriate interest reserve to be established for the new loan term. Loans with interest reserves are underwritten to the same criteria, including loan to value and, if applicable, pro forma debt service coverage ratios, as loans without interest reserves. Construction loans with interest reserves are monitored on a periodic basis to gauge progress towards completion. Interest reserves are frozen if it is determined that additional draws would result in a loan to value ratio that exceeds policy maximums based on collateral type. Our policy limits in this regard are consistent with supervisory limits and range from 65% in the case of land to 85% in the case of 1- to 4-family residential construction projects.

As of December 31, 2017, construction loans of $545.0 million were disbursed with pre-established interest reserves of $72.3 million compared to $500.2 million of such loans disbursed with pre-established interest reserves of $58.9 million at December 31, 2016.  The balance for construction loans with interest reserves which have been renewed was $62.1 million with pre-established interest reserves of $2.0 million at December 31, 2017, compared to $113.1 million with pre-established interest reserves of $2.1 million at December 31, 2016.  Land loans of $32.7 million were disbursed with pre-established interest reserves of $1.3 million at December 31, 2017, compared to $51.3 million land loans disbursed with pre-established interest reserves of $1.0 at December 31, 2016.  The balance for land loans with interest reserves which have been renewed was $6.9 million at December 31, 2017 with pre-established interest reserves of $221,000, compared to $2.0 million land loans with pre-established interest reserves of $40,000 at December 31, 2016.

At December 31, 2017, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2017, $8.2 million non-accrual non-residential construction loans and $8.0 million of non-accrual land loans had been originated with pre-established interest reserves.  At December 31, 2016, $5.5 million of non-accrual non-residential construction loans and $7.8 million of non-accrual land loans had been originated with pre-established interest reserves.  While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of our business activity is with customers located in the predominantly Asian areas of California; New York City; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Nevada; New Jersey; and Maryland. We have no specific industry concentration, and generally our loans are collateralized with real property or other pledged collateral. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral. We experienced no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of December 31, 2017.

The Federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution's total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 41% of total risk-based capital as of December 31, 2017, and 40% as of December 31, 2016. Total CRE loans represented 293% of total risk-based capital as of December 31, 2017, and 300% as of December 31, 2016, which were within the Bank’s internal limit of 400%, of total capital. See Part I — Item 1A — “Risk Factors” for a discussion of some of the factors that may affect us.

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

The allowance for loan losses was $123.3 million and the allowance for off-balance sheet unfunded credit commitments was $4.6 million at December 31, 2017, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $127.9 million at December 31, 2017, compared to $122.2 million at December 31, 2016, an increase of $5.7 million, or 4.6%. The allowance for credit losses represented 0.99% of period-end gross loans and 262.1% of non-performing loans at December 31, 2017. The comparable ratios were 1.09% of period-end gross loans and 245.9% of non-performing loans at December 31, 2016.

The following table sets forth the information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the past five years:

Allowance for Credit Losses

	Amount Outstanding as of December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Allowance for loan losses
Balance at beginning of year	$118,966	$138,963	$161,420	$173,889	$183,322
Reversal for credit losses	(2,500)	(15,650)	(11,400)	(10,800)	(3,000)
(Reversal)/provision for reserve for off-balance sheet credit commitments	-	-	-	(372)	-
Charge-offs :
Commercial loans	(3,313)	(12,955)	(16,426)	(7,875)	(15,625)
Construction loans-residential	-	-	-	(2,382)	-
Construction loans-other	-	-	-	(4,365)	-
Real estate loans	(860)	(1,486)	(3,355)	(7,613)	(3,499)
Real estate land loans	-	(4,462)	(646)	-	(1,318)
Total charge-offs	(4,173)	(18,903)	(20,427)	(22,235)	(20,442)
Recoveries:
Commercial loans	3,402	4,144	4,619	12,517	2,739
Construction loans-residential	-	500	-	48	1,201
Construction loans-other	229	7,417	202	2,499	1,083
Real estate loans	7,336	1,542	4,283	5,752	5,978
Real estate land loans	-	953	266	109	2,997
Installment loans and other loans	19	-	-	13	11
Total recoveries	10,986	14,556	9,370	20,938	14,009
Balance at end of year	$123,279	$118,966	$138,963	$161,420	$173,889
Reserve for off-balance sheet credit commitments
Balance at beginning of year	$3,224	$1,494	$1,949	$1,363	$1,363
Provision/(Reversal) for credit losses	1,364	1,730	(455)	586	-
Balance at end of year	$4,588	$3,224	$1,494	$1,949	$1,363

Average loans outstanding during the year (1)	$11,936,389	$10,620,819	$9,593,448	$8,532,245	$7,630,530
Ratio of net charge-offs to average loans outstanding during the year (1)	-0.06%	0.04%	0.12%	0.02%	0.08%
(Reversal)/provision for credit losses to average loans outstanding during the year (1)	-0.02%	-0.15%	-0.12%	-0.13%	-0.04%
Allowance for credit losses to non-performing portfolio loans at year-end (2)	262.09%	245.94%	269.44%	232.84%	208.22%
Allowance for credit losses to gross loans at year-end (1)	0.99%	1.09%	1.38%	1.83%	2.17%

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

Allocation of Allowance for Loan Losses
	As of December 31,
	2017		2016		2015		2014		2013
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to Average		to Average		to Average		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans
	(Dollars in thousands)
Type of Loans:
Commercial loans	$49,796	19.1%	$49,203	21.1%	$56,199	24.9%	$47,501	27.2%	$65,103	28.2%
Residential mortgage loans and equity lines	11,013	24.5	11,620	22.0	11,145	19.7	11,578	19.2	12,005	18.6
Commercial mortgage loans	37,610	51.2	34,864	52.2	49,440	51.5	74,673	50.2	84,753	50.7
Real estate construction loans	24,838	5.2	23,268	4.7	22,170	3.9	27,652	3.2	11,999	2.3
Installment and other loans	22	0.0	11	0.0	9	0.0	16	0.2	29	0.2

Total	$123,279	100.0%	$118,966	100.0%	$138,963	100.0%	$161,420	100.0%	$173,889	100.0%

The allowance allocated to commercial loans was $49.8 million at December 31, 2017, compared to $49.2 million at December 31, 2016. The increase is due primarily to commercial loan growth.

The allowance allocated to residential mortgage loans and equity lines was $11.0 million at December 31, 2017, compared to $11.6 million at December 31, 2016 as a result of the decrease in the amount of general allowance determined to be required for residential mortgage loans.

The allowance allocated to commercial mortgage loans increased from $34.9 million at December 31, 2016, to $37.6 million at December 31, 2017, as a result of the increase in the amount of general allowance determined to be required for commercial mortgage loans.

The allowance allocated for construction loans increased to $24.8 million at December 31, 2017, compared to $23.3 million at December 31, 2016, as a result of the increase in the amount of general allowance determined to be required for construction loans.

Also, see Part I — Item 1A — “Risk Factors” for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

Liquidity

      Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. For December 2017, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 12.1% compared to 12.6% for December 2016.

      The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2017, the Bank had an approved credit line with the FHLB of San Francisco totaling $5.7 billion. Total advances from the FHLB of San Francisco were $430.0 million and standby letter of credits issued by FHLB on the Company’s behalf were $100.7 million as of December 31, 2017. These borrowings bear fixed rates and are secured by loans. See Note 9 to the Consolidated Financial Statements. At December 31, 2017, the Bank pledged $36.1 million of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $36.0 million from the Federal Reserve Bank Discount Window at December 31, 2017.

      Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At December 31, 2017, investment securities totaled $1.3 billion, with $272.2 million pledged as collateral for borrowings and other commitments. The remaining $1.1 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 88% of our time deposits mature within one year or less as of December 31, 2017. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance replaces existing revenue recognition guidance for contracts to provide goods or services to customers and amends existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate. ASU 2014-09 clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. ASU 2014-09 as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. Our revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We expect that ASU 2014-09 will require us to change how we recognize certain recurring revenue streams for certain fee income products, however, we expect these changes will not have a material impact on our financial statements. The Company adopted this guidance on January 1, 2018. The adoption impacts certain revenue streams, which did not have a material impact on our financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This update requires an entity to measure equity investments with readily determinable fair values at fair value with changes in fair value recognized in net income. Equity investment without readily determinable fair values will be measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment and any amount by which the carrying value exceeding the fair value will be recognized as an impairment in net income. This update also requires an entity to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price option. In addition, this update requires separate presentation in comprehensive income for changes in the fair value of a liability and in the balance sheet by measurement category and form of financial asset. ASU 2016-01 becomes effective for interim and annual periods beginning after December 15, 2017.  The adoption of the amendment resulted in approximately $8.7 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018.

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

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments.” This update requires an entity to perform a four-step decision sequence when assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The four-step decision sequence is: (i) the payoff is adjusted based on changes in an index; (ii) the payoff is indexed to an underlying other than interest rates or credit risk; (iii) the debt involves a substantial premium or discount; and the call or put option is contingently exercisable. ASU 2016-06 became effective for interim and annual periods beginning after December 15, 2016 and must be implemented using a modified retrospective basis. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-07, “Investments Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” This update eliminates the requirement to retroactively adopt the equity method of accounting. It requires that an equity method investor add the cost of acquiring the additional interest to the current basis of the previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The retroactive adjustment of the investment is no longer required. ASU 2016-07 became effective for interim and annual periods beginning after December 15, 2016 and should be applied prospectively. Early adoption is not permitted. The adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. In that regard, we have formed a cross-functional working group, under the direction of our Chief Risk Officer. We are currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. The adoption of ASU 2016-13 is likely to result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan portfolio as well as the prevailing economic conditions and forecasts as of the adoption date.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” This update provides guidance on eight cash flow issues with the objective of reducing the existing diversity in practice related to debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interest in securitization transactions, separately identifiable cash flows and application of the predominance principle. The amendments reduce current and potential future diversity in practice. The amendments in this update apply to all entities that are required to present a statement of cash flows under Topic 230. ASU 2016-15 became effective for interim and annual periods beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory.” This update will allow the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350)”. Simplifying the Test for Goodwill Impairment.” This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Adoption of this update is on a prospective basis and the amendments in this update are to be applied to annual periods beginning after December 15, 2019. Adoption of ASU 2017-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” This update clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset”, in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets with the scope of Subtopic 610-20. The amendments in this update clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The amendments also clarify that an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Adoption of ASU 2017-05 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11, “Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815).” There are two parts to this update. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments that result in the strike price being reduced on the basis of the pricing of future equity offerings. Part II of this update addresses the difficulty in navigating topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in this update are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in part I of this update should be applied in either of the following ways: (i) Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim periods in which the pending content that links to this paragraph is effective; or (ii) Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments to Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently evaluating the impact on its consolidated financial statements.

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

In February 2018, FASB issued Accounting Standards Update (“ASU”) 2018-02 to help organizations address certain stranded income tax effects in accumulated other comprehensive income (“AOCI”) resulting from the Tax Legislation. The amendment provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the changes in the U.S. federal corporate income tax rate in the Tax Legislation (or portion thereof) is recorded. The amendment also includes disclosure requirements regarding the issuer’s accounting policy for releasing income tax effects from AOCI. The amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, and organizations should apply the provisions of the amendment either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Legislation is recognized. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

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

      We establish a tolerance level in our policy for net interest income volatility of plus or minus 5% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At December 31, 2017, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 3.8%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 7.5%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 4.5%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 10.0%.

      Our simulation model also projects the net market value of our portfolio of assets and liabilities. We have established a tolerance level to value the net market value of our portfolio of assets and liabilities in our policy to a change of not less than 0% when the hypothetical rate change is plus or minus 200 basis points. At December 31, 2017, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net market value of our portfolio of assets and liabilities would increase by 3.2%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net market value of our assets and liabilities would decrease by 1.9%.

Quantitative Information about Interest Rate Risk

The following table shows the carrying value of our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, as well as the instruments’ total fair values at December 31, 2017, and 2016. For assets, expected maturities are based on contractual maturity. For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits. We use certain assumptions to estimate fair values and expected maturities which are described in Note 16 to the Consolidated Financial Statements. Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts. Off-balance sheet financial instruments represent fair values. The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

								December 31,
	Average							2017		2016
	Interest	Expected Maturity Date at December 31,							Fair		Fair
	Rate	2018	2019	2020	2021	2022	Thereafter	Total	Value	Total	Value
	(Dollars in thousands)
Interest-Sensitive Assets:
Mortgage-backed securities and collateralized mortgage obligations	2.31%	$86,223	$76,886	$67,717	$58,294	$50,093	$234,272	$573,485	$573,485	$336,288	$336,288
Other investment securities	1.58	264,575	-	20,300	363,524	72,738	39,004	760,141	760,141	978,057	978,057
Loans held for sale	6.00	8,000	-	-	-	-	-	8,000	8,000	7,500	7,500
Loans	4.60	3,084,086	1,064,201	657,278	564,614	702,733	6,797,378	12,870,290	12,778,857	11,201,275	11,124,286
Interest Sensitive Liabilities:
Other interest-bearing deposits	0.41	539,178	312,042	175,238	61,237	1,814,774	1,613,521	4,515,990	4,515,990	4,149,332	4,149,332
Time deposits	1.04	4,724,089	532,188	133,824	73	592	11	5,390,777	5,401,970	5,047,287	5,052,913
Securities sold under agreements to repurchase	2.86	100,000	-	-	-	-	-	100,000	100,163	350,000	351,989
Advances from the Federal Home Loan Bank	1.41	380,000	50,000	-	-	-	-	430,000	429,482	350,000	350,062
Other borrowings	2.80	17,702	10,621	7,081	-	-	17,481	52,885	51,075	17,662	15,944
Long-term debt	3.53	4,688	18,750	51,562	-	-	119,136	194,136	141,865	119,136	63,169

Off-Balance Sheet Financial Instruments:
Commitments to extend credit		1,142,839	657,578	207,232	88,809	62,392	207,518	2,366,368	(7,244)	2,062,241	(6,025)
Standby letters of credit		51,984	13,332	792	73,488	759	459	140,814	(1,805)	75,396	(668)
Other letters of credit		27,353	-	-	-	-	-	27,353	(52)	37,283	(16)
Bill of lading guarantees		24	-	-	-	-	-	24	(0)	75	(0)

Country Risk Exposures

The Company’s total assets were $15.6 billion and total foreign country risk net exposures were $439.1 million at December 31, 2017, compared to total assets of $14.5 billion and total foreign country risk net exposures of $503.9 million at December 31, 2016. Total foreign country risk net exposures at December 31, 2017, were comprised primarily of $295.8 million from Hong Kong, $31.1 million from Australia, $26.2 million from China, $25.4 million from France, $13.8 million from Germany, $13.2 million from Singapore, $10.1 million from Virgin Island, $7.0 million from England, $5.0 million from Cayman Island $3.5 million from Canada, $2.5 million from Indonesia, $1.4 million from Vietnam, $1.3 million from Japan, $1.3 million from Taiwan, $0.9 million from Switzerland, and $0.3 million from Venezuela. Total foreign country risk net exposures at December 31, 2016, were comprised primarily of $298.5 million from Hong Kong, $79.6 million from China, $29.9 million from Australia, $26.2 million from Germany, $24.3 million from France, $13.3 million from Singapore, $12.0 million from England, $10.0 million from the Philippines, $3.7 million from Macau, $1.8 million from Taiwan, $1.4 million from Canada, $1.1 million from Switzerland, $1.0 million from Japan, $0.7 million from Indonesia, and $0.3 million from Venezuela.

All foreign country risk net exposures were to non-sovereign counterparties except $9.9 million due from the Hong Kong Monetary Authority at December 31, 2017 and $14.0 million at December 31, 2016.

Unfunded exposures were $1.7 million at December 31, 2017, and were comprised of a $720,000 of unfunded loan to a borrower in Taiwan, a $711,000 of unfunded loan to a borrower in Canada and a $250,000 of unfunded loan to a borrower in China. Unfunded exposures were $21.5 million at December 31, 2016, and were comprised of $20.0 million of unfunded loans to two financial institutions in China, a $720,000 of unfunded loan to a borrower in Taiwan, and a $711,000 of unfunded loans to borrowers in Canada.

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

In May 2014, the Bancorp entered into five interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 1.6%. As of December 31, 2017, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $1.5 million, net of taxes, was included in other comprehensive income compared to unrealized loss of $2.2 million at December 31, 2016. For the year ended December 31, 2017, the periodic net settlement of interest rate swaps included in interest expense was $1.7 million compared to $2.3 million in 2016. As of December 31, 2017, and 2016, the ineffective portion of these interest rates swaps was not significant.

As of December 31, 2017, the Bank’s outstanding interest rate swap contracts had a notional amount of $540.4 million for various terms from two to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.6% and receives a variable rate at the one month LIBOR rate plus a weighted average spread of 289 basis points, or at a weighted average rate of 4.3%. As of December 31, 2017, and 2016, the notional amount of fair value interest rate swaps was $540.4 million and $361.5 million with unrealized gains of $5.0 million and $938,000, respectively, included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $2.4 million in 2017 compared to $3.6 million in 2016. As of December 31, 2017, and 2016, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $4.5 million as of December 31, 2017 and $6.9 million as of December 31, 2016.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheet. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At December 31, 2017, the notional amount of option contracts totaled $1.0 million with a net negative fair value of $9,000. At December 31, 2017, spot, forward, and swap contracts in the total notional amount of $108.5 million had a positive fair value of $1.8 million. Spot, forward, and swap contracts in the total notional amount of $32.1 million had a negative fair value of $453,000 at December 31, 2017. At December 31, 2016, the notional amount of option contracts totaled $12.1 million with a net negative fair value of $121,000. At December 31, 2016, spot, forward, and swap contracts in the total notional amount of $82.4 million had a positive fair value of $1.3 million. Spot, forward, and swap contracts in the total notional amount of $89.5 million had a negative fair value of $3.1 million at December 31, 2016.

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

There have not been any changes in the Company’s disclosure controls and procedures that occurred during its fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, these controls and procedures.

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

As of December 31, 2017, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.

     On July 14, 2017, the Company acquired Sinopac Bancorp, and its wholly-owned subsidiary Far East National Bank, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, loans of $627.5 million acquired from Sinopac Bancorp and the related accrued interest receivable of $1.5 million and interest income of $15.7 million, and deposits of $675.2 million consisting of non-interest bearing demand deposits of $163.0 million, NOW deposits of $39.2 million, money market deposits of $198.7 million, savings deposits of $53.3 million and time deposits of $220.8 million, assumed from Sinopac Bancorp and the related accrued interest payable of $723,000, time deposit interest expense of $917,000 and other deposit interest expense of $497,000, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017.

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” below.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cathay General Bancorp:

Opinion on Internal Control Over Financial Reporting

We have audited Cathay General Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.

On July 14, 2017, the Company acquired Sinopac Bancorp, and its wholly-owned subsidiary Far East National Bank, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, loans of $627.5 million acquired from Sinopac Bancorp and the related accrued interest receivable of $1.5 million and interest income of $15.7 million, and deposits of $675.2 million consisting of non-interest bearing demand deposits of $163.0 million, NOW deposits of $39.2 million, money market deposits of $198.7 million, savings deposits of $53.3 million and time deposits of $220.8 million, assumed from Sinopac Bancorp and the related accrued interest payable of $723,000, time deposit interest expense of $917,000 and other deposit interest expense of $497,000, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the aforementioned amounts.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Los Angeles, California
March 1, 2018

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our executive officers, directors, compliance with Section 16 of the Securities Exchange Act of 1934, the code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, and matters relating to corporate governance is incorporated herein by reference from the information set forth under the captions “Proposal One—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors and Corporate Governance” and “Code of Ethics” in our Definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders (our “Proxy Statement”).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2017, with respect to compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)]
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	35,880	$23.37	2,776,289
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	35,880	$23.37	2,776,289

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

3.2

Amended and Restated Bylaws, effective February 16, 2017. Previously filed with the Securities and Exchange Commission on February 17, 2017 as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference.

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

10.2	Cathay Bank Employee Stock Ownership Plan, as amended and restated effective December 22, 2015.**+

10.2.1	Amendment No. 1 to the Cathay Bank Employee Stock Ownership Plan, as amended and restated effective December 22, 2015.**+

10.2.2	Amendment No. 2 to the Cathay Bank Employee Stock Ownership Plan, as amended and restated effective December 22, 2015.**+

10.3

Dividend Reinvestment Plan and Stock Purchase Plan (Amended and Restated) of the Bancorp. Previously filed with the Securities and Exchange Commission on July 27, 2015, as an exhibit to Registration Statement No. 333-205888, and incorporated herein by reference.

10.4

Cathay Bank Bonus Deferral Agreement (Amended and Restated). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.5

Cathay General Bancorp 2005 Incentive Plan. Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.5.1

Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Award Agreement. Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.5.2

Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.5.3

Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory) (Nonemployee Director). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.5.4

Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Unit Agreement. Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.**

10.5.5

Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Unit Agreement (Performance Shares – EPS), used to award performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on December 24, 2013, as an exhibit to the Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.**

10.5.6

Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Unit Agreement (Performance Shares – TSR), used to award performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on December 24, 2013, as an exhibit to the Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.**

10.5.7

Form of Cathay General Bancorp 2005 Incentive Restricted Stock Unit Agreement (Clawback Rider), used in connection with award of performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on December 24, 2013, as an exhibit to the Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.**

10.5.8

Executive Officer Annual Cash Bonus Program under the Company’s 2005 Incentive Plan. Previously filed with the Securities and Exchange Commission on March 28, 2014 as an exhibit to the Bancorp’s Current Report on Form 8-K/A, and incorporated herein by reference.**

10.5.9

Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated). Previously filed with the Securities and Exchange Commission on February 29, 2016 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.**

10.5.10

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – EPS), used to award performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on December 29, 2016, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.**

10.5.11

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – TSR), used to award performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on December 29, 2016, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.**

10.5.12

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – ROA), used to award performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on December 21, 2016, as an exhibit to the Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.**

10.5.13

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Clawback Rider), used in connection with award of performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on December 29, 2016, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.**

10.6

Amended and Restated Change of Control Employment Agreement for Dunson K. Cheng dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.6.1

Amended and Restated Change of Control Employment Agreement for Heng W. Chen dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.6.2

Amended and Restated Change of Control Employment Agreement for Irwin Wong dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.6.3

Amended and Restated Change of Control Employment Agreement for Kim Bingham dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.6.4

Amended and Restated Change of Control Employment Agreement for Pin Tai dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on November 7, 2014 as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference**

10.6.4.1

First Amendment to Amended and Restated Change of Control Employment Agreement for Pin Tai, dated as of May 3, 2017.  Previously filed with the Securities and Exchange Commission on May 4, 2017 as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference. **

10.7

Employment Agreement for Pin Tai dated as of August 18, 2016.  Previously filed with the Securities and Exchange Commission on August 19, 2016 as an exhibit to the Bancorp’s Current Report on Form 8-K, and incorporated herein by reference. **

21.1	Subsidiaries of the Bancorp.+

23.1	Consent of Independent Registered Public Accounting Firm.+

24.1	Power of Attorney.+

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

**	Management contract or compensatory plan or arrangement.
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

Date: March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pin Tai	Chief Executive Officer,	March 1, 2018
Pin Tai	President, and Director (principal executive officer)

/s/ Heng W. Chen	Executive Vice President,	March 1, 2018
Heng W. Chen	Chief Financial Officer/Treasurer (principal financial officer) (principal accounting officer)

/s/ Dunson K. Cheng	Executive Chairman of	March 1, 2018
Dunson K. Cheng	the Board

/s/ Peter Wu	Vice Chairman of the Board	March 1, 2018
Peter Wu

/s/ Anthony M. Tang	Vice Chairman of the Board	March 1, 2018
Anthony M. Tang

/s/ Kelly L. Chan	Director	March 1, 2018
Kelly L. Chan

/s/ Michael M.Y. Chang	Director	March 1, 2018
Michael M.Y. Chang

/s/ Nelson Chung	Director	March 1, 2018
Nelson Chung

/s/ Felix S. Fernandez	Director	March 1, 2018
Felix S. Fernandez

/s/ Jane Jelenko	Director	March 1, 2018
Jane Jelenko

/s/ Ting Liu	Director	March 1, 2018
Ting Liu

/s/ Joseph C.H. Poon	Director	March 1, 2018
Joseph C.H. Poon

/s/ Richard Sun	Director	March 1, 2018
Richard Sun

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F - 2

Consolidated Balance Sheets at December 31, 2017 and 2016	F - 3

Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2017, 2016, and 2015	F - 4

Consolidated Statements of Changes in Stockholders' Equity for each of the years ended December 31, 2017, 2016, and 2015	F - 5

Consolidated Statements of Cash Flows for each of the years ended December 31, 2017, 2016, and 2015	F - 6

Notes to Consolidated Financial Statements	F - 8

Parent-only condensed financial information of Cathay General Bancorp is included in Note 19 to the Consolidated Financial Statements in this Annual Report on Form 10-K	F - 51

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cathay General Bancorp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cathay General Bancorp and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1991.

Los Angeles, California
March 1, 2018

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$247,056	$218,017
Short-term investments and interest bearing deposits	292,745	967,067
Securities available-for-sale (amortized cost of $1,336,345 in 2017 and $1,317,012 in 2016)	1,333,626	1,314,345
Loans held for sale	8,000	7,500
Loans	12,870,290	11,201,275
Less: Allowance for loan losses	(123,279)	(118,966)
Unamortized deferred loan fees, net	(3,245)	(4,994)
Loans, net	12,743,766	11,077,315
Federal Home Loan Bank stock	23,085	17,250
Other real estate owned, net	9,442	20,070
Affordable housing investments and alternative energy partnerships, net	272,871	251,077
Premises and equipment, net	103,064	105,607
Customers’ liability on acceptances	13,482	12,182
Accrued interest receivable	45,307	37,299
Goodwill	372,189	372,189
Other intangible assets, net	8,062	2,949
Other assets	167,491	117,902
Total assets	$15,640,186	$14,520,769

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$2,783,127	$2,478,107
Interest-bearing deposits:
NOW deposits	1,410,519	1,230,445
Money market deposits	2,248,271	2,198,938
Savings deposits	857,199	719,949
Time deposits	5,390,777	5,047,287
Total deposits	12,689,893	11,674,726

Securities sold under agreements to repurchase	100,000	350,000
Advances from the Federal Home Loan Bank	430,000	350,000
Other borrowings for affordable housing investments	17,481	17,662
Long-term debt	194,136	119,136
Deferred payments from acquisition	35,404	-
Acceptances outstanding	13,482	12,182
Other liabilities	186,486	168,524
Total liabilities	13,666,882	12,692,230
Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 89,104,022 issued and 80,893,379 outstanding at December 31, 2017, and 87,820,920 issued and 79,610,277 outstanding at December 31, 2016	891	878
Additional paid-in-capital	932,874	895,480
Accumulated other comprehensive loss, net	(2,511)	(3,715)
Retained earnings	1,281,639	1,175,485
Treasury stock, at cost (8,210,643 shares at December 31, 2017, and at December 31, 2016)	(239,589)	(239,589)
Total equity	1,973,304	1,828,539
Total liabilities and equity	$15,640,186	$14,520,769

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except share
	and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable	$549,291	$473,782	$427,621
Investment securities	20,531	21,426	21,523
Federal Home Loan Bank stock	1,798	2,099	3,164
Federal funds sold and securities purchased under agreement to resell	110	-	-
Deposits with banks	4,421	1,763	1,398
Total interest and dividend income	576,151	499,070	453,706
INTEREST EXPENSE
Time deposits	46,768	43,327	39,443
Other deposits	19,076	16,094	12,445
Interest on securities sold under agreements to repurchase	4,250	15,329	15,813
Advances from the Federal Home Loan Bank	2,712	659	487
Long-term debt	5,775	5,791	5,776
Deferred payments from acquisition	1,861	-	-
Total interest expense	80,442	81,200	73,964
Net interest income before reversal for credit losses	495,709	417,870	379,742
Reversal for credit losses	(2,500)	(15,650)	(11,400)
Net interest income after reversal for credit losses	498,209	433,520	391,142
NON-INTEREST INCOME
Securities gains/(losses), net	1,006	4,898	(3,349)
Letters of credit commissions	4,860	4,939	5,545
Depository service fees	5,624	5,478	5,348
Gain from acquisition	5,628	-	-
Other operating income	19,179	18,055	25,130
Total non-interest income	36,297	33,370	32,674
NON-INTEREST EXPENSE
Salaries and employee benefits	109,458	97,348	89,960
Occupancy expense	20,429	18,315	17,018
Computer and equipment expense	10,846	9,777	9,828
Professional services expense	20,439	18,686	17,316
Data processing service expense	11,190	8,957	7,698
FDIC and State assessments	10,633	9,712	9,087
Marketing expense	6,200	5,092	4,926
Other real estate owned income/(loss)	(1,649)	856	(800)
Operations of investments in affordable housing and alternative energy partnerships, net	27,212	40,264	33,335
Amortization of core deposit premium	930	689	667
Acquisition and integration costs	4,121	-	-
Other operating expense	16,390	14,994	13,685
Total non-interest expense	236,199	224,690	202,720
Income before income tax expense	298,307	242,200	221,096
Income tax expense	122,265	67,101	59,987
Net income attributable to common stockholders	$176,042	$175,099	$161,109
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on securities available for sale	1,068	6,725	(4,200)
Unrealized holding gains/(losses) on cash flow hedge derivatives	719	825	(598)
Less: reclassification adjustment for gains/(losses) included in net income	583	2,839	(1,941)
Total other comprehensive income/(loss), net of tax	1,204	4,711	(2,857)
Total comprehensive income	$177,246	$179,810	$158,252
Net income attributable to common stockholders per common share
Basic	$2.19	$2.21	$2.00
Diluted	$2.17	$2.19	$1.98
Basic average common shares outstanding	80,262,782	79,153,762	80,563,577
Diluted average common shares outstanding	81,004,550	79,929,262	81,294,796

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2017, 2016, and 2015
(In thousands, except number of shares)
				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Earnings	Stock	Equity
Balance at December 31, 2014	79,814,553	$840	$789,519	$(5,569)	$943,834	$(125,736)	$1,602,888

Dividend Reinvestment Plan	148,582	2	4,173	-	-	-	4,175
Restricted stock units vested	18,955	-	-	-	-	-	-
Warrant exercised	369	-	-	-	-	-	-
Shares withheld related to net share settlement of RSUs	-	-	(227)	-	-	-	(227)
Stock issued to directors	17,974	-	495	-	-	-	495
Stock options exercised	214,580	2	5,012	-	-	-	5,014
Equity consideration for acquisition	2,580,353	26	82,743	-	-	-	82,769
Purchases of treasury stock	(1,989,250)	-	-	-	-	(59,412)	(59,412)
Tax short-fall from stock options	-	-	(5,348)	-	-	-	(5,348)
Stock -based compensation	-	-	4,455	-	-	-	4,455
Cash dividends of $0.56 per share	-	-	-	-	(45,283)	-	(45,283)
Change in other comprehensive loss	-	-	-	(2,857)	-	-	(2,857)
Net income	-	-	-	-	161,109	-	161,109
Balance at December 31, 2015	80,806,116	$870	$880,822	$(8,426)	$1,059,660	$(185,148)	$1,747,778

Dividend Reinvestment Plan	72,231	1	2,276	-	-	-	2,277
Restricted stock units vested	10,325	-	-	-	-	-	-
Warrant exercised	388,001	4	(4)	-	-	-	-
Shares withheld related to net share settlement of RSUs	-	-	(103)	-	-	-	(103)
Stock issued to directors	19,602	-	550	-	-	-	550
Stock options exercised	327,830	3	7,658	-	-	-	7,661
Purchases of treasury stock	(2,013,828)	-	-	-	-	(54,441)	(54,441)
Tax short-fall from stock options	-	-	(132)	-	-	-	(132)
Stock -based compensation	-	-	4,413	-	-	-	4,413
Cash dividends of $0.75 per share	-	-	-	-	(59,274)	-	(59,274)
Change in other comprehensive loss	-	-	-	4,711	-	-	4,711
Net income	-	-	-	-	175,099	-	175,099
Balance at December 31, 2016	79,610,277	$878	$895,480	$(3,715)	$1,175,485	$(239,589)	$1,828,539

Dividend Reinvestment Plan	65,044	1	2,527	-	-	-	2,528
Restricted stock units vested	224,995	2	-	-	-	-	2
Warrants exercised	4,681	-	-	-	-	-	-
Shares withheld related to net share settlement of RSUs	-	-	(6,813)	-	-	-	(6,813)
Stock issued to directors	15,400	-	550	-	-	-	550
Stock options exercised	46,790	1	1,093	-	-	-	1,094
Equity consideration for acquisition	926,192	9	34,853	-	-	-	34,862
Stock -based compensation	-	-	5,184	-	-	-	5,184
Cash dividends of $0.87 per share	-	-	-	-	(69,888)	-	(69,888)
Change in other comprehensive loss	-	-	-	1,204	-	-	1,204
Net income	-	-	-	-	176,042	-	176,042
Balance at December 31, 2017	80,893,379	$891	$932,874	$(2,511)	$1,281,639	$(239,589)	$1,973,304

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash Flows from Operating Activities
Net income	$176,042	$175,099	$161,109
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal for credit losses	(2,500)	(15,650)	(11,400)
Provision for losses on other real estate owned	691	176	547
Deferred tax liability.	34,554	15,949	2,004
Depreciation and amortization	7,265	7,490	7,574
Net gains on sale and transfers of other real estate owned	(2,661)	(546)	(2,012)
Net gains on sale of loans	-	(285)	(786)
Proceeds from sale of loans	7,500	20,079	32,530
Originations of loans held for sale	-	(12,665)	(37,447)
Amortization on alternative energy partnerships, venture capital and other investments	4,572	28,897	25,058
Write-down on impaired securities	-	206	3,875
Gain on sales and calls of securities	(1,006)	(5,104)	(526)
Other non-cash interest income	(1,740)	(1,272)	(332)
Amortization of security premiums, net	2,945	6,371	5,140
Excess tax short-fall from stock options	-	-	5,348
Stock based and stock issued to officers and directors compensation expense	5,734	4,963	4,950
Net change in accrued interest receivable and other assets	25,747	13,478	(3,429)
Gain from acquisition	(5,628)	-	-
Net change in other liabilities	(2,641)	(2,784)	(15,506)
Net cash provided by operating activities	248,874	234,402	176,697

Cash Flows from Investing Activities
Decrease/(increase) in short-term investments and interest bearing deposits	796,322	(430,187)	(47,266)
Purchase of investment securities available-for-sale	(339,814)	(941,327)	(295,497)
Proceeds from maturity and call of investment securities available-for-sale	490,950	460,000	165,000
Proceeds from sale of investment securities available-for-sale	111,704	294	385,234
Purchase of mortgage-backed securities available-for-sale	(267,760)	-	(1,280,870)
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	71,645	758,271	749,219
Purchase of Federal Home Loan Bank stock	(8,160)	(1,650)	-
Redemption of Federal Home Loan Bank stock	13,482	1,650	13,535
Redemption of Federal Reserve Bank stock	8,733	-	-
Net increase in loans	(963,858)	(1,051,952)	(829,501)
Purchase of premises and equipment	(3,188)	(3,523)	(3,518)
Proceeds from sales of premises and equipment	5,598	12	602
Proceeds from sales of other real estate owned	18,357	7,699	12,154
Increase in investment in affordable housing and alternative energy partnerships	(40,284)	(82,966)	(53,235)
Acquisitions, net of cash acquired	(118,392)	-	6,572
Net cash used in investing activities	(224,665)	(1,283,679)	(1,177,571)

Cash Flows from Financing Activities
Net increase in deposits	201,224	1,166,044	1,305,255
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(250,000)	(50,000)	(50,000)
Advances from Federal Home Loan Bank	4,823,000	3,555,000	5,092,000
Repayment of Federal Home Loan Bank borrowings	(4,773,000)	(3,480,000)	(5,242,000)
Cash dividends	(69,888)	(59,274)	(45,283)
Purchase of treasury stock	-	(54,441)	(59,412)
Proceeds from issuance of long-term debt and other borrowings	75,000	-	-
Proceeds from shares issued to Dividend Reinvestment Plan	2,528	2,277	4,175
Proceeds from exercise of stock options	1,094	7,661	5,014
Taxes paid related to net share settlement of RSUs	(5,128)	(103)	(227)
Excess tax short-fall from share-based payment arrangements	-	-	(5,348)
Net cash provided by financing activities	4,830	1,087,164	1,004,174
Increase in cash and cash equivalents	29,039	37,887	3,300
Cash and cash equivalents, beginning of the year	218,017	180,130	176,830
Cash and cash equivalents, end of the year	$247,056	$218,017	$180,130

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$81,069	$81,793	$72,870
Income taxes	$76,709	$38,671	$69,074
Non-cash investing and financing activities:
Net change in unrealized holding gain/(loss) on securities available-for-sale, net of tax	$485	$3,886	$(2,259)
Net change in unrealized gain/(loss) on interest rate swaps designated as cash flow hedges	$719	$825	$(598)
Transfers to other real estate owned from loans held for investment	$1,243	$2,698	$866
Loans transferred to loans held for sale	$8,000	$7,953	$6,684
Loans to facilitate the sale of other real estate owned	$10,500	$2,616	$-
Issuance of stock related to acquisition	$34,862	$-	$82,857

Supplemental disclosure for acquisitions
Cash and cash equivalents	$166,932	$-	$63,579
Short-term investments	122,000	-	-
Securities available-for-sale	88,044	-	2,370
FHLB and FRB stock	19,890	-	-
Loans	705,792	-	419,219
Premises and equipment	6,239	-	13,291
Other real estate owned	-	-	3,048
Cash surrender value of life insurance	46,083	-	-
Deferred tax assets, net	40,690	-	-
Goodwill	-	-	55,849
Core deposit intangible	6,122	-	1,302
Accrued interest receivable and other assets	10,689	-	2,884
Total assets acquired	1,212,481	-	561,542

Deposits	813,888	-	420,623
Advances from Federal Home Loan Bank	30,000	-	-
Accrued interest payable and other liabilities	8,512	-	1,056
Total liabilities assumed	852,400	-	421,679
Net assets acquired	$360,081	$-	$139,863
Cash paid	$285,324	$-	$57,006
Fair value of common stock issued	34,862	-	82,857
Total consideration paid	$320,186	$-	$139,863

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

      The accompanying Consolidated Financial Statements include the accounts of Cathay General Bancorp (the “Bancorp”), a Delaware corporation, its wholly-owned subsidiaries, Cathay Bank (the “Bank”), a California state-chartered bank, eight limited partnerships investing in affordable housing projects, Asia Realty Corp., and GBC Venture Capital, Inc. (together, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation. The Consolidated Financial Statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry.

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

Use of Estimates. The preparation of the Consolidated Financial Statements in accordance with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The significant estimates subject to change relate to the allowance for loan losses.

Concentrations. The Bank was incorporated in California and started its business from California. Therefore, loans originated and deposits solicited were mainly from California. As of December 31, 2017, gross loans were primarily comprised of 50.4% of commercial mortgage loans, 23.8% of residential mortgage loans, and 19.1% of commercial loans. As of December 31, 2017, approximately 61% of the Bank’s residential mortgages were for properties located in California.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Investment in Federal Home Loan Bank (“FHLB”) Stock. As a member of the FHLB system the Bank is required to maintain an investment in the capital stock of the FHLB. The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB. FHLB stock is carried at cost and is pledged as collateral to the FHLB. FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value. The carrying amount of the FHLB stock was $23.1 million at December 31, 2017, and $17.3 million at December 31, 2016. As of December 31, 2017, the Company owned 230,850 shares of FHLB stock, which exceeded the minimum stock requirement of 150,000 shares.

      Loans Held for Investment. Loans receivable that the Company has the intent and ability to hold for the foreseeable future or until maturity are stated at their outstanding principal, reduced by an allowance for loan losses and net of deferred loan fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method or straight-line method. Discounts or premiums on purchased loans are accreted or amortized to interest income using the effective interest method or straight-line method over the remaining period to contractual maturity. Interest on loans is calculated using the simple-interest method on daily balances of the principal amounts outstanding based on an actual or 360-day basis. Generally, loans are placed on nonaccrual status when they become 90 days past due. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. Loans are also placed on nonaccrual status when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes uncertain, regardless of the length of past due status. Once a loan is placed on nonaccrual status, interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Interest payments received on nonaccrual loans are reflected as a reduction of principal and not as interest income. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan.

     Loans held for sale are carried at the lower of aggregate cost or fair value. Gains and losses are recorded in non-interest income based on the difference between sales proceeds, net of sales commissions, and carrying value. When a determination is made at the time of commitment to originate or purchase loans as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the “foreseeable future,” subject to periodic review under the Company’s management evaluation processes, including asset/liability management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from the loans held-for-investment portfolio to the loans held-for-sale portfolio at lower of aggregate cost or fair value.

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

Troubled Debt Restructured Loan (“TDR”). A TDR is a formal modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, or extension of the maturity date. Although these loan modifications are considered TDRs, TDR loans that have, pursuant to the Bank’s policy, performed under the restructured terms and have demonstrated sustained performance under the modified terms for six months are returned to accrual status. The sustained performance considered by management pursuant to its policy includes the periods prior to the modification if the prior performance met or exceeded the modified terms. This would include cash paid by the borrower prior to the restructure to set up interest reserves. Loans classified as TDRs are reported as impaired loans.

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

      Premises and Equipment. Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets:

Type	Estimated Useful Life (years)
Buildings	15	to	45
Building improvements	5	to	20
Furniture, fixtures, and equipment	3	to	25
Leasehold improvements	Shorter of useful lives or the terms of the leases

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

      Other Real Estate Owned. Real estate acquired in the settlement of loans is initially recorded at fair value, less estimated costs to sell. Specific valuation allowances on other real estate owned are recorded through charges to operations to recognize declines in fair value subsequent to foreclosure. Gain or loss on sale is recognized when certain criteria relating to the buyer’s initial and continuing investment in the property are met.

      Investments in Affordable Housing Partnerships and Other Tax Credit Investments. The Company is a limited partner in limited partnerships that invest in low-income housing projects that qualify for Federal and/or State income tax credits and limited partnerships that invests in alternative energy systems. As further discussed in Note 6, the partnership interests are accounted for utilizing the equity method of accounting. As of December 31, 2017, eight of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The Company therefore consolidated the financial statements of these eight limited partnerships into its Consolidated Financial Statements. The tax credits from these partnerships are recognized in the consolidated financial statements to the extent they are utilized on the Company’s income tax returns. The investments are reviewed for impairment on an annual basis or on an interim basis if an event occurs that would trigger potential impairment.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The Company has identified two reporting units for its business: the Commercial Lending unit and the Retail Banking unit. The reporting unit fair values were determined based on an equal weighting of (1) a market approach using a combination of price to earnings multiples determined based on a representative peer group applied to 2017 and forecasted 2018 and 2019 earnings, and a price to book multiple and (2) a dividend discount model with the discount rate determined using the same representative peer group. A control premium was then applied to the unit fair values so determined as of December 31, 2017. As a result of this analysis, the Company determined that there was no goodwill impairment at December 31, 2017 as the fair value of all reporting units exceeded the current carrying amount of the units. No assurance can be given that goodwill will not be written down in future periods.

      Core Deposit Intangible. Core deposit intangible, which represents the purchase price over the fair value of the deposits acquired from other financial institutions, is amortized over its estimated useful life to its residual value in proportion to the economic benefits consumed. If a pattern of consumption cannot be reliably determined, straight-line amortization is used. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the premium balance over its remaining life can be recovered through the remaining deposit portfolio and amortizes core deposit premium over its estimated useful life.

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

Derivatives. The Company follows ASC Topic 815 that establishes accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in the Company’s consolidated balance sheet at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and, if so, the type of hedge. Fair value is determined using third-party models with observable market data. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivatives are reflected in current earnings, together with changes in the fair value of the related hedged item if there is a highly effective correlation between changes in the fair value of the interest rate swaps and changes in the fair value of the underlying asset or liability that is intended to be hedged. If there is not a highly effective correlation between changes in the fair value of the interest rate swap and changes in the fair value of the underlying asset or liability that is intended to be hedged, then only the changes in the fair value of the interest rate swaps are reflected in the Company’s consolidated financial statements.

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

Accounting Standards adopted in 2017

In March 2016, the FASB issued ASU 2016-09, “Compensation--Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 changes aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 became effective for interim and annual periods beginning on January 1, 2017. The method of adoption differs for each of the topics covered by the ASU. The Company elected to apply all topics covered by the ASU on a prospective basis and has elected to continue to estimate forfeitures expected to occur in determining the amount of compensation cost to be recognized each period.

Under ASU 2016-09, all excess tax benefits and tax deficiencies from share based payments are recognized as income tax expense or benefit in the income statement instead of the previous accounting which credited excess tax benefits to additional paid-in capital and tax deficiencies as a charge to income tax expense or as an offset to accumulated excess tax benefits, if any. Excess tax benefits or deficiencies are included in income tax expense as discrete items in the period in which they occur. For diluted earnings per share calculations, excess tax benefits are no longer included in assumed proceeds when determining average diluted shares outstanding under the treasury stock method. ASU 2016-09 resulted in a $3.8 million tax benefit from the distribution of restricted stock units in the year ended 2017.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

2.    Acquisition

On July 14, 2017, the Company completed the acquisition of SinoPac Bancorp, the parent of Far East National Bank (FENB), pursuant to a Stock Purchase Agreement, dated as of July 8, 2016, by and between the Company and Bank SinoPac Co. Ltd. Under the terms of the Stock Purchase Agreement, the Company purchased all of the issued and outstanding share capital of SinoPac Bancorp for an aggregate purchase price of $351.6 million plus additional post closing payments based on the realization of certain assets of FENB. The Company issued 926,192 shares of common stock as consideration and the remainder of the consideration is payable in cash of which $100 million was deferred and paid on November 14, 2017 and $35.4 million was deferred and will be released over the next three years. On December 12, 2017, additional cash consideration of $4.1 million was paid based on the realized gain from the sale of the building that housed FENB’s former Alhambra, California branch. SinoPac Bancorp was merged into Cathay General Bancorp on July 17, 2017 and subsequently, on October 27, 2017, FENB was merged into Cathay Bank. Founded in 1974, FENB offers a wide range of financial services. The acquisition allowed the Company to expand its number of branches in California. As of July 14, 2017, FENB operated nine branches in California, and a representative office in Beijing. The acquisition will be accounted for as a business combination, subject to the provisions of ASC 805-10-50, Business Combinations.

The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the July 14, 2017 acquisition date. We have included the financial results of the business combinations in the condensed consolidated statement of income beginning on the acquisition date. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. We made significant estimates and exercised significant judgement in estimating fair values and accounting for such acquired assets and liabilities. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The fair value of the assets and the liabilities acquired as of July 14, 2017 are shown below:

SinoPac Bancorp
Assets acquired:
Cash and cash equivalents	$166,932
Short-term investments	122,000
Securities available-for-sale	88,044
FHLB and FRB stock	19,890
Loans	705,792
Premises and equipment	6,239
Cash surrender value of life insurance	46,083
Deferred tax assets, net	40,690
Core deposit intangible	6,122
Accrued interest receivable and other assets	10,689
Total assets acquired	1,212,481
Liabilities assumed:
Deposits	813,888
Advances from the Federal Home Loan Bank	30,000
Accrued interest payable and other liabilities	8,512
Total liabilities assumed	852,400
Net assets acquired	$360,081

Cash paid	$285,324
Fair value of common stock issued	34,862
Total consideration paid	$320,186

Purchase price payable to SinoPac	34,267
Total consideration	$354,453
Gain from acquisition	$5,628

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

      The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were $7.5 million for 2017 and $1.9 million for 2016. The average excess balance with Federal Reserve Bank was $359.5 million in 2017 and $338.5 million in 2016.   At December 31, 2017, the Bancorp had $4.5 million on deposit in a cash margin account that serves as collateral for the Bancorp’s interest rate swaps.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

4.	Investment Securities

Investment Securities. The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of December 31, 2017, and December 31, 2016:

	As of December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$249,877	$-	$357	$249,520
U.S. government agency entities	9,047	11	70	8,988
U.S. government sponsored entities	400,000	-	9,664	390,336
State and municipal securities	1,944		30	1,914
Mortgage-backed securities	577,987	241	6,259	571,969
Collateralized mortgage obligations	1,533	-	17	1,516
Corporate debt securities	80,007	1,291	17	81,281
Mutual funds	6,500	-	270	6,230
Preferred stock of government sponsored entities	5,842	4,260	-	10,102
Other equity securities	3,608	8,162	-	11,770
Total securities available-for-sale	$1,336,345	$13,965	$16,684	$1,333,626

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$489,839	$35	$857	$489,017
U.S. government sponsored entities	400,000	-	9,669	390,331
Mortgage-backed securities	339,241	309	3,290	336,260
Collateralized mortgage obligations	48	-	20	28
Corporate debt securities	74,965	247	862	74,350
Mutual funds	6,500	-	270	6,230
Preferred stock of government sponsored entities	2,811	4,497	-	7,308
Other equity securities	3,608	7,213	-	10,821
Total securities available-for-sale	$1,317,012	$12,301	$14,968	$1,314,345

The amortized cost and fair value of investment securities at December 31, 2017, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-for-Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$265,550	$265,231
Due after one year through five years	465,195	456,804
Due after five years through ten years	8,056	7,962
Due after ten years (1)	597,544	603,629
Total	$1,336,345	$1,333,626

(1) Equity securities are reported in this category

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

There were no sales of mortgage-backed securities during 2017. Proceeds of $71.6 million were from repayments, maturities and calls of mortgage-backed securities during 2017 compared to proceeds from sales of $605.2 million and proceeds of $153.0 million from repayments, maturities, and calls during 2016. Proceeds from sales of other investment securities were $111.7 million during 2017 compared to $294,000 during 2016. Proceeds from maturities and calls of other investment securities were $491.0 million during 2017 compared to $460.0 million during 2016. In 2017, gains of $1.7 million and losses of $710,000 were realized on sales and calls of investment securities compared with gains of $5.1 million and no losses realized in 2016.

The temporarily impaired securities represent 88.6% of the fair value of investment securities as of December 31, 2017. Unrealized losses for securities with unrealized losses for less than twelve months represent 0.6%, and securities with unrealized losses for twelve months or more represent 2.1%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rates or spreads subsequent to the date that these securities were purchased. At December 31, 2017, 24 issues of securities had unrealized losses for 12 months or longer and 63 issues of securities had unrealized losses of less than 12 months.

Total unrealized losses of $16.7 million at December 31, 2017, were primarily caused by increases in interest rates or the widening of credit and liquidity spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment.

At December 31, 2017, management believed the impairment was temporary and, accordingly, no impairment loss on debt securities has been recognized in our Consolidated Statements of Operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and believes it is more likely than not that it will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of December 31, 2017, and December 31, 2016:

	As of December 31, 2017
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$199,823	$62	4	$49,697	$295	2	$249,520	$357	6
U.S. government agency entities	5,711	70	3	-	-	-	5,711	70	3
U.S. government sponsored entities	-	-	-	390,336	9,664	8	390,336	9,664	8
State and municipal securities	1,914	30	2	-	-	-	1,914	30	2
Mortgage-backed securities	342,436	3,147	48	178,617	3,112	13	521,053	6,259	61
Collateralized mortgage obligations	1,516	17	5	-	-	-	1,516	17	5
Corporate debt securities	5,015	17	1	-	-	-	5,015	17	1
Mutual funds	-	-	-	6,230	270	1	6,230	270	1
Total securities available-for-sale	$556,415	$3,343	63	$624,880	$13,341	24	$1,181,295	$16,684	87

	As of December 31, 2016
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$299,088	$857	6	$-	$-	-	$299,088	$857	6
U.S. government sponsored entities	390,331	9,669	8	-	-	-	390,331	9,669	8
Mortgage-backed securities	328,236	3,288	16	62	2	3	328,298	3,290	19
Collateralized mortgage obligations	-	-	-	28	20	1	28	20	1
Corporate debt securities	-	-	-	29,138	862	2	29,138	862	2
Mutual funds	-	-	-	6,230	270	1	6,230	270	1
Total securities available-for-sale	$1,017,655	$13,814	30	$35,458	$1,154	7	$1,053,113	$14,968	37

     Investment securities having a carrying value of $272.2 million at December 31, 2017, and $649.1 million at December 31, 2016, were pledged to secure public deposits, other borrowings, treasury tax and loan, securities sold under agreements to repurchase, and foreign exchange transactions.

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

The components of loans in the Consolidated Balance Sheets as of December 31, 2017, and December 31, 2016, were as follows:

	2017	2016
	(In thousands)
Type of Loans:
Commercial loans	$2,461,266	$2,248,187
Real estate construction loans	678,805	548,088
Commercial mortgage loans	6,482,695	5,785,248
Residential mortgage loans	3,062,050	2,444,048
Equity lines	180,304	171,711
Installment and other loans	5,170	3,993
Gross loans	12,870,290	11,201,275
Less:
Allowance for loan losses	(123,279)	(118,966)
Unamortized deferred loan fees	(3,245)	(4,994)
Total loans and leases, net	$12,743,766	$11,077,315
Loans held for sale	$8,000	$7,500

The Company pledged real estate loans of $8.4 billion at December 31, 2017, and $7.8 billion at December 31, 2016, to the Federal Home Loan Bank of San Francisco under its blanket lien pledging program. In addition, the Bank pledged $36.1 million at December 31, 2017, and $30.0 million at December 31, 2016, of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program.

Loans serviced for others as of December 31, 2017, totaled $384.3 million and were comprised of $116.9 million of residential mortgages, $87.7 million of commercial real estate loans, $138.3 million of construction loans, and $41.4 million of commercial loans.

      The Company has entered into transactions with its directors, executive officers, or principal holders of its equity securities, or the associates of such persons (“Related Parties”). All loans to Related Parties were current as of December 31, 2017. An analysis of the activity with respect to loans to Related Parties for the years indicated is as follows:

	December 31,
	2017	2016
	(In thousands)
Balance at beginning of year	$51,327	$91,620
Additional loans made	53,584	62,206
Payment received	(38,318)	(102,499)
Balance at end of year	$66,593	$51,327

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

At December 31, 2017, recorded investment in impaired loans totaled $117.4 million and was comprised of nonaccrual loans, excluding loans held for sale, of $48.8 million and accruing TDR’s of $68.6 million. At December 31, 2016, recorded investment in impaired loans totaled $115.1 million and was comprised of nonaccrual loans, excluding loans held for sale, of $49.7 million and accruing TDR’s of $65.4 million. The average balance of impaired loans was $127.1 million in 2017 and $131.0 million in 2016. We considered all non-accrual loans and TDRs to be impaired. Interest recognized on impaired loans totaled $3.3 million in 2017 and $3.5 million in 2016. The Bank recognizes interest income on impaired loans based on its existing method of recognizing interest income on non-accrual loans except accruing TDRs. For impaired loans, the amounts previously charged off represent 7.2% and 8.4% of the contractual balances for impaired loans at December 31, 2017 and 2016, respectively.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	As of December 31, 2017			As of December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$43,483	$42,702	$-	$24,037	$23,121	$-
Real estate construction loans	8,821	8,185	-	5,776	5,458	-
Commercial mortgage loans	37,825	31,029	-	60,522	54,453	-
Residential mortgage and equity lines	1,301	1,301	-	5,472	5,310	-
Subtotal	$91,430	$83,217	$-	$95,807	$88,342	$-
With allocated allowance
Commercial loans	$891	$793	$43	$5,216	$4,640	$1,827
Commercial mortgage loans	21,733	21,635	1,738	10,158	10,017	573
Residential mortgage and equity lines	13,022	11,708	353	13,263	12,075	396
Subtotal	$35,646	$34,136	$2,134	$28,637	$26,732	$2,796
Total impaired loans	$127,076	$117,353	$2,134	$124,444	$115,074	$2,796

The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	For the year ended December 31,
	2017	2016	2015	2017	2016	2015
	Average Recorded Investment			Interest Income Recognized
	(In thousands)
Commercial loans	$26,957	$21,199	$23,960	$1,303	$767	$546
Real estate construction loans	26,695	10,362	22,066	-	-	261
Commercial mortgage loans	58,635	81,905	100,118	1,618	2,214	2,708
Residential mortgage and equity lines	14,780	17,553	16,801	381	481	482
Subtotal	$127,067	$131,019	$162,945	$3,302	$3,462	$3,997

The following is a summary of non-accrual loans as of December 31, 2017, 2016, and 2015 and the related net interest foregone for the years then ended:

	2017	2016	2015
	(In thousands)
Non-accrual portfolio loans	$48,787	$49,682	$52,130
Non-accrual loans held-for-sale	8,000	7,500	5,944
Total non-accrual loans	$56,787	$57,182	$58,074

Contractual interest due	$3,254	$1,573	$5,732
Interest recognized	86	95	119
Net interest foregone	$3,168	$1,478	$5,613

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the aging of the loan portfolio by type as of December 31, 2017, and December 31, 2016:

	As of December 31, 2017

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$11,079	$5,192	$-	$14,296	$30,567	$2,430,699	$2,461,266
Real estate construction loans	3,028	-	-	8,185	11,213	667,592	678,805
Commercial mortgage loans	17,573	5,602	-	19,820	42,995	6,439,700	6,482,695
Residential mortgage loans	6,613	732	-	6,486	13,831	3,228,523	3,242,354
Installment and other loans	103	-	-	-	103	5,067	5,170
Total loans	$38,396	$11,526	$-	$48,787	$98,709	$12,771,581	$12,870,290

	As of December 31, 2016

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$22,753	$27,190	$-	$15,710	$65,653	$2,182,534	$2,248,187
Real estate construction loans	10,390	5,835	-	5,458	21,683	526,405	548,088
Commercial mortgage loans	5,886	700	-	20,078	26,664	5,758,584	5,785,248
Residential mortgage loans	4,390	-	-	8,436	12,826	2,602,933	2,615,759
Installment and other loans	-	-	-	-	-	3,993	3,993
Total loans	$43,419	$33,725	$-	$49,682	$126,826	$11,074,449	$11,201,275

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

At December 31, 2017, accruing TDRs were $68.6 million and non-accrual TDRs were $33.4 million compared to accruing TDRs of $65.4 million and non-accrual TDRs of $29.7 million at December 31, 2016. The Company has allocated specific reserves of $1.9 million to accruing TDRs and $83,000 to non-accrual TDRs at December 31, 2017, and $1.3 million to accruing TDRs and $1.1 million to non-accrual TDRs at December 31, 2016. The following table presents TDRs that were modified during 2017, their specific reserve at December 31, 2017, and charge-offs during 2017:

.	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-offs
	(Dollars in thousands)

Commercial loans	16	$29,590	$29,590	$7	$-
Real estate construction loans	2	27,683	27,683	-	-
Commercial mortgage loans	9	19,380	19,075	1,496	305
Residential mortgage and equity lines	4	1,088	1,088	53	-
Total	31	$77,741	$77,436	$1,556	$305

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents TDRs that were modified during 2016, their specific reserve at December 31, 2016, and charge-offs during 2016:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-offs
	(Dollars in thousands)

Commercial loans	24	$30,215	$29,385	$1,746	$830
Commercial mortgage loans	4	4,153	4,153	34	-
Residential mortgage and equity lines	2	367	367	-	-
Total	30	$34,735	$33,905	$1,780	$830

The following table presents TDRs that were modified during 2015, their specific reserve at December 31, 2015, and charge-offs during 2015:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-off
	(Dollars in thousands)

Commercial loans	3	$1,181	$1,181	$2	$-
Commercial mortgage loans	20	17,204	17,204	708	-
Residential mortgage and equity lines	5	1,522	1,374	42	148
Total	28	$19,907	$19,759	$752	$148

A summary of TDRs by type of concession and by type of loans as of December 31, 2017, and December 31, 2016, are shown below:

	December 31, 2017
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$29,199	$-	$-	$29,199
Commercial mortgage loans	11,504	5,871	15,468	32,843
Residential mortgage loans	3,416	335	2,772	6,523
Total accruing TDRs	$44,119	$6,206	$18,240	$68,565

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

	December 31, 2017

Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$12,944	$-	$-	$12,944
Commercial mortgage loans	6,231	1,677	11,113	19,021
Residential mortgage loans	1,297	-	154	1,451
Total non-accrual TDRs	$20,472	$1,677	$11,267	$33,416

	December 31, 2016

Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$7,971	$-	$4,081	$12,052
Commercial mortgage loans	25,979	5,961	12,452	44,392
Residential mortgage loans	5,104	789	3,056	8,949
Total accruing TDRs	$39,054	$6,750	$19,589	$65,393

	December 31, 2016

Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$14,565	$-	$-	$14,565
Commercial mortgage loans	2,510	1,795	10,328	14,633
Residential mortgage loans	356	-	168	524
Total non-accrual TDRs	$17,431	$1,795	$10,496	$29,722

The activity within our TDR loans for 2017, 2016, and 2015 are shown below:

Accruing TDRs	2017	2016	2015
	(In thousands)
Beginning balance	$65,393	$81,680	$104,356
New restructurings	73,426	26,965	17,752
Restructured loans restored to accrual status	-	10,303	723
Charge-offs	-	(88)	(104)
Payments	(54,095)	(24,192)	(30,858)
Restructured loans placed on non-accrual	(13,919)	(13,984)	(10,189)
Expiration of loan concession	(2,240)	(15,291)	-
Ending balance	$68,565	$65,393	$81,680

Non-accrual TDRs	2017	2016	2015
	(In thousands)
Beginning balance	$29,722	$39,923	$41,618
New restructurings	4,009	6,940	2,006
Restructured loans placed on non-accrual	13,919	13,984	10,189
Charge-offs	(1,650)	(5,271)	(3,246)
Payments	(11,341)	(15,551)	(9,921)
Foreclosures	(1,243)	-	-
Restructured loans restored to accrual status	-	(10,303)	(723)
Ending balance	$33,416	$29,722	$39,923

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  One commercial real estate loan of $582,000 which was modified as TDRs during the previous twelve months that subsequently defaulted as of December 31, 2017.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty. As of December 31, 2017, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

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

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loans as an active asset is no longer warranted.

The following tables present loan portfolio by risk rating as of December 31, 2017, and as of December 31, 2016:

	As of December 31, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,281,698	$118,056	$61,503	$9	$2,461,266
Real estate construction loans	616,411	54,209	8,185	-	678,805
Commercial mortgage loans	6,004,258	308,924	169,513	-	6,482,695
Residential mortgage and equity lines	3,232,606	-	9,748	-	3,242,354
Installment and other loans	5,170	-	-	-	5,170
Total gross loans	$12,140,143	$481,189	$248,949	$9	$12,870,290

Loans held for sale	$-	$-	$8,000	$-	$8,000

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

	As of December 31, 2016
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,023,114	$140,682	$84,293	$98	$2,248,187
Real estate construction loans	469,909	44,129	34,050	-	548,088
Commercial mortgage loans	5,410,623	250,221	124,404	-	5,785,248
Residential mortgage and equity lines	2,605,834	-	9,925	-	2,615,759
Installment and other loans	3,993	-	-	-	3,993
Total gross loans	$10,513,473	$435,032	$252,672	$98	$11,201,275

Loans held for sale	$-	$-	$7,500	$-	$7,500

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of December 31, 2017, and as of December 31, 2016.

		Real Estate	Commercial	Residential
	Commercial	Construction	Mortgage	Mortgage	Consumer
	Loans	Loans	Loans	and Equity Lines	and Other	Total
	(In thousands)
December 31, 2017
Loans individually evaluated for impairment
Allowance	$43	$-	$1,738	$353	$-	$2,134
Balance	$43,495	$8,185	$52,664	$13,009	$-	$117,353

Loans collectively evaluated for impairment
Allowance	$49,753	$24,838	$35,872	$10,660	$22	$121,145
Balance	$2,417,771	$670,620	$6,430,031	$3,229,345	$5,170	$12,752,937

Total allowance	$49,796	$24,838	$37,610	$11,013	$22	$123,279
Total balance	$2,461,266	$678,805	$6,482,695	$3,242,354	$5,170	$12,870,290

December 31, 2016
Loans individually evaluated for impairment
Allowance	$1,827	$-	$573	$396	$-	$2,796
Balance	$27,761	$5,458	$64,470	$17,385	$-	$115,074

Loans collectively evaluated for impairment
Allowance	$47,376	$23,268	$34,291	$11,224	$11	$116,170
Balance	$2,220,426	$542,630	$5,720,778	$2,598,374	$3,993	$11,086,201

Total allowance	$49,203	$23,268	$34,864	$11,620	$11	$118,966
Total balance	$2,248,187	$548,088	$5,785,248	$2,615,759	$3,993	$11,201,275

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)
2016 Beginning Balance	$56,199	$22,170	$49,440	$11,145	$9	$138,963

Provision/(reversal) for loan losses	1,815	(6,819)	(11,123)	475	2	(15,650)

Charge-offs	(12,955)	-	(5,948)	-	-	(18,903)
Recoveries	4,144	7,917	2,495	-	-	14,556
Net (Charge-offs)/Recoveries	(8,811)	7,917	(3,453)	-	-	(4,347)

2016 Ending Balance	$49,203	$23,268	$34,864	$11,620	$11	$118,966
Reserve for impaired loans	$1,827	$-	$573	$396	$-	$2,796
Reserve for non-impaired loans	$47,376	$23,268	$34,291	$11,224	$11	$116,170
Reserve for off-balance sheet credit commitments	$2,091	$940	$41	$146	$6	$3,224

2017 Beginning Balance	$49,203	$23,268	$34,864	$11,620	$11	$118,966

Provision/(reversal) for loan losses	117	955	(2,778)	(798)	4	(2,500)

Charge-offs	(3,313)	-	(860)	-	-	(4,173)
Recoveries	3,402	229	7,329	19	7	10,986
Net (Charge-offs)/Recoveries	89	229	6,469	19	7	6,813

2017 Ending Balance	$49,796	$24,838	$37,610	$11,013	$22	$123,279
Reserve for impaired loans	$43	$-	$1,738	$353	$-	$2,134
Reserve for non-impaired loans	$49,753	$24,838	$35,872	$10,660	$22	$121,145
Reserve for off-balance sheet credit commitments	$2,919	$1,360	$114	$190	$5	$4,588

An analysis of the activity in the allowance for credit losses for the years ended December 31, 2017, 2016, and 2015 is as follows:

	For the year ended December 31,
	2017	2016	2015
Allowance for Loan Losses	(In thousands)
Balance at beginning of year	$118,966	$138,963	$161,420
Reversal for credit losses	(2,500)	(15,650)	(11,400)
Loans charged off	(4,173)	(18,903)	(20,427)
Recoveries of charged off loans	10,986	14,556	9,370
Balance at end of year	$123,279	$118,966	$138,963

Reserve for Off-balance Sheet Credit Commitments
Balance at beginning of year	$3,224	$1,494	$1,949
Provision/(reversal) for credit losses and transfers	1,364	1,730	(455)
Balance at end of year	$4,588	$3,224	$1,494

Residential mortgage loans in process of formal foreclosure proceedings were $3.5 million at December 31, 2017, compared to $3.6 million at December 31, 2016.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

6.     Investments in Affordable Housing and Alternative Energy Partnerships

      The Company has invested in certain limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States. In addition, in May 2017, March 2016 and April 2015, the Company invested in alternative energy partnerships that qualify for energy tax credits. The Company’s investments in these partnerships, net, are presented in the table below:

	As of December 31,
(In thousands)	2017	2016

Investments in affordable housing partnerships, net	$260,112	$236,787
Other borrowings for affordable housing limited partnerships	$17,481	$17,661
Investments in affordable housing pertnerships, unfunded commitments	$124,657	$115,038
Investments in alternative energy tax credit partnerships, net	$12,759	$14,290

     At December 31, 2017, eight of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s Consolidated Financial Statements increased total assets and liabilities by $23.6 million at December 31, 2017, and by $23.7 million at December 31, 2016. Recourse in other borrowings for affordable housing limited partnerships is limited to the assets of the limited partnerships. Unfunded commitments for affordable housing limited partnerships were recorded under other liabilities.

The Company’s unfunded commitments related to investments in qualified affordable housing partnerships, net, are estimated to be paid as follows:

Amount
Year Ending December 31,	(In thousands)
2018	$54,817
2019	37,921
2020	16,528
2021	11,238
2022	728
Thereafter	3,425
Total unfunded commitments	$124,657

     Each of the partnerships must meet regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining tax credits to be utilized over a multiple-year period are $190.6 million for Federal and $2.7 million for state as of December 31, 2017. Losses in excess of the Bank’s investment in three limited partnerships have not been recorded in the Company’s Consolidated Financial Statements because the Company had fully satisfied all capital commitments required under the respective limited partnership agreements. In 2017, the Bank took a $2.6 million pretax write-down of low income housing tax credit investments, as a result of the enactment of the Tax Cuts and Jobs Act.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table summarizes the Company’s usage of affordable housing and other tax credits including energy tax credits.

	As of December 31,
(In thousands)	2017	2016	2015

Affordable housing and other tax credits recognized	$17,727	$13,422	$10,100
Alternative energy tax credit usage	$3,301	$24,472	$21,000

7.     Premises and Equipment

      Premises and equipment consisted of the following as of December 31, 2017, and December 31, 2016:

	As of December 31,
	2017	2016
	(In thousands)
Land and land improvements	$42,476	$42,455
Building and building improvements	79,179	78,463
Furniture, fixtures and equipment	53,529	51,654
Leasehold improvement	15,496	15,546
Construction in process	335	703
	191,015	188,821
Less: Accumulated depreciation/amortization	87,951	83,214
Premises and equipment, net	$103,064	$105,607

The amount of depreciation/amortization included in operating expense was $6.5 million in 2017, $6.8 million in 2016, and $7.0 million in 2015.

8.	Deposits

The following table displays deposit balances as of December 31, 2017, and December 31, 2016:

	As of December 31,
	2017	2016
	(In thousands)

Demand	$2,783,127	$2,478,107
NOW accounts	1,410,519	1,230,445
Money market accounts	2,248,271	2,198,938
Saving accounts	857,199	719,949
Time deposits	5,390,777	5,047,287
Total	$12,689,893	$11,674,726

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Time deposits outstanding as of December 31, 2017, mature as follows.

	Expected Maturity Date at December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
(In thousands)
Time deposits	$4,724,089	$532,188	$133,824	$73	$592	$11	$5,390,777

Accrued interest payable on customer deposits was $4.4 million at December 31, 2017, $2.9 million at December 31, 2016, and $3.4 million at December 31, 2015. The following table summarizes the interest expense on deposits by account type for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Interest bearing demand	$2,242	$1,740	$1,406
Money market accounts	15,062	13,308	10,138
Saving accounts	1,772	1,046	901
Time deposits	46,768	43,327	39,443
Total	$65,844	$59,421	$51,888

The aggregate amount of domestic time deposits in denominations that meet or exceed the current FDIC insurance limit of $250,000 was $1.9 billion and $1.8 billion as of December 31, 2017 and 2016, respectively. Foreign offices time deposits of $152.0 million and $137.7 million as of December 31, 2017 and 2016, respectively, were in denominations of $250,000 or more.

9.	Borrowed Funds

Securities Sold under Agreements to Repurchase. Securities sold under agreements to repurchase were $100.0 million with a weighted average rate of 2.86% at December 31, 2017, compared to $350.0 million with a weighted average rate of 4.06% at December 31, 2016. As of December 31, 2017, two fixed rate non-callable securities sold under agreements to repurchase totaled $100 million with a weighted average rate of 2.86%, compared to three fixed rate non-callable securities sold under agreements to repurchase totaling $150 million with a weighted average rate of 2.81% as of December 31, 2016. Final maturity for the two fixed rate non-callable securities sold under agreements to repurchase is $50.0 million in June 2018 and $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $108.4 million as of December 31, 2017, and $372.0 million as of December 31, 2016.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	2017	2016	2015
	(Dollars in thousands)

Average amount outstanding during the year (1)	$136,849	$381,967	$400,822
Maximum amount outstanding at month-end (2)	150,000	400,000	400,000
Balance, December 31	100,000	350,000	400,000
Rate, December 31	2.86%	4.06%	3.89%
Weighted average interest rate for the year	3.11%	4.01%	3.95%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were January 2017, January 2016, and January 2015.

As of December 31, 2017, over-night borrowings from the FHLB were $325.0 million at a rate of 1.41% compared to $275.0 million at a rate of 0.55% at December 31, 2016. As of December 31, 2017, the advances from the FHLB were $105 million at a rate of 1.41% compared to $75 million at a rate of 1.48% as of December 31, 2016. As of December 31, 2017, final maturity for the FHLB advances is $30 million in March 2018, $15 million in April 2018, $5 million in July 2018, and $5 million in October 2018, and $50 million in December 2019.

Pursuant to the Stock Purchase Agreement with Bank SinoPac Co. Ltd, the Company paid $100 million of the purchase price on November 14, 2017. The residual payable balance of $35.2 million has a floating rate of three-month LIBOR rate plus 150 basis points. As of December 31, 2017, outstanding payable balance of $35.2 million is accruing interest at a rate of 2.8% of which 50%, 30%, and 20% will be disbursed annually over three years on the anniversary date, respectively.

On October 12, 2017, the Bank entered into a term loan agreement of $75.0 million with U.S. Bank. The loan has a floating rate of one-month LIBOR plus 175 basis points. As of December 31, 2017, the term loan has an interest rate of 3.125%. The principal amount of the long-term debt from U.S. Bank is due and payable in consecutive quarterly installments in the amount of $4.7 million each on the last day of each calendar quarter commencing December 31, 2018, with the final installment due and payable on October 12, 2020.

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

Interest of $87,000 during 2017, $83,000 during 2016, and $79,000 during 2015 was accrued on the deferred bonuses. The balance was $1.8 million at December 31, 2017, and $1.7 million at December 31, 2016.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

10.	Capital Resources

Total equity was $1.97 billion at December 31, 2017, an increase of $144.8 million, or 7.9%, from $1.83 billion at December 31, 2016, primarily due to increases in net income of $176.0 million, equity consideration for the acquisition of SinoPac Bancorp of $34.9 million, proceeds from dividend reinvestment of $2.5 million, proceeds from exercise of stock options of $1.1 million, and in other comprehensive income of $1.2 million offset by shares withheld related to net share settlement of RSUs of $6.8 million and common stock cash dividends of $69.9 million. The Company paid cash dividends of $0.87 per common share in 2017 and $0.75 per common share in 2016.

The U.S. Treasury received warrants to purchase common stock of 1,846,374 shares at an exercise price of $20.96, which will expire on December 5, 2018, as part of the Company’s participation in the U.S. Treasury Troubled Asset Relief Program Capital Purchase Program. As a result of the anti-dilution adjustments under the warrant, the exercise price at December 31, 2017, has been adjusted to $20.41 and the number of warrants increased by 1.03%. At December 31, 2017, 943,327 warrants remain exercisable compared to 943,345 warrants at December 31, 2016.

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

On February 1, 2016, the Board of Directors approved a new stock repurchase program to buy back up to $45.0 million of our common stock. In 2016, the Company repurchased 1,380,578 shares for $37.5 million, or $27.13 per share under the February 2016 repurchase program. As of December 31, 2017, the Company may repurchase up to $7.5 million of its common stock under the February 2016 repurchase program.

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

The five special purpose trusts are considered variable interest entities. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the Consolidated Financial Statements of the Company. The Junior Subordinated Notes, all of which were issued before May 19, 2010, are currently included in the Tier 2 capital of the Bancorp for regulatory capital purposes. Under the Dodd-Frank Act, trust preferred securities issued before May 19, 2010 by bank holding companies with assets of less than $15 billion as of December 31, 2019 continue to qualify for Tier 1 capital treatment. As of December 31, 2017, the Company’s assets grew past the $15 billion threshold which no longer qualifies the Junior Subordinated Notes as Tier 1 capital for regulatory reporting purposes. The Junior Subordinated Notes qualify as Tier 1 capital for regulatory reporting purposes at December 31, 2016 and 2015. Interest expense, excluding impact of cash flow interest rate swaps entered into during June 2014, on the Junior Subordinated Notes was $4.1 million for 2017, $3.5 million for 2016, and $3.0 million for 2015.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

      The table below summarizes the outstanding Junior Subordinated Notes issued by the Company to each trust as of December 31, 2017:

		Principal	Not			Current	Date of	Payable/
	Issuance	Balance of	Redeemable	Stated	Annualized	Interest	Rate	Distribution
Trust Name	Date	Notes	Until	Maturity	Coupon Rate	Rate	Change	Date
(Dollars in thousands)
Cathay Capital Trust I	June 26,	$20,619	June 30,	June 30,	3-month	4.84%	December 30,	March 30
	2003		2008	2033	LIBOR		2017	June 30
					+ 3.15%			September 30
								December 30
Cathay Statutory Trust I	September 17,	20,619	September 17,	September 17,	3-month	4.60%	December 18,	March 17
	2003		2008	2033	LIBOR		2017	June 17
					+ 3.00%			September 17
								December 17
Cathay Capital Trust II	December 30,	12,887	March 30,	March 30,	3-month	4.59%	December 30,	March 30
	2003		2009	2034	LIBOR		2017	June 30
					+ 2.90%			September 30
								December 30
Cathay Capital Trust III	March 28,	46,392	June 15,	June 15,	3-month	3.07%	December 15,	March 15
	2007		2012	2037	LIBOR		2017	June 15
					+ 1.48%			September 15
								December 15
Cathay Capital Trust IV	May 31,	18,619	September 6,	September 6,	3-month	2.91%	December 6,	March 6
	2007		2012	2037	LIBOR		2017	June 6
					+ 1.4%			September 6
								December 6
Total Junior Subordinated Notes		$119,136

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

11.     Income Taxes

     For the years ended December 31, 2017, 2016, and 2015, the current and deferred amounts of the income tax expense are summarized as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current:
Federal	$59,433	$28,788	$31,587
State	28,278	22,364	26,396
Total Current	$87,711	$51,152	$57,983

Deferred:
Federal	$31,818	11,775	$3,738
State	2,736	4,174	(1,734)
Total Deferred	$34,554	$15,949	$2,004
Total income tax expense	$122,265	$67,101	$59,987

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes. Net deferred tax assets at December 31, 2017, and at December 31, 2016, are included in other assets in the accompanying Consolidated Balance Sheets and are as follows:

	As of December 31,
	2017	2016
	(In thousands)
Deferred Tax Assets
Loan loss allowance, due to differences in computation of bad debts	$37,157	$51,192
Share-based compensation	2,630	4,729
Accrual for bonuses	630	6,095
Non-accrual interest	2,100	4,246
Write-down on equity securities and venture capital investments	2,561	4,437
Depreciation and amortization	1,564	8,334
State tax	6,783	6,426
Unrealized loss on interest rate swaps	1,158	1,763
Unrealized loss on securities available-for-sale, net	-	1,121
Investment in affordable housing partnerships	580	-
Basis difference in acquired assets	1,676	-
Tax credits carried forward	9,278	-
Net operating loss carried forward	18,375	-
Other, net	3,279	3,598
Gross deferred tax assets	87,771	91,941

Deferred Tax Liabilities
Deferred loan costs	(7,655)	(8,695)
Investment in affordable housing partnerships	-	(2,659)
Basis difference in acquired assets	-	(4,841)
Dividends on Federal Home Loan Bank common stock	(1,021)	(1,322)
Other, net	(3,758)	(3,228)
Gross deferred tax liabilities	(12,434)	(20,745)
Net deferred tax assets	$75,337	$71,196

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The Company had income tax refunds receivables of $7.2 million at December 31, 2017, and $14.6 million at December 31, 2016. These income tax receivables are included in other assets in the accompanying Consolidated Balance Sheets.

On December 22, 2017, the Tax Cuts and Jobs Act, was enacted into law and as a result, during the fourth quarter of 2017, the Company recorded $23.4 million of additional income tax expense related to the revaluation of the Company’s deferred tax assets and a $2.6 million pretax write-down of low income housing tax credit investments.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2014 and by the California Franchise Tax Board back to 2013. It is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

      Income tax expense results in effective tax rates that differ from the statutory Federal income tax rate for the years indicated as follows:

	Year Ended December 31,
	2017		2016		2015
	(Dollars in thousands)
Tax provision at Federal statutory rate	$104,407	35.0%	$84,770	35.0%	$77,384	35.0%
State income taxes, net of Federal income tax benefit	20,616	6.9	17,250	7.1	14,656	6.6
Deferred taxes write-down due to Tax Cuts and Jobs Act	23,365	7.8	-	-	-	-
Excess deduction for stock option and RSUs	(3,146)	(1.0)	-	-	-	-
Non-taxable bargain purchase gain	(1,970)	(0.7)	-	-	-	-
Low income housing and other tax credits	(20,656)	(6.9)	(37,901)	(15.6)	(30,986)	(14.0)
Non-deductible stock options expense	-	-	3,469	1.4	-	-
Other, net	(351)	(0.1)	(487)	(0.2)	(1,067)	(0.5)
Total income tax expense	$122,265	41.0%	$67,101	27.7%	$59,987	27.1%

12.     Stockholders’ Equity and Earnings per Share

       As a bank holding company, the Bancorp’s ability to pay dividends will depend upon the dividends it receives from the Bank and on the income it may generate from any other activities in which it may engage, either directly or through other subsidiaries.

Under California banking law, the Bank may not, without regulatory approval, pay a cash dividend that exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2017, is restricted to approximately $39.3 million.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the years ended December 31, 2017, and 2016 was as follows:

	2017			2016

	Pre-tax	Tax expense/ (Benefit)	Net-of-tax	Pre-tax	Tax expense/ (Benefit)	Net-of-tax
Beginning balance, loss, net of tax	(In thousands)
Securities available-for-sale			$(1,545)			$(5,431)
Cash flow hedge derivatives			(2,170)			(2,995)
Total			$(3,715)			$(8,426)
Net unrealized gains arising during the period
Securities available-for-sale	$1,843	$775	$1,068	$11,603	$4,878	$6,725
Cash flow hedge derivatives	1,241	522	719	1,423	598	825
Total	3,084	1,297	1,787	13,026	5,476	7,550
Reclassification adjustment for net gains included in net income
Securities available-for-sale	(1,006)	(423)	(583)	(4,898)	(2,059)	(2,839)
Cash flow hedge derivatives	-	-	-	-	-	-
Total	(1,006)	(423)	(583)	(4,898)	(2,059)	(2,839)
Total other comprehensive income
Securities available-for-sale	837	352	485	6,705	2,819	3,886
Cash flow hedge derivatives	1,241	522	719	1,423	598	825
Total	$2,078	$874	$1,204	$8,128	$3,417	$4,711
Ending balance, loss, net of tax
Securities available-for sale			$(1,060)			$(1,545)
Cash flow hedge derivatives			(1,451)			(2,170)
Total			$(2,511)			$(3,715)

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

      The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	2017			2016			2015
			Per			Per			Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except shares and per share data)
Net income	$176,042			$175,099			$161,109
Basic EPS, income	$176,042	80,262,782	$2.19	$175,099	79,153,762	$2.21	$161,109	80,563,577	$2.00
Effect of dilutive stock options		741,768			775,500			731,219

Diluted EPS, income	$176,042	81,004,550	$2.17	$175,099	79,929,262	$2.19	$161,109	81,294,796	$1.98

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Options to purchase an additional 20,443 shares at December 31, 2017, and 242,419 shares at December 31, 2016, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

      Financial instruments for which contract amounts represent the amount of credit risk include the following:

	As of December 31,
	2017	2016
	(In thousands)
Commitments to extend credit	$2,366,368	$2,062,241
Standby letters of credit	140,814	75,396
Commercial letters of credit	27,353	37,283
Bill of lading guarantees	24	75
Total	$2,534,559	$2,174,995

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

      As of December 31, 2017, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

As of December 31, 2017, commitments to extend credit of $2.4 billion include commitments to fund fixed rate loans of $99.1 million and adjustable rate loans of $2.3 billion.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

      Leases. The Company is obligated under a number of operating leases for premises and equipment with terms ranging from one to 25 years, many of which provide for periodic adjustment of rentals based on changes in various economic indicators. Rental expense was $12.0 million for 2017, $10.2 million for 2016, and $9.3 million for 2015. The following table shows future minimum payments under operating leases with terms in excess of one year as of December 31, 2017.

Year Ending December 31,	Commitments
(In thousands)
2018	$10,076
2019	7,720
2020	5,839
2021	4,996
2022	4,012
Thereafter	7,463
Total minimum lease payments	$40,106

      Rental income was $0.4 million for 2017, $0.4 million for 2016, and $0.3 million for 2015. The following table shows future rental payments to be received under operating leases with terms in excess of one year as of December 31, 2017:

Year Ending December 31,	Commitments
(In thousands)
2018	$337
2019	186
2020	91
2021	49
Thereafter	25
Total minimum lease payments to be received	$688

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

In May 2014, the Bancorp entered into five interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 1.6%. As of December 31, 2017, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $1.5 million, net of taxes, was included in other comprehensive income compared to unrealized loss of $2.2 million at December 31, 2016. For the year ended December 31, 2017, the periodic net settlement of interest rate swaps included in interest expense was $1.7 million compared to $2.3 million in 2016. As of December 31, 2017, and 2016, the ineffective portion of these interest rates swaps was not significant.

As of December 31, 2017, the Bank’s outstanding interest rate swap contracts had a notional amount of $540.4 million for various terms from two to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.6% and receives a variable rate at the one month LIBOR rate plus a weighted average spread of 289 basis points, or at a weighted average rate of 4.3%. As of December 31, 2017, and 2016, the notional amount of fair value interest rate swaps was $540.4 million and $361.5 million with unrealized gains of $5.0 million and $938,000, respectively, were included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $2.4 million in 2017 compared to $3.6 million in 2016. As of December 31, 2017, and 2016, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $4.5 million as of December 31, 2017 and $6.9 million as of December 31, 2016.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheet. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At December 31, 2017, the notional amount of option contracts totaled $1.0 million with a net negative fair value of $9,000. At December 31, 2017, spot, forward, and swap contracts in the total notional amount of $108.5 million had a positive fair value of $1.8 million. Spot, forward, and swap contracts in the total notional amount of $32.1 million had a negative fair value of $453,000 at December 31, 2017. At December 31, 2016, the notional amount of option contracts totaled $12.1 million with a net negative fair value of $121,000. At December 31, 2016, spot, forward, and swap contracts in the total notional amount of $82.4 million had a positive fair value of $1.3 million. Spot, forward, and swap contracts in the total notional amount of $89.5 million had a negative fair value of $3.1 million at December 31, 2016.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at December 31, 2017, and at December 31, 2016:

As of December 31, 2017	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$249,520	$-	$-	$249,520
U.S. government agency entities	-	8,988	-	8,988
U.S. government sponsored entities	-	390,336	-	390,336
State and municipal securities	-	1,914	-	1,914
Mortgage-backed securities	-	571,969	-	571,969
Collateralized mortgage obligations	-	1,516	-	1,516
Corporate debt securities	-	81,281	-	81,281
Mutual funds	6,230	-	-	6,230
Preferred stock of government sponsored entities	10,102	-	-	10,102
Other equity securities	11,770	-	-	11,770
Total securities available-for-sale	277,622	1,056,004	-	1,333,626
Warrants	-	-	91	91
Interest rate swaps	-	5,218	-	5,218
Foreign exchange contracts	-	1,832	-	1,832
Total assets	$277,622	$1,063,054	$91	$1,340,767

Liabilities

Option contracts	$-	$9	$-	$9
Interest rate swaps	-	2,699	-	2,699
Foreign exchange contracts	-	453	-	453
Total liabilities	$-	$3,161	$-	$3,161

As of December 31, 2016	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$489,017	$-	$-	$489,017
U.S. government sponsored entities	-	390,331	-	390,331
Mortgage-backed securities	-	336,260	-	336,260
Collateralized mortgage obligations	-	28	-	28
Corporate debt securities	-	74,350	-	74,350
Mutual funds	6,230	-	-	6,230
Preferred stock of government sponsored entities	7,308	-	-	7,308
Other equity securities	10,821	-	-	10,821
Total securities available-for-sale	513,376	800,969	-	1,314,345
Warrants	-	-	79	79
Interest rate swaps	-	938	-	938
Foreign exchange contracts	-	1,302	-	1,302
Total assets	$513,376	$803,209	$79	$1,316,664

Liabilities

Option contracts	$-	$121	$-	$121
Interest rate swaps	-	3,744	-	3,744
Foreign exchange contracts	-	3,132	-	3,132
Total liabilities	$-	$6,997	$-	$6,997

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at December 31, 2017 and 2016, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at December 31, 2017, and at December 31, 2016, and the total losses for the periods indicated:

	As of December 31, 2017				Total Losses/(Gains)
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2017	December 31, 2016
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$18,097	$18,097	$25	$322
Commercial mortgage loans	-	-	31,459	31,459	-	-
Residential mortgage and equity lines	-	-	11,355	11,355	-	-
Total impaired loans	-	-	60,911	60,911	25	322
Other real estate owned (1)	-	5,677	4,322	9,999	457	9
Investments in venture capital and private company stock	-	-	2,583	2,583	392	976
Total assets	$-	$5,677	$67,816	$73,493	$874	$1,307

(1) Other real estate owned balance of $9.4 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2016				Total Losses/(Gains)
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2016	December 31, 2015
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$2,813	$2,813	$322	$806
Commercial mortgage loans	-	-	9,444	9,444	-	598
Residential mortgage and equity lines	-	-	11,679	11,679	-	146
Total impaired loans	-	-	23,936	23,936	322	1,550
Other real estate owned (1)	-	6,006	4,372	10,378	9	404
Investments in venture capital and private company stock	-	-	3,667	3,667	976	553
Total assets	$-	$6,006	$31,975	$37,981	$1,307	$2,507

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

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are the expected life of warrant ranging from 1 to 6 years, risk-free interest rate from 1.83% to 2.57%, and stock volatility of the Company from 4.7% to 12.4%.

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

      Fair value was estimated in accordance with ASC Topic 825. Fair value estimates were made at specific points in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument and therefore do not represent an “exit price”. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates were subjective in nature and involved uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Fair Value of Financial Instruments

	December 31, 2017		December 31, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$247,056	$247,056	$218,017	$218,017
Short-term investments	292,745	292,745	967,067	967,067
Securities available-for-sale	1,333,626	1,333,626	1,314,345	1,314,345
Loans held for sale	8,000	8,000	7,500	7,500
Loans, net	12,743,766	12,663,049	11,077,315	11,006,344
Investment in Federal Home Loan Bank stock	23,085	23,085	17,250	17,250
Warrants	91	91	79	79

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$108,530	$1,832	$82,439	$1,302
Interest rate swaps	514,159	5,218	361,526	938

Financial Liabilities	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Deposits	$12,689,893	$12,700,674	$11,674,726	$11,680,017
Securities sold under agreements to repurchase	100,000	100,163	350,000	351,989
Advances from Federal Home Loan Bank	430,000	429,482	350,000	350,062
Other borrowings	52,885	51,075	17,662	15,944
Long-term debt	194,136	141,865	119,136	63,169

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$1,014	$9	$12,117	$121
Foreign exchange contracts	32,127	453	89,545	3,132
Interest rate swaps	145,399	2,699	119,136	3,744

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$2,366,368	$(7,224)	$2,062,241	$(6,025)
Standby letters of credit	140,814	(1,805)	75,396	(668)
Other letters of credit	27,353	(52)	37,283	(16)
Bill of lading guarantees	24	(0)	75	(0)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the level in the fair value hierarchy for the estimated fair values of only financial instruments that are not already on the Consolidated Balance Sheets at fair value at December 31, 2017, and December 31, 2016.

	As of December 31, 2017
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$247,056	$247,056	$-	$-
Short-term investments	292,745	292,745	-	-
Securities available-for-sale	1,333,626	277,622	1,056,004	-
Loans held-for-sale	8,000	-	-	8,000
Loans, net	12,663,049	-	-	12,663,049
Investment in Federal Home Loan Bank stock	23,085	-	23,085	-
Warrants	91	-	-	91
Financial Liabilities
Deposits	12,700,674	-	-	12,700,674
Securities sold under agreement to repurchase	100,163	-	100,163	-
Advances from Federal Home Loan Bank	429,482	-	429,482	-
Other borrowings	51,075	-	-	51,075
Long-term debt	141,865	-	141,865	-

	As of December 31, 2016
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$218,017	$218,017	$-	$-
Short-term investments	967,067	967,067	-	-
Securities available-for-sale	1,314,345	513,376	800,969	-
Loans held-for-sale	7,500	-	-	7,500
Loans, net	11,006,344	-	-	11,006,344
Investment in Federal Home Loan Bank stock	17,250	-	17,250	-
Warrants	79	-	-	79
Financial Liabilities
Deposits	11,680,017	-	-	11,680,017
Securities sold under agreement to repurchase	351,989	-	351,989	-
Advances from Federal Home Loan Bank	350,062	-	350,062	-
Other borrowings	15,944	-	-	15,944
Long-term debt	63,169	-	63,169	-

17.      Employee Benefit Plans

     Employee Stock Ownership Plan. Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company can make annual contributions to a trust in the form of either cash or common stock of the Bancorp for the benefit of eligible employees. Employees are eligible to participate in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for each of two consecutive years for salaried part-time employees. The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations. The Company also pays for the administration of this plan and of the trust. The Company has not made contributions to the trust since 2004 and does not expect to make any contributions in the future. Effective June 17, 2004, the ESOP was amended to provide the participants the election either to reinvest the dividends on the Company stock allocated to their accounts or to have these dividends distributed to the participant. The ESOP trust purchased 16,458 shares in 2017, 19,377 shares in 2016, and 18,012 shares in 2015, of the Bancorp’s common stock at an aggregate cost of $646,000 in 2017, $600,000 in 2016, and $541,000 in 2015. The distribution of benefits to participants totaled 57,014 shares in 2017, 103,367 shares in 2016, and 107,202 shares in 2015. As of December 31, 2017, the ESOP owned 865,167 shares, or 1.1%, of the Company’s outstanding common stock.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

401(k) Plan. In 1997, the Board approved the Company’s 401(k) Profit Sharing Plan, which began on March 1, 1997. Salaried employees who have completed three months of service and have attained the age of 21 are eligible to participate. Enrollment dates are on the first of each month. Participants may contribute up to 75% of their eligible compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code. Participants may change their contribution election on the enrollment dates. The vesting schedule for the matching contribution is 0% for less than two years of service, 25% after two years of service and from then on, at an increment of 25% each year until 100% is vested after five years of service. Effective on October 1, 2014, the Company matches 100% on the first 4.0% of eligible compensation contributed per pay period by the participant, after one year of service. The Company’s contribution amounted to $2.3 million in 2017, $2.1 million in 2016, and $2.0 million in 2015. The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulations. Participants may also borrow up to 50% of the vested amount, with a maximum of $50,000. The minimum loan amount is $1,000.

18.        Equity Incentive Plans

In May 2015, the stockholders of the Company approved, the amended, and restated 2005 Incentive Plan which provides that 3,562,168 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, or as restricted stock, or as restricted stock units. As of December 31, 2017, the only options granted by the Company under the 2005 Incentive Plan, as amended and restated, were non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events). If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. There were no options granted during the three years ended 2017. The Company expects to issue new shares to satisfy stock option exercises and the vesting of restricted stock units.

Cash received from exercises of stock options totaled $1.1 million for 46,790 shares in 2017, $7.7 million for 327,830 shares in 2016, and $5.0 million for 214,580 shares in 2015. Aggregate intrinsic value for options exercised was $663,000 in 2017 compared to $4.0 million in 2016.

A summary of stock option activity for 2017, 2016, and 2015 follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in thousands)
Balance, December 31, 2014	2,332,904	32.34	1.2	$1,388
Exercised	(214,580)	$23.37
Forfeited	(1,087,154)	35.13
Balance, December 31, 2015	1,031,170	31.27	0.9	$3,268
Exercised	(327,830)	$23.37
Forfeited	(620,670)	36.50
Balance, December 31, 2016	82,670	23.37	1.1	$1,211
Exercised	(46,790)	$23.37
Balance, December 31, 2017	35,880	23.37	0.1	$675
Exercisable, December 31, 2017	35,880	$23.37	0.1	$675

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

At December 31, 2017, 2,776,289 shares were available under the 2005 Incentive Plan for future grants.

In addition to stock options, the Company also grants restricted stock units to eligible employees which vest subject to continued employment at the vesting dates.

The Company granted restricted stock units for 87,781 shares at an average closing price of $38.59 per share in 2017, 88,693 shares at an average closing price of $30.37 per share in 2016, and for 72,900 shares at an average closing price of $28.11 per share in 2015. The restricted stock units granted are scheduled to vest three years from grant date.

In December 2013, the Company granted performance share unit awards in which the number of units earned is calculated based on the relative total shareholder return (“TSR”) of the Company’s common stock as compared to the TSR of the KBW Regional Banking Index. In addition, the Company granted performance share unit awards in which the number of units earned is determined by comparison to the targeted EPS as defined in the award for the 2014 to 2016 period. In December 2016, in addition to TSR and EPS awards, the Company granted performance share unit awards in which the number of units earned is determined by comparison to the targeted return of assets ROA as defined in the award for December 2016. Performance TSR restricted stock units for 119,840 shares and performance EPS restricted stock units for 116,186 shares were granted to eight executive officers in 2013. In December 2014, the Company granted additional performance TSR restricted stock units for 60,456 shares and performance EPS restricted stock units for 57,642 shares were granted to seven executive officers. In December 2015, the Company granted additional performance TSR restricted stock units for 61,209 shares and performance EPS restricted stock units for 57,409 shares were granted to seven executive officers. In December 2016, the Company granted additional performance TSR restricted stock units for 30,319 shares, performance EPS restricted stock units for 58,241 shares, and performance ROA restricted stock units for 29,119 shares were granted to seven executive officers. In December 2017, the Company granted additional performance TSR restricted stock units for 23,556 shares and performance ROA restricted stock units for 22,377 shares to six executive officers. Performance TSR, performance EPS, and performance ROA share awarded are scheduled to vest three years from grant date.

The following table presents restricted stock unit activity for 2017, 2016, and 2015:

Units
Balance at December 31, 2014	386,465
Granted	191,518
Vested	(26,924)
Cancelled or forfeited	(8,684)
Balance at December 31, 2015	542,375
Granted	206,372
Vested	(13,780)
Cancelled or forfeited	(7,548)
Balance at December 31, 2016	727,419
Granted	247,045
Vested	(395,502)
Cancelled or forfeited	(17,352)
Balance at December 31, 2017	561,610

All awards are deemed probable of issuance and the compensation expense recorded for restricted stock units was $5.2 million in 2017, $4.4 million in 2016, and $4.5 million in 2015. Unrecognized stock-based compensation expense related to restricted stock units was $9.5 million at December 31, 2017, and is expected to be recognized over the next two years.

The Company adopted ASU 2016-09 in 2017 where all excess tax benefits and tax deficiencies from share based payments are recognized as income tax expense or benefit in the income statement instead of the previous accounting which credited excess tax benefits to additional paid-in capital and tax deficiencies as a charge to income tax expense or as an offset to accumulated excess tax benefits, if any. In 2015, the Company recognized a short-fall of tax deductions in excess of grant-date fair value of $5.4 million and a benefit of tax deductions on grant-date fair value of $6.5 million for a total benefit of tax deductions of $1.1 million.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

19.     Condensed Financial Information of Cathay General Bancorp

The condensed financial information of the Bancorp as of December 31, 2017, and December 31, 2016, and for the years ended December 31, 2017, 2016, and 2015 is as follows:

Balance Sheets

	As of December 31,
	2017	2016
	(In thousands, except
	share and per share data)
Assets
Cash	$44,645	$34,596
Cash pledged as margin for interest rate swaps	4,506	6,895
Short-term certificates of deposit	327	325
Securities available for sale	19,806	18,129
Investment in Cathay Bank subsidiary	2,134,445	1,879,868
Investment in non-bank subsidiaries	4,799	5,448
Other assets	6,831	6,674
Total assets	$2,215,359	$1,951,935
Liabilities
Junior subordinated debt	$119,136	$119,136
Long-term Debt	75,000	-
Deferred payments from acquisition	35,404	-
Other liabilities	12,515	4,260
Total liabilities	242,055	123,396
Commitments and contingencies	-	-
Stockholders' equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 89,104,022 issued and 80,893,379 outstanding at December 31, 2017, and 87,820,920 issued and 79,610,277 outstanding at December 31, 2016	891	878
Additional paid-in-capital	932,874	895,480
Accumulated other comprehensive loss, net	(2,511)	(3,715)
Retained earnings	1,281,639	1,175,485
Treasury stock, at cost (8,210,643 shares at December 31, 2017, and at December 31, 2016)	(239,589)	(239,589)
Total stockholders' equity	1,973,304	1,828,539
Total liabilities and stockholders' equity	$2,215,359	$1,951,935

Statements of Operations

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash dividends from Cathay Bank and Far East National Bank	$265,207	$113,448	$163,301
Cash dividends from GBC Venture Capital	-	950	-
Interest income	221	48	68
Interest expense	7,637	5,791	5,776
Non-interest income/(loss)	1,909	(488)	(1,858)
Gain from acquisition	5,628	-	-
Non-interest expense	6,726	3,756	4,644
Income before income tax benefit	258,602	104,411	151,091
Income tax benefit	(5,687)	(4,199)	(5,134)
Income before undistributed earnings of subsidiaries	264,289	108,610	156,225
Undistributed earnings of subsidiary	(88,247)	66,489	4,884
Net income	$176,042	$175,099	$161,109

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from Operating Activities
Net income	$176,042	$175,099	$161,109
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	88,247	(67,770)	(4,884)
Dividends in excess of earnings of non-bank subsidiaries	-	1,281	-
Write-downs on venture capital and other investments	254	503	468
Write-downs on impaired securities	-	206	-
Loss in fair value of warrants	(12)	(17)	-
Stock issued to directors as compensation	550	550	495
Excess tax short-fall from stock options	-	-	5,348
Net change in other assets	(2,138)	(1,136)	619
Net change in other liabilities	5,949	(756)	(5,438)
Net cash provided by operating activities	268,892	107,960	157,717
Cash flows from Investment Activities
(Increase)/decrease in short-term investment	(2)	23,999	(1,121)
Proceeds from sale of available-for-sale securities	12,580	294	-
Purchase of available-for-sale securities	(2,759)	-	(410)
Venture capital and other investments	671	134	-
Acquisitions, net of cash acquired	(275,328)	-	(57,006)
Net cash (used in)/provided by investment activities	(264,838)	24,427	(58,537)
Cash flows from Financing Activities
Proceeds of issuance of long-term debt	75,000	-	-
Cash dividends	(69,888)	(59,274)	(45,283)
Proceeds from shares issued under the Dividend Reinvestment Plan	2,528	2,277	4,175
Proceeds from exercise of stock options	1,094	7,661	5,014
Taxes paid related to net share settlement of RSUs	(5,128)	(103)	(227)
Excess tax short-fall from share-based payment arrangements	-	-	(5,348)
Purchase of treasury stock	-	(54,441)	(59,412)
Net cash used in financing activities	3,606	(103,880)	(101,081)
Increase/(Decrease) in cash and cash equivalents	7,660	28,507	(1,901)
Cash and cash equivalents, beginning of the year	41,491	12,984	14,885
Cash and cash equivalents, end of the year	$49,151	$41,491	$12,984

20.       Dividend Reinvestment Plan

      The Company has a Dividend Reinvestment Plan which allows for participants’ reinvestment of cash dividends and certain optional additional investments in the Bancorp’s common stock. Shares issued under the plan and the consideration received were 65,044 shares for $2.5 million in 2017, 72,231 shares for $2.3 million in 2016, and 148,582 shares for $4.2 million in 2015.

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

      The Federal Deposit Insurance Corporation has established five capital ratio categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A well capitalized institution must have a common equity tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%. At December 31, 2017 and 2016, the Bank qualified as well capitalized under the regulatory framework for prompt corrective action.

The Bancorp’s and the Bank’s capital and leverage ratios as of December 31, 2017, and December 31, 2016, are presented in the tables below:

	Cathay General Bancorp				Cathay Bank
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Common equity Tier 1 capital ( to risk-weighted assets)	$1,572,025	12.19	$1,459,351	12.84	$1,734,719	13.46	$1,515,096	13.35
Common equity Tier 1 capital minimum requirement	580,552	4.50	511,590	4.50	579,921	4.50	510,582	4.50
Excess	$991,473	7.69	$947,761	8.34	$1,154,798	8.96	$1,004,514	8.85

Tier 1 capital (to risk-weighted assets)	$1,572,025	12.19	$1,574,806	13.85	$1,734,719	13.46	$1,515,096	13.35
Tier 1 capital minimum requirement	774,070	6.00	682,120	6.00	773,229	6.00	680,776	6.00
Excess	$797,955	6.19	$892,686	7.85	$961,490	7.46	$834,320	7.35

Total capital (to risk-weighted assets)	$1,820,860	14.11	$1,702,144	14.97	$1,862,806	14.45	$1,637,286	14.43
Total capital minimum requirement	1,032,093	8.00	909,493	8.00	1,030,971	8.00	907,701	8.00
Excess	$788,767	6.11	$792,651	6.97	$831,835	6.45	$729,585	6.43

Tier 1 capital (to average assets) – Leverage ratio	$1,572,025	10.35	$1,574,806	11.57	$1,734,719	11.82	$1,515,096	11.16
Minimum leverage requirement	607,349	4.00	544,614	4.00	586,959	4.00	543,059	4.00
Excess	$964,676	6.35	$1,030,192	7.57	$1,147,760	7.82	$972,037	7.16

Risk-weighted assets	$12,901,161		$11,368,663		$12,887,142		$11,346,260
Total average assets (1)	$15,183,720		$13,615,348		$14,673,981		$13,576,477

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

Financial instruments that are eligible for offset in the condensed consolidated balance sheets, as of December 31, 2017, and December 31, 2016, are presented in the following tables:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
December 31, 2017	(In thousands)

Assets:
Derivatives	$5,218	$-	$5,218	$-	$-	$5,218

Liabilities:
Securities sold under agreements to repurchase	$100,000	$-	$100,000	$-	$(100,000)	$-
Derivatives	$2,699	$-	$2,699	$-	$(2,699)	$-

December 31, 2016

Assets:
Derivatives	$938	$-	$938	$-	$-	$938

Liabilities:
Securities sold under agreements to repurchase	$350,000	$-	$350,000	$-	$(350,000)	$-
Derivatives	$3,744	$-	$3,744	$-	$(3,744)	$-

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

23.	Quarterly Results of Operations (Unaudited)

      The following table sets forth selected unaudited quarterly financial data:

	Summary of Operations
	2017				2016
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Interest income	$155,640	$154,078	$135,629	$130,804	$130,668	$124,155	$121,902	$122,345
Interest expense	22,593	20,882	18,277	18,690	20,766	20,331	20,126	19,977
Net interest income	133,047	133,196	117,352	112,114	109,902	103,824	101,776	102,368

Reversal for credit losses	-	-	-	(2,500)	-	-	(5,150)	(10,500)
Net-interest income after reversal for loan losses	133,047	133,196	117,352	114,614	109,902	103,824	106,926	112,868

Non-interest income	10,466	12,961	6,152	6,718	7,961	8,811	9,057	7,541
Non-interest expense	66,407	61,248	56,658	51,886	53,503	50,737	68,879	51,571
Income before income tax expense	77,106	84,909	66,846	69,446	64,360	61,898	47,104	68,838
Income tax expense	51,166	35,163	15,431	20,505	16,345	15,808	12,273	22,675
Net income	$25,940	$49,746	$51,415	$48,941	$48,015	$46,090	$34,831	$46,163
Net income per common share
Basic	$0.32	$0.62	$0.64	$0.61	$0.61	$0.58	$0.44	$0.58
Diluted	$0.32	$0.61	$0.64	$0.61	$0.60	$0.58	$0.44	$0.57

24.	Subsequent Events

Dividend Declared

On February 15, 2018, the Company’s Board declared first quarter 2018 dividends for the Company’s common stock. The common stock cash dividend of $0.24 per share will be paid on March 12, 2018 to stockholders of record on March 1, 2018.

The Company has evaluated the effect of events that have occurred subsequent to December 31, 2017, through the date of issuance of the Consolidated Financial Statements, and there have been no material events that would require recognition in the Consolidated Financial Statements or disclosure in the notes to the Consolidated Financial Statements.