Form 10-Q
period 2018-03-31
CATHAY GENERAL BANCORP
filed 2018-05-10
CIK 861842

UNITED STATES

securities and exchange commission

Washington, D.C. 20549

form 10-q

[ X ]      quarterly report pursuant to section 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2018

OR

[     ]      transition report pursuant to section 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-31830

Cathay General Bancorp

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

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

Common stock, $.01 par value, 81,240,422 shares outstanding as of April 30, 2018.

CATHAY GENERAL BANCORP AND SUBSIDIARies

1ST quarter 2018 REPORT ON FORM 10-Q

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

These and other factors are further described in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017 (Item 1A in particular), other reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings Bancorp makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak to the date of this report. We have no intention and undertake no obligation to update any forward-looking statement or to publicly announce any revision of any forward-looking statement to reflect future developments or events, except as required by law.

Bancorp’s filings with the SEC are available at the website maintained by the SEC at http://www.sec.gov, or by request directed to Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attention: Investor Relations (626) 279-3286.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	March 31, 2018	December 31, 2017

Assets
Cash and due from banks	$199,713	$247,056
Short-term investments and interest bearing deposits	524,012	292,745
Cash and cash equivalents	723,725	539,801
Securities available-for-sale (amortized cost of $1,271,291 at March 31, 2018 and $1,336,345 at December 31, 2017	1,241,105	1,333,626
Loans held for sale	-	8,000
Loans	13,014,539	12,870,290
Less: Allowance for loan losses	(122,084)	(123,279)
Unamortized deferred loan fees, net	(3,289)	(3,245)
Loans, net	12,889,166	12,743,766
Equity securities	24,154	-
Federal Home Loan Bank stock	17,250	23,085
Other real estate owned, net	9,291	9,442
Affordable housing investments and alternative energy partnerships, net	271,780	272,871
Premises and equipment, net	101,926	103,064
Customers’ liability on acceptances	15,074	13,482
Accrued interest receivable	45,386	45,307
Goodwill	372,189	372,189
Other intangible assets, net	7,803	8,062
Other assets	163,488	167,491
Total assets	$15,882,337	$15,640,186

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$2,741,321	$2,783,127
Interest-bearing deposits:
Demand deposits	1,398,076	1,410,519
Money market deposits	2,203,948	2,248,271
Savings deposits	801,054	857,199
Time deposits	5,867,852	5,390,777
Total deposits	13,012,251	12,689,893

Securities sold under agreements to repurchase	100,000	100,000
Advances from the Federal Home Loan Bank	325,000	430,000
Other borrowings of affordable housing investments	17,434	17,481
Long-term debt	194,136	194,136
Deferred payments from acquisition	35,744	35,404
Acceptances outstanding	15,074	13,482
Other liabilities	172,906	186,486
Total liabilities	13,872,545	13,666,882
Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 89,417,641 issued and 81,206,998 outstanding at March 31, 2018, and 89,104,022 issued and 80,893,379 outstanding at December 31, 2017	894	891
Additional paid-in-capital	934,335	932,874
Accumulated other comprehensive loss, net	(20,906)	(2,511)
Retained earnings	1,335,058	1,281,639
Treasury stock, at cost (8,210,643 shares at March 31, 2018, and at December 31, 2017)	(239,589)	(239,589)
Total equity	2,009,792	1,973,304
Total liabilities and equity	$15,882,337	$15,640,186

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2018	2017
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$151,290	$124,910
Investment securities	6,458	4,406
Federal Home Loan Bank stock	396	412
Deposits with banks	1,556	1,076
Total interest and dividend income	159,700	130,804

Interest Expense
Time deposits	15,728	10,982
Other deposits	4,586	4,446
Securities sold under agreements to repurchase	714	1,550
Advances from Federal Home Loan Bank	971	288
Long-term debt	2,082	1,424
Deferred payments from acquisition	276	-
Total interest expense	24,357	18,690

Net interest income before reversal for credit losses	135,343	112,114
Reversal for credit losses	(3,000)	(2,500)
Net interest income after reversal for credit losses	138,343	114,614

Non-Interest Income
Net losses from equity securities	(3,847)	-
Securities gains/(losses), net	-	(466)
Letters of credit commissions	1,275	1,123
Depository service fees	1,445	1,508
Gain from acquisition	340	-
Other operating income	6,097	4,553
Total non-interest income	5,310	6,718

Non-Interest Expense
Salaries and employee benefits	30,377	25,871
Occupancy expense	5,452	4,699
Computer and equipment expense	3,094	2,724
Professional services expense	6,039	4,256
Data processing service expense	3,219	2,532
FDIC and regulatory assessments	2,035	2,520
Marketing expense	858	871
Other real estate owned (income)/expense	(212)	61
Amortization of investments in low income housing and alternative energy partnerships	5,761	4,850
Amortization of core deposit intangibles	234	172
Acquisition and integration costs	169	-
Other operating expense	3,945	3,330
Total non-interest expense	60,971	51,886

Income before income tax expense	82,682	69,446
Income tax expense	18,866	20,505
Net income	$63,816	$48,941

Other comprehensive income, net of tax
Unrealized holding losses on securities available-for-sale	(11,514)	(496)
Unrealized holding gain on cash flow hedge derivatives	2,193	299
Less: reclassification adjustments for gains/(losses) included in net income	-	(270)
Total other comprehensive gain, net of tax	(9,321)	73
Total other comprehensive income	$54,495	$49,014

Net income per common share:
Basic	$0.79	$0.61
Diluted	$0.78	$0.61
Cash dividends paid per common share	$0.24	$0.21
Average common shares outstanding
Basic	81,123,380	79,703,593
Diluted	81,680,445	80,413,178

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31
	2018	2017
	(In thousands)
Cash Flows from Operating Activities
Net income	$63,816	$48,941
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal for credit losses	(3,000)	(2,500)
Provision for losses on other real estate owned	33	272
Deferred tax liability	3,597	14,283
Depreciation and amortization	2,009	1,769
Net gains on sale and transfer of other real estate owned	(258)	(219)
Proceeds from sales of loans	8,000	7,500
Amortization on alternative energy partnerships, venture capital and other investments	(12)	187
Net loss/(gain) on sales and calls of securities	-	438
Amortization/accretion of security premiums/discounts, net	882	727
Unrealized loss on equity securities	3,847	-
Write-down on impaired securities	-	28
Stock based compensation and stock issued to officers as compensation	1,499	1,183
Net change in accrued interest receivable and other assets	7,870	(5,617)
Gain on acquisition	(340)	-
Net change in other liabilities	(2,995)	(12,926)
Net cash provided by operating activities	84,948	54,066

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(125,714)	(99,965)
Proceeds from sale of investment securities available-for-sale	-	99,541
Proceeds from repayments, maturities and calls of investment securities available-for-sale	173,915	85,439
Redemptions of Federal Home Loan Bank stock	5,835	-
Net increase in loans	(141,205)	(170,843)
Purchase of premises and equipment	(638)	(1,016)
Proceeds from sales of other real estate owned	1,480	878
Net (increase)/decrease in investment in affordable housing and alternative energy partnerships	(10,673)	565
Net cash used for investing activities	(97,000)	(85,401)

Cash Flows from Financing Activities

Net increase/(decrease) in deposits	322,166	(87,333)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	-	(200,000)
Advances from Federal Home Loan Bank	1,150,000	250,000
Repayment of Federal Home Loan Bank borrowings	(1,255,000)	(275,000)
Cash dividends paid	(19,469)	(16,756)
Proceeds from shares issued under Dividend Reinvestment Plan	664	617
Proceeds from exercise of stock options	838	421
Taxes paid related to net share settlement of RSUs	(3,223)	(5,118)
Net cash provided by (used in) financing activities	195,976	(333,169)

Increase/(decrease) in cash and cash equivalents	183,924	(364,504)
Cash and cash equivalents, beginning of the period	539,801	1,185,084
Cash and cash equivalents, end of the period	$723,725	$820,580

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$22,509	$20,495
Income taxes paid	$3,658	$15,896
Non-cash investing and financing activities:
Net change in unrealized holding loss on securities available-for-sale, net of tax	$(11,514)	$(226)
Net change in unrealized holding loss on cash flow hedge derivatives	$2,193	$299
Transfers to other real estate owned from loans held for investment	$715	$726
Loans transferred from held for investment to held for sale, net	$-	$5,835

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), eight limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, Asia Realty Corp. and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of March 31, 2018, the Bank operates 26 branches in Southern California, 15 branches in Northern California, 12 branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, New Jersey, Maryland, and Nevada, one branch in Hong Kong, and a representative office in Beijing, Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

In the condensed consolidated statement of cash flows, the amounts for the three months ended March 31, 2017 have been corrected in the current year and differ from the previously reported amounts of $251.6 million for net cash provided by investing activities, ($27.5) million for decrease in cash and cash equivalents, $218.0 million for cash and cash equivalents, beginning of period and $190.5 million for cash and cash equivalents, end of period.

3. Recent Accounting Pronouncements

Accounting Standards adopted in 2018

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new guidance replaces existing revenue recognition guidance for contracts to provide goods or services to customers and amends existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate. ASU 2014-09 clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. ASU 2014-09 as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. Our revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. Accordingly, the majority of the Company's revenues will not be affected.  In addition, the new standard does not materially impact the timing or measurement of the Company’s revenue recognition as it is consistent with the Company’s existing accounting for contracts within the scope of the new standard. The Company adopted this guidance as of January 1, 2018 using the modified retrospective method where there was no cumulative effect adjustment to retained earnings as a result of adopting this new standard. In addition, the standard did not have a material impact on our consolidated financial statements.  The Company has provided a disaggregation of the significant categories of revenues within the scope of this guidance and expanded the qualitative disclosures of the Company’s noninterest income. See footnote 17 - Revenue from Contracts with Customers for additional information.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This update requires an entity to measure equity investments with readily determinable fair values at fair value with changes in fair value recognized in net income. Equity investment without readily determinable fair values will be measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment and any amount by which the carrying value exceeding the fair value will be recognized as an impairment in net income. This update also requires an entity to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price option. In addition, this update requires separate presentation in comprehensive income for changes in the fair value of a liability and in the balance sheet by measurement category and form of financial asset. ASU 2016-01 becomes effective for interim and annual periods beginning after December 15, 2017.  The adoption of the amendment resulted in approximately $8.6 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018 and reduced pre-tax income by $3.8 million for the quarter ended March 31, 2018. See footnote 7 – Investment Securities. Also, beginning in the first quarter of 2018, the Company is adopting the exit price notion on fair value measurement of its loan portfolio. As a result of this fair value change, the prior-year figures shown for loans on footnote 13 for comparative purposes will no longer be comparable.

In February 2018, FASB issued ASU 2018-02 to help organizations address certain stranded income tax effects in accumulated other comprehensive income (“AOCI”) resulting from the Tax Legislation. The amendment provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the changes in the U.S. federal corporate income tax rate in the Tax Legislation (or portion thereof) is recorded. The amendment also includes disclosure requirements regarding the issuer’s accounting policy for releasing income tax effects from AOCI. The amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, and organizations should apply the provisions of the amendment either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Legislation is recognized. The Company has elected to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earning effective January 1, 2018. This resulted in the reclassification of $515,000 from accumulated other comprehensive income to retained earnings, representing a decrease to retained earnings as of January 1, 2018.    See footnote 18 – Stockholders Equity.

Other Accounting Standards

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which is intended to increase transparency and comparability in the accounting for lease transactions. ASU 2016-02 requires lessees to recognize all leases longer than twelve months on the consolidated balance sheet as lease assets and lease liabilities and quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with an option to early adopt. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company is evaluating the impact of ASU 2016-02 and has determined that the majority of our leases are operating leases. We expect, upon adoption, that the Company will record a liability for the remaining obligation under the lease agreements and a corresponding right-of-use asset in its consolidated financial statements. ASU 2016-02 will be effective for us on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815)”, which targeted improvements to accounting for hedging activities. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact on its consolidated financial statements.

4.    Acquisition

On July 14, 2017, the Company completed the acquisition of SinoPac Bancorp, the parent of Far East National Bank ("FENB"), pursuant to a Stock Purchase Agreement, dated as of July 8, 2016, by and between the Company and Bank SinoPac Co. Ltd. Under the terms of the Stock Purchase Agreement, the Company purchased all of the issued and outstanding share capital of SinoPac Bancorp for an aggregate purchase price of $351.6 million plus additional post closing payments based on the realization of certain assets of FENB. The Company issued 926,192 shares of common stock as consideration and the remainder of the consideration is payable in cash of which $100 million was deferred and paid on November 14, 2017 and $35.4 million was deferred and will be released over the next three years. On December 12, 2017, additional cash consideration of $4.1 million was paid based on the realized gain from the sale of the building that housed FENB’s former Alhambra, California branch. SinoPac Bancorp was merged into Cathay General Bancorp on July 17, 2017 and subsequently, on October 27, 2017, FENB was merged into Cathay Bank. The acquisition allowed the Company to expand its number of branches in California. Prior to the closing of the acquisition, FENB operated nine branches in California, and a representative office in Beijing. The acquisition is accounted for as a business combination, subject to the provisions of ASC 805-10-50, Business Combinations.

The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the July 14, 2017 acquisition date. We have included the financial results of the business combinations in the condensed consolidated statement of income beginning on the acquisition date. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. We made significant estimates and exercised significant judgement in estimating fair values and accounting for such acquired assets and liabilities. The assets acquired, and liabilities assumed have been accounted for under the acquisition method of accounting.

The fair value of the assets and the liabilities acquired as of July 14, 2017 are shown below:

SinoPac Bancorp
Assets acquired:
Cash and cash equivalents	$166,932
Short-term investments	122,000
Securities available-for-sale	88,044
FHLB and FRB stock	19,890
Loans	705,792
Premises and equipment	6,239
Cash surrender value of life insurance	46,083
Deferred tax assets, net	40,690
Core deposit intangible	6,122
Accrued interest receivable and other assets	10,689
Total assets acquired	1,212,481

Liabilities assumed:
Deposits	813,888
Advances from the Federal Home Loan Bank	30,000
Accrued interest payable and other liabilities	8,512
Total liabilities assumed	852,400
Net assets acquired	$360,081

Cash paid	$284,984
Fair value of common stock issued	34,862
Total consideration paid	$319,846

Purchase price payable to SinoPac	34,267
Total consideration	$354,113
Gain from acquisition	$5,968

The table above reflects net purchase price adjustments of $340,000 related to contingent compensation and imputed interest adjustments made during the quarter ended March 31, 2018. The purchase price allocations reflected in the table above are preliminary for up to 12 months after the acquisition date and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available.

5. Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock that then shared in earnings. Outstanding stock options and restricted stock units with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth earnings per common share calculations:

	Three months ended March 31,
(Dollars in thousands, except share and per share data)	2018	2017
Net income	$63,816	$48,941

Weighted-average shares:
Basic weighted-average number of common shares outstanding	81,123,380	79,703,593
Dilutive effect of weighted-average outstanding common share equivalents
Warrants	295,453	416,607
Options	-	33,888
Restricted stock units	261,612	259,090
Diluted weighted-average number of common shares outstanding	81,680,445	80,413,178

Average stock options and restricted stock units with anti-dilutive effect	38,906	19,900
Earnings per common share:
Basic	$0.79	$0.61
Diluted	$0.78	$0.61

6. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units or awarded non-vested stock. As of March 31, 2018, there were no stock options outstanding.

There were 35,880 and 18,040 stock option shares exercised in the first quarter ended March 31, 2018 and 2017, respectively. The Company received $838,000 from the exercise of stock options for 35,880 shares at $23.37 per share which had an aggregate intrinsic value of $718,000 during the first quarter ended March 31, 2018 compared to $422,000 from the exercise of stock options which had an aggregate intrinsic value of $262,000 during the first quarter ended March 31, 2017.

The Company granted restricted stock units for 122,674 shares at an average closing price of $43.50 per share in the first quarter of 2018. The Company granted restricted stock units for 87,781 shares at an average closing price of $38.59 per share in 2017.

In December 2013, the Company granted performance share unit awards in which the number of units earned is calculated based on the relative total shareholder return (“TSR”) of the Company’s common stock as compared to the TSR of the KBW Regional Banking Index. In addition, the Company granted performance share unit awards in which the number of units earned is determined by comparison to the targeted EPS as defined in the award for the 2014 to 2016 period. In December 2016, in addition to TSR and EPS awards, the Company granted performance share unit awards in which the number of units earned is determined by comparison to the targeted return of assets ROA as defined in the award for December 2016. In December 2014, the Company granted additional performance TSR restricted stock units for 60,456 shares and performance EPS restricted stock units for 57,642 shares to seven executive officers. In December 2015, the Company granted additional performance TSR restricted stock units for 61,209 shares and performance EPS restricted stock units for 57,409 shares to seven executive officers. In December 2016, the Company granted additional performance TSR restricted stock units for 30,319 shares, performance EPS restricted stock units for 58,241 shares, and performance ROA restricted stock units for 29,119 shares to seven executive officers. In December 2017, the Company granted additional performance TSR restricted stock units for 23,556 shares and performance ROA restricted stock units for 22,377 shares to six executive officers. In March 2018, the Company granted performance EPS restricted stock units for 55,455 shares to six executive officers. Performance TSR, performance EPS, and performance ROA share awarded are scheduled to vest three years from grant date.

The following table presents restricted stock unit activity during the three months ended March 31, 2018:

Units
Balance at December 31, 2017	561,610
Granted	178,129
Distributed	(109,454)
Forfeited	(4,010)
Balance at March 31, 2018	626,275

The compensation expense recorded for restricted stock units was $1.5 million for the three months ended March 31, 2018, compared to $1.2 million in the same period a year ago. Unrecognized stock-based compensation expense related to restricted stock units was $15.1 million as of March 31, 2018 and is expected to be recognized over the next 2.3 years.

As of March 31, 2018, 2,608,672 shares were available under the Company’s 2005 Incentive Plan (as Amended and Restated) for future grants.

Tax benefit from share-based payment arrangements of $0.7 million reduced income tax expense in the first quarter of 2018 compared to $2.6 million in the same period a year ago.

7. Investment Securities

Securities available-for-sale were $1.2 billion as of March 31, 2018, compared to $1.3 billion as of December 31, 2017.

The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of March 31, 2018, and investment securities as of December 31, 2017:

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Debt Securities Available-for-Sale
U.S. treasury securities	$124,842	$-	$247	$124,595
U.S. government agency entities	8,794	-	99	8,695
U.S. government sponsored entities	400,000	-	14,080	385,920
State and municipal securities	924		20	904
Mortgage-backed securities	655,327	226	17,194	638,359
Collateralized mortgage obligations	1,398	-	27	1,371
Corporate debt securities	80,006	1,280	25	81,261
Total	$1,271,291	$1,506	$31,692	$1,241,105

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$249,877	$-	$357	$249,520
U.S. government agency entities	9,047	11	70	8,988
U.S. government sponsored entities	400,000	-	9,664	390,336
State and municipal securities	1,944	-	30	1,914
Mortgage-backed securities	577,987	241	6,259	571,969
Collateralized mortgage obligations	1,533	-	17	1,516
Corporate debt securities	80,007	1,291	17	81,281
Mutual funds	6,500	-	270	6,230
Preferred stock of government sponsored entities	5,842	4,260	-	10,102
Other equity securities	3,608	8,162	-	11,770
Total	$1,336,345	$13,965	$16,684	$1,333,626

The amortized cost and fair value of investment securities as of March 31, 2018, by contractual maturities, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-For-Sale
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$140,165	$139,922
Due after one year through five years	466,090	453,280
Due after five years through ten years	5,783	5,624
Due after ten years	659,253	642,279
Total	$1,271,291	$1,241,105

There were no sales of mortgage-backed securities during the first quarter of 2018 and the first quarter of 2017. Proceeds from repayments, maturities and calls of mortgage-backed securities were $22.9 million and $15.4 million for the three months ended March 31, 2018 and 2017, respectively. There were no sales of other investment securities during the first quarter of 2018 compared to proceeds from the sale of $99.5 million during the first quarter of 2017. Proceeds from maturities and calls of other investment securities were $151.0 million during the three months ended March 31, 2018 compared to $70.0 million during the same period a year ago. There were no gains or losses on sales of investment securities during the three months ended March 31, 2018, compared to $438,000 of losses in the same quarter a year ago. There were no other than temporary impairment write-downs recorded during the first quarter of 2018 compared to $28,000 recorded during the first quarter of 2017.

The adoption of ASU 2016-01 resulted in approximately $8.6 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018. At March 31, 2018, the Company recognized a net loss of $3.8 million due to the decrease in fair value of equity investments with readily determinable fair values at March 31, 2018. Equity securities were $24.2 million as of March 31, 2018, compared to $28.1 million as of December 31, 2017.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of March 31, 2018, and December 31, 2017:

	March 31, 2018
	Temporarily impaired securities
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Debt Securities Available-for-Sale
U.S. treasury securities	$74,829	$19	$49,766	$228	$124,595	$247
U.S. government agency entities	8,695	99	-	-	8,695	99
U.S. government sponsored entities	-	-	385,920	14,080	385,920	14,080
State and municipal securities	903	20	-	-	903	20
Mortgage-backed securities	437,818	11,042	167,958	6,152	605,776	17,194
Collateralized mortgage obligations	1,371	27	-	-	1,371	27
Corporate debt securities	5,003	25	-	-	5,003	25
Total debt securities	$528,619	$11,232	$603,644	$20,460	$1,132,263	$31,692

Equity Securities
Preferred stock of government sponsored entities	6,691	3,411	-	-	6,691	3,411
Mutual funds	-	-	6,129	371	6,129	371
Other equity securities	11,334	436	-	-	11,334	436
Total equity securities	$18,025	$3,847	$6,129	$371	$24,154	$4,218

	December 31, 2017
	Temporarily impaired securities
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$199,823	$62	$49,697	$295	$249,520	$357
U.S. government agency entities	5,711	70	-	-	5,711	70
U.S. government sponsored entities	-	-	390,336	9,664	390,336	9,664
State and municipal securities	1,914	30	-	-	1,914	30
Mortgage-backed securities	342,436	3,147	178,617	3,112	521,053	6,259
Collateralized mortgage obligations	1,516	17	-	-	1,516	17
Corporate debt securities	5,015	17	-	-	5,015	17
Mutual funds	-	-	6,230	270	6,230	270
Total	$556,415	$3,343	$624,880	$13,341	$1,181,295	$16,684

As of March 31, 2018, the Company had unrealized losses on available-for-sale securities of $31.7 million. The unrealized losses on these securities were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. Management believes the impairment was temporary and, accordingly, no impairment loss on these securities has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its securities and has no intent to sell, and will not be required to sell, available-for-sale securities that have declined below their cost before their anticipated recovery.

Investment securities having a carrying value of $231.0 million as of March 31, 2018, and $272.2 million as of December 31, 2017, were pledged to secure public deposits, other borrowings, treasury tax and loan, and securities sold under agreements to repurchase.

8. Loans

Most of the Company’s business activities are with customers located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; Las Vegas, Nevada, and Hong Kong. The Company has no specific industry concentration, and generally its loans are secured by real property or other collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, from refinancing by other lenders, or through sale by the borrowers of the secured collateral.

The types of loans in the Company’s condensed consolidated balance sheets as of March 31, 2018, and December 31, 2017, were as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Commercial loans	$2,436,421	$2,461,266
Residential mortgage loans	3,198,750	3,062,050
Commercial mortgage loans	6,610,254	6,482,695
Real estate construction loans	587,927	678,805
Equity lines	176,714	180,304
Installment & other loans	4,473	5,170
Gross loans	$13,014,539	$12,870,290
Allowance for loan losses	(122,084)	(123,279)
Unamortized deferred loan fees	(3,289)	(3,245)
Total loans, net	$12,889,166	$12,743,766
Loans held for sale	$-	$8,000

As of March 31, 2018, recorded investment in impaired loans totaled $132.1 million and was comprised of non-accrual loans, excluding loans held for sale, of $49.3 million and accruing troubled debt restructured loans ("TDRs") of $82.8 million. As of December 31, 2017, recorded investment in impaired loans totaled $117.4 million and was comprised of non-accrual loans, excluding loans held for sale, of $48.8 million and accruing TDRs of $68.6 million. For impaired loans, the amounts previously charged off represent 6.4% as of March 31, 2018, and 7.2% as of December 31, 2017, of the contractual balances for impaired loans.

The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	Impaired Loans
	Average Recorded Investment		Interest Income Recognized
	Three months ended		Three months ended
	March 31,		March 31,
	2018	2017	2018	2017

Commercial loans	$45,183	$23,335	$334	$83
Real estate construction loans	8,137	16,930	-	340
Commercial mortgage loans	58,598	61,405	644	445
Residential mortgage loans and equity lines	13,709	16,543	100	132
Total impaired loans	$125,627	$118,213	$1,078	$1,000

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated:

	Impaired Loans
	March 31, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$45,698	$44,680	$-	$43,483	$42,702	$-
Real estate construction loans	8,821	8,113	-	8,821	8,185	-
Commercial mortgage loans	44,486	37,471	-	37,825	31,029	-
Residential mortgage loans and equity lines	6,377	6,377	-	1,301	1,301	-
Subtotal	$105,382	$96,641	$-	$91,430	$83,217	$-
With allocated allowance
Commercial loans	$258	$231	$11	$891	$793	$43
Commercial mortgage loans	27,315	27,276	1,145	21,733	21,635	1,738
Residential mortgage loans and equity lines	9,091	7,965	346	13,022	11,708	353
Subtotal	$36,664	$35,472	$1,502	$35,646	$34,136	$2,134
Total impaired loans	$142,046	$132,113	$1,502	$127,076	$117,353	$2,134

The following tables present the aging of the loan portfolio by type as of March 31, 2018, and as of December 31, 2017:

	March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$15,571	$146	$-	$15,916	$31,633	$2,404,788	$2,436,421
Real estate construction loans	920	-	-	8,113	9,033	578,894	587,927
Commercial mortgage loans	26,015	-	-	17,780	43,795	6,566,459	6,610,254
Residential mortgage loans and equity lines	4,094	-	-	7,519	11,613	3,363,851	3,375,464
Installment and other loans	170	95	-	-	265	4,208	4,473
Total loans	$46,770	$241	$-	$49,328	$96,339	$12,918,200	$13,014,539

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$11,079	$5,192	$-	$14,296	$30,567	$2,430,699	$2,461,266
Real estate construction loans	3,028	-	-	8,185	11,213	667,592	678,805
Commercial mortgage loans	17,573	5,602	-	19,820	42,995	6,439,700	6,482,695
Residential mortgage loans and equity lines	6,613	732	-	6,486	13,831	3,228,523	3,242,354
Installment and other loans	103	-	-	-	103	5,067	5,170
Total loans	$38,396	$11,526	$-	$48,787	$98,709	$12,771,581	$12,870,290

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

As of March 31, 2018, accruing TDRs were $82.8 million and non-accrual TDRs were $31.2 million compared to accruing TDRs of $68.6 million and non-accrual TDRs of $33.4 million as of December 31, 2017. The Company allocated specific reserves of $1.2 million to accruing TDRs and $75,000 to non-accrual TDRs as of March 31, 2018, and $1.9 million to accruing TDRs and $83,000 to non-accrual TDRs as of December 31, 2017. The following tables present TDRs that were modified during the first quarter ended March 31, 2018 and 2017, their specific reserves as of March 31, 2018 and 2017, and charge-offs for the first quarter ended March 31, 2018 and 2017:

	Three months ended March 31, 2018				March 31, 2018
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	3	$2,463	$2,463	$-	$-
Commercial mortgage loans	6	14,287	14,287	-	134
Residential mortgage loans and equity lines	2	801	801	-	8
Total	11	$17,551	$17,551	$-	$142

	Three months ended March 31, 2017				March 31, 2017
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Real estate construction loans	2	$27,683	$27,683	$-	$-
Total	2	$27,683	$27,683	$-	$-

Modifications of the loan terms during the first quarter of 2018 were in the form of extensions of maturity dates. The length of time for which modifications involving extensions of maturity dates ranged from three to twelve months from the modification date.

We expect that the TDRs on accruing status as of March 31, 2018, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  A summary of TDRs by type of concession and by type of loan, as of March 31, 2018, and December 31, 2017, is shown below:

`

	March 31, 2018
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$28,995	$-	$-	$28,995
Commercial mortgage loans	19,609	7,499	19,859	46,967
Residential mortgage loans	3,744	333	2,746	6,823
Total accruing TDRs	$52,348	$7,832	$22,605	$82,785

	March 31, 2018
Non-accrual TDRs	Payment Deferral	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$14,568	$-	$14,568
Commercial mortgage loans	4,011	10,871	14,882
Residential mortgage loans	1,594	151	1,745
Total non-accrual TDRs	$20,173	$11,022	$31,195

	December 31, 2017
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$29,199	$-	$-	$29,199
Commercial mortgage loans	11,504	5,871	15,468	32,843
Residential mortgage loans	3,416	335	2,772	6,523
Total accruing TDRs	$44,119	$6,206	$18,240	$68,565

	December 31, 2017
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$12,944	$-	$-	$12,944
Commercial mortgage loans	6,231	1,677	11,113	19,021
Residential mortgage loans	1,297	-	154	1,451
Total non-accrual TDRs	$20,472	$1,677	$11,267	$33,416

The activity within our TDRs for the periods indicated is shown below:

	Three months ended March 31,
Accruing TDRs	2018	2017
	(In thousands)
Beginning balance	$68,566	$65,393
New restructurings	17,320	27,683
Restructured loans restored to accrual status	2,318	-
Payments	(3,891)	(4,595)
Restructured loans placed on non-accrual status	(1,528)	(5,822)
Expiration of loan concession upon renewal	-	(2,240)
Ending balance	$82,785	$80,419

	Three months ended March 31,
Non-accrual TDRs	2018	2017
	(In thousands)
Beginning balance	$33,415	$29,722
New restructurings	231	-
Restructured loans placed on non-accrual status	1,528	5,822
Charge-offs	-	(1,049)
Payments	(1,661)	(990)
Foreclosures	-	(726)
Restructured loans restored to accrual status	(2,318)	-
Ending balance	$31,195	$32,779

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as a TDR during the previous twelve months and which had subsequently defaulted as of March 31, 2018.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of March 31, 2018, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

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

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following tables present the loan portfolio by risk rating as of March 31, 2018, and as of December 31, 2017:

	March 31, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,224,463	$139,985	$71,973	$-	$2,436,421
Real estate construction loans	522,983	55,911	9,033	-	587,927
Commercial mortgage loans	6,202,696	292,647	114,911	-	6,610,254
Residential mortgage loans and equity lines	3,365,642	-	9,822	-	3,375,464
Installment and other loans	4,378	-	95	-	4,473
Total gross loans	$12,320,162	$488,543	$205,834	$-	$13,014,539

Loans held for sale	$-	$-	$-	$-	$-

	December 31, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,281,698	$118,056	$61,503	$9	$2,461,266
Real estate construction loans	616,411	54,209	8,185	-	678,805
Commercial mortgage loans	6,004,258	308,924	169,513	-	6,482,695
Residential mortgage loans and equity lines	3,232,606	-	9,748	-	3,242,354
Installment and other loans	5,170	-	-	-	5,170
Total gross loans	$12,140,143	$481,189	$248,949	$9	$12,870,290

Loans held for sale	$-	$-	$8,000	$-	$8,000

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of March 31, 2018, and as of December 31, 2017:

		Real Estate	Commercial	Residential
	Commercial	Construction	Mortgage	Mortgage Loans	Installment and
	Loans	Loans	Loans	and Equity Lines	Other Loans	Total
	(In thousands)
March 31, 2018
Loans individually evaluated for impairment
Allowance	$11	$-	$1,145	$346	$-	$1,502
Balance	$44,911	$8,113	$64,747	$14,342	$-	$132,113

Loans collectively evaluated for impairment
Allowance	$54,586	$21,864	$33,085	$11,026	$21	$120,582
Balance	$2,391,510	$579,814	$6,545,507	$3,361,122	$4,473	$12,882,426

Total allowance	$54,597	$21,864	$34,230	$11,372	$21	$122,084
Total balance	$2,436,421	$587,927	$6,610,254	$3,375,464	$4,473	$13,014,539

December 31, 2017
Loans individually evaluated for impairment
Allowance	$43	$-	$1,738	$353	$-	$2,134
Balance	$43,495	$8,185	$52,664	$13,009	$-	$117,353

Loans collectively evaluated for impairment
Allowance	$49,753	$24,838	$35,872	$10,660	$22	$121,145
Balance	$2,417,771	$670,620	$6,430,031	$3,229,345	$5,170	$12,752,937

Total allowance	$49,796	$24,838	$37,610	$11,013	$22	$123,279
Total balance	$2,461,266	$678,805	$6,482,695	$3,242,354	$5,170	$12,870,290

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018, and March 31, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)

2018 Beginning Balance	$49,796	$24,838	$37,610	$11,013	$22	$123,279
Provision/(credit) for possible credit losses	3,907	(3,018)	(4,163)	275	(1)	(3,000)
Charge-offs	(19)	-	-	-	-	(19)
Recoveries	913	44	783	84	-	1,824
Net recoveries	894	44	783	84	-	1,805

March 31, 2018 Ending Balance	$54,597	$21,864	$34,230	$11,372	$21	$122,084
Reserve for impaired loans	$11	$-	$1,145	$346	$-	$1,502
Reserve for non-impaired loans	$54,586	$21,864	$33,085	$11,026	$21	$120,582
Reserve for off-balance sheet credit commitments	$2,747	$1,515	$138	$182	$6	$4,588

2017 Beginning Balance	$49,203	$23,268	$34,864	$11,620	$11	$118,966
(Credit)/provision for possible credit losses	(1,214)	(3,549)	1,362	898	3	(2,500)
Charge-offs	(1,204)	-	(555)	-	-	(1,759)
Recoveries	491	49	289	8	-	837
Net (charge-offs)/recoveries	(713)	49	(266)	8	-	(922)

March 31, 2017 Ending Balance	$47,276	$19,768	$35,960	$12,526	$14	$115,544
Reserve for impaired loans	$1,062	$-	$818	$395	$-	$2,275
Reserve for non-impaired loans	$46,214	$19,768	$35,142	$12,131	$14	$113,269
Reserve for off-balance sheet credit commitments	$2,243	$909	$120	$146	$6	$3,424

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

10. Borrowed Funds

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $100 million with a weighted average rate of 2.86% as of March 31, 2018, compared to $100 million with a weighted average rate of 2.86% as of December 31, 2017. Final maturity for the two fixed rate non-callable securities sold under agreements to repurchase was $50.0 million in June 2018 and $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $107.6 million as of March 31, 2018, and $108.4 million as of December 31, 2017.

Borrowing from the Federal Home Loan Bank ("FHLB"). As of March 31, 2018, over-night borrowings from the FHLB were $250 million at a rate of 1.87% compared to $325 million at a rate of 1.41% as of December 31, 2017. As of March 31, 2018, the advances from the FHLB were $75 million at a rate of 1.53% compared to $105 million at a rate of 1.41% as of December 31, 2017. As of March 31, 2018, FHLB advances of $15 million will mature in April 2018, $5 million in July 2018, $5 million in October 2018, and $50 million in December 2019.

Other Borrowing. Pursuant to the Stock Purchase Agreement with Bank SinoPac Co. Ltd, the Company paid $100 million of the purchase price on November 14, 2017, 30 days after receipt of regulatory approval for the merger of FENB into Cathay Bank. The residual payable balance of $35.2 million has a floating rate of three-month LIBOR rate plus 150 basis points. Outstanding payable balance is accruing interest at a rate of 2.8% of which 50%, 30%, and 20% will be disbursed annually over three years on the anniversary dates, respectively. As of March 31, 2018, outstanding payable balance was $35.7 million compared to $35.2 million at December 31, 2017.

Long-term Debt. On October 12, 2017, the Bank entered into a term loan agreement of $75.0 million with U.S. Bank. The loan has a floating rate of one-month LIBOR plus 175 basis points. As of March 31, 2018, the term loan has an interest rate of 3.438% compared to 3.125% at December 31, 2017. The principal amount of the long-term debt from U.S. Bank is due and payable in consecutive quarterly installments in the amount of $4.7 million each on the last day of each calendar quarter commencing December 31, 2018, with the final installment due and payable on October 12, 2020. The U.S. Bank loan proceeds were used to fund a portion of our acquisition of SinoPac Bancorp.

11. Income Taxes

The effective tax rate for the first quarter of 2018 was 22.8% compared to 29.5% for the first quarter of 2017. The reduction in effective tax rate was primarily due to the Tax Cuts and Jobs Act that was enacted into law on December 22, 2017, which reduced the Federal corporate tax rate from 35% to 21% effective January 1, 2018.

As of December 31, 2017, the Company had income tax refunds receivable of $7.2 million. These income tax receivables are included in other assets in the accompanying condensed consolidated balance sheets.

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

The Company uses the following methodologies to measure the fair value of its financial assets and liabilities on a recurring basis:

Securities Available for Sale. For certain U.S. Treasury securities, the Company measures the fair value based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement. The Company also measures securities by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement. This category generally includes U.S. Government agency securities, state and municipal securities, mortgage-backed securities (“MBS”), commercial MBS, collateralized mortgage obligations, asset-backed securities, corporate bonds and trust preferred securities.

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

Assets measured at estimated fair value on a non-recurring basis:

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the three months ended March 31, 2018 and December 31, 2017, there were no material adjustments to fair value for the Company's assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2018, and December 31, 2017:

March 31, 2018	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Debt securities available-for-sale
U.S. Treasury securities	$124,595	$-	$-	$124,595
U.S. government agencies	-	8,695	-	8,695
U.S. government sponsored entities	-	385,920	-	385,920
State and municipal securities	-	904	-	904
Mortgage-backed securities	-	638,359	-	638,359
Collateralized mortgage obligations	-	1,371	-	1,371
Corporate debt securities	-	81,261	-	81,261
Total debt securities available-for-sale	124,595	1,116,510	-	1,241,105

Equity securities
Preferred stock of government sponsored entities	6,691	-	-	6,691
Mutual funds	6,129	-	-	6,129
Other equity securities	11,334	-	-	11,334
Total equity securities	24,154	-	-	24,154

Warrants	-	-	195	195
Foreign exchange contracts	-	1,539	-	1,539
Interest rate swaps	-	11,674	-	11,674
Total assets	$148,749	$1,129,723	$195	$1,278,667

Liabilities

Option contracts	$-	$3	$-	$3
Foreign exchange contracts	-	924	-	924
Total liabilities	$-	$927	$-	$927

December 31, 2017	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$249,520	$-	$-	$249,520
U.S. government agency entities	-	8,988	-	8,988
U.S. government sponsored entities	-	390,336	-	390,336
State and municipal securities	-	1,914	-	1,914
Mortgage-backed securities	-	571,969	-	571,969
Collateralized mortgage obligations	-	1,516	-	1,516
Corporate debt securities	-	81,281	-	81,281
Mutual funds	6,230	-	-	6,230
Preferred stock of government sponsored entities	10,102	-	-	10,102
Other equity securities	11,770	-	-	11,770
Total securities available-for-sale	277,622	1,056,004	-	1,333,626
Warrants	-	-	91	91
Interest rate swaps	-	5,218	-	5,218
Foreign exchange contracts	-	1,832	-	1,832
Total assets	$277,622	$1,063,054	$91	$1,340,767

Liabilities

Option contracts	$-	$9	$-	$9
Interest rate swaps	-	2,699	-	2,699
Foreign exchange contracts	-	453	-	453
Total liabilities	$-	$3,161	$-	$3,161

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $195,000 as of March 31, 2018, compared to $91,000 as of December 31, 2017. The fair value adjustment of warrants was included in other operating income in the first quarter of 2018. The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from 1 to 6 years, risk-free interest rate from 2.30% to 2.94%, and stock volatility from 8.99% to 12.73%.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the condensed consolidated balance sheet as of March 31, 2018, the following tables provide the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of March 31, 2018, and December 31, 2017, and the total losses for the periods indicated:

	As of March 31, 2018				Total Losses
	Fair Value Measurements Using			Total at	For the Three Months Ended
	Level 1	Level 2	Level 3	Fair Value	March 31, 2018	March 31, 2017
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$220	$220	$-	$20
Commercial mortgage loans	-	-	26,131	26,131	-	250
Residential mortgage loans and equity lines	-	-	7,619	7,619	-	-
Total impaired loans	-	-	33,970	33,970	-	270
Other real estate owned (1)	-	5,478	4,343	9,821	33	37
Investments in venture capital and private company stock	-	-	2,430	2,430	173	187
Total assets	$-	$5,478	$40,743	$46,221	$206	$494

(1) Other real estate owned balance of $9.3 million in the condensed consolidated balance sheet is net of estimated disposal costs.

	As of December 31, 2017				Total Losses
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2017	December 31, 2016
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$18,097	$18,097	$25	$322
Commercial mortgage loans	-	-	31,459	31,459	-	-
Residential mortgage loans and equity lines	-	-	11,355	11,355	-	-
Total impaired loans	-	-	60,911	60,911	25	322
Other real estate owned (1)	-	5,677	4,322	9,999	457	9
Investments in venture capital and private company stock	-	-	2,583	2,583	392	976
Total assets	$-	$5,677	$67,816	$73,493	$874	$1,307

(1) Other real estate owned balance of $9.4 million in the Consolidated Balance Sheets is net of estimated disposal costs.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans was primarily based on the appraised value of collateral adjusted by estimated sales cost and commissions. The Company generally obtains new appraisal reports every twelve months. As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. During the reported periods, collateral discounts ranged from 55% in the case of accounts receivable collateral to 65% in the case of inventory collateral.

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

Short-term Investments and Interest Bearing Deposits. For short-term investments and interest bearing deposits, the carrying amount was assumed to be a reasonable estimate of fair value, a Level 1 measurement.

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

Loans. Fair values were estimated for portfolios of loans with similar financial characteristics. Each loan category was further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories. The fair values were based primarily on third-party vendor pricing to determine fair values based on the exit price notion.

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

FHLB Stock. These securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. Management considers these non-marketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value.

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

      Advances from FHLB. The fair value of the advances is based on quotes from the FHLB to settle the advances, a Level 2 measurement.

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

The following table presents the carrying and notional amounts and estimated fair value of financial instruments as of March 31, 2018, and as of December 31, 2017:

	March 31, 2018		December 31, 2017
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$199,713	$199,713	$247,056	$247,056
Short-term investments and interest bearing deposits	524,012	524,012	292,745	292,745
Securities available-for-sale	1,241,105	1,241,105	1,333,626	1,333,626
Equity securities	24,154	24,154	-	-
Loans held for sale	-	-	8,000	8,000
Loans, net (1)	12,889,166	12,908,391	12,743,766	12,663,049
Investment in Federal Home Loan Bank stock	17,250	17,250	23,085	23,085
Warrants	195	195	91	91

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$78,021	$1,539	$108,530	$1,832
Interest rate swaps	681,055	11,674	514,159	5,218

Financial Liabilities	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Deposits	$13,012,251	$13,032,828	$12,689,893	$12,700,674
Securities sold under agreements to repurchase	100,000	99,783	100,000	100,163
Advances from Federal Home Loan Bank	325,000	324,548	430,000	429,482
Other borrowings	53,178	51,367	52,885	51,075
Long-term debt	194,136	141,266	194,136	141,865

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$1,028	$3	$1,014	$9
Foreign exchange contracts	57,648	924	32,127	453
Interest rate swaps	-	-	145,399	2,699

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$2,487,710	$(7,711)	$2,366,368	$(7,224)
Standby letters of credit	142,674	(1,418)	140,814	(1,805)
Other letters of credit	25,885	(13)	27,353	(52)
Bill of lading guarantees	24	(0)	24	(0)

(1) In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of March 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

The following tables present the level in the fair value hierarchy for the estimated fair values of financial instruments as of March 31, 2018, and December 31, 2017.

	As of March 31, 2018
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$199,713	$199,713	$-	$-
Short-term investments and interest bearing deposits	524,012	524,012	-	-
Debt securities available-for-sale	1,241,105	124,595	1,116,510	-
Equity securities	24,154	24,154	-	-
Loans, net (1)	12,908,391	-	-	12,908,391
Investment in Federal Home Loan Bank stock	17,250	-	17,250	-
Warrants	195	-	-	195
Financial Liabilities
Deposits	13,032,828	-	-	13,032,828
Securities sold under agreement to repurchase	99,783	-	99,783	-
Advances from Federal Home Loan Bank	324,548	-	324,548	-
Other borrowings	51,367	-	-	51,367
Long-term debt	141,266	-	141,266	-

	As of December 31, 2017
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$247,056	$247,056	$-	$-
Short-term investments and interest bearing deposits	292,745	292,745	-	-
Securities available-for-sale	1,333,626	277,622	1,056,004	-
Loans held-for-sale	8,000	-	-	8,000
Loans, net (1)	12,663,049	-	-	12,663,049
Investment in Federal Home Loan Bank stock	23,085	-	23,085	-
Warrants	91	-	-	91
Financial Liabilities
Deposits	12,700,674	-	-	12,700,674
Securities sold under agreement to repurchase	100,163	-	100,163	-
Advances from Federal Home Loan Bank	429,482	-	429,482	-
Other borrowings	51,075	-	-	51,075
Long-term debt	141,865	-	141,865	-

(1) In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of March 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

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

As of March 31, 2018, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment as of an interim date.

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

In May 2014, the Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 2.17%. As of March 31, 2018, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized gain of $428,000, net of taxes, was included in other comprehensive income compared to unrealized loss of $1.9 million at March 31, 2017. The amount of periodic net settlement of interest rate swaps included in interest expense was $274,000 for the three months ended March 31, 2018, compared to $479,000 for the same quarter a year ago. As of March 31, 2018, and 2017, the ineffective portion of these interest rates swaps was not significant.

As of March 31, 2018, the Bank’s outstanding interest rate swap contracts had a notional amount of $561.9 million for various terms from two to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.6% and receives a variable rate of the one-month LIBOR rate plus a weighted average spread of 279 basis points, or at a weighted average rate of 4.5%. As of March 31, 2018, and March 31, 2017, the notional amount of fair value interest rate swaps was $561.9 million and $424.2 million with unrealized gains of $11.1 million and $1.9 million, respectively, were included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $229,000 for the three months ended March 31, 2018, compared to $713,000 for the same period a year ago. As of March 31, 2018, and 2017, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $1.3 million as of March 31, 2018 and $4.5 million as of December 31, 2017.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheet. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At March 31, 2018, the notional amount of option contracts totaled $1.0 million with a net negative fair value of $3,000. At March 31, 2018, spot, forward, and swap contracts in the total notional amount of $78.0 million had a positive fair value of $1.5 million. Spot, forward, and swap contracts in the total notional amount of $57.6 million had a negative fair value of $924,000 at March 31, 2018. At December 31, 2017, the notional amount of option contracts totaled $1.0 million with a net negative fair value of $9,000. At December 31, 2017, spot, forward, and swap contracts in the total notional amount of $108.5 million had a positive fair value of $1.8 million. Spot, forward, and swap contracts in the total notional amount of $32.1 million had a negative fair value of $453,000 at December 31, 2017.

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

Financial instruments that are eligible for offset in the condensed consolidated balance sheets, as of March 31, 2018, and December 31, 2017, are presented in the following table:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
March 31, 2018
Assets:
Derivatives	$11,674	$-	$11,674	$-	$-	$11,674

Liabilities:
Securities sold under agreements to repurchase	$100,000	$-	$100,000	$-	$(100,000)	$-

December 31, 2017
Assets:
Derivatives	$5,218	$-	$5,218	$-	$-	$5,218

Liabilities:
Securities sold under agreements to repurchase	$100,000	$-	$100,000	$-	$(100,000)	$-
Derivatives	$2,699	$-	$2,699	$-	$(2,699)	$-

17. Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers - Topic 606 and all subsequent ASUs that modified ASC 606, Revenue from Contracts with Customers. The Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.  The new standard did not materially impact the timing or measurement of the Company’s revenue recognition as it is consistent with the Company’s existing accounting for contracts within the scope of the new standard.  There was no cumulative effect adjustment to retained earnings as a result of adopting this new standard.

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	March 31, 2018	March 31, 2017
	(In thousands)
Non-interest income, in-scope(1):
Fees and service charges on deposit accounts	$2,318	$2,512
Wealth management fees	1,301	979
Other service fees(2)	3,248	3,169
Total noninterest income	6,867	6,660

Noninterest income, not in-scope(3)	(1,557)	58
Total noninterest income	$5,310	$6,718

(1)

There were no adjustments to the Company's financial statements recorded as a result of the adoption of ASC 606. For comparability, the Company has adjusted prior period amounts to conform to the periods presentation.

(2)	Other service fees comprise of fees related to letters of credit, wire fees, fees on foreign exchange transactions and other immaterial individual revenue streams.
(3)	These amounts primarily represent revenue from contracts with customers that are out of the scope of ASC 606.

The major revenue streams by fee type that are within the scope of ASC 606 presented in the above tables are described in additional detail below:

Fees and Services Charges on Deposit Accounts

Fees and service charges on deposit accounts include charges for analysis, overdraft, cash checking, ATM, and safe deposit activities executed by our deposit clients, as well as interchange income earned through card payment networks for the acceptance of card based transactions. Fees earned from our deposit clients are governed by contracts which provide for overall custody and access to deposited funds and other related services, and can be terminated at will by either party. Fees received from deposit clients for the various deposit activities are recognized as revenue once the performance obligations are met.  The adoption of ASU 2014-09 had no impact to the recognition of fees and service charges on deposit accounts.

Wealth Management Fees

The Company employs financial consultants to provide investment planning services for customers including wealth management services, asset allocation strategies, portfolio analysis and monitoring, investment strategies, and risk management strategies. The fees the Company earns are variable and are generally received monthly. The Company recognizes revenue for the services performed at quarter end based on actual transaction details received from the broker dealer the Company engages.

Practical Expedients and Exemptions

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose the value of unsatisfied performance obligations as the Company’s contracts with customers generally have a term that is less than one year, are open-ended with a cancellation period that is less than one year, or allow the Company to recognize revenue in the amount to which the Company has the right to invoice.

In addition, given the short term nature of the contracts, the Company also applies the practical expedient in ASC 606-10-32-18 and does not adjust the consideration from customers for the effects of a significant financing component, if at contract inception the period between when the entity transfers the goods or services and when the customer pays for that good or service is one year or less.

18. Stockholders’ Equity

Total equity was $2.0 billion as of March 31, 2018, an increase of $36.5 million, from $1.97 billion as of December 31, 2017, primarily due to net income of $63.8 million partially offset by common stock cash dividends of $19.5 million and decreases in other comprehensive income of $9.3 million.

The U.S. Treasury received warrants to purchase common stock of 1,846,374 shares at an exercise price of $20.96 as part of the Company’s participation in the U.S. Treasury Troubled Asset Relief Program Capital Purchase Program. As a result of the anti-dilution adjustments under the warrant, the exercise price at December 31, 2017, has been adjusted to $20.41 and the number of warrants increased by 1.03%. At March 31, 2018, 578,238 warrants remain exercisable compared to 943,327 warrants at December 31, 2017.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three months ended March 31, 2018, and March 31, 2017, was as follows:

	Three months ended March 31, 2018			Three months ended March 31, 2017
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, loss, net of tax
Securities available-for-sale			$(1,060)			$(1,545)
Cash flow hedge derivatives			(1,451)			(2,170)
Total			$(2,511)			$(3,715)

Reclassification adjustment for stranded tax effects of Tax Cuts and Jobs Act (1)
Securities available-for-sale	-	200	(200)	-	-	-
Cash flow hedge derivatives	-	315	(315)	-	-	-
Total	-	515	(515)	-	-	-

Reclassification adjustment for equity securities (2)
Equity securities	(12,151)	(3,592)	(8,559)	-	-	-

Net unrealized (losses)/gains arising during the period
Securities available-for-sale	$(16,346)	$(4,832)	$(11,514)	$(856)	$(360)	$(496)
Cash flow hedge derivatives	3,113	920	2,193	516	217	299
Total	(13,233)	(3,912)	(9,321)	(340)	(143)	(197)

Reclassification adjustment for net losses in net income
Securities available-for-sale	-	-	-	466	196	270
Cash flow hedge derivatives	-	-	-	-	-	-
Total	-	-	-	466	196	270
Total other comprehensive (loss)/income
Securities available-for-sale	(16,346)	(4,832)	(11,514)	(390)	(164)	(226)
Cash flow hedge derivatives	3,113	920	2,193	516	217	299
Total	$(13,233)	$(3,912)	$(9,321)	$126	$53	$73
Ending balance, (loss)/gain, net of tax
Securities available-for-sale			$(21,333)			$(1,771)
Cash flow hedge derivatives			427			(1,871)
Total			$(20,906)			$(3,642)

(1) These amounts were recorded as of January 1, 2018 as a result of the adoption of ASU 2018-2.
(2) This amount was recorded as of January 1, 2018 as a result of the adoption of ASU 2016-1.

19. Stock Repurchase Program

On February 1, 2016, the Company’s Board of Directors approved a new stock repurchase program to buy back up to $45.0 million of our common stock. In 2016, the Company repurchased 1,380,578 shares for $37.5 million, or $27.13 per share under the February 2016 repurchase program. The Company did not repurchase any shares under the February 2016 repurchase program in 2017 and for the three months ended March 31, 2018. As of March 31, 2018, and December 31, 2017, the Company may repurchase up to $7.5 million of its common stock under the February 2016 repurchase program.

20. Subsequent Events

The Company has evaluated the effect of events that have occurred subsequent to March 31, 2018, through the date of issuance of the Consolidated Financial Statements, and there have been no material events that would require recognition in the Consolidated Financial Statements or disclosure in the notes to the Consolidated Financial Statements.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is based on the assumption that the reader has access to and has read the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Management of the Company considers the following to be critical accounting policies:

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described in “Allowance for Credit Losses” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Highlights

●	Diluted earnings per share increased 27.9% to $0.78 per share for the first quarter of 2018 compared to $0.61 per share for the same quarter a year ago.
●	Net interest margin for the first quarter increased to 3.75% compared to 3.49% in first quarter of 2017 and 3.65% in the fourth quarter of 2017.
●	Total deposits increased by $322 million, or 10.2% annualized, to $13.0 billion, for the quarter.
●	Total loans increased $144 million, or 4.5% annualized, to $13.0 billion for the quarter.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended March 31, 2018, was $63.8 million, an increase of $14.9 million, or 30.4%, compared to net income of $48.9 million for the same quarter a year ago. Diluted earnings per share for the quarter ended March 31, 2018, was $0.78 compared to $0.61 for the same quarter a year ago. First quarter net income included a $3.8 million decrease in the fair value of equity securities now recorded in the income statement as a result of the adoption of ASU 2016-01, which reduced first quarter 2018 earnings per share by $.03.

Return on average stockholders’ equity was 12.99% and return on average assets was 1.65% for the quarter ended March 31, 2018, compared to a return on average stockholders’ equity of 10.73% and a return on average assets of 1.42% for the same quarter a year ago.

Financial Performance

	Three months ended
	March 31, 2018	March 31, 2017
Net income (in millions)	$63.8	$48.9
Basic earnings per common share	$0.79	$0.61
Diluted earnings per common share	$0.78	$0.61
Return on average assets	1.65%	1.42%
Return on average total stockholders' equity	12.99%	10.73%
Efficiency ratio	43.35%	43.66%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $23.2 million, or 20.7%, to $135.3 million during the first quarter of 2018, compared to $112.1 million during the same quarter a year ago. The increase was due primarily to an increase in interest income from loans and securities, offset by increases in interest expense from time deposits and long-term debt.

The net interest margin was 3.75% for the first quarter of 2018 compared to 3.49% for the first quarter of 2017 and 3.65% for the fourth quarter of 2017.

For the first quarter of 2018, the yield on average interest-earning assets was 4.42%, the cost of funds on average interest-bearing liabilities was 0.92%, and the cost of interest-bearing deposits was 0.81%. In comparison, for the first quarter of 2017, the yield on average interest-earning assets was 4.07%, the cost of funds on average interest-bearing liabilities was 0.80%, and the cost of interest-bearing deposits was 0.69%. The increase in the yield on average interest earning assets resulted mainly from higher rates on loans. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 3.50% for the quarter ended March 31, 2018, compared to 3.27% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended March 31, 2018, and 2017. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities

	Three months ended March 31,
	2018			2017
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Total loans and leases (1)	$12,920,204	$151,290	4.75%	$11,289,364	$124,910	4.49%
Investment securities	1,304,669	6,458	2.01	1,234,071	4,406	1.45
Federal Home Loan Bank stock	22,242	396	7.22	17,250	412	9.69
Interest bearing deposits	395,027	1,556	1.60	486,045	1,076	0.90
Total interest-earning assets	14,642,142	159,700	4.42	13,026,730	130,804	4.07
Non-interest earning assets:
Cash and due from banks	228,832			209,123
Other non-earning assets	964,261			885,624
Total non-interest earning assets	1,193,093			1,094,747
Less: Allowance for loan losses	(123,975)			(118,816)
Deferred loan fees	(3,329)			(4,697)
Total assets	$15,707,931			$13,997,964

Interest bearing liabilities:
Interest bearing demand accounts	$1,406,842	$630	0.18	$1,237,398	$517	0.17
Money market accounts	2,256,034	3,496	0.63	2,276,057	3,645	0.65
Savings accounts	838,368	460	0.22	713,198	285	0.16
Time deposits	5,651,505	15,728	1.13	4,857,876	10,982	0.92
Total interest-bearing deposits	10,152,749	20,314	0.81	9,084,529	15,429	0.69

Securities sold under agreements to repurchase	100,000	714	2.90	189,444	1,550	3.32
Other borrowings	318,911	1,247	1.59	101,546	288	1.15
Long-term debt	194,136	2,082	4.35	119,136	1,424	4.85
Total interest-bearing liabilities	10,765,796	24,357	0.92	9,494,655	18,691	0.80
Non-interest bearing liabilities:
Demand deposits	2,750,810			2,471,164
Other liabilities	198,426			181,891
Total equity	1,992,899			1,850,254
Total liabilities and equity	$15,707,931			$13,997,964
Net interest spread			3.50%			3.27%
Net interest income		$135,343			$112,113
Net interest margin			3.75%			3.49%

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

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three months ended March 31,
	2018-2017
	Increase (Decrease) in
	Net Interest Income Due to:
(In thousands)	Changes in Volume	Changes in Rate	Total Change
Interest-earning assets:
Loans and leases	$18,794	$7,586	$26,380
Investment securities	265	1,807	2,072
Federal Home Loan Bank stock	105	(121)	(16)
Deposits with other banks	(236)	716	480
Total changes in interest income	18,928	9,988	28,916

Interest-bearing liabilities:
Interest bearing demand accounts	74	39	113
Money market accounts	(32)	(117)	(149)
Savings accounts	56	119	175
Time deposits	1,966	2,780	4,746
Securities sold under agreements to repurchase	(658)	(178)	(836)
Other borrowed funds	815	144	959
Long-term debt	821	(163)	658
Total changes in interest expense	3,042	2,624	5,666
Changes in net interest income	$15,886	$7,364	$23,250

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision/(reversal) for credit losses

The reversal for credit losses was $3.0 million in the first quarter of 2018 compared to $2.5 million in the first quarter of 2017. The reversal for credit losses was based on a review of the appropriateness of the allowance for loan losses at March 31, 2018. The following table summarizes the charge-offs and recoveries for the periods indicated:

	Three months ended
	March 31, 2018	March 31, 2017
	(In thousands)
Charge-offs:
Commercial loans	$19	$1,204
Real estate loans (1)	-	555
Total charge-offs	19	1,759
Recoveries:
Commercial loans	913	491
Construction loans	44	49
Real estate loans (1)	867	297
Total recoveries	1,824	837
Net (recoveries)/charge-offs	$(1,805)	$922

(1) Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), wire transfer fees, and other sources of fee income, was $5.3 million for the first quarter of 2018, a decrease of $1.4 million, or 21.0%, compared to $6.7 million for the first quarter of 2017, primarily due to a $3.8 million decrease in the fair value of equity securities and offset by an increase in other operating income of $1.5 million.

Non-Interest Expense

Non-interest expense increased $9.1 million, or 17.5%, to $61.0 million in the first quarter of 2018 compared to $51.9 million in the same quarter a year ago. The increase in non-interest expense in the first quarter of 2018 was primarily due to a $4.5 million increase in salaries and employee benefits expense, partly from the acquisition of Far East National Bank, and a $1.8 million increase in professional services expense when compared to the same quarter a year ago. The efficiency ratio was 43.4% in the first quarter of 2018 compared to 43.7% for the same quarter a year ago.

Income Taxes

The effective tax rate for the first quarter of 2018 was 22.8% compared to 29.5% for the first quarter of 2017. The effective tax rate includes the reduction of the corporate tax rate from the enactment of the Tax Cuts and Jobs Act and the impact of low income housing tax credits. Income tax expense for the first quarter of 2018 was also reduced by $0.7 million in benefits from the distribution of restricted stock units and exercises of stock options.

Balance Sheet Review

Assets

Total assets were $15.9 billion as of March 31, 2018, an increase of $242.2 million, or 1.5%, from $15.6 billion as of December 31, 2017, primarily due to loan growth and increases in short-term investments offset by decreases in investment securities.

Investment Securities

Investment securities represented 8.0% of total assets as of March 31, 2018, compared to 8.5% of total assets as of December 31, 2017. Securities available-for-sale were $1.2 billion as of March 31, 2018, compared to $1.3 billion as of December 31, 2017.

The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of March 31, 2018, and investment securities as of December 31, 2017:

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Debt Securities Available-for-Sale
U.S. treasury securities	$124,842	$-	$247	$124,595
U.S. government agency entities	8,794	-	99	8,695
U.S. government sponsored entities	400,000	-	14,080	385,920
State and municipal securities	924		20	904
Mortgage-backed securities	655,327	226	17,194	638,359
Collateralized mortgage obligations	1,398	-	27	1,371
Corporate debt securities	80,006	1,280	25	81,261
Total debt securities available-for-sale	$1,271,291	$1,506	$31,692	$1,241,105

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$249,877	$-	$357	$249,520
U.S. government agency entities	9,047	11	70	8,988
U.S. government sponsored entities	400,000	-	9,664	390,336
State and municipal securities	1,944	-	30	1,914
Mortgage-backed securities	577,987	241	6,259	571,969
Collateralized mortgage obligations	1,533	-	17	1,516
Corporate debt securities	80,007	1,291	17	81,281
Mutual funds	6,500	-	270	6,230
Preferred stock of government sponsored entities	5,842	4,260	-	10,102
Other equity securities	3,608	8,162	-	11,770
Total	$1,336,345	$13,965	$16,684	$1,333,626

For additional information, see Note 7 to the Company’s unaudited condensed consolidated financial statements.

Investment securities having a carrying value of $231.0 million as of March 31, 2018, and $272.2 million as of December 31, 2017, were pledged to secure public deposits, other borrowings, treasury tax and loan and securities sold under agreements to repurchase.

Equity Securities

The adoption of ASU 2016-01 resulted in approximately $8.6 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018. At March 31, 2018, the Company recognized a net loss of $3.8 million due to the decrease in fair value of equity investments with readily determinable fair values at March 31, 2018. Equity securities were $24.2 million as of March 31, 2018, compared to $28.1 million as of December 31, 2017.

Loans

Gross loans, excluding loans held for sale, were $13.0 billion at March 31, 2018, an increase of $144 million, or 1.1%, from $12.9 billion at December 31, 2017. The increase was primarily due to increases of $136.7 million, or 4.5%, in residential mortgage loans, and $127.6 million, or 2.0%, in commercial mortgage loans, partially offset by decreases of $90.9 million, or 13.4%, in real estate construction loans, and $24.8 million, or 1.0%, in commercial loans. The loan balances and composition at March 31, 2018, compared to December 31, 2017 are presented below:

	March 31, 2018	% of Gross Loans	December 31, 2017	% of Gross Loans	% Change
	(Dollars in thousands)
Type of Loans
Commercial loans	$2,436,421	18.7%	$2,461,266	19.1%	(1.0% )
Residential mortgage loans	3,198,750	24.6	3,062,050	23.8	4.5
Commercial mortgage loans	6,610,254	50.8	6,482,695	50.4	2.0
Equity lines	176,714	1.4	180,304	1.4	(2.0)
Real estate construction loans	587,927	4.5	678,805	5.3	(13.4)
Installment and other loans	4,473	0.0	5,170	0.0	(13.5)
Gross loans	$13,014,539	100%	$12,870,290	100%	1.1%

Allowance for loan losses	(122,084)		(123,279)		(1.0)
Unamortized deferred loan fees	(3,289)		(3,245)		1.4

Total loans, net	$12,889,166		$12,743,766		1.1%

Loans held for sale	$-		$8,000		(100.0% )

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

The ratio of non-performing assets, excluding non-accrual loans held for sale, to total assets was 0.4% at March 31, 2018 and December 31, 2017. Total non-performing assets increased $390,000, or 0.7%, to $58.6 million at March 31, 2018, compared to $58.2 million at December 31, 2017, primarily due to an increase of $541,000, or 1.1%, in non-accrual loans and offset by a decrease of $151,000, or 1.6%, in other real estate owned.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets was 0.45% as of March 31, 2018, compared to 0.45% as of December 31, 2017. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, decreased to 256.8% as of March 31, 2018, from 262.1% as of December 31, 2017.

The following table presents the changes in non-performing assets and troubled debt restructurings (“TDRs”) as of March 31, 2018, compared to December 31, 2017, and to March 31, 2017:

(Dollars in thousands)	March 31, 2018	December 31, 2017	% Change	March 31, 2017	% Change
Non-performing assets
Accruing loans past due 90 days or more	$-	$-	-	$-	-
Non-accrual loans:
Construction loans	8,113	8,185	(1)	5,361	51
Commercial mortgage loans	17,780	19,820	(10)	21,117	(16)
Commercial loans	15,916	14,296	11	13,865	15
Residential mortgage loans	7,519	6,486	16	7,613	(1)
Total non-accrual loans	$49,328	$48,787	1	$47,956	3
Other real estate owned	9,291	9,442	(2)	19,865	(53)
Total non-performing assets	$58,619	$58,229	1	$67,821	(14)
Accruing troubled debt restructurings	$82,785	$68,565	21	$80,419	3
Non-accrual loans held for sale	$-	$8,000	(100)	$5,835	(100)

Allowance for loan losses	$122,084	$123,279	(1)	$115,544	6

Total gross loans outstanding, at period-end (1)	$13,014,539	$12,870,290	1	$11,365,509	15

Allowance for loan losses to non-performing loans, at period-end (2)	247.49%	252.69%		240.94%
Allowance for loan losses to gross loans, at period-end (1)	0.94%	0.96%		1.02%

(1) Excludes loans held for sale at period-end.
(2) Excludes non-accrual loans held for sale at period-end.

Non-accrual Loans

At March 31, 2018, total non-accrual loans were $49.3 million, an increase of $541,000, or 1.1%, from $48.8 million at December 31, 2017, and an increase of $1.3 million, or 2.9%, from $48.0 million at March 31, 2017. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	March 31, 2018		December 31, 2017
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$15,964	$8,630	$14,952	$7,575
Commercial real estate	17,448	-	19,540	-
Personal property (UCC)	-	7,286	-	6,721
Total	$33,412	$15,916	$34,492	$14,296

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	March 31, 2018		December 31, 2017
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$15,713	$-	$16,672	$-
Wholesale/Retail	10,432	8,752	11,429	7,743
Food/Restaurant	129	-	137	-
Import/Export	-	7,164	-	6,553
Other	7,138	-	6,254	-
Total	$33,412	$15,916	$34,492	$14,296

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

As of March 31, 2018, recorded investment in impaired loans totaled $132.1 million and was comprised of non-accrual loans, excluding loans held for sale, of $49.3 million and accruing troubled debt restructured loans (TDRs) of $82.8 million. As of December 31, 2017, recorded investment in impaired loans totaled $117.4 million and was comprised of non-accrual loans, excluding loans held for sale, of $48.8 million and accruing TDRs of $68.6 million. For impaired loans, the amounts previously charged off represent 6.4% as of March 31, 2018, and 7.2% as of December 31, 2017, of the contractual balances for impaired loans. As of March 31, 2018, $33.4 million, or 67.7%, of the $49.3 million of non-accrual loans, excluding loans held for sale, was secured by real estate compared to $34.5 million, or 70.7%, of the $48.8 million of non-accrual loans, excluding loans held for sale, that was secured by real estate as of December 31, 2017. The Bank obtains current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

As of March 31, 2018, $1.5 million of the $122.1 million allowance for loan losses was allocated for impaired loans and $120.6 million was allocated to the general allowance. As of December 31, 2017, $2.1 million of the $123.3 million allowance for loan losses was allocated for impaired loans and $121.1 million was allocated to the general allowance.

The allowance for loan losses to non-accrual loans was 247.5% as of March 31, 2018, from 252.7% as of December 31, 2017, primarily due to an increase in the non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	March 31, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$45,698	$44,680	$-	$43,483	$42,702	$-
Real estate construction loans	8,821	8,113	-	8,821	8,185	-
Commercial mortgage loans	44,486	37,471	-	37,825	31,029	-
Residential mortgage loans and equity lines	6,377	6,377	-	1,301	1,301	-
Subtotal	$105,382	$96,641	$-	$91,430	$83,217	$-
With allocated allowance
Commercial loans	$258	$231	$11	$891	$793	$43
Commercial mortgage loans	27,315	27,276	1,145	21,733	21,635	1,738
Residential mortgage loans and equity lines	9,091	7,965	346	13,022	11,708	353
Subtotal	$36,664	$35,472	$1,502	$35,646	$34,136	$2,134
Total impaired loans	$142,046	$132,113	$1,502	$127,076	$117,353	$2,134

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

As of March 31, 2018, construction loans of $465.6 million were disbursed with pre-established interest reserves of $69.4 million compared to $545.0 million of such loans disbursed with pre-established interest reserves of $72.3 million at December 31, 2017.  The balance for construction loans with interest reserves that have been extended was $63.6 million with pre-established interest reserves of $2.3 million at March 31, 2018, compared to $62.1 million with pre-established interest reserves of $2.0 million at December 31, 2017.  Land loans of $19.2 million were disbursed with pre-established interest reserves of $689,000 at March 31, 2018, compared to $32.7 million of land loans disbursed with pre-established interest reserves of $1.3 million at December 31, 2017.  The balance for land loans with interest reserves that have been extended was $6.4 million at March 31, 2018 with pre-established interest reserves of $248,000 compared to $6.9 million in land loans with pre-established interest reserves of $221,000 at December 31, 2017.

At March 31, 2018 and December 31, 2017, the Bank had no loans on non-accrual status with available interest reserves.  At March 31, 2018, $8.1 million of non-accrual non-residential construction loans had been originated with pre-established interest reserves.  At December 31, 2017, $8.2 million of non-accrual non-residential construction loans and $8.0 million of non-accrual land loans had been originated with pre-established interest reserves.    While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; Las Vegas, Nevada, and Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of March 31, 2018, or as of December 31, 2017.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. Total loans for construction, land development, and other land represented 35% of the Bank’s total risk-based capital as of March 31, 2018, and 41% as of December 31, 2017. Total CRE loans represented 293% of total risk-based capital as of March 31, 2018, and 293% as of December 31, 2017 and were below the Bank’s internal limit for CRE loans of 400% of total capital at both dates.

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

The allowance for loan losses was $122.1 million and the allowance for off-balance sheet unfunded credit commitments was $4.6 million at March 31, 2018, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded credit commitments. The $122.1 million allowance for loan losses at March 31, 2018, decreased $1.2 million, or 1.0%, from $123.3 million at December 31, 2017. The allowance for loan losses represented 0.94% of period-end gross loans, excluding loans held for sale, and 247.5% of non-performing loans at March 31, 2018. The comparable ratios were 0.96% of period-end gross loans, excluding loans held for sale, and 252.7% of non-performing loans at December 31, 2017.

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Allowance for loan losses
Balance at beginning of period	$123,279	$118,966
Reversal for credit losses	(3,000)	(2,500)
Charge-offs :
Commercial loans	(19)	(1,204)
Real estate loans	-	(555)
Total charge-offs	(19)	(1,759)
Recoveries:
Commercial loans	913	491
Construction loans	44	49
Real estate loans	867	297
Total recoveries	1,824	837

Balance at end of period	$122,084	$115,544
Reserve for off-balance sheet credit commitments
Balance at beginning of period	$4,588	$3,224
Provision for credit losses	-	200
Balance at end of period	$4,588	$3,424

Average loans outstanding during the period (1)	$12,914,960	$11,286,327
Total gross loans outstanding, at period-end (1)	$13,014,539	$11,365,509
Total non-performing loans, at period-end (2)	$49,328	$47,956
Ratio of net (recoveries)/charge-offs to average loans outstanding during the period (1)	(0.06% )	0.03%
Provision for credit losses to average loans outstanding during the period (1)	(0.09% )	(0.08% )
Allowance for credit losses to non-performing loans, at period-end (2)	256.80%	248.08%

Allowance for credit losses to gross loans, at period-end (1)	0.97%	1.05%

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

•

General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and common risk characteristics. The non-impaired loans are grouped into 19 segments: two commercial segments, ten commercial real estate segments, one residential construction segment, one non-residential construction segment, one SBA segment, one installment loans segment, one residential mortgage segment, one equity lines of credit segment, and one overdrafts segment. The allowance is provided for each segmented group based on the group’s historical loan loss experience aggregated based on loan risk classifications which take into account the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral if collateral dependent, charge-off history, management’s knowledge of the portfolio, general economic conditions, environmental factors including the trends in delinquency and non-accrual, and other significant factors, such as the national and local economy, volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and concentration of credit. In addition, management review reports on past-due loans to ensure appropriate classification.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	March 31, 2018		December 31, 2017
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
Type of Loan:	(Dollars in thousands)
Commercial loans	$54,597	18.9%	$49,796	19.1%
Residential mortgage loans (1)	11,372	25.6	11,013	24.5
Commercial mortgage loans	34,230	50.5	37,610	51.2
Real estate construction loans	21,864	5.0	24,838	5.2
Installment and other loans	21	0.0	22	0.0
Total	$122,084	100%	$123,279	100%

(1) Residential mortgage loans includes equity lines.

The allowance allocated to commercial loans increased $4.8 million, or 9.6%, to $54.6 million at March 31, 2018, from $49.8 million at December 31, 2017. The increase is a result of the trade instability and pending tariffs between the U.S. and China and an increase in non-accrual commercial loans in the first quarter of 2018.

The allowance allocated for residential mortgage loans increased slightly by $0.4 million, or 3.3%, to $11.4 million as of March 31, 2018, from $11.0 million at December 31, 2017.

The allowance allocated to commercial mortgage loans decreased $3.4 million, or 9.0%, to $34.2 million at March 31, 2018, from $37.6 million at December 31, 2017 as a result of lower delinquencies and continued recoveries in the first quarter of 2018.

The allowance allocated to real estate construction loans decreased $3.0 million, or 12.0%, to $21.9 million at March 31, 2018 from $24.8 million at December 31, 2017. The decrease is due primarily to the decrease in loan volume and decreases in delinquencies during the first quarter of 2018.

Deposits

Total deposits were $13.0 billion at March 31, 2018, an increase of $322 million, or 2.5%, from $12.7 billion at December 31, 2017. The following table displays the deposit mix as of the dates indicated:

	March 31, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Deposits
Non-interest-bearing demand deposits	$2,741,321	21.1%	$2,783,127	21.9%
Interest bearing demand deposits	1,398,076	10.7	1,410,519	11.1
Money market deposits	2,203,948	16.9	2,248,271	17.7
Savings deposits	801,054	6.2	857,199	6.8
Time deposits	5,867,852	45.1	5,390,777	42.5
Total deposits	$13,012,251	100.0%	$12,689,893	100.0%

The following table shows the maturity distribution of time deposits as of March 31, 2018:

	At March 31, 2018
	Time Deposits - under $100,000	Time Deposits -$100,000 and over	Total Time Deposits
	(In thousands)
Less than three months	$379,168	$845,570	$1,224,738
Three to six months	211,671	1,113,961	1,325,632
Six to twelve months	693,708	1,731,286	2,424,994
Over one year	220,968	671,520	892,488
Total	$1,505,515	$4,362,337	$5,867,852

Percent of total deposits	11.6%	33.5%	45.1%

Borrowings

Borrowings include federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the FHLB of San Francisco, and borrowings from other financial institutions.

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $100 million with a weighted average rate of 2.86% at both March 31, 2018, and December 31, 2017. Final maturity for the two fixed rate non-callable securities sold under agreements to repurchase was $50.0 million in June 2018 and $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $107.6 million as of March 31, 2018, and $108.4 million as of December 31, 2017.

Borrowing from the FHLB. As of March 31, 2018, over-night borrowings from the FHLB were $250 million at a rate of 1.87% compared to $325 million at a rate of 1.41% as of December 31, 2017. As of March 31, 2018, the advances from the FHLB were $75 million at a rate of 1.53% compared to $105 million at a rate of 1.41% as of December 31, 2017. As of March 31, 2018, FHLB advances of $15 million will mature in April 2018, $5 million in July 2018, $5 million in October 2018, and $50 million in December 2019.

Other Borrowing. Pursuant to the Stock Purchase Agreement with Bank SinoPac Co. Ltd, $35.2 million of the total consideration was held back with interest accruing at three-month LIBOR plus 150 basis points and 50%, 30%, and 20% will be disbursed annually over three years on the anniversary dates, respectively. As of March 31, 2018, the outstanding balance was $35.7 million with a rate of 2.8% compared to $35.2 million at December 31, 2017.

Long-term Debt. On October 12, 2017, the Bank entered into a term loan agreement of $75.0 million with U.S. Bank. The loan has a floating rate of one-month LIBOR plus 175 basis points. As of March 31, 2018, the term loan has an interest rate of 3.438% compared to 3.125% at December 31, 2017. The principal amount of the long-term debt from U.S. Bank is due and payable in consecutive quarterly installments of $4.7 million each on the last day of each calendar quarter commencing December 31, 2018, with the final installment due and payable on October 12, 2020. We used the U.S. Bank loan proceeds to fund a portion of our acquisition of SinoPac Bancorp.

At March 31, 2018, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 4.34%, compared to $119.1 million with a weighted average rate of 3.78% at December 31, 2017. The Junior Subordinated Notes have a stated maturity term of 30 years. As of March 31, 2018, and December 31, 2017, the Company’s assets grew past the $15 billion threshold which no longer qualifies the Junior Subordinated Notes as Tier 1 capital for regulatory reporting purposes. The Junior Subordinated Notes qualify as Tier 1 capital for regulatory reporting purposes at December 31, 2016 and 2015. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of March 31, 2018. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$4,975,364	$869,045	$23,431	$12	$5,867,852
Non-callable securities sold under agreements to repurchase	100,000	-	-	-	100,000
Advances from the Federal Home Loan Bank	275,000	50,000	-	-	325,000
Other borrowings	17,702	18,042	-	17,434	53,178
Long-term debt	4,688	70,312	-	119,136	194,136
Operating leases	10,228	13,289	8,777	2,997	35,291
Total contractual obligations and other commitments	$5,382,982	$1,020,688	$32,208	$139,579	$6,575,457

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

Capital Resources

Total equity was $2.0 billion as of March 31, 2018, an increase of $36.5 million, from $1.97 billion as of December 31, 2017, primarily due to net income of $63.8 million offset by common stock cash dividends of $19.5 million and decreases of other comprehensive income of $18.4 million due in part to the adoption of new accounting pronouncements in the first quarter of 2018.

The following table summarizes changes in total equity for the three months ended March 31, 2018:

(In thousands)	March 31, 2018
Net income	$63,816
Stock options exercised and RSUs distributed	838
Proceeds from shares issued through the Dividend Reinvestment Plan	664
Shares withheld related to net share settlement of RSUs	(1,538)
Share-based compensation	1,499
Other comprehensive income	(18,395)
Retained earnings adjustments upon initial adoption of new pronouncements (1)	9,073
Cash dividends paid to common stockholders	(19,469)
Net increase in total equity	$36,488

(1) These adjustments are a result of the adoption of ASU 2016-01 and 2018-2, effective as of January 1, 2018.

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements under Basel III rules that became effective January 1, 2015, with transitional provisions as of March 31, 2018. In addition, the capital ratios of the Bank place it in the “well capitalized” category, which is defined as institutions with a common equity tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%.

The following table presents Bancorp’s and the Bank’s capital and leverage ratios as of March 31, 2018, and December 31, 2017:

	Cathay General Bancorp				Cathay Bank
	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Common equity Tier 1 capital (to risk-weighted assets)	$1,625,474	12.51	$1,572,025	12.19	$1,775,540	13.68	$1,734,719	13.46
Common equity Tier 1 capital minimum requirement	584,787	4.50	580,552	4.50	584,030	4.50	579,921	4.50
Excess	$1,040,687	8.01	$991,473	7.69	$1,191,510	9.18	$1,154,798	8.96

Tier 1 capital (to risk-weighted assets)	$1,625,474	12.51	$1,572,025	12.19	$1,775,540	13.68	$1,734,719	13.46
Tier 1 capital minimum requirement	779,716	6.00	774,070	6.00	778,707	6.00	773,229	6.00
Excess	$845,758	6.51	$797,955	6.19	$996,833	7.68	$961,490	7.46

Total capital (to risk-weighted assets)	$1,867,647	14.37	$1,820,860	14.11	$1,902,212	14.66	$1,862,806	14.45
Total capital minimum requirement	1,039,621	8.00	1,032,093	8.00	1,038,275	8.00	1,030,971	8.00
Excess	$828,026	6.37	$788,767	6.11	$863,937	6.66	$831,835	6.45

Tier 1 capital (to average assets) – Leverage ratio	$1,625,474	10.61	$1,572,025	10.35	$1,775,540	11.61	$1,734,719	11.82
Minimum leverage requirement	612,808	4.00	607,349	4.00	611,871	4.00	586,959	4.00
Excess	$1,012,666	6.61	$964,676	6.35	$1,163,669	7.61	$1,147,760	7.82

Risk-weighted assets	$12,995,268		$12,901,161		$12,978,442		$12,887,142
Total average assets (1)	$15,320,188		$15,183,720		$15,296,787		$14,673,981

(1) The quarterly total average assets reflect all debt securities at amortized cost, equity securities with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. The amount of future dividends will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors. The terms of our Junior Subordinated Notes also limit our ability to pay dividends. We increased the common stock dividend from $.21 per share in the fourth quarter of 2016, to $.24 per share in the fourth quarter of 2017.

The Company declared a cash dividend of $0.24 per share on 81,126,888 shares outstanding on March 1, 2018, for distribution to holders of our common stock on March 12, 2018. The Company paid total cash dividends of $19.5 million in the first quarter of 2018.

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

In May 2014, the Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 2.17%. As of March 31, 2018, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized gain of $428,000, net of taxes, was included in other comprehensive income compared to unrealized loss of $1.9 million at March 31, 2017. The amount of periodic net settlement of interest rate swaps included in interest expense was $274,000 for the three months ended March 31, 2018, compared to $479,000 for the same quarter a year ago. As of March 31, 2018, and 2017, the ineffective portion of these interest rates swaps was not significant.

As of March 31, 2018, the Bank’s outstanding interest rate swap contracts had a notional amount of $561.9 million for various terms from two to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.6% and receives a variable rate of the one-month LIBOR rate plus a weighted average spread of 279 basis points, or at a weighted average rate of 4.5%. As of March 31, 2018, and March 31, 2017, the notional amount of fair value interest rate swaps was $561.9 million and $424.2 million with unrealized gains of $11.1 million and $1.9 million, respectively, were included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was $229,000 for the three months ended March 31, 2018, compared to $713,000 for the same period a year ago. As of March 31, 2018, and 2017, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $1.3 million as of March 31, 2018 and $4.5 million as of December 31, 2017.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheet. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At March 31, 2018, the notional amount of option contracts totaled $1.0 million with a net negative fair value of $3,000. At March 31, 2018, spot, forward, and swap contracts in the total notional amount of $78.0 million had a positive fair value of $1.5 million. Spot, forward, and swap contracts in the total notional amount of $57.6 million had a negative fair value of $924,000 at March 31, 2018. At December 31, 2017, the notional amount of option contracts totaled $1.0 million with a net negative fair value of $9,000. At December 31, 2017, spot, forward, and swap contracts in the total notional amount of $108.5 million had a positive fair value of $1.8 million. Spot, forward, and swap contracts in the total notional amount of $32.1 million had a negative fair value of $453,000 at December 31, 2017.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of March 31, 2018, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 12.7% compared to 12.1% as of December 31, 2017.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At March 31, 2018, the Bank had an approved credit line with the FHLB of San Francisco totaling $6.2 billion. Total advances from the FHLB of San Francisco were $325.0 million and standby letter of credits issued by FHLB on the Company’s behalf were $148.2 million as of March 31, 2018. These borrowings bear fixed rates and are secured by loans. See Note 9 to the Consolidated Financial Statements. At March 31, 2018, the Bank pledged $39.4 million of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $34.6 million from the Federal Reserve Bank Discount Window at March 31, 2018.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At March 31, 2018, investment securities totaled $1.3 billion, with $231.0 million pledged as collateral for borrowings and other commitments. The remaining $1.0 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 85% of our time deposits mature within one year or less as of March 31, 2018. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $32.0 million during the first quarter of 2018 and $208.2 million during 2017.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2018:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	8.7	3.3
+100	4.5	1.9
-100	-7.7	0.2
-200	-15.0	-2.6

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

There has not been any change in our internal control over financial reporting that occurred during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS.

Bancorp’s wholly-owned subsidiary, Cathay Bank, is a party to ordinary routine litigation from time to time incidental to various aspects of its operations. Management does not believe that any such litigation is expected to have a material adverse impact on the Company’s consolidated financial condition or results of operations.

Item 1A.     RISK FACTORS.

There is no material change in the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, in response to Item 1A in Part I of Form 10-K.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2018 - January 31, 2018)	0	$0	0	$7,543,008
Month #2 (February 1, 2018 - February 28, 2018)	0	$0	0	$7,543,008
Month #3 (March 1, 2018 - March 31, 2018)	0	$0	0	$7,543,008
Total	0	$0	0	$7,543,008

For a discussion of limitations on the payment of dividends, see “Dividend Policy” and “Liquidity” under Part I—Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.     DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.     MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.     OTHER INFORMATION.

None.

Item 6.     EXHIBITS.

Exhibit 10.1	Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Time-Based Shares). Previously filed with the Securities and Exchange Commission on March 30, 2017, as an exhibit to the Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.**

Exhibit 10.2	Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Clawback Rider), used in connection with award of time-based restricted stock units. Previously filed with the Securities and Exchange Commission on March 30, 2017, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference.**

Exhibit 10.3	Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Immediate Vesting/Deferred Distribution).**+

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

Exhibit 101.INS	XBRL Instance Document *

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Cathay General Bancorp (Registrant)

Date: May 10, 2018	/s/ Pin Tai Pin Tai Chief Executive Officer and President

Date: May 10, 2018	/s/ Heng W. Chen Heng W. Chen Executive Vice President and Chief Financial Officer