Form 10-Q
period 2018-06-30
CATHAY GENERAL BANCORP
filed 2018-08-09
CIK 861842

UNITED STATES

securities and exchange commission

Washington, D.C. 20549

form 10-q

[ X ]	quarterly report pursuant to section 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2018

OR

[ ]	transition report pursuant to section 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-31830

Cathay General Bancorp

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

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

Common stock, $.01 par value, 81,255,708 shares outstanding as of July 31, 2018.

CATHAY GENERAL BANCORP AND SUBSIDIARies

2ND quarter 2018 REPORT ON FORM 10-Q

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

Bancorp’s filings with the SEC are available at the website maintained by the SEC at http://www.sec.gov, or by request directed to Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attention: Investor Relations (626) 279-3296.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	June 30, 2018	December 31, 2017

Assets
Cash and due from banks	$195,392	$247,056
Short-term investments and interest bearing deposits	208,749	292,745
Cash and cash equivalents	404,141	539,801
Securities available-for-sale (amortized cost of $1,510,142 at June 30, 2018 and $1,336,345 at December 31, 2017)	1,475,949	1,333,626
Loans held for sale	-	8,000
Loans	13,348,737	12,870,290
Less: Allowance for loan losses	(121,899)	(123,279)
Unamortized deferred loan fees, net	(3,248)	(3,245)
Loans, net	13,223,590	12,743,766
Equity securities	23,131	-
Federal Home Loan Bank stock	17,250	23,085
Other real estate owned, net	8,220	9,442
Affordable housing investments and alternative energy partnerships, net	308,464	272,871
Premises and equipment, net	102,415	103,064
Customers’ liability on acceptances	22,366	13,482
Accrued interest receivable	48,178	45,307
Goodwill	372,189	372,189
Other intangible assets, net	7,462	8,062
Other assets	184,391	167,491
Total assets	$16,197,746	$15,640,186

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$2,835,314	$2,783,127
Interest-bearing deposits:
Demand deposits	1,381,617	1,410,519
Money market deposits	2,263,991	2,248,271
Savings deposits	790,125	857,199
Time deposits	5,833,499	5,390,777
Total deposits	13,104,546	12,689,893

Securities sold under agreements to repurchase	50,000	100,000
Advances from the Federal Home Loan Bank	480,000	430,000
Other borrowings of affordable housing investments	17,382	17,481
Long-term debt	194,136	194,136
Deferred payments from acquisition	36,015	35,404
Acceptances outstanding	22,366	13,482
Other liabilities	228,468	186,486
Total liabilities	14,132,913	13,666,882
Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 89,466,326 issued and 81,255,683 outstanding at June 30, 2018, and 89,104,022 issued and 80,893,379 outstanding at December 31, 2017	895	891
Additional paid-in-capital	937,224	932,874
Accumulated other comprehensive loss, net	(22,921)	(2,511)
Retained earnings	1,389,224	1,281,639
Treasury stock, at cost (8,210,643 shares at June 30, 2018, and at December 31, 2017)	(239,589)	(239,589)
Total equity	2,064,833	1,973,304
Total liabilities and equity	$16,197,746	$15,640,186

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$158,659	$129,836	$309,949	$254,746
Investment securities	7,208	4,719	13,666	9,125
Federal Home Loan Bank stock	380	298	776	710
Deposits with banks	1,273	776	2,829	1,852
Total interest and dividend income	167,520	135,629	327,220	266,433

Interest Expense
Time deposits	18,730	10,769	34,458	21,751
Other deposits	4,832	4,698	9,418	9,144
Securities sold under agreements to repurchase	608	1,065	1,322	2,615
Advances from Federal Home Loan Bank	885	305	1,856	593
Long-term debt	2,163	1,440	4,245	2,864
Deferred payments from acquisition	271	-	547	-
Total interest expense	27,489	18,277	51,846	36,967

Net interest income before reversal for credit losses	140,031	117,352	275,374	229,466
Reversal for credit losses	-	-	(3,000)	(2,500)
Net interest income after reversal for credit losses	140,031	117,352	278,374	231,966

Non-Interest Income
Net losses from equity securities	(1,124)	-	(4,971)	-
Securities gains/(losses), net	-	3	-	(463)
Letters of credit commissions	1,376	1,193	2,651	2,316
Depository service fees	1,241	1,344	2,686	2,852
Gain from acquisition	-	-	340	-
Other operating income	6,274	3,612	12,371	8,165
Total non-interest income	7,767	6,152	13,077	12,870

Non-Interest Expense
Salaries and employee benefits	30,600	26,145	60,977	52,016
Occupancy expense	5,170	4,722	10,622	9,421
Computer and equipment expense	2,611	2,528	5,705	5,252
Professional services expense	5,730	5,343	11,769	9,599
Data processing service expense	3,151	2,396	6,370	4,928
FDIC and regulatory assessments	2,142	2,189	4,177	4,709
Marketing expense	3,400	1,859	4,258	2,730
Other real estate owned (income)/expense	(3)	317	(215)	378
Amortization of investments in low income housing and alternative energy partnerships	5,113	6,224	10,874	11,074
Amortization of core deposit intangibles	280	173	514	345
Acquisition and integration costs	1,735	-	1,904	-
Other operating expense	3,159	4,762	7,104	8,092
Total non-interest expense	63,088	56,658	124,059	108,544

Income before income tax expense	84,710	66,846	167,392	136,292
Income tax expense	11,046	15,431	29,912	35,936
Net income	$73,664	$51,415	$137,480	$100,356

Other comprehensive income, net of tax
Unrealized holding (losses)/gains on securities available-for-sale	(2,751)	2,774	(14,265)	2,278
Unrealized holding gain/(loss) on cash flow hedge derivatives	736	(550)	2,929	(251)
Less: reclassification adjustments for gains/(losses) included in net income	-	2	-	(268)
Total other comprehensive (loss)/gain, net of tax	(2,015)	2,222	(11,336)	2,295
Total other comprehensive income	$71,649	$53,637	$126,144	$102,651

Net income per common share:
Basic	$0.91	$0.64	$1.69	$1.26
Diluted	$0.90	$0.64	$1.68	$1.25
Cash dividends paid per common share	$0.24	$0.21	$0.48	$0.42
Average common shares outstanding
Basic	81,236,315	79,840,188	81,180,160	79,772,268
Diluted	81,774,986	80,562,607	81,727,977	80,488,305

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30
	2018	2017
	(In thousands)
Cash Flows from Operating Activities
Net income	$137,480	$100,356
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal for credit losses	(3,000)	(2,500)
Provision for losses on other real estate owned	-	483
Deferred tax liability	2,432	12,227
Depreciation and amortization	3,868	3,504
Net gains on sale and transfer of other real estate owned	(459)	(317)
Proceeds from sales of loans	8,000	7,500
Amortization on alternative energy partnerships, venture capital and other investments	(405)	1,682
Net loss on sales and calls of securities	-	438
Amortization/accretion of security premiums/discounts, net	1,719	1,293
Unrealized loss on equity securities	4,971	-
Stock based compensation and stock issued to officers as compensation	4,054	3,107
Net change in accrued interest receivable and other assets	(8,043)	603
Gain on acquisition	(340)	-
Net change in other liabilities	(129)	1,857
Net cash provided by operating activities	150,148	130,233

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(448,805)	(349,550)
Proceeds from sale of investment securities available-for-sale	-	99,541
Proceeds from repayments, maturities and calls of investment securities available-for-sale	257,339	198,619
Purchase of Federal Home Loan Bank stock	(5,430)	-
Redemptions of Federal Home Loan Bank stock	11,265	-
Net increase in loans	(474,900)	(369,751)
Purchase of premises and equipment	(2,706)	(1,718)
Proceeds from sales of other real estate owned	2,785	1,399
Net (increase)/decrease in investment in affordable housing and alternative energy partnerships	(19,201)	(16,685)
Net cash used for investing activities	(679,653)	(438,145)

Cash Flows from Financing Activities
Net increase/(decrease) in deposits	414,198	(211,228)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(50,000)	(200,000)
Advances from Federal Home Loan Bank	2,450,000	795,000
Repayment of Federal Home Loan Bank borrowings	(2,400,000)	(670,000)
Cash dividends paid	(38,966)	(33,524)
Proceeds from issuance of other borrowings	20,000	-
Proceeds from shares issued under Dividend Reinvestment Plan	1,325	1,233
Proceeds from exercise of stock options	838	877
Taxes paid related to net share settlement of RSUs	(3,550)	(5,118)
Net cash provided by (used in) financing activities	393,845	(322,760)

Decrease in cash and cash equivalents	(135,660)	(630,672)
Cash and cash equivalents, beginning of the period	539,801	1,185,084
Cash and cash equivalents, end of the period	$404,141	$554,412

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$49,606	$39,259
Income taxes paid	$31,589	$30,096
Non-cash investing and financing activities:
Net change in unrealized holding loss on securities available-for-sale, net of tax	$(14,265)	$2,546
Net change in unrealized holding loss on cash flow hedge derivatives	$2,929	$(251)
Transfers to other real estate owned from loans held for investment	$715	$726

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), eight limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, Asia Realty Corp. and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of June 30, 2018, the Bank operates 26 branches in Southern California, 14 branches in Northern California, 12 branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, New Jersey, Maryland and Nevada, one branch in Hong Kong, and a representative office in Beijing, Shanghai and Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company expects that the most significant estimates subject to change are the allowance for loan losses.

In the condensed consolidated statement of cash flows, the amounts for the six months ended June 30, 2017 have been corrected in the current year and differ from the previously reported amounts of $135.0 million for net cash provided by investing activities, $57.5 million for decrease in cash and cash equivalents, $218.0 million for cash and cash equivalents, beginning of period and $160.5 million for cash and cash equivalents, end of period.

3. Recent Accounting Pronouncements

Accounting Standards adopted in 2018

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance replaces existing revenue recognition guidance for contracts to provide goods or services to customers and amends existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate. ASU 2014-09 clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. ASU 2014-09 as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. Our revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. Accordingly, the majority of the Company’s revenues will not be affected. In addition, the new standard does not materially impact the timing or measurement of the Company’s revenue recognition as it is consistent with the Company’s existing accounting for contracts within the scope of the new standard. The Company adopted this guidance as of January 1, 2018 using the modified retrospective method where there was no cumulative effect adjustment to retained earnings as a result of adopting this new standard. In addition, the standard did not have a material impact on our consolidated financial statements. The Company has provided a disaggregation of the significant categories of revenues within the scope of this guidance and expanded the qualitative disclosures of the Company’s noninterest income. See footnote 17 - Revenue from Contracts with Customers for additional information.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This update requires an entity to measure equity investments with readily determinable fair values at fair value with changes in fair value recognized in net income. Equity investment without readily determinable fair values will be measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment and any amount by which the carrying value exceeding the fair value will be recognized as an impairment in net income. This update also requires an entity to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price option. In addition, this update requires separate presentation in comprehensive income for changes in the fair value of a liability and in the balance sheet by measurement category and form of financial asset. ASU 2016-01 becomes effective for interim and annual periods beginning after December 15, 2017.  The adoption of the amendment resulted in approximately $8.6 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018, and reduced pre-tax income by $1.1 million for the three months ended June 30, 2018 and $5.0 million for the six months ended June 30, 2018. See footnote 7 – Investment Securities. Also, beginning in the first quarter of 2018, the Company is adopting the exit price notion on fair value measurement of its loan portfolio. As a result of this fair value change, the prior-year figures shown for loans on footnote - 13 for comparative purposes will no longer be comparable.

In February 2018, FASB issued ASU 2018-02 to help organizations address certain stranded income tax effects in accumulated other comprehensive income (“AOCI”) resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Legislation”). The amendment provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the changes in the U.S. federal corporate income tax rate in the Tax Legislation (or portion thereof) is recorded. The amendment also includes disclosure requirements regarding the issuer’s accounting policy for releasing income tax effects from AOCI. The amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, and organizations should apply the provisions of the amendment either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Legislation is recognized. The Company has elected to reclassify the income tax effects of the Tax Legislation from accumulated other comprehensive income to retained earnings effective January 1, 2018. This resulted in the reclassification of $515,000 from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018.    See footnote 18 – Stockholders Equity.

Other Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which is intended to increase transparency and comparability in the accounting for lease transactions. ASU 2016-02 requires lessees to recognize all leases longer than twelve months on the consolidated balance sheet as lease assets and lease liabilities and quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with an option to early adopt. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company is evaluating the impact of ASU 2016-02 and has determined that the majority of our leases are operating leases. We expect, upon adoption, that the Company will record a liability for the remaining obligation under the lease agreements and a corresponding right-of-use asset in its consolidated financial statements. ASU 2016-02 will be effective for us on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This update requires an entity to use a broader range of reasonable and supportable forecasts, in addition to historical experience and current conditions, to develop an expected credit loss estimate for financial assets and net investments that are not accounted for at fair value through net income. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses to the amount by which fair value is below amortized cost. ASU 2016-13 becomes effective for interim and annual periods beginning after December 15, 2019.  The Company has designated a management team and begun its implementation efforts by identifying key interpretive issues, assessing its processes and identifying the system requirements against the new guidance to determine what modifications may be required. The implementation efforts also involve, but are not limited to, assessing potential macroeconomic factors that will be used to determine the reasonable and supportable forecast period. The Company has not yet determined the effect of ASU 2016-13 on its accounting policies or the impact on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-08, “Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This update amends the amortization period for certain purchased callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This update affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Adoption of ASU 2017-08 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

4. Acquisition

On July 14, 2017, the Company completed the acquisition of SinoPac Bancorp, the parent of Far East National Bank (“FENB”), pursuant to a Stock Purchase Agreement, dated as of July 8, 2016, by and between the Company and Bank SinoPac Co. Ltd. Under the terms of the Stock Purchase Agreement, the Company purchased all of the issued and outstanding share capital of SinoPac Bancorp for an aggregate purchase price of $351.6 million plus additional post closing payments based on the realization of certain assets of FENB. The Company issued 926,192 shares of common stock as consideration and the remainder of the consideration is payable in cash of which $100 million was deferred and paid on November 14, 2017 and $35.4 million was deferred and will be released over the next three years. On December 12, 2017, additional cash consideration of $4.1 million was paid based on the realized gain from the sale of the building that housed FENB’s former Alhambra, California branch. SinoPac Bancorp was merged into Cathay General Bancorp on July 17, 2017 and subsequently, on October 27, 2017, FENB was merged into Cathay Bank. The acquisition allowed the Company to expand its number of branches in California. Prior to the closing of the acquisition, FENB operated nine branches in California, and a representative office in Beijing. The acquisition is accounted for as a business combination, subject to the provisions of ASC 805-10-50, Business Combinations.

The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the July 14, 2017 acquisition date. We have included the financial results of the business combinations in the condensed consolidated statement of income beginning on the acquisition date. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. We made significant estimates and exercised significant judgement in estimating fair values and accounting for such acquired assets and liabilities. The assets and liabilities have been accounted for under the acquisition method of accounting.

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

The table above reflects net purchase price adjustments of $340,000 related to contingent consideration and imputed interest adjustments made during the six months ended June 30, 2018.

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

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except share and per share data)	2018	2017	2018	2017
Net income	$73,664	$51,415	$137,480	$100,356

Weighted-average shares:
Basic weighted-average number of common shares outstanding	81,236,315	79,840,188	81,180,160	79,772,268

Dilutive effect of weighted-average outstanding common share equivalents
Warrants	278,080	410,677	286,718	413,625
Options	-	24,169	-	29,002
Restricted stock units	260,591	287,573	261,099	273,410
Diluted weighted-average number of common shares outstanding	81,774,986	80,562,607	81,727,977	80,488,305

Average stock options and restricted stock units with anti-dilutive effect	6,521	-	22,624	9,895
Earnings per common share:
Basic	$0.91	$0.64	$1.69	$1.26
Diluted	$0.90	$0.64	$1.68	$1.25

6. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options, restricted stock units (“RSUs”) and/or awarded non-vested stock. As of June 30, 2018, there were no stock options outstanding.

There were 35,880 and 37,540 stock option shares exercised in the six months ended June 30, 2018 and 2017, respectively. The Company received $838,000 from the exercise of stock options for 35,880 shares at $23.37 per share that had an aggregate intrinsic value of $718,000 during the six months ended June 30, 2018 compared to $877,000 from the exercise of stock options that had an aggregate intrinsic value of $534,000 during the six months ended June 30, 2017.

RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs generally vest ratably over three years or cliff vest after one or three years of continued employment from the date of the grant. While a portion of RSUs are time-vesting awards, others vest subject to the attainment of specified performance goals referred to as “Performance-based RSUs.” All RSUs are subject to forfeiture until vested.

Performance-based RSUs are granted at the target amount of awards. Based on the Company’s attainment of specified performance goals and consideration of market conditions, the number of shares that vest can be adjusted to a minimum of zero and to a maximum of 150% of the target. The amount of performance-based RSUs that are eligible to vest is determined at the end of each performance period and is then added together to determine the total number of performance shares that are eligible to vest. Performance-based RSUs generally cliff vest three years from the date of grant.

Compensation costs for the time-based awards are based on the quoted market price of the Company’s stock at the grant date. Compensation costs associated with performance-based RSUs are based on grant date fair value, which considers both market and performance conditions. Compensation costs of both time-based and performance-based awards are recognized on a straight-line basis from the grant date until the vesting date of each grant.

The following table presents restricted stock unit activity during the six months ended June 30, 2018:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2017	221,738	32.72	339,872	33.52
Granted	128,589	43.36	55,455	39.46
Vested	(65,721)	41.59	(68,459)	41.22
Forfeited	(8,774)	35.29	-	-
Balance at June 30, 2018	275,832	35.48	326,868	32.91

The compensation expense recorded for RSUs was $1.9 million for the three months ended June 30, 2018, compared to $1.4 million in the same period a year ago. For the six months ended June 30, 2018 and 2017, compensation expense recorded relating to the RSUs was $3.4 million and $2.6 million, respectively. Unrecognized stock-based compensation expense related to RSUs was $13.3 million and $10.6 million as of June 30, 2018 and 2017, respectively. These costs are expected to be recognized over the next 2.1 years and 2.2 years for time-based and performance-based RSUs, respectively.

As of June 30, 2018, 2,591,461 shares were available under the Company’s 2005 Incentive Plan (as Amended and Restated) for future grants.

Tax benefit from share-based payment arrangements of $0.8 million reduced income tax expense in the first six months of 2018 compared to $2.6 million in the same period a year ago.

7. Investment Securities

Securities available-for-sale were $1.5 billion as of June 30, 2018, compared to $1.3 billion as of December 31, 2017.

The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of June 30, 2018, and investment securities as of December 31, 2017:

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Debt Securities Available-for-Sale
U.S. treasury securities	$348,677	$8	$141	$348,544
U.S. government agency entities	8,397	-	208	8,189
U.S. government sponsored entities	400,000	-	16,041	383,959
Mortgage-backed securities	676,855	189	18,756	658,288
Collateralized mortgage obligations	1,233	-	30	1,203
Corporate debt securities	74,980	786	-	75,766
Total	$1,510,142	$983	$35,176	$1,475,949

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$249,877	$-	$357	$249,520
U.S. government agency entities	9,047	11	70	8,988
U.S. government sponsored entities	400,000	-	9,664	390,336
State and municipal securities	1,944	-	30	1,914
Mortgage-backed securities	577,987	241	6,259	571,969
Collateralized mortgage obligations	1,533	-	17	1,516
Corporate debt securities	80,007	1,291	17	81,281
Mutual funds	6,500	-	270	6,230
Preferred stock of government sponsored entities	5,842	4,260	-	10,102
Other equity securities	3,608	8,162	-	11,770
Total	$1,336,345	$13,965	$16,684	$1,333,626

The amortized cost and fair value of investment securities as of June 30, 2018, by contractual maturities, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-For-Sale
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$358,743	$358,622
Due after one year through five years	465,994	450,736
Due after five years through ten years	4,478	4,314
Due after ten years	680,927	662,277
Total	$1,510,142	$1,475,949

There were no sales of mortgage-backed securities during the first six months of 2018 and the first six months of 2017. Proceeds from repayments, maturities and calls of mortgage-backed securities were $50.4 million and $28.6 million for the six months ended June 30, 2018 and 2017, respectively. There were no sales of other investment securities during the first six months of 2018, compared to proceeds of $99.5 million from the sale of other investment securities during the first six months of 2017. Proceeds from maturities and calls of other investment securities were $206.9 million during the six months ended June 30, 2018, compared to $170.0 million during the same period a year ago. There were no gains or losses on sales of investment securities during the six months ended June 30, 2018, compared to $438,000 of losses in the same period a year ago. There were no other than temporary impairment write-downs recorded during the first six months of 2018, compared to $25,000 recorded during the first six months of 2017.

The adoption of ASU 2016-01 resulted in approximately $8.6 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018. For the six months ended, June 30, 2018, the Company recognized a net loss of $5.0 million due to the decrease in fair value of equity investments with readily determinable fair values. Equity securities were $23.1 million as of June 30, 2018, compared to $28.1 million as of December 31, 2017.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of June 30, 2018, and December 31, 2017:

	June 30, 2018
	Temporarily impaired securities
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Debt Securities Available-for-Sale
U.S. treasury securities	$124,463	$49	$49,906	$92	$174,369	$141
U.S. government agency entities	8,189	208	-	-	8,189	208
U.S. government sponsored entities	-	-	383,959	16,041	383,959	16,041
Mortgage-backed securities	465,499	12,349	160,485	6,407	625,984	18,756
Collateralized mortgage obligations	1,203	30	-	-	1,203	30
Total debt securities	$599,354	$12,636	$594,350	$22,540	$1,193,704	$35,176

Equity Securities
Preferred stock of government sponsored entities	7,480	2,623	-	-	7,480	2,623
Mutual funds	-	-	6,082	148	6,082	148
Other equity securities	9,569	2,200	-	-	9,569	2,200
Total equity securities	$17,049	$4,823	$6,082	$148	$23,131	$4,971

	December 31, 2017
	Temporarily impaired securities
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$199,823	$62	$49,697	$295	$249,520	$357
U.S. government agency entities	5,711	70	-	-	5,711	70
U.S. government sponsored entities	-	-	390,336	9,664	390,336	9,664
State and municipal securities	1,914	30	-	-	1,914	30
Mortgage-backed securities	342,436	3,147	178,617	3,112	521,053	6,259
Collateralized mortgage obligations	1,516	17	-	-	1,516	17
Corporate debt securities	5,015	17	-	-	5,015	17
Mutual funds	-	-	6,230	270	6,230	270
Total	$556,415	$3,343	$624,880	$13,341	$1,181,295	$16,684

As of June 30, 2018, the Company had unrealized losses on available-for-sale securities of $35.2 million. The unrealized losses on these securities were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. Management believes the impairment was temporary and, accordingly, no impairment loss on these securities has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its securities and has no intent to sell, and will not be required to sell, available-for-sale securities that have declined below their cost before their anticipated recovery.

Investment securities having a carrying value of $158.1 million as of June 30, 2018, and $272.2 million as of December 31, 2017, were pledged to secure public deposits, other borrowings, treasury tax and loan, and securities sold under agreements to repurchase.

8. Loans

Most of the Company’s business activities are with customers located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; Las Vegas, Nevada, and Hong Kong. The Company has no specific industry concentration, and generally its loans are secured by real property or other collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, from refinancing by other lenders, or through sale by the borrowers of the secured collateral.

The types of loans in the Company’s condensed consolidated balance sheets as of June 30, 2018, and December 31, 2017, were as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Commercial loans	$2,576,649	$2,461,266
Residential mortgage loans	3,378,875	3,062,050
Commercial mortgage loans	6,615,791	6,482,695
Real estate construction loans	581,917	678,805
Equity lines	191,445	180,304
Installment & other loans	4,060	5,170
Gross loans	$13,348,737	$12,870,290

Allowance for loan losses	(121,899)	(123,279)
Unamortized deferred loan fees	(3,248)	(3,245)

Total loans, net	$13,223,590	$12,743,766
Loans held for sale	$-	$8,000

As of June 30, 2018, recorded investment in impaired loans totaled $137.2 million and was comprised of non-accrual loans, excluding loans held for sale, of $52.7 million and accruing troubled debt restructured loans (“TDRs”) of $84.5 million. As of December 31, 2017, recorded investment in impaired loans totaled $117.4 million and was comprised of non-accrual loans, excluding loans held for sale, of $48.8 million and accruing TDRs of $68.6 million. For impaired loans, the amounts previously charged off represent 6.5% as of June 30, 2018, and 7.2% as of December 31, 2017, of the contractual balances for impaired loans.

The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	Impaired Loans
	Average Recorded Investment				Interest Income Recognized
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)
Commercial loans	$46,763	$19,376	$45,978	$21,345	$498	$86	$825	$171
Real estate construction loans	8,378	42,752	8,258	29,912	-	356	-	696
Commercial mortgage loans	64,004	60,295	61,316	60,847	633	445	1,264	898
Residential mortgage loans and equity lines	14,664	15,172	14,189	15,854	93	107	186	211
Total impaired loans	$133,809	$137,595	$129,741	$127,958	$1,224	$994	$2,275	$1,976

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated:

	Impaired Loans
	June 30, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$51,143	$49,521	$-	$43,483	$42,702	$-
Real estate construction loans	8,821	8,040	-	8,821	8,185	-
Commercial mortgage loans	41,970	34,508	-	37,825	31,029	-
Residential mortgage loans and equity lines	6,551	6,543	-	1,301	1,301	-
Subtotal	$108,485	$98,612	$-	$91,430	$83,217	$-
With allocated allowance
Commercial loans	$3,247	$3,218	$2,463	$891	$793	$43
Commercial mortgage loans	27,495	27,445	1,036	21,733	21,635	1,738
Residential mortgage loans and equity lines	9,143	7,939	334	13,022	11,708	353
Subtotal	$39,885	$38,602	$3,833	$35,646	$34,136	$2,134
Total impaired loans	$148,370	$137,214	$3,833	$127,076	$117,353	$2,134

The following tables present the aging of the loan portfolio by type as of June 30, 2018, and as of December 31, 2017:

	June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$9,537	$34,500	$-	$19,212	$63,249	$2,513,400	$2,576,649
Real estate construction loans	-	-	-	8,040	8,040	573,877	581,917
Commercial mortgage loans	841	14,350	-	17,154	32,345	6,583,446	6,615,791
Residential mortgage loans and equity lines	423	1,542	-	8,322	10,287	3,560,033	3,570,320
Installment and other loans	-	-	-	-	-	4,060	4,060
Total loans	$10,801	$50,392	$-	$52,728	$113,921	$13,234,816	$13,348,737

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$11,079	$5,192	$-	$14,296	$30,567	$2,430,699	$2,461,266
Real estate construction loans	3,028	-	-	8,185	11,213	667,592	678,805
Commercial mortgage loans	17,573	5,602	-	19,820	42,995	6,439,700	6,482,695
Residential mortgage loans and equity lines	6,613	732	-	6,486	13,831	3,228,523	3,242,354
Installment and other loans	103	-	-	-	103	5,067	5,170
Total loans	$38,396	$11,526	$-	$48,787	$98,709	$12,771,581	$12,870,290

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

As of June 30, 2018, accruing TDRs were $84.5 million and non-accrual TDRs were $30.3 million compared to accruing TDRs of $68.6 million and non-accrual TDRs of $33.4 million as of December 31, 2017. The Company allocated specific reserves of $1.1 million to accruing TDRs and $71,000 to non-accrual TDRs as of June 30, 2018, and $1.9 million to accruing TDRs and $83,000 to non-accrual TDRs as of December 31, 2017. The following tables present TDRs that were modified during the three and six months ended June 30, 2018 and 2017, their specific reserves as of June 30, 2018 and 2017, and charge-offs for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30, 2018				June 30, 2018
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	15	$5,127	$5,127	$-	$-
Total	15	$5,127	$5,127	$-	$-

	Three months ended June 30, 2017				June 30, 2017
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	1	$500	$500	$-	$-
Total	1	$500	$500	$-	$-

	Six months ended June 30, 2018				June 30, 2018
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	18	$7,590	$7,590	$-	$-
Commercial mortgage loans	6	14,287	14,287	-	126
Residential mortgage loans	2	801	801	-	8
Total	26	$22,678	$22,678	$-	$134

	Six months ended June 30, 2017				June 30, 2017
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	1	$500	$500	$-	$-
Real estate construction loans	2	27,683	27,683	-	$-
Total	3	$28,183	$28,183	$-	$-

Modifications of the loan terms during the first six months of 2018 were in the form of extensions of maturity dates, which ranged from three to twelve months from the modification date.

We expect that the TDRs on accruing status as of June 30, 2018, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  A summary of TDRs by type of concession and by type of loan, as of June 30, 2018, and December 31, 2017, is shown below:

	June 30, 2018
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$33,528	$-	$-	$33,528
Commercial mortgage loans	17,610	7,474	19,715	44,799
Residential mortgage loans	3,110	330	2,720	6,160
Total accruing TDRs	$54,248	$7,804	$22,435	$84,487

	June 30, 2018
Non-accrual TDRs	Payment Deferral	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$13,721	$-	$13,721
Commercial mortgage loans	3,936	10,462	14,398
Residential mortgage loans	2,110	118	2,228
Total non-accrual TDRs	$19,767	$10,580	$30,347

	December 31, 2017
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$29,199	$-	$-	$29,199
Commercial mortgage loans	11,504	5,871	15,468	32,843
Residential mortgage loans	3,416	335	2,772	6,523
Total accruing TDRs	$44,119	$6,206	$18,240	$68,565

	December 31, 2017
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$12,944	$-	$-	$12,944
Commercial mortgage loans	6,231	1,677	11,113	19,021
Residential mortgage loans	1,297	-	154	1,451
Total non-accrual TDRs	$20,472	$1,677	$11,267	$33,416

The activity within our TDRs for the periods indicated is shown below:

	Three months ended June 30,		Six months ended June 30,
Accruing TDRs	2018	2017	2018	2017
	(In thousands)
Beginning balance	$82,785	$80,419	$68,566	$65,393
New restructurings	5,127	500	22,447	28,183
Restructured loans restored to accrual status	-	-	2,318	-
Payments	(2,855)	(1,100)	(6,746)	(5,695)
Restructured loans placed on non-accrual status	(570)	-	(2,098)	(5,822)
Expiration of loan concession upon renewal	-	-	-	(2,240)
Ending balance	$84,487	$79,819	$84,487	$79,819

	Three months ended June 30,		Six months ended June 30,
Non-accrual TDRs	2018	2017	2018	2017
	(In thousands)
Beginning balance	$31,195	$32,779	$33,415	$29,722
New restructurings	-	-	231	-
Restructured loans placed on non-accrual status	570	-	2,098	5,822
Charge-offs	(161)	(497)	(161)	(1,546)
Payments	(1,257)	(2,237)	(2,918)	(3,227)
Foreclosures	-	-	-	(726)
Restructured loans restored to accrual status	-	-	(2,318)	-
Ending balance	$30,347	$30,045	$30,347	$30,045

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as a TDR during the previous twelve months and which had subsequently defaulted as of June 30, 2018.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of June 30, 2018, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

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

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following tables present the loan portfolio by risk rating as of June 30, 2018, and as of December 31, 2017:

	June 30, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,374,736	$117,809	$84,104	$-	$2,576,649
Real estate construction loans	527,600	46,277	8,040	-	581,917
Commercial mortgage loans	6,193,626	312,503	109,662	-	6,615,791
Residential mortgage loans and equity lines	3,557,644	-	12,676	-	3,570,320
Installment and other loans	4,060	-	-	-	4,060
Total gross loans	$12,657,666	$476,589	$214,482	$-	$13,348,737

Loans held for sale	$-	$-	$-	$-	$-

	December 31, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,281,698	$118,056	$61,503	$9	$2,461,266
Real estate construction loans	616,411	54,209	8,185	-	678,805
Commercial mortgage loans	6,004,258	308,924	169,513	-	6,482,695
Residential mortgage loans and equity lines	3,232,606	-	9,748	-	3,242,354
Installment and other loans	5,170	-	-	-	5,170
Total gross loans	$12,140,143	$481,189	$248,949	$9	$12,870,290

Loans held for sale	$-	$-	$8,000	$-	$8,000

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of June 30, 2018, and as of December 31, 2017:

		Real Estate	Commercial	Residential
	Commercial	Construction	Mortgage	Mortgage Loans	Installment and
	Loans	Loans	Loans	and Equity Lines	Other Loans	Total
	(In thousands)
June 30, 2018
Loans individually evaluated for impairment
Allowance	$2,463	$-	$1,036	$334	$-	$3,833
Balance	$52,739	$8,040	$61,953	$14,482	$-	$137,214

Loans collectively evaluated for impairment
Allowance	$52,716	$20,663	$32,940	$11,728	$19	$118,066
Balance	$2,523,910	$573,877	$6,553,838	$3,555,838	$4,060	$13,211,523

Total allowance	$55,179	$20,663	$33,976	$12,062	$19	$121,899
Total balance	$2,576,649	$581,917	$6,615,791	$3,570,320	$4,060	$13,348,737

December 31, 2017
Loans individually evaluated for impairment
Allowance	$43	$-	$1,738	$353	$-	$2,134
Balance	$43,495	$8,185	$52,664	$13,009	$-	$117,353

Loans collectively evaluated for impairment
Allowance	$49,753	$24,838	$35,872	$10,660	$22	$121,145
Balance	$2,417,771	$670,620	$6,430,031	$3,229,345	$5,170	$12,752,937

Total allowance	$49,796	$24,838	$37,610	$11,013	$22	$123,279
Total balance	$2,461,266	$678,805	$6,482,695	$3,242,354	$5,170	$12,870,290

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2018, and June 30, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended June 30, 2018 and 2017
		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)

March 31, 2018 Ending Balance	$54,597	$21,864	$34,230	$11,372	$21	122,084
Provision/(credit) for possible credit losses	920	(1,245)	(533)	860	(2)	-
Charge-offs	(488)	-	(161)	(229)	-	(878)
Recoveries	150	44	440	59	-	693
Net (charge-offs)/recoveries	(338)	44	279	(170)	-	(185)
June 30, 2018 Ending Balance	$55,179	$20,663	$33,976	$12,062	$19	$121,899

March 31, 2017 Ending Balance	$47,276	$19,768	$35,960	$12,526	$14	$115,544

Provision/(credit) for possible credit losses	(340)	(1,971)	477	1,831	3	-
Charge-offs	(527)	-	-	-	-	(527)
Recoveries	335	47	403	7	-	792
Net (charge-offs)/recoveries	(192)	47	403	7	-	265
June 30, 2017 Ending Balance	$46,744	$17,844	$36,840	$14,364	$17	$115,809

Six months ended June 30, 2018 and 2017
		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)

2018 Beginning Balance	$49,796	$24,838	$37,610	$11,013	$22	$123,279

Provision/(credit) for possible credit losses	4,827	(4,263)	(4,696)	1,135	(3)	(3,000)

Charge-offs	(507)	-	(161)	(229)	-	(897)
Recoveries	1,063	88	1,223	143	-	2,517
Net recoveries	556	88	1,062	(86)	-	1,620

June 30, 2018 Ending Balance	$55,179	$20,663	$33,976	$12,062	$19	$121,899
Reserve for impaired loans	$2,463	$-	$1,036	$334	$-	$3,833
Reserve for non-impaired loans	$52,716	$20,663	$32,940	$11,728	$19	$118,066
Reserve for off-balance sheet credit commitments	$1,606	$1,207	$77	$190	$8	$3,088

2017 Beginning Balance	$49,203	$23,268	$34,864	$11,620	$11	$118,966

(Credit)/provision for possible credit losses	(1,556)	(5,520)	1,840	2,729	7	(2,500)

Charge-offs	(1,730)	-	(555)	-	-	(2,285)
Recoveries	826	96	691	15	-	1,628
Net (charge-offs)/recoveries	(904)	96	136	15	-	(657)

June 30, 2017 Ending Balance	$46,743	$17,844	$36,840	$14,364	$18	$115,809
Reserve for impaired loans	$144	-	$1,019	$398	-	$1,561
Reserve for non-impaired loans	$46,599	$17,844	$35,821	$13,966	$18	$114,248
Reserve for off-balance sheet credit commitments	$2,583	$1,707	$74	$143	$6	$4,513

9. Commitments and Contingencies

The Company is involved in various litigation concerning transactions entered into in the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of such litigation will have a material effect upon its consolidated financial condition, results of operations, or liquidity taken as a whole. Although the Company establishes accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, the Company does not have accruals for all legal proceedings where there is a risk of loss. In addition, amounts accrued may not represent the ultimate losses to the Company from the legal proceedings in question. Thus, ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued for legal loss contingencies.

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

10. Borrowed Funds

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $50 million with a weighted average rate of 2.98% as of June 30, 2018, compared to $100 million with a weighted average rate of 2.86% as of December 31, 2017. Final maturity for the fixed rate non-callable securities sold under agreements to repurchase was $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $55.4 million as of June 30, 2018, and $108.4 million as of December 31, 2017.

Borrowing from the Federal Home Loan Bank (“FHLB”). As of June 30, 2018, over-night borrowings from the FHLB were $160 million at a rate of 2.08% compared to $325 million at a rate of 1.41% as of December 31, 2017. As of June 30, 2018, the advances from the FHLB were $320 million at a rate of 1.78% compared to $105 million at a rate of 1.41% as of December 31, 2017. As of June 30, 2018, FHLB advances of $245 million will mature in July 2018, $5 million in October 2018, $50 million in December 2019, and $20 million in May 2023.

Other Borrowing. Pursuant to the Stock Purchase Agreement with Bank SinoPac Co. Ltd, $35.2 million of the purchase price were held back at a floating rate of three-month LIBOR rate plus 150 basis points and 50%, 30%, and 20% will be disbursed annually over three years on the anniversary dates, respectively. As of June 30, 2018, the outstanding balance was $36.0 million with a rate of 2.8% compared to $35.2 million at December 31, 2017.

Long-term Debt. On October 12, 2017, the Bank entered into a term loan agreement of $75.0 million with U.S. Bank. The loan has a floating rate of one-month LIBOR plus 175 basis points. As of June 30, 2018, the term loan has an interest rate of 3.750% compared to 3.125% at December 31, 2017. The principal amount of the long-term debt from U.S. Bank is due and payable in consecutive quarterly installments of $4.7 million each on the last day of each calendar quarter commencing December 31, 2018, with the final installment due and payable on October 12, 2020. The U.S. Bank loan proceeds were used to fund a portion of our acquisition of SinoPac Bancorp.

11. Income Taxes

The effective tax rate for the first six months of 2018 was 17.9% compared to 26.4% for the first six months of 2017. The reduction in the effective tax rate was primarily due to the Tax Legislation, which reduced the Company’s Federal corporate tax rate from 35% to 21% effective January 1, 2018, an alternative energy investment made in the second quarter and the impact of low income housing tax credits.

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

The Company determined the fair values of our financial instruments based on the following:

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

Assets measured at estimated fair value on a non-recurring basis:

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the six months ended June 30, 2018 and December 31, 2017, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2018, and December 31, 2017:

June 30, 2018	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Debt securities available-for-sale
U.S. Treasury securities	$348,544	$-	$-	$348,544
U.S. government agencies	-	8,189	-	8,189
U.S. government sponsored entities	-	383,959	-	383,959
Mortgage-backed securities	-	658,288	-	658,288
Collateralized mortgage obligations	-	1,203	-	1,203
Corporate debt securities	-	75,766	-	75,766
Total debt securities available-for-sale	348,544	1,127,405	-	1,475,949

Equity securities
Preferred stock of government sponsored entities	7,480	-	-	7,480
Mutual funds	6,082	-	-	6,082
Other equity securities	9,569	-	-	9,569
Total equity securities	23,131	-	-	23,131

Warrants	-	-	176	176
Interest rate swaps	-	14,801	-	14,801
Foreign exchange contracts	-	389	-	389
Total assets	$371,675	$1,142,595	$176	$1,514,446

Liabilities

Option contracts	$-	$9	$-	$9
Interest rate swaps	-	157	-	157
Foreign exchange contracts	-	2,083	-	2,083
Total liabilities	$-	$2,249	$-	$2,249

December 31, 2017	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$249,520	$-	$-	$249,520
U.S. government agency entities	-	8,988	-	8,988
U.S. government sponsored entities	-	390,336	-	390,336
State and municipal securities	-	1,914	-	1,914
Mortgage-backed securities	-	571,969	-	571,969
Collateralized mortgage obligations	-	1,516	-	1,516
Corporate debt securities	-	81,281	-	81,281
Mutual funds	6,230	-	-	6,230
Preferred stock of government sponsored entities	10,102	-	-	10,102
Other equity securities	11,770	-	-	11,770
Total securities available-for-sale	277,622	1,056,004	-	1,333,626
Warrants	-	-	91	91
Interest rate swaps	-	5,218	-	5,218
Foreign exchange contracts	-	1,832	-	1,832
Total assets	$277,622	$1,063,054	$91	$1,340,767

Liabilities

Option contracts	$-	$9	$-	$9
Interest rate swaps	-	2,699	-	2,699
Foreign exchange contracts	-	453	-	453
Total liabilities	$-	$3,161	$-	$3,161

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $176,000 as of June 30, 2018, compared to $91,000 as of December 31, 2017. The fair value adjustment of warrants was included in other operating income in the second quarter of 2018. The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from 1 to 6 years, risk-free interest rate from 2.48% to 3.12%, and stock volatility from 8.19% to 12.80%.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the condensed consolidated balance sheet as of June 30, 2018, the following tables provide the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of June 30, 2018, and December 31, 2017, and the total gains and losses for the periods indicated:

	As of June 30, 2018				Total (Gains)/Losses
	Fair Value Measurements Using			Total at	For the Three Months Ended		For the Six Months Ended
	Level 1	Level 2	Level 3	Fair Value	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$755	$755	$-	$497	$-	$1,273
Commercial mortgage loans	-	-	26,409	26,409	-	-	-	250
Residential mortgage loans and equity lines	-	-	7,605	7,605	-	-	-	-
Total impaired loans	-	-	34,769	34,769	-	497	-	1,523
Other real estate owned (1)	-	4,363	4,343	8,706	(33)	212	-	249
Investments in venture capital and private company stock	-	-	2,383	2,383	91	166	264	352
Total assets	$-	$4,363	$41,495	$45,858	$58	$875	$264	$2,124

(1) Other real estate owned balance of $8.2 million in the condensed consolidated balance sheet is net of estimated disposal costs.

	As of December 31, 2017				Total Losses
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2017	December 31, 2016
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$18,097	$18,097	$25	$322
Commercial mortgage loans	-	-	31,459	31,459	-	-
Residential mortgage loans and equity lines	-	-	11,355	11,355	-	-
Total impaired loans	-	-	60,911	60,911	25	322
Other real estate owned (1)	-	5,677	4,322	9,999	457	9
Investments in venture capital and private company stock	-	-	2,583	2,583	392	976
Total assets	$-	$5,677	$67,816	$73,493	$874	$1,307

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

The following table presents the carrying and notional amounts and estimated fair value of financial instruments as of June 30, 2018, and as of December 31, 2017:

	June 30, 2018		December 31, 2017
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$195,392	$195,392	$247,056	$247,056
Short-term investments and interest bearing deposits	208,749	208,749	292,745	292,745
Securities available-for-sale	1,475,949	1,475,949	1,333,626	1,333,626
Equity securities	23,131	23,131	-	-
Loans held for sale	-	-	8,000	8,000
Loans, net (1)	13,223,590	13,190,937	12,743,766	12,663,049
Investment in Federal Home Loan Bank stock	17,250	17,250	23,085	23,085
Warrants	176	176	91	91

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$62,687	$389	$108,530	$1,832
Interest rate swaps	726,879	14,801	514,159	5,218

Financial Liabilities	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Deposits	$13,104,546	$13,121,255	$12,689,893	$12,700,674
Securities sold under agreements to repurchase	50,000	50,041	100,000	100,163
Advances from Federal Home Loan Bank	480,000	479,511	430,000	429,482
Other borrowings	53,397	52,276	52,885	51,075
Long-term debt	194,136	141,473	194,136	141,865

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$1,654	$9	$1,014	$9
Foreign exchange contracts	92,014	2,083	32,127	453
Interest rate swaps	23,655	157	145,399	2,699

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$2,559,651	$(2,389)	$2,366,368	$(7,224)
Standby letters of credit	169,823	(1,787)	140,814	(1,805)
Other letters of credit	35,196	(28)	27,353	(52)
Bill of lading guarantees	1,440	(1)	24	(0)

(1) In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of June 30, 2018 was measured using an exit price notion.  The fair value of loans as of December 31, 2017 was measured using an entry price notion.

The following tables present the level in the fair value hierarchy for the estimated fair values of financial instruments as of June 30, 2018, and December 31, 2017.

	As of June 30, 2018
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$195,392	$195,392	$-	$-
Short-term investments and interest bearing deposits	208,749	208,749	-	-
Debt securities available-for-sale	1,475,949	348,544	1,127,405	-
Equity securities	23,131	23,131	-	-
Loans, net (1)	13,190,937	-	-	13,190,937
Investment in Federal Home Loan Bank stock	17,250	-	17,250	-
Warrants	176	-	-	176
Financial Liabilities
Deposits	13,121,255	-	-	13,121,255
Securities sold under agreement to repurchase	50,041	-	50,041	-
Advances from Federal Home Loan Bank	479,511	-	479,511	-
Other borrowings	52,276	-	-	52,276
Long-term debt	141,473	-	141,473	-

	As of December 31, 2017
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$247,056	$247,056	$-	$-
Short-term investments and interest bearing deposits	292,745	292,745	-	-
Securities available-for-sale	1,333,626	277,622	1,056,004	-
Loans held-for-sale	8,000	-	-	8,000
Loans, net (1)	12,663,049	-	-	12,663,049
Investment in Federal Home Loan Bank stock	23,085	-	23,085	-
Warrants	91	-	-	91
Financial Liabilities
Deposits	12,700,674	-	-	12,700,674
Securities sold under agreement to repurchase	100,163	-	100,163	-
Advances from Federal Home Loan Bank	429,482	-	429,482	-
Other borrowings	51,075	-	-	51,075
Long-term debt	141,865	-	141,865	-

(1) In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of June 30, 2018 was measured using an exit price notion.  The fair value of loans as of December 31, 2017 was measured using an entry price notion.

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

As of June 30, 2018, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment as of an interim date.

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

In May 2014, the Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 2.33%. As of June 30, 2018, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized gain of $1.2 million, net of taxes, was included in other comprehensive income compared to unrealized loss of $2.4 million at June 30, 2017. The amount of periodic net settlement of interest rate swaps included in interest expense was $123,000 for the three months ended June 30, 2018, compared to $439,000 for the same quarter a year ago. For the six months ended June 30, 2018, the periodic net settlement of interest rate swaps included in interest expense was $396,000 compared to $0.9 million for the same period in 2017. As of June 30, 2018, and 2017, the ineffective portion of these interest rates swaps was not significant.

As of June 30, 2018, the Bank’s outstanding interest rate swap contracts had a notional amount of $631.4 million for various terms from two to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.7% and receives a variable rate of the one-month LIBOR rate plus a weighted average spread of 271 basis points, or at a weighted average rate of 4.7%. As of June 30, 2018, and June 30, 2017, the notional amount of fair value interest rate swaps was $631.4 million and $446.1 million with net unrealized gains of $13.0 million and $1.0 million, respectively, included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was zero for the three months ended June 30, 2018, compared to $651,000 for the same period a year ago. The amount of periodic net settlement of interest rate swaps reducing interest income was $229,000 for the six months ended June 30, 2018, compared to $1.4 million for the same period a year ago. As of June 30, 2018, and 2017, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $361,000 as of June 30, 2018 and $4.5 million as of December 31, 2017.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheet. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At June 30, 2018, the notional amount of option contracts totaled $1.7 million with a net negative fair value of $9,000. At June 30, 2018, spot, forward, and swap contracts in the total notional amount of $62.7 million had a positive fair value of $389,000. Spot, forward, and swap contracts in the total notional amount of $92.7 million had a negative fair value of $2.1 million at June 30, 2018. At December 31, 2017, the notional amount of option contracts totaled $1.0 million with a net negative fair value of $9,000. At December 31, 2017, spot, forward, and swap contracts in the total notional amount of $108.5 million had a positive fair value of $1.8 million. Spot, forward, and swap contracts in the total notional amount of $32.1 million had a negative fair value of $453,000 at December 31, 2017.

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

Financial instruments that are eligible for offset in the condensed consolidated balance sheets, as of June 30, 2018, and December 31, 2017, are presented in the following table:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
June 30, 2018
Assets:
Derivatives	$14,801	$-	$14,801	$-	$-	$14,801

Liabilities:
Securities sold under agreements to repurchase	$50,000	$-	$50,000	$-	$(50,000)	$-
Derivatives	$157	$-	$157	$-	$(157)	$-

December 31, 2017
Assets:
Derivatives	$5,218	$-	$5,218	$-	$-	$5,218

Liabilities:
Securities sold under agreements to repurchase	$100,000	$-	$100,000	$-	$(100,000)	$-
Derivatives	$2,699	$-	$2,699	$-	$(2,699)	$-

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

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	Three months Ended June 30,		Six months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Non-interest income, in-scope(1):
Fees and service charges on deposit accounts	$2,076	$2,245	$4,394	$4,757
Wealth management fees	1,423	574	2,724	1,553
Other service fees(2)	3,516	3,180	6,764	6,349
Total in-scope noninterest income	7,015	5,999	13,882	12,659

Noninterest income, not in-scope(3)	752	153	(805)	211
Total noninterest income	$7,767	$6,152	$13,077	$12,870

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

The major revenue streams by fee type that are within the scope of ASC 606 presented in the above tables are described in additional detail below:

Fees and Services Charges on Deposit Accounts

Fees and service charges on deposit accounts include charges for analysis, overdraft, cash checking, ATM, and safe deposit activities executed by our deposit clients, as well as interchange income earned through card payment networks for the acceptance of card based transactions. Fees earned from our deposit clients are governed by contracts that provide for overall custody and access to deposited funds and other related services, and can be terminated at will by either party. Fees received from deposit clients for the various deposit activities are recognized as revenue once the performance obligations are met. The adoption of ASU 2014-09 had no impact to the recognition of fees and service charges on deposit accounts.

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

In addition, given the short term nature of the Company’s contracts, the Company also applies the practical expedient in ASC 606-10-32-18 and does not adjust the consideration from customers for the effects of a significant financing component, if at contract inception, the period between when the entity transfers the goods or services and when the customer pays for that good or service is one year or less.

18. Stockholders’ Equity

Total equity was $2.1 billion as of June 30, 2018, an increase of $91.5 million, from $1.97 billion as of December 31, 2017, primarily due to net income of $137.5 million partially offset by common stock cash dividends of $39.0 million and decreases in other comprehensive income of $11.3 million.

The U.S. Treasury received warrants to purchase common stock of 1,846,374 shares at an exercise price of $20.96 as part of the Company’s participation in the U.S. Treasury Troubled Asset Relief Program Capital Purchase Program. As a result of the anti-dilution adjustments under the warrant, the exercise price at December 31, 2017, has been adjusted to $20.41 and the number of warrants increased by 1.03%. At June 30, 2018, 578,238 warrants remain exercisable compared to 943,327 warrants at December 31, 2017.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three months and six months ended June 30, 2018, and June 30, 2017, was as follows:

	Three months ended June 30, 2018			Three months ended June 30, 2017
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, loss, net of tax
Securities available-for-sale			$(21,333)			$(1,771)
Cash flow hedge derivatives			427			(1,871)
Total			$(20,906)			$(3,642)

Net unrealized (losses)/gains arising during the period
Securities available-for-sale	$(3,905)	$(1,154)	$(2,751)	$4,786	$2,012	$2,774
Cash flow hedge derivatives	1,045	309	736	(949)	(399)	(550)
Total	(2,860)	(845)	(2,015)	3,837	1,613	2,224

Reclassification adjustment for net gains in net income
Securities available-for-sale	-	-	-	(3)	(1)	(2)
Cash flow hedge derivatives	-	-	-	-	-	-
Total	-	-	-	(3)	(1)	(2)

Total other comprehensive (loss)/income
Securities available-for-sale	(3,905)	(1,154)	(2,751)	4,783	2,011	2,772
Cash flow hedge derivatives	1,045	309	736	(949)	(399)	(550)
Total	$(2,860)	$(845)	$(2,015)	$3,834	$1,612	$2,222
Ending balance, (loss)/gain, net of tax
Securities available-for-sale			$(24,084)			$1,001
Cash flow hedge derivatives			1,163			(2,421)
Total			$(22,921)			$(1,420)

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, loss, net of tax
Securities available-for-sale			$(1,060)			$(1,545)
Cash flow hedge derivatives			(1,451)			(2,170)
Total			$(2,511)			$(3,715)

Reclassification adjustment for stranded tax effects of Tax Legislation (1)
Securities available-for-sale	-	200	(200)	-	-	-
Cash flow hedge derivatives	-	315	(315)	-	-	-
Total	-	515	(515)	-	-	-

Reclassification adjustment for equity securities (2)
Equity securities	(12,151)	(3,592)	(8,559)	-	-	-

Net unrealized (losses)/gains arising during the period
Securities available-for-sale	$(20,251)	$(5,986)	$(14,265)	$3,930	$1,652	$2,278
Cash flow hedge derivatives	4,158	1,229	2,929	(433)	(182)	(251)
Total	(16,093)	(4,757)	(11,336)	3,497	1,470	2,027

Reclassification adjustment for net losses in net income
Securities available-for-sale	-	-	-	463	195	268
Cash flow hedge derivatives	-	-	-	-	-	-
Total	-	-	-	463	195	268

Total other comprehensive (loss)/income
Securities available-for-sale	(20,251)	(5,986)	(14,265)	4,393	1,847	2,546
Cash flow hedge derivatives	4,158	1,229	2,929	(433)	(182)	(251)
Total	$(16,093)	$(4,757)	$(11,336)	$3,960	$1,665	$2,295
Ending balance, (loss)/gain, net of tax
Securities available-for-sale			$(24,084)			$1,001
Cash flow hedge derivatives			1,163			(2,421)
Total			$(22,921)			$(1,420)

(1) These amounts were recorded as of January 1, 2018 as a result of the adoption of ASU 2018-2.
(2) This amount was recorded as of January 1, 2018 as a result of the adoption of ASU 2016-1.

19. Stock Repurchase Program

On February 1, 2016, the Company’s Board of Directors approved a new stock repurchase program to buy back up to $45.0 million of our common stock. The Company did not repurchase any shares under the February 2016 repurchase program in 2017 and for the six months ended June 30, 2018. As of June 30, 2018, and December 31, 2017, the Company may repurchase up to $7.5 million of its common stock under the February 2016 repurchase program.

20. Subsequent Events

The Company has evaluated the effect of events that have occurred subsequent to June 30, 2018, through the date of issuance of the consolidated financial statements, and there have been no material events that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

Highlights

●	Total loans increased $334.2 million, or 10.3% annualized, to $13.3 billion for the quarter.
●	Net interest margin for the second quarter increased to 3.83% compared to 3.63% in the second quarter of 2017 and 3.75% in the first quarter of 2018.
●	Diluted earnings per share increased 40.6% to $0.90 per share for the second quarter of 2018 compared to $0.64 per share for the same quarter a year ago.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended June 30, 2018, was $73.7 million, an increase of $22.3 million, or 43.4%, compared to net income of $51.4 million for the same quarter a year ago. Diluted earnings per share for the quarter ended June 30, 2018, was $0.90 compared to $0.64 for the same quarter a year ago. Second quarter of 2018 net income included $1.7 million in acquisition and integration costs related to the FENB acquisition and a $1.1 million decrease in the fair value of equity securities.

Return on average stockholders’ equity was 14.51% and return on average assets was 1.88% for the quarter ended June 30, 2018, compared to a return on average stockholders’ equity of 10.96% and a return on average assets of 1.48% for the same quarter a year ago.

Financial Performance

	Three months ended
	June 30, 2018	June 30, 2017
Net income (in millions)	$73.7	$51.4
Basic earnings per common share	$0.91	$0.64
Diluted earnings per common share	$0.90	$0.64
Return on average assets	1.88%	1.48%
Return on average total stockholders' equity	14.51%	10.96%
Efficiency ratio	42.69%	45.88%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $22.6 million, or 19.3%, to $140.0 million during the second quarter of 2018, compared to $117.4 million during the same quarter a year ago. The increase was due primarily to an increase in interest income from loans and securities, offset by increases in interest expense from time deposits and long-term debt.

The net interest margin was 3.83% for the second quarter of 2018, compared to 3.63% for the second quarter of 2017, and 3.75% for the first quarter of 2018.

For the second quarter of 2018, the yield on average interest-earning assets was 4.58%, the cost of funds on average interest-bearing liabilities was 1.03%, and the cost of interest-bearing deposits was 0.92%. In comparison, for the second quarter of 2017, the yield on average interest-earning assets was 4.19%, the cost of funds on average interest-bearing liabilities was 0.78%, and the cost of interest-bearing deposits was 0.68%. The increase in the yield on average interest earning assets resulted mainly from higher rates on loans. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 3.55% for the quarter ended June 30, 2018, compared to 3.41% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended June 30, 2018, and 2017. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended June 30,
	2018			2017
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Total loans and leases (1)	$13,020,212	$158,659	4.89%	$11,388,057	$129,836	4.57%
Investment securities	1,368,718	7,208	2.11	1,260,646	4,719	1.50
Federal Home Loan Bank stock	17,489	380	8.73	17,250	298	6.93
Interest bearing deposits	274,569	1,273	1.86	302,224	776	1.03
Total interest-earning assets	14,680,988	167,520	4.58	12,968,177	135,629	4.19
Non-interest earning assets:
Cash and due from banks	203,197			200,765
Other non-earning assets	988,066			915,151
Total non-interest earning assets	1,191,263			1,115,916
Less: Allowance for loan losses	(122,213)			(115,838)
Deferred loan fees	(3,252)			(4,043)
Total assets	$15,746,786			$13,964,212

Interest bearing liabilities:
Interest bearing demand accounts	$1,381,065	$678	0.20	$1,260,575	$534	0.17
Money market accounts	2,201,162	3,744	0.68	2,304,586	3,774	0.66
Savings accounts	804,064	410	0.20	794,450	390	0.20
Time deposits	5,848,849	18,730	1.28	4,722,920	10,769	0.91
Total interest-bearing deposits	10,235,140	23,562	0.92	9,082,531	15,467	0.68

Securities sold under agreements to repurchase	83,517	608	2.92	150,000	1,065	2.85
Other borrowings	237,231	1,156	1.95	103,538	305	1.18
Long-term debt	194,136	2,163	4.47	119,136	1,440	4.86
Total interest-bearing liabilities	10,750,024	27,489	1.03	9,455,205	18,277	0.78
Non-interest bearing liabilities:
Demand deposits	2,760,643			2,440,181
Other liabilities	199,445			186,372
Total equity	2,036,674			1,882,454
Total liabilities and equity	$15,746,786			$13,964,212
Net interest spread			3.55%			3.41%
Net interest income		$140,031			$117,352
Net interest margin			3.83%			3.63%

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
	2018-2017
	Increase (Decrease) in
	Net Interest Income Due to:
(In thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	$19,474	$9,350	$28,824
Investment securities	433	2,056	2,489
Federal Home Loan Bank stock	4	78	82
Deposits with other banks	(77)	574	497
Total changes in interest income	19,834	12,058	31,892

Interest-bearing liabilities:
Interest bearing demand accounts	54	90	144
Money market accounts	(173)	143	(30)
Savings accounts	5	16	21
Time deposits	2,952	5,009	7,961
Securities sold under agreements to repurchase	(483)	26	(457)
Other borrowed funds	565	285	850
Long-term debt	847	(124)	723
Total changes in interest expense	3,767	5,445	9,212
Changes in net interest income	$16,067	$6,613	$22,680

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision/(reversal) for credit losses

There was no reversal for credit losses for the second quarter of 2018 or 2017. The reversal for credit losses was based on a review of the appropriateness of the allowance for loan losses at June 30, 2018. The following table summarizes the charge-offs and recoveries for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Charge-offs:
Commercial loans	$488	$527	$507	$1,730
Real estate loans (1)	390	-	390	555
Total charge-offs	878	527	897	2,285
Recoveries:
Commercial loans	150	335	1,063	826
Construction loans	44	47	88	96
Real estate loans (1)	499	410	1,366	706
Total recoveries	693	792	2,517	1,628
Net (recoveries)/charge-offs	$185	$(265)	$(1,620)	$657

(1) Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), wire transfer fees, and other sources of fee income, was $7.8 million for the second quarter of 2018, an increase of $1.6 million, or 25.8%, compared to $6.2 million for the second quarter of 2017, primarily due to a $2.7 million increase in other operating income and offset by a $1.1 million loss from the decrease in the fair value of equity securities during the quarter.

Non-Interest Expense

Non-interest expense increased $6.4 million, or 11.3%, to $63.1 million in the second quarter of 2018 compared to $56.7 million in the same quarter a year ago. The increase in non-interest expense in the second quarter of 2018 was primarily due to a $4.5 million increase in salaries and employee benefits expense, partly from the acquisition of FENB, a $1.5 million increase in marketing expense, a $1.7 million increase in acquisition and integration costs offset by a $2.6 million decrease in provision for unfunded commitments, when compared to the same quarter a year ago. The efficiency ratio was 42.7% in the second quarter of 2018, compared to 45.9% for the same quarter a year ago.

Income Taxes

The effective tax rate for the second quarter of 2018 was 13.0% compared to 23.1% for the second quarter of 2017. The effective tax rate includes the reduction of the corporate tax rate from the enactment of the Tax Legislation, an alternative energy investment made in the second quarter and the impact of low income housing tax credits. Income tax expense for 2018 was reduced by $0.8 million in benefits from the distribution of restricted stock units and exercises of stock options.

Year-to-Date Statement of Operations Review

Net income for the six months ended June 30, 2018, was $137.5 million, an increase of $37.1 million, or 37.0%, compared to net income of $100.4 million for the same period a year ago. Diluted earnings per share was $1.68 compared to $1.25 per share for the same period a year ago. The net interest margin for the six months ended June 30, 2018, was 3.79% compared to 3.56% for the same period a year ago.

Return on average stockholders’ equity was 13.76% and return on average assets was 1.76% for the six months ended June 30, 2018, compared to a return on average stockholders’ equity of 10.84% and a return on average assets of 1.45% for the same period a year ago. The efficiency ratio for the six months ended June 30, 2018, was 43.01% compared to 44.79% for the same period a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the six months ended June 30, 2018, and 2017. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Six months ended June 30,
	2018			2017
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Total loans and leases (1)	$12,970,484	$309,949	4.82%	$11,338,983	$254,746	4.53%
Investment securities	1,336,871	13,666	2.06	1,247,432	9,125	1.48
Federal Home Loan Bank stock	19,852	776	7.89	17,250	710	8.30
Interest bearing deposits	334,465	2,829	1.71	393,627	1,852	0.95
Total interest-earning assets	14,661,672	327,220	4.50	12,997,292	266,433	4.13
Non-interest earning assets:
Cash and due from banks	215,944			204,920
Other non-earning assets	976,229			900,470
Total non-interest earning assets	1,192,173			1,105,390
Less: Allowance for loan losses	(123,089)			(117,319)
Deferred loan fees	(3,290)			(4,368)
Total assets	$15,727,466			$13,980,995

Interest bearing liabilities:
Interest bearing demand accounts	$1,393,883	$1,308	0.19	$1,249,050	$1,051	0.17
Money market accounts	2,228,446	7,239	0.66	2,290,400	7,418	0.65
Savings accounts	821,121	871	0.21	754,049	675	0.18
Time deposits	5,750,722	34,458	1.21	4,790,025	21,751	0.92
Total interest-bearing deposits	10,194,172	43,876	0.87	9,083,524	30,895	0.69

Securities sold under agreements to repurchase	91,713	1,322	2.91	169,613	2,615	3.11
Other borrowings	277,845	2,403	1.74	102,547	593	1.17
Long-term debt	194,136	4,245	4.41	119,136	2,864	4.85
Total interest-bearing liabilities	10,757,866	51,846	0.97	9,474,820	36,967	0.79
Non-interest bearing liabilities:
Demand deposits	2,755,754			2,455,587
Other liabilities	198,938			184,145
Total equity	2,014,908			1,866,443
Total liabilities and equity	$15,727,466			$13,980,995
Net interest spread			3.53%			3.34%
Net interest income		$275,374			$229,466
Net interest margin			3.79%			3.56%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Six months ended June 30,
	2018-2017
	Increase (Decrease) in
	Net Interest Income Due to:
(In thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	$38,272	$16,931	$55,203
Investment securities	694	3,847	4,541
Federal Home Loan Bank stock	103	(37)	66
Deposits with other banks	(317)	1,294	977
Total changes in interest income	38,752	22,035	60,787

Interest-bearing liabilities:
Interest bearing demand accounts	129	128	257
Money market accounts	(202)	23	(179)
Savings accounts	64	132	196
Time deposits	4,900	7,807	12,707
Securities sold under agreements to repurchase	(1,133)	(160)	(1,293)
Other borrowed funds	1,403	407	1,810
Long-term debt	1,664	(283)	1,381
Total changes in interest expense	6,825	8,054	14,879
Changes in net interest income	$31,927	$13,981	$45,908

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Balance Sheet Review

Assets

Total assets were $16.2 billion as of June 30, 2018, an increase of $557.6 million, or 3.6%, from $15.6 billion as of December 31, 2017, primarily due to loan growth and increases in investment securities offset by decreases in short-term investments.

Investment Securities

Investment securities represented 9.1% of total assets as of June 30, 2018, compared to 8.5% of total assets as of December 31, 2017. Securities available-for-sale were $1.5 billion as of June 30, 2018, compared to $1.3 billion as of December 31, 2017.

The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of June 30, 2018, and investment securities as of December 31, 2017:

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Debt Securities Available-for-Sale
U.S. treasury securities	$348,677	$8	$141	$348,544
U.S. government agency entities	8,397	-	208	8,189
U.S. government sponsored entities	400,000	-	16,041	383,959
Mortgage-backed securities	676,855	189	18,756	658,288
Collateralized mortgage obligations	1,233	-	30	1,203
Corporate debt securities	74,980	786	-	75,766
Total	$1,510,142	$983	$35,176	$1,475,949

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$249,877	$-	$357	$249,520
U.S. government agency entities	9,047	11	70	8,988
U.S. government sponsored entities	400,000	-	9,664	390,336
State and municipal securities	1,944	-	30	1,914
Mortgage-backed securities	577,987	241	6,259	571,969
Collateralized mortgage obligations	1,533	-	17	1,516
Corporate debt securities	80,007	1,291	17	81,281
Mutual funds	6,500	-	270	6,230
Preferred stock of government sponsored entities	5,842	4,260	-	10,102
Other equity securities	3,608	8,162	-	11,770
Total	$1,336,345	$13,965	$16,684	$1,333,626

For additional information, see Note 7 to the Company’s unaudited condensed consolidated financial statements.

Investment securities having a carrying value of $158.1 million as of June 30, 2018, and $272.2 million as of December 31, 2017, were pledged to secure public deposits, other borrowings, treasury tax and loan and securities sold under agreements to repurchase.

Equity Securities

The adoption of ASU 2016-01 resulted in approximately $8.6 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018. For the six months ended June 30, 2018, the Company recognized a net loss of $5.0 million due to the decrease in fair value of equity investments with readily determinable fair values. Equity securities were $23.1 million as of June 30, 2018, compared to $28.1 million as of December 31, 2017.

Loans

Gross loans, excluding loans held for sale, were $13.3 billion at June 30, 2018, an increase of $478 million, or 3.7%, from $12.9 billion at December 31, 2017. The increase was primarily due to increases of $316.8 million, or 10.3%, in residential mortgage loans, $133.1 million, or 2.1%, in commercial mortgage loans, and $115.4 million, or 4.7%, in commercial loans, which were partially offset by a decrease of $96.9 million, or 14.3%, in real estate construction loans. The loan balances and composition at June 30, 2018, compared to December 31, 2017 are presented below:

	June 30, 2018	% of Gross Loans	December 31, 2017	% of Gross Loans	% Change
Type of Loans	(Dollars in thousands)
Commercial loans	$2,576,649	19.3%	$2,461,266	19.1%	4.7%
Residential mortgage loans	3,378,875	25.3	3,062,050	23.8	10.3
Commercial mortgage loans	6,615,791	49.6	6,482,695	50.4	2.1
Equity lines	191,445	1.4	180,304	1.4	6.2
Real estate construction loans	581,917	4.4	678,805	5.3	(14.3)
Installment and other loans	4,060	0.0	5,170	0.0	(21.5)
Gross loans	$13,348,737	100%	$12,870,290	100%	3.7%

Allowance for loan losses	(121,899)		(123,279)		(1.1)
Unamortized deferred loan fees	(3,248)		(3,245)		0.1

Total loans, net	$13,223,590		$12,743,766		3.8%

Loans held for sale	$-		$8,000		(100.0%)

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

The ratio of non-performing assets, excluding non-accrual loans held for sale, to total assets was 0.4% at June 30, 2018, compared to 0.4% at December 31, 2017. Total non-performing assets increased $2.7 million, or 4.6%, to $60.9 million at June 30, 2018, compared to $58.2 million at December 31, 2017, primarily due to an increase of $3.9 million, or 8.0%, in non-accrual loans and offset by a decrease of $1.2 million, or 12.9%, in other real estate owned.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets was 0.46% as of June 30, 2018, compared to 0.45% as of December 31, 2017. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, decreased to 237.0% as of June 30, 2018, from 262.1% as of December 31, 2017.

The following table presents the changes in non-performing assets and troubled debt restructurings (“TDRs”) as of June 30, 2018, compared to December 31, 2017, and to June 30, 2017:

(Dollars in thousands)	June 30, 2018	December 31, 2017	% Change	June 30, 2017	% Change
Non-performing assets
Accruing loans past due 90 days or more	$-	$-	-	$495	(100)
Non-accrual loans:
Construction loans	8,040	8,185	(2)	16,585	(52)
Commercial mortgage loans	17,154	19,820	(13)	27,448	(38)
Commercial loans	19,212	14,296	34	13,064	47
Residential mortgage loans	8,322	6,486	28	6,947	20
Total non-accrual loans	$52,728	$48,787	8	$64,044	(18)
Total non-performing loans	52,728	48,787	8	64,539	(18)
Other real estate owned	8,220	9,442	(13)	19,230	(57)
Total non-performing assets	$60,948	$58,229	5	$83,769	(27)
Accruing troubled debt restructurings	$84,487	$68,565	23	$79,819	6
Non-accrual loans held for sale	$-	$8,000	(100)	$-	-

Allowance for loan losses	$121,899	$123,279	(1)	$115,809	5

Total gross loans outstanding, at period-end (1)	$13,348,737	$12,870,290	4	$11,571,232	15

Allowance for loan losses to non-performing loans, at period-end (2)	231.18%	252.69%		179.44%
Allowance for loan losses to gross loans, at period-end (1)	0.91%	0.96%		1.00%

(1) Excludes loans held for sale at period-end.
(2) Excludes non-accrual loans held for sale at period-end.

Non-accrual Loans

At June 30, 2018, total non-accrual loans were $52.7 million, an increase of $3.9 million, or 8.0%, from $48.8 million at December 31, 2017, and a decrease of $11.3 million, or 17.7%, from $64.0 million at June 30, 2017. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	June 30, 2018		December 31, 2017
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$15,096	$8,430	$14,952	$7,575
Commercial real estate	16,941	-	19,540	-
Personal property (UCC)	1,479	10,782	-	6,721
Total	$33,516	$19,212	$34,492	$14,296

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	June 30, 2018		December 31, 2017
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$13,855	$-	$16,672	$-
Wholesale/Retail	11,650	12,658	11,429	7,743
Food/Restaurant	124	-	137	-
Import/Export	-	6,554	-	6,553
Other	7,887	-	6,254	-
Total	$33,516	$19,212	$34,492	$14,296

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

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

As of June 30, 2018, recorded investment in impaired loans totaled $137.2 million and was comprised of non-accrual loans, excluding loans held for sale, of $52.7 million and accruing troubled debt restructured loans (TDRs) of $84.5 million. As of December 31, 2017, recorded investment in impaired loans totaled $117.4 million and was comprised of non-accrual loans, excluding loans held for sale, of $48.8 million and accruing TDRs of $68.6 million. For impaired loans, the amounts previously charged off represent 6.5% as of June 30, 2018, and 7.2% as of December 31, 2017, of the contractual balances for impaired loans. As of June 30, 2018, $33.5 million, or 63.6%, of the $52.7 million of non-accrual loans, excluding loans held for sale, was secured by real estate compared to $34.5 million, or 70.7%, of the $48.8 million of non-accrual loans, excluding loans held for sale, that was secured by real estate as of December 31, 2017. The Bank obtains current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

As of June 30, 2018, $3.8 million of the $121.9 million allowance for loan losses was allocated for impaired loans and $118.1 million was allocated to the general allowance. As of December 31, 2017, $2.1 million of the $123.3 million allowance for loan losses was allocated for impaired loans and $121.1 million was allocated to the general allowance.

The allowance for loan losses to non-accrual loans was 231.2% as of June 30, 2018, from 252.7% as of December 31, 2017, primarily due to an increase in the non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	June 30, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$51,143	$49,521	$-	$43,483	$42,702	$-
Real estate construction loans	8,821	8,040	-	8,821	8,185	-
Commercial mortgage loans	41,970	34,508	-	37,825	31,029	-
Residential mortgage loans and equity lines	6,551	6,543	-	1,301	1,301	-
Subtotal	$108,485	$98,612	$-	$91,430	$83,217	$-
With allocated allowance
Commercial loans	$3,247	$3,218	$2,463	$891	$793	$43
Commercial mortgage loans	27,495	27,445	1,036	21,733	21,635	1,738
Residential mortgage loans and equity lines	9,143	7,939	334	13,022	11,708	353
Subtotal	$39,885	$38,602	$3,833	$35,646	$34,136	$2,134
Total impaired loans	$148,370	$137,214	$3,833	$127,076	$117,353	$2,134

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

As of June 30, 2018, construction loans of $522.9 million were disbursed with pre-established interest reserves of $77.8 million compared to $545.0 million of such loans disbursed with pre-established interest reserves of $72.3 million at December 31, 2017.  The balance for construction loans with interest reserves that have been extended was $92.3 million with pre-established interest reserves of $3.3 million at June 30, 2018, compared to $62.1 million with pre-established interest reserves of $2.0 million at December 31, 2017.  Land loans of $11.6 million were disbursed with pre-established interest reserves of $304,000 at June 30, 2018, compared to $32.7 million of land loans disbursed with pre-established interest reserves of $1.3 million at December 31, 2017.  The balance for land loans with interest reserves that have been extended was $5.5 million at June 30, 2018 with pre-established interest reserves of $124,000 compared to $6.9 million in land loans with pre-established interest reserves of $221,000 at December 31, 2017.

At June 30, 2018 and December 31, 2017, the Bank had no loans on non-accrual status with available interest reserves.  At June 30, 2018, $8.0 million of non-accrual non-residential construction loans had been originated with pre-established interest reserves.  At December 31, 2017, $8.2 million of non-accrual non-residential construction loans and $8.0 million of non-accrual land loans had been originated with pre-established interest reserves.    While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; Las Vegas, Nevada; and Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of June 30, 2018, or as of December 31, 2017.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. Total loans for construction, land development, and other land represented 33% of the Bank’s total risk-based capital as of June 30, 2018, and 41% as of December 31, 2017. Total CRE loans represented 281% of total risk-based capital as of June 30, 2018, and 293% as of December 31, 2017 and were below the Bank’s internal limit for CRE loans of 400% of total capital at both dates.

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

In addition, the Bank’s Board of Directors has established a written credit policy that includes a credit review and control system that the Board of Directors believes should be effective in ensuring that the Bank maintains an appropriate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is appropriate to absorb losses in the credit portfolio. The determination of the amount of the allowance for credit losses and the provision for credit losses are based on management’s current judgment about the credit quality of the loan portfolio and take into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Additions to the allowance for credit losses are made by charges to the provision for credit losses. While management utilizes its best judgment based on the information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond the Bank’s control, including the performance of the Bank’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. Identified credit exposures that are determined to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for credit losses. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for credit losses in future periods.

The allowance for loan losses was $121.9 million and the allowance for off-balance sheet unfunded credit commitments was $3.1 million at June 30, 2018, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded credit commitments. The $121.9 million allowance for loan losses at June 30, 2018, decreased $1.4 million, or 1.1%, from $123.3 million at December 31, 2017. The allowance for loan losses represented 0.91% of period-end gross loans, excluding loans held for sale, and 231.2% of non-performing loans at June 30, 2018. The comparable ratios were 0.96% of period-end gross loans, excluding loans held for sale, and 252.7% of non-performing loans at December 31, 2017.

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Allowance for loan losses
Balance at beginning of period	$122,084	$115,544	$123,279	$118,966
Reversal for credit losses	-	-	(3,000)	(2,500)
Charge-offs :
Commercial loans	(488)	(527)	(507)	(1,730)
Real estate loans	(390)	-	(390)	(555)
Total charge-offs	(878)	(527)	(897)	(2,285)
Recoveries:
Commercial loans	150	335	1,063	826
Construction loans	44	47	88	96
Real estate loans	499	410	1,366	706
Total recoveries	693	792	2,517	1,628

Balance at end of period	$121,899	$115,809	$121,899	$115,809
Reserve for off-balance sheet credit commitments
Balance at beginning of period	$4,588	$3,424	$4,588	$3,224
Provision for credit losses	(1,500)	1,089	(1,500)	1,289
Balance at end of period	$3,088	$4,513	$3,088	$4,513

Average loans outstanding during the period (1)	$13,020,212	$11,388,057	$12,970,484	$11,338,983
Total gross loans outstanding, at period-end (1)	$13,348,737	$11,571,232	$13,348,737	$11,571,232
Total non-performing loans, at period-end (2)	$52,728	$64,539	$52,728	$64,539
Ratio of net (recoveries)/charge-offs to average loans outstanding during the period (1)	0.01%	(0.01%)	(0.03%)	0.01%
Provision for credit losses to average loans outstanding during the period (1)	(0.05%)	0.04%	(0.07%)	(0.02%)
Allowance for credit losses to non-performing loans, at period-end (2)	237.04%	186.43%	237.04%	186.43%
Allowance for credit losses to gross loans, at period-end (1)	0.94%	1.04%	0.94%	1.04%

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	June 30, 2018		December 31, 2017
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	(Dollars in thousands)
Type of Loan:
Commercial loans	$55,179	18.6%	$49,796	19.1%
Residential mortgage loans (1)	12,062	26.0	11,013	24.5
Commercial mortgage loans	33,976	50.6	37,610	51.2
Real estate construction loans	20,663	4.8	24,838	5.2
Installment and other loans	19	0.0	22	0.0
Total	$121,899	100%	$123,279	100%

(1) Residential mortgage loans includes equity lines.

The allowance allocated to commercial loans increased $5.4 million, or 10.8%, to $55.2 million at June 30, 2018, from $49.8 million at December 31, 2017. The increase is a result of the continued trade instability and pending tariffs between the U.S. and China and an increase in non-accrual and past due commercial loans in the first and second quarter of 2018.

The allowance allocated for residential mortgage loans increased by $1.1 million, or 9.5%, to $12.1 million as of June 30, 2018, from $11.0 million at December 31, 2017 primarily due to the increase in volume.

The allowance allocated to commercial mortgage loans decreased $3.6 million, or 9.7%, to $34.0 million at June 30, 2018, from $37.6 million at December 31, 2017 as a result of the $59.9 million decrease in substandard loans and net recoveries in the first half of 2018.

The allowance allocated to real estate construction loans decreased $4.1 million, or 16.8%, to $20.7 million at June 30, 2018 from $24.8 million at December 31, 2017. The decrease is due primarily to the decrease in loans outstanding during the first half of 2018.

Deposits

Total deposits were $13.1 billion at June 30, 2018, an increase of $415 million, or 3.3%, from $12.7 billion at December 31, 2017. The following table displays the deposit mix as of the dates indicated:

	June 30, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Deposits
Non-interest-bearing demand deposits	$2,835,314	21.6%	$2,783,127	21.9%
Interest bearing demand deposits	1,381,617	10.6	1,410,519	11.1
Money market deposits	2,263,991	17.3	2,248,271	17.7
Savings deposits	790,125	6.0	857,199	6.8
Time deposits	5,833,499	44.5	5,390,777	42.5
Total deposits	$13,104,546	100.0%	$12,689,893	100.0%

The following table shows the maturity distribution of time deposits as of June 30, 2018:

	At June 30, 2018
	Time Deposits - under $100,000	Time Deposits -$100,000 and over	Total Time Deposits
	(In thousands)
Less than three months	$224,920	$1,361,845	$1,586,765
Three to six months	172,024	788,904	960,928
Six to twelve months	800,205	1,522,724	2,322,929
Over one year	327,145	635,732	962,877
Total	$1,524,294	$4,309,205	$5,833,499

Percent of total deposits	11.6%	32.9%	44.5%

Borrowings

Borrowings include federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the FHLB of San Francisco, and borrowings from other financial institutions.

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $50 million with a weighted average rate of 2.98% at June 30, 2018, compared to $100 million with a weighted average rate of 2.86% at December 31, 2017. Final maturity for the fixed rate non-callable securities sold under agreements to repurchase was $50.0 million in July 2018.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $55.4 million as of June 30, 2018, and $108.4 million as of December 31, 2017.

Borrowing from the FHLB. As of June 30, 2018, over-night borrowings from the FHLB were $160 million at a rate of 2.08% compared to $325 million at a rate of 1.41% as of December 31, 2017. As of June 30, 2018, the advances from the FHLB were $320 million at a rate of 1.78% compared to $105 million at a rate of 1.41% as of December 31, 2017. As of June 30, 2018, FHLB advances of $245 million will mature in July 2018, $5 million in October 2018, $50 million in December 2019, and $20 million in May 2023.

Other Borrowing. Pursuant to the Stock Purchase Agreement with Bank SinoPac Co. Ltd, $35.2 million of the purchase price was held back at a floating rate of three-month LIBOR rate plus 150 basis points and 50%, 30%, and 20% will be disbursed annually over three years on the anniversary dates, respectively. As of June 30, 2018, the outstanding balance was $36.0 million with a rate of 2.8% compared to $35.2 million at December 31, 2017.

Long-term Debt. On October 12, 2017, the Bank entered into a term loan agreement of $75.0 million with U.S. Bank. The loan has a floating rate of one-month LIBOR plus 175 basis points. As of June 30, 2018, the term loan has an interest rate of 3.750% compared to 3.125% at December 31, 2017. The principal amount of the long-term debt from U.S. Bank is due and payable in consecutive quarterly installments of $4.7 million each on the last day of each calendar quarter commencing December 31, 2018, with the final installment due and payable on October 12, 2020. We used the U.S. Bank loan proceeds to fund a portion of our acquisition of SinoPac Bancorp.

At June 30, 2018, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 4.51%, compared to $119.1 million with a weighted average rate of 3.78% at December 31, 2017. The Junior Subordinated Notes have a stated maturity term of 30 years. As of June 30, 2018, and December 31, 2017, the Company’s assets exceeded the $15 billion threshold and, as a result, the Junior Subordinated Notes no longer qualify as Tier 1 capital for regulatory reporting purposes. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of June 30, 2018. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)

Contractual obligations:
Deposits with stated maturity dates	$4,870,623	$924,908	$37,954	$14	$5,833,499
Non-callable securities sold under agreements to repurchase	50,000	-	-	-	50,000
Advances from the Federal Home Loan Bank	410,000	50,000	20,000	-	480,000
Other borrowings	18,007	18,008	-	17,382	53,397
Long-term debt	4,688	70,312	-	119,136	194,136
Operating leases	10,094	13,617	9,394	6,792	39,897
Total contractual obligations and other commitments	$5,363,412	$1,076,845	$67,348	$143,324	$6,650,929

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

Capital Resources

Total equity was $2.1 billion as of June 30, 2018, an increase of $91.5 million, from $1.97 billion as of December 31, 2017, primarily due to net income of $137.5 million offset by common stock cash dividends of $39.0 million and decreases of other comprehensive income of $20.4 million due in part to the adoption of new accounting pronouncements in the first quarter of 2018.

The following table summarizes changes in total equity for the six months ended June 30, 2018:

Six months ended
(In thousands)	June 30, 2018
Net income	$137,480
Stock issued to directors	650
Stock options exercised and RSUs distributed	838
Proceeds from shares issued through the Dividend Reinvestment Plan	1,325
Shares withheld related to net share settlement of RSUs	(1,865)
Share-based compensation	3,404
Other comprehensive income	(20,408)
Retained earnings adjustments upon initial adoption of new pronouncements (1)	9,073
Cash dividends paid to common stockholders	(38,966)
Net increase in total equity	$91,531

(1) These adjustments are a result of the adoption of ASU 2016-01 and 2018-2, effective as of January 1, 2018.

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements under Basel III rules that became effective January 1, 2015, with transitional provisions as of June 30, 2018. In addition, the capital ratios of the Bank place it in the “well capitalized” category, which is defined as institutions with a common equity tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%.

The following table presents Bancorp’s and the Bank’s capital and leverage ratios as of June 30, 2018, and December 31, 2017:

	Cathay General Bancorp				Cathay Bank
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Common equity Tier 1 capital (to risk-weighted assets)	$1,683,777	12.59	$1,572,025	12.19	$1,817,923	13.61	$1,734,719	13.46
Common equity Tier 1 capital minimum requirement	602,059	4.50	580,552	4.50	601,119	4.50	579,921	4.50
Excess	$1,081,718	8.09	$991,473	7.69	$1,216,804	9.11	$1,154,798	8.96

Tier 1 capital (to risk-weighted assets)	$1,683,777	12.59	$1,572,025	12.19	$1,817,923	13.61	$1,734,719	13.46
Tier 1 capital minimum requirement	802,745	6.00	774,070	6.00	801,492	6.00	773,229	6.00
Excess	$881,032	6.59	$797,955	6.19	$1,016,431	7.61	$961,490	7.46

Total capital (to risk-weighted assets)	$1,924,264	14.38	$1,820,860	14.11	$1,942,910	14.54	$1,862,806	14.45
Total capital minimum requirement	1,070,327	8.00	1,032,093	8.00	1,068,656	8.00	1,030,971	8.00
Excess	$853,937	6.38	$788,767	6.11	$874,254	6.54	$831,835	6.45

Tier 1 capital (to average assets) – Leverage ratio	$1,683,777	10.96	$1,572,025	10.35	$1,817,923	11.85	$1,734,719	11.82
Minimum leverage requirement	614,706	4.00	607,349	4.00	613,831	4.00	586,959	4.00
Excess	$1,069,071	6.96	$964,676	6.35	$1,204,092	7.85	$1,147,760	7.82

Risk-weighted assets	$13,379,087		$12,901,161		$13,358,204		$12,887,142
Total average assets (1)	$15,367,647		$15,183,720		$15,345,772		$14,673,981
(1)

The quarterly total average assets reflect all debt securities at amortized cost, equity securities with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. The amount of future dividends will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors. The terms of our Junior Subordinated Notes also limit our ability to pay dividends. We increased the common stock dividend from $0.21 per share in the fourth quarter of 2016, to $0.24 per share in the fourth quarter of 2017.

The Company declared a cash dividend of $0.24 per share on 81,240,446 shares outstanding on June 1, 2018, for distribution to holders of our common stock on June 11, 2018, and $0.24 per share on 81,126,888 shares outstanding on March 1, 2018, for distribution to holders of our common stock on March 12, 2018. The Company paid total cash dividends of $39.0 million during the first six months of 2018.

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

In May 2014, the Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 2.33%. As of June 30, 2018, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized gain of $1.2 million, net of taxes, was included in other comprehensive income compared to unrealized loss of $2.4 million at June 30, 2017. The amount of periodic net settlement of interest rate swaps included in interest expense was $123,000 for the three months ended June 30, 2018, compared to $439,000 for the same quarter a year ago. For the six months ended June 30, 2018, the periodic net settlement of interest rate swaps included in interest expense was $396,000 compared to $0.9 million for the same period in 2017. As of June 30, 2018, and 2017, the ineffective portion of these interest rates swaps was not significant.

As of June 30, 2018, the Bank’s outstanding interest rate swap contracts had a notional amount of $631.4 million for various terms from two to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.7% and receives a variable rate of the one-month LIBOR rate plus a weighted average spread of 271 basis points, or at a weighted average rate of 4.7%. As of June 30, 2018, and June 30, 2017, the notional amount of fair value interest rate swaps was $631.4 million and $446.1 million with net unrealized gains of $13.0 million and $1.0 million, respectively, included in other non-interest income. The amount of periodic net settlement of interest rate swaps reducing interest income was zero for the three months ended June 30, 2018, compared to $651,000 for the same quarter a year ago. The amount of periodic net settlement of interest rate swaps reducing interest income was $229,000 for the six months ended June 30, 2018, compared to $1.4 million for the same period a year ago. As of June 30, 2018, and 2017, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $361,000 as of June 30, 2018 and $4.5 million as of December 31, 2017.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheet. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At June 30, 2018, the notional amount of option contracts totaled $1.7 million with a net negative fair value of $9,000. At June 30, 2018, spot, forward, and swap contracts in the total notional amount of $62.7 million had a positive fair value of $389,000. Spot, forward, and swap contracts in the total notional amount of $92.7 million had a negative fair value of $2.1 million at June 30, 2018. At December 31, 2017, the notional amount of option contracts totaled $1.0 million with a net negative fair value of $9,000. At December 31, 2017, spot, forward, and swap contracts in the total notional amount of $108.5 million had a positive fair value of $1.8 million. Spot, forward, and swap contracts in the total notional amount of $32.1 million had a negative fair value of $453,000 at December 31, 2017.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of June 30, 2018, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 12.6% compared to 12.1% as of December 31, 2017.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At June 30, 2018, the Bank had an approved credit line with the FHLB of San Francisco totaling $4.0 billion. Total advances from the FHLB of San Francisco were $480.0 million and standby letter of credits issued by FHLB on the Company’s behalf were $161.2 million as of June 30, 2018. These borrowings bear fixed rates and are secured by loans. See Note 9 to the Consolidated Financial Statements. At June 30, 2018, the Bank pledged $19.9 million of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $16.5 million from the Federal Reserve Bank Discount Window at June 30, 2018.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At June 30, 2018, investment securities totaled $1.5 billion, with $158.1 million pledged as collateral for borrowings and other commitments. The remaining $1.3 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 83% of our time deposits mature within one year or less as of June 30, 2018. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $72.4 million during the first six months of 2018 and $208.2 million during 2017.

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

Although we believe the modeling is helpful in managing interest rate risk, it does require significant assumptions for the projection of loan prepayment rates on mortgage related assets, loan volumes and pricing, and deposit and borrowing volume and pricing, that might prove inaccurate. Because these assumptions are inherently uncertain, the model cannot precisely estimate net interest income, or precisely predict the effect of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, the differences between actual experience and the assumed volume, changes in market conditions, and management strategies, among other factors. The Company monitors its interest rate sensitivity and attempts to reduce the risk of a significant decrease in net interest income caused by a change in interest rates.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2018:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	7.7	2.4
+100	3.9	1.4
-100	-7.1	1.2
-200	-17.3	1.6

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(1)	The percentage change in this column represents the net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1, 2018 - April 30, 2018)	0	$0	0	$7,543,008
Month #2 (May 1, 2018 - May 31, 2018)	0	$0	0	$7,543,008
Month #3 (June 1, 2018 - June 30, 2018)	0	$0	0	$7,543,008
Total	0	$0	0	$7,543,008

For a discussion of limitations on the payment of dividends, see “Dividend Policy” and “Liquidity” under Part I—Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.     DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.     MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.     OTHER INFORMATION.

None.

Item 6.     EXHIBITS.

Exhibit 10.1	Amendment No. 3 to the Cathay Bank Employee Stock Ownership Plan, as amended and restated, effective December 22, 2015. **+

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

Exhibit 101.INS	XBRL Instance Document *

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

____________________

+	Filed herewith.

++	Furnished herewith.

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

Date: August 8, 2018

/s/ Pin Tai
Pin Tai
Chief Executive Officer and President

Date: August 8, 2018
/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and Chief Financial Officer