Form 10-Q
period 2018-09-30
CATHAY GENERAL BANCORP
filed 2018-11-08
CIK 861842

UNITED STATES

securities and exchange commission

Washington, D.C. 20549

form 10-q

[ X ]	quarterly report pursuant to section 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2018

OR

[ ]	transition report pursuant to section 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	to

Commission file number	001-31830

Cathay General Bancorp

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

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

Common stock, $.01 par value, 81,075,803 shares outstanding as of October 31, 2018.

CATHAY GENERAL BANCORP AND SUBSIDIARies

3RD quarter 2018 REPORT ON FORM 10-Q

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	September 30, 2018	December 31, 2017

Assets
Cash and due from banks	$204,178	$247,056
Short-term investments and interest bearing deposits	377,839	292,745
Cash and cash equivalents	582,017	539,801
Securities available-for-sale (amortized cost of $1,320,843 at September 30, 2018 and $1,336,345 at December 31, 2017)	1,283,060	1,333,626
Loans held for sale	-	8,000
Loans	13,647,646	12,870,290
Less: Allowance for loan losses	(123,457)	(123,279)
Unamortized deferred loan fees, net	(2,086)	(3,245)
Loans, net	13,522,103	12,743,766
Equity securities	23,522	-
Federal Home Loan Bank stock	17,250	23,085
Other real estate owned, net	8,741	9,442
Affordable housing investments and alternative energy partnerships, net	295,857	272,871
Premises and equipment, net	102,565	103,064
Customers’ liability on acceptances	10,454	13,482
Accrued interest receivable	50,291	45,307
Goodwill	372,189	372,189
Other intangible assets, net	7,391	8,062
Other assets	186,282	167,491
Total assets	$16,461,722	$15,640,186

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$2,957,881	$2,783,127
Interest-bearing deposits:
Demand deposits	1,409,463	1,410,519
Money market deposits	2,134,097	2,248,271
Savings deposits	747,814	857,199
Time deposits	6,331,823	5,390,777
Total deposits	13,581,078	12,689,893

Securities sold under agreements to repurchase	-	100,000
Advances from the Federal Home Loan Bank	315,000	430,000
Other borrowings of affordable housing investments	17,332	17,481
Long-term debt	194,136	194,136
Deferred payments from acquisition	18,253	35,404
Acceptances outstanding	10,454	13,482
Other liabilities	208,694	186,486
Total liabilities	14,344,947	13,666,882
Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 89,606,690 issued and 81,396,047 outstanding at September 30, 2018, and 89,104,022 issued and 80,893,379 outstanding at December 31, 2017	896	891
Additional paid-in-capital	939,801	932,874
Accumulated other comprehensive loss, net	(23,783)	(2,511)
Retained earnings	1,439,450	1,281,639
Treasury stock, at cost (8,210,643 shares at September 30, 2018, and at December 31, 2017)	(239,589)	(239,589)
Total equity	2,116,775	1,973,304
Total liabilities and equity	$16,461,722	$15,640,186

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$168,179	$146,383	$478,128	$401,129
Investment securities	7,546	5,692	21,212	14,817
Federal Home Loan Bank stock	303	607	1,079	1,317
Term federal funds sold	-	108	-	108
Deposits with banks	838	1,288	3,667	3,140
Total interest and dividend income	176,866	154,078	504,086	420,511

Interest Expense
Time deposits	22,135	11,678	56,593	33,429
Other deposits	5,474	5,101	14,892	14,245
Securities sold under agreements to repurchase	124	874	1,446	3,489
Advances from Federal Home Loan Bank	1,430	872	3,286	1,465
Long-term debt	2,220	1,456	6,465	4,320
Deferred payments from acquisition	399	901	946	901
Total interest expense	31,782	20,882	83,628	57,849

Net interest income before reversal for credit losses	145,084	133,196	420,458	362,662
Reversal for credit losses	(1,500)	-	(4,500)	(2,500)
Net interest income after reversal for credit losses	146,584	133,196	424,958	365,162

Non-Interest Income
Net gains/(losses) from equity securities	391	-	(4,580)	-
Securities (losses)/gains, net	(14)	24	(14)	(439)
Letters of credit commissions	1,459	1,302	4,110	3,618
Depository service fees	1,219	1,407	3,905	4,259
Gain from acquisition	-	5,440	340	5,440
Other operating income	4,780	4,788	17,151	12,953
Total non-interest income	7,835	12,961	20,912	25,831

Non-Interest Expense
Salaries and employee benefits	30,514	27,913	91,491	79,929
Occupancy expense	5,186	5,312	15,808	14,733
Computer and equipment expense	2,772	2,643	8,477	7,895
Professional services expense	5,286	4,942	17,055	14,541
Data processing service expense	3,080	2,918	9,450	7,846
FDIC and regulatory assessments	2,555	2,552	6,732	7,261
Marketing expense	1,263	2,103	5,521	4,833
Other real estate owned (income)/expense	(21)	369	(236)	747
Amortization of investments in low income housing and alternative energy partnerships	11,115	5,723	21,989	16,797
Amortization of core deposit intangibles	190	281	704	626
Acquisition and integration costs	179	3,277	2,083	3,277
Other operating expense	3,845	3,215	10,949	11,307
Total non-interest expense	65,964	61,248	190,023	169,792

Income before income tax expense	88,455	84,909	255,847	221,201
Income tax expense	18,698	35,163	48,610	71,099
Net income	$69,757	$49,746	$207,237	$150,102

Other comprehensive income, net of tax
Unrealized holding (losses)/gains on securities available-for-sale	(2,538)	1,060	(16,803)	3,338
Unrealized holding gain/(loss) on cash flow hedge derivatives	1,666	157	4,595	(94)
Less: reclassification adjustments for (losses)/gains included in net income	(10)	14	(10)	(254)
Total other comprehensive gain, net of tax	(862)	1,203	(12,198)	3,498
Total other comprehensive income	$68,895	$50,949	$195,039	$153,600

Net income per common share:
Basic	$0.86	$0.62	$2.55	$1.87
Diluted	$0.85	$0.61	$2.53	$1.86
Cash dividends paid per common share	$0.24	$0.21	$0.72	$0.63
Average common shares outstanding
Basic	81,311,899	80,665,398	81,224,555	80,073,249
Diluted	81,855,271	81,404,854	81,770,874	80,797,179

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30
	2018	2017
	(In thousands)
Cash Flows from Operating Activities
Net income	$207,237	$150,102
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal for credit losses	(4,500)	(2,500)
Provision for losses on other real estate owned	-	889
Deferred tax liability	2,342	10,319
Depreciation and amortization	5,593	5,416
Net gains on sale and transfer of other real estate owned	(567)	(394)
Proceeds from sales of loans	8,000	7,500
Amortization on alternative energy partnerships, venture capital and other investments	5,384	2,778
Net loss on sales and calls of securities	14	438
Amortization/accretion of security premiums/discounts, net	2,371	990
Loss on sales or disposal of fixed assets	107	-
Unrealized loss on equity securities	4,580	-
Stock based compensation and stock issued to officers as compensation	5,976	4,449
Net change in accrued interest receivable and other assets	(7,863)	(51,776)
Gain on acquisition	(340)	(5,440)
Net change in other liabilities	10,998	828
Net cash provided by operating activities	239,332	123,599

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(448,805)	(450,745)
Proceeds from sale of investment securities available-for-sale	99,644	99,541
Proceeds from repayments, maturities and calls of investment securities available-for-sale	346,328	389,829
Purchase of Federal Home Loan Bank stock	(5,430)	-
Redemptions of Federal Home Loan Bank stock	11,265	6,459
Net increase in loans	(771,290)	(686,225)
Purchase of premises and equipment	(4,496)	(976)
Proceeds from sales of other real estate owned	3,302	2,186
Net increase in investment in affordable housing and alternative energy partnerships	(36,666)	(20,867)
Acquisition, net of cash acquired	-	(14,309)
Net cash used for investing activities	(806,148)	(675,107)

Cash Flows from Financing Activities
Net increase in deposits	890,823	73,120
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(100,000)	(250,000)
Advances from Federal Home Loan Bank	4,495,000	2,608,000
Repayment of Federal Home Loan Bank borrowings	(4,610,000)	(2,393,000)
Cash dividends paid	(58,498)	(50,491)
Repayment of other borrowings	(37,117)	-
Proceeds from issuance of other borrowings	29,554	-
Proceeds from shares issued under Dividend Reinvestment Plan	1,982	1,849
Proceeds from exercise of stock options	838	1,018
Taxes paid related to net share settlement of RSUs	(3,550)	(5,127)
Net cash provided by (used in) financing activities	609,032	(14,631)

Increase/(decrease) in cash and cash equivalents	42,216	(566,139)
Cash and cash equivalents, beginning of the period	539,801	1,185,084
Cash and cash equivalents, end of the period	$582,017	$618,945

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$79,877	$58,416
Income taxes paid	$48,072	$62,296
Non-cash investing and financing activities:
Net change in unrealized holding (loss)/gain on securities available-for-sale, net of tax	$(16,793)	$3,592
Net change in unrealized holding gain/(loss) on cash flow hedge derivatives	$4,595	$(94)
Transfers to other real estate owned from loans held for investment	$1,646	$726

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), eight limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, Asia Realty Corp. and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of September 30, 2018, the Bank operates 26 branches in Southern California, 14 branches in Northern California, 11 branches in New York State, three branches in Illinois, four branches in Washington State, two branches in Texas, one branch in Massachusetts, New Jersey, Maryland and Nevada, one branch in Hong Kong, and a representative office in Taipei, Beijing, and Shanghai. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

In the condensed consolidated statement of cash flows, the amounts for the nine months ended September 30, 2017 have been corrected in the current year and differ from the previously reported amounts of $159.1 million for net cash provided by investing activities, $50.1 million for decrease in cash and cash equivalents, $218.0 million for cash and cash equivalents, beginning of period and $167.9 million for cash and cash equivalents, end of period.

3. Recent Accounting Pronouncements

Accounting Standards adopted in 2018

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance replaces existing revenue recognition guidance for contracts to provide goods or services to customers and amends existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate. ASU 2014-09 clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. ASU 2014-09 as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. Our revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. Accordingly, the majority of the Company’s revenues was not affected. In addition, the new standard did not materially impact the timing or measurement of the Company’s revenue recognition as it is consistent with the Company’s existing accounting for contracts within the scope of the new standard. The Company adopted this guidance as of January 1, 2018 using the modified retrospective method where there was no cumulative effect adjustment to retained earnings as a result of adopting this new standard. In addition, the standard did not have a material impact on our consolidated financial statements. The Company has provided a disaggregation of the significant categories of revenues within the scope of this guidance and expanded the qualitative disclosures of the Company’s noninterest income. See footnote 17 - Revenue from Contracts with Customers for additional information.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This update requires an entity to measure equity investments with readily determinable fair values at fair value with changes in fair value recognized in net income. Equity investment without readily determinable fair values will be measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment and any amount by which the carrying value exceeding the fair value will be recognized as an impairment in net income. This update also requires an entity to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price option. In addition, this update requires separate presentation in comprehensive income for changes in the fair value of a liability and in the balance sheet by measurement category and form of financial asset. ASU 2016-01 became effective for interim and annual periods beginning after December 15, 2017.  The adoption of the amendment resulted in approximately $8.6 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018, and increased pre-tax income by $391,000 for the three months ended September 30, 2018 and decreased pre-tax income by $4.6 million for the nine months ended September 30, 2018. See footnote 7 – Investment Securities. Also, beginning in the first quarter of 2018, the Company is adopting the exit price notion on fair value measurement of its loan portfolio. As a result of this fair value change, the prior-year figures shown for loans on footnote - 13 for comparative purposes will no longer be comparable.

In February 2018, FASB issued ASU 2018-02 to help organizations address certain stranded income tax effects in accumulated other comprehensive income (“AOCI”) resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Legislation”). The amendment provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the changes in the U.S. federal corporate income tax rate in the Tax Legislation (or portion thereof) is recorded. The amendment also includes disclosure requirements regarding the issuer’s accounting policy for releasing income tax effects from AOCI. The amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, and organizations should apply the provisions of the amendment either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Legislation is recognized. The Company elected to reclassify the income tax effects of the Tax Legislation from accumulated other comprehensive income to retained earnings effective January 1, 2018. This resulted in the reclassification of $515,000 from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018.    See footnote 18 – Stockholders Equity.

Other Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on January 1, 2019, with early adoption permitted. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required under the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We expect to elect all of the new standard’s available transition practical expedients.

We expect that this standard will not have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate and equipment operating leases; and (2) providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.

On adoption, we currently expect to recognize additional operating liabilities ranging from $30 million to $40 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This update requires an entity to use a broader range of reasonable and supportable forecasts, in addition to historical experience and current conditions, to develop an expected credit loss estimate for financial assets and net investments that are not accounted for at fair value through net income. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses to the amount by which fair value is below amortized cost. ASU 2016-13 becomes effective for interim and annual periods beginning after December 15, 2019.  The Company has designated a management team and begun its implementation efforts by identifying key interpretive issues, assessing its processes and identifying the system requirements against the new guidance to determine what modifications may be required. Management has also selected a loss forecasting modeling approach and has engaged a vendor to assist in the design and implementation of the loss forecasting modeling. The implementation efforts also involve, but are not limited to, assessing potential macroeconomic factors that will be used to determine the reasonable and supportable forecast period. The Company has not yet determined the effect of ASU 2016-13 on its accounting policies or the impact on the Company’s consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815),” which targeted improvements to accounting for hedging activities. The amendments in this update are intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This update targets improvements in the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. It is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until the effective date. Adoption of ASU 2018-13 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

The table above reflects net purchase price adjustments of $340,000 related to contingent consideration and imputed interest adjustments made during the nine months ended September 30, 2018.

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

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except share and per share data)	2018	2017	2018	2017
Net income	$69,757	$49,746	$207,237	$150,102

Weighted-average shares:
Basic weighted-average number of common shares outstanding	81,311,899	80,665,398	81,224,555	80,073,249

Dilutive effect of weighted-average outstanding common share equivalents
Warrants	234,105	399,957	268,988	409,019
Options	-	19,221	-	25,706
Restricted stock units	309,267	320,278	277,331	289,205
Diluted weighted-average number of common shares outstanding	81,855,271	81,404,854	81,770,874	80,797,179

Average stock options and restricted stock units with anti-dilutive effect	1,854	-	15,625	6,561
Earnings per common share:
Basic	$0.86	$0.62	$2.55	$1.87
Diluted	$0.85	$0.61	$2.53	$1.86

6. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options, restricted stock units (“RSUs”) and/or awarded non-vested stock. As of September 30, 2018, there were no stock options outstanding.

There were 35,880 and 43,540 stock option shares exercised in the nine months ended September 30, 2018 and 2017, respectively. The Company received $838,000 from the exercise of stock options for 35,880 shares at $23.37 per share that had an aggregate intrinsic value of $718,000 during the nine months ended September 30, 2018 compared to $1.0 million from the exercise of stock options that had an aggregate intrinsic value of $607,000 during the nine months ended September 30, 2017.

RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs generally vest ratably over three years or cliff vest after one or three years of continued employment from the date of the grant. While a portion of RSUs are time-vesting awards, others vest subject to the attainment of specified performance goals and are referred to as “performance-based RSUs.” All RSUs are subject to forfeiture until vested.

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

The following table presents RSU activity during the nine months ended September 30, 2018:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2017	221,738	32.72	339,872	33.52
Granted	141,810	43.30	55,455	39.46
Vested	(65,721)	41.59	(68,459)	41.22
Forfeited	(12,535)	35.46	-	-
Balance at September 30, 2018	285,292	35.82	326,868	32.91

The compensation expense recorded for RSUs was $1.9 million for the three months ended September 30, 2018, compared to $1.3 million in the same period a year ago. For the nine months ended September 30, 2018 and 2017, compensation expense recorded relating to the RSUs was $5.3 million and $3.9 million, respectively. Unrecognized stock-based compensation expense related to RSUs was $11.8 million and $9.1 million as of September 30, 2018 and 2017, respectively. As of September 30, 2018, these costs are expected to be recognized over the next 1.9 years for time-based and performance-based RSU’s.

As of September 30, 2018, 2,582,001 shares were available under the Company’s 2005 Incentive Plan (as Amended and Restated) for future grants.

Tax benefit from share-based payment arrangements of $0.8 million reduced income tax expense in the first nine months of 2018 compared to $2.6 million in the same period a year ago.

7. Investment Securities

Securities available-for-sale were $1.3 billion as of September 30, 2018, compared to $1.3 billion as of December 31, 2017.

The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of debt securities available-for-sale as of September 30, 2018, and debt and equity investment securities as of December 31, 2017:

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Debt Securities Available-for-Sale
U.S. treasury securities	$199,488	$-	$114	$199,374
U.S. government agency entities	6,721	-	210	6,511
U.S. government sponsored entities	400,000	-	16,553	383,447
Mortgage-backed securities	648,532	130	22,023	626,639
Collateralized mortgage obligations	1,119	-	33	1,086
Corporate debt securities	64,983	1,020	-	66,003
Total	$1,320,843	$1,150	$38,933	$1,283,060

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$249,877	$-	$357	$249,520
U.S. government agency entities	9,047	11	70	8,988
U.S. government sponsored entities	400,000	-	9,664	390,336
State and municipal securities	1,944	-	30	1,914
Mortgage-backed securities	577,987	241	6,259	571,969
Collateralized mortgage obligations	1,533	-	17	1,516
Corporate debt securities	80,007	1,291	17	81,281
Mutual funds	6,500	-	270	6,230
Preferred stock of government sponsored entities	5,842	4,260	-	10,102
Other equity securities	3,608	8,162	-	11,770
Total	$1,336,345	$13,965	$16,684	$1,333,626

The amortized cost and fair value of investment securities as of September 30, 2018, by contractual maturities, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-For-Sale
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$199,497	$199,383
Due after one year through five years	465,892	450,363
Due after five years through ten years	6,434	6,163
Due after ten years	649,020	627,151
Total	$1,320,843	$1,283,060

There were no sales of mortgage-backed securities during the first nine months of 2018 and the first nine months of 2017. Proceeds from repayments, maturities and calls of mortgage-backed securities were $79.4 million and $48.5 million for the nine months ended September 30, 2018 and 2017, respectively. Proceeds of $99.6 million were received from the sale of other investment securities during the first nine months of 2018, compared to proceeds of $99.5 million from the sale of other investment securities during the first nine months of 2017. Proceeds from maturities and calls of other investment securities were $266.9 million during the nine months ended September 30, 2018, compared to $341.3 million during the same period a year ago. There were $14,000 of losses realized on sales of investment securities during the nine months ended September 30, 2018, compared to $438,000 of losses in the same period a year ago. There were no other than temporary impairment write-downs recorded during the first nine months of 2018 and the first nine months of 2017.

The adoption of ASU 2016-01 resulted in approximately $8.6 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018. For the nine months ended September 30, 2018, the Company recognized a net loss of $4.6 million due to the decrease in fair value of equity investments with readily determinable fair values. Equity securities were $23.5 million as of September 30, 2018, compared to $28.1 million as of December 31, 2017.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of September 30, 2018, and December 31, 2017:

	September 30, 2018
	Temporarily impaired securities
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Debt Securities Available-for-Sale
U.S. treasury securities	$199,374	$114	$-	$-	$199,374	$114
U.S. government agency entities	5,208	160	1,304	50	6,512	210
U.S. government sponsored entities	-	-	383,447	16,553	383,447	16,553
Mortgage-backed securities	247,059	6,088	372,218	15,935	619,277	22,023
Collateralized mortgage obligations	-	-	1,086	33	1,086	33
Total debt securities	$451,641	$6,362	$758,055	$32,571	$1,209,696	$38,933

Equity Securities
Preferred stock of government sponsored entities	6,397	3,706	-	-	6,397	3,706
Mutual funds	-	-	6,034	195	6,034	195
Other equity securities	1,008	679	-	-	1,008	679
Total equity securities	$7,405	$4,385	$6,034	$195	$13,439	$4,580

	December 31, 2017
	Temporarily impaired securities
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$199,823	$62	$49,697	$295	$249,520	$357
U.S. government agency entities	5,711	70	-	-	5,711	70
U.S. government sponsored entities	-	-	390,336	9,664	390,336	9,664
State and municipal securities	1,914	30	-	-	1,914	30
Mortgage-backed securities	342,436	3,147	178,617	3,112	521,053	6,259
Collateralized mortgage obligations	1,516	17	-	-	1,516	17
Corporate debt securities	5,015	17	-	-	5,015	17
Mutual funds	-	-	6,230	270	6,230	270
Total	$556,415	$3,343	$624,880	$13,341	$1,181,295	$16,684

As of September 30, 2018, the Company had unrealized losses on available-for-sale securities of $38.9 million. The unrealized losses on these securities were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. Management believes the impairment was temporary and, accordingly, no impairment loss on these securities has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its securities and has no intent to sell, and will not be required to sell, available-for-sale securities that have declined below their cost before their anticipated recovery.

Investment securities having a carrying value of $33.1 million as of September 30, 2018, and $272.2 million as of December 31, 2017, were pledged to secure public deposits, other borrowings, treasury tax and loan, and securities sold under agreements to repurchase.

8. Loans

Most of the Company’s business activities are with customers located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; Las Vegas, Nevada, and Hong Kong. The Company has no specific industry concentration. The Company’s loans generally are collateralized by real property or other pledged collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, refinancing by other lenders, or through sale by the borrowers of the secured collateral.

The types of loans in the Company’s condensed consolidated balance sheets as of September 30, 2018, and December 31, 2017, were as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Commercial loans	$2,674,089	$2,461,266
Residential mortgage loans	3,569,111	3,062,050
Commercial mortgage loans	6,580,254	6,482,695
Real estate construction loans	597,018	678,805
Equity lines	221,599	180,304
Installment & other loans	5,575	5,170
Gross loans	$13,647,646	$12,870,290

Allowance for loan losses	(123,457)	(123,279)
Unamortized deferred loan fees	(2,086)	(3,245)

Total loans, net	$13,522,103	$12,743,766
Loans held for sale	$-	$8,000

As of September 30, 2018, recorded investment in impaired loans totaled $117.0 million and was comprised of non-accrual loans, excluding loans held for sale, of $42.4 million and accruing troubled debt restructured loans (“TDRs”) of $74.6 million. As of December 31, 2017, recorded investment in impaired loans totaled $117.4 million and was comprised of non-accrual loans, excluding loans held for sale, of $48.8 million and accruing TDRs of $68.6 million. For impaired loans, the amounts previously charged off represent 7.4% as of September 30, 2018, and 7.2% as of December 31, 2017, of the contractual balances for impaired loans.

The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	Impaired Loans
	Average Recorded Investment				Interest Income Recognized
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)
Commercial loans	$48,772	$24,987	$46,920	$22,572	$461	$678	$1,152	$760
Real estate construction loans	5,980	29,780	7,490	29,868	-	99	-	287
Commercial mortgage loans	55,375	58,555	59,314	60,074	576	391	1,757	1,015
Residential mortgage loans and equity lines	13,724	13,937	14,032	15,208	108	96	279	287
Total impaired loans	$123,851	$127,259	$127,756	$127,722	$1,145	$1,264	$3,188	$2,349

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated:

	Impaired Loans
	September 30, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$40,426	$38,556	$-	$43,483	$42,702	$-
Real estate construction loans	5,776	4,922	-	8,821	8,185	-
Commercial mortgage loans	34,276	26,912	-	37,825	31,029	-
Residential mortgage loans and equity lines	6,791	6,776	-	1,301	1,301	-
Subtotal	$87,269	$77,166	$-	$91,430	$83,217	$-
With allocated allowance
Commercial loans	$5,792	$5,715	$2,506	$891	$793	$43
Commercial mortgage loans	27,549	27,523	917	21,733	21,635	1,738
Residential mortgage loans and equity lines	7,670	6,605	281	13,022	11,708	353
Subtotal	$41,011	$39,843	$3,704	$35,646	$34,136	$2,134
Total impaired loans	$128,280	$117,009	$3,704	$127,076	$117,353	$2,134

The following tables present the aging of the loan portfolio by type as of September 30, 2018, and as of December 31, 2017:

	September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$28,212	$17,329	$3,467	$17,118	$66,126	$2,607,963	$2,674,089
Real estate construction loans	-	-	-	4,922	4,922	592,096	597,018
Commercial mortgage loans	-	9,157	3,214	13,172	25,543	6,554,711	6,580,254
Residential mortgage loans and equity lines	-	-	-	7,198	7,198	3,783,512	3,790,710
Installment and other loans	-	-	-	-	-	5,575	5,575
Total loans	$28,212	$26,486	$6,681	$42,410	$103,789	$13,543,857	$13,647,646

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$11,079	$5,192	$-	$14,296	$30,567	$2,430,699	$2,461,266
Real estate construction loans	3,028	-	-	8,185	11,213	667,592	678,805
Commercial mortgage loans	17,573	5,602	-	19,820	42,995	6,439,700	6,482,695
Residential mortgage loans and equity lines	6,613	732	-	6,486	13,831	3,228,523	3,242,354
Installment and other loans	103	-	-	-	103	5,067	5,170
Total loans	$38,396	$11,526	$-	$48,787	$98,709	$12,771,581	$12,870,290

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

As of September 30, 2018, accruing TDRs were $74.6 million and non-accrual TDRs were $27.7 million compared to accruing TDRs of $68.6 million and non-accrual TDRs of $33.4 million as of December 31, 2017. The Company allocated specific reserves of $1.6 million to accruing TDRs and $1.9 million to non-accrual TDRs as of September 30, 2018, and $1.9 million to accruing TDRs and $83,000 to non-accrual TDRs as of December 31, 2017. The following tables present TDRs that were modified during the three and nine months ended September 30, 2018 and 2017, their specific reserves as of September 30, 2018 and 2017, and charge-offs for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30, 2018				September 30, 2018
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	3	$4,621	$4,621	$-	$2,467
Commercial mortgage loans	1	339	339	-	-
Residential mortgage loans and equity lines	2	413	413	-	16
Total	6	$5,373	$5,373	$-	$2,483

	Three months ended September 30, 2017				September 30, 2017
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	8	$18,873	$18,873	$-	$636
Commercial mortgage loans	5	4,123	3,818	305	10
Residential mortgage loans and equity lines	1	483	483	-	32
Total	14	$23,479	$23,174	$305	$678

	Nine months ended September 30, 2018				September 30, 2018
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	21	$12,212	$12,212	$-	$2,493
Commercial mortgage loans	7	14,626	14,626	-	119
Residential mortgage loans and equity lines	4	1,213	1,213	-	24
Total	32	$28,051	$28,051	$-	$2,636

	Nine months ended September 30, 2017				September 30, 2017
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	13	$19,543	$19,543	$-	$641
Real estate construction loans	2	28,489	28,489	-	-
Commercial mortgage loans	5	4,123	3,818	305	10
Residential mortgage loans and equity lines	1	483	483	-	32
Total	21	$52,638	$52,333	$305	$683

Modifications of the loan terms during the first nine months of 2018 were in the form of extensions of maturity dates, which ranged from three to twelve months from the modification date.

We expect that the TDRs on accruing status as of September 30, 2018, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  A summary of TDRs by type of concession and by type of loan, as of September 30, 2018, and December 31, 2017, is shown below:

	September 30, 2018
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$27,153	$-	$-	$27,153
Commercial mortgage loans	14,248	7,446	19,568	41,262
Residential mortgage loans	3,433	329	2,421	6,183
Total accruing TDRs	$44,834	$7,775	$21,989	$74,598

	September 30, 2018
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$14,579	$-	$-	$14,579
Commercial mortgage loans	3,863	-	7,261	11,124
Residential mortgage loans	1,901	-	114	2,015
Total non-accrual TDRs	$20,343	$-	$7,375	$27,718

	December 31, 2017
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$29,199	$-	$-	$29,199
Commercial mortgage loans	11,504	5,871	15,468	32,843
Residential mortgage loans	3,416	335	2,772	6,523
Total accruing TDRs	$44,119	$6,206	$18,240	$68,565

	December 31, 2017
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$12,944	$-	$-	$12,944
Commercial mortgage loans	6,231	1,677	11,113	19,021
Residential mortgage loans	1,297	-	154	1,451
Total non-accrual TDRs	$20,472	$1,677	$11,267	$33,416

The activity within our TDRs for the periods indicated is shown below:

	Three months ended September 30,		Nine months ended September 30,
Accruing TDRs	2018	2017	2018	2017
	(In thousands)
Beginning balance	$84,487	$79,819	$68,566	$65,393
New restructurings	2,589	21,790	25,036	49,973
Restructured loans restored to accrual status	577	-	2,895	-
Payments	(13,055)	(35,677)	(19,801)	(41,372)
Restructured loans placed on non-accrual status	-	(3,574)	(2,098)	(9,396)
Expiration of loan concession upon renewal	-	-	-	(2,240)
Ending balance	$74,598	$62,358	$74,598	$62,358

	Three months ended September 30,		Nine months ended September 30,
Non-accrual TDRs	2018	2017	2018	2017
	(In thousands)
Beginning balance	$30,347	$30,045	$33,415	$29,722
New restructurings	2,784	2,360	3,015	2,360
Restructured loans placed on non-accrual status	-	3,574	2,098	9,396
Charge-offs	-	(355)	(161)	(1,901)
Payments	(4,836)	(1,933)	(7,754)	(5,160)
Foreclosures	-	-	-	(726)
Restructured loans restored to accrual status	(577)	-	(2,895)	-
Ending balance	$27,718	$33,691	$27,718	$33,691

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as a TDR during the previous twelve months and which had subsequently defaulted as of September 30, 2018.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of September 30, 2018, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

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

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following tables present the loan portfolio by risk rating as of September 30, 2018, and as of December 31, 2017:

	September 30, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,494,780	$125,373	$53,936	$-	$2,674,089
Real estate construction loans	531,579	60,517	4,922	-	597,018
Commercial mortgage loans	6,181,227	315,010	84,017	-	6,580,254
Residential mortgage loans and equity lines	3,782,077	-	8,633	-	3,790,710
Installment and other loans	5,575	-	-	-	5,575
Total gross loans	$12,995,238	$500,900	$151,508	$-	$13,647,646

Loans held for sale	$-	$-	$-	$-	$-

	December 31, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Total

Commercial loans	$2,281,698	$118,056	$61,503	$9	$2,461,266
Real estate construction loans	616,411	54,209	8,185	-	678,805
Commercial mortgage loans	6,004,258	308,924	169,513	-	6,482,695
Residential mortgage loans and equity lines	3,232,606	-	9,748	-	3,242,354
Installment and other loans	5,170	-	-	-	5,170
Total gross loans	$12,140,143	$481,189	$248,949	$9	$12,870,290

Loans held for sale	$-	$-	$8,000	$-	$8,000

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of September 30, 2018, and as of December 31, 2017:

		Real Estate	Commercial	Residential
	Commercial	Construction	Mortgage	Mortgage Loans	Installment and
	Loans	Loans	Loans	and Equity Lines	Other Loans	Total
	(In thousands)
September 30, 2018
Loans individually evaluated for impairment
Allowance	$2,506	$-	$917	$281	$-	$3,704
Balance	$44,272	$4,922	$54,435	$13,381	$-	$117,010

Loans collectively evaluated for impairment
Allowance	$54,008	$21,226	$31,865	$12,628	$26	$119,753
Balance	$2,629,817	$592,096	$6,525,819	$3,777,329	$5,575	$13,530,636

Total allowance	$56,514	$21,226	$32,782	$12,909	$26	$123,457
Total balance	$2,674,089	$597,018	$6,580,254	$3,790,710	$5,575	$13,647,646

December 31, 2017
Loans individually evaluated for impairment
Allowance	$43	$-	$1,738	$353	$-	$2,134
Balance	$43,495	$8,185	$52,664	$13,009	$-	$117,353

Loans collectively evaluated for impairment
Allowance	$49,753	$24,838	$35,872	$10,660	$22	$121,145
Balance	$2,417,771	$670,620	$6,430,031	$3,229,345	$5,170	$12,752,937

Total allowance	$49,796	$24,838	$37,610	$11,013	$22	$123,279
Total balance	$2,461,266	$678,805	$6,482,695	$3,242,354	$5,170	$12,870,290

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2018, and September 30, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended September 30, 2018 and 2017

		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)

June 30, 2018 Ending Balance	$55,179	$20,663	$33,976	$12,062	$19	121,899
Provision/(credit) for possible credit losses	1,270	519	(4,138)	842	7	(1,500)
Charge-offs	(122)	-	-	-	-	(122)
Recoveries	187	44	2,944	5	-	3,180
Net (charge-offs)/recoveries	65	44	2,944	5	-	3,058
September 30, 2018 Ending Balance	$56,514	$21,226	$32,782	$12,909	$26	$123,457

June 30, 2017 Ending Balance	$46,744	$17,844	$36,840	$14,364	$17	$115,809
Provision/(credit) for possible credit losses	3,800	4,117	(4,615)	(3,309)	7	-
Charge-offs	(80)	-	(305)	-	-	(385)
Recoveries	575	47	5,482	7	-	6,111
Net (charge-offs)/recoveries	495	47	5,177	7	-	5,726
September 30, 2017 Ending Balance	$51,039	$22,008	$37,402	$11,062	$24	$121,535

Nine months ended September 30, 2018 and 2017

		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)

2018 Beginning Balance	$49,796	$24,838	$37,610	$11,013	$22	$123,279
Provision/(credit) for possible credit losses	6,097	(3,744)	(8,672)	1,815	4	(4,500)
Charge-offs	(629)	-	(390)	-	-	(1,019)
Recoveries	1,250	132	4,234	81	-	5,697
Net recoveries	621	132	3,844	81	-	4,678
September 30, 2018 Ending Balance	$56,514	$21,226	$32,782	$12,909	$26	$123,457
Reserve for impaired loans	$2,506	$-	$917	$281	$-	$3,704
Reserve for non-impaired loans	$54,008	$21,226	$31,865	$12,628	$26	$119,753
Reserve for off-balance sheet credit commitments	$1,615	$1,174	$78	$215	$6	$3,088

2017 Beginning Balance	$49,203	$23,268	$34,864	$11,620	$11	$118,966
(Credit)/provision for possible credit losses	2,245	(1,403)	(2,775)	(580)	13	(2,500)
Charge-offs	(1,810)	-	(860)	-	-	(2,670)
Recoveries	1,401	143	6,173	22	-	7,739
Net (charge-offs)/recoveries	(409)	143	5,313	22	-	5,069
September 30, 2017 Ending Balance	$51,039	$22,008	$37,402	$11,062	$24	$121,535
Reserve for impaired loans	$1,461	-	$823	$322	-	$2,606
Reserve for non-impaired loans	$49,578	$22,008	$36,579	$10,740	$24	$118,929
Reserve for off-balance sheet credit commitments	$2,760	$1,206	$109	$175	$4	$4,254

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

10. Borrowed Funds

Borrowing from the Federal Home Loan Bank (“FHLB”). As of September 30, 2018, over-night borrowings from the FHLB were $240 million at a rate of 2.33% compared to $325 million at a rate of 1.41% as of December 31, 2017. As of September 30, 2018, the advances from the FHLB were $75 million at a rate of 1.99% compared to $105 million at a rate of 1.41% as of December 31, 2017. As of September 30, 2018, FHLB advances of $5 million will mature in October 2018, $50 million in December 2019, and $20 million in May 2023.

Other Borrowing. Pursuant to the Stock Purchase Agreement with Bank SinoPac Co. Ltd, $35.2 million of the purchase price were held back at a floating rate of three-month LIBOR rate plus 150 basis points and 50%, 30%, and 20% will be disbursed annually over three years on the anniversary dates, respectively. As of September 30, 2018, the outstanding balance was $18.3 million with a rate of 3.39% compared to $35.2 million at December 31, 2017.

Long-term Debt. On October 12, 2017, the Bank entered into a term loan agreement of $75.0 million with U.S. Bank. The loan has a floating rate of one-month LIBOR plus 175 basis points. As of September 30, 2018, the term loan has an interest rate of 3.875% compared to 3.125% at December 31, 2017. The principal amount of the long-term debt from U.S. Bank is due and payable in consecutive quarterly installments of $4.7 million each on the last day of each calendar quarter commencing December 31, 2018, with the final installment due and payable on October 12, 2020. The U.S. Bank loan proceeds were used to fund a portion of our acquisition of SinoPac Bancorp.

11. Income Taxes

The effective tax rate for the first nine months of 2018 was 19.0% compared to 32.1% for the first nine months of 2017. The reduction in the effective tax rate was primarily due to the Tax Legislation, which reduced the Company’s federal corporate tax rate from 35% to 21% effective January 1, 2018, an alternative energy investment made in the second quarter and the impact of low income housing tax credits.

As of December 31, 2017, the Company had income tax refunds receivable of $7.2 million. These income tax receivables are included in other assets in the accompanying condensed consolidated balance sheets.

The Company’s tax returns are open for audit by the Internal Revenue Service back to 2015 and by the California Franchise Tax Board back to 2013.

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

Assets measured at estimated fair value on a non-recurring basis:

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the nine months ended September 30, 2018 and December 31, 2017, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2018, and December 31, 2017:

September 30, 2018	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Debt securities available-for-sale
U.S. Treasury securities	$199,374	$-	$-	$199,374
U.S. government agencies	-	6,511	-	6,511
U.S. government sponsored entities	-	383,447	-	383,447
Mortgage-backed securities	-	626,639	-	626,639
Collateralized mortgage obligations	-	1,086	-	1,086
Corporate debt securities	-	66,003	-	66,003
Total debt securities available-for-sale	199,374	1,083,686	-	1,283,060

Equity securities
Preferred stock of government sponsored entities	6,397	-	-	6,397
Mutual funds	6,034	-	-	6,034
Other equity securities	11,091	-	-	11,091
Total equity securities	23,522	-	-	23,522

Warrants	-	-	168	168
Interest rate swaps	-	18,419	-	18,419
Foreign exchange contracts	-	400	-	400
Total assets	$222,896	$1,102,505	$168	$1,325,569

Liabilities

Option contracts	$-	$4	$-	$4
Foreign exchange contracts	-	1,648	-	1,648
Total liabilities	$-	$1,652	$-	$1,652

December 31, 2017	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$249,520	$-	$-	$249,520
U.S. government agency entities	-	8,988	-	8,988
U.S. government sponsored entities	-	390,336	-	390,336
State and municipal securities	-	1,914	-	1,914
Mortgage-backed securities	-	571,969	-	571,969
Collateralized mortgage obligations	-	1,516	-	1,516
Corporate debt securities	-	81,281	-	81,281
Mutual funds	6,230	-	-	6,230
Preferred stock of government sponsored entities	10,102	-	-	10,102
Other equity securities	11,770	-	-	11,770
Total securities available-for-sale	277,622	1,056,004	-	1,333,626
Warrants	-	-	91	91
Interest rate swaps	-	5,218	-	5,218
Foreign exchange contracts	-	1,832	-	1,832
Total assets	$277,622	$1,063,054	$91	$1,340,767

Liabilities

Option contracts	$-	$9	$-	$9
Interest rate swaps	-	2,699	-	2,699
Foreign exchange contracts	-	453	-	453
Total liabilities	$-	$3,161	$-	$3,161

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $168,000 as of September 30, 2018, compared to $91,000 as of December 31, 2017. The fair value adjustment of warrants was included in other operating income in the third quarter of 2018. The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from 1 to 6 years, risk-free interest rate from 2.73% to 3.27%, and stock volatility from 8.3% to 12.09%.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the condensed consolidated balance sheet as of September 30, 2018, the following tables provide the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of September 30, 2018, and December 31, 2017, and the total losses for the periods indicated:

	As of September 30, 2018				Total Losses
	Fair Value Measurements Using			Total at	For the Three Months Ended		For the Nine Months Ended
	Level 1	Level 2	Level 3	Fair Value	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$-	$-	$3,209	$3,209	$-	$-	$-	$25
Commercial mortgage loans	-	-	26,606	26,606	-	-	-	-
Residential mortgage loans and equity lines	-	-	6,323	6,323	-	-	-	-
Total impaired loans	-	-	36,138	36,138	-	-	-	25
Other real estate owned (1)	-	4,918	4,343	9,261	-	405	-	654
Investments in venture capital and private company stock	-	-	2,188	2,188	62	12	326	365
Total assets	$-	$4,918	$42,669	$47,587	$62	$417	$326	$1,044

(1) Other real estate owned balance of $8.7 million in the condensed consolidated balance sheet is net of estimated disposal costs.

	As of December 31, 2017				Total Losses
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2017	December 31, 2016
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$-	$-	$18,097	$18,097	$25	$322
Commercial mortgage loans	-	-	31,459	31,459	-	-
Residential mortgage loans and equity lines	-	-	11,355	11,355	-	-
Total impaired loans	-	-	60,911	60,911	25	322
Other real estate owned (1)	-	5,677	4,322	9,999	457	9
Investments in venture capital and private company stock	-	-	2,583	2,583	392	976
Total assets	$-	$5,677	$67,816	$73,493	$874	$1,307

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

The following table presents the carrying and notional amounts and estimated fair value of financial instruments as of September 30, 2018, and December 31, 2017:

	September 30, 2018		December 31, 2017
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$204,178	$204,178	$247,056	$247,056
Short-term investments and interest bearing deposits	377,839	377,839	292,745	292,745
Securities available-for-sale	1,283,060	1,283,060	1,333,626	1,333,626
Equity securities	23,522	23,522	-	-
Loans held for sale	-	-	8,000	8,000
Loans, net (1)	13,522,103	13,502,232	12,743,766	12,663,049
Investment in Federal Home Loan Bank stock	17,250	17,250	23,085	23,085
Warrants	168	168	91	91

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$53,361	$400	$108,530	$1,832
Interest rate swaps	756,819	18,419	514,159	5,218

Financial Liabilities	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Deposits	$13,581,078	$13,617,846	$12,689,893	$12,700,674
Securities sold under agreements to repurchase	-	-	100,000	100,163
Advances from Federal Home Loan Bank	315,000	314,507	430,000	429,482
Other borrowings	35,585	33,791	52,885	51,075
Long-term debt	194,136	142,068	194,136	141,865

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$1,623	$4	$1,014	$9
Foreign exchange contracts	117,634	1,648	32,127	453
Interest rate swaps	-	-	145,399	2,699

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$2,645,086	$(9,095)	$2,366,368	$(7,224)
Standby letters of credit	167,050	(1,509)	140,814	(1,805)
Other letters of credit	30,420	(20)	27,353	(52)
Bill of lading guarantees	1,108	-	24	-

(1) In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of September 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

The following tables present the level in the fair value hierarchy for the estimated fair values of financial instruments as of September 30, 2018, and December 31, 2017.

	As of September 30, 2018
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$204,178	$204,178	$-	$-
Short-term investments and interest bearing deposits	377,839	377,839	-	-
Debt securities available-for-sale	1,283,060	199,374	1,083,686	-
Equity securities	23,522	23,522	-	-
Loans, net (1)	13,502,232	-	-	13,502,232
Investment in Federal Home Loan Bank stock	17,250	-	17,250	-
Warrants	168	-	-	168
Financial Liabilities
Deposits	13,617,846	-	-	13,617,846
Advances from Federal Home Loan Bank	314,507	-	314,507	-
Other borrowings	33,791	-	-	33,791
Long-term debt	142,068	-	142,068	-

	As of December 31, 2017
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$247,056	$247,056	$-	$-
Short-term investments and interest bearing deposits	292,745	292,745	-	-
Securities available-for-sale	1,333,626	277,622	1,056,004	-
Loans held-for-sale	8,000	-	-	8,000
Loans, net (1)	12,663,049	-	-	12,663,049
Investment in Federal Home Loan Bank stock	23,085	-	23,085	-
Warrants	91	-	-	91
Financial Liabilities
Deposits	12,700,674	-	-	12,700,674
Securities sold under agreement to repurchase	100,163	-	100,163	-
Advances from Federal Home Loan Bank	429,482	-	429,482	-
Other borrowings	51,075	-	-	51,075
Long-term debt	141,865	-	141,865	-

(1) In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of September 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

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

As of September 30, 2018, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment as of an interim date.

15. Financial Derivatives

It is the policy of the Company not to speculate on the future direction of interest rates. However, the Company enters into financial derivatives to seek to mitigate exposure to interest rate risks related to our interest-earning assets and interest-bearing liabilities. We believe that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in the Company’s assets or liabilities and against risk in specific transactions. In such instances, the Company may enter into interest rate swap contracts or other types of financial derivatives. Prior to considering any hedging activities, we seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges must be approved by the Bank’s Investment Committee.

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

In May 2014, the Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 2.35% as of September 30, 2018. As of September 30, 2018, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized gain of $1.9 million, net of taxes, was included in other comprehensive income compared to unrealized loss of $2.3 million at September 30, 2017. The amount of periodic net settlement of interest rate swaps included in interest expense was $83,000 for the three months ended September 30, 2018, compared to $407,000 for the same quarter a year ago. For the nine months ended September 30, 2018, the periodic net settlement of interest rate swaps included in interest expense was $480,000 compared to $1.3 million for the same period in 2017. As of September 30, 2018, and 2017, the ineffective portion of these interest rates swaps was not significant.

As of September 30, 2018, the Bank’s outstanding interest rate swap contracts had a notional amount of $637.7 million for various terms from two to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.71% and receives a variable rate of the one-month LIBOR rate plus a weighted average spread of 266 basis points, or at a weighted average rate of 4.78%. As of September 30, 2018, and September 30, 2017, the notional amount of fair value interest rate swaps was $637.7 million and $510.6 million with net unrealized gains of $15.7 million and $1.9 million, respectively, included in other non-interest income. The amount of periodic net settlement of interest rate swaps increasing interest income was $96,000 for the three months ended September 30, 2018, compared to a decrease of $514,000 for the same period a year ago. The amount of periodic net settlement of interest rate swaps decreasing interest income was $132,000 for the nine months ended September 30, 2018, compared to $1.9 million for the same period a year ago. As of September 30, 2018, and 2017, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. There was no cash posted as collateral by the Bancorp related to derivative contracts as of September 30, 2018 compared to $4.5 million as of December 31, 2017.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheet. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At September 30, 2018, the notional amount of option contracts totaled $1.6 million with a net negative fair value of $4,000. At September 30, 2018, spot, forward, and swap contracts in the total notional amount of $53.4 million had a positive fair value of $400,000. Spot, forward, and swap contracts in the total notional amount of $117.6 million had a negative fair value of $1.6 million at September 30, 2018. At December 31, 2017, the notional amount of option contracts totaled $1.0 million with a net negative fair value of $9,000. At December 31, 2017, spot, forward, and swap contracts in the total notional amount of $108.5 million had a positive fair value of $1.8 million. Spot, forward, and swap contracts in the total notional amount of $32.1 million had a negative fair value of $453,000 at December 31, 2017.

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

Financial instruments that are eligible for offset in the condensed consolidated balance sheets, as of September 30, 2018, and December 31, 2017, are presented in the following table:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
September 30, 2018
Assets:
Derivatives	$18,419	$-	$18,419	$-	$-	$18,419

Liabilities:
Securities sold under agreements to repurchase	$-	$-	$-	$-	$-	$-
Derivatives	$-	$-	$-	$-	$-	$-

December 31, 2017
Assets:
Derivatives	$5,218	$-	$5,218	$-	$-	$5,218

Liabilities:
Securities sold under agreements to repurchase	$100,000	$-	$100,000	$-	$(100,000)	$-
Derivatives	$2,699	$-	$2,699	$-	$(2,699)	$-

17. Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers - Topic 606 and all subsequent ASUs that modified ASC 606, Revenue from Contracts with Customers. The Company adopted ASC 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. The new standard did not materially impact the timing or measurement of the Company’s revenue recognition as it is consistent with the Company’s existing accounting for contracts within the scope of the new standard. There was no cumulative effect adjustment to retained earnings as a result of adopting this new standard.

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	Three months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Non-interest income, in-scope(1):
Fees and service charges on deposit accounts	$2,027	$2,286	$6,421	$7,043
Wealth management fees	1,528	353	4,252	1,906
Other service fees(2)	3,376	3,863	10,140	10,212
Total in-scope noninterest income	6,931	6,502	20,813	19,161

Noninterest income, not in-scope(3)	904	6,459	99	6,670
Total noninterest income	$7,835	$12,961	$20,912	$25,831

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

18. Stockholders’ Equity

Total equity was $2.12 billion as of September 30, 2018, an increase of $143.5 million, from $1.97 billion as of December 31, 2017, primarily due to net income of $207.2 million partially offset by common stock cash dividends of $58.5 million and decreases in other comprehensive income of $12.2 million.

The U.S. Treasury received warrants to purchase common stock of 1,846,374 shares at an exercise price of $20.96 as part of the Company’s participation in the U.S. Treasury Troubled Asset Relief Program Capital Purchase Program. As a result of the anti-dilution adjustments under the warrant, the exercise price at December 31, 2017, has been adjusted to $20.41 and the number of warrants increased by 1.03%. At September 30, 2018, 345,534 warrants remain exercisable compared to 943,327 warrants at December 31, 2017.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three months and nine months ended September 30, 2018, and September 30, 2017, was as follows:

	Three months ended September 30, 2018			Three months ended September 30, 2017
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, loss, net of tax
Securities available-for-sale			$(24,084)			$1,001
Cash flow hedge derivatives			1,163			(2,421)
Total			$(22,921)			$(1,420)

Net unrealized (losses)/gains arising during the period
Securities available-for-sale	$(3,603)	$(1,065)	$(2,538)	$1,829	$769	$1,060
Cash flow hedge derivatives	2,365	699	1,666	271	114	157
Total	(1,238)	(366)	(872)	2,100	883	1,217

Reclassification adjustment for net losses in net income
Securities available-for-sale	14	4	10	(24)	(10)	(14)
Cash flow hedge derivatives	-	-	-	-	-	-
Total	14	4	10	(24)	(10)	(14)

Total other comprehensive (loss)/income
Securities available-for-sale	(3,589)	(1,061)	(2,528)	1,805	759	1,046
Cash flow hedge derivatives	2,365	699	1,666	271	114	157
Total	$(1,224)	$(362)	$(862)	$2,076	$873	$1,203
Ending balance, (loss)/gain, net of tax
Securities available-for-sale			$(26,612)			$2,047
Cash flow hedge derivatives			2,829			(2,264)
Total			$(23,783)			$(217)

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, loss, net of tax
Securities available-for-sale			$(1,060)			$(1,545)
Cash flow hedge derivatives			(1,451)			(2,170)
Total			$(2,511)			$(3,715)

Reclassification adjustment for stranded tax effects of Tax Cuts and Jobs Act (1)
Securities available-for-sale	-	200	(200)	-	-	-
Cash flow hedge derivatives	-	315	(315)	-	-	-
Total	-	515	(515)	-	-	-

Reclassification adjustment for equity securities (2)
Equity securities	(12,151)	(3,592)	(8,559)	-	-	-

Net unrealized (losses)/gains arising during the period
Securities available-for-sale	$(23,854)	$(7,051)	$(16,803)	$5,758	$2,420	$3,338
Cash flow hedge derivatives	6,523	1,928	4,595	(162)	(68)	(94)
Total	(17,331)	(5,123)	(12,208)	5,596	2,352	3,244

Reclassification adjustment for net losses in net income
Securities available-for-sale	14	4	10	439	185	254
Cash flow hedge derivatives	-	-	-	-	-	-
Total	14	4	10	439	185	254

Total other comprehensive (loss)/income
Securities available-for-sale	(23,840)	(7,047)	(16,793)	6,197	2,605	3,592
Cash flow hedge derivatives	6,523	1,928	4,595	(162)	(68)	(94)
Total	$(17,317)	$(5,119)	$(12,198)	$6,035	$2,537	$3,498
Ending balance, (loss)/gain, net of tax
Securities available-for-sale			$(26,612)			$2,047
Cash flow hedge derivatives			2,829			(2,264)
Total			$(23,783)			$(217)

(1) These amounts were recorded as of January 1, 2018 as a result of the adoption of ASU 2018-2.

(2) This amount was recorded as of January 1, 2018 as a result of the adoption of ASU 2016-1.

19. Stock Repurchase Program

On February 1, 2016, the Company’s Board of Directors approved a stock repurchase program to buy back up to $45.0 million of our common stock. The Company did not repurchase any shares under the February 2016 repurchase program in 2017 or for the nine months ended September 30, 2018. As of September 30, 2018, and December 31, 2017, the Company may repurchase up to $7.5 million of its common stock under the February 2016 repurchase program.

20. Subsequent Events

Between October 22 and 25, 2018, the Company repurchased 200,326 shares of common stock for $7.5 million and completed its February 2016 $45 million repurchase program. The Company repurchased 1,580,904 shares at an average price of $28.46 per share under the February 2016 buyback program. On October 26, 2018, the Company announced a new stock repurchase program to repurchase up to $45.0 million of the Company’s common stock.  Between October 29 and November 7, 2018, the Company repurchased 255,000 shares of its common stock for $9.7 million, or a $38.26 average price per share under the October 2018 repurchase program.  As of November 8, 2018, there was $35.3 million remaining under the Company’s October 2018 stock repurchase program.

The Company has evaluated the effect of events that have occurred subsequent to September 30, 2018, through the date of issuance of the consolidated financial statements, and there have been no other material events that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

Highlights

●	Total loans increased $298.9 million, or 9.3% annualized, to $13.6 billion for the quarter.
●	Diluted earnings per share increased 39.3% to $0.85 per share for the third quarter of 2018 compared to $0.61 per share for the same quarter a year ago.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended September 30, 2018, was $69.8 million, an increase of $20.1 million, or 40.2%, compared to net income of $49.7 million for the same quarter a year ago. Diluted earnings per share for the quarter ended September 30, 2018, was $0.85 compared to $0.61 for the same quarter a year ago. Third quarter of 2018 net income, compared to the same quarter a year ago, included an increase of $5.4 million in amortization expense of investments in low income housing and alternative energy partnerships and a decrease of $3.1 million in acquisition and integration costs related to the FENB acquisition.

Return on average stockholders’ equity was 13.19% and return on average assets was 1.72% for the quarter ended September 30, 2018, compared to a return on average stockholders’ equity of 9.77% and a return on average assets of 1.29% for the same quarter a year ago.

Financial Performance

	Three months ended
	September 30, 2018	September 30, 2017
Net income	$69.8 million	$49.7 million
Basic earnings per common share	$0.86	$0.62
Diluted earnings per common share	$0.85	$0.61
Return on average assets	1.72%	1.29%
Return on average total stockholders' equity	13.19%	9.77%
Efficiency ratio	43.14%	41.91%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $11.9 million, or 8.9%, to $145.1 million during the third quarter of 2018, compared to $133.2 million during the same quarter a year ago. The increase was due primarily to an increase in interest income from loans and securities, offset by increases in interest expense from time deposits and long-term debt.

The net interest margin was 3.83% for the third quarter of 2018, compared to 3.75% for the third quarter of 2017, and 3.83% for the second quarter of 2018.

For the third quarter of 2018, the yield on average interest-earning assets was 4.67%, the cost of funds on average interest-bearing liabilities was 1.15%, and the cost of interest-bearing deposits was 1.05%. In comparison, for the third quarter of 2017, the yield on average interest-earning assets was 4.34%, the cost of funds on average interest-bearing liabilities was 0.81%, and the cost of interest-bearing deposits was 0.68%. The increase in the yield on average interest earning assets resulted mainly from higher rates on loans. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 3.52% for the quarter ended September 30, 2018, compared to 3.53% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended September 30, 2018, and 2017. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended September 30,
	2018			2017
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Total loans and leases (1)	$13,434,018	$168,179	4.97%	$12,317,721	$146,383	4.71%
Investment securities	1,399,031	7,546	2.14	1,396,859	5,692	1.62
Federal Home Loan Bank stock	17,250	303	6.95	32,369	607	7.44
Interest bearing deposits	178,434	838	1.86	292,595	1,288	1.75
Federal funds sold and securities purchased under agreements to resell	-	-	-	35,707	108	1.20
Total interest-earning assets	15,028,733	176,866	4.67	14,075,251	154,078	4.34
Non-interest earning assets:
Cash and due from banks	196,692			294,466
Other non-earning assets	1,036,279			1,094,648
Total non-interest earning assets	1,232,971			1,389,114
Less: Allowance for loan losses	(124,579)			(105,390)
Deferred loan fees	(2,777)			(4,852)
Total assets	$16,134,348			$15,354,123

Interest bearing liabilities:
Interest bearing demand accounts	$1,396,436	$694	0.20	$1,349,508	$588	0.17
Money market accounts	2,234,139	4,435	0.79	2,496,548	3,944	0.63
Savings accounts	780,412	345	0.18	942,452	569	0.24
Time deposits	5,997,268	22,135	1.46	4,939,189	11,678	0.94
Total interest-bearing deposits	10,408,255	27,609	1.05	9,727,697	16,779	0.68

Securities sold under agreements to repurchase	16,304	124	3.02	109,239	874	3.17
Other borrowings	307,298	1,829	2.36	324,581	1,773	2.17
Long-term debt	194,136	2,220	4.54	119,136	1,456	4.85
Total interest-bearing liabilities	10,925,993	31,782	1.15	10,280,653	20,882	0.81
Non-interest bearing liabilities:
Demand deposits	2,877,646			2,714,244
Other liabilities	232,924			339,001
Total equity	2,097,786			2,020,224
Total liabilities and equity	$16,134,349			$15,354,122
Net interest spread			3.52%			3.53%
Net interest income		$145,084			$133,196
Net interest margin			3.83%			3.75%

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
	2018-2017
	Increase (Decrease) in
	Net Interest Income Due to:
(In thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	$13,712	$8,084	$21,796
Investment securities	9	1,845	1,854
Federal Home Loan Bank stock	(267)	(38)	(305)
Federal funds sold & securities purchased under agreements to resell	(54)	(54)	(108)
Deposits with other banks	(530)	80	(450)
Total changes in interest income	12,870	9,917	22,787

Interest-bearing liabilities:
Interest bearing demand accounts	21	86	107
Money market accounts	(441)	932	491
Savings accounts	(88)	(137)	(225)
Time deposits	2,890	7,567	10,457
Securities sold under agreements to repurchase	(710)	(40)	(750)
Other borrowed funds	(97)	152	55
Long-term debt	864	(101)	763
Total changes in interest expense	2,439	8,459	10,898
Changes in net interest income	$10,431	$1,458	$11,889

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision/(Reversal) for Credit Losses

The Company recorded a reversal for credit losses of $1.5 million in the third quarter of 2018 compared to no reversal for credit losses in the same quarter a year ago. The reversal for credit losses was based on a review of the appropriateness of the allowance for loan losses at September 30, 2018. The following table summarizes the charge-offs and recoveries for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Charge-offs:
Commercial loans	$122	$80	$629	$1,810
Real estate loans (1)	-	305	390	860
Total charge-offs	122	385	1,019	2,670
Recoveries:
Commercial loans	187	575	1,250	1,401
Construction loans	44	47	132	143
Real estate loans (1)	2,949	5,489	4,315	6,195
Total recoveries	3,180	6,111	5,697	7,739
Net (recoveries)/charge-offs	$(3,058)	$(5,726)	$(4,678)	$(5,069)

(1) Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), wire transfer fees, and other sources of fee income, was $7.8 million for the third quarter of 2018, a decrease of $5.1 million, or 39.5%, compared to $13.0 million for the third quarter of 2017, primarily due to a $5.4 million decrease in gain from the FENB acquisition.

Non-Interest Expense

Non-interest expense increased $4.7 million, or 7.7%, to $66.0 million in the third quarter of 2018 compared to $61.2 million in the same quarter a year ago. The increase in non-interest expense in the third quarter of 2018 was primarily due to a $2.6 million increase in salaries and employee benefits expense and a $5.4 million increase in amortization expense of investments in low income housing and alternative energy partnerships offset by a $3.1 million decrease in acquisition and integration costs, when compared to the same quarter a year ago. The efficiency ratio was 43.1% in the third quarter of 2018 compared to 41.9% for the same quarter a year ago.

Income Taxes

The effective tax rate for the third quarter of 2018 was 21.1% compared to 41.4% for the third quarter of 2017. The effective tax rate includes the reduction of the corporate tax rate from the enactment of the Tax Legislation, an alternative energy investment made in the second quarter and the impact of low income housing tax credits. Income tax expense for 2018 is expected to be reduced by $0.8 million in benefits from the distribution of restricted stock units and exercises of stock options.

Year-to-Date Statement of Operations Review

Net income for the nine months ended September 30, 2018, was $207.2 million, an increase of $57.1 million, or 38.1%, compared to net income of $150.1 million for the same period a year ago. Diluted earnings per share was $2.53 compared to $1.86 per share for the same period a year ago. The net interest margin for the nine months ended September 30, 2018, was 3.80% compared to 3.63% for the same period a year ago.

Return on average stockholders’ equity was 13.56% and return on average assets was 1.75% for the nine months ended September 30, 2018, compared to a return on average stockholders’ equity of 10.46% and a return on average assets of 1.39% for the same period a year ago. The efficiency ratio for the nine months ended September 30, 2018, was 43.05% compared to 43.71% for the same period a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the nine months ended September 30, 2018, and 2017. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Nine months ended September 30,
	2018			2017
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Total loans and leases (1)	$13,126,693	$478,128	4.87%	$11,668,814	$401,129	4.60%
Investment securities	1,357,818	21,212	2.09	1,297,789	14,817	1.53
Federal Home Loan Bank stock	18,975	1,079	7.60	22,345	1,317	7.88
Interest bearing deposits	281,883	3,667	1.74	359,580	3,140	1.17
Federal funds sold and securities purchased under agreements to resell	-	-	-	12,033	108	1.20
Total interest-earning assets	14,785,369	504,086	4.56	13,360,561	420,511	4.21
Non-interest earning assets:
Cash and due from banks	209,456			235,097
Other non-earning assets	996,466			965,906
Total non-interest earning assets	1,205,922			1,201,003
Less: Allowance for loan losses	(123,591)			(113,299)
Deferred loan fees	(3,117)			(4,531)
Total assets	$15,864,583			$14,443,734

Interest bearing liabilities:
Interest bearing demand accounts	$1,394,743	$2,003	0.19	$1,282,904	$1,639	0.17
Money market accounts	2,230,365	11,674	0.70	2,359,871	11,362	0.64
Savings accounts	807,402	1,216	0.20	817,540	1,244	0.20
Time deposits	5,833,807	56,593	1.30	4,840,293	33,429	0.92
Total interest-bearing deposits	10,266,317	71,486	0.93	9,300,608	47,674	0.69

Securities sold under agreements to repurchase	66,300	1,446	2.92	149,267	3,489	3.13
Other borrowings	287,771	4,231	1.97	177,372	2,366	1.78
Long-term debt	194,136	6,465	4.45	119,136	4,320	4.85
Total interest-bearing liabilities	10,814,524	83,628	1.03	9,746,383	57,849	0.79
Non-interest bearing liabilities:
Demand deposits	2,796,831			2,542,754
Other liabilities	210,391			236,332
Total equity	2,042,837			1,918,265
Total liabilities and equity	$15,864,583			$14,443,734
Net interest spread			3.53%			3.42%
Net interest income		$420,458			$362,662
Net interest margin			3.80%			3.63%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.

(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Nine months ended September 30,
	2018-2017
	Increase (Decrease) in
	Net Interest Income Due to:
(In thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	$52,138	$24,861	$76,999
Investment securities	714	5,681	6,395
Federal Home Loan Bank stock	(193)	(46)	(239)
Federal funds sold & securities purchased under agreements to resell	(54)	(54)	(108)
Deposits with other banks	(468)	995	527
Total changes in interest income	52,137	31,437	83,574

Interest-bearing liabilities:
Interest bearing demand accounts	150	213	363
Money market accounts	(391)	703	312
Savings accounts	(15)	(13)	(28)
Time deposits	7,796	15,368	23,164
Securities sold under agreements to repurchase	(1,823)	(220)	(2,043)
Other borrowed funds	1,602	263	1,865
Long-term debt	2,316	(171)	2,145
Total changes in interest expense	9,635	16,143	25,778
Changes in net interest income	$42,502	$15,294	$57,796

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Balance Sheet Review

Assets

Total assets were $16.5 billion as of September 30, 2018, an increase of $821.5 million, or 5.3%, from $15.6 billion as of December 31, 2017, primarily due to loan growth and increases in short-term investments.

Investment Securities

Investment securities represented 7.8% of total assets as of September 30, 2018, compared to 8.5% of total assets as of December 31, 2017. Securities available-for-sale were $1.3 billion as of September 30, 2018, compared to $1.3 billion as of December 31, 2017.

The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of debt securities available-for-sale as of September 30, 2018, and debt and equity investment securities as of December 31, 2017:

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Debt Securities Available-for-Sale
U.S. treasury securities	$199,488	$-	$114	$199,374
U.S. government agency entities	6,721	-	210	6,511
U.S. government sponsored entities	400,000	-	16,553	383,447
Mortgage-backed securities	648,532	130	22,023	626,639
Collateralized mortgage obligations	1,119	-	33	1,086
Corporate debt securities	64,983	1,020	-	66,003
Total	$1,320,843	$1,150	$38,933	$1,283,060

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$249,877	$-	$357	$249,520
U.S. government agency entities	9,047	11	70	8,988
U.S. government sponsored entities	400,000	-	9,664	390,336
State and municipal securities	1,944	-	30	1,914
Mortgage-backed securities	577,987	241	6,259	571,969
Collateralized mortgage obligations	1,533	-	17	1,516
Corporate debt securities	80,007	1,291	17	81,281
Mutual funds	6,500	-	270	6,230
Preferred stock of government sponsored entities	5,842	4,260	-	10,102
Other equity securities	3,608	8,162	-	11,770
Total	$1,336,345	$13,965	$16,684	$1,333,626

For additional information, see Note 7 to the Company’s unaudited condensed consolidated financial statements.

Investment securities having a carrying value of $33.1 million as of September 30, 2018, and $272.2 million as of December 31, 2017, were pledged to secure public deposits, other borrowings, treasury tax and loan and securities sold under agreements to repurchase.

Equity Securities

The adoption of ASU 2016-01 resulted in approximately $8.6 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018. For the nine months ended September 30, 2018, the Company recognized a net loss of $4.6 million due to the decrease in fair value of equity investments with readily determinable fair values. Equity securities were $23.5 million as of September 30, 2018, compared to $28.1 million as of December 31, 2017.

Loans

Gross loans, excluding loans held for sale, were $13.6 billion at September 30, 2018, an increase of $777.4 million, or 6.0%, from $12.9 billion at December 31, 2017. The increase was primarily due to increases of $507.1 million, or 16.6%, in residential mortgage loans, $212.8 million, or 8.6%, in commercial loans, and $97.6 million, or 1.5%, in commercial mortgage loans, which were partially offset by a decrease of $81.8 million, or 12.0%, in real estate construction loans. The loan balances and composition at September 30, 2018, compared to December 31, 2017 are presented below:

	September 30, 2018	% of Gross Loans	December 31, 2017	% of Gross Loans	% Change
Type of Loans	(Dollars in thousands)
Commercial loans	$2,674,089	19.6%	$2,461,266	19.1%	8.6%
Residential mortgage loans	3,569,111	26.2	3,062,050	23.8	16.6
Commercial mortgage loans	6,580,254	48.2	6,482,695	50.4	1.5
Equity lines	221,599	1.6	180,304	1.4	22.9
Real estate construction loans	597,018	4.4	678,805	5.3	(12.0)
Installment and other loans	5,575	0.0	5,170	0.0	7.8
Gross loans	$13,647,646	100%	$12,870,290	100%	6.0%

Allowance for loan losses	(123,457)		(123,279)		0.1
Unamortized deferred loan fees	(2,086)		(3,245)		(35.7)

Total loans, net	$13,522,103		$12,743,766		6.1%

Loans held for sale	$-		$8,000		(100.0%)

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

The ratio of non-performing assets, excluding non-accrual loans held for sale, to total assets was 0.4% at September 30, 2018, compared to 0.4% at December 31, 2017. Total non-performing assets decreased $396,000, or 0.7%, to $57.8 million at September 30, 2018, compared to $58.2 million at December 31, 2017, primarily due to a decrease of $6.4 million, or 13.1%, in non-accrual loans, and a decrease of $701,000, or 7.4%, in other real estate owned, offset by an increase of $6.7 million, or 100.0%, in accruing loans past due 90 days or more.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets was 0.42% as of September 30, 2018, compared to 0.45% as of December 31, 2017. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, decreased to 257.8% as of September 30, 2018, from 262.1% as of December 31, 2017.

The following table presents the changes in non-performing assets and troubled debt restructurings (“TDRs”) as of September 30, 2018, compared to December 31, 2017, and to September 30, 2017:

(Dollars in thousands)	September 30, 2018	December 31, 2017	% Change	September 30, 2017	% Change
Non-performing assets
Accruing loans past due 90 days or more	$6,681	$-	100	$3,900	71
Non-accrual loans:
Construction loans	4,922	8,185	(40)	14,267	(66)
Commercial mortgage loans	13,172	19,820	(34)	28,379	(54)
Commercial loans	17,118	14,296	20	15,942	7
Residential mortgage loans	7,199	6,486	11	6,763	6
Total non-accrual loans	$42,411	$48,787	(13)	$65,351	(35)
Total non-performing loans	49,092	48,787	1	69,251	(29)
Other real estate owned	8,741	9,442	(7)	18,115	(52)
Total non-performing assets	$57,833	$58,229	(1)	$87,366	(34)
Accruing troubled debt restructurings	$74,598	$68,565	9	$62,358	20
Non-accrual loans held for sale	$-	$8,000	(100)	$-	-

Allowance for loan losses	$123,457	$123,279	0	$121,535	2

Total gross loans outstanding, at period-end (1)	$13,647,646	$12,870,290	6	$12,597,434	8

Allowance for loan losses to non-performing loans, at period-end (2)	251.48%	252.69%		175.50%
Allowance for loan losses to gross loans, at period-end (1)	0.90%	0.96%		0.96%

(1) Excludes loans held for sale at period-end.

(2) Excludes non-accrual loans held for sale at period-end.

Non-accrual Loans

At September 30, 2018, total non-accrual loans were $42.4 million, a decrease of $6.4 million, or 13.1%, from $48.8 million at December 31, 2017, and a decrease of $23.0 million, or 35.1%, from $65.4 million at September 30, 2017. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	September 30, 2018		December 31, 2017
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$10,786	$8,219	$14,952	$7,575
Commercial real estate	13,992	-	19,540	-
Personal property (UCC)	514	8,900	-	6,721
Total	$25,292	$17,119	$34,492	$14,296

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	September 30, 2018		December 31, 2017
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$9,226	$-	$16,672	$-
Wholesale/Retail	9,322	11,716	11,429	7,743
Food/Restaurant	-	-	137	-
Import/Export	-	5,403	-	6,553
Other	6,744	-	6,254	-
Total	$25,292	$17,119	$34,492	$14,296

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency status of over 90 days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring (TDRs). Those loans with a balance less than our defined selection criteria, generally a loan amount less than $500,000, are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. We obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired. The appraisals are based on “as is” or bulk sale valuations. To ensure that appraised values remain current, we generally obtain an updated appraisal every twelve months from qualified independent appraisers. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs (which generally range between 3% to 6% of the fair value, depending on the size of the impaired loan), is charged off against the allowance for loan losses. Non-accrual impaired loans, including TDRs, are not returned to accrual status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due. TDRs are reviewed for continued impairment until they are no longer reported as TDRs.

As of September 30, 2018, recorded investment in impaired loans totaled $117.0 million and was comprised of non-accrual loans, excluding loans held for sale, of $42.4 million and accruing TDRs of $74.6 million. As of December 31, 2017, recorded investment in impaired loans totaled $117.4 million and was comprised of non-accrual loans, excluding loans held for sale, of $48.8 million and accruing TDRs of $68.6 million. For impaired loans, the amounts previously charged off represented 7.4% as of September 30, 2018, and 7.2% as of December 31, 2017, of the contractual balances for impaired loans. As of September 30, 2018, $25.3 million, or 59.6%, of the $42.4 million of non-accrual loans, excluding loans held for sale, was secured by real estate compared to $34.5 million, or 70.7%, of the $48.8 million of non-accrual loans, excluding loans held for sale, that was secured by real estate as of December 31, 2017. The Bank seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

As of September 30, 2018, $3.7 million of the $123.5 million allowance for loan losses was allocated for impaired loans and $119.8 million was allocated to the general allowance. As of December 31, 2017, $2.1 million of the $123.3 million allowance for loan losses was allocated for impaired loans and $121.1 million was allocated to the general allowance.

The allowance for loan losses to non-accrual loans increased to 291.1% as of September 30, 2018, from 252.7% as of December 31, 2017, primarily due to an increase in the non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	September 30, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$40,426	$38,556	$-	$43,483	$42,702	$-
Real estate construction loans	5,776	4,922	-	8,821	8,185	-
Commercial mortgage loans	34,276	26,912	-	37,825	31,029	-
Residential mortgage loans and equity lines	6,791	6,776	-	1,301	1,301	-
Subtotal	$87,269	$77,166	$-	$91,430	$83,217	$-
With allocated allowance
Commercial loans	$5,792	$5,715	$2,506	$891	$793	$43
Commercial mortgage loans	27,549	27,523	917	21,733	21,635	1,738
Residential mortgage loans and equity lines	7,670	6,605	281	13,022	11,708	353
Subtotal	$41,011	$39,843	$3,704	$35,646	$34,136	$2,134
Total impaired loans	$128,280	$117,009	$3,704	$127,076	$117,353	$2,134

Loan Interest Reserves

In accordance with customary banking practice, construction loans and land development loans are originated when interest on the loan is disbursed from pre-established interest reserves included in the total original loan commitment.  Our construction and land development loans generally include optional renewal terms after the maturity of the initial loan term.  New appraisals are obtained prior to extension or renewal of these loans in part to determine the appropriate interest reserve to be established for the new loan term.  Loans with interest reserves are underwritten to the same criteria, including loan to value and, if applicable, pro forma debt service coverage ratios, as loans without interest reserves.  Construction loans with interest reserves are monitored on a periodic basis to gauge progress towards completion.  Interest reserves are frozen if it is determined that additional draws would result in a loan to value ratio that exceeds policy maximums based on collateral property type.  Our policy limits on loan to value ratios are consistent with supervisory limits and range from 65% in the case of land to 85% in the case of one to four family residential construction projects.

As of September 30, 2018, construction loans of $543.1 million were disbursed with pre-established interest reserves of $73.0 million compared to $545.0 million of such loans disbursed with pre-established interest reserves of $72.3 million at December 31, 2017.  The balance for construction loans with interest reserves that have been extended was $89.8 million with pre-established interest reserves of $3.0 million at September 30, 2018, compared to $62.1 million with pre-established interest reserves of $2.0 million at December 31, 2017.  Land loans of $23.0 million were disbursed with pre-established interest reserves of $850,000 at September 30, 2018, compared to $32.7 million of land loans disbursed with pre-established interest reserves of $1.3 million at December 31, 2017.  The balance for land loans with interest reserves that have been extended was $5.5 million at September 30, 2018 with pre-established interest reserves of $30,000, compared to $6.9 million in land loans with pre-established interest reserves of $221,000 at December 31, 2017.

At September 30, 2018 and December 31, 2017, the Bank had no loans on non-accrual status with available interest reserves.  At September 30, 2018, $4.9 million of non-accrual non-residential construction loans had been originated with pre-established interest reserves.  At December 31, 2017, $8.2 million of non-accrual non-residential construction loans and $8.0 million of non-accrual land loans had been originated with pre-established interest reserves.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; Las Vegas, Nevada; and Hong Kong. The Company has no specific industry concentration. The Company’s loans generally are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of September 30, 2018, or as of December 31, 2017.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. Total loans for construction, land development, and other land represented 34% of the Bank’s total risk-based capital as of September 30, 2018, and 41% as of December 31, 2017. Total CRE loans represented 271% of total risk-based capital as of September 30, 2018, and 293% as of December 31, 2017 and were below the Bank’s internal limit for CRE loans of 400% of total capital at both dates.

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

The allowance for loan losses was $123.5 million and the allowance for off-balance sheet unfunded credit commitments was $3.1 million at September 30, 2018, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded credit commitments. The $123.5 million allowance for loan losses at September 30, 2018, decreased $178,000, or 0.1%, from $123.3 million at December 31, 2017. The allowance for loan losses represented 0.90% of period-end gross loans, excluding loans held for sale, and 251.5% of non-performing loans at September 30, 2018. The comparable ratios were 0.96% of period-end gross loans, excluding loans held for sale, and 252.7% of non-performing loans at December 31, 2017.

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Allowance for loan losses
Balance at beginning of period	$121,899	$115,809	$123,279	$118,966
Reversal for credit losses	(1,500)	-	(4,500)	(2,500)
Charge-offs :
Commercial loans	(122)	(80)	(629)	(1,810)
Real estate loans	-	(305)	(390)	(860)
Total charge-offs	(122)	(385)	(1,019)	(2,670)
Recoveries:
Commercial loans	187	575	1,250	1,401
Construction loans	44	47	132	143
Real estate loans	2,949	5,489	4,315	6,195
Total recoveries	3,180	6,111	5,697	7,739

Balance at end of period	$123,457	$121,535	$123,457	$121,535
Reserve for off-balance sheet credit commitments
Balance at beginning of period	$3,088	$4,513	$4,588	$3,224
Provision for credit losses	-	(259)	(1,500)	1,030
Balance at end of period	$3,088	$4,254	$3,088	$4,254

Average loans outstanding during the period (1)	$13,434,018	$12,317,721	$13,126,693	$11,668,814
Total gross loans outstanding, at period-end (1)	$13,647,646	$12,597,434	$13,647,646	$12,597,434
Total non-performing loans, at period-end (2)	$49,092	$69,251	$49,092	$69,251
Ratio of net (recoveries)/charge-offs to average loans outstanding during the period (1)	(0.09%)	(0.18%)	(0.05%)	(0.06%)
Provision for credit losses to average loans outstanding during the period (1)	(0.04%)	(0.01%)	(0.06%)	(0.02%)
Allowance for credit losses to non-performing loans, at period-end (2)	257.77%	181.64%	257.77%	181.64%
Allowance for credit losses to gross loans, at period-end (1)	0.93%	1.00%	0.93%	1.00%

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	September 30, 2018		December 31, 2017
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
Type of Loan:	(Dollars in thousands)
Commercial loans	$56,514	18.9%	$49,796	19.1%
Residential mortgage loans (1)	12,909	26.4	11,013	24.5
Commercial mortgage loans	32,782	50.0	37,610	51.2
Real estate construction loans	21,226	4.7	24,838	5.2
Installment and other loans	26	0.0	22	0.0
Total	$123,457	100%	$123,279	100%

(1)	Residential mortgage loans includes equity lines.

The allowance allocated to commercial loans increased $6.7 million, or 13.5%, to $56.5 million at September 30, 2018, from $49.8 million at December 31, 2017. The increase is a result of the continued trade instability and pending tariffs between the U.S. and China and an increase in volume and non-accrual and past due commercial loans year to date.

The allowance allocated for residential mortgage loans increased by $1.9 million, or 17.2%, to $12.9 million as of September 30, 2018, from $11.0 million at December 31, 2017 primarily due to the increase in volume.

The allowance allocated to commercial mortgage loans decreased $4.8 million, or 12.8%, to $32.8 million at September 30, 2018, from $37.6 million at December 31, 2017 as a result of the $85.5 million decrease in substandard loans, decrease in non-accrual and past due loans and net recoveries year to date.

The allowance allocated to real estate construction loans decreased $3.6 million, or 14.5%, to $21.2 million at September 30, 2018 from $24.8 million at December 31, 2017. The decrease is due primarily to the decrease in loans outstanding and a reduction in non-accrual and past due loans year to date.

Deposits

Total deposits were $13.6 billion at September 30, 2018, an increase of $891 million, or 7.0%, from $12.7 billion at December 31, 2017. The following table displays the deposit mix as of the dates indicated:

	September 30, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Deposits
Non-interest-bearing demand deposits	$2,957,881	21.8%	$2,783,127	21.9%
Interest bearing demand deposits	1,409,463	10.4	1,410,519	11.1
Money market deposits	2,134,097	15.7	2,248,271	17.7
Savings deposits	747,814	5.5	857,199	6.8
Time deposits	6,331,823	46.6	5,390,777	42.5
Total deposits	$13,581,078	100.0%	$12,689,893	100.0%

The following table shows the maturity distribution of time deposits as of September 30, 2018:

	At September 30, 2018
	Time Deposits -under $100,000	Time Deposits -$100,000 and over	Total Time Deposits
	(In thousands)
Less than three months	$182,247	$934,668	$1,116,915
Three to six months	549,058	1,024,516	1,573,574
Six to twelve months	690,620	1,952,419	2,643,039
Over one year	233,421	764,874	998,295
Total	$1,655,346	$4,676,477	$6,331,823

Percent of total deposits	12.2%	34.4%	46.6%

Borrowings

Borrowings include federal funds purchased, funds obtained as advances from the FHLB of San Francisco, and borrowings from other financial institutions.

Borrowing from the FHLB. As of September 30, 2018, over-night borrowings from the FHLB were $240 million at a rate of 2.33% compared to $325 million at a rate of 1.41% as of December 31, 2017. As of September 30, 2018, the advances from the FHLB were $75 million at a rate of 1.99% compared to $105 million at a rate of 1.41% as of December 31, 2017. As of September 30, 2018, FHLB advances of $5 million will mature in October 2018, $50 million in December 2019, and $20 million in May 2023.

Other Borrowing. Pursuant to the Stock Purchase Agreement with Bank SinoPac Co. Ltd, $35.2 million of the purchase price was held back at a floating rate of three-month LIBOR rate plus 150 basis points and 50%, 30%, and 20% will be disbursed annually over three years on the anniversary dates, respectively. As of September 30, 2018, the outstanding balance was $18.3 million with a rate of 3.39% compared to $35.2 million at December 31, 2017.

Long-term Debt. On October 12, 2017, the Bank entered into a term loan agreement of $75.0 million with U.S. Bank. The loan has a floating rate of one-month LIBOR plus 175 basis points. As of September 30, 2018, the term loan has an interest rate of 3.875% compared to 3.125% at December 31, 2017. The principal amount of the long-term debt from U.S. Bank is due and payable in consecutive quarterly installments of $4.7 million each on the last day of each calendar quarter commencing December 31, 2018, with the final installment due and payable on October 12, 2020. We used the U.S. Bank loan proceeds to fund a portion of our acquisition of SinoPac Bancorp.

At September 30, 2018, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 4.52%, compared to $119.1 million with a weighted average rate of 3.78% at December 31, 2017. The Junior Subordinated Notes have a stated maturity term of 30 years. As of September 30, 2018, and December 31, 2017, the Company’s assets exceeded the $15 billion threshold and, as a result, the Junior Subordinated Notes no longer qualify as Tier 1 capital for regulatory reporting purposes. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of September 30, 2018. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)

Contractual obligations:
Deposits with stated maturity dates	$5,333,528	$960,308	$37,976	$11	$6,331,823
Advances from the Federal Home Loan Bank	245,000	50,000	20,000	-	315,000
Other borrowings	10,548	7,705	-	17,332	35,585
Long-term debt	18,750	56,250	-	119,136	194,136
Operating leases	8,470	11,692	8,551	5,816	34,529
Total contractual obligations and other commitments	$5,616,296	$1,085,955	$66,527	$142,295	$6,911,073

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

Capital Resources

Total equity was $2.12 billion as of September 30, 2018, an increase of $143.5 million, from $1.97 billion as of December 31, 2017, primarily due to net income of $207.2 million offset by common stock cash dividends of $58.5 million and decreases of other comprehensive income of $21.3 million due in part to the adoption of new accounting pronouncements in the first quarter of 2018.

The following table summarizes changes in total equity for the nine months ended September 30, 2018:

Nine months ended
(In thousands)	September 30, 2018
Net income	$207,237
Stock issued to directors	650
Stock options exercised and RSUs distributed	838
Proceeds from shares issued through the Dividend Reinvestment Plan	1,982
Shares withheld related to net share settlement of RSUs	(1,865)
Share-based compensation	5,326
Other comprehensive income	(21,272)
Retained earnings adjustments upon initial adoption of new pronouncements (1)	9,074
Cash dividends paid to common stockholders	(58,498)
Net increase in total equity	$143,472

(1) These adjustments are a result of the adoption of ASU 2016-01 and 2018-2, effective as of January 1, 2018.

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements under Basel III rules that became effective January 1, 2015, with transitional provisions as of September 30, 2018. In addition, the capital ratios of the Bank place it in the “well capitalized” category, which is defined as institutions with a common equity tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%.

The following table presents Bancorp’s and the Bank’s capital and leverage ratios as of September 30, 2018, and December 31, 2017:

	Cathay General Bancorp				Cathay Bank
	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Common equity Tier 1 capital (to risk-weighted assets)	$1,737,774	12.81	$1,572,025	12.19	$1,869,674	13.81	$1,734,719	13.46
Common equity Tier 1 capital minimum requirement	610,239	4.50	580,552	4.50	609,308	4.50	579,921	4.50
Excess	$1,127,535	8.31	$991,473	7.69	$1,260,366	9.31	$1,154,798	8.96

Tier 1 capital (to risk-weighted assets)	$1,737,774	12.81	$1,572,025	12.19	$1,869,674	13.81	$1,734,719	13.46
Tier 1 capital minimum requirement	813,652	6.00	774,070	6.00	812,411	6.00	773,229	6.00
Excess	$924,122	6.81	$797,955	6.19	$1,057,263	7.81	$961,490	7.46

Total capital (to risk-weighted assets)	$1,979,819	14.60	$1,820,860	14.11	$1,996,219	14.74	$1,862,806	14.45
Total capital minimum requirement	1,084,870	8.00	1,032,093	8.00	1,083,215	8.00	1,030,971	8.00
Excess	$894,949	6.60	$788,767	6.11	$913,004	6.74	$831,835	6.45

Tier 1 capital (to average assets) – Leverage ratio	$1,737,774	11.03	$1,572,025	10.35	$1,869,674	11.88	$1,734,719	11.82
Minimum leverage requirement	630,229	4.00	607,349	4.00	629,371	4.00	586,959	4.00
Excess	$1,107,545	7.03	$964,676	6.35	$1,240,303	7.88	$1,147,760	7.82

Risk-weighted assets	$13,560,870		$12,901,161		$13,540,185		$12,887,142
Total average assets (1)	$15,755,724		$15,183,720		$15,734,283		$14,673,981

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

The Company declared a cash dividend of $0.24 per share on 81,380,559 shares outstanding on September 4, 2018, for distribution to holders of our common stock on September 14, 2018, $0.24 per share on 81,240,446 shares outstanding on June 1, 2018, for distribution to holders of our common stock on June 11, 2018, and $0.24 per share on 81,126,888 shares outstanding on March 1, 2018, for distribution to holders of our common stock on March 12, 2018. The Company paid total cash dividends of $58.5 million during the first nine months of 2018.

Financial Derivatives

It is the policy of the Company not to speculate on the future direction of interest rates. However, the Company enters into financial derivatives to seek to mitigate exposure to interest rate risks related to our interest-earning assets and interest-bearing liabilities. We believe that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in the Company’s assets or liabilities and against risk in specific transactions. In such instances, the Company may enter into interest rate swap contracts or other types of financial derivatives. Prior to considering any hedging activities, we seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges must be approved by the Bank’s Investment Committee.

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

In May 2014, the Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 2.35% as of September 30, 2018. As of September 30, 2018, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized gain of $1.9 million, net of taxes, was included in other comprehensive income compared to unrealized loss of $2.3 million at September 30, 2017. The amount of periodic net settlement of interest rate swaps included in interest expense was $83,000 for the three months ended September 30, 2018, compared to $407,000 for the same quarter a year ago. For the nine months ended September 30, 2018, the periodic net settlement of interest rate swaps included in interest expense was $480,000 compared to $1.3 million for the same period in 2017. As of September 30, 2018, and 2017, the ineffective portion of these interest rates swaps was not significant.

As of September 30, 2018, the Bank’s outstanding interest rate swap contracts had a notional amount of $637.7 million for various terms from two to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.71% and receives a variable rate of the one-month LIBOR rate plus a weighted average spread of 266 basis points, or at a weighted average rate of 4.78%. As of September 30, 2018, and September 30, 2017, the notional amount of fair value interest rate swaps was $637.7 million and $510.6 million with net unrealized gains of $15.7 million and $1.9 million, respectively, included in other non-interest income. The amount of periodic net settlement of interest rate swaps increasing interest income was $96,000 for the three months ended September 30, 2018, compared to a decrease of $514,000 for the same quarter a year ago. The amount of periodic net settlement of interest rate swaps decreasing interest income was $132,000 for the nine months ended September 30, 2018, compared to $1.9 million for the same period a year ago. As of September 30, 2018, and 2017, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. There was no cash posted as collateral by the Bancorp related to derivative contracts as of September 30, 2018 compared to $4.5 million as of December 31, 2017.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheet. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At September 30, 2018, the notional amount of option contracts totaled $1.6 million with a net negative fair value of $4,000. At September 30, 2018, spot, forward, and swap contracts in the total notional amount of $53.4 million had a positive fair value of $400,000. Spot, forward, and swap contracts in the total notional amount of $117.6 million had a negative fair value of $1.6 million at September 30, 2018. At December 31, 2017, the notional amount of option contracts totaled $1.0 million with a net negative fair value of $9,000. At December 31, 2017, spot, forward, and swap contracts in the total notional amount of $108.5 million had a positive fair value of $1.8 million. Spot, forward, and swap contracts in the total notional amount of $32.1 million had a negative fair value of $453,000 at December 31, 2017.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of September 30, 2018, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 12.8% compared to 12.1% as of December 31, 2017.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At September 30, 2018, the Bank had an approved credit line with the FHLB of San Francisco totaling $4.0 billion. Total advances from the FHLB of San Francisco were $315.0 million and standby letter of credits issued by FHLB on the Company’s behalf were $216.2 million as of September 30, 2018. These borrowings bear fixed rates and are secured by loans. See Note 9 to the Consolidated Financial Statements. At September 30, 2018, the Bank pledged $20.6 million of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $17.7 million from the Federal Reserve Bank Discount Window at September 30, 2018.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At September 30, 2018, investment securities totaled $1.3 billion, with $33.1 million pledged as collateral for borrowings and other commitments. The remaining $1.2 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 84% of our time deposits mature within one year or less as of September 30, 2018. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $94.8 million during the first nine months of 2018 and $208.2 million during 2017.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use a net interest income simulation model to measure the extent of the differences in the behavior of the lending and funding rates to changing interest rates, to project future earnings or market values under alternative interest rate scenarios. Interest rate risk arises primarily through our traditional business activities of extending loans and accepting deposits. Many factors, including economic and financial conditions, movements in interest rates, and consumer preferences affect the spread between interest earned on assets and interest paid on liabilities. The net interest income simulation model is designed to measure the volatility of net interest income and net portfolio value, defined as net present value of assets and liabilities, under immediate rising or falling interest rate scenarios in 100 basis point increments.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of September 30, 2018:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	10.4	3.1
+100	5.3	1.6
-100	-8.3	0.9
-200	-19.8	2.8

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents the net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1, 2018 - July 30, 2018)	0	$0	0	$7,543,008
Month #2 (August 1, 2018 - August 31, 2018)	0	$0	0	$7,543,008
Month #3 (September 1, 2018 - September 30, 2018)	0	$0	0	$7,543,008
Total	0	$0	0	$7,543,008

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

Date: November 8, 2018

/s/ Pin Tai
Pin Tai
Chief Executive Officer and
President

Date: November 8, 2018
/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and
Chief Financial Officer