Form 10-K
period 2018-12-31
CATHAY GENERAL BANCORP
filed 2019-03-04
CIK 861842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes ☑          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2018) was $3,106,077,221. This value is estimated solely for the purposes of this cover page. The market value of shares held by registrant’s directors, executive officers, and Employee Stock Ownership Plan have been excluded because they may be considered to be affiliates of the registrant.

As of February 15, 2019, the registrant had outstanding 80,478,248 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive proxy statement relating to Registrant’s 2019 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2018, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

CATHAY GENERAL BANCORP

2018 ANNUAL REPORT ON FORM 10-K

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

These and other factors are further described in this Annual Report on Form 10-K (at Item 1A in particular), the Bancorp’s other reports filed with the Securities and Exchange Commission (the “SEC”) and other filings the Bancorp’s makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak to the date of this report. We have no intention and undertake no obligation to update any forward-looking statement or to publicly announce any revision of any forward-looking statement to reflect future developments or events, except as required by law.

PART I

Item 1.	Business.

Business of Bancorp

Overview

Cathay General Bancorp (the “Bancorp” on a parent-only basis, and the “Company,” “we” or “our” on a consolidated basis) is a corporation that was organized in 1990 under the laws of the State of Delaware. The Bancorp is the holding company of Cathay Bank, a California state-chartered commercial bank (“Cathay Bank” or the “Bank”), nine limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, GBC Venture Capital, Inc., and Asia Realty Corp. The Bancorp also own 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. Our principal place of business is located at 777 North Broadway, Los Angeles, California 90012, and our telephone number at that location is (213) 625-4700. Certain of our administrative offices are located at 9650 Flair Drive, El Monte, California 91731. Our common stock is traded on the NASDAQ Global Select Market, and our trading symbol is “CATY”.

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

Subsidiaries of Bancorp

In addition to its wholly-owned bank subsidiary, the Bancorp has the following subsidiaries:

Cathay Capital Trust I, Cathay Statutory Trust I, Cathay Capital Trust II, Cathay Capital Trust III and Cathay Capital Trust IV. The Bancorp established Cathay Capital Trust I in June 2003, Cathay Statutory Trust I in September 2003, Cathay Capital Trust II in December 2003, Cathay Capital Trust III in March 2007, and Cathay Capital Trust IV in May 2007 (collectively, the “Trusts”) as wholly-owned subsidiaries. The Trusts are statutory business trusts. The Trusts issued capital securities representing undivided preferred beneficial interests in the assets of the Trusts. The Trusts exist for the purpose of issuing the capital securities and investing the proceeds thereof, together with proceeds from the purchase of the common securities of the Trusts by the Bancorp, in a certain series of securities issued by us, with similar terms to the relevant series of securities issued by each of the Trusts, which we refer to as “Junior Subordinated Notes.” The Bancorp guarantees, on a limited basis, payments of distributions on the capital securities of the Trusts and payments on redemption of the capital securities of the Trusts. The Bancorp is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining capital. Because the Bancorp is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in our Consolidated Financial Statements.

GBC Venture Capital, Inc. The business purpose of GBC Venture Capital, Inc. is to hold equity interests (such as options or warrants) received as part of business relationships and to make equity investments in companies and limited partnerships subject to applicable regulatory restrictions.

Asia Realty Corp. Asia Realty Corp. was incorporated in January 2013 for the purpose of holding other real estate owned and became a subsidiary of the Bancorp as a result of the acquisition of Asia Bancshares. Asia Realty Corp. owned one foreclosed property with a carrying value of $3.0 million at December 31, 2018.

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

The Bank’s head office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. As of December 31, 2018, the Bank has branch offices in Southern California (26 branches), Northern California (14 branches), New York (11 branches), Washington (four branches), Illinois (three branches), Texas (two branches), Maryland (one branch), Massachusetts (one branch), Nevada (one branch), New Jersey (one branch), and Hong Kong (one branch) and a representative office in Beijing, in Shanghai, and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the FDIC. Each branch has loan approval rights subject to the branch manager’s authorized lending limits. Current activities of the Beijing, Shanghai, and Taipei representative offices are limited to coordinating the transportation of documents to the Bank’s head office and performing liaison services.

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

As a commercial bank, the Bank accepts checking, savings, and time deposits, and makes commercial, real estate, personal, home improvement, automobile, and other installment and term loans. From time to time, the Bank invests available funds in other interest-earning assets, such as U.S. Treasury securities, U.S. government agency securities, state and municipal securities, mortgage-backed securities, asset-backed securities, corporate bonds, and other security investments. The Bank also provides letters of credit, wire transfers, forward currency spot and forward contracts, traveler’s checks, safe deposit, night deposit, Social Security payment deposit, collection, bank-by-mail, drive-up and walk-up windows, automatic teller machines (“ATM”), Internet banking services, and other customary banking services.

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

Through its Cathay Wealth Management business unit, the Bank provides its customers the ability to trade securities online and to purchase mutual funds, annuities, equities, bonds, and short-term money market instruments.  As of December 31, 2018, all securities and insurance products provided by Cathay Wealth Management are offered by, and all financial consultants are registered with, Cetera Financial Services, a registered securities broker/dealer and licensed insurance agency and member of the Financial Industry Regulatory Authority and Security Investor Protection Corporation. Cetera Financial Services and Cathay Bank are independent entities. The securities and insurance products offered by Cetera Financial Services are not insured by the FDIC.

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

Asset Quality

The Bank’s lending and credit policies require management to regularly review the Bank’s loan portfolio so that the Bank can monitor the quality of its assets. If during the ordinary course of business, management becomes aware that a borrower may not be able to meet the contractual payment obligations under a loan, then such policies require that the loan be supervised more closely with consideration given to, among other things, placing the loan on non-accrual status, requiring additional allowance for loan losses, and (if appropriate) charging-off a part or all of the loan.

Under the Bank’s current policies, a loan will generally be placed on a non-accrual status if interest or principal is past due 90 days or more, or in cases where management deems the full collection of principal and interest unlikely. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed and charged against current income, and subsequent payments received are generally first applied towards the outstanding principal balance of the loan. Depending on the circumstances, management may elect to continue the accrual of interest on certain past due loans if partial payment is received or the loan is well-collateralized, and in the process of collection. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. A non-accrual loan may also be returned to accrual status if all principal and interest contractually due are reasonably assured of repayment within a reasonable period and there has been a sustained period of payment performance, generally six months.

Information concerning non-performing loans, restructured loans, allowance for credit losses, loans charged-off, loan recoveries, and other real estate owned is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 5 to the Consolidated Financial Statements.

Deposits

The Bank offers a variety of deposit products in order to meet its customers’ needs. As of December 31, 2018, the Bank offered passbook accounts, checking accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, and public funds deposits. These products are priced generally to promote growth of deposits in a safe and sound manner.

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

Expansion

We have engaged in expansion through acquisitions, and may explore from time to time additional opportunities to acquire financial institutions and other financial services-related businesses and to enter into strategic alliances to expand the scope of our services and our customer base, diversify our market area and asset base and enhance our profitability.

In July 2017, we purchased from Bank SinoPac Co. Ltd. all of the issued and outstanding share capital of SinoPac Bancorp, the parent of Far East National Bank (“FENB”), for an aggregate purchase price of $351.6 million plus additional post closing payments based on the realization of certain assets of FENB. We issued 926,192 shares of common stock as consideration and the remainder of the consideration is payable in cash. SinoPac Bancorp was merged with and into Cathay General Bancorp on July 17, 2017 and subsequently, on October 27, 2017, FENB was merged into Cathay Bank. At the date of acquisition, the total value of assets purchased was $1.2 billion including total gross loans of $705.8 million, investments of $107.9 million, and core deposit intangibles of $6.1 million. The total value of deposits purchased was $813.9 million. The acquisition allowed us to expand the number of our branches in California and resulted in a gain of approximately $5.6 million.

Subsidiaries of Cathay Bank

Cathay New Asia Community Development Corporation (“CNACDC”) was formed in October 2006 for the purpose of assuming New Asia Bank’s pre-existing New Markets Tax Credit activities in the greater Chicago area by providing or facilitating the availability of capital to businesses and real estate developers working to renovate these neighborhoods.

Cathay Holdings LLC (“CHLLC”) was incorporated in December 2007. The purpose of this subsidiary is to hold other real estate owned in the state of Texas that was transferred from the Bank. As of December 31, 2018, CHLLC owned properties with a carrying value of $930,000.

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

Employees

As of December 31, 2018, the Bank and its subsidiaries employed approximately 1,277 persons, including 623 banking officers. None of the employees are represented by a union. We believe that our employer-employee relations are good.

Executive Officers of the Registrant

The table below sets forth the names, ages, and positions at the Bancorp and the Bank of all executive officers of the Company as of February 15, 2019.

Name	Age	Present Position and Principal Occupation During the Past Five Years

Dunson K. Cheng	74

Executive Chairman of the Boards of Directors of the Bancorp and the Bank since October 2016; Director of the Bancorp since 1990; Director of the Bank since 1982; Chairman of the Boards of Directors of the Bancorp and the Bank from 1994 to September 2016; President of the Bank from 1985 to March 2015; President and Chief Executive Officer of the Bancorp from 1990 to September 2016.

Pin Tai	64

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

Irwin Wong	70

Chief Administrative Officer of the Bank since February 2019, Senior Executive Vice President since 2014; Chief Operating Officer of the Bank from 2015 to January 2019; Chief Retail Administration and Regulatory Affairs Officer of the Bank from 2014 to 2015; Executive Vice President and Chief Risk Officer of the Bank from 2011 to 2013; Executive Vice President-Branch Administration of the Bank from 1999 to 2011.

Heng W. Chen	66	Executive Vice President, Chief Financial Officer, and Treasurer of the Bancorp since 2003; Executive Vice President of the Bank since 2003; Chief Financial Officer of the Bank since 2004.

Mark H. Lee	56

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

Kim R. Bingham	62	Chief Risk Officer of the Bank since 2014; Executive Vice President of the Bank since 2004; Chief Credit Officer of the Bank from 2004 to 2013.

Chang M. Liu	52

Chief Operating Officer of the Bank since February 2019; Executive Vice President of the Bank since May 2016; Chief Lending Officer of the Bank from May 2016 to January 2019; Senior Vice President and Deputy Chief Lending Officer of the Bank from April 2015 to March 2016; Senior Vice President and Assistant Chief Lending Officer of the Bank from March 2014 to March 2015; Chief Lending Officer at Banc of California (formerly known as Pacific Trust Bank) from 2011 to March 2014

Lisa L. Kim	54

Executive Vice President of Bancorp and Bank since April 2018; General Counsel and Secretary of Bancorp and Bank since September 2014; Senior Vice President of Bancorp and Bank from September 2014 to April 2018; Senior Vice President and Deputy General Counsel of BBCN Bank and BBCN Bancorp, Inc. from January 2014 to September 2014; Senior Vice President and General Counsel of Hanmi Bank and Hanmi Financial Corporation from 2011 to 2013.

Available Information

We invite you to visit our website at www.cathaygeneralbancorp.com, to access free of charge the Bancorp's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The content of our website is not incorporated into and is not part of this Annual Report on Form 10-K. In addition, you can write to us to obtain a free copy of any of those reports at Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attn: Investor Relations. These reports are also available through the SEC’s Public Reference Room, located at 100 F Street NE, Washington, DC 20549 and online at the SEC’s website, located at www.sec.gov. Investors can obtain information about the operation of the SEC’s Public Reference Room by calling 1-800-SEC-0330.

Regulation and Supervision

General

The Bancorp and its bank and non-bank subsidiaries are subject to extensive regulation under federal and state statutes and regulations that, among other things, may affect our cost of doing business and financial performance, limit permissible activities and expansion or impact the competitive balance between us and other financial services providers. These statutes and regulations are intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and secondarily for the stability of the U.S. banking system and are not intended for the benefit of stockholders of financial institutions.

The following discussion of certain statutes and regulations to which the Bancorp and the Bank are subject is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the full statutes and regulations.

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

The wide range of requirements and restrictions contained in federal and state banking laws include:

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

●

Limitations on dividends payable to Bancorp stockholders. The Bancorp’s ability to pay dividends is subject to legal and regulatory restrictions. A substantial portion of the Bancorp’s funds to pay dividends or to pay principal and interest on our debt obligations is derived from dividends paid by the Bank. (See “Dividends” below)

●

Limitations on dividends payable by bank subsidiaries. These dividends are subject to various legal and regulatory restrictions. The federal banking agencies have indicated that paying dividends that deplete a depositary institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. (See “Dividends” below)

●

Safety and soundness requirements. Banks must be operated in a safe and sound manner and meet standards applicable to internal controls, information systems, internal audit, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, as well as other operational and management standards. These safety and soundness requirements give bank regulatory agencies significant latitude in exercising their supervisory authority and the authority to initiate informal or formal enforcement actions.

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

●

Compliance with truth in lending and other consumer protection and disclosure laws to ensure equal access to credit and to protect consumers in credit transactions. (See “Operations, Consumer and Privacy Compliance Laws” below.)

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

The Bank operates branches and/or loan production offices in California, New York, Washington, Illinois, Texas, Maryland, Massachusetts, Nevada, and New Jersey. While the DBO remains the Bank’s primary state regulator, the Bank’s operations in these jurisdictions are subject to examination and supervision by local bank regulators, and transactions with customers in those jurisdictions are subject to local laws, including consumer protection laws. The Bank also operates a branch in Hong Kong and a representative office in Beijing, in Shanghai, and in Taipei. The operations of these foreign offices and branches (and limits on the scope of their activities) are subject to local law and regulatory authorities in addition to regulation and supervision by the DBO and the Federal Reserve.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act financial reform legislation, adopted in July 2010, significantly revised and expanded the rulemaking, supervisory and enforcement authority of the federal bank regulatory agencies by implementing the following changes, among others:

●

new capital standards that, among other things, increase capital requirements and eliminate the treatment of trust preferred securities as Tier 1 regulatory capital for bank holding companies with assets of $15 billion or more (our assets exceed the $15 billion threshold and, as a result, our outstanding junior subordinated notes no longer qualify as Tier 1 capital for regulatory reporting purposes);

●

restrictions on banking entities from engaging in proprietary trading, as well as having investments in, sponsoring, and maintaining relationships with hedge funds and private equity funds (commonly referred to as the “Volcker Rule”);

●

the establishment of the Consumer Financial Protection Bureau (“CFPB”) responsible for consumer protection in the financial services industry and to examine financial institutions with $10 billion or more in assets, such as the Company, for compliance with regulations promulgated by the CFPB;

●	additional risk management and other enhanced prudential standards for larger bank holding companies;

●	limitations on interchange fees charged for debit card transactions;

●	the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in coverage to $250,000;

●	the permissibility of paying interest on business checking accounts;

●	the removal of barriers to interstate branching;

●	required disclosure and shareholder advisory votes on executive compensation; and

●	the establishment of new minimum mortgage underwriting standards for residential mortgages.

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Growth Act”) was signed into law. Among other relief, the Growth Act:

●	raises the asset threshold for annual company-run stress tests required under the Dodd-Frank Act from $10 billion to $100 billion;

●

raises the enhanced prudential supervision threshold for bank holding companies from $50 billion to $250 billion in total consolidated assets and the asset threshold for risk committee requirements for publicly traded bank holding companies from $10 billion to $50 billion; and

●

implements other changes that may help reduce regulatory burden for the Company and other mid-sized financial institutions, such as (i) prohibiting federal banking regulators from imposing higher capital standards on High Volatility Commercial Real Estate exposures unless they are for acquisition, development or construction; (ii) requiring amendments to the Liquidity Coverage Ratio Rule to treat all qualifying investment-grade, liquid and readily-marketable municipal securities as level 2B liquid assets, making them potentially more attractive alternative investments; (iv) directing the CFPB to provide guidance on certain disclosure requirements for mortgage assumption transactions and construction-to-permanent home loans; and (iv) not require appraisals for certain transactions in rural areas valued at less than $400,000.

On December 18, 2018, the FDIC issued a notice of proposed rulemaking that would revise the FDIC’s requirements for stress testing by FDIC supervised institutions, such as the Bank, to conform with the Growth Act by raising the minimum threshold for applicability from $10 billion to $250 billion. Notwithstanding these amendments to the stress testing requirements, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process. Although we will continue to monitor our capital consistent with the safety and soundness expectations of the federal regulators, we expect to stop the Dodd-Frank Act-imposed stress testing as a result of the legislative and regulatory amendments.

Notwithstanding the regulatory relief provided for mid-size financial institutions such as the Company that has resulted from the Growth Act, many provisions of the Dodd-Frank Act and its implementing regulations remain in place and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, and results of operation. In addition to the Growth Act, various pending bills in Congress may offer some regulatory relief for mid-sized banking organizations of our size. We are uncertain about the scope, nature and timing of any regulatory relief, and its effect on us.

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

The following are among the requirements under the capital rules that became effective on January 1, 2015 (referred to herein as the “capital rules”):

•	An increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets.

•	A new category and a required 4.50% of risk-weighted assets ratio is established for “common equity Tier 1” as a subset of Tier 1 capital limited to common equity.

•	A minimum non-risk-based leverage ratio is set at 4.00% eliminating a 3.00% exception for higher rated banks.

•

Changes in the permitted composition of Tier 1 capital to exclude trust preferred securities (other than certain grandfathered trust preferred securities issued), mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities.

•

A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios (when fully phased in as of January 1, 2019) must be met to avoid limitations in the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The implementation of the capital conservation buffer requirements began on January 1, 2016 at 0.625% of risk-weighted assets, increasing each year by 0.625% until fully implemented in January 2019 at 2.50% of risk-weighted assets.

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

When fully phased-in on January 1, 2019, after taking into account the capital conservation buffer, the Bancorp and the Bank must maintain the following minimum ratios: (i) a Tier 1 leverage ratio of 4.0%, (ii) a common equity Tier 1 risk-based capital ratio of 4.5%, plus the capital conservation buffer, effectively resulting in a minimum common equity Tier 1 risk-based capital ratio of 7.0%, (iii) a Tier 1 risk-based capital ratio of 6.0%, plus the capital conservation buffer, effectively resulting in a minimum common equity Tier 1 risk-based capital ratio of 8.5%, and (iv) a total risk-based capital ratio of 8.0%, plus the capital conservation buffer, effectively resulting in a minimum total risk-based capital ratio of 10.5%. To be considered “well capitalized,” a bank holding company or bank must have the following minimum ratios: (i) a Tier 1 leverage ratio of 5.0%, (ii) a common equity Tier 1 risk-based capital ratio of 6.5%, (iii) a Tier 1 risk-based capital ratio of 8.0%, and (iv) a total risk-based capital ratio of 10.0%.

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

At December 31, 2018, (i) the Bancorp’s and the Bank’s common equity Tier 1 capital ratios were 12.43% and 13.66%, respectively; (ii) their total risk-based capital ratios were, respectively, 14.15% and 14.55%; (iii) their Tier 1 risk-based capital ratios were, respectively, 12.43% and 13.66%; and (iv) their leverage capital ratios were, respectively, 10.83% and 11.89%, all of which ratios exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes.

While the capital rules set higher regulatory capital standards for the Bancorp and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The federal banking agencies may also require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed “well-capitalized. The implementation of the capital rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Bancorp’s net income and return on equity, restrict the ability of the Bank and/or the Bancorp to pay dividends or executive bonuses and require the raising of additional capital.

As of December 31, 2018, the Bancorp and the Bank met all applicable capital requirements under the capital rules on a fully phased-in basis if such requirements were currently in effect.

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

Prompt Corrective Action Provisions

The Federal Deposit Insurance Act (the “FDI Act”) requires the federal bank regulatory agencies to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Depending on the bank’s capital ratios, the agencies’ regulations define five categories in which an insured depository institution will be placed: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank's activities, operational practices or the ability to pay dividends. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

The prompt corrective action standards were changed when the capital rules became effective on January 1, 2015. Under the new standards, in order to be considered well-capitalized, the Bank is required to have met the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

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

Except for divesting some investments aggregating less than $2.2 million as of December 31, 2018, we believe that the Volcker Rule will not require any material changes in our operations or business or security holdings.

CFPB Actions

The Dodd-Frank Act provided for the creation of the CFPB as an independent entity within the Federal Reserve with broad rulemaking, supervisory, and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks with $10 billion or more in assets, which are also subject to examination by the CFPB. As the Bank has more than $10 billion in assets, it is examined for compliance with CFPB regulation by the CFPB in addition to examinations of the Bank by the FDIC and the DBO.

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

Risk Committee Framework

Pursuant to Federal Reserve Board regulations promulgated under authority of the Dodd-Frank Act, as originally adopted, as a publicly traded bank holding company with $10 billion in assets, we were required and have established and maintained a risk committee responsible for enterprise-wide risk management practices, comprised of an independent chairman and at least one risk management expert. We expect to maintain our risk committee, although we are no longer required to have a risk committee under the Growth Act unless and until we reach $50 billion in assets. The risk committee approves and periodically reviews the risk-management policies of the bank holding company’s global operations and oversees the operations of its risk-management framework. The bank holding company’s risk-management framework must be commensurate with its structure, risk profile, complexity, activities and size. At a minimum, the framework must include policies and procedures establishing risk-management governance and providing for adequate risk-control infrastructure for the bank holding company’s operations. In addition, the framework must include processes and systems to monitor compliance with the foregoing policies and procedures, including processes and systems designed to identify and report risk-management risks and deficiencies; ensure effective implementation of actions to address emerging risks and risk-management deficiencies; designate managerial and staff responsibility for risk management; ensure the independence of the risk-management function; and integrate risk-management and associated controls with management goals and the management compensation structure.

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

Anti-Money Laundering and OFAC Regulations

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

Pursuant to the FDI Act and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or subsidiaries of bank holding companies. Further, pursuant to the GLB Act, California banks may conduct certain “financial” activities in a subsidiary to the same extent as a national bank, provided the bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. The Bank currently has no financial subsidiaries.

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

The federal and California regulatory structure subjects the Bancorp and the Bank to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, although not publicly available, can affect the conduct and growth of our businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. If, as a result of an examination, the DBO or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DBO and the FDIC have residual authority to:

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

In the exercise of their supervisory and examination authority, the regulatory agencies have recently emphasized corporate governance, stress testing, enterprise risk management and other board responsibilities; anti-money laundering compliance and enhanced high-risk customer due diligence; vendor management; cyber security and fair lending and other consumer compliance obligations.

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

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% (formerly 1.15%) by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to impose surcharges on institutions with assets in excess of $10 billion to offset the effect of the increase in the statutory minimum DRR to 1.35%. According to the FDIC, the DRR reached 1.36% of total deposits as of September 30, 2018, and, as a result, the surcharges have ceased.

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

The Bank is a legal entity that is separate and distinct from its holding company. The Bancorp is dependent on the performance of the Bank for funds which may be received as dividends from the Bank for use in the operation of the Bancorp and the ability of the Bancorp to pay dividends to stockholders. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. The capital rules restrict dividends by the Bank if the capital conservation buffer is not achieved.

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

The Equal Credit Opportunity Act (“ECOA”) generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age, receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act (“TILA”) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act (“FH Act”) regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Home Mortgage Disclosure Act (“HMDA”) grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

Finally, the Real Estate Settlement Procedures Act (“RESPA”) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other civil money penalties.

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

In May 2018, the European Union ("EU") adopted a comprehensive general data privacy regulation ("GDPR") that, among other things, implements greater review of data processing activities and higher fines and sanctions for non-compliance with data protection legislation. The GDPR also extends the territory of EU privacy rules to non-EU organizations that offer goods or services to or monitor EU citizen behaviors and sets forth compliance obligations and penalties for non-compliance. We believe the applicability of the GDPR to us is minimal since we do not offer good or services to EU residents or monitor their behaviors. Other foreign, federal, state or local governments, including in states and countries which we do business, may try to implement similar or other privacy legislation, which, among other effects, could result in different privacy standards for different geographical regions, restrict our ability to do business and increase our costs of doing business.

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

Securities and Corporate Governance

The Bancorp is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Global Select Market, the Company is subject to NASDAQ listing standards for listed companies. The Bancorp is also subject to the Sarbanes-Oxley Act of 2002, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other matters, required executive certification of financial presentations, corporate governance requirements for board audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow stockholders and investors to more easily and efficiently monitor the performance of companies and their directors. Under the Sarbanes-Oxley Act, management and the Bancorp’s independent registered public accounting firm are required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2018. These assessments are included in Part II — Item 9A — “Controls and Procedures.”

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

Pending Legislation and Future Initiatives

Certain pending legislation, and future initiatives that may be proposed or introduced before Congress, the California Legislature, and other governmental bodies, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions and may subject us to increased supervision and disclosure and reporting requirements. In addition, the various bank regulatory agencies often adopt new rules and regulations and policies to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulatory changes in policy may be enacted or the extent to which the business of the Bank would be affected thereby. The outcome of examinations, any litigation, or any investigations initiated by state or federal authorities also may result in necessary changes in our operations and increased compliance costs.

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

Our financial performance generally, and the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of the collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for the products and services we offer. In recent years there has been gradual improvement in the U.S. economy as evidenced by a rebound in the housing market, lower unemployment and higher equities markets; however, economic growth appears to be slowing, financial market volatility has increased and opinions vary on the strengthen and direction of the economy. Uncertainties also have arisen regarding changes to U.S. trade policies and tariffs and reactions to changes by U.S. trading partners. These changes and any other trade restrictions on products and materials that our customers import or export could cause the prices of their products to increase, which could reduce demand for such products, or reduce customer margins, and adversely impact their financial results and ability to service debt, which, in turn, could adversely affect our financial condition and results of operations. In addition, economic growth in international markets also appears to be slowing, particularly in China and Europe, which also may impact the economy and financial markets here in the United States. Factors related to inflation, recession, unemployment, volatile interest rates, changes in trade policies, international conflicts, real estate values, energy prices, state and local municipal budget deficits, consumer confidence level, government spending and any government shutdowns, the U.S. national debt and other factors outside of our control also may assert economic pressures on consumers and businesses and adversely affect our business, financial condition, results of operations and stock price. We may face the following risks, among others, in connection with these events:

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

Our banking operations are concentrated primarily in California, and secondarily in New York, Washington, Illinois, Texas, Maryland, Massachusetts, Nevada, New Jersey, and Hong Kong. The economic conditions in these local markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole. Adverse economic conditions in these regions in particular could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, decrease demand for our loans and other services and erode the value of loan collateral. These conditions include the effects of the general decline in real estate sales and prices in many markets across the United States; declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; state or local government insolvency or budget disputes; changes in taxes, trade policies and other government regulations and polices; or a combination of these or other factors. These conditions could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us, if at all, and could also cause a decline in demand for our products and services, or a lack of growth or a decrease in deposits, any of which may cause us to incur losses, adversely affect our capital, and hurt our business.

We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.

At December 31, 2018, our allowance for loan losses totaled $122.4 million and we had net recoveries of $3.6 million for 2018. Although economic conditions in the real estate market in portions of Los Angeles, San Diego, Riverside, and San Bernardino counties and the Central Valley of California where many of our commercial real estate and construction loan customers are based, have improved, the economic recovery in these areas of California is uneven and in some areas rather slow, with relatively high and persistent unemployment, and economic growth appears to have slowed. Moreover, rising interest rates may adversely affect real estate sales and the refinancing of existing real estate loans. As of December 31, 2018, we had approximately $7.3 billion in commercial real estate and construction loans. Any deterioration in the real estate market generally and in the commercial real estate and residential building segments in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income, and capital.

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

Additional requirements imposed by laws and regulations such as the Dodd-Frank Act could adversely affect us.

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

Under federal and state laws and regulations pertaining to the safety and soundness of financial institutions, the Federal Reserve Bank of San Francisco (the “FRB SF”) has authority over the Bancorp and separately the DBO and FDIC have authority over the Bank to compel or restrict certain actions if the Bancorp or the Bank should violate any laws or regulations, if its capital should fall below adequate capital standards as a result of operating losses, or if these regulators otherwise determine that the Bancorp or the Bank have engaged in unsafe or unsound practices, including failure to exercise proper risk oversight over the many areas of the Bancorp’s and the Bank’s operations. These regulators, as well as the CFPB, also have authority over the Bancorp’s and the Bank’s compliance with various statutes and consumer protection and other regulations. Among other matters, the corrective actions that may be required of the Bancorp or the Bank following the occurrence of any of the foregoing may include, but are not limited to, requiring the Bancorp and/or the Bank to enter into informal or formal enforcement orders, including board resolutions, memoranda of understanding, written agreements, supervisory letters, commitment letters, and consent or cease and desist orders to take corrective action and refrain from unsafe and unsound practices; removing officers and directors; restricting expansion activities; assessing civil monetary penalties; and taking possession of, closing and liquidating the Bank. If we are unable to meet the requirements of any corrective actions, we could become subject to supervisory action. The terms of any such supervisory action could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock.

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

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund ("DIF") at a specific level. Unfavorable economic conditions, increased bank failures and additional failures decreased the DIF. According to the FDIC, the DIF reserve ratio reached 1.36% of total deposits as of September 30, 2018, exceeding the statutorily required minimum reserved ratio of 1.35% ahead of the September 30, 2020 deadline imposed by the Dodd-Frank Act. The FDIC has, in addition, established a higher reserve ratio of 2% as a long term goal which goes beyond what is required by statute. There is no implementation deadline for the 2% ratio. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level. Any increase in the Bank's FDIC premiums could have an adverse effect on its financial condition and results of operations.

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

If the Company’s goodwill were determined to be impaired, it would result in a charge against earnings and thus a reduction in stockholders’ equity.

The Company tests goodwill for impairment on an annual basis, or more frequently, if necessary. Quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measuring impairment, when available. Other acceptable valuation methods include present value measurements based on multiples of earnings or revenues, or similar performance measures. If the Company were to determine that the carrying amount of the goodwill exceeded its implied fair value, the Company would be required to write down the value of the goodwill on the balance sheet, adversely affecting earnings as well as capital.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, FHLB advances and other borrowings, the sale of loans, the issuance of securities and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

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

The Consolidated Financial Statements and related financial data presented in this report have been prepared in accordance with accounting principles generally accepted in the United States. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation or deflation. The primary impact of inflation on our operations is reflected in increased operating costs. Conversely, deflation will tend to erode collateral values and diminish loan quality. Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

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

We primarily operate in California markets with a concentration of Chinese-American individuals and businesses; however, one of our strategies is to expand beyond California into other domestic markets that have concentrations of Chinese-American individuals and businesses. We currently have operations in eight other states (New York, Washington, Illinois, Texas, Maryland, Massachusetts, Nevada, and New Jersey) and in Hong Kong. In the course of this expansion, we will encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased expenses and operational difficulties arising from, among other things, our ability to attract sufficient business in new markets, to manage operations in noncontiguous market areas, to comply with all of the various local laws and regulations, and to anticipate events or differences in markets in which we have no current experience.

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

The real estate collateral securing our borrowers’ obligations is principally located in California, and to a lesser extent, in New York, Washington, Illinois, Texas, Maryland, Massachusetts, Nevada, and New Jersey. The value of such collateral depends upon conditions in the relevant real estate markets. These include general or local economic conditions and neighborhood characteristics, unemployment rates, real estate tax rates, the cost of operating the properties, governmental regulations and fiscal policies, acts of nature including earthquakes, floods, and hurricanes (which may result in uninsured losses), and other factors beyond our control. The direction of real estate sales and prices in many markets across the United States is not currently predictable and reductions in the value of our real estate collateral could cause us to have to foreclose on the real estate. If we are not able to realize a satisfactory amount upon foreclosure sales, we may have to own the properties, subjecting us to exposure to the risks and expenses associated with ownership. Any continued declines in real estate sales and prices coupled with any weakness in the economy and continued high unemployment will result in higher than expected loan delinquencies or problem assets, additional loan charge-offs and provisions for loan losses, a decline in demand for our products and services, or a lack of growth or a decrease in deposits, which may cause us to incur losses, adversely affect our capital, and hurt our business.

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

Our investments and/or financings in certain tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on our financial results.

We invest in and/or finance certain tax-advantaged projects promoting affordable housing and renewable energy sources. Our investments in these projects are designed to generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. We are subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, will fail to meet certain government compliance requirements and will not be able to be fully realized. The possible inability to realize these tax credits and other tax benefits can have a negative impact on our financial results. The risk of not being able to realize the tax credits and other tax benefits depends on many factors outside of our control, including changes in the applicable provisions of the tax code and the ability of the projects to be completed and properly managed.

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

We face substantial competition for deposits, loans, and for other banking services, as well as acquisitions, throughout our market area from the major banks and financial institutions that dominate the commercial banking industry. This may cause our cost of funds to exceed that of our competitors. These banks and financial institutions, including those with foreign ownership, may have greater resources than we do, including the ability to finance advertising campaigns and allocate their investment assets to regions of higher yield and demand and make acquisitions and invest in new banking technology. By virtue of their larger capital bases, our larger competitors have substantially greater lending limits than we do and perform certain functions, including trust services, which are not presently offered by us. We also compete for loans and deposits, as well as other banking services, such as payment services, with savings and loan associations, savings banks, brokerage houses, insurance companies, mortgage companies, credit unions, credit card companies and other financial and non-financial institutions and entities. These factors and ongoing consolidation among insured institutions in the financial services industry may materially and adversely affect our ability to market our products and services. Significant increases in the costs of monitoring and ensuring compliance with new banking regulations and the necessary costs of upgrading information technology and data processing capabilities can have a disproportionate impact on our ability to compete with larger institutions.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense and we believe there are a limited number of qualified persons with knowledge of, and experience in, the communities that we serve. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, customer service, administrative, marketing, and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives and certain other employees, including, but not limited to, our Chief Executive Officer, Pin Tai, and our Chief Financial Officer, Heng W. Chen.

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

In recent periods, there has been a rise in electronic fraudulent activity, security breaches, and cyber-attacks within the financial services industry, especially in the banking sector. Fraudulent activity can take many forms and has evolved and escalated as more tools for accessing financial services emerge. Some financial institutions have reported breaches of their websites and systems, some of which have involved sophisticated and targeted attacks intended to misappropriate sensitive or confidential information, destroy or corrupt data, disable or degrade service, disrupt operations or sabotage systems. These breaches can remain undetected for an extended period of time. Other examples include debit card/credit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, impersonation of our clients through the use of falsified or stolen credentials, employee fraud, information theft and other malfeasance. The secure maintenance and transmission of confidential information, as well as the secure execution of transactions over our systems, are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence. Increases in criminal activity levels and sophistication, advances in computer capabilities, and other developments could result in a compromise or breach of the technology, processes, and controls that we use to prevent fraudulent transactions or to protect data about us, our customers, and underlying transactions, as well as the technology used by our customers to access our systems. Cyber security risks may also occur with our third-party service providers, and may interfere with their ability to fulfill their contractual obligations to us, with attendant potential for financial loss or liability that could adversely affect our financial condition or results of operations. These risks will likely continue to increase in the future as we continue to increase our offerings of mobile services and other Internet or web-based products.

The occurrence of any failures, interruptions, fraudulent activities or breaches could damage our reputation, result in a loss of customers, cause us to incur additional costs (including remediation and cyber security protection costs), disrupt our operations, affect our ability to grow our online and mobile banking services, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and the value of our common stock.

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

       We are exposed to many types of operational risks, including liquidity risk, credit risk, market risk, interest rate risk, legal and compliance risk, strategic risk, information security risk, and reputational risk. We are also reliant upon our employees, and our operations are subject to the risk of fraud, theft or malfeasance by our employees, vendors and others. We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational and compliance systems, and internal control and management review processes. However, these systems and review processes and the judgments that accompany their application may not be effective and, as a result, we may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes, particularly in the event of the kinds of dislocations in market conditions experienced during the recession, which highlight the limitations inherent in using historical data to manage risk. If those systems and review processes prove to be ineffective in identifying and managing risks, our business, financial condition, results of operations and the value of our common stock could be materially and adversely affected. We may also suffer severe reputational damage.

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

Substantially all of the Bancorp’s cash flow comes from dividends that the Bank pays to us. Various statutory provisions restrict the amount of dividends that the Bank can pay to us without regulatory approval.

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

Our board of directors is authorized to issue preferred stock without any action on the part of the stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution, or winding up of our business and other terms. If we issue preferred stock in the future that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of the common stock could be adversely affected.

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

We may need to raise additional capital, which may dilute the interests of holders of our common stock or otherwise have an adverse effect on their investment.

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

The Company has not received written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued not less than 180 days before the end of its 2018 fiscal year and that remain unresolved.

Item 2.	Properties.

Cathay General Bancorp

As of the date of the filing of this annual report, the Bancorp neither owns nor leases any real or personal property. The Bancorp uses the premises, equipment, and furniture of the Bank at 777 North Broadway, Los Angeles, California 90012 and at 9650 Flair Drive, El Monte, California 91731, in exchange for payment of a management fee to the Bank.

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

The other branch and representative offices and other properties are leased by the Bank under leases with expiration dates ranging from January 2019 to February 2028, exclusive of renewal options. As of December 31, 2018, the Bank’s investment in premises and equipment totaled $103.2 million, net of accumulated depreciation. See Note 7 and Note 13 to the Consolidated Financial Statements.

Item 3.	Legal Proceedings.

See the information under section entitled “Litigation” in Note 13 to the Consolidated Financial Statements. That information is incorporated into this item by reference.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the symbol “CATY.” The closing price of our common stock on February 15, 2019, was $39.34 per share, as reported by the NASDAQ Global elect Market.

Holders

As of February 15, 2019, there were approximately 1,370 holders of record of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 in this report.

Performance Graph

The graph and accompanying information furnished below shows the cumulative total stockholder return over the past five years assuming the investment of $100 on December 31, 2013 (and the reinvestment of dividends thereafter) in each of our common stock, the SNL Western Bank Index and the S&P 500 Index. The SNL Western Bank Index is a market-weighted index comprised of publicly traded banks and bank holding companies (including the Company) most of which are based in California and the remainder of which are based in eight other western states, including Oregon, Washington, and Nevada. We will furnish, without charge, on the written request of any person who is a stockholder of record as of the record date for the 2019 annual meeting of stockholders, a list of the companies included in the SNL Western Bank Index. Requests for this information should be addressed to Lisa L. Kim, Secretary, Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012.

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

Total Return Performance
Cathay General Bancorp
S&P 500 Index
SNL Western Bank Index
Index Value
200
150
100
50
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

		Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Cathay General Bancorp	100.00	96.84	120.78	150.17	170.32	138.85
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
SNL Western Bank Index	100.00	120.01	124.35	137.85	153.70	121.69

Source:   S&P Global Market Intelligence © 2019

Unregistered Sales of Equity Securities

There were no sales of any equity securities by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

On February 1, 2016, the Board of Directors approved a stock repurchase program to buy back up to $45.0 million of Bancorp’s common stock. In 2016, the Company repurchased 1,380,578 shares for $37.5 million, or $27.13 per share under the February 2016 repurchase program. In October 2018, the Company repurchased 200,326 shares for $7.5 million, or $37.65 per share and completed its February 2016 repurchase program.

On October 26, 2018, the Board of Directors announced the approval of a new stock repurchase program to buy back up to $45.0 million of Bancorp’s common stock. In 2018, the Company repurchased 913,400 shares for $35.1 million, or $38.43 per share under the October 2018 repurchase program. As of December 31, 2018, the Company may repurchase up to $9.9 million of its common stock under the October 2018 repurchase program.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(October 1, 2018 - October 31, 2018)	320,326	$37.73	320,326	$40,457,984
(November 1, 2018 - November 30, 2018)	630,000	$38.76	630,000	$16,041,042
(December 1, 2018 - December 31, 2018)	163,400	$37.62	163,400	$9,894,495
Total	1,113,726	$38.29	1,113,726	$9,894,495

Item 6.	Selected Financial Data.

The following table presents our selected historical consolidated financial data and is derived in part from our audited Consolidated Financial Statements. The selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein and with Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Financial Data

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except share and per share data)
Income Statement
Interest income	$687,955	$576,151	$499,070	$453,706	$418,647
Interest expense	122,056	80,442	81,200	73,964	75,866
Net interest income before reversal for credit losses	565,899	495,709	417,870	379,742	342,781
Reversal for credit losses	(4,500)	(2,500)	(15,650)	(11,400)	(10,800)
Net interest income after reversal for credit losses	570,399	498,209	433,520	391,142	353,581

Net (losses)/gains from equity securities, net	(2,787)	-	-	-	-
Securities gains/(losses)	22	1,006	4,898	(3,349)	6,748
Other non-interest income	34,472	35,291	28,472	36,023	33,779
Non-interest expense	264,419	236,199	224,690	202,720	174,313

Income before income tax expense	337,687	298,307	242,200	221,096	219,795
Income tax expense	65,802	122,265	67,101	59,987	81,965
Net income attributable to common stockholders	$271,885	$176,042	$175,099	$161,109	$137,830
Net income attributable to common stockholders per common share
Basic	$3.35	$2.19	$2.21	$2.00	$1.73
Diluted	$3.33	$2.17	$2.19	$1.98	$1.72
Cash dividends paid per common share	$1.03	$0.87	$0.75	$0.56	$0.29
Weighted-average common shares
Basic	81,131,269	80,262,782	79,153,762	80,563,577	79,661,571
Diluted	81,607,346	81,004,550	79,929,262	81,294,796	80,106,895

Statement of Condition
Investment Securities	$1,242,509	$1,333,626	$1,314,345	$1,586,352	$1,318,935
Net loans (1)	13,871,832	12,743,766	11,077,315	10,016,227	8,740,268
Total assets	16,784,737	15,640,186	14,520,769	13,254,126	11,516,846
Deposits	13,702,340	12,689,893	11,674,726	10,509,087	8,783,460
Federal funds purchased and securities sold under agreements to repurchase	-	100,000	350,000	400,000	450,000
Advances from the Federal Home Loan Bank	530,000	430,000	350,000	275,000	425,000
Long-term debt	189,448	194,136	119,136	119,136	119,136
Total equity	2,121,866	1,973,304	1,828,539	1,747,778	1,602,888

Common Stock Data
Shares of common stock outstanding	80,501,948	80,893,379	79,610,277	80,806,116	79,814,553
Book value per common share	$26.36	$24.26	$22.80	$21.46	$20.00

Profitability Ratios
Return on average assets	1.70%	1.19%	1.31%	1.34%	1.26%
Return on average stockholders' equity	13.18	9.10	9.88	9.52	8.95
Dividend payout ratio	30.69	39.70	33.85	28.11	16.76
Average equity to average assets ratio	12.89	13.14	13.29	14.04	14.04
Efficiency ratio	44.25	44.40	49.79	49.15	45.48

(1)	Net loans represent gross loans net of loans held for sale, loan participations sold, allowance for loan losses, and unamortized deferred loan fees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion is intended to provide information to facilitate the understanding and assessment of the consolidated financial condition and results of operations of the Bancorp and its subsidiaries. It should be read in conjunction with the audited Consolidated Financial Statements and Notes appearing elsewhere in this Annual Report on Form 10-K.

The Bank offers a wide range of financial services. As of the filing date of this report, the Bank operates 26 branches in Southern California, 14 branches in Northern California, 11 branches in New York State, four branches in Washington State, three branches in Illinois, two branches in Texas, one branch in Maryland, Massachusetts, Nevada, and New Jersey, one branch in Hong Kong, and a representative office in Beijing, in Shanghai, and in Taipei. The Bank is a commercial bank, servicing primarily individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.

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

Management believes the following are critical accounting policies that require the most significant judgments and estimates used in the preparation of the Consolidated Financial Statements:

Allowance for Credit Losses

The determination of the amount of the provision for credit losses charged to operations reflects management’s current judgment about the credit quality of the loan portfolio and takes into consideration changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio and in the terms of loans, changes in the experience, ability, and depth of lending management, changes in the volume and severity of past due, non-accrual, and adversely classified or graded loans, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, the existence and effect of any concentrations of credit and the effect of competition, legal and regulatory requirements, and other external factors. The nature of the process by which we determine the appropriate allowance for loan losses requires the exercise of considerable judgment. The allowance is increased by the provision for loan losses and decreased by charge-offs when management believes the collectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses in future periods.

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

The Bank’s management allocates a specific allowance for “Impaired Credits,” in accordance with Accounting Standard Codification (“ASC”) Section 310-10-35. For non-Impaired Credits, a general allowance is established for those loans internally classified and risk graded Pass, Watch, Special Mention, or Substandard based on historical losses in the specific loan portfolio and a reserve based on environmental factors determined for that loan group. The level of the general allowance is established to provide coverage for management’s estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance. The allowance for credit losses is discussed in more detail in “Risk Elements of the Loan Portfolio — Allowance for Credit Losses” below. Management has reviewed the foregoing critical accounting policies and related disclosures with the Audit Committee of the Company’s Board of Directors.

Results of Operations

Overview

For the year ended December 31, 2018, we reported net income of $271.9 million, or $3.33 per diluted share, compared to net income of $176.0 million, or $2.17 per share, in 2017, and net income of $175.1 million, or $2.19 per share, in 2016. The $95.9 million increase in net income from 2017 to 2018 was primarily the result of increases in net interest income and other operating income and decreases in income taxes, partially offset by increases in amortization expense of investments in alternative energy partnerships, and in salaries and employee benefits. The return on average assets in 2018 was 1.70%, compared to 1.19% in 2017, and to 1.31% in 2016. The return on average stockholders’ equity was 13.18% in 2018, compared to 9.10% in 2017, and to 9.88% in 2016.

Highlights

●	Total loans increased for the year by $1.1 billion, or 8.5%, to $14.0 billion from $12.9 billion in 2017.

●	Net interest margin for 2018 increased to 3.79% compared to 3.63% in 2017.

Net income available to common stockholders and key financial performance ratios are presented below for the three years indicated:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share data)
Net income	$271,885	$176,042	$175,099
Basic earnings per common share	$3.35	$2.19	$2.21
Diluted earnings per common share	$3.33	$2.17	$2.19
Return on average assets	1.70%	1.19%	1.31%
Return on average stockholders' equity	13.18%	9.10%	9.88%
Total average assets	$16,004,319	$14,733,018	$13,331,148
Total average equity	$2,063,400	$1,935,298	$1,772,017
Efficiency ratio	44.25%	44.40%	49.79%
Effective income tax rate	19.49%	40.99%	27.70%

Net Interest Income

Comparison of 2018 with 2017

Net interest income increased $70.2 million, or 14.2%, from $495.7 million in 2017 to $565.9 million in 2018. The increase in net interest income was due primarily to the increase in loan interest income, offset by increases in interest expense from time deposits and other interest-bearing deposits.

Average loans for 2018 were $13.3 billion, a $1.4 billion, or 11.8% increase from $11.9 billion in 2017. Compared with 2017, average residential mortgage loans increased $653.3 million, or 22.4%, average commercial mortgage loans increased $454.5 million, or 7.4%, average commercial loans increased $250.0 million, or 11.0%, and average real estate construction loans decreased $14.2 million, or 2.3%. Average investment securities were $1.3 billion in 2018, an increase of $36.9 million, or 2.8%, from 2017. Average interest bearing cash on deposits with financial institutions decreased $89.7 million, or 24.5%, to $277.0 million in 2018 from $366.7 million in 2017.

Average interest bearing deposits were $10.4 billion in 2018, an increase of $967.0 million, or 10.2%, from $9.4 billion in 2017, primarily due to increases of $1.1 billion, or 21.9%, in time deposits, $85.3 million, or 6.5%, in interest bearing demand deposits, offset by decreases of $159.3 million, or 6.8%, in money market accounts, and $43.0 million, or 5.2%, in savings accounts. Average securities sold under agreements to repurchase decreased $87.3 million, or 63.8%, to $49.6 million in 2018 from $136.8 million in 2017.

Interest income increased $111.8 million, or 19.4%, from $576.2 million in 2017 to $688.0 million in 2018 primarily due to increases in the volume of loans:

●	Changes in volume: Average interest-earning assets increased $1.3 billion, or 9.6%, to $14.9 billion in 2018, compared with the average interest-earning assets of $13.6 billion in 2017. Average loans increased $1.4 billion and average investment securities increased $36.9 million in 2018 which contributed to the increase in interest income. Offsetting the above increases was a decrease of $89.7 million in interest bearing deposits with other financial institutions. The increase of $111.8 million in interest income resulted primarily from a $64.4 million increase in interest income from the loan volume increase and a $594,000 increase in interest income from investment securities volume increase, offset by a $513,000 decrease in interest income due to volume decrease from interest bearing deposits with other financial institutions.
●

Changes in rate: The average yield of interest-bearing assets increased to 4.61% in 2018 from 4.22% in 2017. Increase in rate on loans contributed $38.8 million to interest income, increase in rate on deposits with other financial institutions contributed $1.3 million to interest income, and increase in rate on investment securities contributed $7.5 million to interest income. The changes in rate contributed to interest income increase of $47.6 million.

●

Change in the mix of interest-earning assets: Average gross loans, which generally have a higher yield than other types of investments, comprised 89.0% of total average interest-earning assets in 2018, an increase from 87.5% in 2017. Average investment securities comprised 9.0% of total average interest-bearing assets in 2018, a decrease from 9.6% in 2017.

Interest expense increased by $41.6 million, or 51.7%, to $122.1 million in 2018, compared with $80.4 million in 2017, primarily due to increased cost from time deposits, long term debt, and FHLB advances offset by decreases in securities sold under agreements to repurchase. The overall increase in interest expense was primarily due to increases in both volume and rates in interest bearing deposits, volume increases in long term debts and rate increases in other borrowings offset by decreases in both volume and rate on securities sold under agreements to repurchase and rate decreases in long term debt as discussed below:

●	Changes in volume: Average interest bearing deposits increased $967.0 million, or 10.2%, and average long term debt increased $65.1 million, or 50.5%, offset by decreases in securities sold under agreements to repurchase of $87.3 million, or 63.8%, and a decrease in FHLB advances and other borrowings of $2.7 million, or 1.0%. The changes in volume caused an increase in interest expense of $11.6 million.
●

Changes in rate: The average costs of interest-bearing deposits and FHLB advances and other borrowings increased to 1.03% and 1.98% in 2018 from 0.70% and 1.66% in 2017, respectively. The increased cost was offset by decreases in average costs of long term debt and securities sold under agreements to repurchase to 4.49% and 2.92% in 2018 from 4.73% and 3.11% in 2017, respectively. The changes in rate caused interest expense to increase by $30.0 million.

●

Change in the mix of interest-bearing liabilities: Average interest-bearing deposits of $10.4 billion increased to 95.4% of total interest-bearing liabilities in 2018 compared to 94.8% in 2017. Average long-term debt of $194.1 million increased to 1.8% of total interest-bearing liabilities. Offsetting the increase, average securities sold under agreements to repurchase decreased to 0.5% of total interest-bearing liabilities in 2018 compared to 1.4% in 2017 and average FHLB advances and other borrowings of $253.7 million decreased to 2.3% of total interest-bearing liabilities in 2018 compared to 2.6% in 2017.

Net interest margin, defined as net interest income to average interest-earning assets, was 3.79% in 2018 compared to 3.63% in 2017.

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

Average loans for 2017 were $11.9 billion, a $1.3 billion, or a 12.4%, increase from $10.6 billion in 2016. Compared with 2016, average residential mortgage loans increased $584.3 million, or 25.1%, average commercial mortgage loans increased $564.6 million, or 10.2%, average real estate construction loans increased $121.8 million, or 24.6%, and average commercial loans increased $43.2 million, or 1.9%. Average investment securities were $1.3 billion in 2017, a decrease of $64.8 million, or 4.7%, from 2016. Average interest-bearing cash on deposits with financial institutions increased $21.5 million, or 6.2%, to $366.7 million in 2017 from $345.1 million in 2016.

Average interest-bearing deposits were $9.4 billion in 2017, an increase of $893.2 million, or 10.4%, from $8.6 billion in 2016, primarily due to increases of $300.4 million, or 14.6%, in money market deposits, $258.0 million, or 24.7%, in interest-bearing demand deposits, $198.6 million, or 31.2%, in saving deposits, and $136.3 million, or 2.8%, in time deposits. Average securities sold under agreements to repurchase decreased $245.1 million, or 64.2%, to $136.8 million in 2017 from $381.9 million in 2016, primarily due to maturities of securities sold under agreements to repurchase. Average other borrowings increased $129.7 million, or 102%, to $256.4 million in 2017 from $126.7 million in 2016, primarily due to increases in FHLB advances.

Interest income increased $77.1 million, or 15.4%, from $499.1 million in 2016 to $576.2 million in 2017 primarily due to increases in the volume of loans:

●	Changes in volume: Average interest-earning assets increased $1.3 billion, or 10.4%, to $13.6 billion in 2017, compared with the average interest-earning assets of $12.4 billion in 2016. Average loans increased $1.3 billion and average interest-bearing cash on deposits with financial institutions increased $21.5 million in 2017 which contributed to the increase in interest income. Offsetting the above increases was a decrease of $64.8 million in investment securities. The increase of $59.9 million in interest income resulted primarily from a $60.2 million increase in interest income from the loan volume increase, offset by a $1.0 million decrease in interest income from the investment securities.
●

Changes in rate: The average yield of interest-bearing assets increased to 4.22% in 2017 from 4.04% in 2016. Increase in rate on loans contributed $15.4 million to interest income, increase in rate on deposit with other financial institutions contributed $2.5 million to interest income, and increase rate on investment securities contributed $122,000 to interest income, partially offset by decrease in rate on FHLB stock which caused a $868,000 decrease to interest income. The changes in rate contributed to interest income increase of $17.2 million.

●

Change in the mix of interest-earning assets: Average gross loans, which generally have a higher yield than other types of investments, comprised 87.5% of total average interest-earning assets in 2017, an increase from 86.0% in 2016. Average investment securities comprised 9.6% of total average interest-bearing assets in 2017, a decrease from 11.1% in 2016.

Interest expense decreased by $758,000, or 0.9%, to $80.4 million in 2017, compared with $81.2 million in 2016, primarily due to decreased cost from securities sold under agreements to repurchase offset by increased interest cost from money market accounts, time deposits and FHLB advances and other borrowings. The overall decrease in interest expense was primarily due to decreases in both volume and rates in securities sold under agreements to repurchase offset by increases in volume from all other interest bearing liabilities and increase in rate on time deposits and other borrowings from financial institutions as discussed below:

●	Changes in volume: Average interest-bearing deposits increased $893.2 million, or 10.4%, and average FHLB advances and other borrowings increased $129.7 million, or 102%, partially offset by a $245.1 million, or 64.2%, decrease in average securities sold under agreements to repurchase. The changes in volume caused a decrease in interest expense of $2.6 million.
●

Changes in rate: The average cost of securities sold under agreements to repurchase decreased to 3.11% in 2017 from 4.01% in 2016. The average cost of interest-bearing deposits increased to 0.70% in 2017 from 0.69% in 2016. The changes in rate caused interest expense to increase by $1.8 million.

●

Change in the mix of interest-bearing liabilities: Average interest-bearing deposits of $9.4 billion increased to 94.8% of total interest-bearing liabilities in 2017 compared to 93.2% in 2016. Average FHLB advances and other borrowings of $256.4 million increased to 2.6% of total interest-bearing liabilities in 2017 compared to 0.5% in 2016. Offsetting the increase, average securities sold under agreements to repurchase decreased to 1.4% of total interest-bearing liabilities in 2017 compared to 4.2% in 2016.

Net interest margin, defined as net interest income to average interest-earning assets, was 3.63% in 2017 compared to 3.38% in 2016.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the yields and rates paid on those assets and liabilities. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	2018 Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	2017 Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	2016 Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
	(Dollars in thousands)
Interest-Earning Assets:
Loans (1)	$13,280,665	$652,480	4.91	$11,937,683	$549,291	4.60	$10,622,160	$473,782	4.46
Investment securities	1,344,965	28,603	2.13	1,308,089	20,531	1.57	1,372,916	21,426	1.56
FHLB stock	18,540	1,663	8.97	23,209	1,798	7.75	17,516	2,099	11.98
Federal funds sold	-	-	-	9,499	110	1.16	-	-	-
Interest-bearing deposits	277,004	5,209	1.88	366,674	4,421	1.21	345,136	1,763	0.51
Total interest-earning assets	$14,921,174	$687,955	4.61	$13,645,154	$576,151	4.22	$12,357,728	$499,070	4.04
Non-interest earning assets:
Cash and due from banks	206,475			229,796			216,443
Other non-earning assets	1,002,957			977,939			893,478
Total non-interest earning assets	1,209,432			1,207,735			1,109,921
Less: Allowance for loan losses	(123,441)			(115,635)			(129,701)
Deferred loan fees	(2,846)			(4,236)			(6,800)
Total Assets	$16,004,319			$14,733,018			$13,331,148

Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,389,326	$2,718	0.20	$1,304,052	$2,242	0.17	$1,046,046	$1,740	0.17
Money market deposits	2,200,847	16,202	0.74	2,360,188	15,062	0.64	2,059,823	13,308	0.65
Savings deposits	791,982	1,583	0.20	834,973	1,772	0.21	636,422	1,046	0.16
Time deposits	6,031,061	86,368	1.43	4,947,052	46,768	0.95	4,810,746	43,327	0.90
Total interest-bearing deposits	10,413,216	106,871	1.03	9,446,265	65,844	0.70	8,553,037	59,421	0.69
Securities sold under agreements to repurchase	49,589	1,446	2.92	136,849	4,250	3.11	381,967	15,329	4.01
FHLB advances and other borrowings	253,714	5,016	1.98	256,423	4,252	1.66	126,720	659	0.52
Long-term debt	194,123	8,723	4.49	128,999	6,096	4.73	119,136	5,791	4.86
Total interest-bearing liabilities	10,910,642	122,056	1.12	9,968,536	80,442	0.81	9,180,860	81,200	0.88
Non-interest Bearing Liabilities:
Demand deposits	2,819,711			2,599,109			2,199,274
Other liabilities	210,566			230,075			178,997
Stockholders' equity	2,063,400			1,935,298			1,772,017
Total liabilities and stockholders' equity	$16,004,319			$14,733,018			$13,331,148

Net interest spread			3.49%			3.41%			3.16%
Net interest income		$565,899			$495,709			$417,870
Net interest margin			3.79%			3.63%			3.38%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.

Net Interest Income — Changes Due to Rate and Volume (1)

	2018 - 2017			2017 - 2016
	Increase/(Decrease) in			Increase/(Decrease) in
	Net Interest Income Due to:			Net Interest Income Due to:
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
	(In thousands)
Interest-Earning Assets
Deposits with other banks	$(513)	$1,301	$788	$117	$2,541	$2,658
Federal funds sold and securities purchased under agreements to resell	(55)	(55)	(110)	110	-	110
Investment securities	594	7,478	8,072	(1,017)	122	(895)
FHLB stock	(235)	100	(135)	567	(868)	(301)
Loans	64,408	38,781	103,189	60,154	15,355	75,509
Total increase in interest income	64,199	47,605	111,804	59,931	17,150	77,081

Interest-Bearing Liabilities
Interest-bearing demand deposits	153	323	476	442	60	502
Money market deposits	(358)	1,498	1,140	1,919	(165)	1,754
Savings deposits	(89)	(100)	(189)	375	351	726
Time deposits	11,823	27,777	39,600	1,250	2,191	3,441
Securities sold under agreements to repurchase	(2,559)	(246)	(2,805)	(8,192)	(2,887)	(11,079)
FHLB advances and other borrowings	(2)	767	765	1,145	2,448	3,593
Long-term debt	2,667	(40)	2,627	469	(164)	305
Total increase/(decrease) in interest expense	11,635	29,979	41,614	(2,592)	1,834	(758)

Change in net interest income	$52,564	$17,626	$70,190	$62,523	$15,316	$77,839

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for Credit Losses

The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance for loan losses and an allowance for off-balance sheet unfunded credit commitments that management believes to be sufficient to absorb credit losses inherent in the Bank’s loan portfolio and credit commitments. The Bank recorded a reversal of $4.5 million provision for credit losses in 2018 compared with a reversal of $2.5 million in 2017, and a reversal of $15.7 million in 2016. Net recoveries for 2018 were $3.6 million, or 0.03% of average loans, compared to net recoveries for 2017 of $6.8 million, or 0.06% of average loans, and net charge-offs for 2016 of $4.3 million, or 0.04% of average loans.

Non-interest Income

Non-interest income decreased $4.6 million, or 12.7%, to $31.7 million for 2018, from $36.3 million for 2017, compared to $33.4 million for 2016.  Non-interest income includes depository service fees, letters of credit commissions, securities gains (losses), gains (losses) from loan sales, gains from sale of premises and equipment, gains on acquisition, and other sources of fee income. These other fee-based services include wire transfer fees, safe deposit fees, fees on loan-related activities, fee income from our Wealth Management division, and foreign exchange fees.

Comparison of 2018 with 2017

The decrease in non-interest income from 2017 to 2018 was primarily due to a decrease of $5.3 million in gain from acquisition of SinoPac Bancorp in 2017 and a $2.8 million increase in net losses from equity securities, offset by a $2.8 million increase in fees and commissions income from wealth management. No other-than-temporary write-down was recorded in 2018 and 2017.

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

Comparison of 2018 with 2017

Non-interest expense totaled $264.4 million in 2018 compared to $236.2 million in 2017. The increase of $28.2 million, or 11.9%, in non-interest expense in 2018 compared to 2017 was primarily due to a combination of the following:

●	Salaries and employee benefits increased $15.0 million, or 13.7%, due primarily to higher salaries and benefits and additional employee costs due in part to the hiring of additional personnel.
●	Amortization of investments in affordable housing and alternative energy partnerships increased $13.3 million, or 48.9%, primarily due to higher solar system installations in 2018 compared to 2017.
●	OREO expenses decreased $930,000 primarily due to lower gains on sales of OREO.
●	Professional service expenses increased $2.4 million, or 11.6%, and data processing expenses increased $1.2 million, or 11.2%, primarily due to increase in loan and deposit activities.
●	Occupancy expenses increased $261,000, or 1.3% and computer and equipment expenses increased $556,000, or 5.1%.
●	Marketing expenses increased $1.6 million, or 26.4%, primarily due to increases in media and promotion expenses and higher contributions to the Cathay Bank Foundation.
●	One-time acquisition and integration expenses decrease of $2.0 million related to our acquisition of SinoPac Bancorp primarily due to acquisition related legal and professional fees in 2017.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, decreased to 44.25% in 2018 compared to 44.40% in 2017 due primarily to higher net interest income as explained above.

Comparison of 2017 with 2016

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

Income Tax Expense

Income tax expense was $65.8 million in 2018, compared to $122.3 million in 2017, and $67.1 million in 2016. The effective tax rate was 19.5% for 2018, 41.0% for 2017, and 27.7% for 2016. The enactment of the 2017 Tax Cuts and Jobs Act reduced the corporate tax rate to 21% for 2018 from 35% in 2017. The effective tax rate for 2018 includes alternative energy, low-income housing and other tax credits totaling $34.5 million. The effective tax rate for 2017 included $23.4 million additional income tax expense related to the reevaluation of the Company’s deferred tax assets resulting from the enactment of the 2017 Tax Cuts and Jobs Act, in addition to alternative energy tax credits, low-income housing and other tax credits totaling $20.7 million recognized in 2017, and $37.9 million recognized in 2016.

Our tax returns are open for audits by the Internal Revenue Service back to 2015 and by the California Franchise Tax Board back to 2014. From time to time, there may be differences of opinion with respect to the tax treatment accorded transactions. When, and if, such differences occur, and the related tax effects become probable and estimable, such amounts will be recognized.

Financial Condition

Total assets were $16.8 billion at December 31, 2018, an increase of $1.2 billion, or 7.7%, from $15.6 billion at December 31, 2017, primarily due to an increase of $1.1 billion in gross loans, excluding loans held for sale, offset by a decrease of $66.0 million in securities available for sale and equity securities.

Investment Securities

Investment securities were $1.2 billion and represented 7.4% of total assets at December 31, 2018, compared with $1.3 billion and 8.5% of total assets at December 31, 2017. The following table summarizes the carrying value of our portfolio of securities for each of the past two years:

	As of December 31,
	2018	2017
	(In thousands)

Securities Available-for-Sale:
U.S. treasury securities	$124,751	$249,520
U.S. government agency entities	5,871	8,988
U.S. government sponsored entities	388,362	390,336
State and municipal securities	-	1,914
Mortgage-backed securities	656,745	571,969
Collateralized mortgage obligations	977	1,516
Corporate debt securities	65,803	81,281
Total securities available-for-sale	$1,242,509	$1,305,524

Equity Securities
Mutual funds	6,094	6,230
Preferred stock of government sponsored entities	7,822	10,102
Other equity securities	11,182	11,770
Total equity securities	$25,098	$28,102

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

The temporarily impaired securities represented 84.9% of the fair value of investment securities as of December 31, 2018. Unrealized losses for securities with unrealized losses for less than twelve months represented 0.35%, and securities with unrealized losses for twelve months or more represented 2.85%, of the historical cost of these securities as of December 31, 2018. Unrealized losses on these securities generally resulted from increases in interest rates or spreads subsequent to the date that these securities were purchased. At December 31, 2018, 14 issues of securities had unrealized losses for 12 months or longer and 90 issues of securities had unrealized losses of less than 12 months.

Total unrealized losses of $27.0 million at December 31, 2018, were primarily caused by increases in interest rates or the widening of credit and liquidity spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment.

At December 31, 2018, management believed the impairment was temporary and, accordingly, no impairment loss on debt securities has been recognized in our Consolidated Statements of Operations. The Company expects to recover the amortized cost basis of its debt securities and has no intent to sell and believes it is more likely than not that it will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of December 31, 2018, and December 31, 2017:

	As of December 31, 2018
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$124,751	$51	4	$-	$-	-	$124,751	$51	4
U.S. government agency entities	3,388	77	2	2,483	118	2	5,871	195	4
U.S. government sponsored entities	-	-	-	388,362	11,637	8	388,362	11,637	8
Mortgage-backed securities	48,528	502	8	507,701	14,587	74	556,229	15,089	82
Collateralized mortgage obligations	-	-	-	977	28	6	977	28	6
Total securities available-for-sale	$176,667	$630	14	$899,523	$26,370	90	$1,076,190	$27,000	104

	As of December 31, 2017
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$199,823	$62	4	$49,697	$295	2	$249,520	$357	6
U.S. government agency entities	5,711	70	3	-	-	-	5,711	70	3
U.S. government sponsored entities	-	-	-	390,336	9,664	8	390,336	9,664	8
State and municipal securities	1,914	30	2	-	-	-	1,914	30	2
Mortgage-backed securities	342,436	3,147	48	178,617	3,112	13	521,053	6,259	61
Collateralized mortgage obligations	1,516	17	5	-	-	-	1,516	17	5
Corporate debt securities	5,015	17	1	-	-	-	5,015	17	1
Mutual funds	-	-	-	6,230	270	1	6,230	270	1
Total securities available-for-sale	$556,415	$3,343	63	$624,880	$13,341	24	$1,181,295	$16,684	87

The scheduled maturities and taxable-equivalent yields by security type are presented in the following table:

Securities Portfolio Maturity Distribution and Yield Analysis:

	As of December 31, 2018
		After One	After Five
	One Year	Year to	Years to	Over Ten
	or Less	Five Years	Ten Years	Years	Total
	(Dollars in thousands)
Maturity Distribution:

Securities Available-for-Sale:
U.S. treasury securities	$124,751	$-	$-	$-	$124,751
U.S. government agency entities	-	-	-	5,871	5,871
U.S. government sponsored entities	-	388,363	-	-	388,363
Mortgage-backed securities (1)	6	843	5,553	650,342	656,744
Collateralized mortgage obligations (1)	-	1	303	673	977
Corporate debt securities	-	65,803	-	-	65,803
Total securities available-for-sale	$124,757	455,010	5,856	656,886	1,242,509

Weighted-Average Yield:

Securities Available-for-Sale:
U.S. treasury securities	1.55%	-%	-%	-%	1.55%
U.S. government agency entities	-	-	-	5.07	5.07
U.S. government sponsored entities	-	1.66	-	-	1.66
Mortgage-backed securities (1)	6.85	2.66	3.20	3.08	3.13
Collateralized mortgage obligations (1)	-	8.75	2.39	3.48	3.15
Corporate debt securities	-	3.79	-	-	3.79
Total securities available-for-sale	1.55%	1.97%	3.16%	3.10%	2.53%

(1) Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.

Equity Securities

The adoption of ASU 2016-01 resulted in approximately $8.6 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018. For the year ended December 31, 2018, the Company recognized a net loss of $2.8 million due to the decrease in fair value of equity investments with readily determinable fair values. Equity securities were $25.1 million as of December 31, 2018, compared to $28.1 million as of December 31, 2017.

Loans

Loans represented 89.0% of average interest-earning assets during 2018, compared with 87.5% during 2017. Gross loans, excluding loans held for sale, increased by $1.1 billion, or 8.5%, to $14.0 billion at December 31, 2018, compared with $12.9 billion at December 31, 2017. The increase in gross loans was primarily attributable to the following:

•

Commercial mortgage loans increased $241.5 million, or 3.7%, to $6.7 billion at December 31, 2018, compared to $6.5 billion at December 31, 2017. Total commercial mortgage loans accounted for 48.0% of gross loans at December 31, 2018, compared to 50.4% at December 31, 2017. Commercial mortgage loans consist primarily of commercial retail properties, shopping centers, owner-occupied industrial facilities, office buildings, multiple-unit apartments, hotels, and multi-tenanted industrial properties, and are typically secured by first deeds of trust on such commercial properties.

•

Total residential mortgage loans increased by $631.8 million, or 20.6%, to $3.7 billion at December 31, 2018, compared to $3.1 billion at December 31, 2017, primarily due to the low level of interest rates, the originations of mortgages to non-US residents secured by residential real estate in the United States, loan promotion, and loan purchase.

•

Commercial loans increased $280.7 million, or 11.4%, to $2.7 billion at December 31, 2018, compared to $2.5 billion at December 31, 2017. Commercial loans consist primarily of short-term loans (typically with a maturity of one year or less) to support general business purposes, or to provide working capital to businesses in the form of lines of credit, trade-finance loans, loans for commercial purposes secured by cash, and SBA loans.

•	Real estate construction loans decreased $97.3 million, or 14.3%, to $581.5 million at December 31, 2018, compared to $678.8 million at December 31, 2017.

Our lending relates predominantly to activities in the states of California, New York, Texas, Washington, Massachusetts, Illinois, New Jersey, Maryland, and Nevada. We also lend to domestic clients who are engaged in international trade. Loans outstanding in our branch in Hong Kong were $285.6 million as of December 31, 2018, compared to $235.8 million as of December 31, 2017.

The classification of loans by type and amount outstanding as of December 31 for each of the past five years is presented below:

	Loan Type and Mix
	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)

Commercial loans	$2,741,965	$2,461,266	$2,248,187	$2,316,863	$2,382,493
Residential mortgage loans and equity lines	3,943,820	3,242,354	2,615,759	2,101,335	1,742,938
Commercial mortgage loans	6,724,200	6,482,695	5,785,248	5,301,218	4,486,443
Real estate construction loans	581,454	678,805	548,088	441,543	298,654
Installment and other loans	4,349	5,170	3,993	2,493	3,552
Gross loans	13,995,788	12,870,290	11,201,275	10,163,452	8,914,080

Less:
Allowance for loan losses	(122,391)	(123,279)	(118,966)	(138,963)	(161,420)
Unamortized deferred loan fees	(1,565)	(3,245)	(4,994)	(8,262)	(12,392)
Total loans and leases, net	$13,871,832	$12,743,766	$11,077,315	$10,016,227	$8,740,268
Loans held for sale	$-	$8,000	$7,500	$6,676	$973

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

Contractual Maturity of Loan Portfolio

	Within One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial loans
Floating rate	$1,838,908	$620,090	$145,434	$2,604,432
Fixed rate	76,072	58,673	2,788	137,533
Residential mortgage loans and equity lines
Floating rate	13	408	2,221,243	2,221,664
Fixed rate	1,052	9,024	1,712,080	1,722,156
Commercial mortgage loans
Floating rate	455,616	1,130,338	3,220,797	4,806,751
Fixed rate	184,381	1,324,246	408,822	1,917,449
Real estate construction loans
Floating rate	477,481	101,509	-	578,990
Fixed rate	2,464	-	-	2,464
Installment and other loans
Floating rate	-	-	-	-
Fixed rate	2,020	2,329	-	4,349
Total Loans	$3,038,007	$3,246,617	$7,711,164	$13,995,788
Floating rate	$2,772,018	$1,852,345	$5,587,474	$10,211,837
Fixed rate	265,989	1,394,272	2,123,690	3,783,951
Total Loans	3,038,007	3,246,617	7,711,164	13,995,788
Allowance for loan losses				(122,391)
Unamortized deferred loan fees				(1,565)
Net loans				$13,871,832

Deposits

The Bank primarily uses customer deposits to fund its operations, and to a lesser extent borrowings in the form of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and other borrowings. The Bank’s deposits are generally obtained from the Bank’s geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Although the vast majority of the Bank’s deposits are retail in nature, the Bank does engage in certain wholesale activities, primarily accepting deposits generated by brokers or Internet listing services. The Bank considers wholesale deposits to be an alternative borrowing source rather than a customer relationship and, as such, their levels are determined by management’s decisions as to the most economic funding sources. Brokered-deposits totaled $902.1 million, or 6.6%, of total deposits, at December 31, 2018, compared to $756.1 million, or 6.0%, at December 31, 2017.

The Bank’s total deposits increased $1.0 billion, or 7.9%, to $13.7 billion at December 31, 2018, from $12.7 billion at December 31, 2017, primarily due to a $1.3 billion, or 24.5%, increase in time deposits, a $74.3 million, or 2.7%, increase in non-interest bearing demand deposits offset by a $44.8 million, or 3.2% decrease in NOW deposits, a $220.9 million, or 9.8%, decrease in money market deposits, and a $118.5 million, or 13.8%, decrease in savings deposits. The following table displays the deposit mix balances as of the end of the past three years:

	Deposit Mix
	Year Ended December 31,
	2018		2017		2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)

Demand deposits	$2,857,443	20.8%	$2,783,127	21.9%	$2,478,107	21.2%
NOW deposits	1,365,763	10.0	1,410,519	11.1	1,230,445	10.6
Money market deposits	2,027,404	14.8	2,248,271	17.7	2,198,938	18.8
Savings deposits	738,656	5.4	857,199	6.8	719,949	6.2
Time deposits	6,713,074	49.0	5,390,777	42.5	5,047,287	43.2
Total	$13,702,340	100%	$12,689,893	100%	$11,674,726	100%

Average total deposits increased $1.2 billion, or 10.0%, to $13.2 billion in 2018, compared with average total deposits of $12.0 billion in 2017.

The following table displays average deposits and rates for the past five years:

	Average Deposits and Average Rates
	Year Ended December 31,
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Demand deposits	$2,819,711	-%	$2,599,109	-%	$2,199,274	-%	$1,781,981	-%	$1,535,461	-%
NOW deposits	1,389,326	0.20	1,304,052	0.17	1,046,046	0.17	860,513	0.16	721,435	0.17
Money market deposits	2,200,847	0.74	2,360,188	0.64	2,059,823	0.65	1,677,065	0.60	1,407,053	0.61
Savings deposits	791,982	0.20	834,973	0.21	636,422	0.16	590,987	0.15	532,184	0.15
Time deposits	6,031,061	1.43	4,947,052	0.95	4,810,746	0.90	4,673,862	0.84	4,257,736	0.82
Total	$13,232,927	0.81%	$12,045,374	0.55%	$10,752,311	0.55%	$9,584,408	0.54%	$8,453,869	0.54%

Management considers the Bank time deposits of $250,000 or more, which totaled $2.9 billion at December 31, 2018, to be generally less volatile than other wholesale funding sources primarily because approximately 77.6% of the Bank’s CDs of $250,000 or more have been on deposit with the Bank for two years or more.  Management monitors the CDs of $250,000 or more portfolio to help identify any changes in the deposit behavior in the market and of the customers the Bank is serving.

Of our CDs, approximately 84.0% mature within one year as of December 31, 2018. The following tables display time deposits by maturity:

	Time Deposits by Maturity
	At December 31, 2018
	Time Deposits - under $100,000	Time Deposits - $100,000 and over	Total Time Deposits
	(Dollars in thousands)
Less than three months	$553,583	$1,221,818	$1,775,401
Three to six months	283,109	526,115	809,224
Six to twelve months	605,245	2,449,194	3,054,439
Over one year	176,864	897,146	1,074,010
Total	$1,618,801	$5,094,273	$6,713,074

Percent of total deposits	11.8%	37.2%	49.0%

The following table displays time deposits with a remaining term of more than one year at December 31, 2018:

Maturities of Time Deposits with a Remaining Term
of More Than One Year for Each
of the Five Years Following December 31, 2018

(In thousands)
2020	$538,309
2021	497,601
2022	719
2023	37,370
2024	11

Borrowings

Borrowings include securities sold under agreements to repurchase, Federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Securities sold under agreements to repurchase were zero at December 31, 2018, compared to $100.0 million with a weighted average rate of 2.86% at December 31, 2017. As of December 31, 2017, two fixed rate non-callable securities sold under agreements to repurchase totaling $100 million with a weighted average rate of 2.86% as of December 31, 2017.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. There were no repurchase agreements at December 31, 2018. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $108.4 million as of December 31, 2017.

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	2018	2017	2016
	(Dollars in thousands)

Average amount outstanding during the year (1)	$49,589	$136,849	$381,967
Maximum amount outstanding at month-end (2)	100,000	150,000	400,000
Balance, December 31	-	100,000	350,000
Rate, December 31	-%	2.86%	4.06%
Weighted average interest rate for the year	-%	3.11%	4.01%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were January 2018, January 2017, and January 2016.

As of December 31, 2018, over-night borrowings from the FHLB were $200.0 million at a rate of 2.56% compared to $325.0 million at a rate of 1.41% at December 31, 2017. As of December 31, 2018, the advances from the FHLB were $330 million at a rate of 2.42% compared to $105 million at a rate of 1.41% as of December 31, 2017. As of December 31, 2018, final maturity for the FHLB advances is $260 million in January 2019, $50 million in December 2019, and $20 million in May 2023.

Pursuant to the Stock Purchase Agreement with Bank SinoPac Co. Ltd, the Company paid $100 million of the purchase price on November 14, 2017, 30 days after receipt of regulatory approval for the merger of FENB into Cathay Bank. The residual payable balance of $35.2 million has a floating rate of three-month LIBOR rate plus 150 basis points. As of December 31, 2018, outstanding payable balance of $17.6 million has an interest rate of 4.30%. The remaining payments are $10.6 million in July 2019 and $7.0 million in July 2020 together with applicable accrued interest.

Long-term Debt

On October 12, 2017, the Bank entered into a term loan agreement of $75.0 million with U.S. Bank. The principal amount outstanding as of December 31, 2018 was $70.3 million. The loan has a floating rate of one-month LIBOR plus 175 basis points. As of December 31, 2018, the term loan has an interest rate of 4.125% compared to 3.125% at December 31, 2017. The principal amount of the long-term debt from U.S. Bank is due and payable in consecutive quarterly installments in the amount of $4.7 million each on the last day of each calendar quarter commencing December 31, 2018, with the final installment due and payable on October 12, 2020. The U.S. Bank loan proceeds were used to fund our acquisition of SinoPac Bancorp.

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

At December 31, 2018, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 4.96%, compared to $119.1 million with a weighted average rate of 3.78% at December 31, 2017. The Junior Subordinated Notes have a stated maturity term of 30 years. As of December 31, 2017, the Company’s assets exceeded the $15 billion threshold and, as a result, the Junior Suubordinated Notes no longer qualify as Tier 1 capital for regulatory reporting purposes. The Junior Subordinated Notes qualify as Tier 1 capital for regulatory reporting purposes at December 31, 2016. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes our contractual obligations and commitments to make future payments as of December 31, 2018. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)

Contractual obligations:
Advances from the Federal Home Loan Bank	$510,000	$-	$20,000	$-	$530,000
Other borrowings	10,547	7,031	-	17,298	34,876
Long-term debt	18,750	51,562	-	119,136	189,448
Operating leases	8,835	13,626	9,614	4,899	36,974
Deposits with stated maturity dates leases	5,639,064	1,035,910	38,089	11	6,713,074
Total contractual obligations and other commitments	$6,187,196	$1,108,129	$67,703	$141,344	$7,504,372

Other commitments:
Commitments to extend credit	1,095,277	965,321	265,665	365,316	2,691,579
Standby letters of credit	99,587	79,436	39,442	26,622	245,087
Commercial letters of credit	35,759	-	-	-	35,759
Bill of lading guarantees	730	-	-	-	730
Total contractual obligations and other commitments	$1,231,353	$1,044,757	$305,107	$391,938	$2,973,155

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

Capital Resources

Stockholders’ Equity

Total equity was $2.1 billion at December 31, 2018, an increase of $148.6 million, or 7.5%, from $1.97 billion at December 31, 2017, primarily due to net income of $271.9 million, proceeds from dividend reinvestment of $2.8 million, stock based compensation of $7.3 million, and proceeds from exercise of stock options of $838,000, offset by shares withheld related to net share settlement of RSUs of $2.4 million, purchase of treasury stock of $42.6 million, common stock cash dividends of $83.4 million and change in other comprehensive income of $6.4 million. The Company paid cash dividends of $1.03 per common share in 2018, $0.87 per common share in 2017, and $0.75 per common share in 2016.

On February 1, 2016, the Board of Directors approved a stock repurchase program to buy back up to $45.0 million of our common stock. In 2016, the Company repurchased 1,380,578 shares for $37.5 million, or $27.13 per share under the February 2016 repurchase program. In October 2018, the Company repurchased 200,326 shares for $7.5 million, or $37.65 per share and completed its February 2016 repurchase program.

On October 26, 2018, the Board of Directors approved a new stock repurchase program to buy back up to $45.0 million of our common stock. In 2018, the Company repurchased 913,400 shares for $35.1 million, or $38.43 per share under the October 2018 repurchase program. As of December 31, 2018, the Company may repurchase up to $9.9 million of its common stock under the October 2018 repurchase program.

Capital Adequacy

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements. The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At December 31, 2018, the Company’s Tier 1 risk-based capital ratio of 12.43%, total risk-based capital ratio of 14.15%, and Tier 1 leverage capital ratio of 10.83%, calculated under the new Basel III capital rules that became effective January 1, 2015, continue to place the Company in the “well capitalized” category for regulatory purposes, which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%. At December 31, 2017, the Company’s common equity Tier 1 capital ratio was 12.19%, Tier 1 risk-based capital ratio was 12.19%, total risk-based capital ratio was 14.11%, and Tier 1 leverage capital ratio was 10.35%.

A table displaying the Bancorp’s and the Bank’s capital and leverage ratios at December 31, 2018, and 2017, is included in Note 22 to the Consolidated Financial Statements.

 Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. We increased the common stock dividend from $.18 per share in the fourth quarter of 2015, to $.21 per share in the fourth quarter of 2016, to $.24 per share in the fourth quarter of 2017, and to $.31 per share in the fourth quarter of 2018. The amount of future dividends will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors. The terms of our Junior Subordinated Notes also limit our ability to pay dividends. If we are not current in our payment of dividends on our Junior Subordinated Notes, we may not pay dividends on our common stock.

Substantially all of the revenues of the Company available for payment of dividends derive from amounts paid to it by the Bank. The Bank paid dividends to the Bancorp totaling $127.8 million during 2018, $208.2 million during 2017, and $113.4 million during 2016. In October 2017, Far East National Bank paid a dividend of $57.0 million to the Bancorp.

The Federal Reserve Board issued Federal Reserve Supervision and Regulation Letter SR-09-4 that states that bank holding companies are expected to inform and consult with the Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid.

Under California State banking law, the Bank may not without regulatory approval pay a cash dividend which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2018, was restricted to approximately $189.0 million.

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

Total non-performing portfolio assets increased $33,000, or 0.1%, to $58.3 million at December 31, 2018, compared to $58.2 million at December 31, 2017, primarily due to increases of $3.2 million and $3.8 million in OREO and accruing loans past due 90 days or more, respectively, offset by a $7.0 million decrease in non-accrual loans.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets decreased to 0.42% at December 31, 2018, from 0.45% at December 31, 2017. The non-performing portfolio loan, excluding loans held for sale, coverage ratio, defined as the allowance for credit losses to non-performing loans, excluding loans held for sale, increased to 273.4% at December 31, 2018, from 262.1% at December 31, 2017. The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Accruing loans past due 90 days or more	$3,773	$-	$-	$-	$-
Non-accrual loans	41,815	48,787	49,682	52,130	70,163
Total non-performing loans	45,588	48,787	49,682	52,130	70,163
Real estate acquired in foreclosure and other assets	12,674	9,442	20,070	24,701	31,477
Total non-performing assets	$58,262	$58,229	$69,752	$76,831	$101,640

Accruing troubled debt restructurings (TDRs)	$65,071	$68,565	$65,393	$81,680	$104,356
Non-accrual TDRs (included in non-accrual loans)	$24,189	$33,416	$29,722	$39,923	$41,618
Non-accrual loans held for sale	$-	$8,000	$7,500	$5,944	$973
Non-performing assets as a percentage of gross loans and OREO at year-end	0.42%	0.45%	0.62%	0.75%	1.14%
Allowance for credit losses as a percentage of gross loans	0.89%	0.99%	1.09%	1.38%	1.83%
Allowance for credit losses as a percentage of non-performing loans	273.41%	262.09%	245.94%	269.44%	232.84%

The effect of non-accrual loans on interest income for the past five years is presented below:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Non-accrual Loans
Contractual interest due	$1,618	$3,254	$1,573	$5,732	$6,663
Interest recognized	66	86	95	119	217
Net interest foregone	$1,552	$3,168	$1,478	$5,613	$6,446

As of December 31, 2018, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

Non-accrual Loans

Total non-accrual portfolio loans, excluding loans held for sale, of $41.8 million at December 31, 2018, decreased $7.0 million, or 14.3%, from $48.8 million at December 31, 2017. The allowance for the collateral-dependent impaired loans is calculated by the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent impaired loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	December 31, 2018		December 31, 2017
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/Multi-family residence	$11,366	$8,016	$14,952	$7,575
Commercial real estate	11,452	-	19,540	-
Personal property (UCC)	192	10,789	-	6,721
Total	$23,010	$18,805	$34,492	$14,296

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

	December 31, 2018		December 31, 2017
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$9,826	$-	$16,672	$-
Wholesale/Retail	5,784	14,078	11,429	7,743
Food/Restaurant	-	-	137	-
Import/Export	-	4,727	-	6,553
Other	7,400	-	6,254	-
Total	$23,010	$18,805	$34,492	$14,296

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

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

A summary of TDRs by type of loan and by accrual/non-accrual status is shown below:

	December 31, 2018
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$18,135	$-	$-	$18,135
Commercial mortgage loans	14,022	7,420	19,418	40,860
Residential mortgage loans	3,353	327	2,396	6,076
Total accruing TDRs	$35,510	$7,747	$21,814	$65,071

	December 31, 2018
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$13,771	$-	$-	$13,771
Commercial mortgage loans	3,682	-	4,884	8,566
Residential mortgage loans	1,741	-	111	1,852
Total non-accrual TDRs	$19,194	$-	$4,995	$24,189

	December 31, 2017
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$29,199	$-	$-	$29,199
Commercial mortgage loans	11,504	5,871	15,468	32,843
Residential mortgage loans	3,416	335	2,772	6,523
Total accruing TDRs	$44,119	$6,206	$18,240	$68,565

	December 31, 2017
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$12,944	$-	$-	$12,944
Commercial mortgage loans	6,231	1,677	11,113	19,021
Residential mortgage loans	1,297	-	154	1,451
Total non-accrual TDRs	$20,472	$1,677	$11,267	$33,416

The activity within our TDR loans for 2018, 2017, and 2016 is shown below:

Accruing TDRs	2018	2017	2016
	(In thousands)
Beginning balance	$68,565	$65,393	$81,680
New restructurings	26,114	73,426	26,965
Restructured loans restored to accrual status	2,896	-	10,303
Charge-offs	-	-	(88)
Payments	(30,406)	(54,095)	(24,192)
Restructured loans placed on non-accrual	(2,098)	(13,919)	(13,984)
Expiration of loan concession	-	(2,240)	(15,291)
Ending balance	$65,071	$68,565	$65,393

Non-accrual TDRs	2018	2017	2016
	(In thousands)
Beginning balance	$33,416	$29,722	$39,923
New restructurings	3,015	4,009	6,940
Restructured loans placed on non-accrual	2,098	13,919	13,984
Charge-offs	(2,347)	(1,650)	(5,271)
Payments	(9,097)	(11,341)	(15,551)
Foreclosures	-	(1,243)	-
Restructured loans restored to accrual status	(2,896)	-	(10,303)
Ending balance	$24,189	$33,416	$29,722

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency of over 90 days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring. Those loans with a balance less than our defined selection criteria, generally when a loan amount is $500,000 or less, are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. We obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired. The appraisals are based on “as is” or bulk sale valuations. To ensure that appraised values remain current, we generally obtain an updated appraisal every twelve months from qualified independent appraisers. If the fair value of the collateral is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs, which range between 3% to 6% of the fair value, depending on the size of impaired loan, is charged off against the allowance for loan losses. Non-accrual impaired loans are not returned to accruing status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due and are continued to be reviewed for impairment until they are no longer reported as TDRs.

We identified impaired loans with a recorded investment of $106.9 million at December 31, 2018, compared to $117.4 million at December 31, 2017. The average balance of impaired loans was $122.6 million in 2018 and $127.1 million in 2017. We considered all non-accrual loans to be impaired. Interest recognized on impaired loans totaled $3.2 million in 2018 and $3.3 million in 2017. As of December 31, 2018, $23.0 million, or 55.0%, of the $41.8 million of non-accrual portfolio loans, excluding loans held for sale, was secured by real estate. As of December 31, 2017, $34.5 million, or 70.7%, of the $48.8 million of non-accrual portfolio loans, excluding loans held for sale, was secured by real estate. The Bank seeks to obtain current appraisals or other available market price information to assist in evaluating potential loss exposure.

At December 31, 2018, $3.8 million of the $122.4 million allowance for loan losses was allocated for impaired loans and $118.6 million was allocated to the general allowance. At December 31, 2017, $2.1 million of the $123.3 million allowance for loan losses was allocated for impaired loans and $121.1 million was allocated to the general allowance. In 2018, net loan recoveries were $3.6 million, or 0.03%, of average loans, compared to net loan recoveries of $6.8 million, or 0.06%, of average loans in 2017.

The allowance for loan losses to non-performing loans, excluding loans held for sale, was 268.5% at December 31, 2018, compared to 252.7% at December 31, 2017. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	As of December 31, 2018			As of December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance
Commercial loans	$32,015	$30,368	$-	$43,483	$42,702	$-
Real estate construction loans	5,776	4,873	-	8,821	8,185	-
Commercial mortgage loans	34,129	24,409	-	37,825	31,029	-
Residential mortgage and equity lines	5,685	5,665	-	1,301	1,301	-
Subtotal	$77,605	$65,315	$-	$91,430	$83,217	$-
With allocated allowance
Commercial loans	$6,653	$6,570	$1,837	$891	$793	$43
Commercial mortgage loans	27,099	27,063	877	21,733	21,635	1,738
Residential mortgage and equity lines	8,934	7,938	1,088	13,022	11,708	353
Subtotal	$42,686	$41,571	$3,802	$35,646	$34,136	$2,134
Total impaired loans	$120,291	$106,886	$3,802	$127,076	$117,353	$2,134

Loan Interest Reserves

In accordance with customary banking practice, construction loans and land development loans generally are originated where interest on the loan is disbursed from pre-established interest reserves included in the total original loan commitment. Our construction and land development loans generally include optional renewal terms after the maturity of the initial loan term. New appraisals are typically obtained prior to extension or renewal of these loans in part to help determine the appropriate interest reserve to be established for the new loan term. Loans with interest reserves are underwritten to the same criteria, including loan to value and, if applicable, pro forma debt service coverage ratios, as loans without interest reserves. Construction loans with interest reserves are monitored on a periodic basis to gauge progress towards completion. Interest reserves are generally frozen if the Bank becomes aware that additional draws would result in a loan to value ratio that exceeds policy maximums based on collateral type. Our policy limits in this regard are consistent with supervisory limits and range from 65% in the case of land to 85% in the case of 1- to 4-family residential construction projects.

As of December 31, 2018, construction loans of $524.4 million were disbursed with pre-established interest reserves of $65.2 million compared to $545.0 million of such loans disbursed with pre-established interest reserves of $72.3 million at December 31, 2017.  The balance for construction loans with interest reserves which have been renewed was $88.8 million with pre-established interest reserves of $3.9 million at December 31, 2018, compared to $62.1 million with pre-established interest reserves of $2.0 million at December 31, 2017.  Land loans of $24.1 million were disbursed with pre-established interest reserves of $770,000 at December 31, 2018, compared to $32.7 million land loans disbursed with pre-established interest reserves of $1.3 million at December 31, 2017.  The balance for land loans with interest reserves which have been renewed was $5.6 million at December 31, 2018 with pre-established interest reserves of $71,000, compared to $6.9 million land loans with pre-established interest reserves of $221,000 at December 31, 2017.

At December 31, 2018, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2018, $4.9 million of non-accrual non-residential construction loans, had been originated with pre-established interest reserves.  At December 31, 2017, $8.2 million of non-accrual non-residential construction loans and $8.0 million of non-accrual land loans had been originated with pre-established interest reserves.  While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of our business activity is in markets with a concentration of Chinese-American individuals and businesses located in California; New York City; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Nevada; New Jersey; and Maryland. We have no specific industry concentration, and generally our loans are collateralized with real property or other pledged collateral. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral.

The Federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution's total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 33% of total risk-based capital as of December 31, 2018, and 41% as of December 31, 2017. Total CRE loans represented 268% of total risk-based capital as of December 31, 2018, and 293% as of December 31, 2017, which were within the Bank’s internal limit of 400%, of total capital. See Part I — Item 1A — “Risk Factors” for a discussion of some of the factors that may affect us.

Allowance for Credit Losses

The Bank maintains the allowance for credit losses at a level that the Bank’s management considers appropriate to cover the estimated and known inherent risks in the loan portfolio and off-balance sheet unfunded credit commitments. Allowance for credit losses is comprised of allowances for loan losses and for off-balance sheet unfunded credit commitments. With this risk management objective, the Bank’s management has an established monitoring system that is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the adequacy level of the allowance for credit losses in a timely manner.

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

The allowance for loan losses was $122.4 million and the allowance for off-balance sheet unfunded credit commitments was $2.3 million at December 31, 2018, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $124.6 million at December 31, 2018, compared to $127.9 million at December 31, 2017, a decrease of $3.3 million, or 2.6%. The allowance for credit losses represented 0.89% of period-end gross loans and 273.4% of non-performing loans at December 31, 2018. The comparable ratios were 0.99% of period-end gross loans and 262.1% of non-performing loans at December 31, 2017.

The following table sets forth the information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the past five years:

Allowance for Credit Losses
	Amount Outstanding as of December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Allowance for loan losses
Balance at beginning of year	$123,279	$118,966	$138,963	$161,420	$173,889
Reversal for credit losses	(4,500)	(2,500)	(15,650)	(11,400)	(10,800)
(Reversal)/provision for reserve for off-balance sheet credit commitments	-	-	-	-	(372)
Charge-offs :
Commercial loans	(629)	(3,313)	(12,955)	(16,426)	(7,875)
Construction loans-residential	-	-	-	-	(2,382)
Construction loans-other	-	-	-	-	(4,365)
Real estate loans	(2,577)	(860)	(1,486)	(3,355)	(7,613)
Real estate land loans	-	-	(4,462)	(646)	-
Total charge-offs	(3,206)	(4,173)	(18,903)	(20,427)	(22,235)
Recoveries:
Commercial loans	1,875	3,402	4,144	4,619	12,517
Construction loans-residential	-	-	500	-	48
Construction loans-other	177	229	7,417	202	2,499
Real estate loans	4,766	7,336	1,542	4,283	5,752
Real estate land loans	-	-	953	266	109
Installment loans and other loans	-	19	-	-	13
Total recoveries	6,818	10,986	14,556	9,370	20,938
Balance at end of year	$122,391	$123,279	$118,966	$138,963	$161,420

Reserve for off-balance sheet credit commitments
Balance at beginning of year	$4,588	$3,224	$1,494	$1,949	$1,363
Provision/(Reversal) for credit losses	(2,338)	1,364	1,730	(455)	586
Balance at end of year	$2,250	$4,588	$3,224	$1,494	$1,949

Average loans outstanding during the year (1)	$13,280,665	$11,936,389	$10,620,819	$9,593,448	$8,532,245
Ratio of net charge-offs to average loans outstanding during the year (1)	-0.03%	-0.06%	0.04%	0.12%	0.02%
(Reversal)/provision for credit losses to average loans outstanding during the year (1)	-0.03%	-0.02%	-0.15%	-0.12%	-0.13%
Allowance for credit losses to non-performing portfolio loans at year-end (2)	273.41%	262.09%	245.94%	269.44%	232.84%
Allowance for credit losses to gross loans at year-end (1)	0.89%	0.99%	1.09%	1.38%	1.83%

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

•

General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan types and common risk characteristics. The non-impaired loans are grouped into 19 segments: two commercial segments, ten commercial real estate segments, one residential construction segment, one non-residential construction segment, one SBA segment, one installment loans segment, one residential mortgage segment, one equity lines of credit segment, and one overdrafts segment. The allowance is provided for each segmented group based on the group’s historical loan loss experience aggregated based on loan risk classifications which take into account the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral if collateral dependent, charge-off history, management’s knowledge of the portfolio, general economic conditions, environmental factors including the trends in delinquency and non-accrual, and other significant factors, such as the national and local economy, volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and concentration of credit. Management also reviews reports on past-due loans to ensure appropriate classification. In the fourth quarter of 2016, management reevaluated and increased the look back period from five to eight years to capture historical loan losses from the last recession. The look back period is anchored from the first quarter of 2009 and has been extended through forty quarters through the fourth quarter of 2018. The general allowance is affected by loan volumes, quarterly net charge-offs/recoveries and historical loss rates. In addition, risk factor calculations for pass rated loans included a specified loss emergence period and were determined based on five-year average of observed net losses, unless trends would indicate that a different weighting would be appropriate. These refinements maintained the Bank’s allowance at a level consistent with the prior quarter.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

Allocation of Allowance for Loan Losses
	As of December 31,
	2018		2017		2016		2015		2014
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to Average		to Average		to Average		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans
	(Dollars in thousands)
Type of Loans:
Commercial loans	$54,978	19.1%	$49,796	19.1%	$49,203	21.1%	$56,199	24.9%	$47,501	27.2%
Residential mortgage loans and equity lines	14,282	26.9	11,013	24.5	11,620	22.0	11,145	19.7	11,578	19.2
Commercial mortgage loans	33,487	49.5	37,610	51.2	34,864	52.2	49,440	51.5	74,673	50.2
Real estate construction loans	19,626	4.5	24,838	5.2	23,268	4.7	22,170	3.9	27,652	3.2
Installment and other loans	18	0.0	22	0.0	11	0.0	9	0.0	16	0.2
Total	$122,391	100.0%	$123,279	100.0%	$118,966	100.0%	$138,963	100.0%	$161,420	100.0%

The allowance allocated to commercial loans was $55.0 million at December 31, 2018, compared to $49.8 million at December 31, 2017. The increase is due primarily to commercial loan growth.

The allowance allocated to residential mortgage loans and equity lines was $14.3 million at December 31, 2018, compared to $11.0 million at December 31, 2017. The increase was due to residential loan growth and an increase in non-accrual residential loans for 2018.

The allowance allocated to commercial mortgage loans decreased from $37.6 million at December 31, 2017, to $33.5 million at December 31, 2018, as a result of the net recoveries and decrease in non-accruing commercial mortgage loans in 2018.

The allowance allocated for construction loans decreased to $19.6 million at December 31, 2018, compared to $24.8 million at December 31, 2017, as a result of the decrease in real estate construction loan growth.

Also, see Part I — Item 1A — “Risk Factors” for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. For December 2018, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 12.0% compared to 12.1% for December 2017.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2018, the Bank had an approved credit line with the FHLB of San Francisco totaling $6.7 billion. Total advances from the FHLB of San Francisco were $530.0 million and standby letter of credits issued by FHLB on the Company’s behalf were $280.6 million as of December 31, 2018. These borrowings bear fixed rates and are secured by loans. See Note 9 to the Consolidated Financial Statements. At December 31, 2018, the Bank pledged $21.2 million of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $22.7 million from the Federal Reserve Bank Discount Window at December 31, 2018.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, securities available-for-sale and equity securities. At December 31, 2018, securities available-for-sale totaled $1.2 billion, with $28.5 million pledged as collateral for borrowings and other commitments. The remaining $1.2 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 84% of our time deposits mature within one year or less as of December 31, 2018. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and anticipate that the outflow can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

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

The new standard is effective for us on January 1, 2019, with early adoption permitted. We have adopted the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required under the new standard for the comparative periods. We expect to use the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

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

On adoption, we currently expect to recognize additional operating liabilities ranging from $32 million to $37 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

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

In July 2017, the FASB issued ASU 2017-11, “Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815).” There are two parts to this update. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments that result in the strike price being reduced on the basis of the pricing of future equity offerings. Part II of this update addresses the difficulty in navigating topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in this update are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of this update should be applied in either of the following ways: (i) Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim periods in which the pending content that links to this paragraph is effective; or (ii) Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments to Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. ASU 2017-11 will be effective for us on January 1, 2021 and is not expected to have a significant impact on our financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815),” which targeted improvements to accounting for hedging activities. The amendments in this update are intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2017-12 will be effective for us on January 1, 2019 and is not expected to have a significant impact on our financial statements.

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

ASU 2018-14, “Compensation - Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20).” ASU 2018-14 amends and modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU 2018-14 will be effective for us on January 1, 2021, with early adoption permitted, and is not expected to have a significant impact on our financial statements.

ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 does not affect the accounting for the service element of a hosting arrangement that is a service contract. ASU 2018-15 will be effective for us on January 1, 2020, with early adoption permitted, and is not expected to have a significant impact on our financial statements.

ASU 2018-16, “Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct U.S. Treasury obligations, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. ASU 2018-16 will be effective for us on January 1, 2019 and is not expected to have a significant impact on our financial statements.

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

We establish a tolerance level in our policy for net interest income volatility of plus or minus 5% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At December 31, 2018, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 4.27%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 8.59%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 7.14%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 18.57%.

Our simulation model also projects the net market value of our portfolio of assets and liabilities. We have established a tolerance level to value the net market value of our portfolio of assets and liabilities in our policy to a change of not less than 0% when the hypothetical rate change is plus or minus 200 basis points. At December 31, 2018, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net market value of our portfolio of assets and liabilities would increase by 3.46%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net market value of our assets and liabilities would decrease by 1.33%.

Quantitative Information about Interest Rate Risk

The following table shows the carrying value of our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, as well as the instruments’ total fair values at December 31, 2018, and 2017. For assets, expected maturities are based on contractual maturity. For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits. We use certain assumptions to estimate fair values and expected maturities which are described in Note 16 to the Consolidated Financial Statements. Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts. Off-balance sheet financial instruments represent fair values. The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

								December 31,
	Average							2018		2017
	Interest	Expected Maturity Date at December 31,							Fair		Fair
	Rate	2019	2020	2021	2022	2023	Thereafter	Total	Value	Total	Value
	(Dollars in thousands)
Interest-Sensitive Assets:
Mortgage-backed securities and collateralized mortgage obligations	3.08%	$98,862	$90,085	$80,404	$70,677	$61,966	$255,728	$657,722	$657,722	$573,485	$573,485
Other investment securities	1.91	124,751	20,120	361,483	72,563	-	30,968	609,885	609,885	760,141	760,141
Loans held for sale	-	-	-	-	-	-	-	-	-	8,000	8,000
Loans	5.00	3,058,092	1,006,148	614,232	711,736	869,097	7,736,483	13,995,788	13,928,162	12,870,290	12,778,857
Interest Sensitive Liabilities:
Other interest-bearing deposits	0.53	496,098	248,710	126,766	43,179	1,647,970	1,569,100	4,131,823	4,131,823	4,515,990	4,515,990
Time deposits	1.85	5,639,064	538,309	497,601	719	37,370	11	6,713,074	6,765,512	5,390,777	5,401,970
Securities sold under agreements to repurchase	-	-	-	-	-	-	-	-	-	100,000	100,163
Advances from the Federal Home Loan Bank	2.47	510,000	-	-	-	20,000	-	530,000	529,500	430,000	429,482
Other borrowings	3.82	10,547	7,031	-	-	-	17,298	34,876	34,031	52,885	51,075
Long-term debt	4.65	18,750	51,562	-	-	-	119,136	189,448	132,615	194,136	141,865

Off-Balance Sheet Financial Instruments:
Commitments to extend credit		1,095,277	814,738	150,583	119,462	146,203	365,316	2,691,579	(8,843)	2,366,368	(7,244)
Standby letters of credit		99,587	4,929	74,507	38,394	1,048	26,622	245,087	(2,662)	140,814	(1,805)
Other letters of credit		35,759	-	-	-	-	-	35,759	(30)	27,353	(52)
Bill of lading guarantees		730	-	-	-	-	-	730	-	24	(0)

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

In May 2014, the Bancorp entered into five interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 2.78%. As of December 31, 2018, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $241,000, net of taxes, was included in other comprehensive income compared to unrealized loss of $1.5 million at December 31, 2017. For the year ended December 31, 2018, the periodic net settlement of interest rate swaps included in interest expense was $539,000 compared to $1.7 million in 2017. As of December 31, 2018, and 2017, the ineffective portion of these interest rates swaps was not significant.

As of December 31, 2018, the Bank’s outstanding interest rate swap contracts had a notional amount of $613.4 million for various terms from two to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.72% and receives a variable rate at the one month LIBOR rate plus a weighted average spread of 265 basis points, or at a weighted average rate of 5.07%. As of December 31, 2018, and 2017, the notional amount of fair value interest rate swaps was $613.4 million and $540.4 million with unrealized gains of $6.6 million and $5.0 million, respectively, were included in other non-interest income. The amount of periodic net settlement of interest rate swaps increased interest income by $256,000 in 2018 compared to a decrease in interest income of $2.4 million in 2017. As of December 31, 2018, and 2017, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $1.8 million as of December 31, 2018 and $4.5 million as of December 31, 2017.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheet. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At December 31, 2018, the notional amount of option contracts totaled $1.2 million with a net negative fair value of $6,000. At December 31, 2018, spot, forward, and swap contracts in the total notional amount of $86.9 million had a positive fair value of $397,000. Spot, forward, and swap contracts in the total notional amount of $95.0 million had a negative fair value of $1.8 million at December 31, 2018. At December 31, 2017, the notional amount of option contracts totaled $1.0 million with a net negative fair value of $9,000. At December 31, 2017, spot, forward, and swap contracts in the total notional amount of $108.5 million had a positive fair value of $1.8 million. Spot, forward, and swap contracts in the total notional amount of $32.1 million had a negative fair value of $453,000 at December 31, 2017.

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

There have not been any changes in the Company’s disclosure controls and procedures that occurred during its fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, these controls and procedures.

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

As of December 31, 2018, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018.

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” below.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cathay General Bancorp:

Opinion on Internal Control Over Financial Reporting

We have audited Cathay General Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 4, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
March 4, 2019

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our executive officers, directors, compliance with Section 16 of the Securities Exchange Act of 1934, the code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, and matters relating to corporate governance is incorporated herein by reference from the information set forth under the captions “Proposal One—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors and Corporate Governance” and “Code of Ethics” in our Definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders (our “Proxy Statement”).

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2018, with respect to compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)]
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	-	$-	2,621,737
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	-	$-	2,621,737

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

(b) Exhibits

3.1

Restated Certificate of Incorporation. Previously filed with the Securities and Exchange Commission on February 29, 2016, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

3.1.1

Amendment to Restated Certificate of Incorporation. Previously filed with the Securities and Exchange Commission on February 29, 2016, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

3.2

Amended and Restated Bylaws, effective February 16, 2017. Previously filed with the Securities and Exchange Commission on February 17, 2017 as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference.

3.3

Certificate of Designation of Series A Junior Participating Preferred Stock. Previously filed with the Securities and Exchange Commission on February 28, 2012, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

3.4

Certificate of Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series B. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

4.1

Indenture, dated as of March 30, 2007, between Cathay General Bancorp and LaSalle Bank National Association (including form of debenture). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.

4.1.1

Amended and Restated Declaration of Trust of Cathay Capital Trust III, dated as of March 30, 2007. Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.

4.1.2

Guarantee Agreement, dated as of March 30, 2007, between Cathay General Bancorp and LaSalle Bank National Association. Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.

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

4.2.1

Warrant Agreement, dated as of December 4, 2013. Previously filed with the Securities and Exchange Commission on December 4, 2013, as an exhibit to the Bancorp’s Registration Statement on Form 8-A and incorporated herein by reference.

4.2.2	Form of Warrant (included within Exhibit 4.2.1).

10.1

Form of Indemnity Agreements between the Bancorp and its directors and certain officers. Previously filed with the Securities and Exchange Commission on February 28, 2012, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

10.2

Cathay Bank Employee Stock Ownership Plan, as amended and restated effective December 22, 2015. Previously filed with the Securities and Exchange Commission on March 1, 2018, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.**

10.2.1

Amendment No. 1 to the Cathay Bank Employee Stock Ownership Plan, as amended and restated effective December 22, 2015. Previously filed with the Securities and Exchange Commission on March 1, 2018, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.**

10.2.2

Amendment No. 2 to the Cathay Bank Employee Stock Ownership Plan, as amended and restated effective December 22, 2015. Previously filed with the Securities and Exchange Commission on March 1, 2018, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.**

10.2.3

Amendment No. 3 to the Cathay Bank Employee Stock Ownership Plan, as amended and restated effective December 22, 2015. Previously filed with the Securities and Exchange Commission on August 9, 2018, as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, and incorporated herein by reference.**

10.3

Dividend Reinvestment Plan and Stock Purchase Plan (Amended and Restated) of the Bancorp. Previously filed with the Securities and Exchange Commission on July 27, 2015, as an exhibit to Registration Statement No. 333-205888, and incorporated herein by reference.

10.4

Cathay Bank Bonus Deferral Agreement (Amended and Restated). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.**

10.5

Cathay General Bancorp 2005 Incentive Plan. Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.**

10.5.1

Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.**

10.5.2

Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory) (Nonemployee Director). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.**

10.5.3

Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Unit Agreement (Performance Shares – EPS), used to award performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on December 24, 2013, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference.**

10.5.4

Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Unit Agreement (Performance Shares – TSR), used to award performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on December 24, 2013, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference.**

10.5.5

Form of Cathay General Bancorp 2005 Incentive Restricted Stock Unit Agreement (Clawback Rider), used in connection with award of performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on December 24, 2013, as an exhibit to the Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.**

10.5.6

Executive Officer Annual Cash Bonus Program under the Company’s 2005 Incentive Plan. Previously filed with the Securities and Exchange Commission on March 28, 2014 as an exhibit to the Bancorp’s Current Report on Form 8-K/A and incorporated herein by reference.**

10.5.7

Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated). Previously filed with the Securities and Exchange Commission on February 29, 2016 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31,2015 and incorporated herein by reference.**

10.5.8

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – EPS), used to award performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on December 21, 2016, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference.**

10.5.9

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – TSR), used to award performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on December 21, 2016, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference.**

10.5.10

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – ROA), used to award performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on December 21, 2016, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference.**

10.5.11

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Clawback Rider), used in connection with award of performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on December 21, 2016, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference.**

10.5.12

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Time-Based Shares). Previously filed with the Securities and Exchange Commission on March 30, 2017, as an exhibit to the Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.**

10.5.13

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Clawback Rider), used in connection with award of time-based restricted stock units. Previously filed with the Securities and Exchange Commission on March 30, 2017, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference.**

10.5.14

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Immediate Vesting/Deferred Distribution). Previously filed with the Securities and Exchange Commission on May 10, 2018, as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference.**

10.6

Amended and Restated Change of Control Employment Agreement for Dunson K. Cheng dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.6.1

Amended and Restated Change of Control Employment Agreement for Heng W. Chen dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.6.2

Amended and Restated Change of Control Employment Agreement for Irwin Wong dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.6.3

Amended and Restated Change of Control Employment Agreement for Kim R. Bingham dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.6.4

Amended and Restated Change of Control Employment Agreement for Pin Tai dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on November 7, 2014 as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference**

10.6.4.1

First Amendment to Amended and Restated Change of Control Employment Agreement for Pin Tai, dated as of May 3, 2017 Previously filed with the Securities and Exchange Commission on May 4, 2017 as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference. **

10.7

Employment Agreement for Pin Tai dated as of August 18, 2016.  Previously filed with the Securities and Exchange Commission on August 19, 2016 as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference. **

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

Date: March 4, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pin Tai	Chief Executive Officer and	March 4, 2019
Pin Tai	President (principal executive officer)

/s/ Heng W. Chen	Executive Vice President,	March 4, 2019
Heng W. Chen	Chief Financial Officer/Treasurer (principal financial officer) (principal accounting officer)

/s/ Dunson K. Cheng	Executive Chairman of	March 4, 2019
Dunson K. Cheng	the Board

/s/ Peter Wu	Vice Chairman of the Board	March 4, 2019
Peter Wu

/s/ Anthony M. Tang	Vice Chairman of the Board	March 4, 2019
Anthony M. Tang

/s/ Kelly L. Chan	Director	March 4, 2019
Kelly L. Chan

/s/ Michael M.Y. Chang	Director	March 4, 2019
Michael M.Y. Chang

/s/ Nelson Chung	Director	March 4, 2019
Nelson Chung

/s/ Felix S. Fernandez	Director	March 4, 2019
Felix S. Fernandez

/s/ Jane Jelenko	Director	March 4, 2019
Jane Jelenko

/s/ Ting Liu	Director	March 4, 2019
Ting Liu

/s/ Joseph C.H. Poon	Director	March 4, 2019
Joseph C.H. Poon

/s/ Richard Sun	Director	March 4, 2019
Richard Sun

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F - 2

Consolidated Balance Sheets at December 31, 2018 and 2017	F - 3

Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2018, 2017, and 2016	F - 4

Consolidated Statements of Changes in Stockholders' Equity for each of the years ended December 31, 2018, 2017, and 2016	F - 5

Consolidated Statements of Cash Flows for each of the years ended December 31, 2018, 2017, and 2016	F - 6

Notes to Consolidated Financial Statements	F - 8

Parent-only condensed financial information of Cathay General Bancorp is included in Note 20 to the Consolidated Financial Statements in this Annual Report on Form 10-K	F - 55

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cathay General Bancorp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cathay General Bancorp and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Los Angeles, California
March 4, 2019

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$225,333	$247,056
Short-term investments and interest bearing deposits	374,957	292,745
Securities available-for-sale (amortized cost of $1,267,731 in 2018 and $1,336,345 in 2017)	1,242,509	1,333,626
Loans held for sale	-	8,000
Loans	13,995,788	12,870,290
Less: Allowance for loan losses	(122,391)	(123,279)
Unamortized deferred loan fees, net	(1,565)	(3,245)
Loans, net	13,871,832	12,743,766
Equity securities	25,098	-
Federal Home Loan Bank stock	17,250	23,085
Other real estate owned, net	12,674	9,442
Affordable housing investments and alternative energy partnerships, net	282,734	272,871
Premises and equipment, net	103,189	103,064
Customers’ liability on acceptances	22,709	13,482
Accrued interest receivable	51,650	45,307
Goodwill	372,189	372,189
Other intangible assets, net	7,194	8,062
Other assets	175,419	167,491
Total assets	$16,784,737	$15,640,186

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$2,857,443	$2,783,127
Interest-bearing deposits:
NOW deposits	1,365,763	1,410,519
Money market deposits	2,027,404	2,248,271
Savings deposits	738,656	857,199
Time deposits	6,713,074	5,390,777
Total deposits	13,702,340	12,689,893

Securities sold under agreements to repurchase	-	100,000
Advances from the Federal Home Loan Bank	530,000	430,000
Other borrowings for affordable housing investments	17,298	17,481
Long-term debt	189,448	194,136
Deferred payments from acquisition	18,458	35,404
Acceptances outstanding	22,709	13,482
Other liabilities	182,618	186,486
Total liabilities	14,662,871	13,666,882
Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 89,826,317 issued and 80,501,948 outstanding at December 31, 2018, and 89,104,022 issued and 80,893,379 outstanding at December 31, 2017	898	891
Additional paid-in-capital	942,062	932,874
Accumulated other comprehensive loss, net	(18,006)	(2,511)
Retained earnings	1,479,149	1,281,639
Treasury stock, at cost (9,324,369 shares at December 31, 2018, and 8,210,643 shares at December 31, 2017)	(282,237)	(239,589)
Total equity	2,121,866	1,973,304
Total liabilities and equity	$16,784,737	$15,640,186

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except share
	and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable	$652,480	$549,291	$473,782
Investment securities	28,603	20,531	21,426
Federal Home Loan Bank stock	1,663	1,798	2,099
Federal funds sold and securities purchased under agreement to resell	-	110	-
Deposits with banks	5,209	4,421	1,763
Total interest and dividend income	687,955	576,151	499,070
INTEREST EXPENSE
Time deposits	86,368	46,768	43,327
Other deposits	20,503	19,076	16,094
Interest on securities sold under agreements to repurchase	1,446	4,250	15,329
Advances from the Federal Home Loan Bank	3,739	2,712	659
Long-term debt	8,723	5,775	5,791
Deferred payments from acquisition	1,090	1,861	-
Short-term borrowings	187	-	-
Total interest expense	122,056	80,442	81,200
Net interest income before reversal for credit losses	565,899	495,709	417,870
Reversal for credit losses	(4,500)	(2,500)	(15,650)
Net interest income after reversal for credit losses	570,399	498,209	433,520
NON-INTEREST INCOME
Net (losses)/gains from equity securities,	(2,787)	-	-
Securities gains, net	22	1,006	4,898
Letters of credit commissions	5,614	4,860	4,939
Depository service fees	5,084	5,624	5,478
Gain from acquisition	340	5,628	-
Other operating income	23,434	19,179	18,055
Total non-interest income	31,707	36,297	33,370
NON-INTEREST EXPENSE
Salaries and employee benefits	124,477	109,458	97,348
Occupancy expense	20,690	20,429	18,315
Computer and equipment expense	11,402	10,846	9,777
Professional services expense	22,810	20,439	18,686
Data processing service expense	12,438	11,190	8,957
FDIC and State assessments	8,000	10,633	9,712
Marketing expense	7,837	6,200	5,092
Other real estate owned (income)/loss	(719)	(1,649)	856
Operations of investments in affordable housing and alternative energy partnerships, net	40,515	27,212	40,264
Amortization of core deposit premium	876	930	689
Acquisition and integration costs	2,105	4,121	-
Other operating expense	13,988	16,390	14,994
Total non-interest expense	264,419	236,199	224,690
Income before income tax expense	337,687	298,307	242,200
Income tax expense	65,802	122,265	67,101
Net income attributable to common stockholders	$271,885	$176,042	$175,099
Other comprehensive income/(loss), net of tax:
Unrealized holding (losses)/gains on securities available for sale	(7,934)	1,068	6,725
Unrealized holding gains on cash flow hedge derivatives	1,525	719	825
Less: reclassification adjustment for gains included in net income	15	583	2,839
Total other comprehensive (loss)/income, net of tax	(6,424)	1,204	4,711
Total comprehensive income	$265,461	$177,246	$179,810
Net income attributable to common stockholders per common share
Basic	$3.35	$2.19	$2.21
Diluted	$3.33	$2.17	$2.19
Basic average common shares outstanding	81,131,269	80,262,782	79,153,762
Diluted average common shares outstanding	81,607,346	81,004,550	79,929,262

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2018, 2017, and 2016
(In thousands, except number of shares)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Earnings	Stock	Equity
Balance at December 31, 2015	80,806,116	$870	$880,822	$(8,426)	$1,059,660	$(185,148)	$1,747,778

Dividend Reinvestment Plan	72,231	1	2,276	-	-	-	2,277
Restricted stock units vested	10,325	-	-	-	-	-	-
Warrant exercised	388,001	4	(4)	-	-	-	-
Shares withheld related to net share settlement of RSUs	-	-	(103)	-	-	-	(103)
Stock issued to directors	19,602	-	550	-	-	-	550
Stock options exercised	327,830	3	7,658	-	-	-	7,661
Purchases of treasury stock	(2,013,828)	-	-	-	-	(54,441)	(54,441)
Tax short-fall from stock options	-	-	(132)	-	-	-	(132)
Stock -based compensation	-	-	4,413	-	-	-	4,413
Cash dividends of $0.75 per share	-	-	-	-	(59,274)	-	(59,274)
Change in other comprehensive loss	-	-	-	4,711	-	-	4,711
Net income	-	-	-	-	175,099	-	175,099
Balance at December 31, 2016	79,610,277	$878	$895,480	$(3,715)	$1,175,485	$(239,589)	$1,828,539

Dividend Reinvestment Plan	65,044	1	2,527	-	-	-	2,528
Restricted stock units vested	224,995	2	-	-	-	-	2
Warrant exercised	4,681	-	-	-	-	-	-
Shares withheld related to net share settlement of RSUs	-	-	(6,813)	-	-	-	(6,813)
Stock issued to directors	15,400	-	550	-	-	-	550
Stock options exercised	46,790	1	1,093	-	-	-	1,094
Equity consideration for acquisition	926,192	9	34,853	-	-	-	34,862
Stock -based compensation	-	-	5,184	-	-	-	5,184
Cash dividends of $0.87 per share	-	-	-	-	(69,888)	-	(69,888)
Change in other comprehensive loss	-	-	-	1,204	-	-	1,204
Net income	-	-	-	-	176,042	-	176,042
Balance at December 31, 2017	80,893,379	$891	$932,874	$(2,511)	$1,281,639	$(239,589)	$1,973,304

Cumulative effect of changes in accounting principles	-	-	-	(8,556)	8,556	-	-
Reclassification of tax effects in accumulated other comprehensive income resulting from the new corporate income tax rate	-	-	-	(515)	515	-	-
Dividend Reinvestment Plan	69,084	1	2,821	-	-	-	2,822
Restricted stock units vested	125,207	1	-	-	-	-	1
Warrants exercised	476,064	5	(5)	-	-	-	-
Shares withheld related to net share settlement of RSUs	-	-	(2,440)	-	-	-	(2,440)
Stock issued to directors	16,060	-	649	-	-	-	649
Stock options exercised	35,880	-	838	-	-	-	838
Purchases of treasury stock	(1,113,726)	-	-	-	-	(42,648)	(42,648)
Stock -based compensation	-	-	7,325	-	-	-	7,325
Cash dividends of $1.03 per share	-	-	-	-	(83,446)	-	(83,446)
Change in other comprehensive loss	-	-	-	(6,424)	-	-	(6,424)
Net income	-	-	-	-	271,885	-	271,885
Balance at December 31, 2018	80,501,948	$898	$942,062	$(18,006)	$1,479,149	$(282,237)	$2,121,866

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash Flows from Operating Activities
Net income	$271,885	$176,042	$175,099
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal for credit losses	(4,500)	(2,500)	(15,650)
Provision for losses on other real estate owned	-	691	176
Deferred tax provision	2,343	34,554	15,949
Depreciation and amortization	7,314	7,265	7,490
Net gains on sale and transfers of other real estate owned	(1,187)	(2,661)	(546)
Net gains on sale of loans	-	-	(285)
Proceeds from sale of loans	8,000	7,500	20,079
Originations of loans held for sale	-	-	(12,665)
Loss on sales or disposal of fixed assets	107	-	-
Amortization of alternative energy partnerships, venture capital and other investments	40,871	4,572	28,897
Write-down on impaired securities	-	-	206
Gain on sales and calls of securities	(22)	(1,006)	(5,104)
Other non-cash interest income	(1,576)	(1,740)	(1,272)
Amortization of security premiums, net	3,018	2,945	6,371
Unrealized loss on equity securities	2,787	-	-
Stock based and stock issued to officers and directors compensation expense	7,974	5,734	4,963
Net change in accrued interest receivable and other assets	(13,984)	25,747	13,478
Gain from acquisition	(340)	(5,628)	-
Net change in other liabilities	13,848	(2,641)	(2,784)
Net cash provided by operating activities	336,538	248,874	234,402

Cash Flows from Investing Activities
Decrease in interest bearing deposits	5,000	-	-
Purchase of investment securities available-for-sale	(497,787)	(339,814)	(941,327)
Proceeds from maturity and call of investment securities available-for-sale	341,900	490,950	460,000
Proceeds from sale of investment securities available-for-sale	99,899	111,704	294
Purchase of mortgage-backed securities available-for-sale	-	(267,760)	-
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	105,873	71,645	758,271
Purchase of Federal Home Loan Bank stock	(5,430)	(8,160)	(1,650)
Redemption of Federal Home Loan Bank stock	11,265	13,482	1,650
Redemption of Federal Reserve Bank stock	-	8,733	-
Net increase in loans	(1,125,623)	(963,858)	(1,051,952)
Purchase of premises and equipment	(6,670)	(3,188)	(3,523)
Proceeds from sales of premises and equipment	-	5,598	12
Proceeds from sales of other real estate owned	3,820	18,357	7,699
Increase in investment in affordable housing and alternative energy partnerships	(66,574)	(40,284)	(82,966)
Acquisitions, net of cash acquired	-	(1,392)	-
Net cash used in investing activities	(1,134,327)	(903,987)	(853,492)

Cash Flows from Financing Activities
Net increase in deposits	1,012,284	201,224	1,166,044
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(100,000)	(250,000)	(50,000)
Advances from Federal Home Loan Bank	5,130,000	4,823,000	3,555,000
Repayment of Federal Home Loan Bank borrowings	(5,030,000)	(4,773,000)	(3,480,000)
Cash dividends	(83,428)	(69,888)	(59,274)
Purchase of treasury stock	(42,648)	-	(54,441)
Proceeds from issuance of long-term debt and other borrowings	-	75,000	-
Repayment of long-term debt and other borrowings	(23,040)	-	-
Proceeds from shares issued to Dividend Reinvestment Plan	2,822	2,528	2,277
Proceeds from exercise of stock options	838	1,094	7,661
Taxes paid related to net share settlement of RSUs	(3,550)	(5,128)	(103)
Net cash provided by financing activities	863,278	4,830	1,087,164
Increase/(Decrease) in cash and cash equivalents	65,489	(650,283)	468,074
Cash and cash equivalents, beginning of the year	534,801	1,185,084	717,010
Cash and cash equivalents, end of the year	$600,290	$534,801	$1,185,084

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$116,524	$81,069	$81,793
Income taxes	$65,866	$76,709	$38,671
Non-cash investing and financing activities:
Net change in unrealized holding (loss)/gain on securities available-for-sale, net of tax	$(7,949)	$485	$3,886
Net change in unrealized gain on interest rate swaps designated as cash flow hedges	$1,525	$719	$825
Transfers to other real estate owned from loans held for investment	$5,476	$1,243	$2,698
Loans transferred to loans held for sale	$-	$8,000	$7,953
Loans to facilitate the sale of other real estate owned	$-	$10,500	$2,616
Issuance of stock related to acquisition	$-	$34,862	$-

Supplemental disclosure for acquisitions
Cash and cash equivalents	$-	$283,932	$-
Short-term investments	-	5,000	-
Securities available-for-sale	-	88,044	-
FHLB and FRB stock	-	19,890	-
Loans	-	705,792	-
Premises and equipment	-	6,239	-
Cash surrender value of life insurance	-	46,083	-
Deferred tax assets, net	-	40,690	-
Core deposit intangible	-	6,122	-
Accrued interest receivable and other assets	-	10,689	-
Total assets acquired	-	1,212,481	-

Deposits	-	813,888	-
Advances from Federal Home Loan Bank	-	30,000	-
Accrued interest payable and other liabilities	-	8,512	-
Total liabilities assumed	-	852,400	-
Net assets acquired	$-	$360,081	$-
Cash paid	$-	$285,324	$-
Fair value of common stock issued	-	34,862	-
Total consideration paid	$-	$320,186	$-

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

The Bank is a commercial bank, servicing primarily the individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located. Its operations include the acceptance of checking, savings, and time deposits, and the making of commercial, real estate, and consumer loans. The Bank also offers trade financing, letters of credit, wire transfer, foreign currency spot and forward contracts, Internet banking, investment services, and other customary banking services to its customers. The Bank owns 100% of the common securities of the following subsidiaries: Cathay Holdings LLC and Cathay New Asia Community Development Corporation.

Use of Estimates. The preparation of the Consolidated Financial Statements in accordance with GAAP requires management of the Company to make several estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The significant estimates subject to change relate to the allowance for loan losses.

Concentrations. The Bank was incorporated in California and started its business from California. Therefore, loans originated, and deposits solicited were mainly from California. As of December 31, 2018, gross loans were primarily comprised of 48.0% of commercial mortgage loans, 26.4% of residential mortgage loans, and 19.6% of commercial loans. As of December 31, 2018, approximately 57% of the Bank’s residential mortgages were for properties located in California.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

Securities. Securities are classified as held-to-maturity when management has the ability and intent to hold these securities until maturity. Securities are classified as available-for-sale when management intends to hold the securities for an indefinite period of time, or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to manage interest rate exposure and resultant prepayment risk and liquidity needs. Securities are classified as trading securities when management intends to sell the securities in the near term. Securities purchased are designated as held-to-maturity, available-for-sale, equity securities or trading securities at the time of acquisition.

Securities held-to-maturity are stated at cost, adjusted for the amortization of premiums and the accretion of discounts on a level-yield basis. The carrying value of these assets is not adjusted for temporary declines in fair value since the Company has the positive intent and ability to hold them to maturity. Securities available-for-sale are carried at fair value, and any unrealized holding gains, or losses are excluded from earnings and reported as a separate component of stockholders’ equity, net of tax, in accumulated other comprehensive income until realized. Realized gains or losses are determined on the specific identification method. Premiums and discounts are amortized or accreted as adjustment of yield on a level-yield basis. Equity securities are carried at fair value, and any unrealized holding gains, or losses are included in earnings and reported under non-interest income in the consolidated statements of operations and comprehensive income.

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

Investment in Federal Home Loan Bank (“FHLB”) Stock. As a member of the FHLB system the Bank is required to maintain an investment in the capital stock of the FHLB. The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB. FHLB stock is carried at cost and is pledged as collateral to the FHLB. FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value. The carrying amount of the FHLB stock was $17.3 million at December 31, 2018, and $23.1 million at December 31, 2017. As of December 31, 2018, the Company owned 172,500 shares of FHLB stock, which exceeded the minimum stock requirement of 150,000 shares.

Loans Held for Investment. Loans receivable that the Company has the intent and ability to hold for the foreseeable future or until maturity are stated at their outstanding principal, reduced by an allowance for loan losses and net of deferred loan fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method or straight-line method. Discounts or premiums on purchased loans are accreted or amortized to interest income using the effective interest method or straight-line method over the remaining period to contractual maturity. Interest on loans is calculated using the simple-interest method on daily balances of the principal amounts outstanding based on an actual or 360-day basis. Generally, loans are placed on nonaccrual status when they become 90 days past due. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. Loans are also placed on nonaccrual status when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes uncertain, regardless of the length of past due status. Once a loan is placed on nonaccrual status, interest accrual is discontinued, and all unpaid accrued interest is reversed against interest income. Interest payments received on nonaccrual loans are reflected as a reduction of principal and not as interest income. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan.

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

Unfunded Loan Commitments. Unfunded loan commitments are generally related to providing credit facilities to clients of the Bank and are not actively traded financial instruments. These unfunded commitments are disclosed as off-balance sheet financial instruments in Note 13 in the Notes to Consolidated Financial Statements.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Investments in Affordable Housing Partnerships and Other Tax Credit Investments. The Company is a limited partner in limited partnerships that invest in low-income housing projects that qualify for Federal and/or State income tax credits and limited partnerships that invests in alternative energy systems. As further discussed in Note 6, the partnership interests are accounted for utilizing the equity method of accounting. As of December 31, 2018, nine of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The Company therefore consolidated the financial statements of these nine limited partnerships into its Consolidated Financial Statements. The tax credits from these partnerships are recognized in the consolidated financial statements to the extent they are utilized on the Company’s income tax returns. The investments are reviewed for impairment on an annual basis or on an interim basis if an event occurs that would trigger potential impairment.

Investments in Venture Capital. The Company invests in limited partnerships that invest in nonpublic companies. These are commonly referred to as venture capital investments. These limited partnership interests are carried under the cost method with other-than-temporary impairment charged against net income.

Goodwill and Goodwill Impairment. Goodwill and other intangible assets are assessed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company performed its annual impairment test and determined no impairment existed as of December 31, 2018.

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

Bank-Owned Life Insurance. We have purchased single premium life insurance policies (“bank-owned life insurance”) on certain officers. The Bank is the beneficiary under each policy. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier and pay a fixed dollar amount to the beneficiary designated by the officer. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due, if any, that are probable at settlement.

Stock-Based Compensation. Stock option compensation expense is calculated based on the fair value of the award at the grant date for those options expected to vest and is recognized as an expense over the vesting period of the grant using the straight-line method. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate. The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Restricted stock units are valued at the closing price of the Company’s stock on the date of the grant.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

Segment Reporting. Through our branch network and lending units, we provide a broad range of financial services to individuals and companies. These services include demand, time and savings deposits; and commercial and industrial, real estate and consumer lending. While our chief decision makers monitor the revenue streams of our various products and services, operations are managed, and financial performance is evaluated on a company-wide basis. Accordingly, we consider all of our operations to be aggregated in one reportable operating segment.

Accounting Standards adopted in 2018

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance replaces existing revenue recognition guidance for contracts to provide goods or services to customers and amends existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate. ASU 2014-09 clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. ASU 2014-09 as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. Our revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. Accordingly, the new standard did not affect a majority of the Company’s revenues. In addition, the new standard did not materially impact the timing or measurement of the Company’s revenue recognition as it is consistent with the Company’s existing accounting for contracts within the scope of the new standard. The Company adopted this guidance as of January 1, 2018 using the modified retrospective method where there was no cumulative effect adjustment to retained earnings as a result of adopting this new standard. The Company believes the standard did not have a material impact on our consolidated financial statements. The Company has provided a disaggregation of the significant categories of revenues within the scope of this guidance and expanded the qualitative disclosures of the Company’s noninterest income. See Note 17 - Revenue from Contracts with Customers for additional information.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This update requires an entity to measure equity investments with readily determinable fair values at fair value with changes in fair value recognized in net income. Equity investment without readily determinable fair values will be measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment and any amount by which the carrying value exceeding the fair value will be recognized as an impairment in net income. This update also requires an entity to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price option. In addition, this update requires separate presentation in comprehensive income for changes in the fair value of a liability and in the balance sheet by measurement category and form of financial asset. ASU 2016-01 became effective for interim and annual periods beginning after December 15, 2017.  The adoption of the amendment resulted in approximately $8.6 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018, and decreased pre-tax income by $2.8 million for the year ended December 31, 2018. See Note 7 – Investment Securities. Also, beginning in the first quarter of 2018, the Company has adopted the exit price notion on fair value measurement of its loan portfolio. As a result of this fair value change, the prior-year figures shown for loans on Note - 18 for comparative purposes will no longer be comparable.

In February 2018, FASB issued ASU 2018-02 to help organizations address certain stranded income tax effects in accumulated other comprehensive income (“AOCI”) resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Legislation”). The amendment provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the changes in the U.S. federal corporate income tax rate in the Tax Legislation (or portion thereof) is recorded. The amendment also includes disclosure requirements regarding the issuer’s accounting policy for releasing income tax effects from AOCI. The amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, and organizations should apply the provisions of the amendment either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Legislation is recognized. The Company elected to reclassify the income tax effects of the Tax Legislation from accumulated other comprehensive income to retained earnings effective January 1, 2018. This resulted in the reclassification of $515,000 from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018.    See Note 12 – Stockholders Equity and Earnings per Share.

Recent Accounting Pronouncements

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

The new standard is effective for us on January 1, 2019, with early adoption permitted. We have adopted the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required under the new standard for the comparative periods. We expect to use the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

On adoption, we currently expect to recognize additional operating liabilities ranging from $32 million to $37 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This update requires an entity to use a broader range of reasonable and supportable forecasts, in addition to historical experience and current conditions, to develop an expected credit loss estimate for financial assets and net investments that are not accounted for at fair value through net income. ASU 2016-13 becomes effective for interim and annual periods beginning after December 15, 2019. The Company has designated a management team and begun its implementation efforts by identifying key interpretive issues, assessing its processes and identifying the system requirements against the new guidance to determine what modifications may be required. Management has also selected a loss forecasting modeling approach and has engaged a vendor to assist in the design and implementation of the loss forecasting modeling. The implementation efforts also involve, but are not limited to, assessing potential macroeconomic factors that will be used to determine the reasonable and supportable forecast period. The Company has not yet determined the effect of ASU 2016-13 on its accounting policies or the impact on the Company's consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815),” which targeted improvements to accounting for hedging activities. The amendments in this update are intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2017-12 will be effective for us on January 1, 2019 and is not expected to have a significant impact on our financial statements.

ASU 2018-16, “Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct U.S. Treasury obligations, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. ASU 2018-16 will be effective for us on January 1, 2019 and is not expected to have a significant impact on our financial statements.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The fair value of the assets and the liabilities acquired as of July 14, 2017 are shown below:

SinoPac Bancorp
Assets acquired:
Cash and cash equivalents	$283,932
Short-term investments	5,000
Securities available-for-sale	88,044
FHLB and FRB stock	19,890
Loans	705,792
Premises and equipment	6,239
Cash surrender value of life insurance	46,083
Deferred tax assets, net	40,690
Core deposit intangible	6,122
Accrued interest receivable and other assets	10,689
Total assets acquired	1,212,481
Liabilities assumed:
Deposits	813,888
Advances from the Federal Home Loan Bank	30,000
Accrued interest payable and other liabilities	8,512
Total liabilities assumed	852,400
Net assets acquired	$360,081

Cash paid	$285,324
Fair value of common stock issued	34,862
Total consideration paid	$320,186

Purchase price payable to SinoPac	34,267
Total consideration	$354,453
Gain from acquisition	$5,628

3.	Cash and Cash Equivalents

The Company manages its cash and cash equivalents, which consist of cash on hand, amounts due from banks, federal funds sold, and short-term investments with original maturity of three months or less, based upon the Company’s operating, investment, and financing activities. For the purpose of reporting cash flows, these same accounts are included in cash and cash equivalents.

The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were $5.4 million for 2018 and $7.5 million for 2017. The average excess balance with Federal Reserve Bank was $258.6 million in 2018 and $359.5 million in 2017.   At December 31, 2018, the Bancorp had $1.8 million on deposit in a cash margin account that serves as collateral for the Bancorp’s interest rate swaps.

In the consolidated statement of cash flows, the amounts for the year ended December 31, 2017 have been corrected in the current year and differ from the previously reported amounts of $796.3 million for decrease/(increase) in short-term investment and interest bearing deposits, $118.4 million for acquisitions, net of cash acquired, $224.7 million for net cash used by investing activities, $29.0 million increase in cash and cash equivalents, $218.0 million for cash and cash equivalents, beginning of period and $247.1 million for cash and cash equivalents, end of period. The amounts for the year ended December 31, 2016 have been corrected in the current year and differ from the previously reported amounts of $430.2 million for decrease/(increase) in short-term investment and interest bearing deposits, $1.3 billion for net cash used by investing activities, $37.9 million for increase in cash and cash equivalents, $180.1 million for cash and cash equivalents, beginning of period and $218.0 million for cash and cash equivalents, end of period. In footnote 2, the amounts for the year ended December 31, 2017 have been corrected in the current year and differ from the previously reported amounts of $166.9 million for cash and cash equivalents and $122.0 million for short term investments.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

4.	Investment Securities

Investment Securities. The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of debt securities available-for-sale as of December 31, 2018 and debt and equity investment securities as of December 31, 2017:

	As of December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$124,801	$-	$50	$124,751
U.S. government agency entities	6,066	-	195	5,871
U.S. government sponsored entities	400,000	-	11,638	388,362
Mortgage-backed securities	670,874	960	15,089	656,745
Collateralized mortgage obligations	1,005	-	28	977
Corporate debt securities	64,985	818	-	65,803
Total securities available-for-sale	$1,267,731	$1,778	$27,000	$1,242,509

	As of December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$249,877	$-	$357	$249,520
U.S. government agency entities	9,047	11	70	8,988
U.S. government sponsored entities	400,000	-	9,664	390,336
State and municipal securities	1,944	-	30	1,914
Mortgage-backed securities	577,987	241	6,259	571,969
Collateralized mortgage obligations	1,533	-	17	1,516
Corporate debt securities	80,007	1,291	17	81,281
Mutual funds	6,500	-	270	6,230
Preferred stock of government sponsored entities	5,842	4,260	-	10,102
Other equity securities	3,608	8,162	-	11,770
Total securities available-for-sale	$1,336,345	$13,965	$16,684	$1,333,626

The amortized cost and fair value of investment securities at December 31, 2018, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-for-Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$124,807	$124,757
Due after one year through five years	465,813	455,010
Due after five years through ten years	6,078	5,856
Due after ten years	671,033	656,886
Total	$1,267,731	$1,242,509

There were no sales of mortgage-backed securities during 2018 and 2017. Proceeds of $105.9 million were from repayments, maturities and calls of mortgage-backed securities during 2018 compared to proceeds of $71.6 million from repayments, maturities, and calls during 2017. Proceeds from sales of other investment securities were $99.9 million during 2018 compared to $111.7 million during 2017. Proceeds from maturities and calls of other investment securities were $341.9 million during 2018 compared to $491.0 million during 2017. In 2018, gains of $36,000 and losses of $14,000 were realized on sales and calls of investment securities compared with gains of $1.7 million and losses of $710,000 realized in 2017.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The temporarily impaired securities represent 84.9% of the fair value of investment securities as of December 31, 2018. Unrealized losses for securities with unrealized losses for less than twelve months represent 0.4%, and securities with unrealized losses for twelve months or more represent 2.8%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rates or spreads subsequent to the date that these securities were purchased. At December 31, 2018, 90 issues of securities had unrealized losses for 12 months or longer and 14 issues of securities had unrealized losses of less than 12 months.

Total unrealized losses of $27.0 million at December 31, 2018, were primarily caused by increases in interest rates or the widening of credit and liquidity spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment.

At December 31, 2018, management believed the impairment was temporary and, accordingly, no impairment loss on debt securities has been recognized in our Consolidated Statements of Operations. The Company expects to recover the amortized cost basis of its debt securities and has no intent to sell and believes it is more likely than not that it will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of December 31, 2018, and December 31, 2017:

	As of December 31, 2018
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$124,751	$51	4	$-	$-	-	$124,751	$51	4
U.S. government agency entities	3,388	77	2	2,483	118	2	5,871	195	4
U.S. government sponsored entities	-	-	-	388,362	11,637	8	388,362	11,637	8
Mortgage-backed securities	48,528	502	8	507,701	14,587	74	556,229	15,089	82
Collateralized mortgage obligations	-	-	-	977	28	6	977	28	6
Total securities available-for-sale	$176,667	$630	14	$899,523	$26,370	90	$1,076,190	$27,000	104

	As of December 31, 2017
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$199,823	$62	4	$49,697	$295	2	$249,520	$357	6
U.S. government agency entities	5,711	70	3	-	-	-	5,711	70	3
U.S. government sponsored entities	-	-	-	390,336	9,664	8	390,336	9,664	8
State and municipal securities	1,914	30	2	-	-	-	1,914	30	2
Mortgage-backed securities	342,436	3,147	48	178,617	3,112	13	521,053	6,259	61
Collateralized mortgage obligations	1,516	17	5	-	-	-	1,516	17	5
Corporate debt securities	5,015	17	1	-	-	-	5,015	17	1
Mutual funds	-	-	-	6,230	270	1	6,230	270	1
Total securities available-for-sale	$556,415	$3,343	63	$624,880	$13,341	24	$1,181,295	$16,684	87

Investment securities having a carrying value of $28.5 million at December 31, 2018, and $272.2 million at December 31, 2017, were pledged to secure public deposits, other borrowings, treasury tax and loan, securities sold under agreements to repurchase, and foreign exchange transactions.

The adoption of ASU 2016-01 resulted in approximately $8.6 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018. For the year ended December 31, 2018, the Company recognized a net loss of $2.8 million due to the decrease in fair value of equity investments with readily determinable fair values. Equity securities were $25.1 million as of December 31, 2018, compared to $28.1 million as of December 31, 2017.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

5.	Loans

Most of the Company’s business activity is in markets with a concentration of Chinese-American individuals and businesses located in Southern and Northern California; New York City; Houston and Dallas, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; Nevada; and Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral.

The components of loans in the Consolidated Balance Sheets as of December 31, 2018, and December 31, 2017, were as follows:

	As of December 31,
	2018	2017
	(In thousands)
Type of Loans:
Commercial loans	$2,741,965	$2,461,266
Real estate construction loans	581,454	678,805
Commercial mortgage loans	6,724,200	6,482,695
Residential mortgage loans	3,693,853	3,062,050
Equity lines	249,967	180,304
Installment and other loans	4,349	5,170
Gross loans	13,995,788	12,870,290
Less:
Allowance for loan losses	(122,391)	(123,279)
Unamortized deferred loan fees	(1,565)	(3,245)
Total loans and leases, net	$13,871,832	$12,743,766
Loans held for sale	$-	$8,000

The Company pledged real estate loans of $9.7 billion at December 31, 2018, and $8.4 billion at December 31, 2017, to the Federal Home Loan Bank of San Francisco under its blanket lien pledging program. In addition, the Bank pledged $21.2 million at December 31, 2018, and $36.1 million at December 31, 2017, of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program.

Loans serviced for others as of December 31, 2018, totaled $300.5 million and were comprised of $103.2 million of residential mortgages, $50.8 million of commercial real estate loans, $105.9 million of construction loans, and $40.6 million of commercial loans.

The Company has entered into transactions with its directors, executive officers, or principal holders of its equity securities, or the associates of such persons (“Related Parties”). All loans to Related Parties were current as of December 31, 2018. An analysis of the activity with respect to loans to Related Parties for the years indicated is as follows:

	December 31,
	2018	2017
	(In thousands)
Balance at beginning of year	$66,593	$51,327
Additional loans made	18,580	53,584
Payment received	(37,910)	(38,318)
Balance at end of year	$47,263	$66,593

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

At December 31, 2018, recorded investment in impaired loans totaled $106.9 million and were comprised of nonaccrual loans, excluding loans held for sale, of $41.8 million and accruing TDR’s of $65.1 million. At December 31, 2017, recorded investment in impaired loans totaled $117.4 million and were comprised of nonaccrual loans, excluding loans held for sale, of $48.8 million and accruing TDR’s of $68.6 million. The average balance of impaired loans was $122.6 million in 2018 and $127.1 million in 2017. We considered all non-accrual loans and TDRs to be impaired. Interest recognized on impaired loans totaled $3.2 million in 2018 and $3.3 million in 2017. The Bank recognizes interest income on impaired loans based on its existing method of recognizing interest income on non-accrual loans except accruing TDRs. For impaired loans, the amounts previously charged off represent 9.3% and 7.2% of the contractual balances for impaired loans at December 31, 2018 and 2017, respectively.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	As of December 31, 2018			As of December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance
Commercial loans	$32,015	$30,368	$-	$43,483	$42,702	$-
Real estate construction loans	5,776	4,873	-	8,821	8,185	-
Commercial mortgage loans	34,129	24,409	-	37,825	31,029	-
Residential mortgage and equity lines	5,685	5,665	-	1,301	1,301	-
Subtotal	$77,605	$65,315	$-	$91,430	$83,217	$-
With allocated allowance
Commercial loans	$6,653	$6,570	$1,837	$891	$793	$43
Commercial mortgage loans	27,099	27,063	877	21,733	21,635	1,738
Residential mortgage and equity lines	8,934	7,938	1,088	13,022	11,708	353
Subtotal	$42,686	$41,571	$3,802	$35,646	$34,136	$2,134
Total impaired loans	$120,291	$106,886	$3,802	$127,076	$117,353	$2,134

The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	For the year ended December 31,
	2018	2017	2016	2018	2017	2016
	Average Recorded Investment			Interest Income Recognized
	(In thousands)
Commercial loans	$44,486	$26,957	$21,199	$685	$1,303	$767
Real estate construction loans	6,835	26,695	10,362	-	-	-
Commercial mortgage loans	57,596	58,635	81,905	2,125	1,618	2,214
Residential mortgage and equity lines	13,679	14,780	17,553	356	381	481
Subtotal	$122,596	$127,067	$131,019	$3,166	$3,302	$3,462

The following is a summary of non-accrual loans as of December 31, 2018, 2017, and 2016 and the related net interest foregone for the years then ended:

	2018	2017	2016
	(In thousands)
Non-accrual portfolio loans	$41,815	$48,787	$49,682
Non-accrual loans held-for-sale	-	8,000	7,500
Total non-accrual loans	$41,815	$56,787	$57,182

Contractual interest due	$1,618	$3,254	$1,573
Interest recognized	66	86	95
Net interest foregone	$1,552	$3,168	$1,478

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the aging of the loan portfolio by type as of December 31, 2018, and December 31, 2017:

	As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$25,494	$2,454	$514	$18,805	$47,267	$2,694,698	$2,741,965
Real estate construction loans	-	3,156	-	4,872	8,028	573,426	581,454
Commercial mortgage loans	10,797	8,545	3,259	10,611	33,212	6,690,988	6,724,200
Residential mortgage loans	9,687	336	-	7,527	17,550	3,926,270	3,943,820
Installment and other loans	-	-	-	-	-	4,349	4,349
Total loans	$45,978	$14,491	$3,773	$41,815	$106,057	$13,889,731	$13,995,788

	As of December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$11,079	$5,192	$-	$14,296	$30,567	$2,430,699	$2,461,266
Real estate construction loans	3,028	-	-	8,185	11,213	667,592	678,805
Commercial mortgage loans	17,573	5,602	-	19,820	42,995	6,439,700	6,482,695
Residential mortgage loans	6,613	732	-	6,486	13,831	3,228,523	3,242,354
Installment and other loans	103	-	-	-	103	5,067	5,170
Total loans	$38,396	$11,526	$-	$48,787	$98,709	$12,771,581	$12,870,290

The determination of the amount of the allowance for credit losses for problem loans is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. This allowance evaluation process is also applied to TDRs since the Bank deems TDRs to be impaired loans. The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

At December 31, 2018, accruing TDRs were $65.1 million and non-accrual TDRs were $24.2 million compared to accruing TDRs of $68.6 million and non-accrual TDRs of $33.4 million at December 31, 2017. The Company had allocated specific reserves of $1.5 million to accruing TDRs and $826,000 to non-accrual TDRs at December 31, 2018, and $1.9 million to accruing TDRs and $83,000 to non-accrual TDRs at December 31, 2017. The following table presents TDRs that were modified during 2018, their specific reserve at December 31, 2018, and charge-offs during 2018:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-offs
	(Dollars in thousands)

Commercial loans	23	$13,290	$13,290	$1,384	$-
Commercial mortgage loans	7	14,626	14,626	111	-
Residential mortgage and equity lines	4	1,214	1,214	23	-
Total	34	$29,130	$29,130	$1,518	$-

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents TDRs that were modified during 2017, their specific reserve at December 31, 2017, and charge-offs during 2017:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-offs
	(Dollars in thousands)

Commercial loans	16	$29,590	$29,590	$7	$-
Real estate construction loans	2	27,683	27,683	-	-
Commercial mortgage loans	9	19,380	19,075	1,496	305
Residential mortgage and equity lines	4	1,088	1,088	53	-
Total	31	$77,741	$77,436	$1,556	$305

The following table presents TDRs that were modified during 2016, their specific reserve at December 31, 2016, and charge-offs during 2016:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-off
	(Dollars in thousands)

Commercial loans	24	$30,215	$29,385	$1,746	$830
Commercial mortgage loans	4	4,153	4,153	34	-
Residential mortgage and equity lines	2	367	367	-	-
Total	30	$34,735	$33,905	$1,780	$830

A summary of TDRs by type of concession and by type of loans as of December 31, 2018, and December 31, 2017, are shown below:

	December 31, 2018
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$18,135	$-	$-	$18,135
Commercial mortgage loans	14,022	7,420	19,418	40,860
Residential mortgage loans	3,353	327	2,396	6,076
Total accruing TDRs	$35,510	$7,747	$21,814	$65,071

	December 31, 2018
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$13,771	$-	$-	$13,771
Commercial mortgage loans	3,682	-	4,884	8,566
Residential mortgage loans	1,741	-	111	1,852
Total non-accrual TDRs	$19,194	$-	$4,995	$24,189

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

	December 31, 2017
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$29,199	$-	$-	$29,199
Commercial mortgage loans	11,504	5,871	15,468	32,843
Residential mortgage loans	3,416	335	2,772	6,523
Total accruing TDRs	$44,119	$6,206	$18,240	$68,565

	December 31, 2017
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$12,944	$-	$-	$12,944
Commercial mortgage loans	6,231	1,677	11,113	19,021
Residential mortgage loans	1,297	-	154	1,451
Total non-accrual TDRs	$20,472	$1,677	$11,267	$33,416

The activity within our TDR loans for 2018, 2017, and 2016 are shown below:

Accruing TDRs	2018	2017	2016
	(In thousands)
Beginning balance	$68,565	$65,393	$81,680
New restructurings	26,114	73,426	26,965
Restructured loans restored to accrual status	2,896	-	10,303
Charge-offs	-	-	(88)
Payments	(30,406)	(54,095)	(24,192)
Restructured loans placed on non-accrual	(2,098)	(13,919)	(13,984)
Expiration of loan concession	-	(2,240)	(15,291)
Ending balance	$65,071	$68,565	$65,393

Non-accrual TDRs	2018	2017	2016
	(In thousands)
Beginning balance	$33,416	$29,722	$39,923
New restructurings	3,015	4,009	6,940
Restructured loans placed on non-accrual	2,098	13,919	13,984
Charge-offs	(2,347)	(1,650)	(5,271)
Payments	(9,097)	(11,341)	(15,551)
Foreclosures	-	(1,243)	-
Restructured loans restored to accrual status	(2,896)	-	(10,303)
Ending balance	$24,189	$33,416	$29,722

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as a TDR during the previous twelve months and which had subsequently defaulted as of December 31, 2018.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty. As of December 31, 2018, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

As part of the on-going monitoring of the credit quality of our loan portfolio, the Company utilizes a risk grading matrix to assign a risk grade to each loan. Loans are risk rated based on analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes a review of sources of repayment, the borrower’s current financial and liquidity status and other relevant information. The risk rating categories can be generally described by the following grouping for non-homogeneous loans:

●	Pass/Watch – These loans range from minimal credit risk to lower than average, but still acceptable, credit risk.

●	Special Mention – Borrower is fundamentally sound, and the loan is currently protected but adverse trends are apparent that, if not corrected, may affect ability to repay. Primary source of loan repayment remains viable but there is increasing reliance on collateral or guarantor support.

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

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loans as an active asset is no longer warranted.

The following tables present loan portfolio by risk rating as of December 31, 2018, and as of December 31, 2017:

	As of December 31, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,603,901	$87,987	$50,077	$-	$2,741,965
Real estate construction loans	514,406	62,175	4,873	-	581,454
Commercial mortgage loans	6,337,368	304,791	82,041	-	6,724,200
Residential mortgage and equity lines	3,934,762	-	9,058	-	3,943,820
Installment and other loans	4,349	-	-	-	4,349
Total gross loans	$13,394,786	$454,953	$146,049	$-	$13,995,788

Loans held for sale	$-	$-	$-	$-	$-

	As of December 31, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,281,698	$118,056	$61,503	$9	$2,461,266
Real estate construction loans	616,411	54,209	8,185	-	678,805
Commercial mortgage loans	6,004,258	308,924	169,513	-	6,482,695
Residential mortgage and equity lines	3,232,606	-	9,748	-	3,242,354
Installment and other loans	5,170	-	-	-	5,170
Total gross loans	$12,140,143	$481,189	$248,949	$9	$12,870,290

Loans held for sale	$-	$-	$8,000	$-	$8,000

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of December 31, 2018, and as of December 31, 2017.

		Real Estate	Commercial	Residential
	Commercial	Construction	Mortgage	Mortgage	Consumer
	Loans	Loans	Loans	and Equity Lines	and Other	Total
	(In thousands)
December 31, 2018
Loans individually evaluated for impairment
Allowance	$1,837	$-	$877	$1,088	$-	$3,802
Balance	$36,940	$4,873	$51,471	$13,602	$-	$106,886

Loans collectively evaluated for impairment
Allowance	$53,141	$19,626	$32,610	$13,194	$18	$118,589
Balance	$2,705,025	$576,581	$6,672,729	$3,930,218	$4,349	$13,888,902

Total allowance	$54,978	$19,626	$33,487	$14,282	$18	$122,391
Total balance	$2,741,965	$581,454	$6,724,200	$3,943,820	$4,349	$13,995,788

December 31, 2017
Loans individually evaluated for impairment
Allowance	$43	$-	$1,738	$353	$-	$2,134
Balance	$43,495	$8,185	$52,664	$13,009	$-	$117,353

Loans collectively evaluated for impairment
Allowance	$49,753	$24,838	$35,872	$10,660	$22	$121,145
Balance	$2,417,771	$670,620	$6,430,031	$3,229,345	$5,170	$12,752,937

Total allowance	$49,796	$24,838	$37,610	$11,013	$22	$123,279
Total balance	$2,461,266	$678,805	$6,482,695	$3,242,354	$5,170	$12,870,290

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)
2017 Beginning Balance	$49,203	$23,268	$34,864	$11,620	$11	$118,966

Provision/(reversal) for loan losses	504	1,341	(3,723)	(626)	4	(2,500)

Charge-offs	(3,313)	-	(860)	-	-	(4,173)
Recoveries	3,402	229	7,329	19	7	10,986
Net Recoveries	89	229	6,469	19	7	6,813

2017 Ending Balance	$49,796	$24,838	$37,610	$11,013	$22	$123,279
Reserve for impaired loans	$43	$-	$1,738	$353	$-	$2,134
Reserve for non-impaired loans	$49,753	$24,838	$35,872	$10,660	$22	$121,145
Reserve for off-balance sheet credit commitments	$2,919	$1,360	$114	$190	$5	$4,588

2018 Beginning Balance	$49,796	$24,838	$37,610	$11,013	$22	$123,279

Provision/(reversal) for loan losses	3,936	(5,389)	(6,289)	3,246	(4)	(4,500)

Charge-offs	(629)	-	(2,348)	(229)	-	(3,206)
Recoveries	1,875	177	4,514	252	-	6,818
Net Recoveries	1,246	177	2,166	23	-	3,612

2018 Ending Balance	$54,978	$19,626	$33,487	$14,282	$18	$122,391
Reserve for impaired loans	$1,837	$-	$877	$1,088	$-	$3,802
Reserve for non-impaired loans	$53,141	$19,626	$32,610	$13,194	$18	$118,589
Reserve for off-balance sheet credit commitments	$1,161	$745	$95	$246	$3	$2,250

An analysis of the activity in the allowance for credit losses for the years ended December 31, 2018, 2017, and 2016 is as follows:

	For the year ended December 31,
	2018	2017	2016
Allowance for Loan Losses	(In thousands)
Balance at beginning of year	$123,279	$118,966	$138,963
Reversal for credit losses	(4,500)	(2,500)	(15,650)
Loans charged off	(3,206)	(4,173)	(18,903)
Recoveries of charged off loans	6,818	10,986	14,556
Balance at end of year	$122,391	$123,279	$118,966

Reserve for Off-balance Sheet Credit Commitments
Balance at beginning of year	$4,588	$3,224	$1,494
(Reversal)/provision for credit losses and transfers	(2,338)	1,364	1,730
Balance at end of year	$2,250	$4,588	$3,224

Residential mortgage loans in process of formal foreclosure proceedings were $862,000 at December 31, 2018, compared to $3.5 million at December 31, 2017.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

6.	Investments in Affordable Housing and Alternative Energy Partnerships

The Company holds ownership interests in a number of limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States and alternative energy partnerships that qualify for energy tax credits. The Company evaluates its interests in these partnerships to determine whether they meet the definition of a Variable Interest Entity (“VIE”) and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company's involvement with the VIE. While the Company has determined that its interests in these entities meet the definition of a variable interest in accordance with ASC 810, the Company has determined that the Company is not the primary beneficiary in all but nine of these partnerships because the Company does not have the power to direct the activities that most significantly impact the economic performance of the entities including operational and credit risk management activities.  As the Company is not the primary beneficiary, the Company did not consolidate the entities.

The investments in these entities approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $282.7 million and $272.9 million as of December 31, 2018 and 2017, respectively.

The Company’s investments in these partnerships, net, are presented in the table below:

	As of December 31,
(In thousands)	2018	2017

Investments in affordable housing partnerships, net	$259,046	$260,112
Other borrowings for affordable housing limited partnerships	$17,298	$17,481
Investments in affordable housing and alternative energy partnerships, unfunded commitments	$113,046	$124,657
Investments in alternative energy tax credit partnerships, net	$23,688	$12,759

At December 31, 2018, nine of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s Consolidated Financial Statements increased total assets and liabilities by $23.8 million at December 31, 2018, and by $23.6 million at December 31, 2017. Recourse in other borrowings for affordable housing limited partnerships is limited to the assets of the limited partnerships. Investments in alternative energy partnerships were $23.7 million as of December 31, 2018. At December 31, 2018, $7.8 million of this investment is in an escrow account with a major bank. These funds will be disbursed in 2019 for solar energy systems to be installed in 2019 and will generate solar tax credits of $8.0 million. Unfunded commitments for affordable housing limited partnerships and alternative energy tax credit partnerships were recorded under other liabilities.

The Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships, net, are estimated to be paid as follows:

Amount
Year Ending December 31,	(In thousands)
2019	$55,962
2020	29,267
2021	11,669
2022	11,182
2023	1,473
Thereafter	3,493
Total unfunded commitments	$113,046

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Each of the partnerships must meet regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining tax credits to be utilized over a multiple-year period are $200.5 million for Federal and $1.8 million for state as of December 31, 2018. Losses in excess of the Bank’s investment in three limited partnerships have not been recorded in the Company’s Consolidated Financial Statements because the Company had fully satisfied all capital commitments required under the respective limited partnership agreements. In 2018, non-interest expense included a $4.5 million impairment charge for investments in low income housing partnerships. In 2017, the Bank took a $2.6 million pretax write-down of low-income housing tax credit investments, as a result of the enactment of the Tax Cuts and Jobs Act.

The following table summarizes the Company’s usage of affordable housing and other tax credits including energy tax credits.

	As of December 31,
(In thousands)	2018	2017	2016

Affordable housing and other tax credits recognized	$18,860	$17,727	$13,422
Alternative energy tax credit usage	$15,013	$3,301	$24,472

7.	Premises and Equipment

Premises and equipment consisted of the following as of December 31, 2018, and December 31, 2017:

	As of December 31,
	2018	2017
	(In thousands)
Land and land improvements	$42,476	$42,476
Building and building improvements	79,389	79,179
Furniture, fixtures and equipment	56,503	53,529
Leasehold improvement	17,075	15,496
Construction in process	1,150	335
	196,593	191,015
Less: Accumulated depreciation/amortization	93,404	87,951
Premises and equipment, net	$103,189	$103,064

The amount of depreciation/amortization included in operating expense was $6.4 million in 2018, $6.5 million in 2017, and $6.8 million in 2016.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

8.	Deposits

The following table displays deposit balances as of December 31, 2018, and December 31, 2017:

	As of December 31,
	2018	2017
	(In thousands)

Demand	$2,857,443	$2,783,127
NOW accounts	1,365,763	1,410,519
Money market accounts	2,027,404	2,248,271
Saving accounts	738,656	857,199
Time deposits	6,713,074	5,390,777
Total	$13,702,340	$12,689,893

Time deposits outstanding as of December 31, 2018, mature as follows.

	Expected Maturity Date at December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
	(In thousands)
Time deposits	$5,639,064	$538,309	$497,601	$719	$37,370	$11	$6,713,074

Accrued interest payable on customer deposits was $10.5 million at December 31, 2018, $4.4 million at December 31, 2017, and $2.9 million at December 31, 2016. The following table summarizes the interest expense on deposits by account type for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Interest bearing demand	$2,718	$2,242	$1,740
Money market accounts	16,202	15,062	13,308
Saving accounts	1,583	1,772	1,046
Time deposits	86,368	46,768	43,327
Total	$106,871	$65,844	$59,421

The aggregate amount of domestic time deposits in denominations that meet or exceed the current FDIC insurance limit of $250,000 was $2.8 billion and $1.9 billion as of December 31, 2018 and 2017, respectively. Foreign offices time deposits of $174.4 million and $152.0 million as of December 31, 2018 and 2017, respectively, were in denominations of $250,000 or more.

9.	Borrowed Funds

Securities sold under agreements to repurchase were zero at December 31, 2018, compared to $100.0 million with a weighted average rate of 2.86% at December 31, 2017. As of December 31, 2017, two fixed rate non-callable securities sold under agreements to repurchase totaling $100 million with a weighted average rate of 2.86% as of December 31, 2017.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. There were no repurchase agreements at December 31, 2018. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities and mortgage-backed securities with a fair value of $108.4 million as of December 31, 2017.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	2018	2017	2016
	(Dollars in thousands)

Average amount outstanding during the year (1)	$49,589	$136,849	$381,967
Maximum amount outstanding at month-end (2)	100,000	150,000	400,000
Balance, December 31	-	100,000	350,000
Rate, December 31	-%	2.86%	4.06%
Weighted average interest rate for the year	-%	3.11%	4.01%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were January 2018, January 2017, and January 2016.

As of December 31, 2018, over-night borrowings from the FHLB were $200.0 million at a rate of 2.56% compared to $325.0 million at a rate of 1.41% at December 31, 2017. As of December 31, 2018, the advances from the FHLB were $330 million at a rate of 2.42% compared to $105 million at a rate of 1.41% as of December 31, 2017. As of December 31, 2018, final maturity for the FHLB advances is $260 million in January 2019, $50 million in December 2019, and $20 million in May 2023.

Pursuant to the Stock Purchase Agreement with Bank SinoPac Co. Ltd, the Company paid $100 million of the purchase price on November 14, 2017. The residual payable balance of $35.2 million has a floating rate of three-month LIBOR rate plus 150 basis points. As of December 31, 2018, outstanding payable balance of $17.6 million has an interest rate of 4.30%. The remaining payments are $10.6 million in July 2019 and $7.0 million in July 2020 together with applicable accrued interest.

On October 12, 2017, the Bank entered into a term loan agreement of $75.0 million with U.S. Bank. The principal amount outstanding as of December 31, 2018 was $70.3 million. The loan has a floating rate of one-month LIBOR plus 175 basis points. As of December 31, 2018, the term loan has an interest rate of 4.125% compared to 3.125% at December 31, 2017. The principal amount of the long-term debt from U.S. Bank is due and payable in consecutive quarterly installments in the amount of $4.7 million each on the last day of each calendar quarter commencing December 31, 2018, with the final installment due and payable on October 12, 2020.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Interest of $92,000 during 2018, $87,000 during 2017, and $83,000 during 2016 was accrued on the deferred bonuses. The balance was $1.9 million at December 31, 2018, and $1.8 million at December 31, 2017.

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

At December 31, 2018, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 4.96%, compared to $119.1 million with a weighted average rate of 3.78% at December 31, 2017. The Junior Subordinated Notes have a stated maturity term of 30 years. Interest expense, excluding impact of cash flow interest rate swaps entered into during June 2014, on the Junior Subordinated Notes was $5.2 million for 2018, $4.1 million for 2017, and $3.5 million for 2016.

10.	Capital Resources

Total equity was $2.12 billion at December 31, 2018, an increase of $148.6 million, or 7.5%, from $1.97 billion at December 31, 2017, primarily due to increases in net income of $271.9 million, proceeds from dividend reinvestment of $2.8 million, and proceeds from exercise of stock options of $838,000, offset by purchases of treasury stock of $42.6 million, shares withheld related to net share settlement of RSUs of $2.4 million, and common stock cash dividends of $83.4 million. The Company paid cash dividends of $1.03 per common share in 2018 and $0.87 per common share in 2017.

In January and February of 2016, the Company repurchased the remaining 633,250 shares under the August 2015 two million share repurchase program for $17.0 million, or an average price of $26.82 per share.

On February 1, 2016, the Board of Directors approved a new stock repurchase program to buy back up to $45.0 million of our common stock. In 2016, the Company repurchased 1,380,578 shares for $37.5 million, or $27.13 per share under the February 2016 repurchase program. In October 2018, the Company repurchased 200,326 shares for $7.5 million, or $37.65 per share, and completed its February 2016 $45.0 million repurchase program.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

On October 26, 2018, the Board of Directors approved a new stock repurchase program to buy back up to $45.0 million of our common stock. In 2018, the Company repurchased 913,400 shares for $35.1 million, or $38.43 per share, under the October 2018 repurchase program. As of December 31, 2018, the Company may repurchase up to $9.9 million of its common stock under the October 2018 repurchase program.

The five special purpose trusts are considered variable interest entities. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the Consolidated Financial Statements of the Company. The Junior Subordinated Notes, all of which were issued before May 19, 2010, are currently included in the Tier 2 capital of the Bancorp for regulatory capital purposes. Under the Dodd-Frank Act, trust preferred securities issued before May 19, 2010 by bank holding companies with assets of less than $15 billion as of December 31, 2019 continue to qualify for Tier 1 capital treatment. As of December 31, 2017, the Company’s assets exceeded the $15 billion threshold and, as a result, the Junior Subordinated Notes no longer qualify as Tier 1 capital for regulatory reporting purposes. The Junior Subordinated Notes qualify as Tier 1 capital for regulatory reporting purposes at December 31, 2016.

The table below summarizes the outstanding Junior Subordinated Notes issued by the Company to each trust as of December 31, 2018:

		Principal	Not			Current	Date of	Payable/
	Issuance	Balance of	Redeemable	Stated	Annualized	Interest	Rate	Distribution
Trust Name	Date	Notes	Until	Maturity	Coupon Rate	Rate	Change	Date
(Dollars in thousands)
Cathay Capital
Trust I	June 26,	$20,619	June 30,	June 30,	3-month	5.95%	December 30,	March 30
	2003		2008	2033	LIBOR		2018	June 30
					+ 3.15%			September 30
								December 30
Cathay Statutory
Trust I	September 17,	20,619	September 17,	September 17,	3-month	5.79%	December 18,	March 17
	2003		2008	2033	LIBOR		2018	June 17
								+ 3.00% December 17
Cathay Capital
Trust II	December 30,	12,887	March 30,	March 30,	3-month	5.70%	December 30,	March 30
	2003		2009	2034	LIBOR		2018	June 30
					+ 2.90%			September 30
								December 30
Cathay Capital
Trust III	March 28,	46,392	June 15,	June 15,	3-month	4.27%	December 15,	March 15
	2007		2012	2037	LIBOR		2018	June 15
					+ 1.48%			September 15
								December 15
Cathay Capital
Trust IV	May 31,	18,619	September 6,	September 6,	3-month	4.14%	December 6,	March 6
	2007		2012	2037	LIBOR		2018	June 6
					+ 1.4%			September 6
								December 6
Total Junior Subordinated Notes		$119,136

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

11.	Income Taxes

For the years ended December 31, 2018, 2017, and 2016, the current and deferred amounts of the income tax expense are summarized as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Current:
Federal	$26,820	$59,433	$28,788
State	36,639	28,278	22,364
Total Current	$63,459	$87,711	$51,152

Deferred:
Federal	$1,495	$31,818	11,775
State	848	2,736	4,174
Total Deferred	$2,343	$34,554	$15,949

Total income tax expense	$65,802	$122,265	$67,101

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes. Net deferred tax assets at December 31, 2018, and at December 31, 2017, are included in other assets in the accompanying Consolidated Balance Sheets and are as follows:

	As of December 31,
	2018	2017
	(In thousands)
Deferred Tax Assets
Loan loss allowance, due to differences in computation of bad debts	$37,567	$37,157
Share-based compensation	3,260	2,630
Non-accrual interest	2,277	2,100
Write-down on equity securities and venture capital investments	2,095	2,561
Depreciation and amortization	3,798	1,564
State tax	4,344	6,783
Unrealized loss on interest rate swaps	190	1,158
Unrealized loss on securities available-for-sale, net	3,864	198
Unrealized loss on equity securities	843	-
Basis difference in acquired assets	622	1,676
Tax credits carried forward	9,473	9,278
Net operating loss carried forward	17,163	18,375
Other, net	4,095	4,291
Gross deferred tax assets	89,591	87,771

Deferred Tax Liabilities
Deferred loan costs	(8,839)	(7,655)
Dividends on Federal Home Loan Bank common stock	(956)	(1,021)
Other, net	(4,008)	(3,758)
Gross deferred tax liabilities	(13,803)	(12,434)
Net deferred tax assets	$75,788	$75,337

Amounts for the current year are based upon estimates and assumptions and could vary from amounts shown on the tax returns as filed.

As of December 31, 2018. The Company’s gross NOL carryovers, all of which are subject to limitation under Section 382 of the Internal Revenue Code, totaled approximately $53.6 million for which a deferred tax asset of $11.2 million has been recorded reflecting the expected benefit of these Federal NOL carryovers. At December 31, 2018, the Company has California NOL carryovers of $63.1 million for which a California deferred tax asset of $6.9 million has been recorded reflecting the expected benefit of these California NOL carryovers. The annual IRC Section 382 limitation is $10.1 million per year until 2021 and decreases to $8.8 million in 2022 and to $7.2 million per year thereafter. If not utilized, a portion of the Company’s federal and state NOL’s will begin to expire in 2030. At December 31, 2018, the Company’s federal tax credit carryovers and AMT tax credit carryovers total $7.7 million and $1.1 million, respectively. If not utilized, the federal tax credit carryovers will begin in expire in 2028. The AMT tax credit carryovers can be carried forward indefinitely. In management’s opinion, it is more-likely-than not that the results of future operations will generate sufficient taxable income to utilize all of the deferred tax benefits related to those NOL and tax credit carryovers.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

The Company had income tax refunds receivables of $9.0 million at December 31, 2018, and $7.2 million at December 31, 2017. These income tax receivables are included in other assets in the accompanying Consolidated Balance Sheets.

On December 22, 2017, the Tax Cuts and Jobs Act, was enacted into law and as a result, during the fourth quarter of 2017, the Company recorded $23.4 million of additional income tax expense related to the revaluation of the Company’s deferred tax assets and a $2.6 million pretax write-down of low-income housing tax credit investments.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2015 and by the California Franchise Tax Board back to 2014. It is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

Income tax expense results in effective tax rates that differ from the statutory Federal income tax rate for the years indicated as follows:

	Year Ended December 31,
	2018		2017		2016
	(Dollars in thousands)
Tax provision at Federal statutory rate	$70,914	21.0%	$104,407	35.0%	$84,770	35.0%
State income taxes, net of Federal income tax benefit	29,750	8.8	20,616	6.9	17,250	7.1
Deferred taxes write-down due to Tax Cuts and Jobs Act	-	-	23,365	7.8	-	-
Excess deduction for stock option and RSUs	(555)	(0.2)	(3,146)	(1.0)	-	-
Non-taxable bargain purchase gain	(71)	-	(1,970)	(0.7)	-	-
Low income housing and other tax credits	(34,517)	(10.2)	(20,656)	(6.9)	(37,901)	(15.6)
Non-deductible stock options expense	-	-	-	-	3,469	1.4
Other, net	281	0.1	(351)	(0.1)	(487)	(0.2)
Total income tax expense	$65,802	19.5%	$122,265	41.0%	$67,101	27.7%

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

12.	Stockholders’ Equity and Earnings per Share

As a bank holding company, the Bancorp’s ability to pay dividends will depend upon the dividends it receives from the Bank and on the income it may generate from any other activities in which it may engage, either directly or through other subsidiaries.

Under California banking law, the Bank may not, without regulatory approval, pay a cash dividend that exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2018, is restricted to approximately $189.0 million.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the years ended December 31, 2018, and 2017 was as follows:

	2018			2017
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
Beginning balance, loss, net of tax	(In thousands)
Securities available-for-sale			$(1,060)			$(1,545)
Cash flow hedge derivatives			(1,451)			(2,170)
Total			$(2,511)			$(3,715)
Reclassification adjustment for stranded tax effects of Tax Cuts and Jobs Act (1)
Securities available-for-sale	-	200	(200)	-	-	-
Cash flow hedge derivatives	-	315	(315)	-	-	-
Total	-	515	(515)	-	-	-
Reclassification adjustment for equity securities (2)
Equity securities	(12,147)	(3,591)	(8,556)	-	-	-
Net unrealized (losses)/gains arising during the period
Securities available-for-sale	$(11,263)	$(3,329)	$(7,934)	$1,843	$775	$1,068
Cash flow hedge derivatives	2,165	640	1,525	1,241	522	719
Total	(9,098)	(2,689)	(6,409)	3,084	1,297	1,787
Reclassification adjustment for net gains in net income
Securities available-for-sale	(22)	(7)	(15)	(1,006)	(423)	(583)
Cash flow hedge derivatives	-	-	-	-	-	-
Total	(22)	(7)	(15)	(1,006)	(423)	(583)
Total other comprehensive (loss)/income
Securities available-for-sale	(11,285)	(3,336)	(7,949)	837	352	485
Cash flow hedge derivatives	2,165	640	1,525	1,241	522	719
Total	$(9,120)	$(2,696)	$(6,424)	$2,078	$874	$1,204
Ending balance, (loss)/gain, net of tax
Securities available-for-sale			$(17,765)			$(1,060)
Cash flow hedge derivatives			(241)			(1,451)
Total			$(18,006)			$(2,511)

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	Year Ended December 31,
	2018			2017			2016
			Per			Per			Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except shares and per share data)
Net income	$271,885			$176,042			$175,099
Basic EPS, income	$271,885	81,131,269	$3.35	$176,042	80,262,782	$2.19	$175,099	79,153,762	$2.21
Effect of dilutive stock options		476,077			741,768			775,500

Diluted EPS, income	$271,885	81,607,346	$3.33	$176,042	81,004,550	$2.17	$175,099	79,929,262	$2.19

13.	Commitments and Contingencies

Litigation. The Company is involved in various claims and legal proceedings that arise in the course of conducting the Company’s business.. The outcome of such claims and legal proceedings are inherently difficult to predict. Management, after consultation with legal counsel and based upon information currently available to the Company, believes that any liability resulting from the resolution of such claims and proceedings will not have a material effect upon the Company’s consolidated financial condition, results of operations, or liquidity taken as a whole.

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

Financial instruments for which contract amounts represent the amount of credit risk include the following:

	As of December 31,
	2018	2017
	(In thousands)
Commitments to extend credit	$2,691,579	$2,366,368
Standby letters of credit	245,087	140,814
Commercial letters of credit	35,759	27,353
Bill of lading guarantees	730	24
Total	$2,973,155	$2,534,559

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

As of December 31, 2018, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

As of December 31, 2018, commitments to extend credit of $2.7 billion include commitments to fund fixed rate loans of $200.4 million and adjustable rate loans of $2.5 billion.

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

Leases. The Company is obligated under a number of operating leases for premises and equipment with terms ranging from one to 10.5 years, many of which provide for periodic adjustment of rentals based on changes in various economic indicators. Rental expense was $12.1 million for 2018, $12.0 million for 2017, and $10.2 million for 2016. The following table shows future minimum payments under operating leases with terms in excess of one year as of December 31, 2018.

Year Ending December 31,	Commitments
(In thousands)
2019	$8,835
2020	7,220
2021	6,406
2022	5,406
2023	4,208
Thereafter	4,899
Total minimum lease payments	$36,974

Rental income was $0.4 million for 2018, $0.4 million for 2017, and $0.4 million for 2016. The following table shows future rental payments to be received under operating leases with terms in excess of one year as of December 31, 2018:

Year Ending December 31,	Commitments
(In thousands)
2019	$214
2020	120
2021	79
2022	25
Total minimum lease payments to be received	$438

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

14.	Financial Derivatives

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

In May 2014, the Bancorp entered into five interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 2.78%. As of December 31, 2018, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $241,000, net of taxes, was included in other comprehensive income compared to unrealized loss of $1.5 million at December 31, 2017. For the year ended December 31, 2018, the periodic net settlement of interest rate swaps included in interest expense was $539,000 compared to $1.7 million in 2017. As of December 31, 2018, and 2017, the ineffective portion of these interest rates swaps was not significant.

As of December 31, 2018, the Bank’s outstanding interest rate swap contracts had a notional amount of $613.4 million for various terms from two to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.72% and receives a variable rate at the one-month LIBOR rate plus a weighted average spread of 265 basis points, or at a weighted average rate of 5.07%. As of December 31, 2018, and 2017, the notional amount of fair value interest rate swaps was $613.4 million and $540.4 million with unrealized gains of $6.6 million and $5.0 million, respectively, were included in other non-interest income. The amount of periodic net settlement of interest rate swaps increased interest income by $256,000 in 2018 compared to a decrease in interest income of $2.4 million in 2017. As of December 31, 2018, and 2017, the ineffective portion of these interest rate swaps was not significant.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $1.8 million as of December 31, 2018 and $4.5 million as of December 31, 2017.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheet. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At December 31, 2018, the notional amount of option contracts totaled $1.2 million with a net negative fair value of $6,000. At December 31, 2018, spot, forward, and swap contracts in the total notional amount of $86.9 million had a positive fair value of $397,000. Spot, forward, and swap contracts in the total notional amount of $95.0 million had a negative fair value of $1.8 million at December 31, 2018. At December 31, 2017, the notional amount of option contracts totaled $1.0 million with a net negative fair value of $9,000. At December 31, 2017, spot, forward, and swap contracts in the total notional amount of $108.5 million had a positive fair value of $1.8 million. Spot, forward, and swap contracts in the total notional amount of $32.1 million had a negative fair value of $453,000 at December 31, 2017.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The Company uses the following methodologies to measure the fair value of its financial assets and liabilities on a recurring basis:

Securities Available for Sale and Equity Securities. For certain actively traded agency preferred stocks, mutual funds, U.S. Treasury securities, and other equity securities, the Company measures the fair value based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement. The Company also measures securities by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement. This category generally includes U.S. Government agency securities, state and municipal securities, mortgage-backed securities (“MBS”), commercial MBS, collateralized mortgage obligations, asset-backed securities, corporate bonds and trust preferred securities.

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

 Assets measured at estimated fair value on a non-recurring basis:

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the year ended December 31, 2018 and December 31, 2017, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at December 31, 2018, and at December 31, 2017:

As of December 31, 2018	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$124,751	$-	$-	$124,751
U.S. government agency entities	-	5,871	-	5,871
U.S. government sponsored entities	-	388,363	-	388,363
Mortgage-backed securities	-	656,744	-	656,744
Collateralized mortgage obligations	-	977	-	977
Corporate debt securities	-	65,803	-	65,803
Total securities available-for-sale	124,751	1,117,758	-	1,242,509

Equity securities
Mutual funds	6,094	-	-	6,094
Preferred stock of government sponsored entities	7,822	-	-	7,822
Other equity securities	11,182	-	-	11,182
Total equity securities	25,098	-	-	25,098
Warrants	-	-	184	184
Interest rate swaps	-	7,810	-	7,810
Foreign exchange contracts	-	397	-	397
Total assets	$149,849	$1,125,965	$184	$1,275,998

Liabilities

Option contracts	$-	$6	$-	$6
Interest rate swaps	-	1,543	-	1,543
Foreign exchange contracts	-	1,763	-	1,763
Total liabilities	$-	$3,312	$-	$3,312

As of December 31, 2017	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$249,520	$-	$-	$249,520
U.S. government agency entities	-	8,988	-	8,988
U.S. government sponsored entities	-	390,336	-	390,336
State and municipal securities	-	1,914	-	1,914
Mortgage-backed securities	-	571,969	-	571,969
Collateralized mortgage obligations	-	1,516	-	1,516
Corporate debt securities	-	81,281	-	81,281
Mutual funds	6,230	-	-	6,230
Preferred stock of government sponsored entities	10,102	-	-	10,102
Other equity securities	11,770	-	-	11,770
Total securities available-for-sale	277,622	1,056,004	-	1,333,626
Warrants	-	-	91	91
Interest rate swaps	-	5,218	-	5,218
Foreign exchange contracts	-	1,832	-	1,832
Total assets	$277,622	$1,063,054	$91	$1,340,767

Liabilities

Option contracts	$-	$9	$-	$9
Interest rate swaps	-	2,699	-	2,699
Foreign exchange contracts	-	453	-	453
Total liabilities	$-	$3,161	$-	$3,161

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at December 31, 2018 and 2017, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at December 31, 2018, and at December 31, 2017, and the total losses for the periods indicated:

	As of December 31, 2018				Total Losses/(Gains)
	Fair Value Measurements Using				For the Twelve Months Ended
	Level 1	Level 2	Level 3	Total at Fair Value	December 31, 2018	December 31, 2017
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$4,733	$4,733	$-	$25
Commercial mortgage loans	-	-	26,186	26,186	-	-
Residential mortgage and equity lines	-	-	6,850	6,850	-	-
Total impaired loans	-	-	37,769	37,769	-	25
Other real estate owned (1)	-	9,023	4,343	13,366	(619)	457
Investments in venture capital	-	-	2,162	2,162	330	392
Total assets	$-	$9,023	$44,274	$53,297	$(289)	$874

(1) Other real estate owned balance of $12.7 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2017				Total Losses/(Gains)
	Fair Value Measurements Using				For the Twelve Months Ended
	Level 1	Level 2	Level 3	Total at Fair Value	December 31, 2017	December 31, 2016
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$18,097	$18,097	$25	$322
Commercial mortgage loans	-	-	31,459	31,459	-	-
Residential mortgage and equity lines	-	-	11,355	11,355	-	-
Total impaired loans	-	-	60,911	60,911	25	322
Other real estate owned (1)	-	5,677	4,322	9,999	457	9
Investments in venture capital	-	-	2,583	2,583	392	976
Total assets	$-	$5,677	$67,816	$73,493	$874	$1,307

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

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are the expected life of warrant ranging from 1 to 6 years, risk-free interest rate from 2.69% to 3.00%, and stock volatility of the Company from 13.01% to 18.04%.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Fair Value of Financial Instruments

	December 31, 2018		December 31, 2017
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$225,333	$225,333	$247,056	$247,056
Short-term investments	374,957	374,957	292,745	292,745
Securities available-for-sale	1,242,509	1,242,509	1,333,626	1,333,626
Loans held for sale	-	-	8,000	8,000
Loans, net (1)	13,871,832	13,928,162	12,743,766	12,663,049
Equity securities	25,098	25,098	-	-
Investment in Federal Home Loan Bank stock	17,250	17,250	23,085	23,085
Warrants	184	184	91	91

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$86,875	$397	$108,530	$1,832
Interest rate swaps	467,410	7,810	514,159	5,218

Financial Liabilities	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Deposits	$13,702,340	$13,754,028	$12,689,893	$12,700,674
Securities sold under agreements to repurchase	-	-	100,000	100,163
Advances from Federal Home Loan Bank	530,000	529,500	430,000	429,482
Other borrowings	35,756	34,031	52,885	51,075
Long-term debt	189,448	132,615	194,136	141,865

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$1,215	$6	$1,014	$9
Foreign exchange contracts	94,977	1,763	32,127	453
Interest rate swaps	265,166	1,543	145,399	2,699

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$2,691,579	$(8,843)	$2,366,368	$(7,224)
Standby letters of credit	245,087	(2,662)	140,814	(1,805)
Other letters of credit	35,759	(30)	27,353	(52)
Bill of lading guarantees	730	-	24	(0)

(1) In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of December 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the level in the fair value hierarchy for the estimated fair values of only financial instruments that are not already on the Consolidated Balance Sheets at fair value at December 31, 2018, and December 31, 2017.

	As of December 31, 2018
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$225,333	$225,333	$-	$-
Short-term investments	374,957	374,957	-	-
Securities available-for-sale	1,242,509	124,751	1,117,758	-
Loans, net (1)	13,928,162	-	-	13,928,162
Equity securities	25,098	25,098	-	-
Investment in Federal Home Loan Bank stock	17,250	-	17,250	-
Warrants	184	-	-	184
Financial Liabilities
Deposits	13,754,028	-	-	13,754,028
Advances from Federal Home Loan Bank	529,500	-	529,500	-
Other borrowings	34,031	-	-	34,031
Long-term debt	132,615	-	132,615	-

	As of December 31, 2017
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$247,056	$247,056	$-	$-
Short-term investments	292,745	292,745	-	-
Securities available-for-sale	1,333,626	277,622	1,056,004	-
Loans held-for-sale	8,000	-	-	8,000
Loans, net (1)	12,663,049	-	-	12,663,049
Investment in Federal Home Loan Bank stock	23,085	-	23,085	-
Warrants	91	-	-	91
Financial Liabilities
Deposits	12,700,674	-	-	12,700,674
Securities sold under agreement to repurchase	100,163	-	100,163	-
Advances from Federal Home Loan Bank	429,482	-	429,482	-
Other borrowings	51,075	-	-	51,075
Long-term debt	141,865	-	141,865	-

(1) In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of December 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under ASC 606:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Non-interest income, in-scope(1):
Fees and service charges on deposit accounts	$8,387	$9,173	$9,082
Wealth management fees	5,905	3,065	3,590
Other service fees(2)	13,693	13,411	12,814
Total in-scope noninterest income	27,985	25,649	25,486

Noninterest income, not in-scope(3)	3,722	10,648	7,884
Total noninterest income	$31,707	$36,297	$33,370

(1)

There were no adjustments to the Company's financial statements recorded as a result of the adoption of ASC 606. For comparability, the Company has adjusted consolidated prior period amounts to conform to the periods presentation.

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

The major revenue streams by fee type that are within the scope of ASC 606 presented in the above tables are described in additional detail below:

Fees and Services Charges on Deposit Accounts

Fees and service charges on deposit accounts include charges for analysis, overdraft, cash checking, ATM, and safe deposit activities executed by our deposit clients, as well as interchange income earned through card payment networks for the acceptance of card based transactions. Fees earned from our deposit clients are governed by contracts that provide for overall custody and access to deposited funds and other related services and can be terminated at will by either party. Fees received from deposit clients for the various deposit activities are recognized as revenue once the performance obligations are met. The adoption of ASU 2014-09 had no impact to the recognition of fees and service charges on deposit accounts.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

18.	Employee Benefit Plans

Employee Stock Ownership Plan. Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company can make annual contributions to a trust in the form of either cash or common stock of the Bancorp for the benefit of eligible employees. Employees are eligible to participate in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for each of two consecutive years for salaried part-time employees. The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations. The Company also pays for the administration of this plan and of the trust. The Company has not made contributions to the trust since 2004 and does not expect to make any contributions in the future. Effective June 17, 2004, the ESOP was amended to provide the participants the election either to reinvest the dividends on the Company stock allocated to their accounts or to have these dividends distributed to the participant. The ESOP trust purchased 17,559 shares in 2018, 16,458 shares in 2017, and 19,377 shares in 2016, of the Bancorp’s common stock at an aggregate cost of $706,000 in 2018, $646,000 in 2017, and $600,000 in 2016. The distribution of benefits to participants totaled 58,988 shares in 2018, 57,014 shares in 2017, and 103,367 shares in 2016. As of December 31, 2018, the ESOP owned 794,759 shares, or 1.0%, of the Company’s outstanding common stock.

401(k) Plan. In 1997, the Board approved the Company’s 401(k) Profit Sharing Plan, which began on March 1, 1997. Salaried employees who have completed three months of service and have attained the age of 21 are eligible to participate. Enrollment dates are on the first of each month. Participants may contribute up to 75% of their eligible compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code. Participants may change their contribution election on the enrollment dates. The vesting schedule for the matching contribution is 0% for less than two years of service, 25% after two years of service and from then on, at an increment of 25% each year until 100% is vested after five years of service. Effective on June 1, 2018, the Company matches 100% on the first 5.0% of eligible compensation contributed per pay period by the participant, on the first day of the following month after 30 days of service. The Company’s contribution amounted to $3.1 million in 2018, $2.3 million in 2017, and $2.1 million in 2016. The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulations. Participants may also borrow up to 50% of the vested amount, with a maximum of $50,000. The minimum loan amount is $1,000.

Bank-Owned Life Insurance. As of December 31, 2018, cash surrender value of bank-owned life insurance was $49.9 million. The Bank is the beneficiary under the policy. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier and pay a fixed dollar amount to the beneficiary designated by the officer.

19.	Equity Incentive Plans

In May 2015, the stockholders of the Company approved, the amended, and restated 2005 Incentive Plan, which provides that 3,562,168 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, or as restricted stock, or as restricted stock units. As of December 31, 2018, the only options granted by the Company under the 2005 Incentive Plan, as amended and restated, were non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events). If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. There were no options granted during the three years ended 2018. The Company expects to issue new shares to satisfy stock option exercises and the vesting of restricted stock units.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Cash received from exercises of stock options totaled $838,000 for 35,880 shares in 2018, $1.1 million for 46,790 shares in 2017, and $7.7 million for 327,830 shares in 2016. Aggregate intrinsic value for options exercised was $718,000 in 2018 compared to $663,000 in 2017.

A summary of stock option activity for 2018, 2017, and 2016 follows:

			Weighted-Average Remaining	Aggregate
		Weighted-Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in thousands)
Balance, December 31, 2015	1,031,170	31.27	0.9	$3,268
Exercised	(327,830)	$23.37
Forfeited	(620,670)	36.50
Balance, December 31, 2016	82,670	23.37	1.1	$1,211
Exercised	(46,790)	$23.37
Balance, December 31, 2017	35,880	23.37	0.1	$675
Exercised	(35,880)	$23.37
Balance, December 31, 2018	-	-	0.0	$-

At December 31, 2018, 2,621,737 shares were available under the 2005 Incentive Plan for future grants.

In addition to stock options, the Company also grants restricted stock units (“RSUs”) to eligible employees which vest subject to continued employment at the vesting dates. or the attainment of specified performance goals.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents RSU activity for 2018, 2017, and 2016:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2015	85,111	27.55	457,264	26.84
Granted	88,693	30.37	117,679	37.22
Vested	(13,780)	29.80	-	-
Forfeited	(7,548)	29.49	-	-
Balance at December 31, 2016	152,476	28.89	574,943	28.96
Granted	87,781	38.59	159,264	40.36
Vested	(1,167)	38.03	(394,335)	39.96
Forfeited	(17,352)	33.10	-	-
Balance at December 31, 2017	221,738	32.72	339,872	33.52
Granted	141,810	43.30	55,455	39.46
Vested	(65,721)	41.59	(121,336)	37.87
Forfeited	(13,334)	35.96	(8,332)	29.61
Balance at December 31, 2018	284,493	35.79	265,659	32.90

All awards are deemed probable of issuance and the compensation expense recorded for restricted stock units was $7.3 million in 2018, $5.2 million in 2017, and $4.4 million in 2016. Unrecognized stock-based compensation expense related to restricted stock units was $9.8 million at December 31, 2018 and is expected to be recognized over the next 1.7 years.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

20.	Condensed Financial Information of Cathay General Bancorp

The condensed financial information of the Bancorp as of December 31, 2018, and December 31, 2017, and for the years ended December 31, 2018, 2017, and 2016 is as follows:

Balance Sheets

	As of December 31,
	2018	2017
	(In thousands, except
	share and per share data)
Assets
Cash	$19,861	$44,645
Cash pledged as margin for interest rate swaps	1,766	4,506
Short-term certificates of deposit	328	327
Securities available for sale	17,564	19,806
Investment in Cathay Bank subsidiary	2,290,073	2,134,445
Investment in non-bank subsidiaries	4,652	4,799
Other assets	6,012	6,831
Total assets	$2,340,256	$2,215,359
Liabilities
Junior subordinated debt	$119,136	$119,136
Long-term Debt	70,313	75,000
Deferred payments from acquisition	18,458	35,404
Other liabilities	10,483	12,515
Total liabilities	218,390	242,055
Commitments and contingencies	-	-
Stockholders' equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 89,826,317 issued and 80,501,948 outstanding at December 31, 2018, and 89,104,022 issued and 80,893,379 outstanding at December 31, 2017	898	891
Additional paid-in-capital	942,062	932,874
Accumulated other comprehensive loss, net	(18,006)	(2,511)
Retained earnings	1,479,149	1,281,639
Treasury stock, at cost (9,324,369 shares at December 31, 2018, and 8,210,643 shares at December 31, 2017)	(282,237)	(239,589)
Total stockholders' equity	2,121,866	1,973,304
Total liabilities and stockholders' equity	$2,340,256	$2,215,359

Statements of Operations

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash dividends from Cathay Bank and Far East National Bank	$127,825	$265,207	$113,448
Cash dividends from GBC Venture Capital	-	-	950
Interest income	57	221	48
Interest expense	9,813	7,637	5,791
Non-interest (loss)/income	(1,940)	1,909	(488)
Gain from acquisition	340	5,628	-
Non-interest expense	3,782	6,726	3,756
Income before income tax benefit	112,687	258,602	104,411
Income tax benefit	(4,971)	(5,687)	(4,199)
Income before undistributed earnings of subsidiaries	117,658	264,289	108,610
Undistributed earnings of subsidiary	154,227	(88,247)	66,489
Net income	$271,885	$176,042	$175,099

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from Operating Activities
Net income	$271,885	$176,042	$175,099
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(154,227)	88,247	(67,770)
Dividends in excess of earnings of non-bank subsidiaries	-	-	1,281
Unrealized loss on equity securities	2,242	-	-
Write-downs on venture capital and other investments	271	254	503
Write-downs on impaired securities	-	-	206
Loss in fair value of warrants	(93)	(12)	(17)
Stock issued to directors as compensation	649	550	550
Net change in other assets	915	3,490	(1,136)
Gain from acquisition	(340)	(5,628)	-
Net change in other liabilities	(1,375)	5,949	(756)
Net cash provided by operating activities	119,927	268,892	107,960
Cash flows from Investment Activities
(Increase)/decrease in short-term investment	(1)	(2)	23,999
Proceeds from sale of available-for-sale securities	-	12,580	294
Purchase of available-for-sale securities	-	(2,759)	-
Venture capital and other investments	150	671	134
Acquisitions, net of cash acquired	-	(275,328)	-
Net cash provided by/(used in) investment activities	149	(264,838)	24,427
Cash flows from Financing Activities
Repayment of long-term debt	(21,633)	-	-
Proceeds of issuance of long-term debt	-	75,000	-
Cash dividends	(83,428)	(69,888)	(59,274)
Proceeds from shares issued under the Dividend Reinvestment Plan	2,821	2,528	2,277
Proceeds from exercise of stock options	838	1,094	7,661
Taxes paid related to net share settlement of RSUs	(3,550)	(5,128)	(103)
Purchase of treasury stock	(42,648)	-	(54,441)
Net cash (used in)/provided by financing activities	(147,600)	3,606	(103,880)
(Decrease)/Increase in cash and cash equivalents	(27,524)	7,660	28,507
Cash and cash equivalents, beginning of the year	49,151	41,491	12,984
Cash and cash equivalents, end of the year	$21,627	$49,151	$41,491

21.	Dividend Reinvestment Plan

The Company has a Dividend Reinvestment Plan which allows for participants’ reinvestment of cash dividends and certain optional additional investments in the Bancorp’s common stock. Shares issued under the plan and the consideration received were 69,084 shares for $2.8 million in 2018, 65,044 shares for $2.5 million in 2017, and 72,231 shares for $2.3 million in 2016.

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

The Federal Deposit Insurance Corporation has established five capital ratio categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A well-capitalized institution must have a common equity tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%. At December 31, 2018 and 2017, the Bank qualified as well capitalized under the regulatory framework for prompt corrective action.

The Bancorp’s and the Bank’s capital and leverage ratios as of December 31, 2018, and December 31, 2017, are presented in the tables below:

	Cathay General Bancorp				Cathay Bank
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Common equity Tier 1 capital ( to risk-weighted assets)	$1,736,854	12.43	$1,572,025	12.19	$1,904,820	13.66	$1,734,719	13.46
Common equity Tier 1 capital minimum requirement	628,393	4.50	580,552	4.50	627,800	4.50	579,921	4.50
Excess	$1,108,461	7.93	$991,473	7.69	$1,277,020	9.16	$1,154,798	8.96

Tier 1 capital (to risk-weighted assets)	$1,736,854	12.43	$1,572,025	12.19	$1,904,820	13.66	$1,734,719	13.46
Tier 1 capital minimum requirement	838,258	6.00	774,070	6.00	837,067	6.00	773,229	6.00
Excess	$898,596	6.43	$797,955	6.19	$1,067,753	7.66	$961,490	7.46

Total capital (to risk-weighted assets)	$1,976,995	14.15	$1,820,860	14.11	$2,029,462	14.55	$1,862,806	14.45
Total capital minimum requirement	1,117,677	8.00	1,032,093	8.00	1,116,089	8.00	1,030,971	8.00
Excess	$859,318	6.15	$788,767	6.11	$913,373	6.55	$831,835	6.45

Tier 1 capital (to average assets) – Leverage ratio	$1,736,854	10.83	$1,572,025	10.35	$1,904,820	11.89	$1,734,719	11.82
Minimum leverage requirement	641,755	4.00	607,349	4.00	640,807	4.00	586,959	4.00
Excess	$1,095,099	6.83	$964,676	6.35	$1,264,013	7.89	$1,147,760	7.82

Risk-weighted assets	$13,969,004		$12,901,161		$13,949,605		$12,887,142
Total average assets (1)	$16,042,924		$15,183,720		$16,019,658		$14,673,981

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

Financial instruments that are eligible for offset in the condensed consolidated balance sheets, as of December 31, 2018, and December 31, 2017, are presented in the following tables:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
December 31, 2018	(In thousands)

Assets:
Derivatives	$7,810	$-	$7,810	$-	$-	$7,810

Liabilities:
Derivatives	$1,543	$-	$1,543	$-	$(1,543)	$-

December 31, 2017

Assets:
Derivatives	$5,218	$-	$5,218	$-	$-	$5,218

Liabilities:
Securities sold under agreements to repurchase	$100,000	$-	$100,000	$-	$(100,000)	$-
Derivatives	$2,699	$-	$2,699	$-	$(2,699)	$-

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

24.	Quarterly Results of Operations (Unaudited)

The following table sets forth selected unaudited quarterly financial data:

	Summary of Operations
	2018				2017
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Interest income	$183,869	$176,866	$167,520	$159,700	$155,640	$154,078	$135,629	$130,804
Interest expense	38,428	31,782	27,489	24,357	22,593	20,882	18,277	18,690
Net interest income	145,441	145,084	140,031	135,343	133,047	133,196	117,352	112,114

Reversal for credit losses	-	(1,500)	-	(3,000)	-	-	-	(2,500)
Net-interest income after reversal for loan losses	145,441	146,584	140,031	138,343	133,047	133,196	117,352	114,614

Non-interest income	10,795	7,835	7,767	5,310	10,466	12,961	6,152	6,718
Non-interest expense	74,395	65,964	63,088	60,971	66,407	61,248	56,658	51,886
Income before income tax expense	81,841	88,455	84,710	82,682	77,106	84,909	66,846	69,446
Income tax expense	17,193	18,698	11,046	18,866	51,166	35,163	15,431	20,505
Net income	$64,648	$69,757	$73,664	$63,816	$25,940	$49,746	$51,415	$48,941
Net income per common share
Basic	$0.80	$0.86	$0.91	$0.79	$0.32	$0.62	$0.64	$0.61
Diluted	$0.80	$0.85	$0.90	$0.78	$0.32	$0.61	$0.64	$0.61

25.	Subsequent Events

Dividend Declared

On February 21, 2019, the Company’s Board of Directors declared first quarter 2019 dividends for the Company’s common stock. The common stock cash dividend of $0.31 per share will be paid on March 14, 2019 to stockholders of record on March 4, 2019.

The Company has evaluated the effect of events that have occurred subsequent to December 31, 2018, through the date of issuance of the Consolidated Financial Statements, and there have been no material events that would require recognition in the Consolidated Financial Statements or disclosure in the notes to the Consolidated Financial Statements.