Form 10-Q
period 2019-03-31
CATHAY GENERAL BANCORP
filed 2019-05-09
CIK 861842

UNITED STATES

securities and exchange commission

Washington, D.C. 20549

form 10-q

[ X ]      quarterly report pursuant to section 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2019

OR

[    ]     transition report pursuant to section 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-31830

Cathay General Bancorp

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

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

Large accelerated filer ☑ Non-accelerated filer ☐ Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, 80,385,644 shares outstanding as of April 30, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CATY	Nasdaq Global Select Market

CATHAY GENERAL BANCORP AND SUBSIDIARies

1ST quarter 2019 REPORT ON FORM 10-Q

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

●	higher capital requirements from the implementation of the Basel III capital standards;

●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;

●	potential goodwill impairment;

●	liquidity risk;

●	fluctuations in interest rates;

●	risks associated with acquisitions and the expansion of our business into new markets;

●	our ability to realize returns on our loans, investments and financings, including in tax-advantaged projects;

●	inflation and deflation;

●	environmental liabilities;

●	our ability to compete with larger competitors;

●	our ability to retain key personnel;

●	successful management of reputational risk;

●	natural disasters and geopolitical events;

●	general economic or business conditions the local markets where the Bank has operations;

●	failures, interruptions, or security breaches of our information systems;

●	our ability to adapt our systems to the expanding use of technology in banking;

●	risk management processes and strategies;

●	adverse results in legal proceedings;

●	the impact of regulatory enforcement actions, if any;

●	certain provisions in our charter and bylaws that may affect acquisition of the Company;

●	changes in accounting standards or tax laws and regulations;

●	market disruption and volatility;

●	fluctuations in the Bancorp’s stock price;

●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;

●	issuances of preferred stock;

●	capital level requirements and successfully raising additional capital, if needed, and the resulting dilution of interests of holders of our common stock; and

●	the soundness of other financial institutions.

These and other factors are further described in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018 (Item 1A in particular), other reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings Bancorp makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak to the date of this report. We have no intention and undertake no obligation to update any forward-looking statement or to publicly announce any revision of any forward-looking statement to reflect future developments or events, except as required by law.

Bancorp’s filings with the SEC are available at the website maintained by the SEC at http://www.sec.gov, or by request directed to Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attention: Investor Relations (626) 279-3296.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$194,928	$225,333
Short-term investments and interest-bearing deposits	343,452	374,957
Securities available-for-sale (amortized cost of $1,322,579 at March 31, 2019 and $1,267,731 at December 31, 2018)	1,309,853	1,242,509
Loans	14,277,422	13,995,788
Less: Allowance for loan losses	(122,555)	(122,391)
Unamortized deferred loan fees, net	(1,549)	(1,565)
Loans, net	14,153,318	13,871,832
Equity securities	29,261	25,098
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	12,522	12,674
Affordable housing investments and alternative energy partnerships, net	285,831	282,734
Premises and equipment, net	103,237	103,189
Customers’ liability on acceptances	20,052	22,709
Accrued interest receivable	54,955	51,650
Goodwill	372,189	372,189
Other intangible assets, net	6,874	7,194
Right-of-use assets - operating leases	38,591	—
Other assets	176,779	175,419
Total assets	$17,119,092	$16,784,737

Liabilities
Deposits:
Non-interest-bearing demand deposits	$2,760,377	$2,857,443
Interest-bearing deposits:
NOW deposits	1,269,085	1,365,763
Money market deposits	1,839,468	2,027,404
Savings deposits	710,214	738,656
Time deposits	7,507,220	6,713,074
Total deposits	14,086,364	13,702,340
Advances from the Federal Home Loan Bank	420,000	530,000
Other borrowings of affordable housing investments	29,436	17,298
Long-term debt	174,448	189,448
Deferred payments from acquisition	18,663	18,458
Acceptances outstanding	20,052	22,709
Lease liabilities - operating leases	39,534	—
Other liabilities	167,266	182,618
Total liabilities	14,955,763	14,662,871
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 89,920,909 issued and 80,362,840 outstanding at March 31, 2019, and 89,826,317 issued and 80,501,948 outstanding at December 31, 2018	899	898
Additional paid-in-capital	942,838	942,062
Accumulated other comprehensive loss, net	(10,431)	(18,006)
Retained earnings	1,520,861	1,479,149
Treasury stock, at cost (9,558,069 shares at March 31, 2019, and 9,324,369 shares at December 31, 2018)	(290,838)	(282,237)
Total equity	2,163,329	2,121,866
Total liabilities and equity	$17,119,092	$16,784,737

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2019	2018
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$178,277	$151,290
Investment securities	7,290	6,458
Federal Home Loan Bank stock	304	396
Deposits with banks	1,890	1,556
Total interest and dividend income	187,761	159,700

Interest Expense
Time deposits	34,123	15,728
Other deposits	5,377	4,586
Securities sold under agreements to repurchase	—	714
Advances from Federal Home Loan Bank	2,590	971
Long-term debt	2,132	2,082
Deferred payments from acquisition	217	276
Short-term borrowings	6	—
Total interest expense	44,445	24,357

Net interest income before reversal for credit losses	143,316	135,343
Reversal for credit losses	—	(3,000)
Net interest income after reversal for credit losses	143,316	138,343

Non-Interest Income
Net gains/(losses) from equity securities	4,163	(3,847)
Letters of credit commissions	1,554	1,275
Depository service fees	1,255	1,445
Gain from acquisition	—	340
Other operating income	5,949	6,097
Total non-interest income	12,921	5,310

Non-Interest Expense
Salaries and employee benefits	32,132	30,377
Occupancy expense	5,549	5,452
Computer and equipment expense	2,879	3,094
Professional services expense	5,257	6,039
Data processing service expense	3,410	3,219
FDIC and regulatory assessments	2,476	2,035
Marketing expense	2,141	858
Other real estate owned expense/(income)	280	(212)
Amortization of investments in low income housing and alternative energy partnerships	10,810	5,761
Amortization of core deposit intangibles	172	234
Acquisition and integration costs	—	169
Other operating expense	5,864	3,945
Total non-interest expense	70,970	60,971

Income before income tax expense	85,267	82,682
Income tax expense	18,588	18,866
Net income	$66,679	$63,816

Other Comprehensive Income, net of tax
Unrealized holding gains/(losses) on securities available-for-sale	8,799	(11,514)
Unrealized holding (losses)/gains on cash flow hedge derivatives	(1,224)	2,193
Total other comprehensive gain/(loss), net of tax	7,575	(9,321)
Total other comprehensive income	$74,254	$54,495

Net Income Per Common Share:
Basic	$0.83	$0.79
Diluted	$0.83	$0.78
Cash dividends paid per common share	$0.31	$0.24
Average Common Shares Outstanding:
Basic	80,455,317	81,123,380
Diluted	80,703,134	81,680,445

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2018	80,501,948	$898	$942,062	$(18,006)	$1,479,149	$(282,237)	$2,121,866
Dividend Reinvestment Plan	22,945	—	835	—	—	—	835
Restricted stock units vested	71,647	1	—	—	—	—	1
Shares withheld related to net share settlement of RSUs	—	—	(1,593)	—	—	—	(1,593)
Purchases of treasury stock	(233,700)	—	—	—	—	(8,601)	(8,601)
Stock -based compensation	—	—	1,534	—	—	—	1,534
Cash dividends of $0.31 per share	—	—	—	—	(24,967)	—	(24,967)
Change in other comprehensive loss	—	—	—	7,575	—	—	7,575
Net income	—	—	—	—	66,679	—	66,679
Balance at March 31, 2019	80,362,840	$899	$942,838	$(10,431)	$1,520,861	$(290,838)	$2,163,329

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2017	80,893,379	$891	$932,874	$(2,511)	$1,281,639	$(239,589)	$1,973,304
Cumulative effect of changes in accounting principles	—	—	—	(8,556)	8,556	—	—
Reclassification of tax effects in accumulated other comprehensive income resulting from the new corporate income tax rate	—	—	—	(515)	515	—	—
Dividend Reinvestment Plan	15,271	—	664	—	—	—	664
Restricted stock units vested	72,132	1	—	—	—	—	1
Warrants exercised	190,336	2	(2)	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(1,538)	—	—	—	(1,538)
Stock options exercised	35,880	—	838	—	—	—	838
Stock -based compensation	—	—	1,499	—	—	—	1,499
Cash dividends of $0.24 per share	—	—	—	—	(19,468)	—	(19,468)
Change in other comprehensive loss	—	—	—	(9,324)	—	—	(9,324)
Net income	—	—	—	—	63,816	—	63,816
Balance at March 31, 2018	81,206,998	$894	$934,335	$(20,906)	$1,335,058	$(239,589)	$2,009,792

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2019	2018
	(In thousands)
Cash Flows from Operating Activities
Net income	$66,679	$63,816
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal for credit losses	—	(3,000)
Provision for losses on other real estate owned	72	33
Deferred tax liability	4,333	3,597
Depreciation and amortization	1,626	2,009
Amortization of right-of-use asset	2,071	—
Change in operting lease liabilities	(1,802)	—
Net gains on sale and transfer of other real estate owned	19	(258)
Proceeds from sales of loans	—	8,000
Amortization on alternative energy partnerships, venture capital and other investments	10,812	(12)
Amortization/accretion of security premiums/discounts, net	439	882
Unrealized (gain)/loss on equity securities	(4,163)	3,847
Stock based compensation and stock issued to officers as compensation	1,534	1,499
Net change in accrued interest receivable and other assets	14,787	7,870
Gain on acquisition	—	(340)
Net change in other liabilities	(9,209)	(2,995)
Net cash provided by operating activities	87,198	84,948

Cash Flows from Investing Activities
Decrease in interest-bearing deposits	—	5,000
Purchase of investment securities available-for-sale	(154,924)	(125,714)
Proceeds from repayments, maturities and calls of investment securities available-for-sale	74,637	173,915
Purchase of Federal Home Loan Bank stock	(975)	—
Redemptions of Federal Home Loan Bank stock	975	5,835
Net increase in loans	(281,193)	(141,205)
Purchase of premises and equipment	(1,502)	(638)
Proceeds from sales of other real estate owned	61	1,480
Net increase in investment in affordable housing and alternative energy partnerships	(10,744)	(10,673)
Net cash used for investing activities	(373,665)	(92,000)

Cash Flows from Financing Activities
Net increase in deposits	383,883	322,166
Advances from Federal Home Loan Bank	1,910,000	1,150,000
Repayment of Federal Home Loan Bank borrowings	(2,020,000)	(1,255,000)
Cash dividends paid	(24,967)	(19,469)
Repayment of other borrowings	(15,000)	—
Purchases of treasury stock	(8,601)	—
Proceeds from shares issued under Dividend Reinvestment Plan	835	664
Proceeds from exercise of stock options	—	838
Taxes paid related to net share settlement of RSUs	(1,593)	(3,223)
Net cash provided by financing activities	224,557	195,976

(Decrease)/increase in cash, cash equivalents, and restricted cash	(61,910)	188,924
Cash, cash equivalents, and restricted cash, beginning of the period	600,290	534,801

Cash, cash equivalents, and restricted cash, end of the period	$538,380	$723,725

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$41,754	$22,509
Income taxes paid	$2,500	$3,658
Non-cash investing and financing activities:
Net change in unrealized holding loss on securities available-for-sale, net of tax	$8,799	$(11,514)
Net change in unrealized holding loss on cash flow hedge derivatives	$(1,224)	$2,193
Transfers to other real estate owned from loans held for investment	$—	$715

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), nine limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, Asia Realty Corp. and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of March 31, 2019, the Bank operates 26 branches in Southern California, 14 branches in Northern California, 11 branches in New York State, four in Washington State, three in Illinois, two in Texas, one in Maryland, Massachusetts, Nevada, and New Jersey, one in Hong Kong, and a representative office in Taipei, Beijing, and Shanghai. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

2. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the audited Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management of the Company to make estimates and judgements that affect the reported amounts of assets and liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements. Actual results could differ from those estimates. The Company expects that the most significant estimates subject to change are the allowance for loan losses.

3. Recent Accounting Pronouncements

Accounting Standards Adopted in 2019

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” which requires lessees to recognize leases on their balance sheets and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”; ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”; and ASU No. 2018-11, “Targeted Improvements.” The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The Company has adopted this guidance using the modified-retrospective transition method, which allows the adoption of the accounting standard prospectively without adjusting comparative prior period financial information using the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We have elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also elected all of the new standard’s available transition practical expedients.

Upon adoption, we recognized an operating lease liability of $41.2 million, and a corresponding ROU asset of $40.6 million based on the present value of the remaining minimum lease payments under current leasing standards for existing operating leases.

The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all of our leases. See Note 10.

In March 2017, the FASB issued ASU 2017-08, “Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This update amends the amortization period for certain purchased callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This update affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements since the accounting on the Company’s purchased callable debt securities have been consistent with the requirements of ASU 2017-8.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815)”, which targeted improvements to accounting for hedging activities. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 became effective for us on January 1, 2019 and did not have a significant impact on our financial statements.

In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct U.S. Treasury obligations, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. ASU 2018-16 became effective for us on January 1, 2019 and did not have a significant impact on our financial statements.

In March 2019, the FASB amended ASU 2016-02, “Leases (Topic 842),” to align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in Topic 820, Fair Value Measurement) should be applied. (Issue 1). The ASU also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities. (Issue 2). Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. (Issue 3). The transition and effective date provisions apply to Issue 1 and Issue 2. They do not apply to Issue 3 because the amendments for that Issue are to the original transition requirements in Topic 842. The effective date of those amendments is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company has adopted the amendments of this guidance as part of the adoption of Topic 842 on January 1, 2019 using the same transition methodology in accordance with paragraph 842-10-65-1(c).

Other Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  This update requires an entity to use a broader range of reasonable and supportable forecasts, in addition to historical experience and current conditions, to develop an expected credit loss estimate for financial assets and net investments that are not accounted for at fair value through net income.  Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses to the amount by which fair value is below amortized cost.  ASU 2016-13 becomes effective for interim and annual periods beginning after December 15, 2019.  The Company has designated a management team (CECL Advisory Committee) to evaluate ASU 2016-13 and develop an implementation strategy.  The Company continuing its implementation efforts through its CECL Advisory Committee, which has assigned roles and responsibilities, key tasks to complete, and a general timeline to be followed.  The CECL Advisory Committee meets periodically to discuss the latest developments and ensure progress is being made.  Among other things, we are currently working through the implementation plan which includes assessment and documentation of methodologies, processes, data sources, internal controls and policies; model development, documentation and validation. The Company has not yet determined the effect of ASU 2016-13 on its accounting policies or the impact on the Company’s consolidated financial statements.

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

4. Cash, Cash Equivalents and Restricted Cash

The Company manages its cash and cash equivalents, which consist of cash on hand, amounts due from banks, and short-term investments with original maturity of three months or less, based upon the Company’s operating, investment, and financing activities. For the purpose of reporting cash flows, these same accounts are included in cash and cash equivalents.

The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were zero and $5.4 million for the three months ended March 31, 2019 and for the year ended December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, the Bancorp had $4.3 million and $1.8 million on deposit in a cash margin account that serves as collateral for the Bancorp’s interest rate swaps. As of March 31, 2019 and December 31, 2018, the Company held $3.2 million and $7.8 million, respectively, in a restricted escrow account with a major bank for its alternative energy investments.

In the unaudited condensed consolidated statement of cash flows, the amounts for the three months ended March 31, 2018 have been corrected in the current year and differ from the previously reported amounts of zero for decrease in interest-bearing deposits, $97.0 million for net cash provided by investing activities, $183.9 million for increase in cash and cash equivalents and $539.8 million for cash and cash equivalents, beginning of period.

5. Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock that then shared in earnings. Outstanding stock options and restricted stock units (“RSUs”) with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth earnings per common share calculations:

	Three months ended March 31,
	2019	2018
	(In thousands, except share and per share data)

Net income	$66,679	$63,816

Weighted-average shares:
Basic weighted-average number of common shares outstanding	80,455,317	81,123,380
Dilutive effect of weighted-average outstanding common share equivalents

Warrants	—	295,453
RSUs	247,817	261,612
Diluted weighted-average number of common shares outstanding	80,703,134	81,680,445

Average stock options and restricted stock units with anti-dilutive effect	44,545	38,906
Earnings per common share:
Basic	$0.83	$0.79
Diluted	$0.83	$0.78

6. Stock-Based Compensation

Pursuant to the Company’s 2005 Incentive Plan, as amended and restated, the Company may grant incentive stock options (employees only), non-statutory stock options, common stock awards, restricted stock, RSUs, stock appreciation rights and cash awards to non-employee directors and eligible employees.

There were 35,880 stock option shares exercised in the three months ended March 31, 2018 with no stock options outstanding thereafter. The Company received $838 thousand from the exercise of stock options for 35,880 shares at $23.37 per share which had an aggregate intrinsic value of $718 thousand in the three months ended March 31, 2018.

RSUs are granted at no cost to the recipient. RSUs generally vest ratably over three years or cliff vest after one or three years of continued employment from the date of the grant. While a portion of RSUs are time-vesting awards, others vest subject to the attainment of specified performance goals and are referred to as “performance-based RSUs.” All RSUs are subject to forfeiture until vested.

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

The following table presents RSU activity during the three months ended March 31, 2019:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2018	284,493	$35.79	265,659	$32.90
Granted	18,818	38.36	—	—
Vested	(21,040)	36.03	(57,409)	38.36
Forfeited	(8,923)	37.12	—	—
Balance at March 31, 2019	273,348	$35.91	208,250	$31.39

The compensation expense recorded for RSUs was $1.5 million for the three months ended March 31, 2019 and 2018, respectively. Unrecognized stock-based compensation expense related to RSUs was $8.6 million and $15.1 million as of March 31, 2019 and 2018, respectively. As of March 31, 2019, these costs are expected to be recognized over the next 1.6 years for time-based and performance-based RSU’s.

As of March 31, 2019, 2,605,454 shares were available under the Company’s 2005 Incentive Plan, as amended and restated, for future grants.

Tax benefit from share-based payment arrangements reduced income tax expense by $0.5 million and $0.7 million in the three months ended March 31, 2019 and 2018, respectively.

7. Investment Securities

The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of March 31, 2019, and December 31, 2018:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$149,231	$20	$11	$149,240
U.S. government agency entities	5,694	3	166	5,531
U.S. government sponsored entities	400,000	—	6,726	393,274
Mortgage-backed securities	701,761	2,391	8,191	695,961
Collateralized mortgage obligations	905	—	24	881
Corporate debt securities	64,988	211	233	64,966
Total	$1,322,579	$2,625	$15,351	$1,309,853

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$124,801	$—	$51	$124,750
U.S. government agency entities	6,066	—	195	5,871
U.S. government sponsored entities	400,000	—	11,637	388,363
Mortgage-backed securities	670,874	960	15,089	656,745
Collateralized mortgage obligations	1,005	—	28	977
Corporate debt securities	64,985	818	—	65,803
Total	$1,267,731	$1,778	$27,000	$1,242,509

The amortized cost and fair value of securities available-for-sale as of March 31, 2019, by contractual maturities, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-For-Sale
	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$149,234	$149,243
Due after one year through five years	465,744	459,017
Due after five years through ten years	5,820	5,662
Due after ten years	701,781	695,931
Total	$1,322,579	$1,309,853

Equity Securities - The adoption of ASU 2016-01 resulted in approximately $8.6 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018. The Company recognized a net gain of $4.2 million as of March 31, 2019, due to the increase in fair value of equity investments with readily determinable fair values compared to a net loss of $3.8 million as of March 31, 2018. Equity securities were $29.3 million and $25.1 million as of March 31, 2019 and December 31, 2018, respectively.

The following tables present the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Less than 12 Months		12 Months or Longer		Total
		Gross				Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$99,779	$11	$—	$—	$99,779	$11
U.S. government agency entities	—	—	4,577	166	4,577	166
U.S. government sponsored entities	—	—	393,274	6,726	393,274	6,726
Mortgage-backed securities	3,437	18	511,556	8,173	514,993	8,191
Collateralized mortgage obligations	—	—	881	24	881	24
Corporate debt securities	39,767	233	—	—	39,767	233
Total	$142,983	$262	$910,288	$15,089	$1,053,271	$15,351

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
		Gross				Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$124,751	$51	$—	$—	$124,751	$51
U.S. government agency entities	3,388	77	2,483	118	5,871	195
U.S. government sponsored entities	—	—	388,362	11,637	388,362	11,637
Mortgage-backed securities	48,528	502	507,701	14,587	556,229	15,089
Collateralized mortgage obligations	—	—	977	28	977	28
Total	$176,667	$630	$899,523	$26,370	$1,076,190	$27,000

To the Company’s knowledge, the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. Management believes the gross unrealized losses detailed in the table above are temporary. The Company expects to recover the amortized cost basis of its securities and has no intent to sell, and will not be required to sell available-for-sale securities that have declined below their cost before their anticipated recovery. Accordingly, no other than temporary impairment write-downs were recorded on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income in the three months ended March 31, 2019 and 2018.

Securities available-for-sale having a carrying value of $87.8 million and $28.5 million as of March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, other borrowings and treasury tax and loan.

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

The types of loans in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2019, and December 31, 2018, were as follows:

	March 31, 2019	December 31, 2018
	(In thousands)

Commercial loans	$2,736,195	$2,741,965
Real estate construction loans	567,789	581,454
Commercial mortgage loans	6,888,898	6,724,200
Residential mortgage loans	3,803,692	3,693,853
Equity lines	273,215	249,967
Installment and other loans	7,633	4,349
Gross loans	$14,277,422	$13,995,788
Allowance for loan losses	(122,555)	(122,391)
Unamortized deferred loan fees, net	(1,549)	(1,565)
Total loans, net	$14,153,318	$13,871,832

As of March 31, 2019, recorded investment in impaired loans totaled $119.6 million and was comprised of non-accrual loans of $56.7 million and accruing troubled debt restructured loans (“TDRs”) of $62.9 million. As of December 31, 2018, recorded investment in impaired loans totaled $106.9 million and was comprised of non-accrual loans of $41.8 million and accruing TDRs of $65.1 million. For impaired loans, the amounts previously charged off represent 9.1% and 9.3% of the contractual balances for impaired loans as of March 31, 2019 and December 31, 2018, respectively.

The following table presents the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	Three Months Ended March 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$37,936	$256	$45,183	$334
Real estate construction loans	4,815	—	8,137	—
Commercial mortgage loans	59,070	603	58,598	644
Residential mortgage loans and equity lines	13,264	88	13,709	100
Total impaired loans	$115,085	$947	$125,627	$1,078

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated:

	March 31, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$45,590	$42,220	$—	$32,015	$30,368	$—
Real estate construction loans	5,776	4,801	—	5,776	4,873	—
Commercial mortgage loans	48,151	38,114	—	34,129	24,409	—
Residential mortgage loans and equity lines	7,122	7,096	—	5,685	5,665	—
Subtotal	$106,639	$92,231	$—	$77,605	$65,315	$—

With allocated allowance
Commercial loans	$950	$939	$498	$6,653	$6,570	$1,837
Commercial mortgage loans	20,289	20,238	667	27,099	27,063	877
Residential mortgage loans and equity lines	7,223	6,223	249	8,934	7,938	1,088
Subtotal	$28,462	$27,400	$1,414	$42,686	$41,571	$3,802
Total impaired loans	$135,101	$119,631	$1,414	$120,291	$106,886	$3,802

The following tables present the aging of the loan portfolio by type as of March 31, 2019, and as of December 31, 2018:

	March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)

Commercial loans	$10,618	$2,093	$—	$26,499	$39,210	$2,696,985	$2,736,195
Real estate construction loans	19,823	—	—	4,801	24,624	543,165	567,789
Commercial mortgage loans	24,107	3,324	—	17,940	45,371	6,843,527	6,888,898
Residential mortgage loans and equity lines	12,298	—	—	7,443	19,741	4,057,166	4,076,907
Installment and other loans	—	—	—	—	—	7,633	7,633
Total loans	$66,846	$5,417	$—	$56,683	$128,946	$14,148,476	$14,277,422

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)

Commercial loans	$25,494	$2,454	$514	$18,805	$47,267	$2,694,698	$2,741,965
Real estate construction loans	—	3,156	—	4,872	8,028	573,426	581,454
Commercial mortgage loans	10,797	8,545	3,259	10,611	33,212	6,690,988	6,724,200
Residential mortgage loans and equity lines	9,687	336	—	7,527	17,550	3,926,270	3,943,820
Installment and other loans	—	—	—	—	—	4,349	4,349
Total loans	$45,978	$14,491	$3,773	$41,815	$106,057	$13,889,731	$13,995,788

The determination of the amount of the allowance for loan losses for impaired loans is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for loan losses. The nature of the process by which the Bank determines the appropriate allowance for loan losses requires the exercise of considerable judgment. This allowance evaluation process is also applied to TDRs since they are considered to be impaired loans. The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

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

As of March 31, 2019, accruing TDRs were $62.9 million and non-accrual TDRs were $23.3 million compared to accruing TDRs of $65.1 million and non-accrual TDRs of $24.2 million as of December 31, 2018. The Company allocated specific reserves of $1.2 million to accruing TDRs and $56 thousand to non-accrual TDRs as of March 31, 2019, and $1.5 million to accruing TDRs and $826 thousand to non-accrual TDRs as of December 31, 2018. The following tables present TDRs that were modified during the three months ended March 31, 2019 and 2018, their specific reserves as of March 31, 2019 and 2018, and charge-offs for the three ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019				March 31, 2019
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	1	$1,948	$1,622	$—	$—
Total	1	$1,948	$1,622	$—	$—

	Three Months Ended March 31, 2018				March 31, 2018
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	3	$2,463	$2,463	$—	$—
Commercial mortgage loans	6	14,287	14,287	—	134
Residential mortgage loans and equity lines	2	801	801	—	8
Total	11	$17,551	$17,551	$—	$142

Modifications of the loan terms in the three months ended March 31, 2019 were in the form of extensions of maturity dates, which ranged from three to twelve months from the modification date.

We expect that the TDRs on accruing status as of March 31, 2019, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  A summary of TDRs by type of concession and by type of loan, as of March 31, 2019, and December 31, 2018, is shown below:

	March 31, 2019
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans	$16,660	$—	$—	$16,660
Commercial mortgage loans	13,773	7,391	19,249	40,413
Residential mortgage loans	3,177	324	2,374	5,875
Total accruing TDRs	$33,610	$7,715	$21,623	$62,948

	March 31, 2019
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial loans	$13,148	$—	$—	$13,148
Commercial mortgage loans	3,636	—	4,695	8,331
Residential mortgage loans	1,714	—	108	1,822
Total non-accrual TDRs	$18,498	$—	$4,803	$23,301

	December 31, 2018
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans	$18,135	$—	$—	$18,135
Commercial mortgage loans	14,022	7,420	19,418	40,860
Residential mortgage loans	3,353	327	2,396	6,076
Total accruing TDRs	$35,510	$7,747	$21,814	$65,071

	December 31, 2018
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial loans	$13,771	$—	$—	$13,771
Commercial mortgage loans	3,682	—	4,884	8,566
Residential mortgage loans	1,741	—	111	1,852
Total non-accrual TDRs	$19,194	$—	$4,995	$24,189

The activity within TDRs for the periods indicated is shown below:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Accruing TDRs
Beginning balance	$65,071	$68,566
New restructurings	1,948	17,320
Restructured loans restored to accrual status	—	2,318
Payments	(4,071)	(3,891)
Restructured loans placed on non-accrual status	—	(1,528)
Ending balance	$62,948	$82,785

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Non-accrual TDRs
Beginning balance	$24,189	$33,415
New restructurings	—	231
Restructured loans placed on non-accrual status	—	1,528
Charge-offs	(407)	—
Payments	(481)	(1,661)
Restructured loans restored to accrual status	—	(2,318)
Ending balance	$23,301	$31,195

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as a TDR during the previous twelve months and which had subsequently defaulted as of March 31, 2019.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of March 31, 2019, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

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

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following tables present the loan portfolio by risk rating as of March 31, 2019, and as of December 31, 2018:

	March 31, 2019
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,547,294	$113,451	$75,450	$—	$2,736,195
Real estate construction loans	518,290	44,699	4,800	—	567,789
Commercial mortgage loans	6,556,203	250,331	82,364	—	6,888,898
Residential mortgage loans and equity lines	4,067,833	770	8,304	—	4,076,907
Installment and other loans	7,633	—	—	—	7,633
Total gross loans	$13,697,253	$409,251	$170,918	$—	$14,277,422

	December 31, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,603,901	$87,987	$50,077	$—	$2,741,965
Real estate construction loans	514,406	62,175	4,873	—	581,454
Commercial mortgage loans	6,337,368	304,791	82,041	—	6,724,200
Residential mortgage loans and equity lines	3,934,762	—	9,058	—	3,943,820
Installment and other loans	4,349	—	—	—	4,349
Total gross loans	$13,394,786	$454,953	$146,049	$—	$13,995,788

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of March 31, 2019, and as of December 31, 2018:

	March 31, 2019
		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and
	Loans	Loans	Loans	and Equity Lines	Other Loans	Total
	(In thousands)
Loans individually evaluated for impairment
Allowance	$498	$—	$667	$249	$—	$1,414
Balance	$43,159	$4,801	$58,352	$13,319	$—	$119,631
Loans collectively evaluated for impairment
Allowance	$54,252	$20,723	$32,406	$13,726	$34	$121,141
Balance	$2,693,036	$562,988	$6,830,546	$4,063,588	$7,633	$14,157,791
Total allowance	$54,750	$20,723	$33,073	$13,975	$34	$122,555
Total balance	$2,736,195	$567,789	$6,888,898	$4,076,907	$7,633	$14,277,422

	December 31, 2018
		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and
	Loans	Loans	Loans	and Equity Lines	Other Loans	Total
	(In thousands)
Loans individually evaluated for impairment
Allowance	$1,837	$—	$877	$1,088	$—	$3,802
Balance	$36,938	$4,873	$51,472	$13,603	$—	$106,886
Loans collectively evaluated for impairment
Allowance	$53,141	$19,626	$32,610	$13,194	$18	$118,589
Balance	$2,705,027	$576,581	$6,672,728	$3,930,217	$4,349	$13,888,902
Total allowance	$54,978	$19,626	$33,487	$14,282	$18	$122,391
Total balance	$2,741,965	$581,454	$6,724,200	$3,943,820	$4,349	$13,995,788

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019, and March 31, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

2019 Beginning Balance	$54,978	$19,626	$33,487	$14,282	$18	$122,391
Provision/(reversal) for possible credit losses	962	53	(566)	(465)	16	—
Charge-offs	(1,231)	—	—	—	—	(1,231)
Recoveries	41	1,044	152	158	—	1,395
Net (charge-offs)/recoveries	(1,190)	1,044	152	158	—	164
March 31, 2019 Ending Balance	$54,750	$20,723	$33,073	$13,975	$34	$122,555
Reserve for impaired loans	$498	$—	$667	$249	$—	$1,414
Reserve for non-impaired loans	$54,252	$20,723	$32,406	$13,726	$34	$121,141
Reserve for off-balance sheet credit commitments	$1,759	$1,668	$146	$275	$2	$3,850

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

2018 Beginning Balance	$49,796	$24,838	$37,610	$11,013	$22	$123,279
Provision/(reversal) for possible credit losses	3,907	(3,018)	(4,163)	275	(1)	(3,000)
Charge-offs	(19)	—	—	—	—	(19)
Recoveries	913	44	783	84	—	1,824
Net recoveries	894	44	783	84	—	1,805
March 31, 2018 Ending Balance	$54,597	$21,864	$34,230	$11,372	$21	$122,084
Reserve for impaired loans	$11	$—	$1,145	$346	$—	$1,502
Reserve for non-impaired loans	$54,586	$21,864	$33,085	$11,026	$21	$120,582
Reserve for off-balance sheet credit commitments	$2,747	$1,515	$138	$182	$6	$4,588

9. Commitments and Contingencies

From time to time, Bancorp and its subsidiaries are parties to litigation that arise in the ordinary course of business or otherwise are incidental to various aspects of its operations. Based upon information available to the Company and its review of any such litigation with counsel, management believes that the liability relating to such litigation, if any, would not be expected to have a material adverse impact on the Company’s consolidated financial condition, results of operations or liquidity taken as a whole. Although the Company establishes accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, the Company does not have accruals for all legal proceedings where there is a risk of loss. In addition, amounts accrued may not represent the ultimate loss to the Company from the legal proceedings in question. Thus, ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued for legal loss contingencies.

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

The Company's unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships were $102.3 million and $113.0 million as of March 31, 2019 and December 31, 2018, respectively.

10. Leases

The Company determines if a contract arrangement is a lease at inception and primarily enters into operating lease contracts for its branch locations, office space and certain equipment. As part of its property lease agreements, the Company may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The ROU lease asset also includes any lease payments made and lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not possess any leases that have variable lease payments or residual value guarantees.

Accounting Policy Elections - The Company has elected the package of practical expedients that permits the Company to not reassess our prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected all of the new standard’s available transition practical expedients, including the short-term lease recognition exemption that includes not recognizing ROU assets or lease liabilities for existing short-term leases, and the practical expedient to not separate lease and non-lease components for all of our leases.

Significant Assumptions - The Company uses its incremental borrowing rate to determine the present value of its lease liabilities. The Company calculated a weighted average borrowing rate of 3.13% and a weighted average remaining lease term of 5.98 years as of March 31, 2019.

As of March 31, 2019, the Company recorded a ROU asset of $38.6 million, net of accumulated amortization of $2.1 million. Operating lease expense was $3.4 million for the three months ended March 31, 2019 and includes short-term leases that were immaterial. Operating cash flows from operating leases were $2.1 million for the three months ended March 31, 2019.  The below maturity schedule represents the undiscounted lease payments for the 5-year period and thereafter as of March 31, 2019.

As of March 31, 2019
Operating Leases
(In thousands)
Remaining 2019	$6,188
2020	8,511
2021	7,603
2022	6,417
2023	5,416
Thereafter	9,522
Total lease payments	43,657
Less amount of payment representing interest	(4,123)
Total present value of lease payments	$39,534

11. Borrowed Funds

Borrowings from the Federal Home Loan Bank (“FHLB”) - As of March 31, 2019, the Company had no over-night borrowings from the FHLB, compared to $200 million at an average rate of 2.56% as of December 31, 2018. Advances from the FHLB were $420 million at an average rate of 2.47% as of March 31, 2019 and $330 million at an average rate of 2.42% as of December 31, 2018. As of March 31, 2019, FHLB advances of $350 million will mature in April 2019, $50 million in December 2019, and $20 million in May 2023.

Other Borrowings - The Company owes a residual payable balance of $17.6 million to Bank SinoPac Co. related to the acquisition of SinoPac Bancorp, the parent of Far East National Bank. The remaining balance of $17.6 million has an interest rate of 4.0% (three month LIBOR rate plus 150 basis points) as of March 31, 2019, with $10.6 million due July 2019 and the remainder due in July 2020.

Long-term Debt - On October 12, 2017, the Bank entered into a term loan agreement of $75.0 million with U.S. Bank. The loan has a floating rate of one-month LIBOR plus 175 basis points. As of March 31, 2019, the term loan has a remaining balance of $55.3 million and an interest rate of 4.250% compared to 4.125% at December 31, 2018. The principal amount of the long-term debt from U.S. Bank is due and payable in consecutive quarterly installments in the amount of $4.7 million each on the last day of each calendar quarter commencing December 31, 2018, with the final installment due and payable on October 12, 2020. The U.S. Bank loan proceeds were used to fund a portion of our acquisition of SinoPac Bancorp.

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

At March 31, 2019, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 4.78%, compared to $119.1 million with a weighted average rate of 4.96% at December 31, 2018. The Junior Subordinated Notes have a stated maturity term of 30 years.

12. Income Taxes

The effective tax rate for the first quarter of 2019 was 21.8% compared to 22.8% for the first quarter of 2018. The effective tax rate includes the impact of low-income housing and alternative energy investment tax credits. Income tax expense for the first quarter of 2019 was reduced by $0.5 million in benefits from the distribution of restricted stock units.

The Company’s tax returns are open for audit by the Internal Revenue Service back to 2015 and by the California Franchise Tax Board back to 2014.

It is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

13. Fair Value Measurements

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

The Company uses the following methodologies to measure the fair value of its financial assets and liabilities on a recurring basis:

Securities Available for Sale - For certain U.S. Treasury securities, the Company measures the fair value based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement. The Company also measures securities by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement. This category generally includes U.S. Government agency securities, U.S. Government sponsored entities, state and municipal securities, mortgage-backed securities (“MBS”), collateralized mortgage obligations and corporate bonds.

Equity Securities – The Company measures the fair value based on quoted market prices in active exchange markets at the reporting date, a level 1 measurement. Equity securities are comprised of mutual funds, preferred stock of government-sponsored entities and other equity securities.

Foreign Exchange Contracts - The Company measures the fair value of foreign exchange contracts based on dealer quotes, a Level 2 measurement.

Warrants - The Company measures the fair value of warrants based on unobservable inputs based on assumptions and management judgment, a Level 3 measurement.

Interest Rate Swaps - Fair value of interest rate swaps is derived from third party models with observable market data, a Level 2 measurement.

Assets measured at estimated fair value on a non-recurring basis:

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the three months ended March 31, 2019 and December 31, 2018, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2019, and December 31, 2018:

	March 31, 2019
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$149,240	$—	$—	$149,240
U.S. government agency entities	—	5,531	—	5,531
U.S. government sponsored entities	—	393,274	—	393,274
Mortgage-backed securities	—	695,961	—	695,961
Collateralized mortgage obligations	—	881	—	881
Corporate debt securities	—	64,966	—	64,966
Total securities available-for-sale	$149,240	$1,160,613	$—	$1,309,853

Equity securities
Mutual funds	$6,171	$—	$—	$6,171
Preferred stock of government sponsored entities	11,443	—	—	11,443
Other equity securities	11,647	—	—	11,647
Total equity securities	$29,261	$—	$—	$29,261

Warrants	$—	$—	$181	$181
Interest rate swaps	—	4,480	—	4,480
Foreign exchange contracts	—	459	—	459
Total assets	$178,501	$1,165,552	$181	$1,344,234

Liabilities
Option contracts	$—	$12	$—	$12
Interest rate swaps	—	5,727	—	5,727
Foreign exchange contracts	—	645	—	645
Total liabilities	$—	$6,384	$—	$6,384

	December 31, 2018
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$124,751	$—	$—	$124,751
U.S. government agency entities	—	5,871	—	5,871
U.S. government sponsored entities	—	388,363	—	388,363
Mortgage-backed securities	—	656,744	—	656,744
Collateralized mortgage obligations	—	977	—	977
Corporate debt securities	—	65,803	—	65,803
Total securities available-for-sale	$124,751	$1,117,758	$—	$1,242,509

Equity securities
Mutual funds	$6,094	$—	$—	$6,094
Preferred stock of government sponsored entities	7,822	—	—	7,822
Other equity securities	11,182	—	—	11,182
Total equity securities	$25,098	$—	$—	$25,098

Warrants	$—	$—	$184	$184
Interest rate swaps	—	7,810	—	7,810
Foreign exchange contracts	—	397	—	397
Total assets	$149,849	$1,125,965	$184	$1,275,998

Liabilities
Option contracts	$—	$6	$—	$6
Interest rate swaps	—	1,543	—	1,543
Foreign exchange contracts	—	1,763	—	1,763
Total liabilities	$—	$3,312	$—	$3,312

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value adjustment of warrants was included in other operating income in the first quarter of 2019. The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from 1 to 5 years, risk-free interest rate from 2.41% to 2.55%, and stock volatility from 13.40% to 20.58%.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the condensed consolidated balance sheet as of March 31, 2019, the following tables provide the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of March 31, 2019, and December 31, 2018, and the total losses for the periods indicated:

	As of March 31, 2019				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Three Months Ended
	Level 1	Level 2	Level 3	Measurements	March 31, 2019	March 31, 2018
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$—	$440	$440	$—	$—
Commercial mortgage loans	—	—	19,571	19,571	—	—
Residential mortgage loans and equity lines	—	—	5,973	5,973	—	—
Total impaired loans	—	—	25,984	25,984	—	—
Other real estate owned (1)	—	8,850	4,343	13,193	72	33
Investments in venture capital and private company stock	—	—	2,061	2,061	2	173
Total assets	$—	$8,850	$32,388	$41,238	$74	$206

(1) Other real estate owned balance of $12.5 million in the condensed consolidated balance sheet is net of estimated disposal costs.

	As of December 31, 2018				Total Losses/(Gains)
	Fair Value Measurements Using			Total Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Measurements	December 31, 2018	December 31, 2017
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$—	$4,733	$4,733	$—	$25
Commercial mortgage loans	—	—	26,186	26,186	—	—
Residential mortgage loans and equity lines	—	—	6,850	6,850	—	—
Total impaired loans	—	—	37,769	37,769	—	25
Other real estate owned (1)	—	9,023	4,343	13,366	(619)	457
Investments in venture capital and private company stock	—	—	2,162	2,162	330	392
Total assets	$—	$9,023	$44,274	$53,297	$(289)	$874

(1) Other real estate owned balance of $12.7 million in the condensed consolidated balance sheet is net of estimated disposal costs.

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

14. Fair Value of Financial Instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents - For cash and cash equivalents, the carrying amount was assumed to be a reasonable estimate of fair value, a Level 1 measurement.

Short-term Investments and interest-bearing deposits - For short-term investments and interest-bearing deposits, the carrying amount was assumed to be a reasonable estimate of fair value, a Level 1 measurement.

Securities Available for Sale - For certain U.S. Treasury securities, the Company measures the fair value based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement. The Company also measures securities by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement. This category generally includes U.S. Government agency securities, U.S. Government sponsored entities, state and municipal securities, mortgage-backed securities (“MBS”), collateralized mortgage obligations and corporate bonds.

Equity Securities – The Company measures the fair value based on quoted market prices in active exchange markets at the reporting date, a level 1 measurement. Equity securities are comprised of mutual funds, preferred stock of government-sponsored entities and other equity securities.

Loans - Fair values were estimated for portfolios of loans with similar financial characteristics. Each loan category was further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories. The fair values were based primarily on third-party vendor pricing to determine fair values based on the exit price notion.

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

FHLB Stock - These securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. Management considers these non-marketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value.

Deposit Liabilities - The fair value of demand deposits, savings accounts, and certain money market deposits was assumed to be the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit was estimated using the rates currently offered for deposits with similar remaining maturities, a Level 3 measurement.

Advances from FHLB - The fair value of the advances is based on quotes from the FHLB to settle the advances, a Level 2 measurement.

Other Borrowings - This category includes borrowings from other financial institutions.  The fair value of other borrowings is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk, a Level 3 measurement.

Long-term Debt - The fair value of long-term debt is estimated based on the quoted market prices or dealer quotes, a Level 2 measurement.

Currency Option and Foreign Exchange Contracts - The Company measures the fair value of currency option and foreign exchange contracts based on dealer quotes, a Level 2 measurement.

Interest Rate Swaps - Fair value of interest rate swaps is derived from third party models with observable market data, a Level 2 measurement.

Off-Balance-Sheet Financial Instruments - The fair value of commitments to extend credit, standby letters of credit, and financial guarantees written were estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of guarantees and letters of credit was based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of off-balance-sheet financial instruments was based on the assumptions that a market participant would use, a Level 3 measurement.

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

The following table presents the carrying and notional amounts and estimated fair value of financial instruments as of March 31, 2019, and as of December 31, 2018:

	March 31, 2019		December 31, 2018
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$194,928	$194,928	$225,333	$225,333
Short-term investments	343,452	343,452	374,957	374,957
Securities available-for-sale	1,309,853	1,309,853	1,242,509	1,242,509
Loans, net	14,153,318	14,373,444	13,871,832	13,928,162
Equity securities	29,261	29,261	25,098	25,098
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250
Warrants	181	181	184	184

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$76,768	$459	$86,875	$397
Interest rate swaps	358,509	4,480	467,410	7,810

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$14,086,364	$14,143,470	$13,702,340	$13,754,028
Advances from Federal Home Loan Bank	420,000	420,450	530,000	529,500
Other borrowings	48,099	42,361	35,756	34,031
Long-term debt	174,448	123,897	189,448	132,615

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$2,188	$12	$1,215	$6
Foreign exchange contracts	57,273	645	94,977	1,763
Interest rate swaps	346,357	5,727	265,166	1,543

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$2,776,325	$(5,703)	$2,691,579	$(8,843)
Standby letters of credit	260,268	(2,890)	245,087	(2,662)
Other letters of credit	29,354	(28)	35,759	(30)
Bill of lading guarantees	662	—	730	—

The following tables present the level in the fair value hierarchy for the estimated fair values of financial instruments as of March 31, 2019, and December 31, 2018.

	As of March 31, 2019
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$194,928	$194,928	$—	$—
Short-term investments	343,452	343,452	—	—
Securities available-for-sale	1,309,853	149,240	1,160,613	—
Loans, net	14,373,444	—	—	14,373,444
Equity securities	29,261	29,261	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	181	—	—	181
Financial Liabilities
Deposits	14,143,470	—	—	14,143,470
Advances from Federal Home Loan Bank	420,450	—	420,450	—
Other borrowings	42,361	—	—	42,361
Long-term debt	123,897	—	123,897	—

	As of December 31, 2018
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$225,333	$225,333	$—	$—
Short-term investments	374,957	374,957	—	—
Securities available-for-sale	1,242,509	124,751	1,117,758	—
Loans, net	13,928,162	—	—	13,928,162
Equity securities	25,098	25,098	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	184	—	—	184
Financial Liabilities
Deposits	13,754,028	—	—	13,754,028
Advances from Federal Home Loan Bank	529,500	—	529,500	—
Other borrowings	34,031	—	—	34,031
Long-term debt	132,615	—	132,615	—

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

As of March 31, 2019, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment as of an interim date.

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

The Company offers various interest rate derivative contracts to its customers. When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Consolidated Balance Sheet or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements.

In May 2014, the Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 2.76%. As of March 31, 2019, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $1.5 million, net of taxes, was included in other comprehensive income compared to unrealized gain of $428 thousand at March 31, 2018. The amount of periodic net settlement of interest rate swaps included in interest expense was $45 thousand and $274 thousand for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, and 2018, the ineffective portion of these interest rate swaps was not significant.

As of March 31, 2019, the Bank’s outstanding interest rate swap contracts had a notional amount of $585.7 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.7% and receives a variable rate of the one-month LIBOR rate plus a weighted average spread of 263 basis points, or at a weighted average rate of 5.1%. As of March 31, 2019, and 2018, the notional amount of fair value interest rate swaps was $585.7 million and $561.9 million with unrealized gains of $4.1 million and $11.1 million, respectively, were included in other non-interest income. The amount of periodic net settlement of interest rate swaps increased interest income by $613 thousand for the three months ended March 31, 2019, compared to a decrease in interest income of $229 thousand for the same period a year ago. As of March 31, 2019, and 2018, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $4.3 million as of March 31, 2019 and $1.8 million as of December 31, 2018.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheet. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At March 31, 2019, the notional amount of option contracts totaled $2.2 million with a net negative fair value of $12 thousand. At March 31, 2019, spot, forward, and swap contracts in the total notional amount of $76.8 million had a positive fair value of $459 thousand. Spot, forward, and swap contracts in the total notional amount of $57.3 million had a negative fair value of $645 thousand at March 31, 2019. At December 31, 2018, the notional amount of option contracts totaled $1.2 million with a net negative fair value of $6 thousand. At December 31, 2018, spot, forward, and swap contracts in the total notional amount of $86.9 million had a positive fair value of $397 thousand. Spot, forward, and swap contracts in the total notional amount of $95.0 million had a negative fair value of $1.8 million at December 31, 2018.

17. Balance Sheet Offsetting

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

Financial instruments that are eligible for offset in the condensed consolidated balance sheets, as of March 31, 2019, and December 31, 2018, are presented in the following table:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
March 31, 2019	(In thousands)
Assets:
Derivatives	$4,480	$—	$4,480	$—	$—	$4,480

Liabilities:
Derivatives	$5,727	$—	$5,727	$—	$(5,497)	$230

December 31, 2018
Assets:
Derivatives	$7,810	$—	$7,810	$—	$—	$7,810

Liabilities:
Derivatives	$1,543	$—	$1,543	$—	$(1,543)	$—

18. Revenue from Contracts with Customers

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

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under ASC 606:

	March 31, 2019	March 31, 2018
	(In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$2,027	$2,318
Wealth management fees	1,696	1,301
Other service fees(1)	3,388	3,248
Total noninterest income	7,111	6,867
Noninterest income, not in-scope(2)	5,810	(1,557)
Total noninterest income	$12,921	$5,310

(1) Other service fees comprise of fees related to letters of credit, wire fees, fees on foreign exchange transactions and other immaterial individual revenue streams.
(2) These amounts primarily represent revenue from contracts with customers that are out of the scope of ASC 606.

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

19. Stockholders’ Equity

Total equity was $2.16 billion as of March 31, 2019, an increase of $41.5 million, from $2.12 billion as of December 31, 2018, primarily due to net income of $66.7 million, increases in other comprehensive income of $7.6 million, and proceeds from dividend reinvestment of $835 thousand, and partially offset by common stock cash dividends of $25.0 million and purchases of treasury stock of $8.6 million.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three months ended March 31, 2019, and March 31, 2018, was as follows:

	Three months ended March 31, 2019			Three months ended March 31, 2018
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, loss, net of tax
Securities available-for-sale			$(17,765)			$(1,060)
Cash flow hedge derivatives			(241)			(1,451)
Total			$(18,006)			$(2,511)

Reclassification adjustment for stranded tax effects of Tax Cuts and Jobs Act (1)
Securities available-for-sale	$—	$—	$—	$—	$200	$(200)
Cash flow hedge derivatives	—	—	—	—	315	(315)
Total	$—	$—	$—	$—	$515	$(515)

Reclassification adjustment for equity securities (2)
Equity securities	$—	$—	$—	$(12,151)	$(3,592)	$(8,559)

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$12,491	$3,692	$8,799	$(16,346)	$(4,832)	$(11,514)
Cash flow hedge derivatives	(1,738)	(514)	(1,224)	3,113	920	2,193
Total	$10,753	$3,178	$7,575	$(13,233)	$(3,912)	$(9,321)

Total other comprehensive income/(loss)
Securities available-for-sale	$12,491	$3,692	$8,799	$(16,346)	$(4,832)	$(11,514)
Cash flow hedge derivatives	(1,738)	(514)	(1,224)	3,113	920	2,193
Total	$10,753	$3,178	$7,575	$(13,233)	$(3,912)	$(9,321)

Ending balance, (loss)/gain, net of tax
Securities available-for-sale			$(8,966)			$(21,333)
Cash flow hedge derivatives			(1,465)			427
Total			$(10,431)			$(20,906)

(1) These amounts were recorded as of January 1, 2018 as a result of the adoption of ASU 2018-2.
(2) This amount was recorded as of January 1, 2018 as a result of the adoption of ASU 2016-1.

20. Stock Repurchase Program

On October 26, 2018, the Company’s Board of Directors approved a new stock repurchase program to buy back up to $45.0 million of our common stock. In 2018, the Company repurchased 913,400 shares for $35.1 million, or $38.43 per share under the October 2018 repurchase program. The Company repurchased 233,700 shares for $8.6 million, or $36.80 per share under the October 2018 repurchase program in the three months ended March 31, 2019. As of March 31, 2019, the Company may repurchase up to $1.3 million of its common stock under the October 2018 repurchase program.

21. Subsequent Events

On May 7, 2019, the Company announced that its Board of Directors adopted a new stock repurchase program to buy back up to $50.0 million of the Company's common stock.     In addition, on May 7, 2019, the $45.0 million share repurchase program announced on October 26, 2018, was completed with the repurchase of 1,182,060 shares at an average cost of $38.07.

The Company has evaluated the effect of events that have occurred subsequent to March 31, 2019, through the date of issuance of the Condensed Consolidated Financial Statements, and there have been no material events that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is based on the assumption that the reader has access to and has read the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Management of the Company considers the following to be critical accounting policies:

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described in “Allowance for Credit Losses” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Highlights

●	Diluted earnings per share increased 6.4% to $0.83 per share for the first quarter of 2019 compared to $0.78 per share for the same quarter a year ago.
●	Total loans increased $281.6 million, or 8.0% annualized, to $14.3 billion from $14.0 billion at December 31, 2018.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended March 31, 2019, was $66.7 million, an increase of $2.9 million, or 4.5%, compared to net income of $63.8 million for the same quarter a year ago. Diluted earnings per share for the quarter ended March 31, 2019, was $0.83 compared to $0.78 for the same quarter a year ago.

Return on average stockholders’ equity was 12.57% and return on average assets was 1.61% for the quarter ended March 31, 2019, compared to a return on average stockholders’ equity of 12.99% and a return on average assets of 1.65% for the same quarter a year ago.

Financial Performance

	Three months ended
	March 31, 2019	March 31, 2018
Net income	$66.7 million	$63.8 million
Basic earnings per common share	$0.83	$0.79
Diluted earnings per common share	$0.83	$0.78
Return on average assets	1.61%	1.65%
Return on average total stockholders' equity	12.57%	12.99%
Efficiency ratio	45.42%	43.35%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $8.0 million, or 5.9%, to $143.3 million during the first quarter of 2019, compared to $135.3 million during the same quarter a year ago. The increase was due primarily to increases in interest income from loans and securities, offset by an increase in interest expense from time deposits.

The net interest margin was 3.70% for the first quarter of 2019 compared to 3.75% for the first quarter of 2018 and 3.77% for the fourth quarter of 2018.

For the first quarter of 2019, the yield on average interest-earning assets was 4.85%, the cost of funds on average interest-bearing liabilities was 1.55%, and the cost of interest-bearing deposits was 1.46%. In comparison, for the first quarter of 2018, the yield on average interest-earning assets was 4.42%, the cost of funds on average interest-bearing liabilities was 0.92%, and the cost of interest-bearing deposits was 0.81%. The increase in the yield on average interest-earning assets resulted mainly from higher rates on loans. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 3.30% for the quarter ended March 31, 2019, compared to 3.50% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended March 31, 2019, and 2018. Average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended March 31,
	2019			2018
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(Dollars in thousands)
Interest-earning assets:
Total loans and leases (1)	$14,088,488	$178,277	5.13%	$12,920,204	$151,290	4.75%
Investment securities	1,270,053	7,290	2.33	1,304,669	6,458	2.01
Federal Home Loan Bank stock	17,304	304	7.13	22,242	396	7.22
Interest-bearing deposits	312,779	1,890	2.45	395,027	1,556	1.60
Total interest-earning assets	15,688,624	187,761	4.85	14,642,142	159,700	4.42
Non-interest earning assets:
Cash and due from banks	211,792			228,832
Other non-earning assets	1,035,208			964,261
Total non-interest earning assets	1,247,000			1,193,093
Less: Allowance for loan losses	(122,907)			(123,975)
Deferred loan fees	(1,468)			(3,329)
Total assets	$16,811,249			$15,707,931

Interest-bearing liabilities:
Interest-bearing demand accounts	$1,309,109	$609	0.19%	$1,406,842	$630	0.18%
Money market accounts	1,915,030	4,428	0.94	2,256,034	3,496	0.63
Savings accounts	717,393	340	0.19	838,368	460	0.22
Time deposits	7,064,254	34,123	1.96	5,651,505	15,728	1.13
Total interest-bearing deposits	11,005,786	39,500	1.46	10,152,749	20,314	0.81

Securities sold under agreements to repurchase	—	—	—	100,000	714	2.90
Other borrowings	462,043	2,813	2.47	318,911	1,247	1.59
Long-term debt	183,115	2,132	4.72	194,136	2,082	4.35
Total interest-bearing liabilities	11,650,944	44,445	1.55	10,765,796	24,357	0.92

Non-interest bearing liabilities:
Demand deposits	2,775,545			2,750,810
Other liabilities	233,568			198,426
Total equity	2,151,192			1,992,899
Total liabilities and equity	$16,811,249			$15,707,931

Net interest spread			3.30%			3.50%
Net interest income		$143,316			$135,343
Net interest margin			3.70%			3.75%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three months ended March 31, 2019-2018 Increase/(Decrease) in Net Interest Income Due to:
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans and leases	$14,263	$12,724	$26,987
Investment securities	(179)	1,011	832
Federal Home Loan Bank stock	(87)	(5)	(92)
Deposits with other banks	(379)	713	334
Total changes in interest income	13,618	14,443	28,061

Interest-bearing liabilities:
Interest-bearing demand accounts	(45)	24	(21)
Money market accounts	(601)	1,533	932
Savings accounts	(62)	(58)	(120)
Time deposits	4,665	13,730	18,395
Securities sold under agreements to repurchase	(357)	(357)	(714)
Other borrowed funds	699	867	1,566
Long-term debt	(122)	172	50
Total changes in interest expense	4,177	15,911	20,088
Changes in net interest income	$9,441	$(1,468)	$7,973

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision/(reversal) for credit losses

The Company did not record a provision for credit losses in the first quarter of 2019 compared to $3.0 million in the first quarter of 2018. The reversal for credit losses was based on a review of the appropriateness of the allowance for loan losses at March 31, 2019. The following table summarizes the charge-offs and recoveries for the periods indicated:

	Three months ended
	March 31, 2019	March 31, 2018
	(In thousands)
Charge-offs:
Commercial loans	$1,231	$19
Total charge-offs	1,231	19
Recoveries:
Commercial loans	41	913
Construction loans	1,044	44
Real estate loans (1)	310	867
Total recoveries	1,395	1,824
Net recoveries	$(164)	$(1,805)

(1) Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, equity securities gains (losses), wire transfer fees, and other sources of fee income, was $12.9 million for the first quarter of 2019, an increase of $7.6 million, or 143.4%, compared to $5.3 million for the first quarter of 2018, primarily due to an increase in the value of equity securities during 2019 of $4.2 million compared to a decrease in the value of equity securities during 2018 of $3.8 million.

Non-Interest Expense

Non-interest expense increased $10.0 million, or 16.4%, to $71.0 million in the first quarter of 2019 compared to $61.0 million in the same quarter a year ago. The increase in non-interest expense in the first quarter of 2019 was primarily due to a $1.8 million increase in salaries and employee benefits expense, a $1.3 million increase in marketing expense, a $5.0 million increase in amortization expense for investments in low income housing and alternative energy partnerships and a $1.6 million increase in provision for unfunded commitments, when compared to the same quarter a year ago. The efficiency ratio was 45.4% in the first quarter of 2019 compared to 43.4% for the same quarter a year ago.

Income Taxes

The effective tax rate for the first quarter of 2019 was 21.8% compared to 22.8% for the first quarter of 2018. The effective tax rate includes the impact of low-income housing and alternative energy investment tax credits. Income tax expense for the first quarter of 2019 was reduced by $0.5 million in benefits from the distribution of restricted stock units.

Balance Sheet Review

Assets

Total assets were $17.1 billion as of March 31, 2019, an increase of $334.4 million, or 2.0%, from $16.8 billion as of December 31, 2018, primarily due to loan growth and increases in investment securities offset by decreases in short-term investments.

Investment Securities

Investment securities represented 7.7% of total assets as of March 31, 2019, compared to 7.4% of total assets as of December 31, 2018. Securities available-for-sale were $1.3 billion as of March 31, 2019, compared to $1.2 billion as of December 31, 2018.

The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of March 31, 2019, and December 31, 2018:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$149,231	$20	$11	$149,240
U.S. government agency entities	5,694	3	166	5,531
U.S. government sponsored entities	400,000	—	6,726	393,274
Mortgage-backed securities	701,761	2,391	8,191	695,961
Collateralized mortgage obligations	905	—	24	881
Corporate debt securities	64,988	211	233	64,966
Total	$1,322,579	$2,625	$15,351	$1,309,853

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$124,801	$—	$51	$124,750
U.S. government agency entities	6,066	—	195	5,871
U.S. government sponsored entities	400,000	—	11,637	388,363
Mortgage-backed securities	670,874	960	15,089	656,745
Collateralized mortgage obligations	1,005	—	28	977
Corporate debt securities	64,985	818	—	65,803
Total	$1,267,731	$1,778	$27,000	$1,242,509

For additional information, see Note 7 to the Company’s unaudited Condensed Consolidated Financial Statements.

Investment securities having a carrying value of $87.8 million as of March 31, 2019, and $28.5 million as of December 31, 2018, were pledged to secure public deposits, other borrowings and treasury tax and loan.

Equity Securities

The adoption of ASU 2016-01 resulted in approximately $8.6 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018. The Company recognized a net gain of $4.2 million as of March 31, 2019, due to the increase in fair value of equity investments with readily determinable fair values compared to a net loss of $3.8 million as of March 31, 2018. Equity securities were $29.3 million and $25.1 million as of March 31, 2019 and December 31, 2018, respectively.

Loans

Gross loans were $14.3 billion at March 31, 2019, an increase of $281.6 million, or 2.0%, from $14.0 billion at December 31, 2018. The increase was primarily due to increases of $109.8 million, or 3.0%, in residential mortgage loans, $164.7 million, or 2.4%, in commercial mortgage loans, and $23.2 million, or 9.3%, in home equity loans, and were partially offset by a decrease of $13.7 million, or 2.4%, in real estate construction loans. The loan balances and composition at March 31, 2019, compared to December 31, 2018 are presented below:

	March 31, 2019	% of Gross Loans	December 31, 2018	% of Gross Loans	% Change
	(Dollars in thousands)

Commercial loans	$2,736,195	19.2%	$2,741,965	19.6%	(0.2% )
Equity lines	273,215	1.9	249,967	1.8	9.3
Commercial mortgage loans	6,888,898	48.3	6,724,200	48.0	2.4
Residential mortgage loans	3,803,692	26.6	3,693,853	26.4	3.0
Real estate construction loans	567,789	4.0	581,454	4.2	(2.4)
Installment and other loans	7,633	0.1	4,349	0.0	75.5
Gross loans	$14,277,422	100%	$13,995,788	100%	2.0%
Allowance for loan losses	(122,555)		(122,391)		0.1
Unamortized deferred loan fees	(1,549)		(1,565)		(1.0)
Total loans, net	$14,153,318		$13,871,832		2.0%

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

Management reviews the loan portfolio regularly for problem loans. From time to time during the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of the loan agreements. Such loans are placed under closer supervision with consideration given to placing the loans on non-accrual status, the need for an additional allowance for loan losses, and (if appropriate) partial or full charge-off.

The ratio of non-performing assets to total assets was 0.4% at March 31, 2019, compared to 0.3% at December 31, 2018. Total non-performing assets increased $10.9 million, or 18.7%, to $69.2 million at March 31, 2019, compared to $58.3 million at December 31, 2018, primarily due to an increase of $14.9 million, or 35.6%, in non-accrual loans, offset in part by a decrease of $3.8 million, or 100.0%, in accruing loans past due 90 days or more.

As a percentage of gross loans plus OREO, our non-performing assets was 0.48% as of March 31, 2019, compared to 0.42% as of December 31, 2018. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, decreased to 223.0% as of March 31, 2019, from 273.4% as of December 31, 2018.

The following table presents the changes in non-performing assets and troubled debt restructurings (“TDRs”) as of March 31, 2019, compared to December 31, 2018, and to March 31, 2018:

	March 31, 2019	December 31, 2018	% Change	March 31, 2018	% Change
	(Dollars in thousands)
Non-performing assets
Accruing loans past due 90 days or more	$—	$3,773	(100)	$—	—
Non-accrual loans:
Construction loans	4,801	4,872	(1)	8,113	(41)
Commercial mortgage loans	17,940	10,611	69	17,780	1
Commercial loans	26,499	18,805	41	15,916	66
Residential mortgage loans	7,443	7,527	(1)	7,519	(1)
Total non-accrual loans	$56,683	$41,815	36	$49,328	15
Other real estate owned	12,522	12,674	(1)	9,291	35
Total non-performing assets	$69,205	$58,262	19	$58,619	18
Accruing troubled debt restructurings	$62,948	$65,071	(3)	$82,785	(24)

Allowance for loan losses	$122,555	$122,391	—	$122,084	—

Total gross loans outstanding, at period-end	$14,277,422	$13,995,788	2	$13,014,539	10

Allowance for loan losses to non-performing loans, at period-end	216.21%	268.47%		247.49%
Allowance for loan losses to gross loans, at period-end	0.86%	0.87%		0.94%

Non-accrual Loans

At March 31, 2019, total non-accrual loans were $56.7 million, an increase of $14.9 million, or 35.6%, from $41.8 million at December 31, 2018, and an increase of $7.4 million, or 15.0%, from $49.3 million at March 31, 2018. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	March 31, 2019		December 31, 2018
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$10,898	$7,801	$11,366	$8,016
Commercial real estate	19,104	—	11,452	—
Personal property (UCC)	182	18,698	192	10,789
Total	$30,184	$26,499	$23,010	$18,805

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	March 31, 2019		December 31, 2018
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$17,631	$—	$9,826	$—
Wholesale/Retail	5,418	20,584	5,784	14,078
Import/Export	—	5,915	—	4,727
Other	7,135	—	7,400	—
Total	$30,184	$26,499	$23,010	$18,805

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency status of over 90 days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a TDRs. Those loans with a balance less than our defined selection criteria, generally a loan amount less than $500 thousand, are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. We generally obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired. The appraisals are based on “as is” or bulk sale valuations. To ensure that appraised values remain current, we generally obtain an updated appraisal every twelve months from qualified independent appraisers. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs, which generally range between 3% to 6% of the fair value, depending on the size of the impaired loan, is charged off against the allowance for loan losses. Non-accrual impaired loans, including TDRs, are not returned to accrual status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due, and TDRs are reviewed for continued impairment until they are no longer reported as TDRs.

As of March 31, 2019, recorded investment in impaired loans totaled $119.6 million and was comprised of non-accrual loans of $56.7 million and accruing TDRs of $62.9 million. As of December 31, 2018, recorded investment in impaired loans totaled $106.9 million and was comprised of non-accrual loans of $41.8 million and accruing TDRs of $65.1 million. For impaired loans, the amounts previously charged off represent 9.1% as of March 31, 2019, and 9.3% as of December 31, 2018, of the contractual balances for impaired loans. As of March 31, 2019, $30.2 million, or 53.3%, of the $56.7 million of non-accrual loans was secured by real estate compared to $23.0 million, or 55.0%, of the $41.8 million of non-accrual loans that was secured by real estate as of December 31, 2018. The Bank obtains current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

As of March 31, 2019, $1.4 million of the $122.6 million allowance for loan losses was allocated for impaired loans and $121.2 million was allocated to the general allowance. As of December 31, 2018, $3.8 million of the $122.4 million allowance for loan losses was allocated for impaired loans and $118.6 million was allocated to the general allowance.

The allowance for loan losses to non-performing loans was 216.2% as of March 31, 2019, from 268.5% as of December 31, 2018, primarily due to an increase in the non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents impaired loans and the related allowance as of the dates indicated:

	March 31, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$45,590	$42,220	$—	$32,015	$30,368	$—
Real estate construction loans	5,776	4,801	—	5,776	4,873	—
Commercial mortgage loans	48,151	38,114	—	34,129	24,409	—
Residential mortgage loans and equity lines	7,122	7,096	—	5,685	5,665	—
Subtotal	$106,639	$92,231	$—	$77,605	$65,315	$—

With allocated allowance
Commercial loans	$950	$939	$498	$6,653	$6,570	$1,837
Commercial mortgage loans	20,289	20,238	667	27,099	27,063	877
Residential mortgage loans and equity lines	7,223	6,223	249	8,934	7,938	1,088
Subtotal	$28,462	$27,400	$1,414	$42,686	$41,571	$3,802
Total impaired loans	$135,101	$119,631	$1,414	$120,291	$106,886	$3,802

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

As of March 31, 2019, construction loans of $532.5 million were disbursed with pre-established interest reserves of $61.2 million compared to $524.4 million of such loans disbursed with pre-established interest reserves of $65.2 million at December 31, 2018.  The balance for construction loans with interest reserves that have been extended was $142.7 million with pre-established interest reserves of $6.7 million at March 31, 2019, compared to $88.8 million with pre-established interest reserves of $3.9 million at December 31, 2018.  Land loans of $31.0 million were disbursed with pre-established interest reserves of $1.8 million at March 31, 2019, compared to $24.1 million of land loans disbursed with pre-established interest reserves of $770 thousand at December 31, 2018.  The balance for land loans with interest reserves that have been extended was $1.5 million at March 31, 2019 with pre-established interest reserves of $28 thousand compared to $5.6 million in land loans with pre-established interest reserves of $71 thousand at December 31, 2018.

At March 31, 2019 and December 31, 2018, the Bank had no loans on non-accrual status with available interest reserves.  At March 31, 2019 and December 31, 2018, $4.8 million and $4.9 million of non-accrual non-residential construction loans had been originated with pre-established interest reserves, respectively.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; Las Vegas, Nevada; and Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of March 31, 2019, or as of December 31, 2018.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. Total loans for construction, land development, and other land represented 32% of the Bank’s total risk-based capital as of March 31, 2019, and 33% as of December 31, 2018. Total CRE loans represented 271% of total risk-based capital as of March 31, 2019, and 268% as of December 31, 2018 and were below the Bank’s internal limit for CRE loans of 400% of total capital at both dates.

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

In addition, the Bank’s Board of Directors has established a written credit policy that includes a credit review and control system that the Board of Directors believes should be effective in ensuring that the Bank maintains an appropriate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is appropriate to absorb losses in the credit portfolio. The determination of the amount of the allowance for credit losses and the provision for credit losses are based on management’s current judgment about the credit quality of the loan portfolio and take into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Additions to the allowance for credit losses are made by charges to the provision for credit losses. While management utilizes its business judgment based on the information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond the Bank’s control, including but not limited to the performance of the Bank’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. Identified credit exposures that are determined to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for credit losses. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for credit losses in future periods.

The allowance for loan losses was $122.6 million and the allowance for off-balance sheet unfunded credit commitments was $3.9 million at March 31, 2019, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded credit commitments. The $122.6 million allowance for loan losses at March 31, 2019, increased $0.2 million, or 0.2%, from $122.4 million at December 31, 2018. The allowance for loan losses represented 0.86% of period-end gross loans and 216.2% of non-performing loans at March 31, 2019. The comparable ratios were 0.87% of period-end gross loans, excluding loans held for sale, and 268.5% of non-performing loans at December 31, 2018.

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended March 31,
	2019	2018
	(In thousands)
Allowance for loan losses
Balance at beginning of period	$122,391	$123,279
Reversal for credit losses	—	(3,000)
Charge-offs:
Commercial loans	(1,231)	(19)
Total charge-offs	(1,231)	(19)
Recoveries:
Commercial loans	41	913
Construction loans	1,044	44
Real estate loans	310	867
Total recoveries	1,395	1,824
Balance at end of period	$122,555	$122,084

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$2,250	$4,588
Provision for credit losses	1,600	—
Balance at end of period	$3,850	$4,588

Average loans outstanding during the period	$14,088,488	$12,914,960
Total gross loans outstanding, at period-end	$14,277,422	$13,014,539
Total non-performing loans, at period-end	$56,683	$49,328
Ratio of net (recoveries)/charge-offs to average loans outstanding during the period	0.00%	(0.06% )
Provision for credit losses to average loans outstanding during the period	0.05%	(0.09% )
Allowance for credit losses to non-performing loans, at period-end	223.00%	256.80%
Allowance for credit losses to gross loans, at period-end	0.89%	0.97%

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	March 31, 2019		December 31, 2018
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	(In thousands)
Type of Loan:
Commercial loans	$54,750	19.5%	$54,978	19.1%
Real estate construction loans	20,723	4.1	19,626	4.5
Commercial mortgage loans	33,073	48.0	33,487	49.5
Residential mortgage loans and equity lines	13,975	28.4	14,282	26.9
Installment and other loans	34	—	18	—
Total loans	$122,555	100%	$122,391	100%

The allowance allocated to commercial loans decreased $228 thousand, or 0.4%, to $54.8 million at March 31, 2019, from $55.0 million at December 31, 2018. The decrease is a result of decreases in commercial loan volume in the first quarter of 2019.

The allowance allocated to real estate construction loans increased $1.1 million, or 5.6%, to $20.7 million at March 31, 2019 from $19.6 million at December 31, 2018. The increase is due primarily to an increase in non-residential construction loan volume during the first quarter of 2019.

The allowance allocated to commercial mortgage loans decreased $414 thousand, or 1.2%, to $33.1 million at March 31, 2019, from $33.5 million at December 31, 2018, as a result of continued recoveries in the first quarter of 2019.

The allowance allocated for residential mortgage loans decreased slightly by $307 thousand or 2.1%, to $14.0 million as of March 31, 2019, from $14.3 million at December 31, 2018.

Deposits

Total deposits were $14.1 billion at March 31, 2019, an increase of $384 million, or 2.8%, from $13.7 billion at December 31, 2018. The following table displays the deposit mix as of the dates indicated:

	March 31, 2019		December 31, 2018
	Amount	Percentage	Amount	Percentage
Deposits	(Dollars in thousands)
Non-interest-bearing demand deposits	$2,760,377	19.6%	$2,857,443	20.8%
Interest bearing demand deposits	1,269,085	9.0	1,365,763	10.0
Money market deposits	1,839,468	13.1	2,027,404	14.8
Savings deposits	710,214	5.0	738,656	5.4
Time deposits	7,507,220	53.3	6,713,074	49.0
Total deposits	$14,086,364	100.0%	$13,702,340	100.0%

The following table shows the maturity distribution of time deposits as of March 31, 2019:

	At March 31, 2019
	Time Deposits - under $100,000	Time Deposits - $100,000 and over	Total Time Deposits
	(Dollars in thousands)
Less than three months	$291,026	$817,209	$1,108,235
Three to six months	435,546	1,427,700	1,863,246
Six to twelve months	964,687	2,741,616	3,706,303
Over one year	156,388	673,048	829,436
Total	$1,847,647	$5,659,573	$7,507,220

Percent of total deposits	13.1%	40.2%	53.3%

Borrowings

Borrowings include federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Borrowings from the FHLB - As of March 31, 2019, the Company had no over-night borrowings from the FHLB, compared to $200 million at an average rate of 2.56% as of December 31, 2018. Advances from the FHLB were $420 million at an average rate of 2.47% as of March 31, 2019 and $330 million at an average rate of 2.42% as of December 31, 2018. As of March 31, 2019, FHLB advances of $350 million will mature in April 2019, $50 million in December 2019, and $20 million in May 2023.

Other Borrowings - The Company owes a residual payable balance of $17.6 million to Bank SinoPac Co. related to the acquisition of SinoPac Bancorp, the parent of Far East National Bank. The remaining balance of $17.6 million has an interest rate of 4.0% (three-month LIBOR rate plus 150 basis points) as of March 31, 2019, with $10.6 million due July 2019 and the remainder due in July 2020.

Long-term Debt - On October 12, 2017, the Bank entered into a term loan agreement of $75.0 million with U.S. Bank. The loan has a floating rate of one-month LIBOR plus 175 basis points. As of March 31, 2019, the term loan has a remaining balance of $55.3 million and an interest rate of 4.250% compared to 4.125% at December 31, 2018. The principal amount of the long-term debt from U.S. Bank is due and payable in consecutive quarterly installments of $4.7 million each on the last day of each calendar quarter commencing December 31, 2018, with the final installment due and payable on October 12, 2020. We used the U.S. Bank loan proceeds to fund a portion of our acquisition of SinoPac Bancorp.

At March 31, 2019, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 4.78%, compared to $119.1 million with a weighted average rate of 4.96% at December 31, 2018. The Junior Subordinated Notes have a stated maturity term of 30 years. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of March 31, 2019. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$6,677,784	$791,390	$38,034	$12	$7,507,220
Advances from the Federal Home Loan Bank	400,000	—	20,000	—	420,000
Other borrowings	10,547	7,031	—	29,436	47,014
Long-term debt	18,750	36,562	—	119,136	174,448
Operating leases	7,027	22,053	8,683	5,973	43,736
Total contractual obligations and other commitments	$7,114,108	$857,036	$66,717	$154,557	$8,192,418

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

Loan Commitments - We enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses.

Standby Letters of Credit - Standby letters of credit are written conditional commitments issued by us to secure the obligations of a customer to a third party. In the event the customer does not perform in accordance with the terms of an agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek reimbursement from the customer. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

Capital Resources

Total equity was $2.16 billion as of March 31, 2019, an increase of $41.5 million, from $2.12 billion as of December 31, 2018, primarily due to net income of $66.7 million, increases in other comprehensive income of $7.6 million, and proceeds from dividend reinvestment of $835 thousand, and partially offset by common stock cash dividends of $25.0 million and purchases of treasury stock of $8.6 million.

The following table summarizes changes in total equity for the three months ended March 31, 2019:

Three months ended
March 31, 2019
(In thousands)
Net income	$66,679
RSUs distributed	1
Proceeds from shares issued through the Dividend Reinvestment Plan	835
Shares withheld related to net share settlement of RSUs	(1,593)
Share-based compensation	1,534
Other comprehensive income	7,575
Purchase of treasury stock	(8,601)
Cash dividends paid to common stockholders	(24,967)
Net increase in total equity	$41,463

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The following tables present actual and required capital ratios as of March 31, 2019 and December 31, 2018 for Bancorp and the Bank under the Basel III Capital Rules. The Basel III Capital Rules became fully phased-in on January 1, 2019. The minimum required capital amounts presented as of December 31, 2018 include the minimum required capital levels applicable as of that date as well as the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules became fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2018 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2019	(Dollars in thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$1,771,629	12.42	$998,351	7.00	$927,040	6.50
Cathay Bank	1,918,615	13.47	996,890	7.00	925,684	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	1,771,629	12.42	1,212,284	8.50	1,140,973	8.00
Cathay Bank	1,918,615	13.47	1,210,510	8.50	1,139,303	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,013,534	14.12	1,497,527	10.50	1,426,216	10.00
Cathay Bank	2,045,020	14.36	1,495,336	10.50	1,424,129	10.00

Leverage Ratio
Cathay General Bancorp	1,771,629	10.79	657,000	4.00	821,250	5.00
Cathay Bank	1,918,615	11.70	656,150	4.00	820,188	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2018	(Dollars in thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$1,736,854	12.43	$890,524	6.375	$907,985	6.50
Cathay Bank	1,904,820	13.66	889,287	6.375	906,724	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	1,736,854	12.43	1,100,059	7.875	1,117,520	8.00
Cathay Bank	1,904,820	13.66	1,098,531	7.875	1,115,968	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	1,976,995	14.15	1,379,439	9.875	1,396,900	10.00
Cathay Bank	2,029,462	14.55	1,377,523	9.875	1,394,961	10.00

Leverage Ratio
Cathay General Bancorp	1,736,854	10.83	641,755	4.00	802,146	5.00
Cathay Bank	1,904,820	11.89	640,807	4.00	800,983	5.00

As of March 31, 2019, capital levels at Bancorp and the Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of March 31, 2019 at Bancorp and the Bank exceed the minimum levels necessary to be considered “well capitalized.”

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. The amount of future dividends will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors. The terms of our Junior Subordinated Notes also limit our ability to pay dividends. We increased the common stock dividend from $0.21 per share in the fourth quarter of 2016, to $0.24 per share in the fourth quarter of 2017, and to $0.31 per share in the fourth quarter of 2018.

The Company declared a cash dividend of $0.31 per share on 80,537,962 shares outstanding on March 4, 2019, for distribution to holders of our common stock on March 14, 2019. The Company paid total cash dividends of $25.0 million in the first quarter of 2019.

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

The Company offers various interest rate derivative contracts to its customers. When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Consolidated Balance Sheet or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements.

In May 2014, the Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 2.76%. As of March 31, 2019, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $1.5 million, net of taxes, was included in other comprehensive income compared to unrealized gain of $428 thousand at March 31, 2018. The amount of periodic net settlement of interest rate swaps included in interest expense was $45 thousand for the three months ended March 31, 2019, compared to $274 thousand for the same quarter a year ago. As of March 31, 2019, and 2018, the ineffective portion of these interest rates swaps was not significant.

As of March 31, 2019, the Bank’s outstanding interest rate swap contracts had a notional amount of $585.7 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.7% and receives a variable rate of the one-month LIBOR rate plus a weighted average spread of 263 basis points, or at a weighted average rate of 5.1%. As of March 31, 2019, and March 31, 2018, the notional amount of fair value interest rate swaps was $585.7 million and $561.9 million with unrealized gains of $4.1 million and $11.1 million, respectively, were included in other non-interest income. The amount of periodic net settlement of interest rate swaps increased interest income by $613 thousand for the three months ended March 31, 2019, compared to a decrease in interest income of $229 thousand for the same period a year ago. As of March 31, 2019, and 2018, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $4.3 million as of March 31, 2019 and $1.8 million as of December 31, 2018.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheet. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At March 31, 2019, the notional amount of option contracts totaled $2.2 million with a net negative fair value of $12 thousand. At March 31, 2019, spot, forward, and swap contracts in the total notional amount of $76.8 million had a positive fair value of $459 thousand. Spot, forward, and swap contracts in the total notional amount of $57.3 million had a negative fair value of $645 thousand at March 31, 2019. At December 31, 2018, the notional amount of option contracts totaled $1.2 million with a net negative fair value of $6 thousand. At December 31, 2018, spot, forward, and swap contracts in the total notional amount of $86.9 million had a positive fair value of $397 thousand. Spot, forward, and swap contracts in the total notional amount of $95.0 million had a negative fair value of $1.8 million at December 31, 2018.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of March 31, 2019, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 12.1% compared to 12.0% as of December 31, 2018.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At March 31, 2019, the Bank had an approved credit line with the FHLB of San Francisco totaling $6.9 billion. Total advances from the FHLB of San Francisco were $420.0 million and standby letter of credits issued by FHLB on the Company’s behalf were $313.1 million as of March 31, 2019. These borrowings bear fixed rates and are secured by loans. See Note 11 to the Consolidated Financial Statements. At March 31, 2019, the Bank pledged $23.9 million of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $25.1 million from the Federal Reserve Bank Discount Window at March 31, 2019.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At March 31, 2019, investment securities totaled $1.3 billion, with $87.8 million pledged as collateral for borrowings and other commitments. The remaining $1.2 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 89% of our time deposits mature within one year or less as of March 31, 2019. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $55.0 million during the first quarter of 2019 and $127.8 million during 2018.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use a net interest income simulation model to measure the extent of the differences in the behavior of the lending and funding rates to changing interest rates, so as to project future earnings or market values under alternative interest rate scenarios. Interest rate risk arises primarily through the Company’s traditional business activities of extending loans and accepting deposits. Many factors, including but not limited to economic and financial conditions, movements in interest rates, and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. The net interest income simulation model is designed to measure the volatility of net interest income and net portfolio value, defined as net present value of assets and liabilities, under immediate rising or falling interest rate scenarios in 100 basis point increments.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2019:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	8.9	1.1
+100	4.5	0.7
-100	-7.3	0.7
-200	-19.3	1.8

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

There has not been any change in our internal control over financial reporting that occurred during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS.

From time to time, Bancorp and its subsidiaries are parties to litigation that arise in the ordinary course of business or otherwise are incidental to various aspects of its operations. Based upon information available to the Company and its review of any such litigation with counsel, management believes that the liability relating to such litigation, if any, would not be expected to have a material adverse impact on the Company’s consolidated financial condition, results of operations or liquidity taken as a whole.

Item 1A.     RISK FACTORS.

There is no material change in the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, in response to Item 1A in Part I of Form 10-K.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2019 - January 31, 2019)	20,000	$36.84	20,000	$9,157,679
Month #2 (February 1, 2019 - February 28, 2019)	3,700	$37.04	3,700	$9,020,632
Month #3 (March 1, 2019 - March 31, 2019)	210,000	$36.80	210,000	$1,293,235
Total	233,700	$36.80	233,700	$1,293,235

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

Cathay General Bancorp (Registrant)

Date: May 9, 2019
/s/ Pin Tai
Pin Tai Chief Executive Officer and President

Date: May 9, 2019
/s/ Heng W. Chen
Heng W. Chen Executive Vice President and Chief Financial Officer