Form 10-Q
period 2019-06-30
CATHAY GENERAL BANCORP
filed 2019-08-05
CIK 861842

UNITED STATES

securities and exchange commission

Washington, D.C. 20549

form 10-Q

[ X ]	quarterly report pursuant to section 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2019

OR

[ ]	transition report pursuant to section 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	001-31830

Cathay General Bancorp

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CATY	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                     Yes ☑          No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Common stock, $.01 par value, 79,818,009 shares outstanding as of July 31, 2019.

CATHAY GENERAL BANCORP AND SUBSIDIARies

2nd quarter 2019 REPORT ON FORM 10-Q

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$206,123	$225,333
Short-term investments and interest-bearing deposits	351,603	374,957
Securities available-for-sale (amortized cost of $1,468,452 at June 30, 2019 and $1,267,731 at December 31, 2018)	1,471,584	1,242,509
Loans	14,593,510	13,995,788
Less: Allowance for loan losses	(122,651)	(122,391)
Unamortized deferred loan fees, net	(1,415)	(1,565)
Loans, net	14,469,444	13,871,832
Equity securities	32,498	25,098
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	11,329	12,674
Affordable housing investments and alternative energy partnerships, net	301,410	282,734
Premises and equipment, net	102,919	103,189
Customers’ liability on acceptances	9,616	22,709
Accrued interest receivable	55,711	51,650
Goodwill	372,189	372,189
Other intangible assets, net	6,782	7,194
Right-of-use assets - operating leases	36,515	—
Other assets	161,033	175,419
Total assets	$17,606,006	$16,784,737

Liabilities
Deposits:
Non-interest-bearing demand deposits	$2,758,344	$2,857,443
Interest-bearing deposits:
NOW deposits	1,267,464	1,365,763
Money market deposits	1,909,097	2,027,404
Savings deposits	716,206	738,656
Time deposits	7,711,811	6,713,074
Total deposits	14,362,922	13,702,340
Advances from the Federal Home Loan Bank	550,000	530,000
Other borrowings of affordable housing investments	30,820	17,298
Long-term debt	169,761	189,448
Deferred payments from acquisition	18,843	18,458
Acceptances outstanding	9,616	22,709
Lease liabilities - operating leases	37,858	—
Other liabilities	226,889	182,618
Total liabilities	15,406,709	14,662,871
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 90,017,966 issued and 79,818,003 outstanding at June 30, 2019, and 89,826,317 issued and 80,501,948 outstanding at December 31, 2018	900	898
Additional paid-in-capital	945,250	942,062
Accumulated other comprehensive loss, net	(1,358)	(18,006)
Retained earnings	1,568,351	1,479,149
Treasury stock, at cost (10,199,963 shares at June 30, 2019, and 9,324,369 shares at December 31, 2018)	(313,846)	(282,237)
Total equity	2,199,297	2,121,866
Total liabilities and equity	$17,606,006	$16,784,737

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$182,291	$158,659	$360,568	$309,949
Investment securities	8,477	7,208	15,767	13,666
Federal Home Loan Bank stock	298	380	602	776
Deposits with banks	1,383	1,273	3,273	2,829
Total interest and dividend income	192,449	167,520	380,210	327,220

Interest Expense
Time deposits	39,491	18,730	73,614	34,458
Other deposits	5,588	4,832	10,965	9,418
Securities sold under agreements to repurchase	—	608	—	1,322
Advances from Federal Home Loan Bank	1,725	885	4,315	1,856
Long-term debt	2,007	2,163	4,139	4,245
Deferred payments from acquisition	192	271	409	547
Short-term borrowings	67	—	73	—
Total interest expense	49,070	27,489	93,515	51,846

Net interest income before reversal for credit losses	143,379	140,031	286,695	275,374
Reversal for credit losses	—	—	—	(3,000)
Net interest income after reversal for credit losses	143,379	140,031	286,695	278,374

Non-Interest Income
Net gains/(losses) from equity securities	3,237	(1,124)	7,400	(4,971)
Securities gains/(losses), net	13	—	13	—
Letters of credit commissions	1,577	1,376	3,131	2,651
Depository service fees	1,243	1,241	2,498	2,686
Gain from acquisition	—	—	—	340
Other operating income	6,724	6,274	12,673	12,371
Total non-interest income	12,794	7,767	25,715	13,077

Non-Interest Expense
Salaries and employee benefits	33,153	30,600	65,285	60,977
Occupancy expense	5,489	5,170	11,038	10,622
Computer and equipment expense	2,833	2,611	5,712	5,705
Professional services expense	6,000	5,730	11,257	11,769
Data processing service expense	3,081	3,151	6,491	6,370
FDIC and regulatory assessments	2,132	2,142	4,608	4,177
Marketing expense	979	3,400	3,120	4,258
Other real estate owned expense/(income)	369	(3)	649	(215)
Amortization of investments in low income housing and alternative energy partnerships	9,102	5,113	19,912	10,874
Amortization of core deposit intangibles	171	280	343	514
Acquisition and integration costs	—	1,735	—	1,904
Other operating expense	6,237	3,159	12,101	7,104
Total non-interest expense	69,546	63,088	140,516	124,059

Income before income tax expense	86,627	84,710	171,894	167,392
Income tax expense	14,383	11,046	32,971	29,912
Net income	$72,244	$73,664	$138,923	$137,480

Other Comprehensive Income, net of tax
Unrealized holding gains/(losses) on securities available-for-sale	11,175	(2,751)	19,974	(14,265)
Unrealized holding (losses)/gains on cash flow hedge derivatives	(2,102)	736	(3,326)	2,929
Total other comprehensive gain/(loss), net of tax	9,073	(2,015)	16,648	(11,336)
Total other comprehensive income	$81,317	$71,649	$155,571	$126,144

Net Income Per Common Share:
Basic	$0.90	$0.91	$1.73	$1.69
Diluted	$0.90	$0.90	$1.73	$1.68
Cash dividends paid per common share	$0.31	$0.24	$0.62	$0.48
Average Common Shares Outstanding:
Basic	80,106,329	81,236,315	80,279,859	81,180,160
Diluted	80,302,679	81,774,986	80,501,800	81,727,977

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three months ended	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at March 31, 2019	80,362,840	$899	$942,838	$(10,431)	$1,520,861	$(290,838)	$2,163,329
Dividend Reinvestment Plan	24,345	1	845	—	—	—	846
Restricted stock units vested	51,552	—	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(707)	—	—	—	(707)
Stock issued to directors	21,160	—	749	—	—	—	749
Purchases of treasury stock	(641,894)	—	—	—	—	(23,008)	(23,008)
Stock-based compensation	—	—	1,525	—	—	—	1,525
Cash dividends of $0.31 per share	—	—	—	—	(24,754)	—	(24,754)
Change in other comprehensive loss	—	—	—	9,073	—	—	9,073
Net income	—	—	—	—	72,244	—	72,244
Balance at June 30, 2019	79,818,003	$900	$945,250	$(1,358)	$1,568,351	$(313,846)	$2,199,297

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at March 31, 2018	81,206,998	$894	$934,335	$(20,906)	$1,335,058	$(239,589)	$2,009,792
Dividend Reinvestment Plan	15,286	—	661	—	—	—	661
Restricted stock units vested	17,339	1	—	—	—	—	1
Shares withheld related to net share settlement of RSUs	—	—	(327)	—	—	—	(327)
Stock issued to directors	16,060	—	650	—	—	—	650
Stock-based compensation	—	—	1,905	—	—	—	1,905
Cash dividends of $0.24 per share	—	—	—	—	(19,498)	—	(19,498)
Change in other comprehensive loss	—	—	—	(2,015)	—	—	(2,015)
Net income	—	—	—	—	73,664	—	73,664
Balance at June 30, 2018	81,255,683	$895	$937,224	$(22,921)	$1,389,224	$(239,589)	$2,064,833

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Six months ended	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2018	80,501,948	$898	$942,062	$(18,006)	$1,479,149	$(282,237)	$2,121,866
Dividend Reinvestment Plan	47,290	1	1,680	—	—	—	1,681
Restricted stock units vested	123,199	1	—	—	—	—	1
Shares withheld related to net share settlement of RSUs	—	—	(2,300)	—	—	—	(2,300)
Stock issued to directors	21,160	—	749	—	—	—	749
Purchases of treasury stock	(875,594)	—	—	—	—	(31,609)	(31,609)
Stock-based compensation	—	—	3,059	—	—	—	3,059
Cash dividends of $0.62 per share	—	—	—	—	(49,721)	—	(49,721)
Change in other comprehensive loss	—	—	—	16,648	—	—	16,648
Net income	—	—	—	—	138,923	—	138,923
Balance at June 30, 2019	79,818,003	$900	$945,250	$(1,358)	$1,568,351	$(313,846)	$2,199,297

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2017	80,893,379	$891	$932,874	$(2,511)	$1,281,639	$(239,589)	$1,973,304
Cumulative effect of changes in accounting principles	—	—	—	(8,556)	8,556	—	—
Reclassification of tax effects in accumulated other comprehensive income resulting from the new corporate income tax rate	—	—	—	(515)	515	—	—
Dividend Reinvestment Plan	30,557	—	1,325	—	—	—	1,325
Restricted stock units vested	89,471	2	—	—	—	—	2
Warrants exercised	190,336	2	(2)	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(1,865)	—	—	—	(1,865)
Stock issued to directors	16,060	—	650	—	—	—	650
Stock options exercised	35,880	—	838	—	—	—	838
Stock-based compensation	—	—	3,404	—	—	—	3,404
Cash dividends of $0.48 per share	—	—	—	—	(38,966)	—	(38,966)
Change in other comprehensive loss	—	—	—	(11,336)	—	—	(11,336)
Net income	—	—	—	—	137,480	—	137,480
Balance at June 30, 2018	81,255,683	$895	$937,224	$(22,921)	$1,389,224	$(239,589)	$2,064,833

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2019	2018
	(In thousands)
Cash Flows from Operating Activities
Net income	$138,923	$137,480
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal for credit losses	—	(3,000)
Provision for losses on other real estate owned	494	—
Deferred tax liability	8,592	2,432
Depreciation and amortization	3,308	3,868
Amortization of right-of-use asset	4,146	—
Change in operating lease liabilities	(3,477)	—
Net gains on sale and transfer of other real estate owned	(193)	(459)
Proceeds from sales of loans	—	8,000
Amortization on alternative energy partnerships, venture capital and other investments	19,929	(405)
Net gain on sales and calls of securities	(13)	—
Amortization/accretion of security premiums/discounts, net	1,165	1,719
Unrealized (gain)/loss on equity securities	(7,400)	4,971
Stock based compensation and stock issued to officers as compensation	3,808	4,054
Net change in accrued interest receivable and other assets	(46,292)	(8,043)
Gain on acquisition	—	(340)
Net change in other liabilities	50,533	(129)
Net cash provided by operating activities	173,523	150,148

Cash Flows from Investing Activities
Decrease in interest-bearing deposits	—	5,000
Purchase of investment securities available-for-sale	(425,661)	(448,805)
Proceeds from sale of investment securities available-for-sale	50,225	—
Proceeds from repayments, maturities and calls of investment securities available-for-sale	183,563	257,339
Purchase of Federal Home Loan Bank stock	(975)	(5,430)
Redemptions of Federal Home Loan Bank stock	975	11,265
Net increase in loans	(597,827)	(474,900)
Purchase of premises and equipment	(2,695)	(2,706)
Proceeds from sales of other real estate owned	1,905	2,785
Net increase in investment in affordable housing and alternative energy partnerships	(23,540)	(19,201)
Net cash used for investing activities	(814,030)	(674,653)

Cash Flows from Financing Activities
Net increase in deposits	660,368	414,198
Net decrease in federal funds purchased and securities sold under agreements to repurchase	—	(50,000)
Advances from Federal Home Loan Bank	3,200,000	2,450,000
Repayment of Federal Home Loan Bank borrowings	(3,180,000)	(2,400,000)
Cash dividends paid	(49,721)	(38,966)
Repayment of other borrowings	(19,687)	—
Proceeds from other borrowings	19,211	20,000
Purchases of treasury stock	(31,609)	—
Proceeds from shares issued under Dividend Reinvestment Plan	1,681	1,325
Proceeds from exercise of stock options	—	838
Taxes paid related to net share settlement of RSUs	(2,300)	(3,550)
Net cash provided by financing activities	597,943	393,845

Decrease in cash, cash equivalents, and restricted cash	(42,564)	(130,660)
Cash, cash equivalents, and restricted cash, beginning of the period	600,290	534,801
Cash, cash equivalents, and restricted cash, end of the period	$557,726	$404,141

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$87,636	$49,606
Income taxes paid	$33,807	$31,589
Non-cash investing and financing activities:
Net change in unrealized holding loss on securities available-for-sale, net of tax	$19,974	$(14,265)
Net change in unrealized holding loss on cash flow hedge derivatives	$(3,326)	$2,929
Transfers to other real estate owned from loans held for investment	$860	$715

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), nine limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, Asia Realty Corp. and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of June 30, 2019, the Bank operates 25 branches in Southern California, 14 branches in Northern California, 10 branches in New York State, four in Washington State, three in Illinois, two in Texas, onein Maryland, Massachusetts, Nevada, and New Jersey, one in Hong Kong, and a representative office in Taipei, Beijing, and Shanghai. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

The Company has adopted this guidance using the modified-retrospective transition method, which allows the adoption of the accounting standard prospectively without adjusting comparative prior period financial information using the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided, by the Company for dates and periods before January 1, 2019.

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

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s Consolidated Financial Statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, that clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition of financial instruments (ASU 2016-01). The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective for fiscal years beginning after December 15, 2019 and the amendments of ASU 2017-12 are effective as of the beginning of the Company’s next annual reporting period; early adoption is permitted. The Company previously adopted both ASU 2017-12 and ASU 2016-01 and does not expect the amendments of ASU 2019-04 will have a material impact on the Company’s Consolidated Financial Statements. The Company is continuing to evaluate the impact of ASU 2016-13 and will consider the amendments of ASU 2019-04 as part of that process.

In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments Credit Losses (Topic 326); Targeted Transition Relief.” This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument by instrument basis. ASU 2019-05 has the same effective date as ASU 2016-13 (i.e., the first quarter of 2020). The Company does not have financial instruments that were previously recorded at amortized cost, and therefore, ASU 2019-05 is not expected to impact the Company’s Consolidated Financial Statements.

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

The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were $161 thousand and $5.4 million for the six months ended June 30, 2019 and for the year ended December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, the Bancorp had $6.9 million and $1.8 million, respectively, on deposit in a cash margin account that serves as collateral for the Bancorp’s interest rate swaps. As of June 30, 2019 and December 31, 2018, the Company held $31.4 million and $7.8 million, respectively, in a restricted escrow account with a major bank for its alternative energy investments.

In the unaudited condensed consolidated statement of cash flows, the amounts for the six months ended June 30, 2018 have been corrected in the current year and differ from the previously reported amounts of zero for decrease in interest-bearing deposits, $679.7 million for net cash used by investing activities, $135.7 million decrease in cash and cash equivalents and $539.8 million for cash and cash equivalents, beginning of period.

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)

Net income	$72,244	$73,664	$138,923	$137,480

Weighted-average shares:
Basic weighted-average number of common shares outstanding	80,106,329	81,236,315	80,279,859	81,180,160
Dilutive effect of weighted-average outstanding common share equivalents
Warrants	—	278,080	—	286,718
RSUs	196,350	260,591	221,941	261,099
Diluted weighted-average number of common shares outstanding	80,302,679	81,774,986	80,501,800	81,727,977

Average stock options and restricted stock units with anti-dilutive effect	66,339	6,521	55,502	22,624
Earnings per common share:
Basic	$0.90	$0.91	$1.73	$1.69
Diluted	$0.90	$0.90	$1.73	$1.68

6. Stock-Based Compensation

Pursuant to the Company’s 2005 Incentive Plan, as amended and restated, the Company may grant incentive stock options (employees only), non-statutory stock options, common stock awards, restricted stock, RSUs, stock appreciation rights and cash awards to non-employee directors and eligible employees.

There were 35,880 stock option shares exercised in the six months ended June 30, 2018 with no stock options outstanding thereafter. The Company received $838 thousand from the exercise of stock options for 35,880 shares at $23.37 per share which had an aggregate intrinsic value of $718 thousand in the six months ended June 30, 2018.

RSUs are granted at no cost to the recipient. RSUs generally vest ratably over 3 years or cliff vest after one or three years of continued employment from the date of the grant. While a portion of RSUs are time-vesting awards, others vest subject to the attainment of specified performance goals and are referred to as “performance-based RSUs.” All RSUs are subject to forfeiture until vested.

Performance-based RSUs are granted at the target amount of awards. Based on the Company’s attainment of specified performance goals and consideration of market conditions, the number of shares that vest can be adjusted to a minimum of 0 and to a maximum of 150% of the target. The amount of performance-based RSUs that are eligible to vest is determined at the end of each performance period and is then added together to determine the total number of performance shares that are eligible to vest. Performance-based RSUs generally cliff vest 3 years from the date of grant.

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

The following table presents RSU activity during the six months ended June 30, 2019:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2018	284,493	$35.79	265,659	$32.90
Granted	18,818	38.36	35,092	38.36
Vested	(92,868)	35.12	(92,501)	38.36
Forfeited	(16,672)	38.31	—	—
Balance at June 30, 2019	193,771	$36.14	208,250	$31.39

The compensation expense recorded for RSUs was $1.5 million and $1.9 million for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, the compensation expense recorded for RSUs was $3.1 million and $3.4 million, respectively. Unrecognized stock-based compensation expense related to RSUs was $6.8 million and $13.3 million as of June 30, 2019 and 2018, respectively. As of June 30, 2019, these costs are expected to be recognized over the next 1.4 years for time-based and performance-based RSU’s.

As of June 30, 2019, 2,613,203 shares were available for future grants under the Company’s 2005 Incentive Plan, as amended and restated.

Tax benefit from share-based payment arrangements reduced income tax expense by $0.6 million and $0.8 million in the six months ended June 30, 2019 and 2018, respectively.

7. Investment Securities

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of June 30, 2019, and December 31, 2018:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$49,750	$41	$—	$49,791
U.S. government agency entities	76,695	715	158	77,252
U.S. government sponsored entities	400,000	—	1,660	398,340
Mortgage-backed securities	842,315	6,336	2,546	846,105
Collateralized mortgage obligations	795	—	18	777
Corporate debt securities	98,897	465	43	99,319
Total	$1,468,452	$7,557	$4,425	$1,471,584

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$124,801	$—	$50	$124,751
U.S. government agency entities	6,066	—	195	5,871
U.S. government sponsored entities	400,000	—	11,638	388,362
Mortgage-backed securities	670,874	960	15,089	656,745
Collateralized mortgage obligations	1,005	—	28	977
Corporate debt securities	64,985	818	—	65,803
Total	$1,267,731	$1,778	$27,000	$1,242,509

The amortized cost and fair value of securities available-for-sale as of June 30, 2019, by contractual maturities, are set forth in the tables below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-For-Sale
	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$69,741	$69,890
Due after one year through five years	479,550	478,222
Due after five years through ten years	23,551	23,637
Due after ten years	895,610	899,835
Total	$1,468,452	$1,471,584

Equity Securities - The adoption of ASU 2016-01 resulted in approximately $8.6 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018. The Company recognized a net gain of $3.2 million for the three months ended June 30, 2019, due to the increase in fair value of equity investments with readily determinable fair values compared to a net loss of $1.2 million for the three months ended June 30, 2018. The Company recognized a net gain of $7.4 million for the six months ended June 30, 2019, due to the increase in fair value of equity investments with readily determinable fair values compared to a net loss of $5.0 million for the six months ended June 30, 2018. Equity securities were $32.5 million and $25.1 million as of June 30, 2019 and December 31, 2018, respectively.

The following tables set forth the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of  June 30, 2019 and  December 31, 2018:

	June 30, 2019
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities Available-for-Sale
U.S. government agency entities	$23,606	$7	$4,334	$151	$27,940	$158
U.S. government sponsored entities	—	—	398,340	1,660	398,340	1,660
Mortgage-backed securities	2,874	7	360,270	2,539	363,144	2,546
Collateralized mortgage obligations	—	—	777	18	777	18
Corporate debt securities	33,863	43	—	—	33,863	43
Total	$60,343	$57	$763,721	$4,368	$824,064	$4,425

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$124,751	$50	$—	$—	$124,751	$50
U.S. government agency entities	3,388	77	2,483	118	5,871	195
U.S. government sponsored entities	—	—	388,362	11,638	388,362	11,638
Mortgage-backed securities	48,528	502	507,701	14,587	556,229	15,089
Collateralized mortgage obligations	—	—	977	28	977	28
Total	$176,667	$629	$899,523	$26,371	$1,076,190	$27,000

To the Company’s knowledge, the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. Management believes the gross unrealized losses detailed in the table above are temporary. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell, and will not be required to sell available-for-sale securities that have declined below their cost before their anticipated recovery. Accordingly, noother than temporary impairment write-downs were recorded on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income in the six months ended June 30, 2019 and 2018.

Securities available-for-sale having a carrying value of $21.8 million and $28.5 million as of June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, other borrowings and treasury tax and loan.

8.Loans

Most of the Company’s business activities are with customers located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; and Las Vegas, Nevada.  The Company also has loan customers in Hong Kong. The Company has no specific industry concentration, and generally its loans are secured by real property or other collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, from refinancing by other lenders, or through sale by the borrowers of the secured collateral.

The types of loans in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2019, and December 31, 2018, were as follows:

	June 30, 2019	December 31, 2018
	(In thousands)

Commercial loans	$2,772,982	$2,741,965
Residential mortgage loans	3,967,135	3,693,853
Commercial mortgage loans	6,945,562	6,724,200
Equity lines	302,351	249,967
Real estate construction loans	598,849	581,454
Installment and other loans	6,631	4,349
Gross loans	$14,593,510	$13,995,788
Allowance for loan losses	(122,651)	(122,391)
Unamortized deferred loan fees, net	(1,415)	(1,565)
Total loans, net	$14,469,444	$13,871,832

As of June 30, 2019, recorded investment in impaired loans totaled $119.6 million and was comprised of non-accrual loans of $54.7 million and accruing troubled debt restructured loans (“TDRs”) of $64.9 million. As of December 31, 2018, recorded investment in impaired loans totaled $106.9 million and was comprised of non-accrual loans of $41.8 million and accruing TDRs of $65.1 million. For impaired loans, the amounts previously charged off represent 9.9% and 9.3% of the contractual balances for impaired loans as of June 30, 2019 and December 31, 2018, respectively.

The following table presents the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$46,792	$587	$46,763	$498	$42,388	$820	$45,978	$825
Real estate construction loans	4,726	—	8,378	—	4,771	—	8,258	—
Commercial mortgage loans	54,404	448	64,004	633	56,724	942	61,316	1,264
Residential mortgage loans and equity lines	12,983	81	14,664	93	13,123	165	14,189	186
Total impaired loans	$118,905	$1,116	$133,809	$1,224	$117,006	$1,927	$129,741	$2,275

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated:

	June 30, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$45,022	$40,260	$—	$32,015	$30,368	$—
Real estate construction loans	5,776	4,702	—	5,776	4,873	—
Commercial mortgage loans	33,410	23,436	—	34,129	24,409	—
Residential mortgage loans and equity lines	7,043	6,997	—	5,685	5,665	—
Subtotal	$91,251	$75,395	$—	$77,605	$65,315	$—

With allocated allowance
Commercial loans	$12,577	$12,563	$832	$6,653	$6,570	$1,837
Commercial mortgage loans	25,761	25,704	620	27,099	27,063	877
Residential mortgage loans and equity lines	7,055	5,984	234	8,934	7,938	1,088
Subtotal	$45,393	$44,251	$1,686	$42,686	$41,571	$3,802
Total impaired loans	$136,644	$119,646	$1,686	$120,291	$106,886	$3,802

The following tables present the aging of the loan portfolio by type as of June 30, 2019, and as of December 31, 2018:

	June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)

Commercial loans	$4,998	$970	$—	$28,070	$34,038	$2,738,944	$2,772,982
Real estate construction loans	2,827	—	—	4,702	7,529	591,320	598,849
Commercial mortgage loans	4,930	4,264	14,469	14,515	38,178	6,907,384	6,945,562
Residential mortgage loans and equity lines	—	511	—	7,461	7,972	4,261,514	4,269,486
Installment and other loans	—	—	—	—	—	6,631	6,631
Total loans	$12,755	$5,745	$14,469	$54,748	$87,717	$14,505,793	$14,593,510

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)

Commercial loans	$25,494	$2,454	$514	$18,805	$47,267	$2,694,698	$2,741,965
Real estate construction loans	—	3,156	—	4,872	8,028	573,426	581,454
Commercial mortgage loans	10,797	8,545	3,259	10,611	33,212	6,690,988	6,724,200
Residential mortgage loans and equity lines	9,687	336	—	7,527	17,550	3,926,270	3,943,820
Installment and other loans	—	—	—	—	—	4,349	4,349
Total loans	$45,978	$14,491	$3,773	$41,815	$106,057	$13,889,731	$13,995,788

The determination of the amount of the allowance for loan losses for impaired loans is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for loan losses. The nature of the process by which the Bank determines the appropriate allowance for loan losses requires the exercise of considerable judgment. This allowance evaluation process is also applied to TDRs since they are considered to be impaired loans. The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic, market and environmental conditions, among other factors.

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

As of June 30, 2019, accruing TDRs were $64.9 million and non-accrual TDRs were $22.5 million compared to accruing TDRs of $65.1 million and non-accrual TDRs of $24.2 million as of December 31, 2018. The Company allocated specific reserves of $1.3 million to accruing TDRs and $54 thousand to non-accrual TDRs as of June 30, 2019, and $1.5 million to accruing TDRs and $826 thousand to non-accrual TDRs as of December 31, 2018. The following tables set forth TDRs that were modified during the three and six months ended June 30, 2019 and 2018, their specific reserves as of June 30, 2019 and 2018, and charge-offs for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019				June 30, 2019
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	19	$16,405	$15,551	$811	$37
Total	19	$16,405	$15,551	$811	$37

	Three Months Ended June 30, 2018				June 30, 2018
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	15	$5,127	$5,127	$—	$—
Total	15	$5,127	$5,127	$—	$—

	Six Months Ended June 30, 2019				June 30, 2019
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	20	$18,352	$16,381	$811	$37
Total	20	$18,352	$16,381	$811	$37

	Six Months Ended June 30, 2018				June 30, 2018
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	18	$7,590	$7,590	$—	$—
Commercial mortgage loans	6	14,287	14,287	—	126
Residential mortgage loans and equity lines	2	801	801	—	8
Total	26	$22,678	$22,678	$—	$134

Modifications of the loan terms in the six months ended June 30, 2019 were in the form of extensions of maturity dates, which ranged generally from three to twelve months from the modification date.

We expect that the TDRs on accruing status as of June 30, 2019, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  A summary of TDRs by type of concession and by type of loan, as of June 30, 2019, and December 31, 2018, is set forth in the table below:

	June 30, 2019
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans	$24,753	$—	$—	$24,753
Commercial mortgage loans	9,761	5,775	19,090	34,626
Residential mortgage loans	3,010	321	2,188	5,519
Total accruing TDRs	$37,524	$6,096	$21,278	$64,898

	June 30, 2019
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial loans	$16,278	$—	$—	$16,278
Commercial mortgage loans	—	—	4,417	4,417
Residential mortgage loans	1,658	—	104	1,762
Total non-accrual TDRs	$17,936	$—	$4,521	$22,457

	December 31, 2018
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans	$18,135	$—	$—	$18,135
Commercial mortgage loans	14,022	7,420	19,418	40,860
Residential mortgage loans	3,353	327	2,396	6,076
Total accruing TDRs	$35,510	$7,747	$21,814	$65,071

	December 31, 2018
	Payment Deferral	Rate Reduction	Rate Reductio and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial loans	$13,771	$—	$—	$13,771
Commercial mortgage loans	3,682	—	4,884	8,566
Residential mortgage loans	1,741	—	111	1,852
Total non-accrual TDRs	$19,194	$—	$4,995	$24,189

The activity within TDRs for the periods indicated is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Accruing TDRs
Beginning balance	$62,948	$82,785	$65,071	$68,566
New restructurings	13,244	5,127	15,192	22,447
Restructured loans restored to accrual status	—	—	—	2,318
Payments	(9,998)	(2,855)	(14,069)	(6,746)
Restructured loans placed on non-accrual status	(1,296)	(570)	(1,296)	(2,098)
Ending balance	$64,898	$84,487	$64,898	$84,487

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Non-accrual TDRs
Beginning balance	$23,301	$31,195	$24,189	$33,415
New restructurings	3,160	—	3,160	231
Restructured loans placed on non-accrual status	1,296	570	1,296	2,098
Charge-offs	(811)	(161)	(1,218)	(161)
Payments	(4,489)	(1,257)	(4,970)	(2,918)
Restructured loans restored to accrual status	—	—	—	(2,318)
Ending balance	$22,457	$30,347	$22,457	$30,347

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as a TDR during the previous twelve months and which had subsequently defaulted as of June 30, 2019.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of June 30, 2019, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

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

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following tables set forth the loan portfolio by risk rating as of June 30, 2019, and as of December 31, 2018:

	June 30, 2019
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,568,884	$111,658	$92,440	$—	$2,772,982
Real estate construction loans	538,843	55,303	4,703	—	598,849
Commercial mortgage loans	6,632,331	222,932	90,299	—	6,945,562
Residential mortgage loans and equity lines	4,260,303	939	8,244	—	4,269,486
Installment and other loans	6,631	—	—	—	6,631
Total gross loans	$14,006,992	$390,832	$195,686	$—	$14,593,510

	December 31, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,603,901	$87,987	$50,077	$—	$2,741,965
Real estate construction loans	514,406	62,175	4,873	—	581,454
Commercial mortgage loans	6,337,368	304,791	82,041	—	6,724,200
Residential mortgage loans and equity lines	3,934,762	—	9,058	—	3,943,820
Installment and other loans	4,349	—	—	—	4,349
Total gross loans	$13,394,786	$454,953	$146,049	$—	$13,995,788

The following tables set forth the balance in the allowance for loan losses by portfolio segment and based on impairment method as of June 30, 2019, and as of December 31, 2018:

	June 30, 2019
		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and
	Loans	Loans	Loans	and Equity Lines	Other Loans	Total
	(In thousands)
Loans individually evaluated for impairment
Allowance	$832	$—	$620	$234	$—	$1,686
Balance	$52,823	$4,702	$49,140	$12,981	$—	$119,646
Loans collectively evaluated for impairment
Allowance	$53,461	$21,010	$32,534	$13,930	$30	$120,965
Balance	$2,720,159	$594,147	$6,896,422	$4,256,505	$6,631	$14,473,864
Total allowance	$54,293	$21,010	$33,154	$14,164	$30	$122,651
Total balance	$2,772,982	$598,849	$6,945,562	$4,269,486	$6,631	$14,593,510

	December 31, 2018
		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and
	Loans	Loans	Loans	and Equity Lines	Other Loans	Total
	(In thousands)
Loans individually evaluated for impairment
Allowance	$1,837	$—	$877	$1,088	$—	$3,802
Balance	$36,940	$4,873	$51,471	$13,602	$—	$106,886
Loans collectively evaluated for impairment
Allowance	$53,141	$19,626	$32,610	$13,194	$18	$118,589
Balance	$2,705,025	$576,581	$6,672,729	$3,930,218	$4,349	$13,888,902
Total allowance	$54,978	$19,626	$33,487	$14,282	$18	$122,391
Total balance	$2,741,965	$581,454	$6,724,200	$3,943,820	$4,349	$13,995,788

The following tables set forth activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2019, and June 30, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended June 30, 2019 and 2018
				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

March 31, 2019 Ending Balance	$54,750	$20,723	$33,073	$13,975	$34	$122,555
Provision/(reversal) for possible credit losses	(100)	257	(180)	27	(4)	—
Charge-offs	(1,713)	—	—	—	—	(1,713)
Recoveries	1,356	30	261	162	—	1,809
Net (charge-offs)/recoveries	(357)	30	261	162	—	96
June 30, 2019 Ending Balance	$54,293	$21,010	$33,154	$14,164	$30	$122,651

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

March 31, 2018 Ending Balance	$54,597	$21,864	$34,230	$11,372	$21	$122,084
Provision/(reversal) for possible credit losses	920	(1,245)	(533)	860	(2)	—
Charge-offs	(488)	—	(161)	(229)	—	(878)
Recoveries	150	44	440	59	—	693
Net (charge-offs)/recoveries	(338)	44	279	(170)	—	(185)
June 30, 2018 Ending Balance	$55,179	$20,663	$33,976	$12,062	$19	$121,899

Six months ended June 30, 2019 and 2018
				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

2019 Beginning Balance	$54,978	$19,626	$33,487	$14,282	$18	$122,391
Provision/(reversal) for possible credit losses	862	310	(746)	(438)	12	—
Charge-offs	(2,944)	—	—	—	—	(2,944)
Recoveries	1,397	1,074	413	320	—	3,204
Net (charge-offs)/recoveries	(1,547)	1,074	413	320	—	260
June 30, 2019 Ending Balance	$54,293	$21,010	$33,154	$14,164	$30	$122,651
Reserve for impaired loans	$832	$—	$620	$234	$—	$1,686
Reserve for non-impaired loans	$53,461	$21,010	$32,534	$13,930	$30	$120,965
Reserve for off-balance sheet credit commitments	$2,090	$2,029	$137	$290	$4	$4,550

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

2018 Beginning Balance	$49,796	$24,838	$37,610	$11,013	$22	$123,279
Provision/(reversal) for possible credit losses	4,827	(4,263)	(4,696)	1,135	(3)	(3,000)
Charge-offs	(507)	—	(161)	(229)	—	(897)
Recoveries	1,063	88	1,223	143	—	2,517
Net recoveries/(charge-offs)	556	88	1,062	(86)	—	1,620
June 30, 2018 Ending Balance	$55,179	$20,663	$33,976	$12,062	$19	$121,899
Reserve for impaired loans	$2,463	$—	$1,036	$334	$—	$3,833
Reserve for non-impaired loans	$52,716	$20,663	$32,940	$11,728	$19	$118,066
Reserve for off-balance sheet credit commitments	$1,606	$1,207	$77	$190	$8	$3,088

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

The Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships were $117.3 million and $113.0 million as of June 30, 2019 and December 31, 2018, respectively.

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

Significant Assumptions - The Company uses its incremental borrowing rate to determine the present value of its lease liabilities. The Company calculated a weighted average borrowing rate of 3.14% and a weighted average remaining lease term of 5.61 years as of June 30, 2019.

As of June 30, 2019, the Company recorded a ROU asset of $36.5 million, net of accumulated amortization of $4.1 million. Operating lease expense was $3.4 million and $6.8 million for the three and six months ended June 30, 2019, respectively, and includes short-term leases that were immaterial. Operating cash flows from operating leases were $2.0 million and $4.1 million for the three and six months ended June 30, 2019, respectively. The below maturity schedule represents the undiscounted lease payments for the 5-year period and thereafter as of June 30, 2019.

As of June 30, 2019
Operating Leases
(In thousands)
Remaining 2019	$4,208
2020	8,511
2021	7,603
2022	6,417
2023	5,416
Thereafter	9,521
Total lease payments	41,676
Less amount of payment representing interest	(3,818)
Total present value of lease payments	$37,858

The following table shows future minimum payments under operating leases with terms in excess of one year as of December 31, 2018.

As of December 31, 2018
Operating Leases
(In thousands)
2019	$8,835
2020	7,220
2021	6,406
2022	5,406
2023	4,208
Thereafter	4,899
Total minimum lease payments	$36,974

11. Borrowed Funds

Borrowings from the Federal Home Loan Bank (“FHLB”) - As of June 30, 2019, over-night borrowings from the FHLB were $130 million at an average rate of 2.52% compared to $200 million at an average rate of 2.56% as of December 31, 2018. Advances from the FHLB were $420 million at an average rate of 2.29% as of June 30, 2019 and $330 million at an average rate of 2.42% as of December 31, 2018. As of June 30, 2019, FHLB advances of $150 million will mature in July 2019, $50 million in December 2019, $75 million in May 2021, $50 million in June 2021, $75 million in July 2021, and $20 million in May 2023.

Other Borrowings - The Company owes a residual payable balance of $17.6 million to Bank SinoPac Co. related to the acquisition of SinoPac Bancorp, the parent of Far East National Bank. The remaining balance of $17.6 million has an interest rate of 3.82% (three month LIBOR rate plus 150 basis points) as of June 30, 2019, with $10.6 million due July 2019 and the remainder due in July 2020.

Long-term Debt - On October 12, 2017, the Bank entered into a term loan agreement of $75.0 million with U.S. Bank. The loan has a floating rate of one-month LIBOR plus 175 basis points. As of June 30, 2019, the term loan has a remaining balance of $50.6 million and an interest rate of 4.250% compared to 4.125% at December 31, 2018. The principal amount of the long-term debt from U.S. Bank is due and payable in consecutive quarterly installments of $4.7 million each on the last day of each calendar quarter commencing December 31, 2018, with the final installment due and payable on October 12, 2020. We used the U.S. Bank loan proceeds to fund a portion of our acquisition of SinoPac Bancorp.

The Company established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing Guaranteed Preferred Beneficial Interests in their Subordinated Debentures to outside investors (“Capital Securities”). The proceeds from the issuance of the Capital Securities as well as our purchase of the common stock of the special purpose trusts were invested in Junior Subordinated Notes of the Company (“Junior Subordinated Notes”). The trusts exist for the purpose of issuing the Capital Securities and investing in Junior Subordinated Notes. Subject to some limitations, payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts, or the redemption of the Capital Securities, are guaranteed by the Company to the extent the trusts have funds on hand at such time. The obligations of the Company under the guarantees and the Junior Subordinated Notes are subordinate and junior in right of payment to all indebtedness of the Company and are structurally subordinated to all liabilities and obligations of the Company’s subsidiaries. The Company has the right to defer payments of interest on the Junior Subordinated Notes at any time or from time to time for a period of up to twenty consecutive quarterly periods with respect to each deferral period. Under the terms of the Junior Subordinated Notes, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock if it has deferred payment of interest on any Junior Subordinated Notes.

At June 30, 2019, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 4.57%, compared to $119.1 million with a weighted average rate of 4.96% at December 31, 2018. The Junior Subordinated Notes have a stated maturity term of 30 years.

12. Income Taxes

The effective tax rate for the first six months of 2019 was 19.2% compared to 17.9% for the first six months of 2018. The effective tax rate includes the impact of low-income housing and alternative energy investment tax credits. Income tax expense for the first six months of 2019 was reduced by $0.6 million in benefits from the distribution of restricted stock units.

The Company’s tax returns are open for audit by the Internal Revenue Service back to 2015 and by the California Franchise Tax Board back to 2014. The Company is currently under audit by the Internal Revenue Service for 2017.

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

Assets measured at estimated fair value on a non-recurring basis:

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the six months ended June 30, 2019 and December 31, 2018, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2019, and December 31, 2018:

	June 30, 2019
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$49,791	$—	$—	$49,791
U.S. government agency entities	—	77,252	—	77,252
U.S. government sponsored entities	—	398,340	—	398,340
Mortgage-backed securities	—	846,105	—	846,105
Collateralized mortgage obligations	—	777	—	777
Corporate debt securities	—	99,319	—	99,319
Total securities available-for-sale	$49,791	$1,421,793	$—	$1,471,584

Equity securities
Mutual funds	$6,259	$—	$—	$6,259
Preferred stock of government sponsored entities	14,183	—	—	14,183
Other equity securities	12,056	—	—	12,056
Total equity securities	$32,498	$—	$—	$32,498

Warrants	$—	$—	$44	$44
Interest rate swaps	—	1,440	—	1,440
Foreign exchange contracts	—	638	—	638
Total assets	$82,289	$1,423,871	$44	$1,506,204

Liabilities
Option contracts	$—	$14	$—	$14
Interest rate swaps	—	13,779	—	13,779
Foreign exchange contracts	—	876	—	876
Total liabilities	$—	$14,669	$—	$14,669

	December 31, 2018
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$124,751	$—	$—	$124,751
U.S. government agency entities	—	5,871	—	5,871
U.S. government sponsored entities	—	388,363	—	388,363
Mortgage-backed securities	—	656,744	—	656,744
Collateralized mortgage obligations	—	977	—	977
Corporate debt securities	—	65,803	—	65,803
Total securities available-for-sale	$124,751	$1,117,758	$—	$1,242,509

Equity securities
Mutual funds	$6,094	$—	$—	$6,094
Preferred stock of government sponsored entities	7,822	—	—	7,822
Other equity securities	11,182	—	—	11,182
Total equity securities	$25,098	$—	$—	$25,098

Warrants	$—	$—	$184	$184
Interest rate swaps	—	7,810	—	7,810
Foreign exchange contracts	—	397	—	397
Total assets	$149,849	$1,125,965	$184	$1,275,998

Liabilities
Option contracts	$—	$6	$—	$6
Interest rate swaps	—	1,543	—	1,543
Foreign exchange contracts	—	1,763	—	1,763
Total liabilities	$—	$3,312	$—	$3,312

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value adjustment of warrants was included in other operating income in the second quarter of 2019. The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from 1 to 6 years, risk-free interest rate from 1.91% to 2.15%, and stock volatility from 13.94% to 23.70%.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Condensed Consolidated Balance Sheets as of June 30, 2019, the following tables set forth the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of June 30, 2019, and December 31, 2018, and the total losses for the periods indicated:

	As of June 30, 2019				Total Losses/(Gains)
	Fair Value Measurements Using			Total Fair Value	For the Three Months Ended		For the Six Months Ended
	Level 1	Level 2	Level 3	Measurements	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$—	$11,731	$11,731	$—	$—	$—	$—
Commercial mortgage loans	—	—	25,085	25,085	—	—	—	—
Residential mortgage loans and equity lines	—	—	5,750	5,750	—	—	—	—
Total impaired loans	—	—	42,566	42,566	—	—	—	—
Other real estate owned (1)	—	7,625	4,343	11,968	422	(33)	494	—
Investments in venture capital and private company stock	—	—	1,746	1,746	16	91	18	264
Total assets	$—	$7,625	$48,655	$56,280	$438	$58	$512	$264

(1) Other real estate owned balance of $11.3 million in the condensed consolidated balance sheet is net of estimated disposal costs.

	As of December 31, 2018				Total Losses/(Gains)
	Fair Value Measurements Using			Total Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Measurements	December 31, 2018	December 31, 2017
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$—	$4,733	$4,733	$—	$25
Commercial mortgage loans	—	—	26,186	26,186	—	—
Residential mortgage loans and equity lines	—	—	6,850	6,850	—	—
Total impaired loans	—	—	37,769	37,769	—	25
Other real estate owned (1)	—	9,023	4,343	13,366	(619)	457
Investments in venture capital and private company stock	—	—	2,162	2,162	330	392
Total assets	$—	$9,023	$44,274	$53,297	$(289)	$874

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

The following table sets forth the carrying and notional amounts and estimated fair value of financial instruments as of June 30, 2019, and as of December 31, 2018:

	June 30, 2019		December 31, 2018
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$206,123	$206,123	$225,333	$225,333
Short-term investments	351,603	351,603	374,957	374,957
Securities available-for-sale	1,471,584	1,471,584	1,242,509	1,242,509
Loans, net	14,469,444	14,814,173	13,871,832	13,928,162
Equity securities	32,498	32,498	25,098	25,098
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250
Warrants	44	44	184	184

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$109,659	$638	$86,875	$397
Interest rate swaps	123,574	1,440	467,410	7,810

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$14,362,922	$14,417,628	$13,702,340	$13,754,028
Advances from Federal Home Loan Bank	550,000	551,591	530,000	529,500
Other borrowings	49,663	43,084	35,756	34,031
Long-term debt	169,761	121,592	189,448	132,615

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$1,698	$14	$1,215	$6
Foreign exchange contracts	95,600	876	94,977	1,763
Interest rate swaps	584,226	13,779	265,166	1,543

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,019,604	$(8,916)	$2,691,579	$(8,843)
Standby letters of credit	255,584	(2,630)	245,087	(2,662)
Other letters of credit	24,086	(21)	35,759	(30)
Bill of lading guarantees	188	—	730	—

The following tables set forth the level in the fair value hierarchy for the estimated fair values of financial instruments as of June 30, 2019, and December 31, 2018.

	As of June 30, 2019
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$206,123	$206,123	$—	$—
Short-term investments	351,603	351,603	—	—
Securities available-for-sale	1,471,584	49,791	1,421,793	—
Loans, net	14,814,173	—	—	14,814,173
Equity securities	32,498	32,498	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	44	—	—	44
Financial Liabilities
Deposits	14,417,628	—	—	14,417,628
Advances from Federal Home Loan Bank	551,591	—	551,591	—
Other borrowings	43,084	—	—	43,084
Long-term debt	121,592	—	121,592	—

	As of December 31, 2018
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$225,333	$225,333	$—	$—
Short-term investments	374,957	374,957	—	—
Securities available-for-sale	1,242,509	124,751	1,117,758	—
Loans, net	13,928,162	—	—	13,928,162
Equity securities	25,098	25,098	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	184	—	—	184
Financial Liabilities
Deposits	13,754,028	—	—	13,754,028
Advances from Federal Home Loan Bank	529,500	—	529,500	—
Other borrowings	34,031	—	—	34,031
Long-term debt	132,615	—	132,615	—

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

As of June 30, 2019, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment as of an interim date.

16. Financial Derivatives

It is our policy not to speculate on the future direction of interest rates. However, from time to time, we may enter into financial derivatives in order to seek mitigation of exposure to interest rate risks related to our interest-earning assets and interest-bearing liabilities. We believe that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in our assets or liabilities and against risk in specific transactions. In such instances, we  may enter into interest rate swap contracts or other types of financial derivatives. Prior to considering any hedging activities, we seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges must be approved by the Bank’s Investment Committee.

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

The Company offers various interest rate derivative contracts to its customers. When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Condensed Consolidated Balance Sheets or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements.

In May 2014, the Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of 10 years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 2.50%. The notional amount of cash flow interest rate swaps was $119.1 million as of both June 30, 2019 and December 31, 2018, and their unrealized loss of $3.6 million and $241 thousand, net of taxes, was included in other comprehensive income as of June 30, 2019 and December 31, 2018, respectively. The amount of periodic net settlement of interest rate swaps included in interest expense was $8 thousand and $123 thousand for the three months ended June 30, 2019 and 2018, respectively. The amount of periodic net settlement of interest rate swaps included in interest expense was a net interest income of $37 thousand and a net interest expense of $396 thousand for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, and 2018, the ineffective portion of these interest rate swaps was not significant.

As of June 30, 2019, the Bank’s outstanding interest rate swap contracts had a notional amount of $570.8 million for various terms from 3 to 10 years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.72% and receives a variable rate of the one-month LIBOR rate plus a weighted average spread of 262 basis points, or at a weighted average rate of 5.10%. As of June 30, 2019, and December 31, 2018, the notional amount of fair value interest rate swaps was $570.8 million and $613.4 million, respectively, with net unrealized losses of $7.3 million and net unrealized gains of $6.6 million, respectively, included in other non-interest income. The amount of periodic net settlement of interest rate swaps increased interest income by $534 thousand and zero for the three months ended June 30, 2019 and 2018, respectively. The amount of periodic net settlement of interest rate swaps increased interest income by $1.1 million and decreased by $229 thousand for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, and 2018, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivative clearing organization and daily margin is indirectly maintained with the derivative clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $6.9 million as of June 30, 2019 and $1.8 million as of December 31, 2018.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Condensed Consolidated Balance Sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. As of June 30, 2019, the notional amount of option contracts totaled $1.7 million with a net negative fair value of $14 thousand. As of June 30, 2019, spot, forward, and swap contracts in the total notional amount of $109.7 million had a positive fair value of $638 thousand. Spot, forward, and swap contracts in the total notional amount of $95.6 million had a negative fair value of $876 thousand at June 30, 2019. As of December 31, 2018, the notional amount of option contracts totaled $1.2 million with a net negative fair value of $6 thousand. As of December 31, 2018, spot, forward, and swap contracts in the total notional amount of $86.9 million had a positive fair value of $397 thousand. Spot, forward, and swap contracts in the total notional amount of $95.0 million had a negative fair value of $1.8 million at December 31, 2018.

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

Financial instruments that are eligible for offset in the Condensed Consolidated Balance Sheets, as of June 30, 2019, and December 31, 2018, are set forth in the following table:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
June 30, 2019
Assets:
Derivatives	$1,440	$—	$1,440	$—	$—	$1,440

Liabilities:
Derivatives	$13,779	$—	$13,779	$—	$(16,065)	$(2,286)

December 31, 2018
Assets:
Derivatives	$7,810	$—	$7,810	$—	$—	$7,810

Liabilities:
Derivatives	$1,543	$—	$1,543	$—	$(1,543)	$—

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

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under ASC 606:

	Three months Ended June 30,		Six months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	2,020 $	2,076 $	4,047 $	4,394 $
Wealth management fees	2,513	1,423	4,209	2,724
Other service fees(1)	3,559	3,516	6,948	6,764
Total noninterest income	8,092	7,015	15,204	13,882

Noninterest income, not in-scope(2)	4,702	752	10,511	805
Total noninterest income	12,794 $	7,767 $	25,715 $	13,077 $

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

The major revenue streams by fee type that are within the scope of ASC 606 presented in the above tables are described in additional detail below:

Fees and Services Charges on Deposit Accounts

Fees and service charges on deposit accounts include charges for analysis, overdraft, cash checking, ATM, and safe deposit activities executed by our deposit clients, as well as interchange income earned through card payment networks for the acceptance of card based transactions. Fees earned from our deposit clients are governed by contracts that provide for overall custody and access to deposited funds and other related services, and can be terminated at will by either party. Fees received from deposit clients for the various deposit activities are recognized as revenue by the Company once the performance obligations are met. The adoption of ASU 2014-09 had no impact to the recognition of fees and service charges on deposit accounts.

Wealth Management Fees

The Company employs financial consultants to provide investment planning services for customers including wealth management services, asset allocation strategies, portfolio analysis and monitoring, investment strategies, and risk management strategies. The fees the Company earns are variable and are generally received monthly by the Company. The Company recognizes revenue for the services performed at quarter end based on actual transaction details received from the broker dealer the Company engages.

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

19. Stockholders’ Equity

Total equity was $2.20 billion as of June 30, 2019, an increase of $77.4 million, from $2.12 billion as of December 31, 2018, primarily due to net income of $138.9 million, increases in other comprehensive income of $16.6 million, and proceeds from dividend reinvestment of $1.7 million, and partially offset by common stock cash dividends of $49.7 million and repurchases of the Company's common stock of $31.6 million.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three months and six months ended June 30, 2019, and June 30, 2018, was as follows:

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, loss, net of tax
Securities available-for-sale			$(8,966)			$(21,333)
Cash flow hedge derivatives			(1,465)			427
Total			$(10,431)			$(20,906)

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$15,865	$4,690	$11,175	$(3,905)	$(1,154)	$(2,751)
Cash flow hedge derivatives	(2,984)	(882)	(2,102)	1,045	309	736
Total	$12,881	$3,808	$9,073	$(2,860)	$(845)	$(2,015)

Total other comprehensive income/(loss)
Securities available-for-sale	$15,865	$4,690	$11,175	$(3,905)	$(1,154)	$(2,751)
Cash flow hedge derivatives	(2,984)	(882)	(2,102)	1,045	309	736
Total	$12,881	$3,808	$9,073	$(2,860)	$(845)	$(2,015)

Ending balance, (loss)/gain, net of tax
Securities available-for-sale			$2,209			$(24,084)
Cash flow hedge derivatives			(3,567)			1,163
Total			$(1,358)			$(22,921)

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, loss, net of tax
Securities available-for-sale			$(17,765)			$(1,060)
Cash flow hedge derivatives			(241)			(1,451)
Total			$(18,006)			$(2,511)

Reclassification adjustment for stranded tax effects of Tax Cuts and Jobs Act (1)
Securities available-for-sale	$—	$—	$—	$—	$200	$(200)
Cash flow hedge derivatives	—	—	—	—	315	(315)
Total	$—	$—	$—	$—	$515	$(515)

Reclassification adjustment for equity securities (2)
Equity securities	$—	$—	$—	$(12,151)	$(3,592)	$(8,559)

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$28,356	$8,382	$19,974	$(20,251)	$(5,986)	$(14,265)
Cash flow hedge derivatives	(4,722)	(1,396)	(3,326)	4,158	1,229	2,929
Total	$23,634	$6,986	$16,648	$(16,093)	$(4,757)	$(11,336)

Total other comprehensive income/(loss)
Securities available-for-sale	$28,356	$8,382	$19,974	$(20,251)	$(5,986)	$(14,265)
Cash flow hedge derivatives	(4,722)	(1,396)	(3,326)	4,158	1,229	2,929
Total	$23,634	$6,986	$16,648	$(16,093)	$(4,757)	$(11,336)

Ending balance, (loss)/gain, net of tax
Securities available-for-sale			$2,209			$(24,084)
Cash flow hedge derivatives			(3,567)			1,163
Total			$(1,358)			$(22,921)

(1) These amounts were recorded as of January 1, 2018 as a result of the adoption of ASU 2018-2.
(2) This amount was recorded as of January 1, 2018 as a result of the adoption of ASU 2016-1.

20. Stock Repurchase Program

On October 26, 2018, the Company’s Board of Directors approved a stock repurchase program to buy back up to $45.0 million of our common stock. During the remainder of 2018, the Company repurchased 913,400 shares for $35.1 million, or $38.43 per share under the October 2018 repurchase program. The Company repurchased 268,660 shares for $9.9 million, or $36.83 per share under the October 2018 repurchase program in the six months ended June 30, 2019. The Company completed the October 2018 repurchase program with the repurchase of 1,182,060 shares in total at an average cost of $38.07 per share.

On May 7, 2019, the Company announced that its Board of Directors adopted a new stock repurchase program to buy back up to $50.0 million of the Company’s common stock. The Company repurchased 606,934 shares for $21.7 million, or $35.78 per share, under the May 2019 repurchase program in the quarter ended June 30, 2019. As of June 30, 2019, the Company may repurchase up to $28.3 million of its common stock under the May 2019 repurchase program.

21. Subsequent Events

The Company has evaluated the effect of events that have occurred subsequent to June 30, 2019, through the date of issuance of the Condensed Consolidated Financial Statements, and, based on such evaluation, the Company believes that there have been no material events during such period that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

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

Management of the Company considers the following to be critical accounting policies:

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on, among other things, the carrying value of net loans. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described in “Allowance for Credit Losses” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Highlights

●	Total loans increased $316.1 million, or 9.0% annualized, to $14.6 billion for the quarter.
●	Total deposits increased $276.6 million, or 8.1% annualized, to $14.4 billion for the quarter.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended June 30, 2019, was $72.2 million, a decrease of $1.5 million, or 2.0%, compared to net income of $73.7 million for the same quarter a year ago. Diluted earnings per share for both the quarter ended June 30, 2019 and June 30, 2018, was $0.90.

Return on average stockholders’ equity was 13.27% and return on average assets was 1.69% for the quarter ended June 30, 2019, compared to a return on average stockholders’ equity of 14.51% and a return on average assets of 1.88% for the same quarter a year ago.

Financial Performance

	Three months ended
	June 30, 2019	June 30, 2018
Net income (in millions)	$72.2	$73.7
Basic earnings per common share	$0.90	$0.91
Diluted earnings per common share	$0.90	$0.90
Return on average assets	1.69%	1.88%
Return on average total stockholders' equity	13.27%	14.51%
Efficiency ratio	44.53%	42.69%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $3.4 million, or 2.4%, to $143.4 million during the second quarter of 2019, compared to $140.0 million during the same quarter a year ago. The increase was due primarily to increases in interest income from loans and securities, offset in part by an increase in interest expense from time deposits.

The net interest margin was 3.58% for the second quarter of 2019 compared to 3.83% for the second quarter of 2018 and 3.70% for the first quarter of 2019.

For the second quarter of 2019, the yield on average interest-earning assets was 4.81%, the cost of funds on average interest-bearing liabilities was 1.65%, and the cost of interest-bearing deposits was 1.58%. In comparison, for the second quarter of 2018, the yield on average interest-earning assets was 4.58%, the cost of funds on average interest-bearing liabilities was 1.03%, and the cost of interest-bearing deposits was 0.92%. The increase in the yield on average interest-earning assets resulted mainly from higher rates on loans. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 3.16% for the quarter ended June 30, 2019, compared to 3.55% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended June 30, 2019, and 2018. Average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended June 30,
	2019			2018
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(Dollars in thousands)
Interest-earning assets:
Total loans and leases (1)	$14,365,544	$182,291	5.09%	$13,020,212	$158,659	4.89%
Investment securities	1,441,005	8,477	2.36	1,368,718	7,208	2.11
Federal Home Loan Bank stock	17,250	298	6.93	17,489	380	8.73
Interest-bearing deposits	235,019	1,383	2.36	274,569	1,273	1.86
Total interest-earning assets	16,058,818	192,449	4.81	14,680,988	167,520	4.58
Non-interest earning assets:
Cash and due from banks	182,518			203,197
Other non-earning assets	1,040,853			988,066
Total non-interest earning assets	1,223,371			1,191,263
Less: Allowance for loan losses	(123,227)			(122,213)
Deferred loan fees	(1,384)			(3,252)
Total assets	$17,157,578			$15,746,786

Interest-bearing liabilities:
Interest-bearing demand accounts	$1,265,105	$574	0.18%	$1,381,065	$678	0.20%
Money market accounts	1,857,384	4,643	1.00	2,201,162	3,744	0.68
Savings accounts	731,512	371	0.20	804,064	410	0.20
Time deposits	7,570,131	39,491	2.09	5,848,849	18,730	1.28
Total interest-bearing deposits	11,424,132	45,079	1.58	10,235,140	23,562	0.92

Securities sold under agreements to repurchase	—	—	—	83,517	608	2.92
Other borrowings	353,799	1,984	2.25	237,231	1,156	1.95
Long-term debt	169,761	2,007	4.74	194,136	2,163	4.47
Total interest-bearing liabilities	11,947,692	49,070	1.65	10,750,024	27,489	1.03

Non-interest bearing liabilities:
Demand deposits	2,789,644			2,760,643
Other liabilities	235,991			199,445
Total equity	2,184,251			2,036,674
Total liabilities and equity	$17,157,578			$15,746,786

Net interest spread			3.16%			3.55%
Net interest income		$143,379			$140,031
Net interest margin			3.58%			3.83%

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
	2019-2018
	Increase/(Decrease) in
	Net Interest Income Due to:
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans and leases	$16,878	$6,754	$23,632
Investment securities	395	875	1,270
Federal Home Loan Bank stock	(5)	(77)	(82)
Deposits with other banks	(201)	311	110
Total changes in interest income	17,067	7,863	24,930

Interest-bearing liabilities:
Interest-bearing demand accounts	(55)	(49)	(104)
Money market accounts	(656)	1,554	898
Savings accounts	(37)	(3)	(40)
Time deposits	6,617	14,143	20,760
Securities sold under agreements to repurchase	(304)	(304)	(608)
Other borrowed funds	634	195	829
Long-term debt	(280)	124	(156)
Total changes in interest expense	5,919	15,660	21,579
Changes in net interest income	$11,148	$(7,797)	$3,351

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision/(reversal) for credit losses

There was no provision/(reversal) for credit losses recorded for the second quarter of 2019 or 2018, based on our management’s review of the appropriateness of the allowance for loan losses at June 30, 2019 and June 30, 2018, respectively. The following table summarizes the charge-offs and recoveries for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Charge-offs:
Commercial loans	$1,713	$488	$2,944	$507
Real estate loans (1)	—	390	—	390
Total charge-offs	1,713	878	2,944	897
Recoveries:
Commercial loans	1,356	150	1,397	1,063
Construction loans	30	44	1,074	88
Real estate loans (1)	423	499	733	1,366
Total recoveries	1,809	693	3,204	2,517
Net (recoveries)/charge-offs	$(96)	$185	$(260)	$(1,620)

(1) Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, equity securities gains (losses), wire transfer fees, and other sources of fee income, was $12.8 million for the second quarter of 2019, an increase of $5.0 million, or 64.1%, compared to $7.8 million for the second quarter of 2018, primarily due to higher gains from equity securities of $4.4 million and an increase of $1.1 million in wealth management fees.

Non-Interest Expense

Non-interest expense increased $6.4 million, or 10.1%, to $69.5 million in the second quarter of 2019 compared to $63.1 million in the same quarter a year ago. The increase in non-interest expense in the second quarter of 2019 was primarily due to a $2.6 million increase in salaries and employee benefits expense, a $4.0 million increase in amortization expense for investments in low income housing and alternative energy partnerships and a $2.2 million increase in provision for unfunded commitments, offset in part by a $2.4 million decrease in marketing expenses when compared to the same quarter a year ago. The efficiency ratio was 44.5% in the second quarter of 2019 compared to 42.7% for the same quarter a year ago.

Income Taxes

The effective tax rate for the second quarter of 2019 was 16.6% compared to 13.0% for the second quarter of 2018. The effective tax rate includes the impact of low-income housing and alternative energy investment tax credits.

Year-to-Date Statement of Operations Review

Net income for the six months ended June 30, 2019, was $138.9 million, an increase of $1.4 million, or 1.0%, compared to net income of $137.5 million for the same period a year ago. Diluted earnings per share was $1.73 compared to $1.68 per share for the same period a year ago. The net interest margin for the six months ended June 30, 2019, was 3.64% compared to 3.79% for the same period a year ago.

Return on average stockholders’ equity was 12.92% and return on average assets was 1.65% for the six months ended June 30, 2019, compared to a return on average stockholders’ equity of 13.76% and a return on average assets of 1.76% for the same period a year ago. The efficiency ratio for the six months ended June 30, 2019, was 44.98% compared to 43.01% for the same period a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the six months ended June 30, 2019, and 2018. Average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Six months ended June 30,
	2019			2018
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(Dollars in thousands)
Interest-earning assets:
Total loans and leases (1)	$14,227,782	$360,568	5.11%	$12,970,484	$309,949	4.82%
Investment securities	1,356,001	15,767	2.34	1,336,871	13,666	2.06
Federal Home Loan Bank stock	17,277	602	7.03	19,852	776	7.89
Interest-bearing deposits	275,044	3,273	2.40	334,465	2,829	1.71
Total interest-earning assets	15,876,104	380,210	4.83	14,661,672	327,220	4.50
Non-interest earning assets:
Cash and due from banks	195,715			215,944
Other non-earning assets	1,038,045			976,229
Total non-interest earning assets	1,233,760			1,192,173
Less: Allowance for loan losses	(123,068)			(123,089)
Deferred loan fees	(1,426)			(3,290)
Total assets	$16,985,370			$15,727,466

Interest-bearing liabilities:
Interest-bearing demand accounts	$1,286,985	$1,184	0.19%	$1,393,883	$1,308	0.19%
Money market accounts	1,886,048	9,070	0.97	2,228,446	7,239	0.66
Savings accounts	724,492	711	0.20	821,121	871	0.21
Time deposits	7,318,590	73,614	2.03	5,750,722	34,458	1.21
Total interest-bearing deposits	11,216,115	84,579	1.52	10,194,172	43,876	0.87

Securities sold under agreements to repurchase	—	—	—	91,713	1,322	2.91
Other borrowings	407,622	4,797	2.37	277,845	2,403	1.74
Long-term debt	176,401	4,139	4.73	194,136	4,245	4.41
Total interest-bearing liabilities	11,800,138	93,515	1.60	10,757,866	51,846	0.97

Non-interest bearing liabilities:
Demand deposits	2,782,633			2,755,754
Other liabilities	234,787			198,938
Total equity	2,167,812			2,014,908
Total liabilities and equity	$16,985,370			$15,727,466

Net interest spread			3.23%			3.53%
Net interest income		$286,695			$275,374
Net interest margin			3.64%			3.79%

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

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Six months ended June 30,
	2019-2018
	Increase/(Decrease) in
	Net Interest Income Due to:
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans and leases	$31,164	$19,455	$50,619
Investment securities	198	1,903	2,101
Federal Home Loan Bank stock	(94)	(79)	(173)
Deposits with other banks	(571)	1,014	443
Total changes in interest income	30,697	22,293	52,990

Interest-bearing liabilities:
Interest-bearing demand accounts	(99)	(26)	(125)
Money market accounts	(1,256)	3,087	1,831
Savings accounts	(98)	(63)	(161)
Time deposits	11,222	27,934	39,156
Securities sold under agreements to repurchase	(661)	(661)	(1,322)
Other borrowed funds	1,352	1,044	2,396
Long-term debt	(406)	300	(106)
Total changes in interest expense	10,054	31,615	41,669
Changes in net interest income	$20,643	$(9,322)	$11,321

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Balance Sheet Review

Assets

Total assets were $17.6 billion as of June 30, 2019, an increase of $821.3 million, or 4.9%, from $16.8 billion as of December 31, 2018, primarily due to loan growth and increases in investment securities offset in part by decreases in short-term investments.

Investment Securities

Investment securities represented 8.4% of total assets as of June 30, 2019, compared to 7.4% of total assets as of December 31, 2018. Securities available-for-sale were $1.5 billion as of June 30, 2019, compared to $1.2 billion as of December 31, 2018.

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of June 30, 2019, and December 31, 2018:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$49,750	$41	$—	$49,791
U.S. government agency entities	76,695	715	158	77,252
U.S. government sponsored entities	400,000	—	1,660	398,340
Mortgage-backed securities	842,315	6,336	2,546	846,105
Collateralized mortgage obligations	795	—	18	777
Corporate debt securities	98,897	465	43	99,319
Total	$1,468,452	$7,557	$4,425	$1,471,584

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$124,801	$—	$50	$124,751
U.S. government agency entities	6,066	—	195	5,871
U.S. government sponsored entities	400,000	—	11,638	388,362
Mortgage-backed securities	670,874	960	15,089	656,745
Collateralized mortgage obligations	1,005	—	28	977
Corporate debt securities	64,985	818	—	65,803
Total	$1,267,731	$1,778	$27,000	$1,242,509

For additional information, see Note 7 to the Company’s unaudited Condensed Consolidated Financial Statements.

Investment securities having a carrying value of $21.8 million as of June 30, 2019, and $28.5 million as of December 31, 2018, were pledged to secure public deposits, other borrowings and treasury tax and loan.

Equity Securities

The adoption of ASU 2016-01 resulted in approximately $8.6 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018. The Company recognized a net gain of $3.2 million for the three months ended June 30, 2019, due to the increase in fair value of equity investments with readily determinable fair values compared to a net loss of $1.2 million for the three months ended June 30, 2018. The Company recognized a net gain of $7.4 million for the six months ended June 30, 2019, due to the increase in fair value of equity investments with readily determinable fair values compared to a net loss of $5.0 million for the six months ended June 30, 2018. Equity securities were $32.5 million and $25.1 million as of June 30, 2019 and December 31, 2018, respectively.

Loans

Gross loans were $14.6 billion at June 30, 2019, an increase of $597.7 million, or 4.3%, from $14.0 billion at December 31, 2018. The increase was primarily due to increases of $273.3 million, or 7.4%, in residential mortgage loans, $221.4 million, or 3.3%, in commercial mortgage loans, $52.4 million, or 21.0%, in home equity loans, $31.0 million, or 1.1%, in commercial loans, and $17.4 million, or 3.0%, in real estate construction loans. The loan balances and composition at June 30, 2019, compared to December 31, 2018 are set forth below:

	June 30, 2019	% of Gross Loans	December 31, 2018	% of Gross Loans	% Change
	(Dollars in thousands)

Commercial loans	$2,772,982	19.0%	$2,741,965	19.6%	1.1%
Equity lines	302,351	2.1	249,967	1.8	21.0
Commercial mortgage loans	6,945,562	47.6	6,724,200	48.0	3.3
Residential mortgage loans	3,967,135	27.2	3,693,853	26.4	7.4
Real estate construction loans	598,849	4.1	581,454	4.2	3.0
Installment and other loans	6,631	0.0	4,349	0.0	52.5
Gross loans	$14,593,510	100%	$13,995,788	100%	4.3%
Allowance for loan losses	(122,651)		(122,391)		0.2
Unamortized deferred loan fees	(1,415)		(1,565)		(9.6)
Total loans, net	$14,469,444		$13,871,832		4.3%

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

Management reviews the loan portfolio regularly to seek to identify problem loans. From time to time during the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of the loan agreements. Such loans generally are placed under closer supervision with consideration given to placing the loans on non-accrual status, the need for an additional allowance for loan losses, and (if appropriate) partial or full charge-off.

The ratio of non-performing assets, to total assets was 0.5% at June 30, 2019, compared to 0.3% at December 31, 2018. Total non-performing assets increased $22.2 million, or 38.1%, to $80.5 million at June 30, 2019, compared to $58.3 million at December 31, 2018, primarily due to an increase of $12.9 million, or 30.9%, in non-accrual loans, and an increase of $10.7 million, or 283.5%, in accruing loans past due 90 days or more, offset in part by a decrease of $1.3 million, or 10.6%, in OREO.

As a percentage of gross loans plus OREO, our non-performing assets was 0.55% as of June 30, 2019, compared to 0.42% as of December 31, 2018. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, decreased to 183.8% as of June 30, 2019, from 273.4% as of December 31, 2018.

The following table sets forth the changes in non-performing assets and troubled debt restructurings (“TDRs”) as of June 30, 2019, compared to December 31, 2018, and to June 30, 2018:

	June 30, 2019	December 31, 2018	% Change	June 30, 2018	% Change
	(Dollars in thousands)
Non-performing assets
Accruing loans past due 90 days or more	$14,469	$3,773	283	$—	—
Non-accrual loans:
Construction loans	4,702	4,872	(3)	8,040	(42)
Commercial mortgage loans	14,515	10,611	37	17,154	(15)
Commercial loans	28,070	18,805	49	19,212	46
Residential mortgage loans	7,461	7,527	(1)	8,322	(10)
Total non-accrual loans	$54,748	$41,815	31	$52,728	4
Total non-performing loans	69,217	45,588	52	52,728	31
Other real estate owned	11,329	12,674	(11)	8,220	38
Total non-performing assets	$80,546	$58,262	38	$60,948	32
Accruing troubled debt restructurings	$64,898	$65,071	(0)	$84,487	(23)

Allowance for loan losses	$122,651	$122,391	—	$121,899	1

Total gross loans outstanding, at period-end	$14,593,510	$13,995,788	4	$13,348,737	9

Allowance for loan losses to non-performing loans, at period-end	177.20%	268.47%		231.18%
Allowance for loan losses to gross loans, at period-end	0.84%	0.87%		0.91%

Non-accrual Loans

At June 30, 2019, total non-accrual loans were $54.7 million, an increase of $12.9 million, or 30.9%, from $41.8 million at December 31, 2018, and an increase of $2.0 million, or 3.8%, from $52.7 million at June 30, 2018. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following tables set forth the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	June 30, 2019		December 31, 2018
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$7,788	$7,592	$11,366	$8,016
Commercial real estate	18,714	—	11,452	—
Personal property (UCC)	176	20,478	192	10,789
Total	$26,678	$28,070	$23,010	$18,805

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	June 30, 2019		December 31, 2018
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$14,387	$—	$9,826	$—
Wholesale/Retail	5,127	11,756	5,784	14,078
Food/Restaurant	—	10	—	4,727
Import/Export	—	16,304	—	4,727
Other	7,164	—	7,400	—
Total	$26,678	$28,070	$23,010	$23,532

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

Impaired Loans

We consider a loan to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency status of over 90 days or our receipt of information otherwise indicating that full collection of principal is doubtful, or when the loan has been restructured in a TDRs. Those loans with a balance less than our defined selection criteria, generally a loan amount less than $500 thousand, are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. We generally obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired. The appraisals are generally based on “as is” or bulk sale valuations. To ensure that appraised values remain current, we generally obtain an updated appraisal every twelve months from qualified independent appraisers. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs (which generally range between 3% to 6% of the fair value, depending on the size of the impaired loan), is charged off against the allowance for loan losses. Non-accrual impaired loans, including TDRs, are not returned to accrual status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due, and TDRs are reviewed for continued impairment until they are no longer reported as TDRs.

As of June 30, 2019, recorded investment in impaired loans totaled $119.6 million and was comprised of non-accrual loans of $54.7 million and accruing TDRs of $64.9 million. As of December 31, 2018, recorded investment in impaired loans totaled $106.9 million and was comprised of non-accrual loans of $41.8 million and accruing TDRs of $65.1 million. For impaired loans, the amounts previously charged off represent 9.9% as of June 30, 2019, and 9.3% as of December 31, 2018, of the contractual balances for impaired loans. As of June 30, 2019, $26.7 million, or 48.8%, of the $54.7 million of non-accrual loans were secured by real estate compared to $23.0 million, or 55.0%, of the $41.8 million of non-accrual loans that were secured by real estate as of December 31, 2018. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

As of June 30, 2019, $1.7 million of the $122.7 million allowance for loan losses was allocated for impaired loans and $121.0 million was allocated to the general allowance. As of December 31, 2018, $3.8 million of the $122.4 million allowance for loan losses was allocated for impaired loans and $118.6 million was allocated to the general allowance.

The allowance for loan losses to non-performing loans was 177.2% as of June 30, 2019, compared to 268.5% as of December 31, 2018, primarily due to an increase in the non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table sets forth impaired loans and the related allowance as of the dates indicated:

	June 30, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$45,022	$40,260	$—	$32,015	$30,368	$—
Real estate construction loans	5,776	4,702	—	5,776	4,873	—
Commercial mortgage loans	33,410	23,436	—	34,129	24,409	—
Residential mortgage loans and equity lines	7,043	6,997	—	5,685	5,665	—
Subtotal	$91,251	$75,395	$—	$77,605	$65,315	$—

With allocated allowance
Commercial loans	$12,577	$12,563	$832	$6,653	$6,570	$1,837
Commercial mortgage loans	25,761	25,704	620	27,099	27,063	877
Residential mortgage loans and equity lines	7,055	5,984	234	8,934	7,938	1,088
Subtotal	$45,393	$44,251	$1,686	$42,686	$41,571	$3,802
Total impaired loans	$136,644	$119,646	$1,686	$120,291	$106,886	$3,802

Loan Interest Reserves

In accordance with customary banking practice, we originate construction loans and land development loans where interest on the loan is disbursed from pre-established interest reserves included in the total original loan commitment. Our construction loans and land development loans generally include optional renewal terms after the maturity of the initial loan term. New appraisals are obtained prior to extension or renewal of these loans in part to determine the appropriate interest reserve to be established for the new loan term. Loans with interest reserves are underwritten to the same criteria, including loan to value and, if applicable, pro forma debt service coverage ratios, as loans without interest reserves. Construction loans with interest reserves are monitored on a periodic basis to gauge progress towards completion. Interest reserves are frozen if it is determined that additional draws would result in a loan to value ratio that exceeds policy maximums based on collateral property type. Our policy limits in this regard are consistent with supervisory limits and range from 50% in the case of land to 85% in the case of one to four family residential construction projects.

As of June 30, 2019, construction loans of $559.2 million were disbursed with pre-established interest reserves of $68.0 million compared to $524.4 million with pre-established interest reserves of $65.2 million at December 31, 2018.  The balance for construction loans with interest reserves that have been extended was $137.3 million with pre-established interest reserves of $5.4 million at June 30, 2019, compared to $88.8 million with pre-established interest reserves of $3.9 million at December 31, 2018.  Land loans of $40.4 million were disbursed with pre-established interest reserves of $1.8 million at June 30, 2019, compared to $24.1 million of land loans disbursed with pre-established interest reserves of $770 thousand at December 31, 2018.  The balance for land loans with interest reserves that have been extended was $1.5 million at June 30, 2019 with pre-established interest reserves of $34 thousand compared to $5.6 million in land loans with pre-established interest reserves of $71 thousand at December 31, 2018.

At June 30, 2019 and December 31, 2018, the Bank had no loans on non-accrual status with available interest reserves.  At June 30, 2019 and December 31, 2018, $4.7 million and $4.9 million of non-accrual non-residential construction loans had been originated with pre-established interest reserves, respectively.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of the property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; and Las Vegas, Nevada. The Company also has loan customers in Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of June 30, 2019, or as of December 31, 2018.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. Total loans for construction, land development, and other land represented 34% of the Bank’s total risk-based capital as of June 30, 2019, and 33% as of December 31, 2018. Total CRE loans represented 274% of total risk-based capital as of June 30, 2019, and 268% as of December 31, 2018 and were below the Bank’s internal limit for CRE loans of 400% of total capital at both dates.

Allowance for Credit Losses

The Bank maintains the allowance for credit losses at a level that the Bank considers appropriate to absorb the estimated and known risks in the loan portfolio and off-balance sheet unfunded credit commitments. Allowance for credit losses is comprised of the allowance for loan losses and the reserve for off-balance sheet unfunded credit commitments. With this risk management objective, the Bank’s management has an established monitoring system that it believes is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the appropriate level of the allowance for credit losses in a timely manner.

In addition, the Bank’s Board of Directors has established a written credit policy that includes a credit review and control system that the Board of Directors believes should be effective in ensuring that the Bank maintains an appropriate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is appropriate to absorb losses in the credit portfolio. The determination of the amount of the allowance for credit losses and the provision for credit losses are based on management’s current judgment about the credit quality of the loan portfolio and take into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Additions to the allowance for credit losses are made by charges to the provision for credit losses. While management utilizes its business judgment based on the information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors, many of which are beyond the Bank’s control, including but not limited to the performance of the Bank’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. Identified credit exposures that are determined to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for credit losses. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for credit losses in future periods.

The allowance for loan losses was $122.7 million and the allowance for off-balance sheet unfunded credit commitments was $4.6 million at June 30, 2019, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded credit commitments. The $122.7 million allowance for loan losses at June 30, 2019, increased $0.3 million, or 0.2%, from $122.4 million at December 31, 2018. The allowance for loan losses represented 0.84% of period-end gross loans, excluding loans held for sale, and 177.2% of non-performing loans at June 30, 2019. The comparable ratios were 0.87% of period-end gross loans, excluding loans held for sale, and 268.5% of non-performing loans at December 31, 2018.

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Allowance for loan losses
Balance at beginning of period	$122,555	$122,084	$122,391	$123,279
Reversal for credit losses	—	—	—	(3,000)
Charge-offs:
Commercial loans	(1,713)	(488)	(2,944)	(507)
Real estate loans	—	(390)	—	(390)
Total charge-offs	(1,713)	(878)	(2,944)	(897)
Recoveries:
Commercial loans	1,356	150	1,397	1,063
Construction loans	30	44	1,074	88
Real estate loans	423	499	733	1,366
Total recoveries	1,809	693	3,204	2,517
Balance at end of period	$122,651	$121,899	$122,651	$121,899

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$3,850	$4,588	$2,250	$4,588
Provision for credit losses	700	(1,500)	2,300	(1,500)
Balance at end of period	$4,550	$3,088	$4,550	$3,088

Average loans outstanding during the period	$14,365,544	$13,020,212	$14,227,782	$12,970,484
Total gross loans outstanding, at period-end	$14,593,510	$13,348,737	$14,593,510	$13,348,737
Total non-performing loans, at period-end	$69,217	$52,728	$69,217	$52,728
Ratio of net (recoveries)/charge-offs to average loans outstanding during the period	0.00%	0.01%	0.00%	(0.03% )
Provision for credit losses to average loans outstanding during the period	0.02%	(0.05% )	0.03%	(0.07% )
Allowance for credit losses to non-performing loans, at period-end	183.77%	237.04%	183.77%	237.04%
Allowance for credit losses to gross loans, at period-end	0.87%	0.94%	0.87%	0.94%

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

•

General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and common risk characteristics. The non-impaired loans are grouped into 19 segments: two commercial segments, ten commercial real estate segments, one residential construction segment, one non-residential construction segment, one SBA segment, one installment loans segment, one residential mortgage segment, one equity lines of credit segment, and one overdrafts segment. The allowance is provided for each segmented group based on the group’s historical loan loss experience aggregated based on loan risk classifications which take into account the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral if collateral dependent, charge-off history, management’s knowledge of the portfolio, general economic conditions, environmental factors including the trends in delinquency and non-accrual, and other significant factors, such as the national and local economy, volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and concentration of credit. In addition, management review reports on past-due loans to check for appropriate classification.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	June 30, 2019		December 31, 2018
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	(In thousands)
Type of Loan:
Commercial loans	$54,293	19.3%	$54,978	19.1%
Real estate construction loans	21,010	28.7	19,626	4.5
Commercial mortgage loans	33,154	48.0	33,487	49.5
Residential mortgage loans and equity lines	14,164	4.0	14,282	26.9
Installment and other loans	30	—	18	—
Total loans	$122,651	100%	$122,391	100%

The allowance allocated to commercial loans decreased $685 thousand, or 1.2%, to $54.3 million at June 30, 2019, from $55.0 million at December 31, 2018. The decrease is a result of the payoff of an impaired loan with a specific allowance during the first half of 2019.

The allowance allocated to real estate construction loans increased $1.4 million, or 7.1%, to $21.0 million at June 30, 2019 from $19.6 million at December 31, 2018. The increase is due primarily to an increase in non-residential construction loan volume during the first half of 2019.

The allowance allocated to commercial mortgage loans decreased $333 thousand, or 1.0%, to $33.1 million at June 30, 2019, from $33.5 million at December 31, 2018, as a result of continued recoveries in the first half of 2019.

The allowance allocated for residential mortgage loans decreased slightly by $118 thousand, or 0.8%, to $14.2 million as of June 30, 2019, from $14.3 million at December 31, 2018.

Deposits

Total deposits were $14.4 billion at June 30, 2019, an increase of $660.6 million, or 4.8%, from $13.7 billion at December 31, 2018. The following table sets forth the deposit mix as of the dates indicated:

	June 30, 2019		December 31, 2018
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Deposits
Non-interest-bearing demand deposits	$2,758,344	19.2%	$2,857,443	20.8%
Interest bearing demand deposits	1,267,464	8.8	1,365,763	10.0
Money market deposits	1,909,097	13.3	2,027,404	14.8
Savings deposits	716,206	5.0	738,656	5.4
Time deposits	7,711,811	53.7	6,713,074	49.0
Total deposits	$14,362,922	100.0%	$13,702,340	100.0%

The following table sets forth the maturity distribution of time deposits at June 30, 2019:

	At June 30, 2019
	Time Deposits - under $100,000	Time Deposits - $100,000 and over	Total Time Deposits
	(Dollars in thousands)
Less than three months	$446,384	$1,483,523	$1,929,907
Three to six months	347,416	1,158,167	1,505,583
Six to twelve months	1,193,854	2,335,997	3,529,851
Over one year	124,469	622,001	746,470
Total	$2,112,123	$5,599,688	$7,711,811

Percent of total deposits	14.7%	39.0%	53.7%

Borrowings

Borrowings include federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Borrowings from the FHLB - As of June 30, 2019, over-night borrowings from the FHLB were $130 million at an average rate of 2.52%, compared to $200 million at an average rate of 2.56% as of December 31, 2018. Advances from the FHLB were $420 million at an average rate of 2.29% as of June 30, 2019 and $330 million at an average rate of 2.42% as of December 31, 2018. As of June 30, 2019, FHLB advances of $150 million will mature in July 2019, $50 million in December 2019, $75 million in May 2021, $50 million in June 2021, $75 million in July 2021, and $20 million in May 2023.

Other Borrowings - The Company owes a residual payable balance of $17.6 million to Bank SinoPac Co. related to the acquisition of SinoPac Bancorp, the parent of Far East National Bank. The remaining balance of $17.6 million has an interest rate of 3.82% (three-month LIBOR rate plus 150 basis points) as of June 30, 2019, with $10.6 million due and paid in July 2019 and the remainder due in July 2020.

Long-term Debt - On October 12, 2017, the Bank entered into a term loan agreement of $75.0 million with U.S. Bank. The loan has a floating rate of one-month LIBOR plus 175 basis points. As of June 30, 2019, the term loan has a remaining balance of $50.6 million and an interest rate of 4.250% compared to 4.125% at December 31, 2018. The principal amount of the long-term debt from U.S. Bank is due and payable in consecutive quarterly installments of $4.7 million each on the last day of each calendar quarter commencing December 31, 2018, with the final installment due and payable on October 12, 2020. We used the U.S. Bank loan proceeds to fund a portion of our acquisition of SinoPac Bancorp.

At June 30, 2019, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 4.57%, compared to $119.1 million with a weighted average rate of 4.96% at December 31, 2018. The Junior Subordinated Notes have a stated maturity term of 30 years. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of June 30, 2019. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$6,965,341	$708,689	$37,735	$46	$7,711,811
Advances from the Federal Home Loan Bank	330,000	200,000	20,000	—	550,000
Other borrowings	10,547	7,031	—	30,820	48,398
Long-term debt	18,750	31,875	—	119,136	169,761
Operating leases	4,745	16,153	11,835	9,522	42,255
Total contractual obligations and other commitments	$7,329,383	$963,748	$69,570	$159,524	$8,522,225

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

Loan Commitments - We enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. We seek to minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses.

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

Capital Resources

Total equity was $2.20 billion as of June 30, 2019, an increase of $77.4 million, from $2.12 billion as of December 31, 2018, primarily due to net income of $138.9 million, increases in other comprehensive income of $16.6 million, and proceeds from dividend reinvestment of $1.7 million, and partially offset by common stock cash dividends of $49.7 million and repurchases of the Company's common stock of $31.6 million.

The following table summarizes changes in total equity for the six months ended June 30, 2019:

Six months ended
June 30, 2019
(In thousands)
Net income	$138,923
Stock issued to directors	749
RSUs distributed	1
Proceeds from shares issued through the Dividend Reinvestment Plan	1,681
Shares withheld related to net share settlement of RSUs	(2,300)
Share-based compensation	3,059
Other comprehensive income	16,648
Purchase of treasury stock	(31,609)
Cash dividends paid to common stockholders	(49,721)
Net increase in total equity	$77,431

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The following tables set forth actual and required capital ratios as of June 30, 2019 and December 31, 2018 for Bancorp and the Bank under the Basel III Capital Rules. The Basel III Capital Rules became fully phased-in on January 1, 2019. The minimum required capital amounts presented as of December 31, 2018 include the minimum required capital levels applicable as of that date as well as the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules became fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2018 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
June 30, 2019

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$1,799,296	12.26	$1,027,228	7.00	$953,855	6.50
Cathay Bank	1,927,856	13.15	1,026,087	7.00	952,795	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	1,799,296	12.26	1,247,349	8.50	1,173,975	8.00
Cathay Bank	1,927,856	13.15	1,245,963	8.50	1,172,671	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,041,997	13.92	1,540,842	10.50	1,467,469	10.00
Cathay Bank	2,055,057	14.02	1,539,131	10.50	1,465,839	10.00

Leverage Ratio
Cathay General Bancorp	1,799,296	10.73	670,541	4.00	838,177	5.00
Cathay Bank	1,927,856	11.52	669,487	4.00	836,859	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
December 31, 2018

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$1,736,854	12.43	$890,524	6.375	$907,985	6.50
Cathay Bank	1,904,820	13.66	889,287	6.375	906,724	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	1,736,854	12.43	1,100,059	7.875	1,117,520	8.00
Cathay Bank	1,904,820	13.66	1,098,531	7.875	1,115,968	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	1,976,995	14.15	1,379,439	9.875	1,396,900	10.00
Cathay Bank	2,029,462	14.55	1,377,523	9.875	1,394,961	10.00

Leverage Ratio
Cathay General Bancorp	1,736,854	10.83	641,755	4.00	802,146	5.00
Cathay Bank	1,904,820	11.89	640,807	4.00	800,983	5.00

As of June 30, 2019, capital levels at Bancorp and the Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of June 30, 2019 at Bancorp and the Bank exceed the minimum levels necessary to be considered “well capitalized.”

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. The amount of future dividends, if any, will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors. The terms of our Junior Subordinated Notes also limit our ability to pay dividends. We increased the common stock dividend from $0.21 per share in the fourth quarter of 2016, to $0.24 per share in the fourth quarter of 2017, and to $0.31 per share in the fourth quarter of 2018.

The Company declared a cash dividend of $0.31 per share on 79,850,454 shares outstanding on June 3, 2019, for distribution to holders of our common stock on June 13, 2019, and $0.31 per share on 80,537,962 shares outstanding on March 4, 2019, for distribution to holders of our common stock on March 14, 2019. The Company paid total cash dividends of $49.7 million in the first six months of 2019.

Financial Derivatives

It is our policy not to speculate on the future direction of interest rates. However, from time to time, we may enter into financial derivatives in order to seek mitigation of exposure to interest rate risks related to our interest-earning assets and interest-bearing liabilities. We believe that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in our assets or liabilities and against risk in specific transactions. In such instances, we may enter into interest rate swap contracts or other types of financial derivatives. Prior to considering any hedging activities, we seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges must be approved by the Bank’s Investment Committee.

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

The Company offers various interest rate derivative contracts to its customers. When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Condensed Consolidated Balance Sheets or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements.

In May 2014, the Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 2.50%. The notional amount of cash flow interest rate swaps was $119.1 million as of both June 30, 2019 and December 31, 2018, and their unrealized loss of $3.6 million and $241 thousand, net of taxes, was included in other comprehensive income as of June 30, 2019 and December 31, 2018, respectively. The amount of periodic net settlement of interest rate swaps included in interest expense was $8 thousand and $123 thousand for the three months ended June 30, 2019 and 2018, respectively. The amount of periodic net settlement of interest rate swaps included in interest expense was a net interest income of $37 thousand and a net interest expense of $396 thousand for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, and 2018, the ineffective portion of these interest rate swaps was not significant.

As of June 30, 2019, the Bank’s outstanding interest rate swap contracts had a notional amount of $570.8 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.72% and receives a variable rate of the one-month LIBOR rate plus a weighted average spread of 262 basis points, or at a weighted average rate of 5.10%. As of June 30, 2019, and December 31, 2018, the notional amount of fair value interest rate swaps was $570.8 million and $613.4 million, respectively with net unrealized losses of $7.3 million and net unrealized gains of $6.6 million, respectively, included in other non-interest income. The amount of periodic net settlement of interest rate swaps increased interest income by $534 thousand and zero for the three months ended June 30, 2019 and 2018, respectively. The amount of periodic net settlement of interest rate swaps increased interest income by $1.1 million and decreased by $229 thousand for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, and 2018, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivative clearing organization and daily margin is indirectly maintained with the derivative clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $6.9 million as of June 30, 2019 and $1.8 million as of December 31, 2018.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Condensed Consolidated Balance Sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. As of June 30, 2019, the notional amount of option contracts totaled $1.7 million with a net negative fair value of $14 thousand. As of June 30, 2019, spot, forward, and swap contracts in the total notional amount of $109.7 million had a positive fair value of $638 thousand. Spot, forward, and swap contracts in the total notional amount of $95.6 million had a negative fair value of $876 thousand at June 30, 2019. As of December 31, 2018, the notional amount of option contracts totaled $1.2 million with a net negative fair value of $6 thousand. As of December 31, 2018, spot, forward, and swap contracts in the total notional amount of $86.9 million had a positive fair value of $397 thousand. Spot, forward, and swap contracts in the total notional amount of $95.0 million had a negative fair value of $1.8 million at December 31, 2018.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of June 30, 2019, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 12.8% compared to 12.0% as of December 31, 2018.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At June 30, 2019, the Bank had an approved credit line with the FHLB of San Francisco totaling $4.3 billion. Total advances from the FHLB of San Francisco were $550.0 million and standby letter of credits issued by the FHLB on the Company’s behalf were $313.1 million as of June 30, 2019. These borrowings bear fixed rates and are secured by the Bank's loans. See Note 11 to the Condensed Consolidated Financial Statements. At June 30, 2019, the Bank pledged $22.5 million of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $24.3 million from the Federal Reserve Bank Discount Window at June 30, 2019.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At June 30, 2019, investment securities totaled $1.5 billion, with $21.8 million pledged as collateral for borrowings and other commitments. The remaining $1.4 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 90% of our time deposits mature within one year or less as of June 30, 2019. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $121.0 million during the first six months of 2019 and $127.8 million during 2018.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use a net interest income simulation model to measure the extent of the differences in the behavior of the lending and funding rates to changing interest rates, so as to project future earnings or market values under alternative interest rate scenarios. Interest rate risk arises primarily through the Company’s traditional business activities of extending loans and accepting deposits. Many factors, including but not limited to economic, market and financial conditions, movements in interest rates, and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. The net interest income simulation model is designed to measure the volatility of net interest income and net portfolio value, defined as net present value of assets and liabilities, under immediate rising or falling interest rate scenarios in 100 basis point increments.

Although the modeling can be helpful in managing interest rate risk, it does require significant assumptions for the projection of loan prepayment rates on mortgage related assets, loan volumes and pricing, and deposit and borrowing volume and pricing, that might prove inaccurate. Because these assumptions are inherently uncertain, the model cannot precisely estimate net interest income, or precisely predict the effect of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, the differences between actual experience and the assumed volume, changes in market conditions, and management strategies, among other factors. The Company monitors its interest rate sensitivity and seeks to reduce the risk of a significant decrease in net interest income caused by a change in interest rates.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2019:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	6.4	0.6
+100	3.3	0.7
-100	-6.4	0.3
-200	-17.6	3.5

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents the net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     RISK FACTORS.

The Company is not aware of any material change to the risk factors as previously disclosed in Part I, Item A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the year ended December 31, 2018, which could materially and adversely affect the Company's business, financial condition, results of operations and stock price. The risk factors disclosed in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties, including those not presently known to the Company or that the Company presently believes not to be material, could also materially and adversely affect the Company's business, financial condition, and results of operations and stock price.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1, 2019 - April 30, 2019)	0	$0	0	$1,293,235
Month #2 (May 1, 2019 - May 31, 2019)	536,894	$36.08	536,894	$31,921,015
Month #3 (June 1, 2019 - June 30, 2019)	105,000	$34.62	105,000	$28,286,005
Total	641,894	$35.84	641,894	$28,286,005

For a discussion of limitations on the payment of dividends, see “Dividend Policy” and “Liquidity” under Part I—Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.     DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.     MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.     OTHER INFORMATION.

None.

Item 6.     EXHIBITS.

Exhibit 10.1	Employment Agreement, dated as of June 20, 2019, among Cathay General Bancorp, Cathay Bank and Pin Tai.**

Exhibit 10.2	Consulting Agreement, dated June 20, 2019, among Cathay General Bancorp, Cathay Bank and Pin Tai.***

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

Exhibit 101.INS	XBRL Instance Document* – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

**	Incorporated herein by reference to the Company's Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on June 21, 2019.

***	Incorporated herein by reference to the Company's Current Report on Form 8-K, Exhibit 10.2, filed with the SEC on June 21, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp (Registrant)

Date: August 5, 2019
/s/ Pin Tai
Pin Tai
Chief Executive Officer and
President

Date: August 5, 2019
/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and
Chief Financial Officer