Form 10-Q
period 2019-09-30
CATHAY GENERAL BANCORP
filed 2019-11-08
CIK 861842

 UNITED STATES

securities and exchange commission

Washington, D.C. 20549

FORM 10-Q

[ X ]      quarterly report pursuant to section 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019

OR

[     ]     transition report pursuant to section 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                  to

Commission file number	001-31830
Cathay General Bancorp
(Exact name of registrant as specified in its charter)
Delaware	95-4274680
(State of other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)
777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CATY	Nasdaq Global Select Market

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

Common stock, $.01 par value, 79,706,517 shares outstanding as of October 31, 2019.

CATHAY GENERAL BANCORP AND SUBSIDIARies

3Rd quarter 2019 REPORT ON FORM 10-Q

Forward-Looking Statements

In this Quarterly Report on Form 10-Q, the term “Bancorp” refers to Cathay General Bancorp and the term “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively.

The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, loan and deposit growth, investment and expenditure plans, financing needs and availability, level of nonperforming assets, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “optimistic,” “plans,” “potential,” “possible,” “predicts,” “projects,” “seeks,” “shall,” “should,” “will,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks, uncertainties and other factors include, but are not limited to:

●	U.S. and international business, economic and market conditions;
●	possible additional provisions for loan losses and charge-offs;
●	credit risks of lending activities and deterioration in asset or credit quality;
●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
●	increased costs of compliance and other risks associated with changes in laws and regulations;
●	higher capital requirements from the implementation of the Basel III capital standards;
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	our ability to attract deposits and other sources of funding or liquidity;
●	fluctuations in interest rates;
●	risks associated with acquisitions and the expansion of our business into new markets;
●	our ability to realize returns on our loans, investments and financings, including in tax-advantaged projects;
●	inflation and deflation;
●	environmental liabilities;
●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	natural disasters and geopolitical events;

●	general business, economic and market conditions in the local markets where the Bank has operations;
●	failures, interruptions, or security breaches of our information systems;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;
●	adverse results in legal proceedings;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in accounting standards or tax laws and regulations;
●	market disruption and volatility;
●	fluctuations in the Bancorp’s stock price;
●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
●	issuances of preferred stock;
●	capital level requirements and successfully raising additional capital, if needed, and the resulting dilution of interests of holders of our common stock; and
●	the soundness of other financial institutions.

These and other factors are further described in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018 (Item 1A in particular), other reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings Bancorp makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements. We have no intention and undertake no obligation to update any forward-looking statement or to announce publicly any revision of any forward-looking statement to reflect developments, events, occurrences or circumstances after the date of such statement, except as required by law.

Bancorp’s filings with the SEC are available at the website maintained by the SEC at http://www.sec.gov, or by request directed to Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attention: Investor Relations (626) 279-3296.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$257,189	$225,333
Short-term investments and interest-bearing deposits	567,957	374,957
Securities available-for-sale (amortized cost of $1,422,431 at September 30, 2019 and $1,267,731 at December 31, 2018)	1,427,438	1,242,509
Loans held for sale	36,778	—
Loans	14,728,554	13,995,788
Less: Allowance for loan losses	(125,908)	(122,391)
Unamortized deferred loan fees, net	(1,081)	(1,565)
Loans, net	14,601,565	13,871,832
Equity securities	32,862	25,098
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	11,329	12,674
Affordable housing investments and alternative energy partnerships, net	321,929	282,734
Premises and equipment, net	103,820	103,189
Customers’ liability on acceptances	12,503	22,709
Accrued interest receivable	52,337	51,650
Goodwill	372,189	372,189
Other intangible assets, net	6,821	7,194
Right-of-use assets - operating leases	34,518	—
Other assets	148,481	175,419
Total assets	$18,004,966	$16,784,737

Liabilities
Deposits:
Non-interest-bearing demand deposits	$2,939,924	$2,857,443
Interest-bearing deposits:
NOW deposits	1,282,267	1,365,763
Money market deposits	2,095,328	2,027,404
Savings deposits	721,547	738,656
Time deposits	7,619,203	6,713,074
Total deposits	14,658,269	13,702,340
Advances from the Federal Home Loan Bank	600,000	530,000
Other borrowings of affordable housing investments	30,767	17,298
Long-term debt	160,386	189,448
Deferred payments from acquisition	7,602	18,458
Acceptances outstanding	12,503	22,709
Lease liabilities - operating leases	36,142	—
Other liabilities	253,403	182,618
Total liabilities	15,759,072	14,662,871
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 90,041,474 issued and 79,706,511 outstanding at September 30, 2019, and 89,826,317 issued and 80,501,948 outstanding at December 31, 2018	900	898
Additional paid-in-capital	947,880	942,062
Accumulated other comprehensive loss, net	(833)	(18,006)
Retained earnings	1,616,485	1,479,149
Treasury stock, at cost (10,334,963 shares at September 30, 2019, and 9,324,369 shares at December 31, 2018)	(318,538)	(282,237)
Total equity	2,245,894	2,121,866
Total liabilities and equity	$18,004,966	$16,784,737

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$187,827	$168,179	$548,395	$478,128
Investment securities	8,687	7,546	24,454	21,212
Federal Home Loan Bank stock	301	303	903	1,079
Deposits with banks	1,016	838	4,289	3,667
Total interest and dividend income	197,831	176,866	578,041	504,086

Interest Expense
Time deposits	40,378	22,135	113,992	56,593
Other deposits	6,626	5,474	17,591	14,892
Securities sold under agreements to repurchase	—	124	—	1,446
Advances from Federal Home Loan Bank	1,661	1,430	5,976	3,286
Long-term debt	1,948	2,220	6,087	6,465
Deferred payments from acquisition	93	399	502	946
Short-term borrowings	125	—	198	—
Total interest expense	50,831	31,782	144,346	83,628

Net interest income before reversal for credit losses	147,000	145,084	433,695	420,458
Reversal for credit losses	(2,000)	(1,500)	(2,000)	(4,500)
Net interest income after reversal for credit losses	149,000	146,584	435,695	424,958

Non-Interest Income
Net gains/(losses) from equity securities	364	391	7,764	(4,580)
Securities losses, net	(121)	(14)	(108)	(14)
Letters of credit commissions	1,602	1,459	4,733	4,110
Depository service fees	1,119	1,219	3,617	3,905
Gain from acquisition	—	—	—	340
Other operating income	7,424	4,780	20,097	17,151
Total non-interest income	10,388	7,835	36,103	20,912

Non-Interest Expense
Salaries and employee benefits	31,915	30,514	97,200	91,491
Occupancy expense	5,579	5,186	16,617	15,808
Computer and equipment expense	2,741	2,772	8,453	8,477
Professional services expense	5,952	5,286	17,209	17,055
Data processing service expense	3,246	3,080	9,737	9,450
FDIC and regulatory assessments	2,582	2,555	7,190	6,732
Marketing expense	2,436	1,263	5,556	5,521
Other real estate owned expense/(income)	190	(21)	839	(236)
Amortization of investments in low income housing and alternative energy partnerships	6,997	11,115	26,909	21,989
Amortization of core deposit intangibles	172	190	515	704
Acquisition and integration costs	—	179	—	2,083
Other operating expense	3,770	3,845	15,871	10,949
Total non-interest expense	65,580	65,964	206,096	190,023

Income before income tax expense	93,808	88,455	265,702	255,847
Income tax expense	20,973	18,698	53,944	48,610
Net income	$72,835	$69,757	$211,758	$207,237

Other Comprehensive Income, net of tax
Unrealized holding gains/(losses) on securities available-for-sale	1,233	(2,538)	21,216	(16,803)
Unrealized holding (losses)/gains on cash flow hedge derivatives	(793)	1,666	(4,119)	4,595
Less: reclassification adjustments for losses included in net income	(85)	(10)	(76)	(10)
Total other comprehensive gain/(loss), net of tax	525	(862)	17,173	(12,198)
Total other comprehensive income	$73,360	$68,895	$228,931	$195,039

Net Income Per Common Share:
Basic	$0.91	$0.86	$2.64	$2.55
Diluted	$0.91	$0.85	$2.64	$2.53
Cash dividends paid per common share	$0.31	$0.24	$0.93	$0.72
Average Common Shares Outstanding:
Basic	79,736,814	81,311,899	80,096,855	81,224,555
Diluted	79,993,830	81,855,271	80,330,616	81,770,874

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three months ended	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at June 30, 2019	79,818,003	$900	$945,250	$(1,358)	$1,568,351	$(313,846)	$2,199,297
Dividend Reinvestment Plan	23,508	—	841	—	—	—	841
Purchases of treasury stock	(135,000)	—	—	—	—	(4,692)	(4,692)
Stock-based compensation	—	—	1,789	—	—	—	1,789
Cash dividends of $0.31 per share	—	—	—	—	(24,701)	—	(24,701)
Change in other comprehensive loss	—	—	—	525	—	—	525
Net income	—	—	—	—	72,835	—	72,835
Balance at September 30, 2019	79,706,511	$900	$947,880	$(833)	$1,616,485	$(318,538)	$2,245,894

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at June 30, 2018	81,255,683	$895	$937,224	$(22,921)	$1,389,227	$(239,589)	$2,064,836
Dividend Reinvestment Plan	15,513	—	657	—	—	—	657
Warrants exercised	124,851	1	(1)	—	—	—	—
Stock-based compensation	—	—	1,921	—	—	—	1,921
Cash dividends of $0.24 per share	—	—	—	—	(19,532)	—	(19,532)
Change in other comprehensive loss	—	—	—	(862)	—	—	(862)
Net income	—	—	—	—	69,757	—	69,757
Balance at September 30, 2018	81,396,047	$896	$939,801	$(23,783)	$1,439,452	$(239,589)	$2,116,777

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Nine months ended	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2018	80,501,948	$898	$942,062	$(18,006)	$1,479,149	$(282,237)	$2,121,866
Dividend Reinvestment Plan	70,798	1	2,521	—	—	—	2,522
Restricted stock units vested	123,199	1	—	—	—	—	1
Shares withheld related to net share settlement of RSUs	—	—	(2,300)	—	—	—	(2,300)
Stock issued to directors	21,160	—	749	—	—	—	749
Purchases of treasury stock	(1,010,594)	—	—	—	—	(36,301)	(36,301)
Stock-based compensation	—	—	4,848	—	—	—	4,848
Cash dividends of $0.93 per share	—	—	—	—	(74,422)	—	(74,422)
Change in other comprehensive loss	—	—	—	17,173	—	—	17,173
Net income	—	—	—	—	211,758	—	211,758
Balance at September 30, 2019	79,706,511	$900	$947,880	$(833)	$1,616,485	$(318,538)	$2,245,894

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2017	80,893,379	$891	$932,874	$(2,511)	$1,281,639	$(239,589)	$1,973,304
Cumulative effect of changes in accounting principles	—	—	—	(8,559)	8,559	—	—
Reclassification of tax effects in accumulated other comprehensive income resulting from the new corporate income tax rate	—	—	—	(515)	515	—	—
Dividend Reinvestment Plan	46,070	—	1,982	—	—	—	1,982
Restricted stock units vested	89,471	2	—	—	—	—	2
Warrants exercised	315,187	3	(3)	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(1,865)	—	—	—	(1,865)
Stock issued to directors	16,060	—	650	—	—	—	650
Stock options exercised	35,880	—	838	—	—	—	838
Stock-based compensation	—	—	5,325	—	—	—	5,325
Cash dividends of $0.72 per share	—	—	—	—	(58,498)	—	(58,498)
Change in other comprehensive loss	—	—	—	(12,198)	—	—	(12,198)
Net income	—	—	—	—	207,237	—	207,237
Balance at September 30, 2018	81,396,047	$896	$939,801	$(23,783)	$1,439,452	$(239,589)	$2,116,777

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2019	2018
	(In thousands)
Cash Flows from Operating Activities
Net income	$211,758	$207,237
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal for credit losses	(2,000)	(4,500)
Provision for losses on other real estate owned	494	—
Deferred tax liability	9,911	2,342
Depreciation and amortization	5,009	5,593
Amortization of right-of-use asset	6,248	—
Change in operating lease liabilities	(5,298)	—
Net gains on sale and transfer of other real estate owned	(193)	(567)
Net gains on sale of held-for-sale loans	(795)	—
Proceeds from sales of held-for sale loans	38,742	8,000
Amortization on alternative energy partnerships, venture capital and other investments	27,009	5,384
Net (gain)/loss on sales and calls of securities	108	14
Amortization/accretion of security premiums/discounts, net	2,376	2,371
Loss on sales or disposal of fixed assets	—	107
Unrealized (gain)/loss on equity securities	(7,764)	4,580
Stock based compensation and stock issued to officers as compensation	5,597	5,976
Net change in accrued interest receivable and other assets	(31,640)	(7,863)
Gain on acquisition	—	(340)
Net change in other liabilities	64,186	10,998
Net cash provided by operating activities	323,748	239,332

Cash Flows from Investing Activities
Decrease in interest-bearing deposits	—	5,000
Purchase of investment securities available-for-sale	(539,979)	(448,805)
Proceeds from sale of investment securities available-for-sale	149,725	99,644
Proceeds from repayments, maturities and calls of investment securities available-for-sale	233,058	346,328
Purchase of Federal Home Loan Bank stock	(975)	(5,430)
Redemptions of Federal Home Loan Bank stock	975	11,265
Net increase in loans	(803,291)	(771,290)
Purchase of premises and equipment	(5,125)	(4,496)
Proceeds from sales of other real estate owned	1,905	3,302
Net increase in investment in affordable housing and alternative energy partnerships	(35,952)	(36,666)
Net cash used for investing activities	(999,659)	(801,148)

Cash Flows from Financing Activities
Net increase in deposits	955,679	890,823
Net decrease in federal funds purchased and securities sold under agreements to repurchase	—	(100,000)
Advances from Federal Home Loan Bank	3,610,000	4,495,000
Repayment of Federal Home Loan Bank borrowings	(3,540,000)	(4,610,000)
Cash dividends paid	(74,422)	(58,498)
Repayment of other borrowings	(39,918)	(37,117)
Proceeds from other borrowings	25,507	29,554
Purchases of treasury stock	(36,301)	—
Proceeds from shares issued under Dividend Reinvestment Plan	2,522	1,982
Proceeds from exercise of stock options	—	838
Taxes paid related to net share settlement of RSUs	(2,300)	(3,550)
Net cash provided by financing activities	900,767	609,032

Decrease in cash, cash equivalents, and restricted cash	224,856	47,216
Cash, cash equivalents, and restricted cash, beginning of the period	600,290	534,801
Cash, cash equivalents, and restricted cash, end of the period	$825,146	$582,017

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$137,422	$79,877
Income taxes paid	$43,507	$48,072
Non-cash investing and financing activities:
Net change in unrealized holding loss on securities available-for-sale, net of tax	$21,292	$(16,793)
Net change in unrealized holding loss on cash flow hedge derivatives	$(4,119)	$4,595
Transfers to other real estate owned from loans held for investment	$860	$1,646
Loans transferred from held for investment to held for sale, net	$75,285	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), ten limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, Asia Realty Corp. and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of September 30, 2019, the Bank operates 25 branches in Southern California, 13 branches in Northern California, 10 branches in New York State, four in Washington State, three in Illinois, two in Texas, onein Maryland, Massachusetts, Nevada, and New Jersey, one in Hong Kong, and a representative office in Taipei, Beijing, and Shanghai. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management of the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements. Actual results could differ from those estimates. The Company expects that the most significant estimates subject to change are the allowance for loan losses.

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

The Company has adopted this guidance using the modified-retrospective transition method, which allows the adoption of the accounting standard prospectively without adjusting comparative prior period financial information using the effective date as our date of initial application. Consequently, the Company will not update financial information nor provide the disclosures required under the new standard for dates and periods before January 1, 2019.

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

We elected the short-term lease recognition exemption for all leases that qualify. Consequently, we will not recognize ROU assets or lease liabilities, for those leases that qualify, including existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all of our leases. See Note 10.

In March 2017, the FASB issued ASU 2017-08, “Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This update amends the amortization period for certain purchased callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This update affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not expect the adoption of this guidance to have an impact on the Company’s Consolidated Financial Statements since the accounting on the Company’s purchased callable debt securities have been consistent with the requirements of ASU 2017-8.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815),” which targeted improvements to accounting for hedging activities. The amendments in this update are intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12, which became effective for us on January 1, 2019, did not have a material impact on our financial statements.

In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct U.S. Treasury obligations, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. ASU 2018-16, which became effective for us on January 1, 2019, did not have a material impact on our financial statements.

In March 2019, the FASB amended ASU 2016-02, “Leases (Topic 842),” to align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in Topic 820, Fair Value Measurement) should be applied. (Issue 1). The ASU also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities. (Issue 2). Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. (Issue 3). The transition and effective date provisions apply to Issue 1 and Issue 2. They do not apply to Issue 3 because the amendments for that Issue are to the original transition requirements in Topic 842. The effective date of those amendments is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company has adopted the amendments of this guidance as part of the adoption of Topic 842 on January 1, 2019, using the transition methodology set forth in paragraph 842-10-65-1(c).

Other Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  This update requires an entity to use a broader range of reasonable and supportable (“R&S”) forecasts, in addition to historical experience and current conditions, to develop an expected credit loss estimate, referred to as the Current Expected Credit Loss (“CECL”) model, for financial assets and net investments that are not accounted for at fair value through net income.  Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses to the amount by which fair value is below amortized cost.  ASU 2016-13 becomes effective for interim and annual periods beginning after December 15, 2019.

The Company has established a multidisciplinary project team and implementation plan, reached accounting decisions on various matters, developed a conceptual framework, and engaged an outside firm to develop econometric regression models for net losses during the R&S forecast period. The Company continues to test and refine the CECL models and has completed one preliminary calculation with two more scheduled before adoption. The Company continues to perform testing and sensitivity analysis on its modeling assumptions and results. Our planned approach for estimating expected life-time credit losses is expected to include, among other things, the following key components for all loan portfolio segments: a. The use of a probability of default/loss given default methodology; b. A number of scenarios based on forecasts from an outside economic forecasting company to develop economic forecasts for the R&S period; c. An initial R&S forecast period of six quarters for all loan portfolio segments, which reflects management's expectation of losses based on forward-looking economic scenarios over that time; d. A post-R&S reversion period of six quarters using a linear transition to the historical loss rates for each loan pool; e. A historical loss period that includes the last recession; and f. Prepayments rates based on our historical experience.  The ultimate impact is expected to be influenced by, among other things, the macroeconomic conditions and forecasts at adoption; and other management judgments.  We plan to adopt this new standard on January 1, 2020. We are not yet able to disclose the quantitative effect on our consolidated financial position and results of operations as we are continuing to evaluate the impact of the adoption of this ASU.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Adoption of this update is on a prospective basis and the amendments in this update are to be applied to annual periods beginning after December 15, 2019. Adoption of ASU 2017-04 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. As ASU No. 2018-13 only revises disclosure requirements, we do not expect it to have a material impact on the Company’s Consolidated Financial Statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition of financial instruments (ASU 2016-01). The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective for fiscal years beginning after December 15, 2019 and the amendments of ASU 2017-12 are effective as of the beginning of the Company’s next annual reporting period; early adoption is permitted. The Company previously adopted both ASU 2017-12 and ASU 2016-01 and does not expect the amendments of ASU 2019-04 will have a material impact on the Company’s Consolidated Financial Statements. The Company is continuing to evaluate the impact of ASU 2016-13 and will consider the amendments of ASU 2019-04 as part of that process.

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

The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were $144 thousand and $5.4 million for the nine months ended September 30, 2019 and for the year ended December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, the Bancorp had $9.1 million and $1.8 million, respectively, on deposit in a cash margin account that serves as collateral for the Bancorp’s interest rate swaps. As of September 30, 2019 and December 31, 2018, the Company held $27.4 million and $7.8 million, respectively, in a restricted escrow account with a major bank for its alternative energy investments.

In the unaudited condensed consolidated statement of cash flows, the amounts for the nine months ended September 30, 2018 have been corrected in the current year and differ from the previously reported amounts of zero for decrease in interest-bearing deposits, $806.1 million for net cash used for investing activities, $42.2 million increase in cash and cash equivalents and $539.8 million for cash and cash equivalents, beginning of period.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)

Net income	$72,835	$69,757	$211,758	$207,237

Weighted-average shares:
Basic weighted-average number of common shares outstanding	79,736,814	81,311,899	80,096,855	81,224,555
Dilutive effect of weighted-average outstanding common share equivalents
Warrants	—	234,105	—	268,988
RSUs	257,016	309,267	233,761	277,331
Diluted weighted-average number of common shares outstanding	79,993,830	81,855,271	80,330,616	81,770,874

Average stock options and restricted stock units with anti-dilutive effect	32,321	1,854	47,690	15,625
Earnings per common share:
Basic	$0.91	$0.86	$2.64	$2.55
Diluted	$0.91	$0.85	$2.64	$2.53

6. Stock-Based Compensation

Pursuant to the Company’s 2005 Incentive Plan, as amended and restated, the Company may grant incentive stock options (employees only), non-statutory stock options, common stock awards, restricted stock, RSUs, stock appreciation rights and cash awards to non-employee directors and eligible employees.

There were 35,880 stock option shares exercised in the nine months ended September 30, 2018 with no stock options outstanding thereafter. The Company received $838 thousand from the exercise of stock options for 35,880 shares at $23.37 per share that had an aggregate intrinsic value of $718 thousand in the nine months ended September 30, 2018.

RSUs are generally granted at no cost to the recipient. RSUs generally vest ratably over three years or cliff vest after one or three years of continued employment from the date of the grant. While a portion of RSUs may be time-vesting awards, others may vest subject to the attainment of specified performance goals and are referred to as “performance-based RSUs.” All RSUs are subject to forfeiture until vested.

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

The following table presents RSU activity during the nine months ended September 30, 2019:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2018	284,493	$35.79	265,659	$32.90
Granted	108,925	36.37	124,586	36.37
Vested	(92,868)	35.12	(92,501)	38.36
Forfeited	(17,002)	38.42	—	—
Balance at September 30, 2019	283,548	$36.08	297,744	$32.65

The compensation expense recorded for RSUs was $1.8 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, the compensation expense recorded for RSUs was $4.8 million and $5.3 million, respectively. Unrecognized stock-based compensation expense related to RSUs was $11.5 million and $11.8 million as of September 30, 2019 and 2018, respectively. As of September 30, 2019, these costs are expected to be recognized over the next 2.0 years for time-based and performance-based RSU’s.

As of September 30, 2019, 2,389,185 shares were available for future grants under the Company’s 2005 Incentive Plan, as amended and restated.

Tax benefit from share-based payment arrangements reduced income tax expense by $0.6 million and $0.8 million in the nine months ended September 30, 2019 and 2018, respectively.

7. Investment Securities

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of September 30, 2019, and December 31, 2018:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. government agency entities	$92,477	$750	$273	$92,954
U.S. government sponsored entities	350,000	—	2,301	347,699
Mortgage-backed securities	880,406	7,714	1,385	886,735
Collateralized mortgage obligations	683	—	18	665
Corporate debt securities	98,865	533	13	99,385
Total	$1,422,431	$8,997	$3,990	$1,427,438

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$124,801	$—	$50	$124,751
U.S. government agency entities	6,066	—	195	5,871
U.S. government sponsored entities	400,000	—	11,638	388,362
Mortgage-backed securities	670,874	960	15,089	656,745
Collateralized mortgage obligations	1,005	—	28	977
Corporate debt securities	64,985	818	—	65,803
Total	$1,267,731	$1,778	$27,000	$1,242,509

The amortized cost and fair value of securities available-for-sale as of September 30, 2019, by contractual maturities, are set forth in the tables below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	September 30, 2019
	Securities Available-For-Sale
	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$19,993	$20,103
Due after one year through five years	429,449	427,578
Due after five years through ten years	41,718	41,710
Due after ten years	931,271	938,047
Total	$1,422,431	$1,427,438

Equity Securities - The adoption of ASU 2016-01 resulted in approximately $8.6 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018. The Company recognized a net gain of $0.4 million for the three months ended September 30, 2019, due to the increase in fair value of equity investments with readily determinable fair values compared to a net gain of $0.4 million for the three months ended September 30, 2018. The Company recognized a net gain of $7.8 million for the nine months ended September 30, 2019, due to the increase in fair value of equity investments with readily determinable fair values compared to a net loss of $4.6 million for the nine months ended September 30, 2018. Equity securities were $32.9 million and $25.1 million as of September 30, 2019 and December 31, 2018, respectively.

The following tables set forth the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of  September 30, 2019 and  December 31, 2018:

	September 30, 2019
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities Available-for-Sale
U.S. government agency entities	$49,796	$108	$3,748	$165	$53,544	$273
U.S. government sponsored entities	—	—	347,699	2,301	347,699	2,301
Mortgage-backed securities	115,727	220	146,666	1,165	262,393	1,385
Collateralized mortgage obligations	—	—	665	18	665	18
Corporate debt securities	28,819	13	—	—	28,819	13
Total	$194,342	$341	$498,778	$3,649	$693,120	$3,990

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$124,751	$50	$—	$—	$124,751	$50
U.S. government agency entities	3,388	77	2,483	118	5,871	195
U.S. government sponsored entities	—	—	388,362	11,638	388,362	11,638
Mortgage-backed securities	48,528	502	507,701	14,587	556,229	15,089
Collateralized mortgage obligations	—	—	977	28	977	28
Total	$176,667	$629	$899,523	$26,371	$1,076,190	$27,000

To the Company’s knowledge, the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. Management believes the gross unrealized losses detailed in the table above are temporary. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell available-for-sale securities that have declined below their cost before their anticipated recovery. Accordingly, noother than temporary impairment write-downs were recorded on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income in the nine months ended September 30, 2019 and 2018.

Securities available-for-sale having a carrying value of $20.8 million and $28.5 million as of September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, other borrowings and treasury tax and loan.

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

The types of loans in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2019, and December 31, 2018, were as follows:

	September 30, 2019	December 31, 2018
	(In thousands)

Commercial loans	$2,668,061	$2,741,965
Residential mortgage loans	4,010,739	3,693,853
Commercial mortgage loans	7,135,599	6,724,200
Equity lines	315,252	249,967
Real estate construction loans	593,816	581,454
Installment and other loans	5,087	4,349
Gross loans	$14,728,554	$13,995,788
Allowance for loan losses	(125,908)	(122,391)
Unamortized deferred loan fees, net	(1,081)	(1,565)
Total loans, net	$14,601,565	$13,871,832

Loans held for sale	$36,778	$—

As of September 30, 2019, recorded investment in impaired loans totaled $88.8 million and was comprised of non-accrual loans of $47.2 million and accruing troubled debt restructured loans (“TDRs”) of $41.6 million. As of December 31, 2018, recorded investment in impaired loans totaled $106.9 million and was comprised of non-accrual loans of $41.8 million and accruing TDRs of $65.1 million. For impaired loans, the amounts previously charged off represent 1.9% and 9.3% of the contractual balances for impaired loans as of September 30, 2019 and December 31, 2018, respectively.

The following table presents the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$38,659	$208	$48,772	$461	$41,132	$705	$46,920	$1,152
Real estate construction loans	4,662	—	5,980	—	4,734	—	7,490	—
Commercial mortgage loans	40,699	332	55,375	576	51,323	1,034	59,314	1,757
Residential mortgage loans and equity lines	13,133	78	13,724	108	13,126	237	14,032	279
Total impaired loans	$97,153	$618	$123,851	$1,145	$110,315	$1,976	$127,756	$3,188

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated:

	September 30, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$24,711	$20,492	$—	$32,015	$30,368	$—
Real estate construction loans	5,776	4,629	—	5,776	4,873	—
Commercial mortgage loans	11,663	11,517	—	34,129	24,409	—
Residential mortgage loans and equity lines	6,808	6,770	—	5,685	5,665	—
Subtotal	$48,958	$43,408	$—	$77,605	$65,315	$—

With allocated allowance
Commercial loans	$13,251	$13,234	$744	$6,653	$6,570	$1,837
Commercial mortgage loans	26,356	26,288	536	27,099	27,063	877
Residential mortgage loans and equity lines	7,011	5,917	221	8,934	7,938	1,088
Subtotal	$46,618	$45,439	$1,501	$42,686	$41,571	$3,802
Total impaired loans	$95,576	$88,847	$1,501	$120,291	$106,886	$3,802

The following tables present the aging of the loan portfolio by type as of September 30, 2019, and as of December 31, 2018:

	September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)

Commercial loans	$29,905	$8,736	$—	$22,970	$61,611	$2,606,450	$2,668,061
Real estate construction loans	—	—	—	4,629	4,629	589,187	593,816
Commercial mortgage loans	2,926	3,687	683	12,330	19,626	7,115,973	7,135,599
Residential mortgage loans and equity lines	286	—	—	7,271	7,557	4,318,434	4,325,991
Installment and other loans	—	—	—	—	—	5,087	5,087
Total loans	$33,117	$12,423	$683	$47,200	$93,423	$14,635,131	$14,728,554

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)

Commercial loans	$25,494	$2,454	$514	$18,805	$47,267	$2,694,698	$2,741,965
Real estate construction loans	—	3,156	—	4,872	8,028	573,426	581,454
Commercial mortgage loans	10,797	8,545	3,259	10,611	33,212	6,690,988	6,724,200
Residential mortgage loans and equity lines	9,687	336	—	7,527	17,550	3,926,270	3,943,820
Installment and other loans	—	—	—	—	—	4,349	4,349
Total loans	$45,978	$14,491	$3,773	$41,815	$106,057	$13,889,731	$13,995,788

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

As of September 30, 2019, accruing TDRs were $41.6 million and non-accrual TDRs were $19.8 million compared to accruing TDRs of $65.1 million and non-accrual TDRs of $24.2 million as of December 31, 2018. The Company allocated specific reserves of $1.2 million to accruing TDRs and $141 thousand to non-accrual TDRs as of September 30, 2019, and $1.5 million to accruing TDRs and $826 thousand to non-accrual TDRs as of December 31, 2018. The following tables set forth TDRs that were modified during the three and nine months ended September 30, 2019 and 2018, their specific reserves as of September 30, 2019 and 2018, and charge-offs for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019				September 30, 2019
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	3	$7,585	$6,165	$—	$89
Total	3	$7,585	$6,165	$—	$89

	Three Months Ended September 30, 2018				September 30, 2018
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	3	$4,621	$4,621	$—	$2,467
Commercial mortgage loans	1	339	339	—	—
Residential mortgage loans and equity lines	2	413	413	—	16
Total	6	$5,373	$5,373	$—	$2,483

	Nine Months Ended September 30, 2019				September 30, 2019
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	23	$25,937	$10,814	$—	$125
Total	23	$25,937	$10,814	$—	$125

	Nine Months Ended September 30, 2018				September 30, 2018
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	21	$12,212	$12,212	$—	$2,493
Commercial mortgage loans	7	14,626	14,626	—	119
Residential mortgage loans and equity lines	4	1,213	1,213	—	24
Total	32	$28,051	$28,051	$—	$2,636

Modifications of the loan terms in the nine months ended September 30, 2019 were in the form of extensions of maturity dates, which ranged generally from three to twelve months from the modification date.

We expect that the TDRs on accruing status as of September 30, 2019, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  A summary of TDRs by type of concession and by type of loan, as of September 30, 2019, and December 31, 2018, is set forth in the table below:

	September 30, 2019
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans	$10,756	$—	$—	$10,756
Commercial mortgage loans	782	5,757	18,936	25,475
Residential mortgage loans	2,931	319	2,166	5,416
Total accruing TDRs	$14,469	$6,076	$21,102	$41,647

	September 30, 2019
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial loans	$18,057	$—	$—	$18,057
Residential mortgage loans	1,629	—	101	1,730
Total non-accrual TDRs	$19,686	$—	$101	$19,787

	December 31, 2018
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans	$18,135	$—	$—	$18,135
Commercial mortgage loans	14,022	7,420	19,418	40,860
Residential mortgage loans	3,353	327	2,396	6,076
Total accruing TDRs	$35,510	$7,747	$21,814	$65,071

	December 31, 2018
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial loans	$13,771	$—	$—	$13,771
Commercial mortgage loans	3,682	—	4,884	8,566
Residential mortgage loans	1,741	—	111	1,852
Total non-accrual TDRs	$19,194	$—	$4,995	$24,189

The activity within TDRs for the periods indicated is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Accruing TDRs
Beginning balance	$64,898	$84,487	$65,071	$68,566
New restructurings	240	2,589	15,432	25,036
Restructured loans restored to accrual status	—	577	—	2,895
Charge-offs	(1,341)	—	(1,341)	—
Payments	(22,150)	(13,055)	(36,219)	(19,801)
Restructured loans placed on non-accrual status	—	—	(1,296)	(2,098)
Ending balance	$41,647	$74,598	$41,647	$74,598

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Non-accrual TDRs
Beginning balance	$22,457	$30,347	$24,189	$33,415
New restructurings	7,345	2,784	10,505	3,015
Restructured loans placed on non-accrual status	—	—	1,296	2,098
Charge-offs	(2,389)	—	(3,607)	(161)
Payments	(7,626)	(4,836)	(12,596)	(7,754)
Restructured loans restored to accrual status	—	(577)	—	(2,895)
Ending balance	$19,787	$27,718	$19,787	$27,718

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as a TDR during the previous twelve months and which had subsequently defaulted as of September 30, 2019.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of September 30, 2019, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

As part of the on-going monitoring of the credit quality of our loan portfolio, the Company utilizes a risk grading matrix to assign a risk grade to each loan. The risk rating categories can be generally described by the following grouping for non-homogeneous loans:

●	Pass/Watch – These loans range from minimal credit risk to lower than average, but still acceptable, credit risk.

●

Special Mention – Borrower is fundamentally sound, and loan is currently protected but adverse trends are apparent that, if not corrected, may affect ability to repay. Primary source of loan repayment remains viable but there is increasing reliance on collateral or guarantor support.

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

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following tables set forth the loan portfolio by risk rating as of September 30, 2019 and December 31, 2018:

	September 30, 2019

	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,432,623	$151,265	$84,173	$—	$2,668,061
Real estate construction loans	514,725	74,462	4,629	—	593,816
Commercial mortgage loans	6,824,241	233,155	78,203	—	7,135,599
Residential mortgage loans and equity lines	4,317,793	927	7,271	—	4,325,991
Installment and other loans	5,087	—	—	—	5,087
Total gross loans	$14,094,469	$459,809	$174,276	$—	$14,728,554

	December 31, 2018

	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,603,901	$87,987	$50,077	$—	$2,741,965
Real estate construction loans	514,406	62,175	4,873	—	581,454
Commercial mortgage loans	6,337,368	304,791	82,041	—	6,724,200
Residential mortgage loans and equity lines	3,934,762	—	9,058	—	3,943,820
Installment and other loans	4,349	—	—	—	4,349
Total gross loans	$13,394,786	$454,953	$146,049	$—	$13,995,788

The following tables set forth the balance in the allowance for loan losses by portfolio segment and based on impairment method as of September 30, 2019 and December 31, 2018:

	September 30, 2019
		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and
	Loans	Loans	Loans	and Equity Lines	Other Loans	Total
	(In thousands)
Loans individually evaluated for impairment
Allowance	$744	$—	$536	$221	$—	$1,501
Balance	$33,726	$4,629	$37,805	$12,687	$—	$88,847
Loans collectively evaluated for impairment
Allowance	$57,805	$21,698	$32,931	$11,948	$25	$124,407
Balance	$2,634,335	$589,187	$7,097,794	$4,313,304	$5,087	$14,639,707
Total allowance	$58,549	$21,698	$33,467	$12,169	$25	$125,908
Total balance	$2,668,061	$593,816	$7,135,599	$4,325,991	$5,087	$14,728,554

	December 31, 2018
		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and
	Loans	Loans	Loans	and Equity Lines	Other Loans	Total
	(In thousands)
Loans individually evaluated for impairment
Allowance	$1,837	$—	$877	$1,088	$—	$3,802
Balance	$36,940	$4,873	$51,471	$13,602	$—	$106,886
Loans collectively evaluated for impairment
Allowance	$53,141	$19,626	$32,610	$13,194	$18	$118,589
Balance	$2,705,025	$576,581	$6,672,729	$3,930,218	$4,349	$13,888,902
Total allowance	$54,978	$19,626	$33,487	$14,282	$18	$122,391
Total balance	$2,741,965	$581,454	$6,724,200	$3,943,820	$4,349	$13,995,788

The following tables set forth activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2019, and September 30, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended September 30, 2019 and 2018

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

June 30, 2019 Ending Balance	$54,293	$21,010	$33,154	$14,164	$30	$122,651
Provision/(reversal) for possible credit losses	7,400	(2,690)	(4,648)	(2,057)	(5)	(2,000)
Charge-offs	(3,356)	—	—	—	—	(3,356)
Recoveries	212	3,378	4,961	62	—	8,613
Net (charge-offs)/recoveries	(3,144)	3,378	4,961	62	—	5,257
September 30, 2019 Ending Balance	$58,549	$21,698	$33,467	$12,169	$25	$125,908

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

June 30, 2018 Ending Balance	$55,179	$20,663	$33,976	$12,062	$19	$121,899
Provision/(reversal) for possible credit losses	1,270	519	(4,138)	842	7	(1,500)
Charge-offs	(122)	—	—	—	—	(122)
Recoveries	187	44	2,944	5	—	3,180
Net recoveries	65	44	2,944	5	—	3,058
September 30, 2018 Ending Balance	$56,514	$21,226	$32,782	$12,909	$26	$123,457

Nine months ended September 30, 2019 and 2018

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

2019 Beginning Balance	$54,978	$19,626	$33,487	$14,282	$18	$122,391
Provision/(reversal) for possible credit losses	8,262	(2,540)	(5,234)	(2,495)	7	(2,000)
Charge-offs	(6,300)	—	—	—	—	(6,300)
Recoveries	1,609	4,612	5,214	382	—	11,817
Net (charge-offs)/recoveries	(4,691)	4,612	5,214	382	—	5,517
September 30, 2019 Ending Balance	$58,549	$21,698	$33,467	$12,169	$25	$125,908
Reserve for impaired loans	$744	$—	$536	$221	$—	$1,501
Reserve for non-impaired loans	$57,805	$21,698	$32,931	$11,948	$25	$124,407
Reserve for off-balance sheet credit commitments	$2,505	$1,608	$121	$313	$3	$4,550

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

2018 Beginning Balance	$49,796	$24,838	$37,610	$11,013	$22	$123,279
Provision/(reversal) for possible credit losses	6,097	(3,744)	(8,672)	1,815	4	(4,500)
Charge-offs	(629)	—	(390)	—	—	(1,019)
Recoveries	1,250	132	4,234	81	—	5,697
Net recoveries	621	132	3,844	81	—	4,678
September 30, 2018 Ending Balance	$56,514	$21,226	$32,782	$12,909	$26	$123,457
Reserve for impaired loans	$2,506	$—	$917	$281	$—	$3,704
Reserve for non-impaired loans	$54,008	$21,226	$31,865	$12,628	$26	$119,753
Reserve for off-balance sheet credit commitments	$1,615	$1,174	$78	$215	$6	$3,088

Loans Held-for-Sale

At the time of commitment to originate or purchase a loan, the loan is determined to be held for investment if it is in the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including asset/liability and credit risk management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value. As of September 30, 2019, there were approximately $36.8 million of loans held-for-sale, which were all comprised of residential mortgage loans. There were no loans held-for-sale as of December 31, 2018.

Loans Purchases, Transfers and Sales

The Company purchases and sells loans in the secondary market in the ordinary course of business. From time to time, purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to the allowance for loan losses are recorded, when appropriate. During the three and nine months ended September 30, 2019, the Company reclassified $75.3 million of residential mortgages from held-for-investment to held-for-sale. Net gains on sales of loans, excluding the lower of cost or fair value adjustments, were $0.8 million, for the three and nine months ended September 30, 2019. The Company recorded a lower of cost or fair value adjustment of $120 thousand during the three and nine months ended September 30, 2019. Noloan transfers were made during the three and nine months ended September 30, 2018.

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

In the normal course of business, the Company from time to time becomes a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans, or through commercial or standby letters of credit and financial guarantees. These instruments represent varying degrees of exposure to risk in excess of the amounts included in the accompanying Condensed Consolidated Balance Sheets. The contractual or notional amount of these instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the level of expected losses, if any.

The Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships were $131.4 million and $113.0 million as of September 30, 2019 and December 31, 2018, respectively.

10. Leases

The Company determines if a contract arrangement is a lease at inception and primarily enters into operating lease contracts for its branch locations, office space and certain equipment. As part of its property lease agreements, the Company may seek to include options to extend or terminate at lease when it is reasonably certain that the Company will exercise those options. The ROU lease asset also includes any lease payments made and lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not possess any leases that have variable lease payments or residual value guarantees as of September 30, 2019.

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

Significant Assumptions - The Company uses its incremental borrowing rate to determine the present value of its lease liabilities. The Company calculated a weighted average borrowing rate of 3.14% and a weighted average remaining lease term of 5.47 years as of September 30, 2019.

As of September 30, 2019, the Company recorded a ROU asset of $34.5 million, net of accumulated amortization of $6.2 million. Operating lease expense was $3.3 million and $10.1 million for the three and nine months ended September 30, 2019, respectively, and includes short-term leases that were immaterial. Operating cash flows from operating leases were $2.1 million and $6.2 million for the three and nine months ended September 30, 2019, respectively. The below maturity schedule represents the undiscounted lease payments for the 5-year period and thereafter as of September 30, 2019.

As of September 30, 2019
Operating Leases
(In thousands)
Remaining 2019	$2,114
2020	8,543
2021	7,635
2022	6,428
2023	5,426
Thereafter	9,531
Total lease payments	39,677
Less amount of payment representing interest	(3,535)
Total present value of lease payments	$36,142

The following table shows future minimum payments under operating leases with terms in excess of one year as of December 31, 2018.

As of December 31, 2018
Operating Leases
(In thousands)
2019	$8,835
2020	7,220
2021	6,406
2022	5,406
2023	4,208
Thereafter	4,899
Total minimum lease payments	$36,974

11. Borrowed Funds

Borrowings from the Federal Home Loan Bank (“FHLB”) - As of September 30, 2019, over-night borrowings from the FHLB were $330 million at an average rate of 2.08% compared to $200 million at an average rate of 2.56% as of December 31, 2018. Advances from the FHLB were $270 million at an average rate of 2.15% as of September 30, 2019 and $330 million at an average rate of 2.42% as of December 31, 2018. As of September 30, 2019, FHLB advances of $50 million will mature in December 2019, $75 million in May 2021, $50 million in June 2021, $75 million in July 2021, and $20 million in May 2023.

Other Borrowings - The Company owes a residual payable balance of $7.6 million to Bank SinoPac Co. related to the Company’s acquisition of SinoPac Bancorp, the parent of Far East National Bank. The remaining balance of $7.0 million, due in July 2020, has an interest rate of 3.60% (three month LIBOR rate plus 150 basis points) as of September 30, 2019.

Long-term Debt - On October 12, 2017, the Bank entered into a term loan agreement of $75.0 million with U.S. Bank. The loan has a floating rate of one-month LIBOR plus 175 basis points. As of September 30, 2019, the term loan has a remaining balance of $41.3 million and an interest rate of 3.875% compared to 4.125% at December 31, 2018. The principal amount of the long-term debt from U.S. Bank is due and payable in consecutive quarterly installments of $4.7 million each on the last day of each calendar quarter commencing December 31, 2018, with the final installment due and payable on October 12, 2020. We used the U.S. Bank loan proceeds to fund a portion of our acquisition of SinoPac Bancorp.

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

At September 30, 2019, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 4.29%, compared to $119.1 million with a weighted average rate of 4.96% at December 31, 2018. The Junior Subordinated Notes have a stated maturity term of 30 years.

12. Income Taxes

The effective tax rate for the first nine months of 2019 was 20.3% compared to 19.0% for the first nine months of 2018. The effective tax rate includes the impact of low-income housing and alternative energy investment tax credits. Income tax expense for the first nine months of 2019 was reduced by $0.6 million in benefits from the distribution of restricted stock units.

The Company’s tax returns are open for audit by the Internal Revenue Service back to 2016 and by the California Franchise Tax Board back to 2014. The Company is currently under audit by the Internal Revenue Service for 2017.

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

Assets measured at estimated fair value on a non-recurring basis:

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the nine months ended September 30, 2019 and December 31, 2018, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2019, and December 31, 2018:

	September 30, 2019
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. government agency entities	$—	$92,954	$—	$92,954
U.S. government sponsored entities	—	347,699	—	347,699
Mortgage-backed securities	—	886,735	—	886,735
Collateralized mortgage obligations	—	665	—	665
Corporate debt securities	—	99,385	—	99,385
Total securities available-for-sale	$—	$1,427,438	$—	$1,427,438

Equity securities
Mutual funds	$6,307	$—	$—	$6,307
Preferred stock of government sponsored entities	15,145	—	—	15,145
Other equity securities	11,410	—	—	11,410
Total equity securities	$32,862	$—	$—	$32,862

Warrants	$—	$—	$31	$31
Interest rate swaps	—	1,697	—	1,697
Foreign exchange contracts	—	965	—	965
Total assets	$32,862	$1,430,100	$31	$1,462,993

Liabilities
Option contracts	$—	$6	$—	$6
Interest rate swaps	—	17,734	—	17,734
Foreign exchange contracts	—	2,435	—	2,435
Total liabilities	$—	$20,175	$—	$20,175

	December 31, 2018
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$124,751	$—	$—	$124,751
U.S. government agency entities	—	5,871	—	5,871
U.S. government sponsored entities	—	388,363	—	388,363
Mortgage-backed securities	—	656,744	—	656,744
Collateralized mortgage obligations	—	977	—	977
Corporate debt securities	—	65,803	—	65,803
Total securities available-for-sale	$124,751	$1,117,758	$—	$1,242,509

Equity securities
Mutual funds	$6,094	$—	$—	$6,094
Preferred stock of government sponsored entities	7,822	—	—	7,822
Other equity securities	11,182	—	—	11,182
Total equity securities	$25,098	$—	$—	$25,098

Warrants	$—	$—	$184	$184
Interest rate swaps	—	7,810	—	7,810
Foreign exchange contracts	—	397	—	397
Total assets	$149,849	$1,125,965	$184	$1,275,998

Liabilities
Option contracts	$—	$6	$—	$6
Interest rate swaps	—	1,543	—	1,543
Foreign exchange contracts	—	1,763	—	1,763
Total liabilities	$—	$3,312	$—	$3,312

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value adjustment of warrants was included in other operating income in the third quarter of 2019. The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from 1 to 6 years, risk-free interest rate from 1.77% to 1.87%, and stock volatility from 13.86% to 20.46%.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Condensed Consolidated Balance Sheets as of September 30, 2019, the following tables set forth the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of September 30, 2019, and December 31, 2018, and the total losses for the periods indicated:

	As of September 30, 2019				Total Losses
	Fair Value Measurements Using			Total Fair	For the Three Months Ended		For the Nine Months Ended
	Level 1	Level 2	Level 3	Value Measurements	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$—	$12,491	$12,491	$—	$—	$—	$—
Commercial mortgage loans	—	—	25,752	25,752	—	—	—	—
Residential mortgage loans and equity lines	—	—	5,696	5,696	—	—	—	—
Total impaired loans	—	—	43,939	43,939	—	—	—	—
Loans held-for-sale	—	—	36,778	36,778	120	—	120	—
Other real estate owned (1)	—	7,625	4,343	11,968	—	—	494	—
Investments in venture capital and private company stock	—	—	1,671	1,671	83	62	101	326
Total assets	$—	$7,625	$86,731	$94,356	$203	$62	$715	$326

(1) Other real estate owned balance of $11.3 million in the condensed consolidated balance sheet is net of estimated disposal costs.

	As of December 31, 2018				Total Losses/(Gains)
	Fair Value Measurements Using			Total Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Measurements	December 31, 2018	December 31, 2017
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$—	$4,733	$4,733	$—	$25
Commercial mortgage loans	—	—	26,186	26,186	—	—
Residential mortgage loans and equity lines	—	—	6,850	6,850	—	—
Total impaired loans	—	—	37,769	37,769	—	25
Other real estate owned (1)	—	9,023	4,343	13,366	(619)	457
Investments in venture capital and private company stock	—	—	2,162	2,162	330	392
Total assets	$—	$9,023	$44,274	$53,297	$(289)	$874

(1) Other real estate owned balance of $12.7 million in the Consolidated Balance Sheets is net of estimated disposal costs.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans are primarily based on the appraised value of collateral adjusted by estimated sales cost and commissions. The Company generally obtains new appraisal reports every twelve months as appropriate. As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. During the 2018 reported period, collateral discounts ranged from 55% in the case of accounts receivable collateral to 65% in the case of inventory collateral. In the current year, the Company began using borrower specific collateral discounts with various discount levels.

The significant unobservable inputs used in the fair value measurement of other real estate owned (“OREO”) are primarily based on the appraised value of OREO adjusted by estimated sales cost and commissions. The Company applies estimated sales cost and commissions ranging from 3% to 6% of the collateral value of impaired loans, quoted price, or loan sale price of loans held for sale, and appraised value of OREO.

14. Fair Value of Financial Instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents - For cash and cash equivalents, the carrying amount is assumed to be a reasonable estimate of fair value, a Level 1 measurement.

Short-term Investments and interest-bearing deposits - For short-term investments and interest-bearing deposits, the carrying amount is assumed to be a reasonable estimate of fair value, a Level 1 measurement.

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

Loans - Fair values are estimated for portfolios of loans with similar financial characteristics. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories. The fair values are based primarily on third-party vendor pricing to determine fair values based on the exit price notion.

The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan, a Level 3 measurement.

The fair value of impaired loans is calculated based on the net realizable fair value of the collateral or the observable market price of the most recent sale or quoted price from loans held for sale. The Company does not record loans at fair value on a recurring basis. Nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on the current appraised value or adjusted appraised value of the collateral, a Level 2 or Level 3 measurement.

Loans Held-for-Sale – The Company records loans held for sale at fair value based on quoted prices from third party sale analysis, existing sale agreements, or appraisal reports adjusted by sales commission assumption, a Level 3 measurement.

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

Deposit Liabilities - The fair value of demand deposits, savings accounts, and certain money market deposits is assumed to be the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits with similar remaining maturities, a Level 3 measurement.

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

Off-Balance-Sheet Financial Instruments - The fair value of commitments to extend credit, standby letters of credit, and financial guarantees written is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of off-balance-sheet financial instruments is based on the assumptions that a market participant would use, a Level 3 measurement.

Fair value is estimated in accordance with ASC Topic 825. Fair value estimates are made at specific points in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following table sets forth the carrying and notional amounts and estimated fair value of financial instruments as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$257,189	$257,189	$225,333	$225,333
Short-term investments	567,957	567,957	374,957	374,957
Securities available-for-sale	1,427,438	1,427,438	1,242,509	1,242,509
Loans held-for-sale	36,778	36,778	—	—
Loans, net	14,601,565	15,004,114	13,871,832	13,928,162
Equity securities	32,862	32,862	25,098	25,098
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250
Warrants	31	31	184	184

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$70,955	$965	$86,875	$397
Interest rate swaps	139,466	1,697	467,410	7,810

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$14,658,269	$14,703,977	$13,702,340	$13,754,028
Advances from Federal Home Loan Bank	600,000	603,014	530,000	529,500
Other borrowings	38,369	31,844	35,756	34,031
Long-term debt	160,386	113,409	189,448	132,615

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$1,172	$6	$1,215	$6
Foreign exchange contracts	121,769	2,435	94,977	1,763
Interest rate swaps	581,496	17,734	265,166	1,543

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,097,207	$(9,291)	$2,691,579	$(8,843)
Standby letters of credit	264,059	(2,537)	245,087	(2,662)
Other letters of credit	29,230	(28)	35,759	(30)
Bill of lading guarantees	743	—	730	—

The following tables set forth the level in the fair value hierarchy for the estimated fair values of financial instruments as of September 30, 2019, and December 31, 2018.

	As of September 30, 2019
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$257,189	$257,189	$—	$—
Short-term investments	567,957	567,957	—	—
Securities available-for-sale	1,427,438	—	1,427,438	—
Loans held-for-sale	36,778	—	—	36,778
Loans, net	15,004,114	—	—	15,004,114
Equity securities	32,862	32,862	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	31	—	—	31
Financial Liabilities
Deposits	14,703,977	—	—	14,703,977
Advances from Federal Home Loan Bank	603,014	—	603,014	—
Other borrowings	31,844	—	—	31,844
Long-term debt	113,409	—	113,409	—

	As of December 31, 2018
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$225,333	$225,333	$—	$—
Short-term investments	374,957	374,957	—	—
Securities available-for-sale	1,242,509	124,751	1,117,758	—
Loans, net	13,928,162	—	—	13,928,162
Equity securities	25,098	25,098	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	184	—	—	184
Financial Liabilities
Deposits	13,754,028	—	—	13,754,028
Advances from Federal Home Loan Bank	529,500	—	529,500	—
Other borrowings	34,031	—	—	34,031
Long-term debt	132,615	—	132,615	—

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

As of September 30, 2019, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment as of an interim date.

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

In May 2014, the Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 2.37%. The notional amount of cash flow interest rate swaps was $119.1 million as of both September 30, 2019 and December 31, 2018, and their unrealized loss of $4.4 million and $241 thousand, net of taxes, was included in other comprehensive income as of September 30, 2019 and December 31, 2018, respectively. The amount of periodic net settlement of interest rate swaps included in interest expense was $78 thousand and $83 thousand for the three months ended September 30, 2019 and 2018, respectively. The amount of periodic net settlement of interest rate swaps included in interest expense was a net interest expense of $41 thousand and a net interest expense of $480 thousand for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, and 2018, the ineffective portion of these interest rate swaps was not significant.

As of September 30, 2019, the Bank’s outstanding interest rate swap contracts had a notional amount of $584.0 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.71% and receives a variable rate of the one-month LIBOR rate plus a weighted average spread of 261 basis points, or at a weighted average rate of 5.01%. As of September 30, 2019, and December 31, 2018, the notional amount of fair value interest rate swaps was $584.0 million and $613.4 million, respectively, with net unrealized losses of $9.8 million and net unrealized gains of $6.6 million, respectively, included in other non-interest income. The amount of periodic net settlement of interest rate swaps increased interest income by $205 thousand and $96 thousand for the three months ended September 30, 2019 and 2018, respectively. The amount of periodic net settlement of interest rate swaps increased interest income by $1.4 million and decreased interest income by $132 thousand for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, and 2018, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivative clearing organization and daily margin is indirectly maintained with the derivative clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $9.1 million as of September 30, 2019 and $1.8 million as of December 31, 2018.

The Company from time to time enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Condensed Consolidated Balance Sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. As of September 30, 2019, the notional amount of option contracts totaled $1.2 million with a net negative fair value of $6 thousand. As of September 30, 2019, spot, forward, and swap contracts in the total notional amount of $71.0 million had a positive fair value of $965 thousand. Spot, forward, and swap contracts in the total notional amount of $121.8 million had a negative fair value of $2.4 million at September 30, 2019. As of December 31, 2018, the notional amount of option contracts totaled $1.2 million with a net negative fair value of $6 thousand. As of December 31, 2018, spot, forward, and swap contracts in the total notional amount of $86.9 million had a positive fair value of $397 thousand. Spot, forward, and swap contracts in the total notional amount of $95.0 million had a negative fair value of $1.8 million at December 31, 2018.

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

Financial instruments that are eligible for offset in the Condensed Consolidated Balance Sheets, as of September 30, 2019, and December 31, 2018, are set forth in the following table:

				Gross Amounts Not Offset in the
				Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
September 30, 2019
Assets:
Derivatives	$1,697	$—	$1,697	$—	$—	$1,697

Liabilities:
Derivatives	$17,734	$—	$17,734	$—	$(22,198)	$(4,464)

December 31, 2018
Assets:
Derivatives	$7,810	$—	$7,810	$—	$—	$7,810

Liabilities:
Derivatives	$1,543	$—	$1,543	$—	$(1,543)	$—

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

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under ASC 606:

	Three months Ended September 30,		Nine months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$1,892	$2,027	$5,940	$6,421
Wealth management fees	2,049	1,528	6,258	4,252
Other service fees(1)	3,645	3,376	10,593	10,140
Total noninterest income	7,586	6,931	22,791	20,813

Noninterest income, not in-scope(2)	2,802	904	13,312	99
Total noninterest income	$10,388	$7,835	$36,103	$20,912

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

19. Stockholders’ Equity

Total equity was $2.25 billion as of September 30, 2019, an increase of $124.0 million, from $2.12 billion as of December 31, 2018, primarily due to net income of $211.8 million, increases in other comprehensive income of $17.2 million, and proceeds from dividend reinvestment of $2.5 million, and partially offset by common stock cash dividends of $74.4 million and repurchases of the Company’s common stock of $36.3 million.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three months and nine months ended September 30, 2019, and September 30, 2018, was as follows:

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, gain/(loss), net of tax
Securities available-for-sale			$2,209			$(24,084)
Cash flow hedge derivatives			(3,567)			1,163
Total			$(1,358)			$(22,921)

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$1,750	$517	$1,233	$(3,603)	$(1,065)	$(2,538)
Cash flow hedge derivatives	(1,126)	(333)	(793)	2,365	699	1,666
Total	$624	$184	$440	$(1,238)	$(366)	$(872)

Reclassification adjustment for net losses in net income
Securities available-for-sale	121	36	85	14	4	10
Cash flow hedge derivatives	—	—	—	—	—	—
Total	121	36	85	14	4	10

Total other comprehensive income/(loss)
Securities available-for-sale	$1,871	$553	$1,318	$(3,589)	$(1,061)	$(2,528)
Cash flow hedge derivatives	(1,126)	(333)	(793)	2,365	699	1,666
Total	$745	$220	$525	$(1,224)	$(362)	$(862)

Ending balance, gain/(loss), net of tax
Securities available-for-sale			$3,527			$(26,612)
Cash flow hedge derivatives			(4,360)			2,829
Total			$(833)			$(23,783)

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, loss, net of tax
Securities available-for-sale			$(17,765)			$(1,060)
Cash flow hedge derivatives			(241)			(1,451)
Total			$(18,006)			$(2,511)

Reclassification adjustment for stranded tax effects of Tax Cuts and Jobs Act (1)
Securities available-for-sale	$—	$—	$—	$—	$200	$(200)
Cash flow hedge derivatives	—	—	—	—	315	(315)
Total	$—	$—	$—	$—	$515	$(515)

Reclassification adjustment for equity securities (2)
Equity securities	$—	$—	$—	$(12,151)	$(3,592)	$(8,559)

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$30,119	$8,903	$21,216	$(23,854)	$(7,051)	$(16,803)
Cash flow hedge derivatives	(5,848)	(1,729)	(4,119)	6,523	1,928	4,595
Total	$24,271	$7,174	$17,097	$(17,331)	$(5,123)	$(12,208)

Reclassification adjustment for net losses in net income
Securities available-for-sale	108	32	76	14	4	10
Cash flow hedge derivatives	—	—	—	—	—	—
Total	108	32	76	14	4	10

Total other comprehensive income/(loss)
Securities available-for-sale	$30,227	$8,935	$21,292	$(23,840)	$(7,047)	$(16,793)
Cash flow hedge derivatives	(5,848)	(1,729)	(4,119)	6,523	1,928	4,595
Total	$24,379	$7,206	$17,173	$(17,317)	$(5,119)	$(12,198)

Ending balance, gain/(loss), net of tax
Securities available-for-sale			$3,527			$(26,612)
Cash flow hedge derivatives			(4,360)			2,829
Total			$(833)			$(23,783)

(1)	These amounts were recorded as of January 1, 2018 as a result of the adoption of ASU 2018-2.
(2)	This amount was recorded as of January 1, 2018 as a result of the adoption of ASU 2016-1.

20. Stock Repurchase Program

In May 2019, the Company completed the October 2018 stock repurchase program with the repurchase of 1,182,060 shares in total for approximately $45.0 million at an average cost of $38.07 per share of the Company’s common stock.

Thereafter, on May 7, 2019, the Company announced that its Board of Directors adopted a new stock repurchase program to buy back up to $50.0 million of the Company’s common stock. As of September 30, 2019, the Company repurchased 741,934 shares for approximately $26.4 million, at an average cost of $35.59 per share, and may repurchase up to an additional $23.6 million of its common stock under the May 2019 stock repurchase program.

21. Subsequent Events

The Company has evaluated the effect of events that have occurred subsequent to September 30, 2019, through the date of issuance of the Condensed Consolidated Financial Statements, and, based on such evaluation, the Company believes that there have been no material events during such period that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

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

Critical accounting policies involve significant judgments, assumptions and uncertainties and are essential to understanding the Company’s results of operations and financial condition. Management of the Company considers the following to be critical accounting policies:

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

Highlights

●	Total loans, including loans held for sale, increased $171.8 million, or 4.9% annualized, to $14.8 billion for the quarter.
●	Total deposits increased $295.3 million, or 8.6% annualized, to $14.7 billion for the quarter.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended September 30, 2019, was $72.8 million, an increase of $3.0 million, or 4.3%, compared to net income of $69.8 million for the same quarter a year ago. Diluted earnings per share for the quarter ended September 30, 2019 was $0.91 compared to $0.85 for the same quarter a year ago.

Return on average stockholders’ equity was 12.98% and return on average assets was 1.65% for the quarter ended September 30, 2019, compared to a return on average stockholders’ equity of 13.19% and a return on average assets of 1.72% for the same quarter a year ago.

Financial Performance

	Three months ended
	September 30, 2019	September 30, 2018
Net income (in millions)	$72.8	$69.8
Basic earnings per common share	$0.91	$0.86
Diluted earnings per common share	$0.91	$0.85
Return on average assets	1.65%	1.72%
Return on average total stockholders' equity	12.98%	13.19%
Efficiency ratio	41.67%	43.14%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $1.9 million, or 1.3%, to $147.0 million during the third quarter of 2019, compared to $145.1 million during the same quarter a year ago. The increase was due primarily to a $3.1 million increase in interest recoveries and prepayment penalties, offset in part by an increase in interest expense from time deposits.

The net interest margin was 3.56% for the third quarter of 2019 compared to 3.83% for the third quarter of 2018 and 3.58% for the second quarter of 2019.

For the third quarter of 2019, the yield on average interest-earning assets was 4.80%, the cost of funds on average interest-bearing liabilities was 1.65%, and the cost of interest-bearing deposits was 1.60%. In comparison, for the third quarter of 2018, the yield on average interest-earning assets was 4.67%, the cost of funds on average interest-bearing liabilities was 1.15%, and the cost of interest-bearing deposits was 1.05%. The increase in the yield on average interest-earning assets resulted primarily from the higher interest recoveries and prepayment penalties discussed above. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 3.15% for the quarter ended September 30, 2019, compared to 3.52% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended September 30, 2019, and 2018. Average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended September 30,
	2019			2018
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(Dollars in thousands)
Interest-earning assets:
Total loans and leases (1)	$14,662,847	$187,827	5.08%	$13,434,018	$168,179	4.97%
Investment securities	1,498,569	8,687	2.30	1,399,031	7,546	2.14
Federal Home Loan Bank stock	17,250	301	6.92	17,250	303	6.95
Interest-bearing deposits	188,772	1,016	2.14	178,434	838	1.86
Total interest-earning assets	16,367,438	197,831	4.80	15,028,733	176,866	4.67
Non-interest earning assets:
Cash and due from banks	204,974			196,693
Other non-earning assets	1,037,937			1,036,279
Total non-interest earning assets	1,242,911			1,232,972
Less: Allowance for loan losses	(125,399)			(124,579)
Deferred loan fees	(1,574)			(2,777)
Total assets	$17,483,376			$16,134,349

Interest-bearing liabilities:
Interest-bearing demand accounts	$1,281,629	$589	0.18%	$1,396,436	$694	0.20%
Money market accounts	2,028,039	5,684	1.11	2,234,139	4,435	0.79
Savings accounts	726,763	354	0.19	780,412	345	0.18
Time deposits	7,623,238	40,378	2.10	5,997,268	22,135	1.46
Total interest-bearing deposits	11,659,669	47,005	1.60	10,408,255	27,609	1.05

Securities sold under agreements to repurchase	—	—	—	16,304	124	3.02
Other borrowings	362,698	1,878	2.05	307,298	1,829	2.36
Long-term debt	165,023	1,948	4.68	194,136	2,220	4.54
Total interest-bearing liabilities	12,187,390	50,831	1.65	10,925,993	31,782	1.15

Non-interest bearing liabilities:
Demand deposit	2,805,582			2,877,646
Other liabilities	263,813			232,924
Total equity	2,226,591			2,097,786
Total liabilities and equity	$17,483,376			$16,134,349

Net interest spread			3.15%			3.52%
Net interest income		$147,000			$145,084
Net interest margin			3.56%			3.83%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three months ended September 30,
	2019-2018
	Increase/(Decrease) in
	Net Interest Income Due to:
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans and leases	$15,669	$3,979	$19,648
Investment securities	556	584	1,140
Federal Home Loan Bank stock	—	(2)	(2)
Deposits with other banks	51	128	179
Total changes in interest income	16,276	4,689	20,965

Interest-bearing liabilities:
Interest-bearing demand accounts	(55)	(50)	(105)
Money market accounts	(435)	1,683	1,248
Savings accounts	(24)	33	9
Time deposits	7,004	11,239	18,243
Securities sold under agreements to repurchase	(62)	(62)	(124)
Other borrowed funds	303	(253)	50
Long-term debt	(341)	69	$(272)
Total changes in interest expense	6,390	12,659	19,049
Changes in net interest income	$9,886	$(7,970)	$1,916

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision/(reversal) for credit losses

The Company recorded a reversal for credit losses of $2.0 million in the third quarter of 2019 compared to a reversal for credit losses of $1.5 million in the third quarter of 2018, based on our management’s review of the appropriateness of the allowance for loan losses at September 30, 2019 and September 30, 2018, respectively. The following table summarizes the charge-offs and recoveries for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Charge-offs:
Commercial loans	$3,356	$122	$6,300	$629
Real estate loans (1)	—	—	—	390
Total charge-offs	3,356	122	6,300	1,019
Recoveries:
Commercial loans	212	187	1,609	1,250
Construction loans	3,378	44	4,612	132
Real estate loans (1)	5,023	2,949	5,596	4,315
Total recoveries	8,613	3,180	11,817	5,697
Net recoveries	$(5,257)	$(3,058)	$(5,517)	$(4,678)

(1)	Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, equity securities gains (losses), wire transfer fees, and other sources of fee income, was $10.4 million for the third quarter of 2019, an increase of $2.6 million, or 33.3%, compared to $7.8 million for the third quarter of 2018. The increase was primarily due to an increase of $1.5 million in the valuation of interest rate swap contracts and an increase of $0.8 million from the sale of residential mortgages, when compared to the same quarter a year ago.

Non-Interest Expense

Non-interest expense decreased $0.4 million, or 0.6%, to $65.6 million in the third quarter of 2019, compared to $66.0 million in the same quarter a year ago. The decrease was primarily due to a $4.1 million decrease in the amortization of low income housing and alternative energy partnerships, which was partially offset by a $1.4 million increase in salary and employee benefits and a $1.2 million increase in marketing expense, when compared to the same quarter a year ago. The efficiency ratio was 41.7% in the third quarter of 2019 compared to 43.1% for the same quarter a year ago.

Income Taxes

The effective tax rate for the third quarter of 2019 was 22.4% compared to 21.1% for the third quarter of 2018. The income tax expense for the third quarter of 2019 included a $1.4 million adjustment to reflect the impact of the delay in installation of solar systems and $0.8 million adjustment for lower than expected low income housing tax credits. The effective tax rate for both quarters includes the impact of low-income housing and alternative energy investment tax credits.

Year-to-Date Statement of Operations Review

Net income for the nine months ended September 30, 2019, was $211.8 million, an increase of $4.6 million, or 2.2%, compared to net income of $207.2 million for the same period a year ago. Diluted earnings per share was $2.64 compared to $2.53 per share for the same period a year ago. The net interest margin for the nine months ended September 30, 2019, was 3.61% compared to 3.80% for the same period a year ago.

Return on average stockholders’ equity was 12.94% and return on average assets was 1.65% for the nine months ended September 30, 2019, compared to a return on average stockholders’ equity of 13.56% and a return on average assets of 1.75% for the same period a year ago. The efficiency ratio for the nine months ended September 30, 2019, was 43.87% compared to 43.05% for the same period a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the nine months ended September 30, 2019, and 2018. Average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Nine months ended September 30,
	2019			2018
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(Dollars in thousands)
Interest-earning assets:
Total loans and leases (1)	$14,374,397	$548,395	5.10%	$13,126,693	$478,128	4.87%
Investment securities	1,404,046	24,454	2.33	1,357,818	21,212	2.09
Federal Home Loan Bank stock	17,268	903	6.99	18,975	1,079	7.60
Interest-bearing deposits	245,971	4,289	2.33	281,883	3,667	1.74
Total interest-earning assets	16,041,682	578,041	4.82	14,785,369	504,086	4.56
Non-interest earning assets:
Cash and due from banks	198,835			209,456
Other non-earning assets	1,038,009			996,466
Total non-interest earning assets	1,236,844			1,205,922
Less: Allowance for loan losses	(123,854)			(123,591)
Deferred loan fees	(1,476)			(3,117)
Total assets	$17,153,196			$15,864,583

Interest-bearing liabilities:
Interest-bearing demand accounts	$1,285,180	$1,773	0.18%	$1,394,743	$2,003	0.19%
Money market accounts	1,933,898	14,754	1.02	2,230,365	11,674	0.70
Savings accounts	725,257	1,064	0.20	807,402	1,216	0.20
Time deposit	7,421,255	113,992	2.05	5,833,807	56,593	1.30
Total interest-bearing deposits	11,365,590	131,583	1.55	10,266,317	71,486	0.93

Securities sold under agreements to repurchase	—	—	—	66,300	1,446	2.92
Other borrowings	392,483	6,676	2.27	287,771	4,231	1.97
Long-term debt	172,567	6,087	4.72	194,136	6,465	4.45
Total interest-bearing liabilities	11,930,640	144,346	1.62	10,814,524	83,628	1.03

Non-interest bearing liabilities:
Demand deposits	2,790,367			2,796,831
Other liabilities	244,568			210,391
Total equity	2,187,621			2,042,837
Total liabilities and equity	$17,153,196			$15,864,583

Net interest spread			3.20%			3.53%
Net interest income		$433,695			$420,458
Net interest margin			3.61%			3.80%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Nine months ended September 30,
	2019-2018
	Increase/(Decrease) in
	Net Interest Income Due to:
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans and leases	$46,884	$23,383	$70,267
Investment securities	741	2,501	3,242
Federal Home Loan Bank stock	(93)	(83)	(176)
Deposits with other banks	(285)	907	622
Total changes in interest income	47,247	26,708	73,955

Interest-bearing liabilities:
Interest-bearing demand accounts	(153)	(77)	(230)
Money market accounts	(914)	3,994	3,080
Savings accounts	(121)	(30)	(151)
Time deposits	18,257	39,141	57,398
Securities sold under agreements to repurchase	(723)	(723)	(1,446)
Other borrowed funds	1,708	736	2,444
Long-term debt	(580)	203	(377)
Total changes in interest expense	17,474	43,244	60,718
Changes in net interest income	$29,773	$(16,536)	$13,237

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Balance Sheet Review

Assets

Total assets were $18.0 billion as of September 30, 2019, an increase of $1.2 billion, or 7.1%, from $16.8 billion as of December 31, 2018, primarily due to loan growth and increases in investment securities offset in part by decreases in short-term investments.

Securities Available for Sale

Securities available-for-sale represented 7.9% of total assets as of September 30, 2019, compared to 7.4% of total assets as of December 31, 2018. Securities available-for-sale were $1.4 billion as of September 30, 2019, compared to $1.2 billion as of December 31, 2018.

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of September 30, 2019, and December 31, 2018:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. government agency entities	$92,477	$750	$273	$92,954
U.S. government sponsored entities	350,000	—	2,301	347,699
Mortgage-backed securities	880,406	7,714	1,385	886,735
Collateralized mortgage obligations	683	—	18	665
Corporate debt securities	98,865	533	13	99,385
Total	$1,422,431	$8,997	$3,990	$1,427,438

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$124,801	$—	$50	$124,751
U.S. government agency entities	6,066	—	195	5,871
U.S. government sponsored entities	400,000	—	11,638	388,362
Mortgage-backed securities	670,874	960	15,089	656,745
Collateralized mortgage obligations	1,005	—	28	977
Corporate debt securities	64,985	818	—	65,803
Total	$1,267,731	$1,778	$27,000	$1,242,509

For additional information, see Note 7 to the Company’s unaudited Condensed Consolidated Financial Statements.

Securities available-for-sale having a carrying value of $20.8 million as of September 30, 2019, and $28.5 million as of December 31, 2018, were pledged to secure public deposits, other borrowings and treasury tax and loan.

Equity Securities

The adoption of ASU 2016-01 resulted in approximately $8.6 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018. The Company recognized a net gain of $0.4 million for the three months ended September 30, 2019, due to the increase in fair value of equity investments with readily determinable fair values compared to a net gain of $0.4 million for the three months ended September 30, 2018. The Company recognized a net gain of $7.8 million for the nine months ended September 30, 2019, due to the increase in fair value of equity investments with readily determinable fair values compared to a net loss of $4.6 million for the nine months ended September 30, 2018. Equity securities were $32.9 million and $25.1 million as of September 30, 2019 and December 31, 2018, respectively.

Loans

Gross loans, including loans held for sale, were $14.8 billion at September 30, 2019, an increase of $769.5 million, or 5.5%, from $14.0 billion at December 31, 2018. The increase was primarily due to increases of $353.7 million, or 9.6%, in residential mortgage loans, including loans held for sale, $411.4 million, or 6.1%, in commercial mortgage loans, $65.3 million, or 26.1%, in home equity loans, and $12.4 million, or 2.1%, in real estate construction loans, offset by a decrease of $73.9 million, or 2.7%, in commercial loans. The loan balances and composition at September 30, 2019, compared to December 31, 2018 are set forth below:

	September 30, 2019	% of Gross Loans	December 31, 2018	% of Gross Loans	% Change
	(Dollars in thousands)

Commercial loans	$2,668,061	18.1%	$2,741,965	19.6%	(2.7% )
Equity lines	315,252	2.1	249,967	1.8	26.1
Commercial mortgage loans	7,135,599	48.4	6,724,200	48.0	6.1
Residential mortgage loans	4,010,739	27.2	3,693,853	26.4	8.6
Real estate construction loans	593,816	4.0	581,454	4.2	2.1
Installment and other loans	5,087	0.0	4,349	0.0	17.0
Gross loans	$14,728,554	100%	$13,995,788	100%	5.2%
Allowance for loan losses	(125,908)		(122,391)		2.9
Unamortized deferred loan fees	(1,081)		(1,565)		(30.9)
Total loans, net	$14,601,565		$13,871,832		5.3%

Loans held for sale	$36,778		$—		100.0%

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

Management reviews the loan portfolio regularly to seek to identify problem loans. From time to time during the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of their loan agreements. Such loans generally are placed under closer supervision with consideration given to placing the loans on non-accrual status, the need for an additional allowance for loan losses, and (if appropriate) partial or full charge-off.

The ratio of non-performing assets to total assets was 0.3% at September 30, 2019, and December 31, 2018. Total non-performing assets increased $0.9 million, or 1.5%, to $59.2 million at September 30, 2019, compared to $58.3 million at December 31, 2018, primarily due to an increase of $5.4 million, or 12.9%, in non-accrual loans, offset in part by a decrease of $1.3 million, or 10.6%, in other real estate owned and a decrease of $3.1 million, or 81.9%, in accruing loans past due 90 days or more.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets was 0.40% as of September 30, 2019, compared to 0.42% as of December 31, 2018. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, decreased to 272.5% as of September 30, 2019, from 273.4% as of December 31, 2018.

The following table sets forth the changes in non-performing assets and troubled debt restructurings (“TDRs”) as of September 30, 2019, compared to December 31, 2018, and to September 30, 2018:

	September 30, 2019	December 31, 2018	% Change	September 30, 2018	% Change
	(Dollars in thousands)
Non-performing assets
Accruing loans past due 90 days or more	$683	$3,773	(82)	$6,681	(90)
Non-accrual loans:
Construction loans	4,629	4,872	(5)	4,922	(6)
Commercial mortgage loans	12,330	10,611	16	13,172	(6)
Commercial loans	22,970	18,805	22	17,118	34
Residential mortgage loans	7,271	7,527	(3)	7,199	1
Total non-accrual loans	$47,200	$41,815	13	$42,411	11
Total non-performing loans	47,883	45,588	5	49,092	(2)
Other real estate owned	11,329	12,674	(11)	8,741	30
Total non-performing assets	$59,212	$58,262	2	$57,833	2
Accruing troubled debt restructurings	$41,647	$65,071	(36)	$74,598	(44)

Allowance for loan losses	$125,908	$122,391	3	$123,457	2

Total gross loans outstanding, at period-end (1)	$14,728,554	$13,995,788	5	$13,647,646	8

Allowance for loan losses to non-performing loans, at period-end (2)	262.95%	268.47%		251.48%
Allowance for loan losses to gross loans, at period-end (1)	0.85%	0.87%		0.90%

(1)	Excludes loans held for sale at period-end.
(2)	Excludes non-accrual loans held for sale at period-end.

Non-accrual Loans

At September 30, 2019, total non-accrual loans were $47.2 million, an increase of $5.4 million, or 12.9%, from $41.8 million at December 31, 2018, and an increase of $4.8 million, or 11.3%, from $42.4 million at September 30, 2018. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following tables set forth the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	September 30, 2019		December 31, 2018
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$7,774	$7,105	$11,366	$8,016
Commercial real estate	16,456	—	11,452	—
Personal property (UCC)	—	15,865	192	10,789
Total	$24,230	$22,970	$23,010	$18,805

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	September 30, 2019		December 31, 2018
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$16,751	$—	$9,826	$—
Wholesale/Retail	657	9,008	5,784	14,078
Import/Export	—	8,962	—	4,727
Other	6,822	5,000	7,400	—
Total	$24,230	$22,970	$23,010	$18,805

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

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

As of September 30, 2019, recorded investment in impaired loans totaled $88.8 million and was comprised of non-accrual loans of $47.2 million and accruing TDRs of $41.6 million. As of December 31, 2018, recorded investment in impaired loans totaled $106.9 million and was comprised of non-accrual loans of $41.8 million and accruing TDRs of $65.1 million. For impaired loans, the amounts previously charged off represent 1.9% as of September 30, 2019, and 9.3% as of December 31, 2018, of the contractual balances for impaired loans. As of September 30, 2019, $24.2 million, or 51.3%, of the $47.2 million of non-accrual loans were secured by real estate compared to $23.0 million, or 55.0%, of the $41.8 million of non-accrual loans that were secured by real estate as of December 31, 2018. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

As of September 30, 2019, $1.5 million of the $125.9 million allowance for loan losses was allocated for impaired loans and $124.4 million was allocated to the general allowance. As of December 31, 2018, $3.8 million of the $122.4 million allowance for loan losses was allocated for impaired loans and $118.6 million was allocated to the general allowance.

The allowance for loan losses to non-performing loans was 263.0% as of September 30, 2019, compared to 268.5% as of December 31, 2018, primarily due to an increase in the non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table sets forth impaired loans and the related allowance as of the dates indicated:

	September 30, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$24,711	$20,492	$—	$32,015	$30,368	$—
Real estate construction loans	5,776	4,629	—	5,776	4,873	—
Commercial mortgage loans	11,663	11,517	—	34,129	24,409	—
Residential mortgage loans and equity lines	6,808	6,770	—	5,685	5,665	—
Subtotal	$48,958	$43,408	$—	$77,605	$65,315	$—

With allocated allowance
Commercial loans	$13,251	$13,234	$744	$6,653	$6,570	$1,837
Commercial mortgage loans	26,356	26,288	536	27,099	27,063	877
Residential mortgage loans and equity lines	7,011	5,917	221	8,934	7,938	1,088
Subtotal	$46,618	$45,439	$1,501	$42,686	$41,571	$3,802
Total impaired loans	$95,576	$88,847	$1,501	$120,291	$106,886	$3,802

Loan Interest Reserves

In accordance with customary banking practice, we originate construction loans and land development loans where interest on the loan is disbursed from pre-established interest reserves included in the total original loan commitment. Our construction loans and land development loans generally include optional renewal terms after the maturity of the initial loan term. New appraisals are obtained prior to extension or renewal of these loans in part to determine the appropriate interest reserve to be established for the new loan term. Loans with interest reserves are generally underwritten to the same criteria, including loan to value and, if applicable, pro forma debt service coverage ratios, as loans without interest reserves. Construction loans with interest reserves are monitored on a periodic basis to gauge progress towards completion. Interest reserves are frozen if it is determined that additional draws would result in a loan to value ratio that exceeds policy maximums based on collateral property type. Our policy limits in this regard are consistent with supervisory limits and range from 50% in the case of land to 85% in the case of one to four family residential construction projects.

As of September 30, 2019, construction loans of $555.3 million were disbursed with pre-established interest reserves of $66.7 million, compared to $524.4 million with pre-established interest reserves of $65.2 million at December 31, 2018.  The balance for construction loans with interest reserves that have been extended was $146.3 million with pre-established interest reserves of $4.2 million at September 30, 2019, compared to $88.8 million with pre-established interest reserves of $3.9 million at December 31, 2018.  Land loans of $46.5 million were disbursed with pre-established interest reserves of $1.5 million at September 30, 2019, compared to $24.1 million of land loans disbursed with pre-established interest reserves of $770 thousand at December 31, 2018.  The balance for land loans with interest reserves that have been extended was $1.7 million at September 30, 2019 with pre-established interest reserves of $2 thousand, compared to $5.6 million in land loans with pre-established interest reserves of $71 thousand at December 31, 2018.

At September 30, 2019 and December 31, 2018, the Bank had no loans on non-accrual status with available interest reserves.  At September 30, 2019 and December 31, 2018, $4.6 million and $4.9 million of non-accrual non-residential construction loans had been originated with pre-established interest reserves, respectively.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of the property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; and Las Vegas, Nevada. The Company also has loan customers in Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of September 30, 2019, or as of December 31, 2018.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. Total loans for construction, land development, and other land represented 34% of the Bank’s total risk-based capital as of September 30, 2019, and 33% as of December 31, 2018. Total CRE loans represented 277% of total risk-based capital as of September 30, 2019, and 268% as of December 31, 2018 and were below the Bank’s internal limit for CRE loans of 400% of total capital at both dates.

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

In addition, the Bank’s Board of Directors has established a written credit policy that includes a credit review and control system that the Board of Directors believes should be effective in ensuring that the Bank maintains an appropriate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is appropriate to absorb losses in the credit portfolio. The determination of the amount of the allowance for credit losses and the provision for credit losses are based on management’s current judgment about the credit quality of the loan portfolio and take into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Additions to the allowance for credit losses are made by charges to the provision for credit losses. While management utilizes its business judgment based on the information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors, many of which are beyond the Bank’s control, including but not limited to the performance of the Bank’s loan portfolio, the economy and market conditions, changes in interest rates, and the view of the regulatory authorities toward loan classifications. Identified credit exposures that are determined to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for credit losses. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for credit losses in future periods.

The allowance for loan losses was $125.9 million and the allowance for off-balance sheet unfunded credit commitments was $4.6 million at September 30, 2019, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded credit commitments. The $125.9 million allowance for loan losses at September 30, 2019, increased $3.5 million, or 2.9%, from $122.4 million at December 31, 2018. The allowance for loan losses represented 0.85% of period-end gross loans, excluding loans held for sale, and 263.0% of non-performing loans at September 30, 2019. The comparable ratios were 0.87% of period-end gross loans, excluding loans held for sale, and 268.5% of non-performing loans at December 31, 2018.

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Allowance for loan losses
Balance at beginning of period	$122,651	$121,899	$122,391	$123,279
Reversal for credit losses	(2,000)	(1,500)	(2,000)	(4,500)
Charge-offs:
Commercial loans	(3,356)	(122)	(6,300)	(629)
Real estate loans	—	—	—	(390)
Total charge-offs	(3,356)	(122)	(6,300)	(1,019)
Recoveries:
Commercial loans	212	187	1,609	1,250
Construction loans	3,378	44	4,612	132
Real estate loans	5,023	2,949	5,596	4,315
Total recoveries	8,613	3,180	11,817	5,697
Balance at end of period	$125,908	$123,457	$125,908	$123,457

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$4,550	$3,088	$2,250	$4,588
Provision for credit losses	—	—	2,300	(1,500)
Balance at end of period	$4,550	$3,088	$4,550	$3,088

Average loans outstanding during the period (1)	$14,654,644	$13,434,018	$14,371,633	$13,126,693
Total gross loans outstanding, at period-end (1)	$14,728,554	$13,647,646	$14,728,554	$13,647,646
Total non-performing loans, at period-end (2)	$47,883	$49,092	$47,883	$49,092
Ratio of net (recoveries)/charge-offs to average loans outstanding during the period (1)	(0.14% )	(0.09% )	(0.05% )	(0.05% )
Provision for credit losses to average loans outstanding during the period (1)	(0.05% )	(0.04% )	0.00%	(0.06% )
Allowance for credit losses to non-performing loans, at period-end (2)	272.45%	257.77%	272.45%	257.77%
Allowance for credit losses to gross loans, at period-end (1)	0.89%	0.93%	0.89%	0.93%

(1)	Excludes loans held for sale.
(2)	Excludes non-accrual loans held for sale.

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

•

General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and common risk characteristics. The non-impaired loans are grouped into 19 segments: two commercial segments, ten commercial real estate segments, one residential construction segment, one non-residential construction segment, one SBA segment, one installment loans segment, one residential mortgage segment, one equity lines of credit segment, and one overdrafts segment. The allowance is provided for each segmented group based on the group’s historical loan loss experience aggregated based on loan risk classifications which take into account, among other things, the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral if collateral dependent, charge-off history, management’s knowledge of the portfolio, general economic conditions, environmental factors, trends in delinquency and non-accrual, and other significant factors, such as the national and local economy, volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and concentration of credit. In addition, management reviews reports on past-due loans to check for appropriate classification.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	September 30, 2019		December 31, 2018
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	(In thousands)
Type of Loan:
Commercial loans	$58,549	19.0%	$54,978	19.1%
Real estate construction loans	21,698	4.0	19,626	4.5
Commercial mortgage loans	33,467	48.0	33,487	49.5
Residential mortgage loans and equity lines	12,169	29.0	14,282	26.9
Installment and other loans	25	—	18	—
Total loans	$125,908	100%	$122,391	100%

The allowance allocated to commercial loans increased $3.5 million, or 6.5%, to $58.5 million at September 30, 2019, from $55.0 million at December 31, 2018. The increase is due primarily to an increase in the allowance for trade finance loans as a result of the additional tariffs imposed on imports from China during the nine months ended September 30, 2019.

The allowance allocated to real estate construction loans increased $2.1 million, or 10.7%, to $21.7 million at September 30, 2019 from $19.6 million at December 31, 2018. The increase is due primarily to an increase in non-residential construction loan volume during the nine months ended September 30, 2019.

The allowance allocated to commercial mortgage loans remained flat at $33.5 million at September 30, 2019, from December 31, 2018.

The allowance allocated for residential mortgage loans decreased by $2.1 million, or 14.7%, to $12.2 million as of September 30, 2019, from $14.3 million at December 31, 2018. The decrease is due primarily to decreases in the environmental reserve factors during the nine months ended September 30, 2019.

Deposits

Total deposits were $14.7 billion at September 30, 2019, an increase of $955.9 million, or 7.0%, from $13.7 billion at December 31, 2018. The following table sets forth the deposit mix as of the dates indicated:

	September 30, 2019		December 31, 2018
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Deposits
Non-interest-bearing demand deposits	$2,939,924	20.1%	$2,857,443	20.8%
Interest bearing demand deposits	1,282,267	8.7	1,365,763	10.0
Money market deposits	2,095,328	14.3	2,027,404	14.8
Savings deposits	721,547	4.9	738,656	5.4
Time deposits	7,619,203	52.0	6,713,074	49.0
Total deposits	$14,658,269	100.0%	$13,702,340	100.0%

The following table sets forth the maturity distribution of time deposits at September 30, 2019:

	At September 30, 2019
	Time Deposits - under $100,000	Time Deposits - $100,000 and over	Total Time Deposits
	(Dollars in thousands)
Less than three months	$354,460	$1,224,622	$1,579,082
Three to six months	796,141	1,871,436	2,667,577
Six to twelve months	795,014	1,850,702	2,645,716
Over one year	189,495	537,333	726,828
Total	$2,135,110	$5,484,093	$7,619,203

Percent of total deposits	14.6%	37.4%	52.0%

Borrowings

Borrowings include federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Borrowings from the FHLB - As of September 30, 2019, over-night borrowings from the FHLB were $330 million at an average rate of 2.08%, compared to $200 million at an average rate of 2.56% as of December 31, 2018. Advances from the FHLB were $270 million at an average rate of 2.15% as of September 30, 2019 and $330 million at an average rate of 2.42% as of December 31, 2018. As of September 30, 2019, FHLB advances of $50 million will mature in December 2019, $75 million in May 2021, $50 million in June 2021, $75 million in July 2021, and $20 million in May 2023.

Other Borrowings - The Company owes a residual payable balance of $7.6 million to Bank SinoPac Co. related to the Company’s acquisition of SinoPac Bancorp, the parent of Far East National Bank. The remaining balance of $7.0 million, due in July 2020, has an interest rate of 3.60% (three-month LIBOR rate plus 150 basis points) as of September 30, 2019.

Long-term Debt - On October 12, 2017, the Bank entered into a term loan agreement of $75.0 million with U.S. Bank. The loan has a floating rate of one-month LIBOR plus 175 basis points. As of September 30, 2019, the term loan has a remaining balance of $41.3 million and an interest rate of 3.875% compared to 4.125% at December 31, 2018. The principal amount of the long-term debt from U.S. Bank is due and payable in consecutive quarterly installments of $4.7 million each on the last day of each calendar quarter commencing December 31, 2018, with the final installment due and payable on October 12, 2020. We used the U.S. Bank loan proceeds to fund a portion of our acquisition of SinoPac Bancorp.

At September 30, 2019, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 4.29%, compared to $119.1 million with a weighted average rate of 4.96% at December 31, 2018. The Junior Subordinated Notes have a stated maturity term of 30 years. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of September 30, 2019. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$6,892,375	$689,224	$37,592	$12	$7,619,203
Advances from the Federal Home Loan Bank	380,000	200,000	20,000	—	600,000
Other borrowings	7,602	—	—	30,767	38,369
Long-term debt	18,750	22,500	—	119,136	160,386
Operating leases	2,326	16,217	11,857	9,532	39,932
Total contractual obligations and other commitments	$7,301,053	$927,941	$69,449	$159,447	$8,457,890

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

Capital Resources

Total equity was $2.25 billion as of September 30, 2019, an increase of $124.0 million, from $2.12 billion as of December 31, 2018, primarily due to net income of $211.8 million, increases in other comprehensive income of $17.2 million, and proceeds from dividend reinvestment of $2.5 million, and partially offset by common stock cash dividends of $74.4 million and repurchases of the Company’s common stock of $36.3 million.

The following table summarizes changes in total equity for the nine months ended September 30, 2019:

Nine months ended
September 30, 2019
(In thousands)
Net income	$211,758
Proceeds from shares issued through the Dividend Reinvestment Plan	2,522
RSUs distributed	1
Shares withheld related to net share settlement of RSUs	(2,300)
Stock issued to directors	749
Purchase of treasury stock	(36,301)
Share-based compensation	4,848
Cash dividends paid to common stockholders	(74,422)
Other comprehensive income	17,173
Net increase in total equity	$124,028

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The following tables set forth actual and required capital ratios as of September 30, 2019 and December 31, 2018 for Bancorp and the Bank under the Basel III Capital Rules. The Basel III Capital Rules became fully phased-in on January 1, 2019. The minimum required capital amounts presented as of December 31, 2018 include the minimum required capital levels applicable as of that date as well as the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules became fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2018 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
September 30, 2019

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$1,846,200	12.41	$1,041,619	7.00	$967,218	6.50
Cathay Bank	1,949,520	13.13	1,039,708	7.00	965,443	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	1,846,200	12.41	1,264,824	8.50	1,190,422	8.00
Cathay Bank	1,949,520	13.13	1,262,502	8.50	1,188,237	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,092,158	14.06	1,562,429	10.50	1,488,028	10.00
Cathay Bank	2,079,978	14.00	1,559,561	10.50	1,485,297	10.00

Leverage Ratio
Cathay General Bancorp	1,846,200	10.81	683,193	4.00	853,991	5.00
Cathay Bank	1,949,520	11.43	682,062	4.00	852,578	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
December 31, 2018

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$1,736,854	12.43	$890,524	6.375	$907,985	6.50
Cathay Bank	1,904,820	13.66	889,287	6.375	906,724	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	1,736,854	12.43	1,100,059	7.875	1,117,520	8.00
Cathay Bank	1,904,820	13.66	1,098,531	7.875	1,115,968	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	1,976,995	14.15	1,379,439	9.875	1,396,900	10.00
Cathay Bank	2,029,462	14.55	1,377,523	9.875	1,394,961	10.00

Leverage Ratio
Cathay General Bancorp	1,736,854	10.83	641,755	4.00	802,146	5.00
Cathay Bank	1,904,820	11.89	640,807	4.00	800,983	5.00

As of September 30, 2019, capital levels at Bancorp and the Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of September 30, 2019 at Bancorp and the Bank exceed the minimum levels necessary to be considered “well capitalized.”

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

The Company declared a cash dividend of $0.31 per share on 79,683,166 shares outstanding on September 3, 2019, for distribution to holders of our common stock on September 13, 2019, $0.31 per share on 79,850,454 shares outstanding on June 3, 2019, for distribution to holders of our common stock on June 13, 2019, and $0.31 per share on 80,537,962 shares outstanding on March 4, 2019, for distribution to holders of our common stock on March 14, 2019. The Company paid total cash dividends of $74.4 million in the first nine months of 2019.

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

In May 2014, the Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 2.37%. The notional amount of cash flow interest rate swaps was $119.1 million as of both September 30, 2019 and December 31, 2018, and their unrealized loss of $4.4 million and $241 thousand, net of taxes, was included in other comprehensive income as of September 30, 2019 and December 31, 2018, respectively. The amount of periodic net settlement of interest rate swaps included in interest expense was $78 thousand and $83 thousand for the three months ended September 30, 2019 and 2018, respectively. The amount of periodic net settlement of interest rate swaps included in interest expense was a net interest expense of $41 thousand and a net interest expense of $480 thousand for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, and 2018, the ineffective portion of these interest rate swaps was not significant.

As of September 30, 2019, the Bank’s outstanding interest rate swap contracts had a notional amount of $584.0 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.71% and receives a variable rate of the one-month LIBOR rate plus a weighted average spread of 261 basis points, or at a weighted average rate of 5.01%. As of September 30, 2019, and December 31, 2018, the notional amount of fair value interest rate swaps was $584.0 million and $613.4 million, respectively with net unrealized losses of $9.8 million and net unrealized gains of $6.6 million, respectively, included in other non-interest income. The amount of periodic net settlement of interest rate swaps increased interest income by $205 thousand and $96 thousand for the three months ended September 30, 2019 and 2018, respectively. The amount of periodic net settlement of interest rate swaps increased interest income by $1.4 million and decreased interest income by $132 thousand for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, and 2018, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivative clearing organization and daily margin is indirectly maintained with the derivative clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $9.1 million as of September 30, 2019 and $1.8 million as of December 31, 2018.

The Company from time to time enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Condensed Consolidated Balance Sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. As of September 30, 2019, the notional amount of option contracts totaled $1.2 million with a net negative fair value of $6 thousand. As of September 30, 2019, spot, forward, and swap contracts in the total notional amount of $71.0 million had a positive fair value of $965 thousand. Spot, forward, and swap contracts in the total notional amount of $121.8 million had a negative fair value of $2.4 million at September 30, 2019. As of December 31, 2018, the notional amount of option contracts totaled $1.2 million with a net negative fair value of $6 thousand. As of December 31, 2018, spot, forward, and swap contracts in the total notional amount of $86.9 million had a positive fair value of $397 thousand. Spot, forward, and swap contracts in the total notional amount of $95.0 million had a negative fair value of $1.8 million at December 31, 2018.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of September 30, 2019, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 12.7% compared to 12.0% as of December 31, 2018.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At September 30, 2019, the Bank had an approved credit line with the FHLB of San Francisco totaling $4.4 billion. Total advances from the FHLB of San Francisco were $600.0 million and standby letter of credits issued by the FHLB on the Company’s behalf were $368.1 million as of September 30, 2019. These borrowings bear fixed rates and are secured by the Bank’s loans. See Note 11 to the Condensed Consolidated Financial Statements. At September 30, 2019, the Bank pledged $22.7 million of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $24.3 million from the Federal Reserve Bank Discount Window at September 30, 2019.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At September 30, 2019, investment securities totaled $1.4 billion, with $20.8 million pledged as collateral for borrowings and other commitments. The remaining $1.4 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 90% of our time deposits mature within one year or less as of September 30, 2019. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $176.5 million and $94.8 million during the first nine months of 2019 and 2018, respectively.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of September 30, 2019:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	7.2	1.1
+100	3.6	1.0
-100	-6.5	-0.2
-200	-17.0	3.8

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents the net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     RISK FACTORS.

The Company is not aware of any material change to the risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risk factors disclosed in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties, including those not presently known to the Company or that the Company presently believes not to be material, could also materially and adversely affect the Company’s business, financial condition, and results of operations and stock price.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1, 2019 - July 31, 2019)	0	$0	0	$28,286,005
Month #2 (August 1, 2019 - August 31, 2019)	135,000	$34.76	135,000	$23,593,308
Month #3 (September 1, 2019 - September 30, 2019)	0	$0	0	$23,593,308
Total	135,000	$34.76	135,000	$23,593,308

For a discussion of limitations on the payment of dividends, see “Dividend Policy” and “Liquidity” under Part I—Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.     DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.     MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.     OTHER INFORMATION.

None.

Item 6.     EXHIBITS.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document*

____________________

+ Filed herewith.

++ Furnished herewith.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp
(Registrant)

Date: November 8, 2019

/s/ Pin Tai
Pin Tai
Chief Executive Officer

Date: November 8, 2019

/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and
Chief Financial Officer