Form 10-K
period 2019-12-31
CATHAY GENERAL BANCORP
filed 2020-03-02
CIK 861842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-31830

Cathay General Bancorp

(Exact name of Registrant as specified in its charter)

Delaware	95-4274680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
777 North Broadway, Los Angeles, California (Address of principal executive offices)	90012 (Zip Code)

Registrant’s telephone number, including area code:

(213) 625-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CATY	NASDAQ Global Select Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2019) was $2,709,086,705. This value is estimated solely for the purposes of this cover page. The market value of shares held by registrant’s directors, executive officers, and Employee Stock Ownership Plan have been excluded because they may be considered to be affiliates of the registrant.

As of February 14, 2020, the registrant had outstanding 79,648,638 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement relating to registrant’s 2020 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2019, are incorporated by reference in this Form 10-K in response to Part III, Items 10 through 14 of this Form 10-K.

CATHAY GENERAL BANCORP

2019 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

In this Annual Report on Form 10-K, the term “Bancorp” refers to Cathay General Bancorp and the term “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “shall,” “should,” “will,” “predicts,” “potential,” “continue,” “possible,” “optimistic,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

●	local, regional, national and international economic and market conditions and events and the impact they may have on us, our customers and our operations, assets and liabilities;
●	possible additional provisions for loan losses and charge-offs;
●	credit risks of lending activities and deterioration in asset or credit quality;
●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
●

increased costs of compliance and other risks associated with changes in regulation, including the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

●	higher capital requirements from the implementation of the Basel III capital standards;
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	environmental liabilities;
●	our ability to generate anticipated returns from our investments and/or financings in certain tax advantaged-projects;
●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	natural disasters, public health crises (including the occurrence of a contagious disease or illness, such as the recent coronavirus outbreak) and geopolitical events;
●	failures, interruptions, or security breaches of our information systems;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;

●	adverse results in legal proceedings;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in accounting standards or tax laws and regulations;
●	market disruption and volatility;
●	fluctuations in the Bancorp’s stock price;
●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
●	issuances of preferred stock;
●	capital level requirements and successfully raising additional capital, if needed, and the resulting dilution of interests of holders of our common stock; and
●	the soundness of other financial institutions.

These and other factors are further described in this Annual Report on Form 10-K (at Item 1A in particular), the Bancorp’s other reports filed with the Securities and Exchange Commission (the “SEC”) and other filings the Bancorp’s makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as required by law, we undertake no obligation to update or review any forward-looking statement to reflect circumstances, developments or events occurring after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I

Item1.     Business.

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

At December 31, 2019, we had $18.1 billion in total consolidated assets, $15.0 billion in net loans, $14.7 billion in deposits, and $2.3 billion in shareholders’ equity.

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

Asia Realty Corp. This entity was incorporated in January 2013 for the purpose of holding other real estate owned and became a subsidiary of the Bancorp as a result of the Bancorp’s acquisition of Asia Bancshares. Asia Realty Corp. owned one foreclosed property with a carrying value of $3.0 million at December 31, 2019.

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

The Bank’s head office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. As of December 31, 2019, the Bank has branch offices in Southern California (25 branches), Northern California (13 branches), New York (10 branches), Washington (four branches), Illinois (three branches), Texas (two branches), Maryland (one branch), Massachusetts (one branch), Nevada (one branch), New Jersey (one branch), and Hong Kong (one branch) and a representative office in Beijing, Shanghai, and Taipei. Deposit accounts at the Hong Kong branch are not insured by the FDIC. Each branch has loan approval rights subject to the branch manager’s authorized lending limits. Current activities of the Beijing, Shanghai, and Taipei representative offices are limited to coordinating the transportation of documents to the Bank’s head office and performing liaison services.

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

Through its Cathay Wealth Management business unit, the Bank provides its customers the ability to trade securities online and to purchase mutual funds, annuities, equities, bonds, and short-term money market instruments.  As of December 31, 2019, all securities and insurance products provided by Cathay Wealth Management are offered by, and all financial consultants are registered with, Cetera Financial Services, a registered securities broker/dealer and licensed insurance agency and member of the Financial Industry Regulatory Authority and Security Investor Protection Corporation. Cetera Financial Services and Cathay Bank are independent entities. The securities and insurance products offered by Cetera Financial Services are not insured by the FDIC.

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

Information concerning the carrying value, maturity distribution, and yield analysis of the Company’s securities portfolio as well as a summary of the amortized cost and estimated fair value of the Bank’s securities by contractual maturity is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 3 to the Consolidated Financial Statements.

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

Financing of Tax-Advantaged Projects. We invest in and/or finance certain tax-advantaged projects promoting affordable housing and renewable energy sources. Our investments in these projects are designed to generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. For regulatory purposes, these investments are deemed loan-equivalent transactions and are made under the power of banks to make loans.

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

Deposits

The Bank offers a variety of deposit products in order to meet its customers’ needs. As of December 31, 2019, the Bank offered passbook accounts, checking accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, and public funds deposits. These products are priced generally to promote growth of deposits in a safe and sound manner.

The Bank’s deposits are generally obtained from residents within its geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. From time to time, the Bank may offer special deposit promotions. Information concerning types of deposit accounts, average deposits and rates, and maturity of time deposits is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 7 to the Consolidated Financial Statements.

Borrowings

Borrowings from time to time include securities sold under agreements to repurchase, the purchase of federal funds, funds obtained as advances from the FHLB, borrowing from other financial institutions, and the issuance of Junior Subordinated Notes. Information concerning the types, amounts, and maturity of borrowings is included in in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 8 and Note 9 to the Consolidated Financial Statements.

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

Commitments and Letters of Credit

Information concerning the Bank’s outstanding loan commitments and letters of credit is included in Note 12 to the Consolidated Financial Statements.

Expansion

We have engaged in expansion through acquisitions, and may explore from time to time additional opportunities to acquire financial institutions and other financial services-related businesses and to enter into strategic alliances to expand the scope of our services and our customer base, diversify our market area and asset base and enhance our profitability. For example, in July 2017, we purchased from Bank SinoPac Co. Ltd. all of the issued and outstanding share capital of SinoPac Bancorp, the parent of Far East National Bank (“FENB”), for an aggregate purchase price of $351.6 million plus additional post closing payments based on the realization of certain assets of FENB. We issued 926,192 shares of common stock as consideration and the remainder of the consideration is payable in cash. The acquisition allowed us to expand the number of our branches in California and resulted in a gain of approximately $6.0 million.

Subsidiaries of Cathay Bank

Cathay New Asia Community Development Corporation (“CNACDC”) was formed in October 2006 for the purpose of assuming New Asia Bank’s pre-existing New Markets Tax Credit activities in the greater Chicago area by providing or facilitating the availability of capital to businesses and real estate developers working to renovate these neighborhoods.

Cathay Holdings LLC (“CHLLC”) was incorporated in December 2007. The purpose of this subsidiary is to hold other real estate owned in the state of Texas that was transferred from the Bank. As of December 31, 2019, CHLLC owned properties with a carrying value of $930,000.

Competition

We face substantial competition for deposits, loans and other banking services, as well as for acquisition, opportunities, from the numerous banks and financial institutions that operate in our market areas. We also compete for loans and deposits, as well as other banking services, such as payment services, with savings and loan associations, savings banks, brokerage houses, insurance companies, mortgage companies, credit unions, credit card companies and other financial and non-financial institutions and entities.

In California, one larger Chinese-American bank competes for loans and deposits with the Bank and at least two super-regional banks compete with the Bank for deposits. In addition, there are many other banks that target the Chinese-American communities in both Southern and Northern California. Banks from the Pacific Rim countries, such as Taiwan, Hong Kong, and China, also continue to open branches in the Los Angeles area, thus increasing competition in the Bank’s primary markets. See discussion below in Part I — Item 1A — “Risk Factors.”

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

Employees

As of December 31, 2019, the Bank and its subsidiaries employed approximately 1,219 persons, including 619 banking officers. None of the employees are represented by a union. We believe that our employer-employee relations are satisfactory.

ExecutiveOfficers of the Registrant

The table below sets forth the names, ages, and positions at the Bancorp and the Bank of all executive officers of the Company as of February 14, 2020.

Name	Age	Present Position and Principal Occupation During the Past Five Years

Dunson K. Cheng	75

Executive Chairman of the Boards of Directors of the Bancorp and the Bank since October 2016; Director of the Bancorp since 1990; Director of the Bank since 1982; Chairman of the Boards of Directors of the Bancorp and the Bank from 1994 to September 2016; President of the Bank from 1985 to March 2015; President and Chief Executive Officer of the Bancorp from 1990 to September 2016.

Pin Tai	65

Director of the Bancorp since August 2017; Chief Executive Officer of Bancorp since 2016; Chief Executive Officer of the Bank since October 2016; Director of the Bank since April 2015; President of the Bancorp from 2016 to September 2019; President of the Bank from 2015 to September 2019; Chief Lending Officer of the Bank from 2013 to March 2015; Executive Vice President of the Bank from 2006 to 2015; Deputy Chief Lending Officer and General Manager of Eastern Regions of the Bank from 2010 to 2013; General Manager of Eastern Regions of the Bank from 2006 to 2009.

Irwin Wong	71

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

Chang M. Liu	53

President and Director of the Bank since October 2019; Chief Operating Officer of the Bank since February 2019; Executive Vice President of the Bank from 2016 to 2019; Chief Lending Officer of the Bank from May 2016 to January 2019; Senior Vice President and Deputy Chief Lending Officer of the Bank from April 2015 to March 2016; Senior Vice President and Assistant Chief Lending Officer of the Bank from March 2014 to March 2015; Chief Lending Officer at Banc of California (formerly known as Pacific Trust Bank) from 2011 to March 2014

Heng W. Chen	67	Executive Vice President, Chief Financial Officer, and Treasurer of the Bancorp since 2003; Executive Vice President of the Bank since 2003; Chief Financial Officer of the Bank since 2004.

Kim R. Bingham	63	Chief Risk Officer of the Bank since 2014; Executive Vice President of the Bank since 2004; Chief Credit Officer of the Bank from 2004 to 2013.

Mark H. Lee	57

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

Lisa L. Kim	55

Executive Vice President of Bancorp and Bank since April 2018; General Counsel and Secretary of Bancorp and Bank since September 2014; Senior Vice President of Bancorp and Bank from September 2014 to April 2018; Senior Vice President and Deputy General Counsel of BBCN Bank and BBCN Bancorp, Inc. from January 2014 to September 2014; Senior Vice President and General Counsel of Hanmi Bank and Hanmi Financial Corporation from 2011 to 2013.

Available Information

We invite you to visit our website at www.cathaygeneralbancorp.com, to access free of charge the Bancorp's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The content of our website is not incorporated into and is not part of this Annual Report on Form 10-K. In addition, you can write to us to obtain a free copy of any of those reports at Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attn: Investor Relations. The SEC also maintains a website that contains the reports, proxy and information statements and other information we file with them. The address of the site is http://www.sec.gov.

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

On October 15, 2019, the FDIC adopted a final rule that revised the FDIC’s requirements for stress testing by FDIC supervised institutions, such as the Bank, to conform with the Growth Act by raising the minimum threshold for applicability from $10 billion to $250 billion. The final rule became effective on November 25, 2019. Notwithstanding these amendments to the stress testing requirements, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process. Although we will continue to monitor our capital consistent with the safety and soundness expectations of the federal regulators, we expect to stop the Dodd-Frank Act-imposed stress testing as a result of the legislative and regulatory amendments.

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

•

A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios (as fully phased in as of January 1, 2019) must be met to avoid limitations in the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

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

As of January 1, 2019, after taking into account the capital conservation buffer, the Bancorp and the Bank must maintain the following minimum ratios: (i) a Tier 1 leverage ratio of 4.0%, (ii) a common equity Tier 1 risk-based capital ratio of 4.5%, plus the capital conservation buffer, effectively resulting in a minimum common equity Tier 1 risk-based capital ratio of 7.0%, (iii) a Tier 1 risk-based capital ratio of 6.0%, plus the capital conservation buffer, effectively resulting in a minimum common equity Tier 1 risk-based capital ratio of 8.5%, and (iv) a total risk-based capital ratio of 8.0%, plus the capital conservation buffer, effectively resulting in a minimum total risk-based capital ratio of 10.5%. To be considered “well capitalized,” a bank holding company or bank must have the following minimum ratios: (i) a Tier 1 leverage ratio of 5.0%, (ii) a common equity Tier 1 risk-based capital ratio of 6.5%, (iii) a Tier 1 risk-based capital ratio of 8.0%, and (iv) a total risk-based capital ratio of 10.0%.

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

At December 31, 2019, (i) the Bancorp’s and the Bank’s common equity Tier 1 capital ratios were 12.51% and 12.97%, respectively; (ii) their total risk-based capital ratios were, respectively, 14.11% and 13.81%; (iii) their Tier 1 risk-based capital ratios were, respectively, 12.51% and 12.97%; and (iv) their leverage capital ratios were, respectively, 10.83% and 11.23%, all of which ratios exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes.

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

Prompt Corrective Action Provisions

The Federal Deposit Insurance Act (the “FDI Act”) requires the federal bank regulatory agencies to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Depending on the bank’s capital ratios, the agencies’ regulations define five categories in which an insured depository institution will be placed: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank's activities, operational practices or the ability to pay dividends. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. A bank’s capital category is determined solely for the purpose of applying the prompt corrective action regulations and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The prompt corrective action standards were changed when the capital rules became effective on January 1, 2015. Under the new standards, in order to be considered well-capitalized, the Bank is required to have met the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

The FDI Act generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank.

As of December 31, 2019, the Bancorp and the Bank met all requirements to be considered well-capitalized under the capital rules.

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” In the fall of 2019, the federal banking regulatory agencies adopted revised rules to simplify and tailor the Volcker Rules. The revised rules became effective on January 1, 2020, with a compliance date of January 1, 2021. The revised rules continue to restrict banking entities subject to the Volcker Rule, including the Bancorp and the Bank and its subsidiaries, from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds,” subject to certain exceptions. The revised rules provide regulatory relief by tailoring application of the Volcker Rule based on the level of trading assets and liabilities, simplifying certain standards and requirements, and reducing compliance burden. The federal banking regulatory agencies also plan to further simplify and ease the restrictions on proprietary trading and fund-related provisions of the Volcker Rule in a separate rulemaking expected to be adopted in 2020. The Federal Reserve granted an extension until July 21, 2022 of the conformance period for the Bancorp to divest ownership in certain legacy investment funds that are prohibited under the rule.

Except for divesting some investments aggregating less than $1.6 million as of December 31, 2019, we believe that the Volcker Rule will not require any material changes in our operations or business or security holdings.

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

Cybersecurity

Federal regulators have issued multiple statements regarding cybersecurity and that financial institutions need to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. In addition, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations in the event of a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to a cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states, notably including California where our banking business is concentrated, have adopted laws and/or regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many such states (including California) have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and we continue to monitor relevant legislative and regulatory developments in California where most of our customers are located.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.

Environmental Regulations

In the course of the Bank’s business, the Bank may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. The Bank may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clear up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. See Item 1A. Risk Factors for a further discussion of risks related to environmental regulations and liabilities.

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

Securities and Corporate Governance

The Bancorp is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Global Select Market, the Company is subject to NASDAQ listing standards for listed companies. The Bancorp is also subject to the Sarbanes-Oxley Act of 2002, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other matters, required executive certification of financial presentations, corporate governance requirements for board audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow stockholders and investors to more easily and efficiently monitor the performance of companies and their directors. Under the Sarbanes-Oxley Act, management and the Bancorp’s independent registered public accounting firm are required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2019. These assessments are included in Part II — Item 9A — “Controls and Procedures.”

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

The scope, content and application of the U.S. banking regulators’ policies on incentive compensation continue to evolve. Depending upon the outcome of the rule making process, the application of any final compensation-related regulations to us could require us to revise our compensation strategy, increase our administrative costs and adversely affect our ability to recruit and retain qualified employees.

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

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”) was signed into law. The Tax Reform Act included a number of provisions that impact us, including the following:

o

Tax Rate. The Tax Reform Act replaces the corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% tax rate for 2018. Although the reduced tax rate generally should be favorable to us by resulting in lower tax expense in future periods, it decreased the value of our existing deferred tax assets as of December 31, 2017.

o

FDIC Insurance Premiums. The Tax Reform Act prohibits taxpayers with consolidated assets over $50 billion from deducting any FDIC insurance premiums and prohibits taxpayers with consolidated assets between $10 and $50 billion from deducting the portion of their FDIC premiums equal to the ratio, expressed as a percentage, that (i) the taxpayer’s total consolidated assets over $10 billion, as of the close of the taxable year, bears to (ii) $40 billion.

o

Employee Compensation. A “publicly held company” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Reform Act eliminates certain exceptions to the $1 million limit applicable under prior law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals. As a result, our ability to deduct certain compensation paid to our most highly compensated employees is limited.

o

Business Asset Expensing. The Tax Reform Act allows taxpayers immediately to expense the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).

o

Limitations on Deductions. The Tax Reform Act limits deductions for state and local taxes, including property taxes, to $10,000 per household, and limits mortgage interest deduction to mortgages of $750,000 or less. Such limitations may reduce housing demand and prices, particularly in California and other high-tax, high-cost metro areas, which may reduce the demand for our residential mortgage loans and adversely affect our business and financial condition.

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

Item 1A. Risk Factors.

Ownership of our common stock involves certain risks. The risks and uncertainties described below are not the only ones we face. Understanding these risks is important to understanding any statement in this Annual Report. You should carefully read and consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Annual Report. Further, to the extent that any of the information in this report, or in other reports we file with the SEC, constitutes forward-looking statements, the risk factors below are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See "Forward-Looking Statements." The risks described below are not the only ones facing our business. Additional risks that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This Annual Report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.

Risks Relating to Our Business and Operating Environment

Unfavorable or uncertain economic and market conditions can adversely affect our industry and business.

Our financial performance generally, and the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of the collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for the products and services we offer. In recent years there has been gradual improvement in the U.S. economy as evidenced by a rebound in the housing market, lower unemployment, increase consumer demand and higher equities markets. However, economic growth and business spending appear to be slowing, financial market volatility has increased, and opinions vary on whether the U.S. economy can continue to keep growing after more than a decade of growth and recovery following the Great Recession. Uncertainties also have arisen as a result of increased tariffs and other changes to U.S. trade policies and reactions to such changes by China and other U.S. trading partners as further discussed below, as well as impact from the recent coronavirus outbreak originating in Wuhan, China. In addition, economic growth in international markets also appears to be slowing, particularly in China and Europe, which also may impact the economy and financial markets here in the United States. While we have no banking operations in Europe, the impact of Great Britain’s exit from the Europe Union on British and European businesses, financial markets, and related businesses in the United States could also adversely affect financial markets generally. Our business also could be adversely affected directly by the default of another institution or if the financial services industry experiences significant market-wide liquidity and credit problems.

Factors related to inflation, recession, unemployment, volatile interest rates, changes in tariffs and trade policies, international conflicts, real estate values, energy prices, state and local municipal budget deficits, consumer confidence level, government spending and any government shutdowns, the U.S. national debt, natural disasters, geopolitical events, public health crises (such as the recent coronavirus outbreak) and other factors outside of our control also may assert economic pressures on consumers and businesses and adversely affect our business, financial condition, results of operations and stock price.

We may face the following risks, among others, in connection with these events:

●

Unfavorable market conditions triggered by any of these events (such as, for example, the recent coronavirus outbreak) can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio.

●

Economic pressure on consumers and uncertainty regarding continuing economic improvement resulting from any of these events (including, but not limited to, the recent coronavirus outbreak) may result in changes in consumer and business spending, borrowing and saving habits. Such conditions could have a material adverse effect on the credit quality of our loans or our business, financial condition or results of operations.

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

●

There have been changes and discussions with respect to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact ours and/or our customers' costs, demand for our customers' products, and/or the U.S. economy or certain sectors thereof and, thus, adversely impact our business, financial condition and results of operations.

Economic conditions in California and the other markets in which we operate may adversely affect our business.

Our banking operations are concentrated primarily in California, and secondarily in New York, Washington, Illinois, Texas, Maryland, Massachusetts, Nevada, New Jersey, and Hong Kong. The economic conditions in these local markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole. Adverse economic conditions in these regions in particular could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, decrease demand for our loans and other services and erode the value of loan collateral. These conditions include the effects of the general decline in real estate sales and prices in many markets across the United States; declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters, pandemics and health crises (such as the recent coronavirus outbreak), and geopolitical events; state or local government insolvency or budget disputes; changes in taxes, tariffs, trade policies and other government regulations and polices; or a combination of these or other factors. These conditions could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us, if at all, and could also cause a decline in demand for our products and services, or a lack of growth or a decrease in deposits, any of which may cause us to incur losses, adversely affect our capital, and hurt our business.

We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.

At December 31, 2019, our allowance for loan losses totaled $123.2 million and we had net recoveries of $7.8 million for 2019. Although economic conditions in the real estate market in portions of Los Angeles, San Diego, Riverside, and San Bernardino counties and the Central Valley of California where many of our commercial real estate and construction loan customers are based, have continue to improve, the economic recovery in these areas of California is uneven and in some areas rather slow, with relatively high and persistent unemployment, and economic growth appears to have slowed. Moreover, rising interest rates may adversely affect real estate sales and the refinancing of existing real estate loans. As of December 31, 2019, we had approximately $7.9 billion in commercial real estate and construction loans. Any deterioration in the real estate market generally and in the commercial real estate and residential building segments in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income, and capital. In addition, a recent change in accounting standards will result in a significant change in how we recognize credit losses as further disclosed in the risk factor below entitled, “Our financial results could be adversely affected by changes in accounting standards or tax laws and regulations.”

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

Reforms to and uncertainty regarding LIBOR may adversely affect our business.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. While Intercontinental Exchange Inc., the company that administers LIBOR plans to continue publishing LIBOR, liquidity in the interbank markets that those LIBOR estimates are based upon has been declining. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. In April 2018, the Federal Reserve Bank of New York in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced the replacement of U.S. LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the SOFR. The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. The uncertainty as to the nature and effect of such reforms and actions and the political discontinuance of LIBOR may adversely affect the value of and return on our financial assets and liabilities that are based on or are linked to LIBOR, our results of operations or financial condition. In addition, these reforms may also require extensive changes to the contracts that govern these LIBOR based products, as well as our systems and processes.

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

Competition for qualified employees and personnel in the banking industry is intense and we believe there are a limited number of qualified persons with knowledge of, and experience in, the communities that we serve. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, customer service, administrative, marketing, and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives and certain other employees, including, but not limited to, our Executive Chairman of the Board, Dunson K. Cheng, our Chief Executive Officer, Pin Tai, and our Chief Financial Officer, Heng W. Chen.

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

Natural disasters, geopolitical events, public health crises and other catastrophic events beyond our control could adversely affect us.

Natural disasters such as earthquakes, landslides, wildfires, extreme weather conditions, hurricanes, floods, and other acts of nature, geopolitical events such as those involving civil unrest, changes in government regimes, terrorism or military conflict, and pandemics and other public health crises, such as the recent outbreaks of novel coronavirus originating in Wuhan, China, and other catastrophic events could adversely affect our business operations and those of our customers, counterparties and service providers, and cause substantial damage and loss to real and personal property. Natural disasters, geopolitical events, public health crises and other catastrophic events, or concerns about the occurrence of any such events, could impair our borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, erode the value of loan collateral, result in an increase in the amount of our non-performing loans and a higher level of non-performing assets (including real estate owned), net charge-offs, and provision for loan losses, lead to other operational difficulties and impair our ability to manage our business, which could materially and adversely affect our business, financial condition, results of operations and the value of our common stock. We also could be adversely affected if our key personnel or a significant number of our employees were to become unavailable due to a public health crisis (such as an outbreak of a contagious disease), natural disaster, war, act of terrorism, accident, or other reason. Natural disasters, geopolitical events, public health crises and other catastrophic events could also negatively affect our customers, counterparties and service providers, as well as result in disruptions in general economic activity and the financial and real estate markets.

Adverse conditions in Asia and elsewhere could adversely affect our business.

A substantial number of our customers have economic and cultural ties to Asia and, as a result, we are likely to feel the effects of adverse economic and political conditions in Asia, including the effects of rising inflation or slowing growth and volatility in the real estate and stock markets in China and other regions. Additionally, we maintain a branch in Hong Kong. U.S. and global economic and trade policies, military tensions, and unfavorable global economic conditions may adversely impact the Asian economies. In addition, pandemics and other public health crises, including the occurrence of a contagious disease or illness, such as the recent coronavirus outbreak, or concerns over the possibility of such crises could create economic, market and financial disruptions in the region. For example, the ongoing coronavirus outbreak emanating from China at the beginning of 2020 has resulted in massive city-wide quarantines in China, extended shutdown of businesses in the region and increased travel restrictions.

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

The financial services market, including banking services, is continuing to undergo rapid changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and may enable us to reduce costs. Our future success may depend, in part, on our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations. As we continue to offer Internet banking and other online and mobile services to our customers, and continue to expand our existing conventional banking services, we will need to adapt our information technology systems to handle these changes in a way that meets constantly changing industry and regulatory standards. This can be very expensive and may require significant capital expenditures. In addition, our success will depend on, among other things, our ability to provide secure and reliable services, anticipate changes in technology, and efficiently develop and introduce services that are accepted by our customers and cost effective for us to provide. Some of our competitors have substantially greater resources to invest in technological improvements than we currently have. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations, may be adversely affected.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act of 1999 which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

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

From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC will change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, from time to time, federal and state taxing authorities will change the tax laws and regulations, and their interpretations. These changes and their effects can be difficult to predict and can materially and adversely impact how we record and report our financial condition and results of operations.

For example, the FASB recently issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations. This accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” replaces the incurred loss impairment methodology in accounting principles generally accepted in the United States of America (“GAAP”) with a methodology that reflects lifetime expected credit losses (“CECL”) and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard goes into effect for us beginning with the January 1, 2020 fiscal year. We are continuing to evaluate the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. Under the final interagency rule released on December, 21, 2018, banking organizations that experience a reduction in retained earnings due to the adoption of CECL at the beginning of the fiscal year in which it is adopted may elect to phase in the regulatory capital impact of adopting CECL over a three-year transition period. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

In addition, changes to tax law could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance.

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

Risks Related to Ownership of Our Common Stock

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

The Company has not received written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued not less than 180 days before the end of its 2019 fiscal year and that remain unresolved.

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

The other branch and representative offices and other properties are leased by the Bank under leases with expiration dates ranging from June 2020 to November 2026, exclusive of renewal options. As of December 31, 2019, the Bank’s investment in premises and equipment totaled $104.2 million, net of accumulated depreciation. See Note 6 and Note 13 to the Consolidated Financial Statements.

Item 3.	Legal Proceedings.

See the information under section entitled “Legal Proceedings” in Note 12 to the Consolidated Financial Statements. That information is incorporated into this item by reference.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Bancorp’s common stock is listed on the NASDAQ Global Select Market under the symbol “CATY.” As of February 14, 2020, Bancorp had outstanding approximately 79,648,638 shares of common stock with approximately 1,354 holders of record. For information on Bancorp’s dividend policy and the statutory and regulatory limitations on the ability of Bancorp to pay dividends to its shareholders and on the Bank to pay dividends to Bancorp, see “Item 1. Business-Regulation and Supervision — Dividends” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources – Dividend Policy.”.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 in this report.

Performance Graph

The graph and accompanying information furnished below shows the cumulative total stockholder return over the past five years assuming the investment of $100 on December 31, 2014 (and the reinvestment of dividends thereafter) in each of our common stock, the SNL Western Bank Index and the S&P 500 Index. The SNL Western Bank Index is a market-weighted index comprised of publicly traded banks and bank holding companies (including the Company) most of which are based in California and the remainder of which are based in eight other western states, including Oregon, Washington, and Nevada. We will furnish, without charge, on the written request of any person who is a stockholder of record as of the record date for the 2020 annual meeting of stockholders, a list of the companies included in the SNL Western Bank Index. Requests for this information should be addressed to Lisa L. Kim, Secretary, Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012.

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

		Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Cathay General Bancorp	100.00	124.71	155.06	175.87	143.37	168.48
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
SNL Western Bank Index	100.00	103.61	114.87	128.07	101.40	123.66

Source: S&P Global Market Intelligence © 2020

Unregistered Sales of Equity Securities

There were no sales of any equity securities by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

On October 26, 2018, the Board of Directors approved a stock repurchase program to buy back up to $45.0 million of Bancorp’s common stock. In 2018, the Company repurchased 913,400 shares for approximately $35.1 million at an average cost of $38.43 per share under the October 2018 repurchase program. In May 2019, the Company completed the October 2018 stock repurchase program with the repurchase of 1,182,060 shares in total for approximately $45.0 million at an average cost of $38.07 per share of Bancorp’s common stock.

On May 7, 2019, the Board of Directors announced the approval of a new stock repurchase program to buy back up to $50.0 million of Bancorp’s common stock. In 2019, the Company repurchased 741,934 shares for approximately $26.4 million at an average cost of $35.59 per share under the May 2019 repurchase program. As of December 31, 2019, the Company may repurchase up to $23.6 million of Bancorp’s common stock under the May 2019 repurchase program.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(October 1, 2019 - October 31, 2019)	0	$0	0	$23,593,308
(November 1, 2019 - November 30, 2019)	0	$0	0	$23,593,308
(December 1, 2019 - December 31, 2019)	0	$0	0	$23,593,308
Total	0	$0	0	$23,593,308

Item 6.	Selected Financial Data.

The following table presents our selected historical consolidated financial data at or for each of the years presented and is derived in part from our audited Consolidated Financial Statements. The selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein and with Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Financial Data

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except share and per share data)
Income Statement
Interest income	$769,267	$687,955	$576,151	$499,070	$453,706
Interest expense	194,361	122,056	80,442	81,200	73,964
Net interest income before reversal for credit losses	574,906	565,899	495,709	417,870	379,742
Reversal for credit losses	(7,000)	(4,500)	(2,500)	(15,650)	(11,400)
Net interest income after reversal for credit losses	581,906	570,399	498,209	433,520	391,142

Net gains/(losses) from equity securities, net	5,736	(2,787)	—	—	—
Securities gains/(losses)	211	22	1,006	4,898	(3,349)
Other non-interest income	38,804	34,472	35,291	28,472	36,023
Non-interest expense	277,288	264,419	236,199	224,690	202,720

Income before income tax expense	349,369	337,687	298,307	242,200	221,096
Income tax expense	70,234	65,802	122,265	67,101	59,987
Net income attributable to common stockholders	$279,135	$271,885	$176,042	$175,099	$161,109
Net income attributable to common stockholders per common share
Basic	$3.49	$3.35	$2.19	$2.21	$2.00
Diluted	$3.48	$3.33	$2.17	$2.19	$1.98
Cash dividends paid per common share	$1.24	$1.03	$0.87	$0.75	$0.56
Weighted-average common shares
Basic	79,999,703	81,131,269	80,262,782	79,153,762	80,563,577
Diluted	80,247,893	81,607,346	81,004,550	79,929,262	81,294,796

Statement of Condition
Investment securities	$1,451,842	$1,242,509	$1,333,626	$1,314,345	$1,586,352
Net loans (1)	14,951,631	13,871,832	12,743,766	11,077,315	10,016,227
Total assets	18,094,144	16,784,737	15,640,186	14,520,769	13,254,126
Deposits	14,692,308	13,702,340	12,689,893	11,674,726	10,509,087
Federal funds purchased and securities sold under agreements to repurchase	—	—	100,000	350,000	400,000
Advances from the Federal Home Loan Bank	670,000	530,000	430,000	350,000	275,000
Long-term debt	119,136	189,448	194,136	119,136	119,136
Total equity	2,294,283	2,121,866	1,973,304	1,828,539	1,747,778

Common Stock Data
Shares of common stock outstanding	79,729,419	80,501,948	80,893,379	79,610,277	80,806,116
Book value per common share	$28.78	$26.36	$24.26	$22.80	$21.46

Profitability Ratios
Return on average assets	1.61%	1.70%	1.19%	1.31%	1.34%
Return on average stockholders' equity	12.63	13.18	9.10	9.88	9.52
Dividend payout ratio	35.51	30.69	39.70	33.85	28.11
Average equity to average assets ratio	12.75	12.89	13.14	13.29	14.04
Efficiency ratio	44.75	44.25	44.40	49.79	49.15

(1)	Net loans represent gross loans net of loans held for sale, loan participations sold, allowance for loan losses, and unamortized deferred loan fees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion is intended to provide information to facilitate the understanding and assessment of the consolidated financial condition and results of operations of the Bancorp and its subsidiaries. It should be read in conjunction with this Annual Report and the audited Consolidated Financial Statements and Notes appearing elsewhere in this Annual Report. The following discussion and analysis of our financial condition and results of operations contains forward-looking statements. These statements are based on current expectations and assumptions, which are subject to risks and uncertainties. See “Forward-Looking Statements”. Actual results could differ materially because of various factors, including but not limited to those discussed in “Risk Factors,” under Part I, Item 1A of this Annual Report.

The Bank offers a wide range of financial services. As of the filing date of this report, the Bank operates 25 branches in Southern California, 13 branches in Northern California, 10 branches in New York State, four branches in Washington State, three branches in Illinois, two branches in Texas, one branch in Maryland, Massachusetts, Nevada, and New Jersey, one branch in Hong Kong, and a representative office in Beijing, in Shanghai, and in Taipei. The Bank is a commercial bank, servicing primarily individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.

The financial information presented herein includes the accounts of the Bancorp, its subsidiaries, including the Bank, and the Bank’s consolidated subsidiaries. All material transactions between these entities are eliminated.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our Consolidated Financial Statements. Actual results may differ from these estimates under different assumptions or conditions.

Certain accounting policies that are fundamental to understanding our financial condition and results of operations involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors that are believed to be reasonable under the circumstances.

Management believes the following are critical accounting policies that require the most significant judgments and estimates used in the preparation of the Consolidated Financial Statements:

Allowance for Credit Losses

The determination of the amount of the provision for credit losses charged to operations reflects management’s current judgment about the credit quality of the loan portfolio and takes into consideration changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio and in the terms of loans, changes in the experience, ability, and depth of lending management, changes in the volume and severity of past due, non-accrual, and adversely classified or graded loans, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, the existence and effect of any concentrations of credit and the effect of competition, legal and regulatory requirements, and other factors. The nature of the process by which we determine the appropriate allowance for loan losses requires the exercise of considerable judgment. The allowance is increased by the provision for loan losses and decreased by charge-offs when management believes the collectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses in future periods.

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

Results of Operations

Overview

For the year ended December 31, 2019, we reported net income of $279.1 million, or $3.48 per diluted share, compared to net income of $271.9 million, or $3.33 per diluted share, in 2018, and net income of $176.0 million, or $2.17 per diluted share, in 2017. The $7.2 million increase in net income from 2018 to 2019 was primarily the result of increases in net interest income and other operating income, partially offset by increases in salaries and employee benefits. The return on average assets in 2019 was 1.61%, compared to 1.70% in 2018, and to 1.19% in 2017. The return on average stockholders’ equity was 12.63% in 2019, compared to 13.18% in 2018, and to 9.10% in 2017.

Highlights

●	Total loans increased for the year by $1.1 billion, or 7.9%, to $15.1 billion from $14.0 billion in 2018.

●	Total deposits increased for the year by $1.0 billion, or 7.3%, to $14.7 billion from $13.7 billion in 2018.

Net income available to common stockholders and key financial performance ratios are presented below for the three years indicated:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share data)
Net income	$279,135	$271,885	$176,042
Basic earnings per common share	$3.49	$3.35	$2.19
Diluted earnings per common share	$3.48	$3.33	$2.17
Return on average assets	1.61%	1.70%	1.19%
Return on average stockholders' equity	12.63%	13.18%	9.10%
Total average assets	$17,337,267	$16,004,319	$14,733,018
Total average equity	$2,209,642	$2,063,400	$1,935,298
Efficiency ratio	44.75%	44.25%	44.40%
Effective income tax rate	20.10%	19.49%	40.99%

Net Interest Income

Comparison of 2019 with 2018

Net interest income increased $9.0 million, or 1.6%, from $565.9 million in 2018 to $574.9 million in 2019. The increase in net interest income was due primarily to the increase in loan interest income, offset by increases in interest expense from time deposits and other interest-bearing deposits.

Average loans for 2019 were $14.5 billion, a $1.2 billion, or 9.0% increase from $13.3 billion in 2018. Compared with 2018, average residential mortgage loans increased $652.7 million, or 18.3%, average commercial mortgage loans increased $398.5 million, or 6.1%, average commercial loans increased $201.4 million, or 7.9%, and average real estate construction loans decreased $21.8 million, or 3.6%. Average investment securities were $1.4 billion in 2019, an increase of $97.9 million, or 7.3%, from 2018. Average interest bearing cash on deposits with financial institutions decreased $23.7 million, or 8.6%, to $253.3 million in 2019 from $277.0 million in 2018.

Average interest bearing deposits were $11.5 billion in 2019, an increase of $1.1 billion, or 10.6%, from $10.4 billion in 2018, primarily due to increases of $1.4 billion, or 23.7%, in time deposits, offset by decreases of $188.5 million, or 8.6%, in money market accounts, $98.6 million, or 7.1%, in interest bearing demand deposits, and $61.0 million, or 7.7%, in savings accounts.

Interest income increased $81.3 million, or 11.8%, from $688.0 million in 2018 to $769.3 million in 2019 primarily due to increases in the volume of loans:

●

Changes in volume: Average interest-earning assets increased $1.3 billion, or 8.7%, to $16.2 billion in 2019, compared with the average interest-earning assets of $14.9 billion in 2018. Average loans increased $1.2 billion and average investment securities increased $97.9 million in 2019 which contributed to the increase in interest income. Offsetting the above increases was a decrease of $23.7 million in interest bearing deposits with other financial institutions. The increase of $81.3 million in interest income resulted primarily from a $61.6 million increase in interest income from the loan volume increase and a $2.2 million increase in interest income from investment securities volume increase, offset by a $197 thousand decrease in interest income due to volume decrease from interest bearing deposits with other financial institutions.

●

Changes in rate: The average yield of interest-bearing assets increased to 4.74% in 2019 from 4.61% in 2018. Increase in rate on loans contributed $15.6 million to interest income, increase in rate on deposits with other financial institutions contributed $391 thousand to interest income, and increase in rate on investment securities contributed $2.3 million to interest income. The changes in rate contributed to interest income increase of $17.9 million.

●

Change in the mix of interest-earning assets: Average gross loans, which generally have a higher yield than other types of investments, comprised 89.4% of total average interest-earning assets in 2019, an increase from 89.0% in 2018. Average investment securities comprised 8.9% of total average interest-bearing assets in 2019, a decrease from 9.0% in 2018.

Interest expense increased by $72.3 million, or 59.2%, to $194.4 million in 2019, compared with $122.1 million in 2018, primarily due to increased cost from time deposits, other deposits, and FHLB advances offset by decreases in securities sold under agreements to repurchase. The overall increase in interest expense was primarily due to increases in both volume and rates in interest bearing deposits, rate increases in long term debts and volume and rate increases in other borrowings offset by decreases in both volume and rate on securities sold under agreements to repurchase and volume decreases in long term debt as discussed below:

●

Changes in volume: Average interest bearing deposits increased $1.1 billion, or 10.6%, and average FHLB advances and other borrowings increased $126.1 million, or 49.7%, offset by decreases in average long term debt of $29.1 million, or 15.0%, and decreases in average securities sold under agreements to repurchase of $49.6 million, or 100.0%. The changes in volume caused an increase in interest expense of $24.0 million.

●

Changes in rate: The average costs of interest-bearing deposits, FHLB advances and other borrowings, and long term debt increased to 1.55%, 2.21% and 4.76% in 2019 from 1.03%, 1.98%, and 4.49% in 2018, respectively. The changes in rate caused interest expense to increase by $48.3 million.

●

Change in the mix of interest-bearing liabilities: Average interest-bearing deposits of $11.5 billion increased to 95.5% of total interest-bearing liabilities in 2019 compared to 95.4% in 2018. Average FHLB advances and other borrowings of $379.8 million increased to 3.2% of total interest-bearing liabilities. Offsetting the increase, average securities sold under agreements to repurchase decreased to 0.0% of total interest-bearing liabilities in 2019 compared to 0.5% in 2018 and average long term debt of $165.0 million decreased to 1.4% of total interest-bearing liabilities in 2019 compared to 1.8% in 2018.

Net interest margin, defined as net interest income to average interest-earning assets, was 3.54% in 2019 compared to 3.79% in 2018.

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

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities in 2019, 2018 and 2017. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
			Average			Average			Average
	2019	Interest	Yield/	2018	Interest	Yield/	2017	Interest	Yield/
	Average	Income/	Rate	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	(1)(2)	Balance	Expense	(1)(2)	Balance	Expense	(1)(2)
	(Dollars in thousands)
Interest-Earning Assets:
Loans (1)	$14,510,678	$729,619	5.03	$13,280,665	$652,480	4.91	$11,937,683	$549,291	4.60
Investment securities	1,442,820	33,037	2.29	1,344,965	28,603	2.13	1,308,089	20,531	1.57
FHLB stock	17,266	1,207	6.99	18,540	1,663	8.97	23,209	1,798	7.75
Federal funds sold	-	-	-	-	-	-	9,499	110	1.16
Interest-bearing deposits	253,296	5,404	2.13	277,004	5,209	1.88	366,674	4,421	1.21
Total interest-earning assets	$16,224,060	$769,267	4.74	$14,921,174	$687,955	4.61	$13,645,154	$576,151	4.22
Non-interest earning assets:
Cash and due from banks	199,917			206,475			229,796
Other non-earning assets	1,039,098			1,002,957			977,939
Total non-interest earning assets	1,239,015			1,209,432			1,207,735
Less: Allowance for loan losses	(124,431)			(123,441)			(115,635)
Deferred loan fees	(1,377)			(2,846)			(4,236)
Total Assets	$17,337,267			$16,004,319			$14,733,018

Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,290,752	$2,371	0.18	$1,389,326	$2,718	0.20	$1,304,052	$2,242	0.17
Money market deposits	2,012,306	21,508	1.07	2,200,847	16,202	0.74	2,360,188	15,062	0.64
Savings deposits	731,027	1,432	0.20	791,982	1,583	0.20	834,973	1,772	0.21
Time deposits	7,459,800	152,791	2.05	6,031,061	86,368	1.43	4,947,052	46,768	0.95
Total interest-bearing deposits	11,493,885	178,102	1.55	10,413,216	106,871	1.03	9,446,265	65,844	0.70
Securities sold under agreements to repurchase	-	-	-	49,589	1,446	2.92	136,849	4,250	3.11
FHLB advances and other borrowings	379,816	8,412	2.21	253,714	5,016	1.98	256,423	4,252	1.66
Long-term debt	164,976	7,847	4.76	194,123	8,723	4.49	128,999	6,096	4.73
Total interest-bearing liabilities	12,038,677	194,361	1.61	10,910,642	122,056	1.12	9,968,536	80,442	0.81
Non-interest Bearing Liabilities:
Demand deposits	2,837,946			2,819,711			2,599,109
Other liabilities	251,002			210,566			230,075
Stockholders' equity	2,209,642			2,063,400			1,935,298
Total liabilities and stockholders' equity	$17,337,267			$16,004,319			$14,733,018

Net interest spread			3.13%			3.49%			3.41%
Net interest income		$574,906			$565,899			$495,709
Net interest margin			3.54%			3.79%			3.63%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.

Net Interest Income — Changes Due to Rate and Volume (1)

	2019 - 2018			2018 - 2017
	Increase/(Decrease) in			Increase/(Decrease) in
	Net Interest Income Due to:			Net Interest Income Due to:
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
	(In thousands)
Interest-Earning Assets
Deposits with other banks	$(197)	$391	$194	$(513)	$1,301	$788
Federal funds sold and securities purchased under agreements to resell	—	—	—	(55)	(55)	(110)
Investment securities	2,159	2,275	4,434	594	7,478	8,072
FHLB stock	(108)	(347)	(455)	(235)	100	(135)
Loans	61,561	15,579	77,140	64,408	38,781	103,189
Total increase in interest income	63,415	17,898	81,313	64,199	47,605	111,804

Interest-Bearing Liabilities
Interest-bearing demand deposits	(187)	(160)	(347)	153	323	476
Money market deposits	(321)	5,628	5,307	(358)	1,498	1,140
Savings deposits	(120)	(31)	(151)	(89)	(100)	(189)
Time deposits	23,586	42,837	66,423	11,823	27,777	39,600
Securities sold under agreements to repurchase	(723)	(723)	(1,446)	(2,559)	(246)	(2,805)
FHLB advances and other borrowings	2,734	661	3,395	(2)	767	765
Long-term debt	(997)	121	(876)	2,667	(40)	2,627
Total increase in interest expense	23,972	48,333	72,305	11,635	29,979	41,614

Change in net interest income	$39,443	$(30,435)	$9,008	$52,564	$17,626	$70,190

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for Credit Losses

The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance for loan losses and an allowance for off-balance sheet unfunded credit commitments that management believes to be sufficient to absorb credit losses inherent in the Bank’s loan portfolio and credit commitments. The Bank recorded a reversal of $7.0 million provision for credit losses in 2019 compared with a reversal of $4.5 million in 2018, and a reversal of $2.5 million in 2017. Net recoveries for 2019 were $7.8 million, or 0.05% of average loans, compared to net recoveries for 2018 of $3.6 million, or 0.03% of average loans, and net recoveries for 2017 of $6.8 million, or 0.06% of average loans.

Non-interest Income

Non-interest income increased $13.1 million, or 41.3%, to $44.8 million for 2019, from $31.7 million for 2018, compared to $36.3 million for 2017.  Non-interest income includes depository service fees, letters of credit commissions, securities gains (losses), gains (losses) from loan sales, gains from sale of premises and equipment, gains on acquisition, and other sources of fee income. These other fee-based services include wire transfer fees, safe deposit fees, fees on loan-related activities, fee income from our Wealth Management division, and foreign exchange fees.

Comparison of 2019 with 2018

The increase in non-interest income from 2018 to 2019 was primarily due to a $8.5 million increase in net gains from equity securities, and a $3.3 million increase in fees and commissions income from wealth management.

Comparison of 2018 with 2017

The decrease in non-interest income from 2017 to 2018 was primarily due to a decrease of $5.3 million in gain from our acquisition of SinoPac Bancorp in 2017 and a $2.8 million increase in net losses from equity securities, offset by a $2.8 million increase in fees and commissions income from wealth management.

Non-interest Expense

Non-interest expense includes expenses related to salaries and benefits of employees, occupancy expenses, marketing expenses, computer and equipment expenses, amortization of core deposit intangibles, amortization of investment is affordable housing and alternative energy partnerships, and other operating expenses.

Comparison of 2019 with 2018

Non-interest expense totaled $277.3 million in 2019 compared to $264.4 million in 2018. The increase of $12.9 million, or 4.9%, in non-interest expense in 2019 compared to 2018 was primarily due to a combination of the following:

●	Salaries and employee benefits increased $4.8 million, or 3.9%, due primarily to higher salaries and benefits and additional employee costs due in part to the hiring of additional personnel.
●	Provision for unfunded commitment expenses increased by $3.9 million.
●	OREO expenses increased $1.8 million.
●	FDIC and State assessments expenses increased $1.6 million.
●	Occupancy expenses increased $1.3 million, or 6.4%.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, increased to 44.75% in 2019 compared to 44.25% in 2018 due primarily to an increase in non-interest expense, offset in part by higher net interest income as explained above.

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

Income Tax Expense

Income tax expense was $70.2 million in 2019, compared to $65.8 million in 2018, and $122.3 million in 2017. The effective tax rate was 20.1% for 2019, 19.5% for 2018, and 41.0% for 2017. The enactment of the 2017 Tax Cuts and Jobs Act reduced the corporate tax rate to 21% for 2018 from 35% in 2017. The effective tax rate for 2019 includes alternative energy, low-income housing and other tax credits totaling $39.6 million. The effective tax rate for 2018 includes alternative energy, low-income housing and other tax credits totaling $34.5 million.

Our tax returns are open for audits by the Internal Revenue Service back to 2016 and by the California Franchise Tax Board back to 2015. The Company is currently under audit by the Internal Revenue Service for 2017. From time to time, there may be differences of opinion with respect to the tax treatment accorded transactions. When, and if, such differences occur, and the related tax effects become probable and estimable, such amounts will be recognized.

Financial Condition

Total assets were $18.1 billion at December 31, 2019, an increase of $1.3 billion, or 7.7%, from $16.8 billion at December 31, 2018, primarily due to an increase of $1.1 billion in gross loans, excluding loans held for sale, and an increase of $212.2 million in securities available for sale and equity securities.

Investment Securities

Investment securities were $1.5 billion and represented 8.0% of total assets at December 31, 2019, compared with $1.2 billion and 7.4% of total assets at December 31, 2018. The following table summarizes the carrying value of our portfolio of securities for each of the past two years:

	As of December 31,
	2019	2018
	(In thousands)

Securities Available-for-Sale:
U.S. treasury securities	$74,936	$124,751
U.S. government agency entities	90,796	5,871
U.S. government sponsored entities	224,443	388,362
Mortgage-backed securities	887,790	656,745
Collateralized mortgage obligations	552	977
Corporate debt securities	173,325	65,803
Total securities available-for-sale	$1,451,842	$1,242,509

Equity Securities
Mutual funds	6,277	6,094
Preferred stock of government sponsored entities	10,529	7,822
Other equity securities	11,199	11,182
Total equity securities	$28,005	$25,098

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

The temporarily impaired securities represented 34.0% of the fair value of investment securities as of December 31, 2019. Unrealized losses for securities with unrealized losses for less than twelve months represented 0.16%, and securities with unrealized losses for twelve months or longer represented 0.43%, of the historical cost of these securities as of December 31, 2019. Unrealized losses on these securities generally resulted from increases in interest rates or spreads subsequent to the date that these securities were purchased.

Total unrealized losses of $1.7 million at December 31, 2019, were primarily caused by increases in interest rates or the widening of credit and liquidity spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment.

At December 31, 2019, management believed the impairment was temporary and, accordingly, no impairment loss on debt securities has been recognized in our Consolidated Statements of Operations. The Company expects to recover the amortized cost basis of its debt securities and has no intent to sell and believes it is more likely than not that it will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of December 31, 2019, and December 31, 2018:

	As of December 31, 2019
	Temporarily Impaired Securities
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities Available-for-Sale
U.S. government agency entities	$48,829	$172	$3,570	$147	$52,399	$319
U.S. government sponsored entities	—	—	224,443	557	224,443	557
Mortgage-backed securities	43,719	36	120,801	788	164,520	824
Collateralized mortgage obligations	—	—	552	17	552	17
Corporate debt securities	51,791	23	—	—	51,791	23
Total securities available-for-sale	$144,339	$231	$349,366	$1,509	$493,705	$1,740

	As of December 31, 2018
	Temporarily Impaired Securities
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$124,751	$51	$—	$—	$124,751	$51
U.S. government agency entities	3,388	77	2,483	118	5,871	195
U.S. government sponsored entities	—	—	388,362	11,637	388,362	11,637
Mortgage-backed securities	48,528	502	507,701	14,587	556,229	15,089
Collateralized mortgage obligations	—	—	977	28	977	28
Total securities available-for-sale	$176,667	$630	$899,523	$26,370	$1,076,190	$27,000

The scheduled maturities and taxable-equivalent yields by security type are presented in the following table:

Securities Portfolio Maturity Distribution and Yield Analysis:

	As of December 31, 2019
		After One	After Five
	One Year	Year to	Years to	Over Ten
	or Less	Five Years	Ten Years	Years	Total
	(Dollars in thousands)
Maturity Distribution:

Securities Available-for-Sale:
U.S. treasury securities	$74,936	$—	$—	$—	$74,936
U.S. government agency entities	—	—	25,205	65,591	90,796
U.S. government sponsored entities	—	224,443	—	—	224,443
Mortgage-backed securities (1)	—	527	25,274	861,989	887,790
Collateralized mortgage obligations (1)	—	—	114	438	552
Corporate debt securities	93,958	79,367	—	—	173,325
Total securities available-for-sale	$168,894	304,337	50,593	928,018	1,451,842

Weighted-Average Yield:

Securities Available-for-Sale:
U.S. treasury securities	1.66%	0%	0%	0%	1.66%
U.S. government agency entities	—	—	2.15	2.09	2.10
U.S. government sponsored entities	—	1.67	—	—	1.67
Mortgage-backed securities (1)	—	2.08	2.26	2.46	2.46
Collateralized mortgage obligations (1)	—	—	1.97	3.36	3.07
Corporate debt securities	2.30	2.06	—	—	2.19
Total securities available-for-sale	2.02%	1.77%	2.20%	2.44%	2.24%

(1) Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.

Equity Securities

      The adoption of ASU 2016-01 resulted in approximately $8.6 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018. For the year ended December 31, 2019, the Company recognized a net gain of $5.7 million due to the increase in fair value of equity investments with readily determinable fair values. For the year ended December 31, 2018, the Company recognized a net loss of $2.8 million due to the decrease in fair value of equity investments with readily determinable fair values. Equity securities were $28.0 million as of December 31, 2019, compared to $25.1 million as of December 31, 2018.

Loans

Loans represented 89.4% of average interest-earning assets during 2019, compared with 89.0% during 2018. Gross loans, excluding loans held for sale, increased by $1.1 billion, or 7.9%, to $15.1 billion at December 31, 2019, compared with $14.0 billion at December 31, 2018. The increase in gross loans was primarily attributable to the following:

•

Commercial mortgage loans increased $551.1 million, or 8.2%, to $7.3 billion at December 31, 2019, compared to $6.7 billion at December 31, 2018. Total commercial mortgage loans accounted for 48.3% of gross loans at December 31, 2019, compared to 48.0% at December 31, 2018. Commercial mortgage loans consist primarily of commercial retail properties, shopping centers, owner-occupied industrial facilities, office buildings, multiple-unit apartments, hotels, and multi-tenanted industrial properties, and are typically secured by first deeds of trust on such commercial properties.

•

Total residential mortgage loans increased by $394.7 million, or 10.7%, to $4.1 billion at December 31, 2019, compared to $3.7 billion at December 31, 2018, primarily due to the low level of interest rates, the originations of mortgages to non-US residents secured by residential real estate in the United States, loan promotion, and loan purchase.

•

Commercial loans increased $36.8 million, or 1.3%, to $2.8 billion at December 31, 2019, compared to $2.7 billion at December 31, 2018. Commercial loans consist primarily of short-term loans (typically with a maturity of one year or less) to support general business purposes, or to provide working capital to businesses in the form of lines of credit, trade-finance loans, loans for commercial purposes secured by cash, and SBA loans.

•	Real estate construction loans decreased $1.6 million, or 0.3%, to $579.9 million at December 31, 2019, compared to $581.5 million at December 31, 2018.

Our lending relates predominantly to activities in the states of California, New York, Texas, Washington, Massachusetts, Illinois, New Jersey, Maryland, and Nevada. We also lend to domestic clients who are engaged in international trade. Loans outstanding in our branch in Hong Kong were $305.3 million as of December 31, 2019, compared to $285.6 million as of December 31, 2018.

The classification of loans by type and amount outstanding as of December 31 for each of the past five years is presented below:

	Loan Type and Mix

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Commercial loans	$2,778,744	$2,741,965	$2,461,266	$2,248,187	$2,316,863
Residential mortgage loans and equity lines	4,436,561	3,943,820	3,242,354	2,615,759	2,101,335
Commercial mortgage loans	7,275,262	6,724,200	6,482,695	5,785,248	5,301,218
Real estate construction loans	579,864	581,454	678,805	548,088	441,543
Installment and other loans	5,050	4,349	5,170	3,993	2,493
Gross loans	15,075,481	13,995,788	12,870,290	11,201,275	10,163,452

Less:
Allowance for loan losses	(123,224)	(122,391)	(123,279)	(118,966)	(138,963)
Unamortized deferred loan fees	(626)	(1,565)	(3,245)	(4,994)	(8,262)
Total loans and leases, net	$14,951,631	$13,871,832	$12,743,766	$11,077,315	$10,016,227
Loans held for sale	$—	$—	$8,000	$7,500	$6,676

The loan maturities in the table below are based on contractual maturities as of December 31, 2019. As is customary in the banking industry, loans that meet underwriting criteria can be renewed by mutual agreement between us and the borrower. Because we are unable to estimate the extent to which our borrowers will renew their loans, the table is based on contractual maturities. As a result, the data shown below should not be viewed as an indication of future cash flows.

Contractual Maturity of Loan Portfolio
As of December 31, 2019

	Within One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial loans
Floating rate	$1,993,206	$510,093	$130,446	$2,633,745
Fixed rate	101,001	22,981	21,017	144,999
Residential mortgage loans and equity lines
Floating rate	86	309	2,867,454	2,867,849
Fixed rate	5,599	7,142	1,555,971	1,568,712
Commercial mortgage loans
Floating rate	469,290	983,743	3,514,694	4,967,727
Fixed rate	218,269	1,599,484	489,782	2,307,535
Real estate construction loans
Floating rate	451,846	115,039	—	566,885
Fixed rate	7,065	5,914	—	12,979
Installment and other loans
Floating rate	5,050	—	—	5,050
Fixed rate	—	—	—	—
Total Loans	$3,251,412	$3,244,705	$8,579,364	$15,075,481
Floating rate	$2,919,478	$1,609,184	$6,512,594	$11,041,256
Fixed rate	331,934	1,635,521	2,066,770	4,034,225
Total Loans	3,251,412	3,244,705	8,579,364	15,075,481
Allowance for loan losses				(123,224)
Unamortized deferred loan fees				(626)
Net loans				$14,951,631

Deposits

The Bank primarily uses customer deposits to fund its operations, and to a lesser extent borrowings in the form of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and other borrowings. The Bank’s deposits are generally obtained from the Bank’s geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Although the vast majority of the Bank’s deposits are retail in nature, the Bank does engage in certain wholesale activities, primarily accepting deposits generated by brokers or Internet listing services. The Bank considers wholesale deposits to be an alternative borrowing source rather than a customer relationship and, as such, their levels are determined by management’s decisions as to the most economic funding sources. Brokered-deposits totaled $1.3 billion, or 9.1%, of total deposits, at December 31, 2019, compared to $902.1 million, or 6.6%, at December 31, 2018.

The Bank’s total deposits increased $1.0 billion, or 7.3%, to $14.7 billion at December 31, 2019, from $13.7 billion at December 31, 2018, primarily due to a $730.0 million, or 10.9%, increase in time deposits, a $233.4 million, or 11.5%, increase in money market deposits, a $20.2 million, or 2.7%, increase in savings deposits, a $14.0 million, or 0.5%, increase in non-interest bearing demand deposits offset by a $7.6 million, or 0.6% decrease in NOW deposits. The following table displays the deposit mix balances as of the end of the past three years:

	Deposit Mix

	Year Ended December 31,
	2019		2018		2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)

Demand deposits	$2,871,444	19.5%	$2,857,443	20.8%	$2,783,127	21.9%
NOW deposits	1,358,152	9.2	1,365,763	10.0	1,410,519	11.1
Money market deposits	2,260,764	15.4	2,027,404	14.8	2,248,271	17.7
Savings deposits	758,903	5.2	738,656	5.4	857,199	6.8
Time deposits	7,443,045	50.7	6,713,074	49.0	5,390,777	42.5
Total	$14,692,308	100%	$13,702,340	100%	$12,689,893	100%

Average total deposits increased $1.1 billion, or 8.3%, to $14.3 billion in 2019, compared with average total deposits of $13.2 billion in 2018.

The following table displays average deposits and rates for the past five years:

	Average Deposits and Average Rates

	Year Ended December 31,
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Demand deposits	$2,837,947	—%	$2,819,711	—%	$2,599,109	—%	$2,199,274	—%	$1,781,981	—%
NOW deposits	1,290,752	0.18	1,389,326	0.20	1,304,052	0.17	1,046,046	0.17	860,513	0.16
Money market deposits	2,012,306	1.07	2,200,847	0.74	2,360,188	0.64	2,059,823	0.65	1,677,065	0.60
Savings deposits	731,027	0.20	791,982	0.20	834,973	0.21	636,422	0.16	590,987	0.15
Time deposits	7,459,800	2.05	6,031,061	1.43	4,947,052	0.95	4,810,746	0.90	4,673,862	0.84
Total	$14,331,832	1.24%	$13,232,927	0.81%	$12,045,374	0.55%	$10,752,311	0.55%	$9,584,408	0.54%

Management considers the Bank’s time deposits of $250,000 or more, which totaled $3.3 billion at December 31, 2019, to be generally less volatile than other wholesale funding sources primarily because approximately 82.3% of the Bank’s CDs of $250,000 or more have been on deposit with the Bank for two years or more.  Management monitors the CDs of $250,000 or more portfolio to help identify any changes in the deposit behavior in the market and of the Bank’s customers.

Approximately 90.7% of the Bank’s CDs mature within one year as of December 31, 2019. The following tables display time deposits by maturity:

	Time Deposits by Maturity

	At December 31, 2019
	Time Deposits - under $100,000	Time Deposits - $100,000 and over	Total Time Deposits
	(Dollars in thousands)
Less than three months	$805,789	$1,954,122	$2,759,911
Three to six months	429,139	796,588	1,225,727
Six to twelve months	576,628	2,187,814	2,764,442
Over one year	178,030	514,935	692,965
Total	$1,989,586	$5,453,459	$7,443,045

Percent of total deposits	13.6%	37.1%	50.7%

The following table displays time deposits with a remaining term of more than one year at December 31, 2019:

Maturities of Time Deposits with a Remaining Term
of More Than One Year for Each
of the Five Years Following December 31, 2019

(In thousands)
2021	$635,144
2022	20,323
2023	37,430
2024	56
2025	12

Borrowings

Borrowings include securities sold under agreements to repurchase, Federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	2019	2018	2017
	(Dollars in thousands)

Average amount outstanding during the year (1)	$—	$49,589	$136,849
Maximum amount outstanding at month-end (2)	—	100,000	150,000
Balance, December 31	—	—	100,000
Rate, December 31	—%	—%	2.86%
Weighted average interest rate for the year	—%	—%	3.11%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were January 2018, and January 2017.

The Company had $25.7 million of short-term borrowings outstanding as of December 31, 2019. This funding was entered into by the Company's Hong Kong office, and will mature in 2020. As of December 31, 2019, short-term borrowings had a weighted average interest rate of 2.69%.

As of December 31, 2019, over-night borrowings from the FHLB were $450.0 million at a rate of 1.66% compared to $200.0 million at a rate of 2.56% at December 31, 2018. As of December 31, 2019, the advances from the FHLB were $220 million at a weighted average rate of 2.26% compared to $330 million at a weighted average rate of 2.42% as of December 31, 2018. As of December 31, 2019, final maturity for the FHLB advances is $75 million in May 2021, $50 million in June 2021, $75 million in July 2021, and $20 million in May 2023.

In connection with the Company’s acquisition of SinoPac Bancorp, the Company paid $100 million of the purchase price on November 14, 2017, 30 days after receipt of regulatory approval for the merger of FENB into Cathay Bank. The residual payable cash balance has a floating rate of three-month LIBOR rate plus 150 basis points. As of December 31, 2019, the outstanding payable balance of $7.0 million has an interest rate of 3.4%. The remaining balance plus accrued interest are due in July 2020.

Long-term Debt

On October 12, 2017, the Bank entered into a term loan agreement of $75.0 million with U.S. Bank. The principal amount outstanding as of December 31, 2018 was $70.3 million. The loan had a floating rate of one-month LIBOR plus 175 basis points. As of December 31, 2018, the term loan had an interest rate of 4.125%. The principal amount of the long-term debt from U.S. Bank is due and payable in consecutive quarterly installments in the amount of $4.7 million each on the last day of each calendar quarter commencing December 31, 2018, with the final installment due and payable on October 12, 2020. The U.S. Bank loan proceeds were used to fund our acquisition of SinoPac Bancorp. In November 2019, the Bank prepaid in full its term loan with U.S. Bank at par.

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

At December 31, 2019, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 4.09%, compared to $119.1 million with a weighted average rate of 4.96% at December 31, 2018. The Junior Subordinated Notes have a stated maturity term of 30 years and qualify as Total Capital for these periods.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes our contractual obligations and commitments to make future payments as of December 31, 2019. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payment Due by Period
	As of December 31, 2019
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)

Contractual obligations:
Short-term borrowings	$25,683	$—	$—	$—	$25,683
Advances from the Federal Home Loan Bank	450,000	220,000	—	—	670,000
Other borrowings	7,031	—	—	29,022	36,053
Long-term debt	—	—	—	119,136	119,136
Operating leases	8,764	14,694	9,566	6,199	39,223
Deposits with stated maturity dates	6,750,080	655,467	37,486	12	7,443,045
Total contractual obligations and other commitments	$7,241,558	$890,161	$47,052	$154,369	$8,333,140

Other commitments:
Commitments to extend credit	1,289,818	977,753	252,417	557,093	3,077,081
Standby letters of credit	132,295	121,966	1,469	26,622	282,352
Commercial letters of credit	22,209	—	—	—	22,209
Bill of lading guarantees	319	—	—	—	319
Total contractual obligations and other commitments	$1,444,641	$1,099,719	$253,886	$583,715	$3,381,961

In the normal course of business, we enter into various transactions, which, in accordance with U.S. generally accepted accounting principles, are not included in the Consolidated Balance Sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets.

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

Capital Resources

Stockholders’ Equity

Total equity was $2.3 billion at December 31, 2019, an increase of $172.4 million, or 8.1%, from $2.1 billion at December 31, 2018, primarily due to net income of $279.1 million, proceeds from dividend reinvestment of $3.4 million, stock based compensation of $6.6 million, and other comprehensive income of $20.3 million, offset by shares withheld related to net share settlement of RSUs of $2.3 million, purchase of treasury stock of $36.3 million, and common stock cash dividends of $99.1 million. The Company paid cash dividends of $1.24 per common share in 2019, $1.03 per common share in 2018, and $0.87 per common share in 2017.

On October 26, 2018, the Board of Directors approved a stock repurchase program to buy back up to $45.0 million of Bancorp’s common stock. In 2018, the Company repurchased 913,400 shares for $35.1 million, or $38.43 average cost per share under the October 2018 repurchase program. In May 2019, the Company completed the October 2018 stock repurchase program with the repurchase of 1,182,060 shares in total for approximately $45.0 million at an average cost of $38.07 per share of the Company’s common stock.

On May 7, 2019, the Board of Directors announced the approval of a new stock repurchase program to buy back up to $50.0 million of Bancorp’s common stock. In 2019, the Company repurchased 741,934 shares for $26.4 million, or $35.59 average cost per share under the May 2019 repurchase program. As of December 31, 2019, the Company may repurchase up to $23.6 million of its common stock under the May 2019 repurchase program.

Capital Adequacy

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements. The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At December 31, 2019, the Company’s Tier 1 risk-based capital ratio of 12.51%, total risk-based capital ratio of 14.11%, and Tier 1 leverage capital ratio of 10.83%, calculated under the new Basel III capital rules that became effective January 1, 2015, continue to place the Company in the “well capitalized” category for regulatory purposes, which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%. At December 31, 2018, the Company’s Tier 1 risk-based capital ratio was 12.43%, total risk-based capital ratio was 14.15%, and Tier 1 leverage capital ratio was 10.83%.

A table displaying the Bancorp’s and the Bank’s capital and leverage ratios at December 31, 2019, and 2018, is included in Note 22 to the Consolidated Financial Statements.

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

Substantially all of the revenues of the Company available for payment of dividends derive from amounts paid to it by the Bank. The Bank paid dividends to the Bancorp totaling $239.0 million during 2019, $127.8 million during 2018, and $208.2 million during 2017. In October 2017, Far East National Bank paid a dividend of $57.0 million to the Bancorp.

The Federal Reserve Board issued Federal Reserve Supervision and Regulation Letter SR-09-4 that states that bank holding companies are expected to inform and consult with the Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid.

Under California State banking law, the Bank may not without regulatory approval pay a cash dividend which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2019, was restricted to approximately $166.3 million. For additional information on statutory and regulatory limitations on the ability of Bancorp to pay dividends to its shareholders and on the Bank to pay dividends to Bancorp, see “Item 1. Business-Regulation and Supervision — Dividends.”

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

Management reviews the loan portfolio regularly to see to identify problem loans. During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of their loan agreements. Such loans are placed under closer supervision with consideration given to placing the loan on non-accrual status, the need for an additional allowance for loan losses, and (if appropriate) partial or full charge-off.

Total non-performing portfolio assets decreased $1.1 million, or 1.9%, to $57.2 million at December 31, 2019, compared to $58.3 million at December 31, 2018, primarily due to decreases of $2.4 million and $1.3 million in OREO and non-accrual loans, respectively, offset by a $2.6 million increase in accruing loans past due 90 days or more.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets decreased to 0.38% at December 31, 2019, from 0.42% at December 31, 2018. The non-performing portfolio loan, excluding loans held for sale, coverage ratio, defined as the allowance for credit losses to non-performing loans, excluding loans held for sale, decreased to 270.8% at December 31, 2019, from 273.4% at December 31, 2018. The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Accruing loans past due 90 days or more	$6,409	$3,773	$—	$—	$—
Non-accrual loans	40,523	41,815	48,787	49,682	52,130
Total non-performing loans	46,932	45,588	48,787	49,682	52,130
Real estate acquired in foreclosure and other assets	10,244	12,674	9,442	20,070	24,701
Total non-performing assets	$57,176	$58,262	$58,229	$69,752	$76,831

Accruing troubled debt restructurings (TDRs)	$35,336	$65,071	$68,565	$65,393	$81,680
Non-accrual TDRs (included in non-accrual loans)	$18,048	$24,189	$33,416	$29,722	$39,923
Non-accrual loans held for sale	$—	$—	$8,000	$7,500	$5,944
Non-performing assets as a percentage of gross loans and OREO at year-end	0.38%	0.42%	0.45%	0.62%	0.75%
Allowance for credit losses as a percentage of gross loans	0.84%	0.89%	0.99%	1.09%	1.38%
Allowance for credit losses as a percentage of non-performing loans	270.77%	273.41%	262.09%	245.94%	269.44%

The effect of non-accrual loans on interest income for the past five years is presented below:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Non-accrual Loans
Contractual interest due	$1,775	$1,618	$3,254	$1,573	$5,732
Interest recognized	85	66	86	95	119
Net interest foregone	$1,690	$1,552	$3,168	$1,478	$5,613

As of December 31, 2019, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

Non-accrual Loans

Total non-accrual portfolio loans, excluding loans held for sale, of $40.5 million at December 31, 2019, decreased $1.3 million, or 3.1%, from $41.8 million at December 31, 2018. The allowance for the collateral-dependent impaired loans is calculated by the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent impaired loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	December 31, 2019		December 31, 2018
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/Multi-family residence	$6,874	$9,475	$11,366	$8,016
Commercial real estate	14,268	1,603	11,452	—
Personal property (UCC)	—	8,303	192	10,789
Total	$21,142	$19,381	$23,010	$18,805

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

	December 31, 2019		December 31, 2018
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$14,305	$—	$9,826	$—
Wholesale/Retail	637	9,684	5,784	14,078
Import/Export	—	4,697	—	4,727
Other	6,200	5,000	7,400	—
Total	$21,142	$19,381	$23,010	$18,805

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

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

A summary of TDRs by type of loan and by accrual/non-accrual status as of the dates indicated is shown below:

	December 31, 2019
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$5,215	$—	$—	$5,215
Commercial mortgage loans	615	5,748	18,779	25,142
Residential mortgage loans	2,525	311	2,143	4,979
Total accruing TDRs	$8,355	$6,059	$20,922	$35,336

	December 31, 2019
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$16,692	$—	$—	$16,692
Residential mortgage loans	1,220	—	136	1,356
Total non-accrual TDRs	$17,912	$—	$136	$18,048

	December 31, 2018
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$18,135	$—	$—	$18,135
Commercial mortgage loans	14,022	7,420	19,418	40,860
Residential mortgage loans	3,353	327	2,396	6,076
Total accruing TDRs	$35,510	$7,747	$21,814	$65,071

	December 31, 2018
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$13,771	$—	$—	$13,771
Commercial mortgage loans	3,682	—	4,884	8,566
Residential mortgage loans	1,741	—	111	1,852
Total non-accrual TDRs	$19,194	$—	$4,995	$24,189

The activity within our TDR loans for 2019, 2018, and 2017 is shown below:

Accruing TDRs	2019	2018	2017
	(In thousands)
Beginning balance	$65,071	$68,565	$65,393
New restructurings	15,432	26,114	73,426
Restructured loans restored to accrual status	365	2,896	—
Charge-offs	(1,341)	—	—
Payments	(42,895)	(30,406)	(54,095)
Restructured loans placed on non-accrual	(1,296)	(2,098)	(13,919)
Expiration of loan concession	—	—	(2,240)
Ending balance	$35,336	$65,071	$68,565

Non-accrual TDRs	2019	2018	2017
	(In thousands)
Beginning balance	$24,189	$33,416	$29,722
New restructurings	10,547	3,015	4,009
Restructured loans placed on non-accrual	1,296	2,098	13,919
Charge-offs	(3,607)	(2,347)	(1,650)
Payments	(14,012)	(9,097)	(11,341)
Foreclosures	—	—	(1,243)
Restructured loans restored to accrual status	(365)	(2,896)	—
Ending balance	$18,048	$24,189	$33,416

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency of over 90 days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring. Those loans with a balance less than our defined selection criteria, generally when a loan amount is $500,000 or less, are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we generally measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we generally measure the impairment by using the loan’s observable market price or the fair value of the collateral. We generally obtain an appraisal as appropriate to determine the amount of impairment at the date that the loan becomes impaired. The appraisals are based on “as is” or bulk sale valuations. To help ensure that appraised values remain current, we generally obtain an updated appraisal every twelve months from qualified independent appraisers. If the fair value of the collateral is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs (which range between 3% to 6% of the fair value, depending on the size of impaired loan), is charged off against the allowance for loan losses. Non-accrual impaired loans are not returned to accruing status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due and are continued to be reviewed for impairment until they are no longer reported as TDRs.

We identified impaired loans with a recorded investment of $75.9 million at December 31, 2019, compared to $106.9 million at December 31, 2018. The average balance of impaired loans was $102.6 million in 2019 and $122.6 million in 2018. We considered all non-accrual loans to be impaired. Interest recognized on impaired loans totaled $2.1 million in 2019 and $3.2 million in 2018. As of December 31, 2019, $21.1 million, or 52.2%, of the $40.5 million of non-accrual portfolio loans, excluding loans held for sale, was secured by real estate. As of December 31, 2018, $23.0 million, or 55.0%, of the $41.8 million of non-accrual portfolio loans, excluding loans held for sale, was secured by real estate. The Bank seeks to obtain current appraisals or other available market price information to assist in evaluating potential loss exposure.

At December 31, 2019, $3.2 million of the $123.2 million allowance for loan losses was allocated for impaired loans and $120.0 million was allocated to the general allowance. At December 31, 2018, $3.8 million of the $122.4 million allowance for loan losses was allocated for impaired loans and $118.6 million was allocated to the general allowance. In 2019, net loan recoveries were $7.8 million, or 0.05%, of average loans, compared to net loan recoveries of $3.6 million, or 0.03%, of average loans in 2018.

The allowance for loan losses to non-performing loans, excluding loans held for sale, was 262.6% at December 31, 2019, compared to 268.5% at December 31, 2018. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	As of December 31, 2019			As of December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance
Commercial loans	$20,134	$15,857	$—	$32,015	$30,368	$—
Real estate construction loans	5,776	4,580	—	5,776	4,873	—
Commercial mortgage loans	9,234	9,030	—	34,129	24,409	—
Residential mortgage and equity lines	6,171	6,073	—	5,685	5,665	—
Subtotal	$41,315	$35,540	$—	$77,605	$65,315	$—
With allocated allowance
Commercial loans	$8,769	$8,739	$2,543	$6,653	$6,570	$1,837
Commercial mortgage loans	26,117	26,040	473	27,099	27,063	877
Residential mortgage and equity lines	6,740	5,540	220	8,934	7,938	1,088
Subtotal	$41,626	$40,319	$3,236	$42,686	$41,571	$3,802
Total impaired loans	$82,941	$75,859	$3,236	$120,291	$106,886	$3,802

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

As of December 31, 2019, construction loans of $550.0 million were disbursed with pre-established interest reserves of $73.4 million compared to $524.4 million of such loans disbursed with pre-established interest reserves of $65.2 million at December 31, 2018.  The balance for construction loans with interest reserves which have been renewed was $129.2 million with pre-established interest reserves of $4.7 million at December 31, 2019, compared to $88.8 million with pre-established interest reserves of $3.9 million at December 31, 2018.  Land loans of $45.5 million were disbursed with pre-established interest reserves of $1.9 million at December 31, 2019, compared to $24.1 million land loans disbursed with pre-established interest reserves of $770 thousand at December 31, 2018.  The balance for land loans with interest reserves which have been renewed was $1.7 million at December 31, 2019 with pre-established interest reserves of $2 thousand, compared to $5.6 million land loans with pre-established interest reserves of $71 thousand at December 31, 2018.

At December 31, 2019, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2019, $4.6 million of non-accrual non-residential construction loans had been originated with pre-established interest reserves.  At December 31, 2018, $4.9 million of non-accrual non-residential construction loans had been originated with pre-established interest reserves.  While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

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

The Federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution's total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 34% of total risk-based capital as of December 31, 2019, and 33% as of December 31, 2018. Total CRE loans represented 277% of total risk-based capital as of December 31, 2019, and 268% as of December 31, 2018, which were within the Bank’s internal limit of 400%, of total capital. See Part I — Item 1A — “Risk Factors” for a discussion of some of the factors that may affect us.

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

The allowance for loan losses was $123.2 million and the allowance for off-balance sheet unfunded credit commitments was $3.9 million at December 31, 2019, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $127.1 million at December 31, 2019, compared to $124.6 million at December 31, 2018, an increase of $2.5 million, or 2.0%. The allowance for credit losses represented 0.84% of period-end gross loans and 270.8% of non-performing loans at December 31, 2019. The comparable ratios were 0.89% of period-end gross loans and 273.4% of non-performing loans at December 31, 2018.

The following table sets forth the information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the past five years:

Allowance for Credit Losses

	Amount Outstanding as of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Allowance for loan losses
Balance at beginning of year	$122,391	$123,279	$118,966	$138,963	$161,420
Reversal for credit losses	(7,000)	(4,500)	(2,500)	(15,650)	(11,400)
Charge-offs :
Commercial loans	(6,997)	(629)	(3,313)	(12,955)	(16,426)
Real estate loans	—	(2,577)	(860)	(1,486)	(3,355)
Real estate land loans	—	—	—	(4,462)	(646)
Total charge-offs	(6,997)	(3,206)	(4,173)	(18,903)	(20,427)
Recoveries:
Commercial loans	4,155	1,875	3,402	4,144	4,619
Construction loans-residential	—	—	—	500	—
Construction loans-other	4,612	177	229	7,417	202
Real estate loans	6,063	4,766	7,336	1,542	4,283
Real estate land loans	—	—	—	953	266
Installment loans and other loans	—	—	19	—	—
Total recoveries	14,830	6,818	10,986	14,556	9,370
Balance at end of year	$123,224	$122,391	$123,279	$118,966	$138,963

Reserve for off-balance sheet credit commitments
Balance at beginning of year	$2,250	$4,588	$3,224	$1,494	$1,949
Provision/(Reversal) for credit losses	1,605	(2,338)	1,364	1,730	(455)
Balance at end of year	$3,855	$2,250	$4,588	$3,224	$1,494

Average loans outstanding during the year (1)	$14,510,678	$13,280,665	$11,936,389	$10,620,819	$9,593,448
Ratio of net charge-offs to average loans outstanding during the year (1)	-0.05%	-0.03%	-0.06%	0.04%	0.12%
(Reversal)/provision for credit losses to average loans outstanding during the year (1)	-0.05%	-0.03%	-0.02%	-0.15%	-0.12%
Allowance for credit losses to non-performing portfolio loans at year-end (2)	270.77%	273.41%	262.09%	245.94%	269.44%
Allowance for credit losses to gross loans at year-end (1)	0.84%	0.89%	0.99%	1.09%	1.38%

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

•

General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan types and common risk characteristics. The non-impaired loans are grouped into 19 segments: two commercial segments, ten commercial real estate segments, one residential construction segment, one non-residential construction segment, one SBA segment, one installment loans segment, one residential mortgage segment, one equity lines of credit segment, and one overdrafts segment. The allowance is provided for each segmented group based on the group’s historical loan loss experience aggregated based on loan risk classifications which take into account the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral if collateral dependent, charge-off history, management’s knowledge of the portfolio, general economic conditions, environmental factors including the trends in delinquency and non-accrual, and other significant factors, such as the national and local economy, volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and concentration of credit. Management also reviews reports on past-due loans to ensure appropriate classification. In the fourth quarter of 2016, management reevaluated and increased the look back period from five to eight years to capture historical loan losses from the last recession. The look back period is anchored from the first quarter of 2009 and has been extended through forty-four quarters through the fourth quarter of 2019. The general allowance is affected by loan volumes, quarterly net charge-offs/recoveries and historical loss rates. In addition, risk factor calculations for pass rated loans included a specified loss emergence period and were determined based on five-year average of observed net losses, unless trends would indicate that a different weighting would be appropriate. These refinements maintained the Bank’s allowance at a level consistent with the prior quarter.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	As of December 31,
	2019		2018		2017		2016		2015
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to Average		to Average		to Average		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans
	(Dollars in thousands)
Type of Loans:
Commercial loans	$57,021	18.9%	$54,978	19.1%	$49,796	19.1%	$49,203	21.1%	$56,199	24.9%
Residential mortgage loans and equity lines	13,108	29.1	14,282	26.9	11,013	24.5	11,620	22.0	11,145	19.7
Commercial mortgage loans	33,602	48.0	33,487	49.5	37,610	51.2	34,864	52.2	49,440	51.5
Real estate construction loans	19,474	4.0	19,626	4.5	24,838	5.2	23,268	4.7	22,170	3.9
Installment and other loans	19	0.0	18	0.0	22	0.0	11	0.0	9	0.0
Total	$123,224	100.0%	$122,391	100.0%	$123,279	100.0%	$118,966	100.0%	$138,963	100.0%

The allowance allocated to commercial loans was $57.0 million at December 31, 2019, compared to $55.0 million at December 31, 2018. The increase is due primarily to increases in special mention and substandard commercial loans.

The allowance allocated to residential mortgage loans and equity lines was $13.1 million at December 31, 2019, compared to $14.3 million at December 31, 2018. The decrease was primarily due to a decrease in non-accrual residential loans for 2019.

The allowance allocated to commercial mortgage loans increased from $33.5 million at December 31, 2018, to $33.6 million at December 31, 2019, as a result of an increase in commercial mortgage loan growth in 2019.

The allowance allocated for construction loans decreased to $19.5 million at December 31, 2019, from $19.6 million at December 31, 2018, primarily as a result of the decrease in real estate construction loan growth.

Also, see Part I — Item 1A — “Risk Factors” for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. For December 2019, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 12.9% compared to 12.0% for December 2018.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2019, the Bank had an approved credit line with the FHLB of San Francisco totaling $4.5 billion. Total advances from the FHLB of San Francisco were $670.0 million and standby letter of credits issued by FHLB on the Company’s behalf were $368.1 million as of December 31, 2019. These borrowings bear fixed rates and are secured by loans. See Note 8 to the Consolidated Financial Statements. At December 31, 2019, the Bank pledged $31.9 million of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $32.6 million from the Federal Reserve Bank Discount Window at December 31, 2019.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, securities available-for-sale and equity securities. At December 31, 2019, securities available-for-sale totaled $1.5 billion, with $20.1 million pledged as collateral for borrowings and other commitments. The remaining $1.4 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 91% of our time deposits mature within one year or less as of December 31, 2019. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and anticipate that the outflow can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

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

Also, see Note 12 to the Consolidated Financial Statements regarding commitments and contingencies.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for details of recent accounting pronouncements and their expected impact, if any, on the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. We believe the principal market risk to the Company is the interest rate risk inherent in our lending, investing, deposit taking and borrowing activities, due to the fact that interest-earning assets and interest-bearing liabilities do not re-price at the same rate, to the same extent, or on the same basis.

As part of our asset and liability management, we monitor and manage our interest rate risk through analyzing the re-pricing characteristics of our loans, securities, deposits, and borrowings on an on-going basis. The primary objective of our asset and liability management is to manage and minimize the adverse effects of changes in interest rates on our earnings, cash flows, values of our assets and liabilities, and ultimately the underlying market value of our equity, while structuring our asset-liability composition to seek to obtain the maximum spread in a safe and sound manner. Many factors, including economic and financial conditions, movements in interest rates, consumer preferences and regulatory actions, affect the spread between interest earned on assets and interest paid on liabilities.

Management meets regularly to monitor the interest rate risk, the sensitivity of our assets and liabilities to interest rate changes, the book and fair values of assets and liabilities, our investment activities, and changes in the composition of our interest earning assets and interest bearing liabilities. Our strategy has been to seek to reduce the sensitivity of our earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of our assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Further, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while interest rates on other types may lag behind.

We use a net interest income simulation model as a method to help manage interest rate risk and estimate the extent of the differences in the behavior of the lending, investing, and funding rates to changing interest rates, so as to project future earnings or market values under alternative interest rate scenarios. The net interest income simulation model is designed to measure the volatility of net interest income and net portfolio value, defined as net present value of assets and liabilities, under immediate rising or falling interest rate scenarios in 25 basis points increments.

     We establish a tolerance level in our policy for net interest income volatility of plus or minus 5% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At December 31, 2019, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 3.29%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 6.66%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 5.93%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 13.08%.

     Our simulation model also projects the net market value of our portfolio of assets and liabilities. We have established a tolerance level to value the net market value of our portfolio of assets and liabilities in our policy to a change of not less than 0% when the hypothetical rate change is plus or minus 200 basis points. At December 31, 2019, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net market value of our portfolio of assets and liabilities would increase by 1.26%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net market value of our assets and liabilities would decrease by 2.31%.

Although we believe our simulation modeling is helpful in managing interest rate risk, the model does require significant assumptions for, among other factors, the projection of loan prepayment rates on mortgage related assets, loan volumes and pricing, and deposit and borrowing volume and pricing, that might prove inaccurate. Because these assumptions are inherently uncertain, the model does not necessarily represent our forecast, and the simulated results may not be indicative of actual changes to our net interest income. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, the differences between actual experience and the assumed volume, changes in market conditions, and management strategies, among other factors.

Quantitative Information about Interest Rate Risk

The following table shows the carrying value of our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, as well as the instruments’ total fair values at December 31, 2019, and 2018. For assets, expected maturities are based on contractual maturity. For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits. We use certain assumptions to estimate fair values and expected maturities which are described in Note 16 to the Consolidated Financial Statements. Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts. Off-balance sheet financial instruments represent fair values. The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

								December 31,
	Average							2019		2018
	Interest	Expected Maturity Date at December 31,							Fair		Fair
	Rate	2020	2021	2022	2023	2024	Thereafter	Total	Value	Total	Value
	(Dollars in thousands)
Interest-Sensitive Assets:
Mortgage-backed securities and collateralized mortgage obligations	3.19%	$—	$63	$6	$436	$22	$887,815	$888,342	$888,342	$657,722	$657,722
Other investment securities	1.98	168,894	195,151	98,553	10,106	—	90,796	563,500	563,500	584,787	584,787
Loans	4.70	3,251,411	888,640	766,618	785,078	804,369	8,579,365	15,075,481	15,444,752	13,995,788	13,928,162
Interest Sensitive Liabilities:
Other interest-bearing deposits	0.70	625,535	341,049	146,436	1,295,092	362,976	1,606,731	4,377,819	4,377,819	4,131,823	4,131,823
Time deposits	2.05	6,750,080	635,144	20,323	37,430	56	12	7,443,045	7,470,189	6,713,074	6,765,512
Short-term borrowings	2.69	25,683	—	—	—	—	—	25,683	25,683	—	—
Advances from the Federal Home Loan Bank	1.86	450,000	200,000	—	20,000	—	—	670,000	674,530	530,000	529,500
Other borrowings	3.81	7,031	—	—	—	—	29,022	36,053	30,764	34,876	34,031
Long-term debt	4.09	—	—	—	—	—	119,136	119,136	76,058	189,448	132,615

Off-Balance Sheet Financial Instruments:
Commitments to extend credit		1,289,818	717,811	259,942	149,420	102,997	557,093	3,077,081	(9,826)	2,691,579	(8,843)
Standby letters of credit		132,295	81,783	40,183	1,449	20	26,622	282,352	(2,431)	245,087	(2,662)
Other letters of credit		22,209	—	—	—	—	—	22,209	(20)	35,759	(30)
Bill of lading guarantees		319	—	—	—	—	—	319	(1)	730	—

Financial Derivatives

It is our policy not to speculate on the future direction of interest rates. As part of our asset and liability management, however, we enter into financial derivatives to seek to mitigate exposure to interest rate risks related to our interest-earning assets and interest-bearing liabilities. We believe that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in our assets or liabilities and against risk in specific transactions. In such instances, we may protect our position through the purchase or sale of interest rate futures contracts for a specific cash or interest rate risk position. Other hedging transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds. Prior to considering any hedging activities, we seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges will require an assessment of basis risk and must be approved by the Bancorp or the Bank’s Investment Committee.

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

In May 2014, the Bancorp entered into five interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 2.26%. As of December 31, 2019, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $3.4 million, net of taxes, was included in other comprehensive income compared to unrealized loss of $241 thousand at December 31, 2018. For the year ended December 31, 2019, the periodic net settlement of interest rate swaps included in interest expense was $200 thousand compared to $539 thousand in 2018. As of December 31, 2019, and 2018, the ineffective portion of these interest rates swaps was not significant.

As of December 31, 2019, the Bank’s outstanding interest rate swap contracts had a notional amount of $579.6 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.71% and receives a variable rate at the one month LIBOR rate plus a weighted average spread of 262 basis points, or at a weighted average rate of 4.87%. As of December 31, 2019, and 2018, the notional amount of fair value interest rate swaps was $579.6 million and $613.4 million with unrealized losses of $7.2 million and unrealized gains of $6.6 million, respectively, were included in other non-interest income. The amount of periodic net settlement of interest rate swaps increasing interest income was $996 thousand in 2019 compared to increasing interest income $256 thousand in 2018. As of December 31, 2019, and 2018, the ineffective portion of these interest rate swaps was not significant.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $7.1 million as of December 31, 2019 and $1.8 million as of December 31, 2018.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheet. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At December 31, 2019, the notional amount of option contracts totaled $908 thousand with a net negative fair value of $7 thousand. At December 31, 2019, spot, forward, and swap contracts in the total notional amount of $146.4 million had a positive fair value of $2.4 million. Spot, forward, and swap contracts in the total notional amount of $127.0 million had a negative fair value of $1.4 million at December 31, 2019. At December 31, 2018, the notional amount of option contracts totaled $1.2 million with a net negative fair value of $6 thousand. At December 31, 2018, spot, forward, and swap contracts in the total notional amount of $86.9 million had a positive fair value of $397 thousand. Spot, forward, and swap contracts in the total notional amount of $95.0 million had a negative fair value of $1.8 million at December 31, 2018.

Item 8.	Financial Statements and Supplementary Data.

     For financial statements, see “Index to Consolidated Financial Statements” on page F-1.

Item9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

Item 9A.	Controls and Procedures.

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

There have not been any changes in the Company’s disclosure controls and procedures that occurred during its fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, these controls and procedures.

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

As of December 31, 2019, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” below.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cathay General Bancorp:

Opinion on Internal Control Over Financial Reporting

We have audited Cathay General Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
February 28, 2020

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our executive officers, directors, compliance with Section 16 of the Securities Exchange Act of 1934, the code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, and matters relating to corporate governance is incorporated herein by reference from the information set forth under the captions “Proposal One—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors and Corporate Governance” and “Code of Ethics” in our Definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders (our “Proxy Statement”).

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2019, with respect to compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)]
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	$—	2,398,672
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	$—	2,398,672

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

Item14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from the information set forth under the caption “Principal Accounting Fees and Services” in our Proxy Statement.

 PART IV

Item15.	Exhibits, Financial Statement Schedules.

Documents Filed as Part of this Report

(a)(1) Financial Statements

See “Index to Consolidated Financial Statements” on page F-1.

(a)(2) Financial Statement Schedules

Schedules have been omitted since they are not applicable, they are not required, or the information required to be set forth in the schedules is included in the Consolidated Financial Statements or Notes thereto.

(b) Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The following is a list of such Exhibits:

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibits

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

4.1.3	Form of Capital Securities of Cathay Capital Trust III (included within Exhibit 4.1.1).

4.2	Description of the Bancorp’s Common Stock.+

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

10.5.2	Executive Officer Annual Cash Bonus Program under the Company’s 2005 Incentive Plan (As Amended and Restated).**

10.5.3

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

First Amendment to Amended and Restated Change of Control Employment Agreement for Pin Tai, dated as of May 3, 2017 Previously filed with the Securities and Exchange Commission on May 4, 2017 as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference. **

10.7

Employment Agreement for Pin Tai dated as of August 18, 2016.  Previously filed with the Securities and Exchange Commission on August 19, 2016 as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference. **

10.7.1

Employment Agreement for Pin Tai dated as of June 20, 2019.  Previously filed with the Securities and Exchange Commission on June 21, 2019 as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference. **

10.8

Consulting Agreement for Pin Tai dated as of June 20, 2019.  Previously filed with the Securities and Exchange Commission on June 21, 2019 as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference. **

21.1	Subsidiaries of the Bancorp.+

23.1	Consent of Independent Registered Public Accounting Firm.+

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Management contract or compensatory plan or arrangement.
+	Filed herewith.
++	Furnished herewith.

Item16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cathay General Bancorp

By:	/s/ Pin Tai
Pin Tai Chief Executive Officer

Date: February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pin Tai	Chief Executive Officer	February 28, 2020
Pin Tai	(principal executive officer)

/s/ Heng W. Chen	Executive Vice President,	February 28, 2020
Heng W. Chen	Chief Financial Officer/Treasurer (principal financial officer) (principal accounting officer)

/s/ Dunson K. Cheng	Executive Chairman of	February 28, 2020
Dunson K. Cheng	the Board

/s/ Peter Wu	Vice Chairman of the Board	February 28, 2020
Peter Wu

/s/ Anthony M. Tang	Vice Chairman of the Board	February 28, 2020
Anthony M. Tang

/s/ Kelly L. Chan	Director	February 28, 2020
Kelly L. Chan

/s/ Michael M.Y. Chang	Director	February 28, 2020
Michael M.Y. Chang

/s/ Nelson Chung	Director	February 28, 2020
Nelson Chung

/s/ Felix S. Fernandez	Director	February 28, 2020
Felix S. Fernandez

/s/ Jane Jelenko	Director	February 28, 2020
Jane Jelenko

/s/ Ting Y. Liu	Director	February 28, 2020
Ting Y. Liu

/s/ Joseph C.H. Poon	Director	February 28, 2020
Joseph C.H. Poon

/s/ Richard Sun	Director	February 28, 2020
Richard Sun

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F - 2

Consolidated Balance Sheets at December 31, 2019 and 2018	F - 4

Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2019, 2018, and 2017	F - 5

Consolidated Statements of Changes in Stockholders' Equity for each of the years ended December 31, 2019, 2018, and 2017	F - 6

Consolidated Statements of Cash Flows for each of the years ended December 31, 2019, 2018, and 2017	F - 7

Notes to Consolidated Financial Statements	F - 9

Parent-only condensed financial information of Cathay General Bancorp is included in Note 20 to the Consolidated Financial Statements in this Annual Report on Form 10-K	F - 58

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cathay General Bancorp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cathay General Bancorp and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the allowance for loan losses

As discussed in Note 1 and 4 to the consolidated financial statements, the Company’s general allowance was $120.0 million and specific allowance was $3.2 million for a total allowance for loan losses (ALL) of $123.2 million at December 31, 2019. To determine the allowance in each of these components, two methodologies are employed, the classification migration methodology for the general allowance and the individual loan review analysis methodology for the specific allowance. The Company’s general allowance using the classification migration methodology is allocated between various loan categories which includes consideration of both historical losses in the portfolio and environmental factors. For impaired loans, the Company uses an individual loan review analysis with specific allowances for loans that are not collateral dependent based on an evaluation of the present value of the expected future cash flows discounted at the loan’s effective interest rate. For loans that are collateral dependent, the specific allowance is based on the fair value of the underlying collateral determined by the most recent valuation information received, which may be adjusted based on factors such as changes in market conditions from the time of valuation.

We identified the assessment of the ALL as a critical audit matter because of the significant measurement uncertainty requiring complex auditor judgement and industry knowledge and experience in the industry. In addition, auditor judgment was required to evaluate the sufficiency of the audit evidence obtained. This assessment of the ALL encompassed the methodologies, inputs, and assumptions used to estimate the general allowance including use of the historical loss experience by loan category, the determination of the loan segmentation, look-back period, loss emergence periods, the loan risk grades, and the environmental factors. The assessment also encompassed the methodologies, inputs, and assumptions used to estimate the specific allowance including the determination of the fair value of the collateral of collateral dependent loans and expected future cash flows of non-collateral dependent loans.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over (1) the development and approval of the general and specific allowance methodologies, (2) the determination of key inputs and assumptions used to calculate both the general and specific allowances, and (3) analysis of the ALL results, trends, and ratios. We tested the Company’s process to develop the ALL estimate including both the general and specific allowances. Specifically, we tested the sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. We tested, with assistance of credit risk professionals with specialized skills and industry knowledge and experience, the following:

‒	the ALL methodology’s ability to produce an estimate in compliance with U.S. generally accepted accounting principles,

‒

the determination of the loan segmentation, look-back period, and loss emergence period, by comparing these inputs and assumptions to the Company’s historical loss information, internal policies and procedures, external metrics, and portfolio risk characteristics,

‒	the loan risk grades across loan categories for a selection of loans based on knowledge of the Company’s credit policies and industry expertise,

‒

the determination of environmental factor development by comparing these inputs and assumptions to the Company’s historical loss information, internal policies and procedures, and to both internal and external credit factors and consistency with credit trends,

We tested, with assistance of valuation professionals with specialized skills and industry knowledge and experience, the fair value of collateral used in determining the specific allowance for a selection of collateral-dependent loans by comparing the amounts and the key assumptions used by the Company with independent third-party market data. Further, we tested the inputs and assumptions used to determine the expected future cash flows for non-collateral dependent loans by comparing to borrower-specific information.

In addition, we evaluated the overall sufficiency of audit evidence obtained related to the Company’s ALL.

/s/ KPMG LLP

We have served as the Company’s auditor since 1991.

Los Angeles, California
February 28, 2020

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$177,240	$225,333
Short-term investments and interest bearing deposits	416,538	374,957
Securities available-for-sale (amortized cost of $1,443,730 in 2019 and $1,267,731 in 2018)	1,451,842	1,242,509
Loans	15,075,481	13,995,788
Less: Allowance for loan losses	(123,224)	(122,391)
Unamortized deferred loan fees, net	(626)	(1,565)
Loans, net	14,951,631	13,871,832
Equity securities	28,005	25,098
Federal Home Loan Bank stock	18,090	17,250
Other real estate owned, net	10,244	12,674
Affordable housing investments and alternative energy partnerships, net	308,681	282,734
Premises and equipment, net	104,239	103,189
Customers’ liability on acceptances	10,694	22,709
Accrued interest receivable	53,541	51,650
Goodwill	372,189	372,189
Other intangible assets, net	6,296	7,194
Right-of-use assets- operating leases	33,990	—
Other assets	150,924	175,419
Total assets	$18,094,144	$16,784,737

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$2,871,444	$2,857,443
Interest-bearing deposits:
NOW deposits	1,358,152	1,365,763
Money market deposits	2,260,764	2,027,404
Savings deposits	758,903	738,656
Time deposits	7,443,045	6,713,074
Total deposits	14,692,308	13,702,340

Short-term borrowings	25,683	—
Advances from the Federal Home Loan Bank	670,000	530,000
Other borrowings for affordable housing investments	29,022	17,298
Long-term debt	119,136	189,448
Deferred payments from acquisition	7,644	18,458
Acceptances outstanding	10,694	22,709
Lease liabilities - operating leases	35,873	—
Other liabilities	209,501	182,618
Total liabilities	15,799,861	14,662,871
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 90,064,382 issued and 79,729,419 outstanding at December 31, 2019, and 89,826,317 issued and 80,501,948 outstanding at December 31, 2018	900	898
Additional paid-in-capital	950,466	942,062
Accumulated other comprehensive income/(loss), net	2,302	(18,006)
Retained earnings	1,659,153	1,479,149
Treasury stock, at cost (10,334,963 shares at December 31, 2019, and 9,324,369 shares at December 31, 2018)	(318,538)	(282,237)
Total equity	2,294,283	2,121,866
Total liabilities and equity	$18,094,144	$16,784,737

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except share
	and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable	$729,619	$652,480	$549,291
Investment securities	33,037	28,603	20,531
Federal Home Loan Bank stock	1,207	1,663	1,798
Federal funds sold and securities purchased under agreement to resell	—	—	110
Deposits with banks	5,404	5,209	4,421
Total interest and dividend income	769,267	687,955	576,151
INTEREST EXPENSE
Time deposits	152,791	86,368	46,768
Other deposits	25,311	20,503	19,076
Interest on securities sold under agreements to repurchase	—	1,446	4,250
Advances from the Federal Home Loan Bank	7,441	3,739	2,712
Long-term debt	7,847	8,723	5,775
Deferred payments from acquisition	568	1,090	1,861
Short-term borrowings	403	187	—
Total interest expense	194,361	122,056	80,442
Net interest income before reversal for credit losses	574,906	565,899	495,709
Reversal for credit losses	(7,000)	(4,500)	(2,500)
Net interest income after reversal for credit losses	581,906	570,399	498,209
NON-INTEREST INCOME
Net gains/(losses) from equity securities	5,736	(2,787)	—
Securities gains, net	211	22	1,006
Letters of credit commissions	6,407	5,614	4,860
Depository service fees	4,763	5,084	5,624
Gain from acquisition	—	340	5,628
Other operating income	27,634	23,434	19,179
Total non-interest income	44,751	31,707	36,297
NON-INTEREST EXPENSE
Salaries and employee benefits	129,300	124,477	109,458
Occupancy expense	22,004	20,690	20,429
Computer and equipment expense	11,113	11,402	10,846
Professional services expense	23,107	22,810	20,439
Data processing service expense	13,210	12,438	11,190
FDIC and State assessments	9,617	8,000	10,633
Marketing expense	7,585	7,837	6,200
Other real estate owned loss/(income)	1,115	(719)	(1,649)
Operations of investments in affordable housing and alternative energy partnerships, net	39,731	40,515	27,212
Amortization of core deposit premium	687	876	930
Acquisition and integration costs	—	2,105	4,121
Other operating expense	19,819	13,988	16,390
Total non-interest expense	277,288	264,419	236,199
Income before income tax	349,369	337,687	298,307
Income tax expense	70,234	65,802	122,265
Net income attributable to common stockholders	$279,135	$271,885	$176,042
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on securities available for sale	23,628	(7,934)	1,068
Unrealized holding (losses)/gains on cash flow hedge derivatives	(3,171)	1,525	719
Less: reclassification adjustment for gains included in net income	149	15	583
Total other comprehensive income/(loss), net of tax	20,308	(6,424)	1,204
Total comprehensive income	$299,443	$265,461	$177,246
Net income attributable to common stockholders per common share
Basic	$3.49	$3.35	$2.19
Diluted	$3.48	$3.33	$2.17
Basic average common shares outstanding	79,999,703	81,131,269	80,262,782
Diluted average common shares outstanding	80,247,893	81,607,346	81,004,550

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2019, 2018, and 2017
(In thousands, except number of shares)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Earnings	Stock	Equity
Balance at December 31, 2016	79,610,277	$878	$895,480	$(3,715)	$1,175,485	$(239,589)	$1,828,539

Dividend Reinvestment Plan	65,044	1	2,527	—	—	—	2,528
Restricted stock units vested	224,995	2	—	—	—	—	2
Warrant exercised	4,681	—	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(6,813)	—	—	—	(6,813)
Stock issued to directors	15,400	—	550	—	—	—	550
Stock options exercised	46,790	1	1,093	—	—	—	1,094
Equity consideration for acquisition	926,192	9	34,853	—	—	—	34,862
Stock -based compensation	—	—	5,184	—	—	—	5,184
Cash dividends of $0.87 per share	—	—	—	—	(69,888)	—	(69,888)
Change in other comprehensive loss	—	—	—	1,204	—	—	1,204
Net income	—	—	—	—	176,042	—	176,042
Balance at December 31, 2017	80,893,379	$891	$932,874	$(2,511)	$1,281,639	$(239,589)	$1,973,304

Cumulative effect of changes in accounting principles	—	—	—	(8,556)	8,556	—	—
Reclassification of tax effects in accumulated other comprehensive income resulting from the new corporate income tax rate	—	—	—	(515)	515	—	—
Dividend Reinvestment Plan	69,084	1	2,821	—	—	—	2,822
Restricted stock units vested	125,207	1	—	—	—	—	1
Warrants exercised	476,064	5	(5)	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(2,440)	—	—	—	(2,440)
Stock issued to directors	16,060	—	649	—	—	—	649
Stock options exercised	35,880	—	838	—	—	—	838
Purchases of treasury stock	(1,113,726)	—	—	—	—	(42,648)	(42,648)
Stock -based compensation	—	—	7,325	—	—	—	7,325
Cash dividends of $1.03 per share	—	—	—	—	(83,446)	—	(83,446)
Change in other comprehensive loss	—	—	—	(6,424)	—	—	(6,424)
Net income	—	—	—	—	271,885	—	271,885
Balance at December 31, 2018	80,501,948	$898	$942,062	$(18,006)	$1,479,149	$(282,237)	$2,121,866

Dividend Reinvestment Plan	93,143	1	3,365	—	—	—	3,366
Restricted stock units vested	123,762	1	—	—	—	—	1
Shares withheld related to net share settlement of RSUs	—	—	(2,311)	—	—	—	(2,311)
Stock issued to directors	21,160	—	749	—	—	—	749
Purchases of treasury stock	(1,010,594)	—	—	—	—	(36,301)	(36,301)
Stock -based compensation	—	—	6,601	—	—	—	6,601
Cash dividends of $1.24 per share	—	—	—	—	(99,131)	—	(99,131)
Change in other comprehensive loss	—	—	—	20,308	—	—	20,308
Net income	—	—	—	—	279,135	—	279,135
Balance at December 31, 2019	79,729,419	$900	$950,466	$2,302	$1,659,153	$(318,538)	$2,294,283

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash Flows from Operating Activities
Net income	$279,135	$271,885	$176,042
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal for credit losses	(7,000)	(4,500)	(2,500)
Provision for losses on other real estate owned	681	—	691
Deferred tax provision	9,825	2,343	34,554
Depreciation and amortization	6,756	7,314	7,265
Amortization of right-of-use asset	8,366	—	—
Change in operating lease liabilities	(7,157)	—	—
Net gains on sale and transfers of other real estate owned	(212)	(1,187)	(2,661)
Net gains on sale of loans	(804)	—	—
Proceeds from sale of loans	75,257	8,000	7,500
Originations of loans held for sale	(2,241)	—	—
Loss on sales or disposal of fixed assets	14	107	—
Amortization of alternative energy partnerships, venture capital and other investments	39,898	40,871	4,572
Gain on sales and calls of securities	(211)	(22)	(1,006)
Other non-cash interest income	—	(1,576)	(1,740)
Amortization of security premiums, net	3,834	3,018	2,945
(Gain)/loss on equity securities	(5,736)	2,787	—
Stock based and stock issued to officers and directors compensation expense	7,350	7,974	5,734
Net change in accrued interest receivable and other assets	6,163	(13,984)	25,747
Gain from acquisition	—	(340)	(5,628)
Net change in other liabilities	21,061	13,848	(2,641)
Net cash provided by operating activities	434,979	336,538	248,874

Cash Flows from Investing Activities
Decrease in interest bearing deposits	—	5,000	—
Purchase of investment securities available-for-sale	(770,206)	(497,787)	(607,574)
Proceeds from repayment, maturity and call of investment securities available-for-sale	296,721	447,773	562,595
Proceeds from sale of investment securities available-for-sale	293,849	99,899	111,704
Proceeds from sale of equity securities	2,829	—	—
Purchase of Federal Home Loan Bank stock	(1,815)	(5,430)	(8,160)
Redemption of Federal Home Loan Bank stock	975	11,265	13,482
Redemption of Federal Reserve Bank stock	—	—	8,733
Net increase in loans	(1,147,019)	(1,125,623)	(963,858)
Purchase of premises and equipment	(7,133)	(6,670)	(3,188)
Proceeds from sales of premises and equipment	—	—	5,598
Proceeds from sales of other real estate owned	2,822	3,820	18,357
Increase in investment in affordable housing and alternative energy partnerships	(52,697)	(66,574)	(40,284)
Acquisitions, net of cash acquired	—	—	(1,392)
Net cash used in investing activities	(1,381,674)	(1,134,327)	(903,987)

Cash Flows from Financing Activities
Net increase in deposits	989,942	1,012,284	201,224
Net decrease in federal funds purchased and securities sold under agreements to repurchase	—	(100,000)	(250,000)
Advances from Federal Home Loan Bank	4,355,000	5,130,000	4,823,000
Repayment of Federal Home Loan Bank borrowings	(4,215,000)	(5,030,000)	(4,773,000)
Cash dividends	(99,131)	(83,428)	(69,888)
Purchase of treasury stock	(36,301)	(42,648)	—
Proceeds from issuance of short-term borrowings	25,683	—	—
Proceeds from issuance of long-term debt and other borrowings	—	—	75,000
Repayment of long-term debt and other borrowings	(81,065)	(23,040)	—
Proceeds from shares issued to Dividend Reinvestment Plan	3,366	2,822	2,528
Proceeds from exercise of stock options	—	838	1,094
Taxes paid related to net share settlement of RSUs	(2,311)	(3,550)	(5,128)
Net cash provided by financing activities	940,183	863,278	4,830
Increase/(Decrease) in cash, cash equivalents and restricted cash	(6,512)	65,489	(650,283)
Cash, cash equivalents and restricted cash, beginning of the year	600,290	534,801	1,185,084
Cash, cash equivalents and restricted cash, end of the year	$593,778	$600,290	$534,801

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$182,527	$116,524	$81,069
Income taxes	$61,548	$65,866	$76,709
Non-cash investing and financing activities:
Net change in unrealized holding (loss)/gain on securities available-for-sale, net of tax	$23,479	$(7,949)	$485
Net change in unrealized gain on interest rate swaps designated as cash flow hedges	$(3,171)	$1,525	$719
Transfers to other real estate owned from loans held for investment	$860	$5,476	$1,243
Loans transferred to loans held for sale	$75,285	$—	$8,000
Loans to facilitate the sale of other real estate owned	$—	$—	$10,500
Issuance of stock related to acquisition	$—	$—	$34,862

Supplemental disclosure for acquisitions
Cash and cash equivalents	$—	$—	$283,932
Short-term investments	—	—	5,000
Securities available-for-sale	—	—	88,044
FHLB and FRB stock	—	—	19,890
Loans	—	—	705,792
Premises and equipment	—	—	6,239
Cash surrender value of life insurance	—	—	46,083
Deferred tax assets, net	—	—	40,690
Core deposit intangible	—	—	6,122
Accrued interest receivable and other assets	—	—	10,689
Total assets acquired	—	—	1,212,481

Deposits	—	—	813,888
Advances from Federal Home Loan Bank	—	—	30,000
Accrued interest payable and other liabilities	—	—	8,512
Total liabilities assumed	—	—	852,400
Net assets acquired	$—	$—	$360,081
Cash paid	$—	$—	$285,324
Fair value of common stock issued	—	—	34,862
Total consideration paid	$—	$—	$320,186

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

The accompanying Consolidated Financial Statements include the accounts of Cathay General Bancorp (the “Bancorp”), a Delaware corporation, its wholly-owned subsidiaries, Cathay Bank (the “Bank”), a California state-chartered bank, ten limited partnerships investing in affordable housing projects, Asia Realty Corp., and GBC Venture Capital, Inc. (together, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation. The Consolidated Financial Statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry.

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

Concentrations. The Bank was incorporated in California and started its business from California. Therefore, loans originated, and deposits solicited were mainly from California. As of December 31, 2019, gross loans were primarily comprised of 48.3% of commercial mortgage loans, 27.1% of residential mortgage loans, and 18.4% of commercial loans. As of December 31, 2019, approximately 54% of the Bank’s residential mortgages were for properties located in California.

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

Investment in Federal Home Loan Bank (“FHLB”) Stock. As a member of the FHLB system the Bank is required to maintain an investment in the capital stock of the FHLB. The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB. FHLB stock is carried at cost and is pledged as collateral to the FHLB. FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value. The carrying amount of the FHLB stock was $18.1 million at December 31, 2019, and $17.3 million at December 31, 2018. As of December 31, 2019, the Company owned 180,900 shares of FHLB stock, which exceeded the minimum stock requirement of 150,000 shares.

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

Unfunded Loan Commitments. Unfunded loan commitments are generally related to providing credit facilities to clients of the Bank and are not actively traded financial instruments. These unfunded commitments are disclosed as off-balance sheet financial instruments in Note 12 in the Notes to Consolidated Financial Statements.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Investments in Affordable Housing Partnerships and Other Tax Credit Investments. The Company is a limited partner in limited partnerships that invest in low-income housing projects that qualify for Federal and/or State income tax credits and limited partnerships that invests in alternative energy systems. As further discussed in Note 5 to the Consolidated Financial Statements, the partnership interests are accounted for utilizing the equity method of accounting. As of December 31, 2019, nine of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The Company therefore consolidated the financial statements of these nine limited partnerships into the Consolidated Financial Statements. The tax credits from these partnerships are recognized in the consolidated financial statements to the extent they are utilized on the Company’s income tax returns. The investments are reviewed for impairment on an annual basis or on an interim basis if an event occurs that would trigger potential impairment.

Investments in Venture Capital. The Company invests in limited partnerships that invest in nonpublic companies. These are commonly referred to as venture capital investments. These limited partnership interests are carried under the cost method with other-than-temporary impairment charged against net income.

Goodwill and Goodwill Impairment. Goodwill and other intangible assets are assessed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company performed its annual impairment test and determined no impairment existed as of December 31, 2019.

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

We elected the short-term lease recognition exemption for all leases that qualify. Consequently, we will not recognize ROU assets or lease liabilities, for those leases that qualify, including existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all of our leases. See Note 13 to the Consolidated Financial Statements for additional information.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

In March 2017, the FASB issued ASU 2017-08, “Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This update amends the amortization period for certain purchased callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This update affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. ASU 2017-8, which became effective for us on January 1, 2019, did not have a material impact on our financial statements.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  This update requires an entity to use a broader range of reasonable and supportable (“R&S”) forecasts, in addition to historical experience and current conditions, to develop an expected credit loss estimate, referred to as the Current Expected Credit Loss (“CECL”) model, for financial assets (loans and off balance sheet commitments) and net investments that are not accounted for at fair value through net income.  While the CECL model does not apply to available-for-sale securities, ASU 2016-13 does require entities to record an allowance when recognizing credit losses for available-for-sale securities, rather than reduce the amortized cost of securities by direct write-offs. While the CECL model does not apply to available-for-sale securities, ASU 2016-13 does require entities to record an allowance when recognizing credit losses for available-for-sale securities, rather than reduce the amortized cost of securities by direct write-offs. ASU 2016-13 becomes effective for interim and annual periods beginning after December 15, 2019 and the Company will adopt this new standard as of January 1, 2020.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The Company has established a multidisciplinary project team and implementation plan, developed a conceptual framework, and utilized an outside firm to develop quantitative models for net losses during the R&S forecast period. The Company continues to test and refine the CECL models. Our planned approach for estimating expected credit losses in accordance with ASU 2016-13 at adoption is expected to include, among other things, the following key components for relevant loan portfolio segments: a. The use of a probability of default/loss given default methodology; b. A number of scenarios based on forecasts from an outside economic forecasting company to develop economic forecasts for the R&S period; c. An initial R&S forecast period of eight quarters for all loan portfolio segments, which reflects management's expectation of losses based on forward-looking economic scenarios over that period of time; and d. A post-R&S reversion period of four quarters using a linear transition to the historical information for each loan pool.  The Company continues to develop its qualitative methodology to estimate losses that are not expected to be captured in the quantitative models. The Company is in the process of remediating findings from an independent validation of the quantitative models. As we are currently in the final stages of the execution of our implementation controls and processes and completion of the qualitative factor methodology to estimate losses expected not to be captured in the quantitative models, we are not yet able to disclose the quantitative effect on our consolidated financial position from the impact of the adoption of this ASU as of January 1, 2020.

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

In July 2017, the FASB issued ASU 2017-11, “Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815).” There are two parts to this update. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments that result in the strike price being reduced on the basis of the pricing of future equity offerings. Part II of this update addresses the difficulty in navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in this update are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in part I of this update should be applied in either of the following ways: (i) Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim periods in which the pending content that links to this paragraph is effective; or (ii) Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments to Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. Adoption of ASU 2017-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition of financial instruments (ASU 2016-01). The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective for fiscal years beginning after December 15, 2019 and the amendments of ASU 2017-12 are effective as of the beginning of the Company’s next annual reporting period; early adoption is permitted. The Company previously adopted both ASU 2017-12 and ASU 2016-01 and does not expect the amendments of ASU 2019-04 will have a material impact on the Company’s Consolidated Financial Statements. The Company is continuing to evaluate the impact of ASU 2016-13 and will consider the amendments of ASU 2019-04 as part of that process.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740); Simplifying the Accounting for Income Taxes.” This ASU removes specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles (“GAAP”). It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intra-period tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: Franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. This ASU is effective for public business entities, for fiscal years beginning after December 15, 2020 with early adoption permitted for public business entities for periods for which financial statements have not yet been issued. Adoption of ASU 2019-12 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities.  The average reserve balances required were $110 thousand for 2019 and $5.4 million for 2018.  The average excess balance with Federal Reserve Bank was $199.0 million in 2019 and $258.6 million in 2018.  At December 31, 2019, the Bancorp had $7.1 million on deposit in a cash margin account that serves as collateral for the Bancorp’s interest rate swaps.  As of December 31, 2019 and December 31, 2018, the Company held $18.9 million and $7.8 million, respectively, in a restricted escrow account with a major bank for its alternative energy investments.

In the consolidated statement of cash flows, the amounts for the year ended December 31, 2017 have been corrected and differ from the previously reported amounts of $796.3 million for decrease/(increase) in short-term investment and interest bearing deposits, $118.4 million for acquisitions, net of cash acquired, $224.7 million for net cash used by investing activities, $29.0 million increase in cash and cash equivalents, $218.0 million for cash and cash equivalents, beginning of period and $247.1 million for cash and cash equivalents, end of period.

3.	Investment Securities

Investment Securities. The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of debt securities available-for-sale as of December 31, 2019 and December 31, 2018:

	As of December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$74,926	$10	$—	$74,936
U.S. government agency entities	90,452	663	319	90,796
U.S. government sponsored entities	225,000	—	557	224,443
Mortgage-backed securities	880,040	8,574	824	887,790
Collateralized mortgage obligations	569	—	17	552
Corporate debt securities	172,743	605	23	173,325
Total securities available-for-sale	$1,443,730	$9,852	$1,740	$1,451,842

	As of December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$124,801	$—	$50	$124,751
U.S. government agency entities	6,066	—	195	5,871
U.S. government sponsored entities	400,000	—	11,638	388,362
Mortgage-backed securities	670,874	960	15,089	656,745
Collateralized mortgage obligations	1,005	—	28	977
Corporate debt securities	64,985	818	—	65,803
Total securities available-for-sale	$1,267,731	$1,778	$27,000	$1,242,509

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The amortized cost and fair value of investment securities at December 31, 2019, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-for-Sale
	As of December 31, 2019
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$168,831	$168,894
Due after one year through five years	304,348	304,337
Due after five years through ten years	50,587	50,593
Due after ten years	919,964	928,018
Total	$1,443,730	$1,451,842

Proceeds from the sale of investment securities were $293.8 million during 2019 compared to $99.9 million during 2018.  Proceeds from repayments, maturities and calls of investment securities during 2019 were $296.7 million compared to $447.8 million during 2018.  In 2019, the Company recorded realized gains of $583 thousand and losses of $372 thousand on sales of investment securities compared to realized gains of $36 thousand and losses of $14 thousand in 2018.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The temporarily impaired securities represent 34.0% of the fair value of investment securities as of December 31, 2019. Unrealized losses for securities with unrealized losses for less than twelve months represent 0.2%, and securities with unrealized losses for twelve months or longer represent 0.4%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rates or spreads subsequent to the date that these securities were purchased.

Total unrealized losses of $1.7 million at December 31, 2019, were primarily caused by increases in interest rates or the widening of credit and liquidity spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment.

At December 31, 2019, management believed the impairment was temporary and, accordingly, no impairment loss on debt securities has been recognized in our Consolidated Statements of Operations. The Company expects to recover the amortized cost basis of its debt securities and has no intent to sell and believes it is more likely than not that it will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of December 31, 2019, and December 31, 2018:

	As of December 31, 2019
	Temporarily Impaired Securities
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. government agency entities	$48,829	$172	$3,570	$147	$52,399	$319
U.S. government sponsored entities	—	—	224,443	557	224,443	557
Mortgage-backed securities	43,719	36	120,801	788	164,520	824
Collateralized mortgage obligations	—	—	552	17	552	17
Corporate debt securities	51,791	23	—	—	51,791	23
Total securities available-for-sale	$144,339	$231	$349,366	$1,509	$493,705	$1,740

	As of December 31, 2018
	Temporarily Impaired Securities
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$124,751	$51	$—	$—	$124,751	$51
U.S. government agency entities	3,388	77	2,483	118	5,871	195
U.S. government sponsored entities	—	—	388,362	11,637	388,362	11,637
Mortgage-backed securities	48,528	502	507,701	14,587	556,229	15,089
Collateralized mortgage obligations	—	—	977	28	977	28
Total securities available-for-sale	$176,667	$630	$899,523	$26,370	$1,076,190	$27,000

Investment securities having a carrying value of $20.1 million at December 31, 2019, and $28.5 million at December 31, 2018, were pledged to secure public deposits, other borrowings, treasury tax and loan, securities sold under agreements to repurchase, and foreign exchange transactions.

The adoption of ASU 2016-01 resulted in approximately $8.6 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018. For the year ended December 31, 2019, the Company recognized a net gain of $5.7 million due to the increase in fair value of equity investments with readily determinable fair values. For the year ended December 31, 2018, the Company recognized a net loss of $2.8 million due to the decrease in fair value of equity investments with readily determinable fair values. Equity securities were $28.0 million as of December 31, 2019, compared to $25.1 million as of December 31, 2018.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

4.	Loans

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

The components of loans in the Consolidated Balance Sheets as of December 31, 2019, and December 31, 2018, were as follows:

	As of December 31,
	2019	2018
	(In thousands)
Type of Loans:
Commercial loans	$2,778,744	$2,741,965
Real estate construction loans	579,864	581,454
Commercial mortgage loans	7,275,262	6,724,200
Residential mortgage loans	4,088,586	3,693,853
Equity lines	347,975	249,967
Installment and other loans	5,050	4,349
Gross loans	15,075,481	13,995,788
Less:
Allowance for loan losses	(123,224)	(122,391)
Unamortized deferred loan fees	(626)	(1,565)
Total loans and leases, net	$14,951,631	$13,871,832

The Company pledged real estate loans of $10.6 billion at December 31, 2019, and $9.7 billion at December 31, 2018, to the Federal Home Loan Bank of San Francisco under its blanket lien pledging program. In addition, the Bank pledged $31.9 million at December 31, 2019, and $21.2 million at December 31, 2018, of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program.

Loans serviced for others as of December 31, 2019, totaled $263.4 million and were comprised of $128.4 million of residential mortgages, $54.7 million of commercial real estate loans, $68.7 million of construction loans, and $11.6 million of commercial loans.

      The Company has entered into transactions with its directors, executive officers, or principal holders of its equity securities, or the associates of such persons (“Related Parties”). All loans to Related Parties were current as of December 31, 2019. An analysis of the activity with respect to loans to Related Parties for the years indicated is as follows:

	December 31,
	2019	2018
	(In thousands)
Balance at beginning of year	$47,263	$66,593
Additional loans made	19,036	18,580
Payment received	(22,347)	(37,910)
Balance at end of year	$43,952	$47,263

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

At December 31, 2019, recorded investment in impaired loans totaled $75.9 million and were comprised of nonaccrual loans, excluding loans held for sale, of $40.5 million and accruing TDR’s of $35.4 million. At December 31, 2018, recorded investment in impaired loans totaled $106.9 million and were comprised of nonaccrual loans, excluding loans held for sale, of $41.8 million and accruing TDR’s of $65.1 million. The average balance of impaired loans was $102.6 million in 2019 and $122.6 million in 2018. We considered all non-accrual loans and TDRs to be impaired. Interest recognized on impaired loans totaled $2.1 million in 2019 and $3.2 million in 2018. The Bank recognizes interest income on impaired loans based on its existing method of recognizing interest income on non-accrual loans except accruing TDRs. For impaired loans, the amounts previously charged off represent 2.1% and 9.3% of the contractual balances for impaired loans at December 31, 2019 and 2018, respectively.

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	As of December 31, 2019			As of December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance
Commercial loans	$20,134	$15,857	$—	$32,015	$30,368	$—
Real estate construction loans	5,776	4,580	—	5,776	4,873	—
Commercial mortgage loans	9,234	9,030	—	34,129	24,409	—
Residential mortgage and equity lines	6,171	6,073	—	5,685	5,665	—
Subtotal	$41,315	$35,540	$—	$77,605	$65,315	$—
With allocated allowance
Commercial loans	$8,769	$8,739	$2,543	$6,653	$6,570	$1,837
Commercial mortgage loans	26,117	26,040	473	27,099	27,063	877
Residential mortgage and equity lines	6,740	5,540	220	8,934	7,938	1,088
Subtotal	$41,626	$40,319	$3,236	$42,686	$41,571	$3,802
Total impaired loans	$82,941	$75,859	$3,236	$120,291	$106,886	$3,802

The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	For the year ended December 31,
	2019	2018	2017	2019	2018	2017
	Average Recorded Investment			Interest Income Recognized
	(In thousands)
Commercial loans	$37,475	$44,486	$26,957	$412	$685	$1,303
Real estate construction loans	4,697	6,835	26,695	—	—	—
Commercial mortgage loans	47,612	57,596	58,635	1,366	2,125	1,618
Residential mortgage and equity lines	12,799	13,679	14,780	306	356	381
Subtotal	$102,583	$122,596	$127,067	$2,084	$3,166	$3,302

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following is a summary of non-accrual loans as of December 31, 2019, 2018, and 2017 and the related net interest foregone for the years then ended:

	2019	2018	2017
	(In thousands)
Non-accrual portfolio loans	$40,523	$41,815	$48,787
Non-accrual loans held-for-sale	—	—	8,000
Total non-accrual loans	$40,523	$41,815	$56,787

Contractual interest due	$1,775	$1,618	$3,254
Interest recognized	85	66	86
Net interest foregone	$1,690	$1,552	$3,168

The following tables present the aging of the loan portfolio by type as of December 31, 2019, and December 31, 2018:

	As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$24,681	$9,954	$6,409	$19,381	$60,425	$2,718,319	$2,778,744
Real estate construction loans	5,846	6,753	—	4,580	17,179	562,685	579,864
Commercial mortgage loans	7,694	2,609	—	9,928	20,231	7,255,031	7,275,262
Residential mortgage loans	26,028	965	—	6,634	33,627	4,402,934	4,436,561
Installment and other loans	—	—	—	—	—	5,050	5,050
Total loans	$64,249	$20,281	$6,409	$40,523	$131,462	$14,944,019	$15,075,481

	As of December 31, 2018
	30-59 Days Past Due	60-89 Days Pas t Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$25,494	$2,454	$514	$18,805	$47,267	$2,694,698	$2,741,965
Real estate construction loans	—	3,156	—	4,872	8,028	573,426	581,454
Commercial mortgage loans	10,797	8,545	3,259	10,611	33,212	6,690,988	6,724,200
Residential mortgage loans	9,687	336	—	7,527	17,550	3,926,270	3,943,820
Installment and other loans	—	—	—	—	—	4,349	4,349
Total loans	$45,978	$14,491	$3,773	$41,815	$106,057	$13,889,731	$13,995,788

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

At December 31, 2019, accruing TDRs were $35.3 million and non-accrual TDRs were $18.0 million compared to accruing TDRs of $65.1 million and non-accrual TDRs of $24.2 million at December 31, 2018. The Company had allocated specific reserves of $822 thousand to accruing TDRs and $2.2 million to non-accrual TDRs at December 31, 2019, and $1.5 million to accruing TDRs and $826 thousand to non-accrual TDRs at December 31, 2018. The following table presents TDRs that were modified during 2019, their specific reserve at December 31, 2019, and charge-offs during 2019:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-offs
	(Dollars in thousands)

Commercial loans	23	$25,937	$21,874	$2,190	$4,063
Residential mortgage and equity lines	1	42	42	—	—
Total	24	$25,979	$21,916	$2,190	$4,063

The following table presents TDRs that were modified during 2018, their specific reserve at December 31, 2018, and charge-offs during 2018:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-offs
	(Dollars in thousands)

Commercial loans	23	$13,290	$13,290	$1,384	$—
Commercial mortgage loans	7	14,626	14,626	111	—
Residential mortgage and equity lines	4	1,214	1,214	23	—
Total	34	$29,130	$29,130	$1,518	$—

The following table presents TDRs that were modified during 2017, their specific reserve at December 31, 2017, and charge-offs during 2017:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-off
	(Dollars in thousands)

Commercial loans	16	$29,590	$29,590	$7	$—
Real estate construction loans	2	27,683	27,683	—	—
Commercial mortgage loans	9	19,380	19,075	1,496	305
Residential mortgage and equity lines	4	1,088	1,088	53	—
Total	31	$77,741	$77,436	$1,556	$305

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

A summary of TDRs by type of concession and by type of loans as of December 31, 2019, and December 31, 2018, are shown below:

	December 31, 2019
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$5,215	$—	$—	$5,215
Commercial mortgage loans	615	5,748	18,779	25,142
Residential mortgage loans	2,525	311	2,143	4,979
Total accruing TDRs	$8,355	$6,059	$20,922	$35,336

	December 31, 2019
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$16,692	$—	$—	$16,692
Residential mortgage loans	1,220	—	136	1,356
Total non-accrual TDRs	$17,912	$—	$136	$18,048

	December 31, 2018
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$18,135	$—	$—	$18,135
Commercial mortgage loans	14,022	7,420	19,418	40,860
Residential mortgage loans	3,353	327	2,396	6,076
Total accruing TDRs	$35,510	$7,747	$21,814	$65,071

	December 31, 2018
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$13,771	$—	$—	$13,771
Commercial mortgage loans	3,682	—	4,884	8,566
Residential mortgage loans	1,741	—	111	1,852
Total non-accrual TDRs	$19,194	$—	$4,995	$24,189

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The activity within our TDR loans for 2019, 2018, and 2017 are shown below:

Accruing TDRs	2019	2018	2017
	(In thousands)
Beginning balance	$65,071	$68,565	$65,393
New restructurings	15,432	26,114	73,426
Restructured loans restored to accrual status	365	2,896	—
Charge-offs	(1,341)	—	—
Payments	(42,895)	(30,406)	(54,095)
Restructured loans placed on non-accrual	(1,296)	(2,098)	(13,919)
Expiration of loan concession	—	—	(2,240)
Ending balance	$35,336	$65,071	$68,565

Non-accrual TDRs	2019	2018	2017
	(In thousands)
Beginning balance	$24,189	$33,416	$29,722
New restructurings	10,547	3,015	4,009
Restructured loans placed on non-accrual	1,296	2,098	13,919
Charge-offs	(3,607)	(2,347)	(1,650)
Payments	(14,012)	(9,097)	(11,341)
Foreclosures	—	—	(1,243)
Restructured loans restored to accrual status	(365)	(2,896)	—
Ending balance	$18,048	$24,189	$33,416

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as a TDR during the previous twelve months and which had subsequently defaulted as of December 31, 2019.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty. As of December 31, 2019, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

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

●

Special Mention – Borrower is deemed fundamentally sound, and the loan is currently protected but adverse trends are apparent that, if not corrected, may affect ability to repay. Primary source of loan repayment remains viable but there is increasing reliance on collateral or guarantor support.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

●

Substandard – These loans are deemed inadequately protected by current sound worth, paying capacity or pledged collateral. Well-defined weaknesses exist that could jeopardize repayment of debt. Loss may not be imminent, but if weaknesses are not corrected, there is a good possibility of some loss.

●

Doubtful – The possibility of loss is deemed extremely high, but due to identifiable and important pending events (which may strengthen the loan) a loss classification is deferred until the situation is better defined.

●	Loss – These loans are deemed uncollectible and of such little value that to continue to carry the loans as an active asset is no longer warranted.

The following tables present loan portfolio by risk rating as of December 31, 2019 and December 31, 2018:

	As of December 31, 2019
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,528,944	$166,016	$83,784	$—	$2,778,744
Real estate construction loans	461,597	113,687	4,580	—	579,864
Commercial mortgage loans	6,992,933	196,454	85,875	—	7,275,262
Residential mortgage and equity lines	4,427,205	914	8,442	—	4,436,561
Installment and other loans	5,050	—	—	—	5,050
Total gross loans	$14,415,729	$477,071	$182,681	$—	$15,075,481

	As of December 31, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,603,901	$87,987	$50,077	$—	$2,741,965
Real estate construction loans	514,406	62,175	4,873	—	581,454
Commercial mortgage loans	6,337,368	304,791	82,041	—	6,724,200
Residential mortgage and equity lines	3,934,762	—	9,058	—	3,943,820
Installment and other loans	4,349	—	—	—	4,349
Total gross loans	$13,394,786	$454,953	$146,049	$—	$13,995,788

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of December 31, 2019 and December 31, 2018.

		Real Estate	Commercial	Residential
	Commercial	Construction	Mortgage	Mortgage	Consumer
	Loans	Loans	Loans	and Equity Lines	and Other	Total
	(In thousands)
December 31, 2019
Loans individually evaluated for impairment
Allowance	$2,543	$—	$473	$220	$—	$3,236
Balance	$24,596	$4,580	$35,070	$11,613	$—	$75,859

Loans collectively evaluated for impairment
Allowance	$54,478	$19,474	$33,129	$12,888	$19	$119,988
Balance	$2,754,148	$575,284	$7,240,192	$4,424,948	$5,050	$14,999,622

Total allowance	$57,021	$19,474	$33,602	$13,108	$19	$123,224
Total balance	$2,778,744	$579,864	$7,275,262	$4,436,561	$5,050	$15,075,481

December 31, 2018
Loans individually evaluated for impairment
Allowance	$1,837	$—	$877	$1,088	$—	$3,802
Balance	$36,940	$4,873	$51,471	$13,602	$—	$106,886

Loans collectively evaluated for impairment
Allowance	$53,141	$19,626	$32,610	$13,194	$18	$118,589
Balance	$2,705,025	$576,581	$6,672,729	$3,930,218	$4,349	$13,888,902

Total allowance	$54,978	$19,626	$33,487	$14,282	$18	$122,391
Total balance	$2,741,965	$581,454	$6,724,200	$3,943,820	$4,349	$13,995,788

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2019 and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)
2018 Beginning Balance	$49,796	$24,838	$37,610	$11,013	$22	$123,279

Provision/(reversal) for loan losses	3,936	(5,389)	(6,289)	3,246	(4)	(4,500)

Charge-offs	(629)	—	(2,348)	(229)	—	(3,206)
Recoveries	1,875	177	4,514	252	—	6,818
Net Recoveries	1,246	177	2,166	23	—	3,612

2018 Ending Balance	$54,978	$19,626	$33,487	$14,282	$18	$122,391
Reserve for impaired loans	$1,837	$—	$877	$1,088	$—	$3,802
Reserve for non-impaired loans	$53,141	$19,626	$32,610	$13,194	$18	$118,589
Reserve for off-balance sheet credit commitments	$1,161	$745	$95	$246	$3	$2,250

2019 Beginning Balance	$54,978	$19,626	$33,487	$14,282	$18	$122,391

Provision/(reversal) for loan losses	4,885	(4,764)	(5,216)	(1,906)	1	(7,000)

Charge-offs	(6,997)	—	—	—	—	(6,997)
Recoveries	4,155	4,612	5,331	732	—	14,830
Net (Charge-offs)/Recoveries	(2,842)	4,612	5,331	732	—	7,833

2019 Ending Balance	$57,021	$19,474	$33,602	$13,108	$19	$123,224
Reserve for impaired loans	$2,543	$—	$473	$220	$—	$3,236
Reserve for non-impaired loans	$54,478	$19,474	$33,129	$12,888	$19	$119,988
Reserve for off-balance sheet credit commitments	$2,301	$1,047	$193	$311	$3	$3,855

An analysis of the activity in the allowance for credit losses for the years ended December 31, 2019, 2018, and 2017 is as follows:

	For the year ended December 31,
	2019	2018	2017
	(In thousands)
Allowance for Loan Losses
Balance at beginning of year	$122,391	$123,279	$118,966
Reversal for credit losses	(7,000)	(4,500)	(2,500)
Loans charged off	(6,997)	(3,206)	(4,173)
Recoveries of charged off loans	14,830	6,818	10,986
Balance at end of year	$123,224	$122,391	$123,279

Reserve for Off-balance Sheet Credit Commitments
Balance at beginning of year	$2,250	$4,588	$3,224
Provision/(reversal) for credit losses and transfers	1,605	(2,338)	1,364
Balance at end of year	$3,855	$2,250	$4,588

Residential mortgage loans in process of formal foreclosure proceedings were $1.0 million at December 31, 2019, compared to $862 thousand at December 31, 2018.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

5.	Investments in Affordable Housing and Alternative Energy Partnerships

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

The investments in these entities approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $308.7 million and $282.7 million as of December 31, 2019 and 2018, respectively.

The Company’s investments in these partnerships, net, are presented in the table below:

	As of December 31,
(In thousands)	2019	2018

Investments in affordable housing partnerships, net	$276,506	$259,046
Other borrowings for affordable housing limited partnerships	$29,022	$17,298
Investments in affordable housing and alternative energy partnerships, unfunded commitments	$114,541	$113,046
Investments in alternative energy tax credit partnerships, net	$32,175	$23,688

At December 31, 2019, ten of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s Consolidated Financial Statements increased total assets and liabilities by $36.3 million at December 31, 2019, and by $23.8 million at December 31, 2018. Recourse in other borrowings for affordable housing limited partnerships is limited to the assets of the limited partnerships. Investments in alternative energy partnerships were $32.2 million as of December 31, 2019. At December 31, 2019, $18.9 million of this investment is in an escrow account with a major bank. These funds will be disbursed in 2020 for solar energy systems to be installed in 2020 and will be expected to generate solar tax credits of $14.9 million. Unfunded commitments for affordable housing limited partnerships and alternative energy tax credit partnerships were recorded under other liabilities.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

As of December 31, 2019, the Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships, net, are estimated to be paid as follows:

Amount
Year Ending December 31,	(In thousands)
2020	$64,137
2021	26,914
2022	17,382
2023	1,695
2024	770
Thereafter	3,643
Total unfunded commitments	$114,541

Each of the partnerships must meet regulatory requirements for affordable housing and alternative energy projects, including long-term minimum compliance periods (such as a 15-year minimum compliance period for certain affordable housing tax credits) to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining tax credits to be utilized over a multiple-year period are $207.6 million for Federal and $1.5 million for state as of December 31, 2019. The possible inability to realize these tax credits and other returns from our investments in these partnerships can have a negative impact on our financial results. The risk of not being able to realize the tax credits and other returns depends on many factors, including changes in the applicable provisions of the tax code, the ability of the projects to be completed and properly managed and other factors that are outside of our control.  See “Item 1A. Risk Factors” for more information. Losses in excess of the Bank’s investment in three limited partnerships have not been recorded in the Company’s Consolidated Financial Statements because the Company had fully satisfied all capital commitments required under the respective limited partnership agreements. In 2019, non-interest expense included a $2.1 million impairment charge for investments in low income housing partnerships. In 2018, non-interest expense included a $4.5 million impairment charge for investments in low income housing partnerships.

The following table summarizes the Company’s usage of affordable housing and other tax credits including energy tax credits.

	As of December 31,
(In thousands)	2019	2018	2017

Affordable housing and other tax credits recognized	$21,523	$18,860	$17,727
Alternative energy tax credit usage	$17,786	$15,013	$3,301

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

6.	Premises and Equipment

Premises and equipment consisted of the following as of December 31, 2019, and December 31, 2018:

	As of December 31,
	2019	2018
	(In thousands)
Land and land improvements	$42,476	$42,476
Building and building improvements	79,819	79,389
Furniture, fixtures and equipment	60,141	56,503
Leasehold improvement	17,380	17,075
Construction in process	1,647	1,150
	201,463	196,593
Less: Accumulated depreciation/amortization	97,224	93,404
Premises and equipment, net	$104,239	$103,189

The amount of depreciation/amortization included in operating expense was $6.1 million in 2019, $6.4 million in 2018, and $6.5 million in 2017.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

7.	Deposits

The following table displays deposit balances as of December 31, 2019, and December 31, 2018:

	As of December 31,
	2019	2018
	(In thousands)

Demand	$2,871,444	$2,857,443
NOW accounts	1,358,152	1,365,763
Money market accounts	2,260,764	2,027,404
Saving accounts	758,903	738,656
Time deposits	7,443,045	6,713,074
Total	$14,692,308	$13,702,340

Time deposits outstanding as of December 31, 2019, mature as follows.

	Expected Maturity Date at December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
	(In thousands)
Time deposits	$6,750,080	$635,144	$20,323	$37,430	$56	$12	$7,443,045

Accrued interest payable on customer deposits was $22.3 million at December 31, 2019, $10.5 million at December 31, 2018, and $4.4 million at December 31, 2017. The following table summarizes the interest expense on deposits by account type for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Interest bearing demand	$2,371	$2,718	$2,242
Money market accounts	21,508	16,202	15,062
Saving accounts	1,432	1,583	1,772
Time deposits	152,791	86,368	46,768
Total	$178,102	$106,871	$65,844

The aggregate amount of domestic time deposits in denominations that meet or exceed the current FDIC insurance limit of $250,000 was $3.1 billion and $2.8 billion as of December 31, 2019 and 2018, respectively. Foreign offices time deposits of $192.9 million and $174.4 million as of December 31, 2019 and 2018, respectively, were in denominations of $250,000 or more.

8.	Borrowed Funds

There were no outstanding securities sold under agreements to repurchase at December 31, 2019, and December 31, 2018.

Securities sold under agreements to repurchase, if any, are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	2019	2018	2017
	(Dollars in thousands)

Average amount outstanding during the year (1)	$—	$49,589	$136,849
Maximum amount outstanding at month-end (2)	—	100,000	150,000
Balance, December 31	—	—	100,000
Rate, December 31	—%	—%	2.86%
Weighted average interest rate for the year	—%	—%	3.11%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were January 2018, and January 2017.

The Company had $25.7 million of short-term borrowings outstanding as of December 31, 2019. This funding was entered into by the Company's Hong Kong office, and will mature in 2020. As of December 31, 2019, short-term borrowings had a weighted average interest rate of 2.69%

As of December 31, 2019, over-night borrowings from the FHLB were $450.0 million at a rate of 1.66% compared to $200.0 million at a rate of 2.56% at December 31, 2018. As of December 31, 2019, the advances from the FHLB were $220 million at a weighted average rate of 2.26% compared to $330 million at a weighted average rate of 2.42% as of December 31, 2018. As of December 31, 2019, final maturity for the FHLB advances is $75 million in May 2021, $50 million in June 2021, $75 million in July 2021, and $20 million in May 2023.

In connection with the Company’s acquisition of SinoPac Bancorp, the Company paid $100 million of the purchase price on November 14, 2017. The residual payable cash balance has a floating rate of three-month LIBOR rate plus 150 basis points. As of December 31, 2019, the outstanding payable balance of $7.0 million has an interest rate of 3.4%. The remaining balance plus accrued interest are due and payable in July 2020.

On October 12, 2017, the Bank entered into a term loan agreement of $75.0 million with U.S. Bank. The principal amount outstanding as of December 31, 2018 was $70.3 million. The loan had a floating rate of one-month LIBOR plus 175 basis points. As of December 31, 2018, the term loan had an interest rate of 4.125%. The principal amount of the long-term debt from U.S. Bank is due and payable in consecutive quarterly installments in the amount of $4.7 million each on the last day of each calendar quarter commencing December 31, 2018, with the final installment due and payable on October 12, 2020. In November 2019 the Bank prepaid in full its term loan with U.S. Bank at par.

Other Liabilities. On November 23, 2004, the Company entered into an agreement with Mr. Dunson K. Cheng, pursuant to which he agreed to defer any bonus amounts in excess of $225,000 for the year ended December 31, 2005, until the later of January 1 of the first year following his separation from service from the Company or the first day of the seventh month following his separation from service from the Company. Accordingly, an amount equal to $610,000 was deferred in 2004 and was accrued in other liabilities in the consolidated balance sheet. The Company agreed to accrue interest on the deferred portion of the bonus at 7.0% per annum compounded quarterly. The deferred amount will be increased each quarter by the amount of interest computed for that quarter. On November 23, 2014, the interest rate was reset to 5.06% based on 275 basis points above the interest rate on the ten-year Treasury Note on that date. On March 13, 2014, the Compensation Committee of the Company awarded Mr. Cheng a cash bonus in the amount of $300,000 for the quarter ended December 31, 2013, and provided as part of the award that payment of the bonus would be deferred until the later of January 1 of the first year following his separation from service from the Company or the first day of the seventh month following his separation from service from the Company. The Company accrues interest on the deferred bonus at 5.02% per annum compounded quarterly. On March 28, 2019, the interest rate was reset to 5.72% based on 350 basis points above the interest rate on the five-year Treasury Note on that date.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Interest of $99,000 during 2019, $92,000 during 2018, and $87,000 during 2017 was accrued on the deferred bonuses. The balance was $2.0 million at December 31, 2019, and $1.9 million at December 31, 2018.

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

At December 31, 2019, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 4.09%, compared to $119.1 million with a weighted average rate of 4.96% at December 31, 2018. The Junior Subordinated Notes have a stated maturity term of 30 years. Interest expense, excluding impact of cash flow interest rate swaps entered into during June 2014, on the Junior Subordinated Notes was $5.6 million for 2019, $5.2 million for 2018, and $4.1 million for 2017.

9.	Capital Resources

Total equity was $2.29 billion at December 31, 2019, an increase of $172.4 million, or 8.1%, from $2.12 billion at December 31, 2018, primarily due to increases in net income of $279.1 million, proceeds from dividend reinvestment of $3.4 million, stock based compensation of $6.6 million, and other comprehensive income of $20.3 million, offset by shares withheld related to net share settlement of RSUs of $2.3 million, purchase of treasury stock of $36.3 million, and common stock cash dividends of $99.1 million. The Company paid cash dividends of $1.24 per common share in 2019 and $1.03 per common share in 2018.

On October 26, 2018, the Board of Directors approved a stock repurchase program to buy back up to $45.0 million of Bancorp’s common stock. In 2018, the Company repurchased 913,400 shares for $35.1 million, at an average cost of $38.43 per share under the October 2018 repurchase program. In May 2019, the Company completed the October 2018 stock repurchase program with the repurchase of 1,182,060 shares in total for approximately $45.0 million at an average cost of $38.07 per share of Bancorp’s common stock.

On May 7, 2019, the Board of Directors announced the approval of a new stock repurchase program to buy back up to $50.0 million of Bancorp’s common stock. In 2019, the Company repurchased 741,934 shares for $26.4 million, at an average cost of $35.59 per share under the May 2019 repurchase program. As of December 31, 2019, the Company may repurchase up to $23.6 million of Bancorp’s common stock under the May 2019 repurchase program.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The five special purpose trusts established for the purpose of issuing the Capital Securities are considered variable interest entities. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the Consolidated Financial Statements of the Company. The Junior Subordinated Notes, all of which were issued before May 19, 2010, are currently included in the Tier 2 capital of the Bancorp for regulatory capital purposes. Under the Dodd-Frank Act, trust preferred securities issued before May 19, 2010 by bank holding companies with assets of less than $15 billion as of December 31, 2019 continue to qualify for Tier 1 capital treatment. As of December 31, 2019 and 2018, the Company’s assets exceeded the $15 billion threshold and, as a result, the Junior Subordinated Notes no longer qualify as Tier 1 capital for regulatory reporting purposes.

The table below summarizes the outstanding Junior Subordinated Notes issued by the Company to each trust as of December 31, 2019:

		Principal	Not			Current	Date of	Payable/
	Issuance	Balance of	Redeemable	Stated	Annualized	Interest	Rate	Distribution
Trust Name	Date	Notes	Until	Maturity	Coupon Rate	Rate	Change	Date
(Dollars in thousands)
Cathay Capital Trust I	June 26,	$20,619	June 30,	June 30,	3-month	5.11%	December 30,	March 30
	2003		2008	2033	LIBOR		2019	June 30
					+ 3.15%			September 30
								December 30

Cathay Statutory Trust I	September 17,	20,619	September 17,	September 17,	3-month	4.90%	December 17,	March 17
	2003		2008	2033	LIBOR		2019	June 17
					+ 3.00%			September 17
								December 17

Cathay Capital Trust II	December 30,	12,887	March 30,	March 30,	3-month	4.86%	December 30,	March 30
	2003		2009	2034	LIBOR		2019	June 30
					+ 2.90%			September 30
								December 30

Cathay Capital Trust III	March 28,	46,392	June 15,	June 15,	3-month	3.37%	December 16,	March 15
	2007		2012	2037	LIBOR		2019	June 15
					+ 1.48%			September 15
								December 15

Cathay Capital Trust IV	May 31,	18,619	September 6,	September 6,	3-month	3.29%	December 6,	March 6
	2007		2012	2037	LIBOR		2019	June 6
					+ 1.4%			September 6
								December 6
Total Junior Subordinated Notes		$119,136

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

10.	Income Taxes

For the years ended December 31, 2019, 2018, and 2017, the current and deferred amounts of the income tax expense are summarized as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Current:
Federal	$20,943	$26,820	$59,433
State	39,466	36,639	28,278
Total Current	$60,409	$63,459	$87,711

Deferred:
Federal	$7,464	$1,495	$31,818
State	2,361	848	2,736
Total Deferred	$9,825	$2,343	$34,554

Total income tax expense	$70,234	$65,802	$122,265

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes. Net deferred tax assets at December 31, 2019, and at December 31, 2018, are included in other assets in the accompanying Consolidated Balance Sheets and are as follows:

	As of December 31,
	2019	2018
	(In thousands)
Deferred Tax Assets
Loan loss allowance, due to differences in computation of bad debts	$38,936	$37,567
Share-based compensation	2,945	3,260
Non-accrual interest	1,005	2,277
Write-down on equity securities and venture capital investments	2,010	2,095
Depreciation and amortization	—	3,798
State tax	4,540	4,344
Unrealized loss on interest rate swaps	1,599	190
Unrealized loss on securities available-for-sale, net	—	3,864
Unrealized loss on equity securities	—	843
Tax credits carried forward	9,473	9,473
Net operating loss carried forward	14,247	17,098
Other, net	5,012	4,782
Gross deferred tax assets	79,767	89,591

Deferred Tax Liabilities
Deferred loan costs	(9,778)	(8,839)
Depreciation and amortization	(1,606)	—
Unrealized gain on securities available-for-sale, net	(5,990)	—
Unrealized gain on equity securities	(668)	—
Dividends on Federal Home Loan Bank common stock	(978)	(956)
Other, net	(3,307)	(4,008)
Gross deferred tax liabilities	(22,327)	(13,803)
Net deferred tax assets	$57,440	$75,788

Amounts for the current year are based upon estimates and assumptions and could vary from amounts shown on the tax returns as filed.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

As of December 31, 2019, the Company’s gross net operating loss (“NOL”) carryovers, all of which are subject to limitation under Section 382 of the Internal Revenue Code, totaled approximately $43.0 million for which a deferred tax asset of $9.0 million has been recorded reflecting the expected benefit of these federal NOL carryovers. At December 31, 2019, the Company has California NOL carryovers of $52.8 million for which a California deferred tax asset of $5.2 million has been recorded reflecting the expected benefit of these California NOL carryovers. The annual IRC Section 382 limitation is $10.2 million per year until 2021 and decreases to $8.8 million in 2022 and to $7.3 million per year thereafter. If not utilized, a portion of the Company’s federal and state NOL’s will begin to expire in 2030. At December 31, 2019, the Company’s federal tax credit carryovers and AMT tax credit carryovers total $7.7 million and $1.1 million, respectively. If not utilized, the federal tax credit carryovers will begin in expire in 2028. The AMT tax credit carryovers can be carried forward indefinitely.

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

The Company had current income tax receivables of $9.6 million at December 31, 2019, and $9.0 million at December 31, 2018. Current income tax receivable is included in other assets in the accompanying Consolidated Balance Sheets.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2016 and by the California Franchise Tax Board back to 2015. The Company is currently under audit by the Internal Revenue Service for 2017. It is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

Income tax expense results in effective tax rates that differ from the statutory federal income tax rate for the years indicated as follows:

	Year Ended December 31,
	2019		2018		2017
	(Dollars in thousands)
Tax provision at Federal statutory rate	$73,368	21.0%	$70,914	21.0%	$104,407	35.0%
State income taxes, net of Federal income tax benefit	33,276	9.5	29,750	8.8	20,616	6.9
Deferred taxes write-down due to Tax Cuts and Jobs Act	—	—	—	—	23,365	7.8
Excess deduction for stock option and RSUs	(398)	(0.1)	(555)	(0.2)	(3,146)	(1.0)
Non-taxable bargain purchase gain	—	—	(71)	—	(1,970)	(0.7)
Low income housing and other tax credits	(37,519)	(10.7)	(34,517)	(10.2)	(20,656)	(6.9)
Other, net	1,507	0.4	281	0.1	(351)	(0.1)
Total income tax expense	$70,234	20.1%	$65,802	19.5%	$122,265	41.0%

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

11.	Stockholders’ Equity and Earnings per Share

As a bank holding company, the Bancorp’s ability to pay dividends will depend upon the dividends it receives from the Bank and on the income it may generate from any other activities in which it may engage, either directly or through other subsidiaries.

Under California banking law, the Bank may not, without regulatory approval, pay a cash dividend that exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2019, is restricted to approximately $166.3 million.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the years ended December 31, 2019, and 2018 was as follows:

	2019			2018
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, loss, net of tax
Securities available-for-sale			$(17,765)			$(1,060)
Cash flow hedge derivatives			(241)			(1,451)
Total			$(18,006)			$(2,511)

Reclassification adjustment for stranded tax effects of Tax Cuts and Jobs Act (1)
Securities available-for-sale	—	—	—	—	200	(200)
Cash flow hedge derivatives	—	—	—	—	315	(315)
Total	—	—	—	—	515	(515)

Reclassification adjustment for equity securities (2)
Equity securities	—	—	—	(12,147)	(3,591)	(8,556)

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$33,543	$9,915	$23,628	$(11,263)	$(3,329)	$(7,934)
Cash flow hedge derivatives	(4,502)	(1,331)	(3,171)	2,165	640	1,525
Total	29,041	8,584	20,457	(9,098)	(2,689)	(6,409)

Reclassification adjustment for net gains in net income
Securities available-for-sale	(211)	(62)	(149)	(22)	(7)	(15)
Cash flow hedge derivatives	—	—	—	—	—	—
Total	(211)	(62)	(149)	(22)	(7)	(15)

Total other comprehensive income/(loss)
Securities available-for-sale	33,332	9,853	23,479	(11,285)	(3,336)	(7,949)
Cash flow hedge derivatives	(4,502)	(1,331)	(3,171)	2,165	640	1,525
Total	$28,830	$8,522	$20,308	$(9,120)	$(2,696)	$(6,424)
Ending balance, gain/(loss), net of tax
Securities available-for-sale			$5,714			$(17,765)
Cash flow hedge derivatives			(3,412)			(241)
Total			$2,302			$(18,006)

(1) These amounts were recorded as of January 1, 2018 as a result of the adoption of ASU 2018-2.
(2) This amount was recorded as of January 1, 2018 as a result of the adoption of ASU 2016-1.

The Board of Directors of the Bancorp is authorized to issue preferred stock in one or more series and to fix the voting powers, designations, preferences or other rights of the shares of each such class or series and the qualifications, limitations, and restrictions thereon. Any preferred stock issued by the Bancorp may rank prior to the Bancorp common stock as to dividend rights, liquidation preferences, or both, may have full or limited voting rights, and may be convertible into shares of the Bancorp common stock. There are no shares of preferred stock currently issued and outstanding.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	Year Ended December 31,
	2019			2018			2017
			Per			Per			Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except shares and per share data)
Net income	$279,135			$271,885			$176,042
Basic EPS, income	$279,135	79,999,703	$3.49	$271,885	81,131,269	$3.35	$176,042	80,262,782	$2.19

Effect of dilutive stock options		248,190			476,077			741,768

Diluted EPS, income	$279,135	80,247,893	$3.48	$271,885	81,607,346	$3.33	$176,042	81,004,550	$2.17

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

12.	Commitments and Contingencies

Legal Proceedings. The Company is involved in various claims and legal proceedings that arise in the course of conducting the Company’s business. The outcome of such claims and legal proceedings are inherently difficult to predict. Management, after consultation with legal counsel and based upon information currently available to the Company, believes that any liability resulting from the resolution of any claims and proceedings currently pending against the Company will not have a material effect upon the Company’s consolidated financial condition, results of operations, or liquidity taken as a whole.

In accordance with ASC 450, “Contingencies,” the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss contingency is probable and can be reasonably estimated. The Company estimates the amount of loss contingencies using current available information from legal proceedings, advice from legal counsel, and available insurance coverage. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of the legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the legal proceedings in question. Thus, the Company’s exposure and ultimate losses may be higher, and possibly significantly more than the amounts accrued.

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

Financial instruments for which contract amounts represent the amount of credit risk include the following:

	As of December 31,
	2019	2018
	(In thousands)
Commitments to extend credit	$3,077,081	$2,691,579
Standby letters of credit	282,352	245,087
Commercial letters of credit	22,209	35,759
Bill of lading guarantees	319	730
Total	$3,381,961	$2,973,155

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

As of December 31, 2019, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

As of December 31, 2019, commitments to extend credit of $3.1 billion include commitments to fund fixed rate loans of $182.8 million and adjustable rate loans of $2.9 billion.

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

13.	Leases

The Company determines if a contract arrangement is a lease at inception and primarily enters into operating lease contracts for its branch locations, office space and certain equipment. As part of its property lease agreements, the Company may seek to include options to extend or terminate at lease when it is reasonably certain that the Company will exercise those options. The ROU lease asset also includes any lease payments made and lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not possess any leases that have variable lease payments or residual value guarantees as of December 31, 2019.

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

Significant Assumptions - The Company uses its incremental borrowing rate to determine the present value of its lease liabilities. The Company calculated a weighted average borrowing rate of 3.10% and a weighted average remaining lease term of 5.4 years as of December 31, 2019.

As of December 31, 2019, the Company recorded a ROU asset of $34.0 million, net of accumulated amortization of $8.4 million. Operating lease expense was $13.3 million as of December 31, 2019 and includes short-term leases that were immaterial. Operating cash flows from operating leases were $8.4 million as of December 31, 2019. The below maturity schedule represents the undiscounted lease payments for the five-year period and thereafter as of December 31, 2019.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

As of December 31, 2019
Operating Leases
(In thousands)
2020	$8,764
2021	7,923
2022	6,771
2023	5,714
2024	3,852
Thereafter	6,199
Total lease payments	39,223
Less amount of payment representing interest	(3,350)
Total present value of lease payments	$35,873

The following table shows future minimum payments under operating leases with terms in excess of one year as of December 31, 2018.

As of December 31, 2018
Operating Leases
(In thousands)
2019	$8,835
2020	7,220
2021	6,406
2022	5,406
2023	4,208
Thereafter	4,899
Total minimum lease payments	$36,974

14.	Financial Derivatives

The Company does not speculate on the future direction of interest rates. As part of the Company’s asset and liability management, however, the Company enters into financial derivatives to seek to mitigate exposure to interest rate risks related to its interest-earning assets and interest-bearing liabilities. The Company believes that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in assets or liabilities and against risk in specific transactions of the Company. In such instances, the Company may protect its position through the purchase or sale of interest rate futures contracts for a specific cash or interest rate risk position. Other hedging transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds. Prior to considering any hedging activities, the Company seeks to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges will require an assessment of basis risk and must be approved by the Bancorp or the Bank’s Investment Committee.

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

In May 2014, the Bancorp entered into five interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Bancorp pays a weighted average fixed interest rate of 2.61% and receives a variable interest rate of the three-month LIBOR at a weighted average rate of 2.26%. As of December 31, 2019, the notional amount of cash flow interest rate swaps was $119.1 million and their unrealized loss of $3.4 million, net of taxes, was included in other comprehensive income compared to unrealized loss of $241 thousand at December 31, 2018. For the year ended December 31, 2019, the periodic net settlement of interest rate swaps included in interest expense was $200 thousand compared to $539 thousand in 2018. As of December 31, 2019, and 2018, the ineffective portion of these interest rates swaps was not significant.

As of December 31, 2019, the Bank’s outstanding interest rate swap contracts had a notional amount of $579.6 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. The Bank pays a weighted average fixed rate of 4.71% and receives a variable rate at the one-month LIBOR rate plus a weighted average spread of 262 basis points, or at a weighted average rate of 4.87%. As of December 31, 2019, and 2018, the notional amount of fair value interest rate swaps was $579.6 million and $613.4 million with unrealized losses of $7.2 million and unrealized gains of $6.6 million, respectively, were included in other non-interest income. The amount of periodic net settlement of interest rate swaps increased interest income by $996 thousand in 2019 compared to a decrease in interest income of $256 thousand in 2018. As of December 31, 2019, and 2018, the ineffective portion of these interest rate swaps was not significant.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $7.1 million as of December 31, 2019 and $1.8 million as of December 31, 2018.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheet. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At December 31, 2019, the notional amount of option contracts totaled $908 thousand with a net negative fair value of $7 thousand. At December 31, 2019, spot, forward, and swap contracts in the total notional amount of $146.4 million had a positive fair value of $2.4 million. Spot, forward, and swap contracts in the total notional amount of $127.0 million had a negative fair value of $1.4 million at December 31, 2019. At December 31, 2018, the notional amount of option contracts totaled $1.2 million with a net negative fair value of $6 thousand. At December 31, 2018, spot, forward, and swap contracts in the total notional amount of $86.9 million had a positive fair value of $397 thousand. Spot, forward, and swap contracts in the total notional amount of $95.0 million had a negative fair value of $1.8 million at December 31, 2018.

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

Assets measured at estimated fair value on a non-recurring basis.

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the year ended December 31, 2019 and December 31, 2018, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at December 31, 2019, and at December 31, 2018:

As of December 31, 2019	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$74,936	$—	$—	$74,936
U.S. government agency entities	—	90,796	—	90,796
U.S. government sponsored entities	—	224,443	—	224,443
Mortgage-backed securities	—	887,790	—	887,790
Collateralized mortgage obligations	—	552	—	552
Corporate debt securities	—	173,325	—	173,325
Total securities available-for-sale	74,936	1,376,906	—	1,451,842

Equity securities
Mutual funds	6,277	—	—	6,277
Preferred stock of government sponsored entities	10,529	—	—	10,529
Other equity securities	11,199	—	—	11,199
Total equity securities	28,005	—	—	28,005
Warrants	—	—	39	39
Interest rate swaps	—	2,181	—	2,181
Foreign exchange contracts	—	2,411	—	2,411
Total assets	$102,941	$1,381,498	$39	$1,484,478

Liabilities

Option contracts	$—	$7	$—	$7
Interest rate swaps	—	14,229	—	14,229
Foreign exchange contracts	—	1,415	—	1,415
Total liabilities	$—	$15,651	$—	$15,651

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

As of December 31, 2018	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$124,751	$—	$—	$124,751
U.S. government agency entities	—	5,871	—	5,871
U.S. government sponsored entities	—	388,363	—	388,363
Mortgage-backed securities	—	656,744	—	656,744
Collateralized mortgage obligations	—	977	—	977
Corporate debt securities	—	65,803	—	65,803
Total securities available-for-sale	124,751	1,117,758	—	1,242,509

Equity securities
Mutual funds	6,094	—	—	6,094
Preferred stock of government sponsored entities	7,822	—	—	7,822
Other equity securities	11,182	—	—	11,182
Total equity securities	25,098	—	—	25,098
Warrants	—	—	184	184
Interest rate swaps	—	7,810	—	7,810
Foreign exchange contracts	—	397	—	397
Total assets	$149,849	$1,125,965	$184	$1,275,998

Liabilities

Option contracts	$—	$6	$—	$6
Interest rate swaps	—	1,543	—	1,543
Foreign exchange contracts	—	1,763	—	1,763
Total liabilities	$—	$3,312	$—	$3,312

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at December 31, 2019 and 2018, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at December 31, 2019, and at December 31, 2018, and the total losses for the periods indicated:

	As of December 31, 2019				Total Losses/(Gains)
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2019	December 31, 2018
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$—	$6,196	$6,196	$—	$—
Commercial mortgage loans	—	—	25,566	25,566	—	—
Residential mortgage and equity lines	—	—	5,320	5,320	—	—
Total impaired loans	—	—	37,082	37,082	—	—
Other real estate owned (1)	—	6,490	4,343	10,833	681	(619)
Investments in venture capital	—	—	1,604	1,604	167	330
Total assets	$—	$6,490	$43,029	$49,519	$848	$(289)

(1) Other real estate owned balance of $10.2 million in the Consolidated Balance Sheets is net of estimated disposal costs.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

	As of December 31, 2018				Total Losses/(Gains)
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2018	December 31, 2017
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$—	$4,733	$4,733	$—	$25
Commercial mortgage loans	—	—	26,186	26,186	—	—
Residential mortgage and equity lines	—	—	6,850	6,850	—	—
Total impaired loans	—	—	37,769	37,769	—	25
Other real estate owned (1)	—	9,023	4,343	13,366	(619)	457
Investments in venture capital	—	—	2,162	2,162	330	392
Total assets	$—	$9,023	$44,274	$53,297	$(289)	$874

(1) Other real estate owned balance of $12.7 million in the Consolidated Balance Sheets is net of estimated disposal costs.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans was primarily based on the appraised value of collateral adjusted by estimated sales cost and commissions. The Company generally obtains new appraisal reports on an annual basis. As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. During the 2018 reported period, collateral discounts ranged from 55% in the case of accounts receivable collateral to 65% in the case of inventory collateral. In the current year, the Company began using borrower specific collateral discounts with various discount levels.

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

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are the expected life of warrant ranging from one to five years, risk-free interest rate from 1.72% to 1.86%, and stock volatility of the Company from 13.76% to 17.36%.

16.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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

Short-term and Other Borrowings. This category includes borrowings from other financial institutions.  The fair value of other borrowings is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk, a Level 3 measurement.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Fair Value of Financial Instruments

	December 31, 2019		December 31, 2018
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$177,240	$177,240	$225,333	$225,333
Short-term investments	416,538	416,538	374,957	374,957
Securities available-for-sale	1,451,842	1,451,842	1,242,509	1,242,509
Loans, net (1)	14,951,631	15,444,752	13,871,832	13,928,162
Equity securities	28,005	28,005	25,098	25,098
Investment in Federal Home Loan Bank stock	18,090	18,090	17,250	17,250
Warrants	39	39	184	184

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$146,397	$2,411	$86,875	$397
Interest rate swaps	130,401	2,181	467,410	7,810

Financial Liabilities	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Deposits	$14,692,308	$14,719,452	$13,702,340	$13,754,028
Short-term borrowings	25,683	25,683	—	—
Advances from Federal Home Loan Bank	670,000	674,530	530,000	529,500
Other borrowings	36,666	30,764	35,756	34,031
Long-term debt	119,136	76,058	189,448	132,615

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$908	$7	$1,215	$6
Foreign exchange contracts	127,003	1,415	94,977	1,763
Interest rate swaps	602,291	14,229	265,166	1,543

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,077,081	$(9,826)	$2,691,579	$(8,843)
Standby letters of credit	282,352	(2,431)	245,087	(2,662)
Other letters of credit	22,209	(20)	35,759	(30)
Bill of lading guarantees	319	(1)	730	—

(1) In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of December 31, 2019 & 2018 was measured using an exit price notion.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the level in the fair value hierarchy for the estimated fair values of only financial instruments that are not already on the Consolidated Balance Sheets at fair value at December 31, 2019, and December 31, 2018.

	As of December 31, 2019
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$177,240	$177,240	$—	$—
Short-term investments	416,538	416,538	—	—
Securities available-for-sale	1,451,842	74,936	1,376,906	—
Loans, net (1)	15,444,752	—	—	15,444,752
Equity securities	28,005	28,005	—	—
Investment in Federal Home Loan Bank stock	18,090	—	18,090	—
Warrants	39	—	—	39
Financial Liabilities
Deposits	14,719,452	—	—	14,719,452
Short-term borrowings	25,683	—	—	25,683
Advances from Federal Home Loan Bank	674,530	—	674,530	—
Other borrowings	30,764	—	—	30,764
Long-term debt	76,058	—	76,058	—

	As of December 31, 2018
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$225,333	$225,333	$—	$—
Short-term investments	374,957	374,957	—	—
Securities available-for-sale	1,242,509	124,751	1,117,758	—
Loans, net (1)	13,928,162	—	—	13,928,162
Equity securities	25,098	25,098	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	184	—	—	184
Financial Liabilities
Deposits	13,754,028	—	—	13,754,028
Advances from Federal Home Loan Bank	529,500	—	529,500	—
Other borrowings	34,031	—	—	34,031
Long-term debt	132,615	—	132,615	—

(1) In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of December 31, 2019 &2018 was measured using an exit price notion.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under ASC 606:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Non-interest income, in-scope(1):
Fees and service charges on deposit accounts	$7,848	$8,387	$9,173
Wealth management fees	9,241	5,905	3,065
Other service fees(2)	14,392	13,693	13,411
Total in-scope noninterest income	31,481	27,985	25,649

Noninterest income, not in-scope(3)	13,270	3,722	10,648
Total noninterest income	$44,751	$31,707	$36,297

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

     Employee Stock Ownership Plan. Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company can make annual contributions to a trust in the form of either cash or common stock of the Bancorp for the benefit of eligible employees. Employees are eligible to participate in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for each of two consecutive years for salaried part-time employees. The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations. The Company also pays for the administration of this plan and of the trust. The Company has not made contributions to the trust since 2004 and does not expect to make any contributions in the future. Effective June 17, 2004, the ESOP was amended to provide the participants the election either to reinvest the dividends on the Company stock allocated to their accounts or to have these dividends distributed to the participant. The ESOP trust purchased 22,933 shares in 2019, 17,559 shares in 2018, and 16,458 shares in 2017, of the Bancorp’s common stock at an aggregate cost of $827,000 in 2019, $706,000 in 2018, and $646,000 in 2017. The distribution of benefits to participants totaled 22,309 shares in 2019, 58,988 shares in 2018, and 57,014 shares in 2017. As of December 31, 2019, the ESOP owned 783,975 shares, or 1.0%, of the Company’s outstanding common stock.

401(k) Plan. In 1997, the Board approved the Company’s 401(k) Profit Sharing Plan, which began on March 1, 1997. Salaried employees who have completed three months of service and have attained the age of 21 are eligible to participate. Enrollment dates are on the first of each month. Participants may contribute up to 75% of their eligible compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code. Participants may change their contribution election on the enrollment dates. The vesting schedule for the matching contribution is 0% for less than two years of service, 25% after two years of service and from then on, at an increment of 25% each year until 100% is vested after five years of service. Effective on June 1, 2018, the Company matches 100% on the first 5.0% of eligible compensation contributed per pay period by the participant, on the first day of the following month after 30 days of service. The Company’s contribution amounted to $3.5 million in 2019, $3.1 million in 2018, and $2.3 million in 2017. The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulations. Participants may also borrow up to 50% of the vested amount, with a maximum of $50,000. The minimum loan amount is $1,000.

Bank-Owned Life Insurance. As of December 31, 2019, cash surrender value of bank-owned life insurance was $51.1 million. The Bank is the beneficiary under the policy. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier and pay a fixed dollar amount to the beneficiary designated by the officer.

19.	Equity Incentive Plans

Pursuant to the Company’s 2005 Incentive Plan, as amended and restated in May 2015, the Company may grant incentive stock options (employees only), non-statutory stock options, common stock awards, restricted stock, RSUs, stock appreciation rights and cash awards to non-employee directors and eligible employees. Cash received from exercises of stock options totaled zero in 2019, $838 thousand for 35,880 shares in 2018, and $1.1 million for 46,790 shares in 2017. Aggregate intrinsic value for options exercised was zero in 2019 compared to $718,000 in 2018.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

A summary of stock option activity for 2019, 2018, and 2017 follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in thousands)
Balance, December 31, 2016	82,670	23.37	1.10	$1,211
Exercised	(46,790)	$23.37
Balance, December 31, 2017	35,880	23.37	0.10	$675
Exercised	(35,880)	$23.37
Balance, December 31, 2018	—	—	—	$—
Balance, December 31, 2019	—	—	—	$—

At December 31, 2019, 2,398,672 shares were available under the 2005 Incentive Plan for future grants.

In addition to stock options, the Company also grants restricted stock units (“RSUs”) that are generally granted at no cost to the recipient. RSUs generally vest ratably over three years or cliff vest after one or three years of continued employment from the date of the grant. While a portion of RSUs may be time-vesting awards, others may vest subject to the attainment of specified performance goals and are referred to as “performance-based RSUs.” All RSUs are subject to forfeiture until vested.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents RSU activity for 2019, 2018, and 2017:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2016	152,476	28.89	574,943	28.96
Granted	87,781	38.59	159,264	40.36
Vested	(1,167)	38.03	(394,335)	39.96
Forfeited	(17,352)	33.10	—	—
Balance at December 31, 2017	221,738	32.72	339,872	33.52
Granted	141,810	43.30	55,455	39.46
Vested	(65,721)	41.59	(121,336)	37.87
Forfeited	(13,334)	35.96	(8,332)	0.30
Balance at December 31, 2018	284,493	35.79	265,659	32.90
Granted	108,925	36.37	124,586	36.37
Vested	(93,729)	35.14	(92,501)	38.36
Forfeited	(26,489)	39.34	—	—
Balance at December 31, 2019	273,200	35.90	297,744	32.65

The compensation expense recorded for RSUs was $6.6 million in 2019, $7.3 million in 2018, and $5.2 million in 2017. Unrecognized stock-based compensation expense related to RSUs was $9.3 million and $9.8 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019, these costs are expected to be recognized over the next 1.9 years.

The Company adopted ASU 2016-09 in 2017, pursuant to which all excess tax benefits and tax deficiencies from share based payments are recognized as income tax expense or benefit in the income statement instead of the previous accounting, which credited excess tax benefits to additional paid-in capital and tax deficiencies as a charge to income tax expense or as an offset to accumulated excess tax benefits, if any.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

20.	Condensed Financial Information of Cathay General Bancorp

The condensed financial information of the Bancorp as of December 31, 2019, and December 31, 2018, and for the years ended December 31, 2019, 2018, and 2017 is as follows:

Balance Sheets

	As of December 31,
	2019	2018
	(In thousands, except
	share and per share data)
Assets
Cash	$32,468	$19,861
Cash pledged as margin for interest rate swaps	7,098	1,766
Short-term certificates of deposit	330	328
Equity securities	19,258	17,564
Investment in Cathay Bank subsidiary	2,365,206	2,290,073
Investment in non-bank subsidiaries	4,458	4,652
Other assets	5,530	6,012
Total assets	$2,434,348	$2,340,256
Liabilities
Junior subordinated debt	$119,136	$119,136
Long-term Debt	—	70,313
Deferred payments from acquisition	7,644	18,458
Other liabilities	13,285	10,483
Total liabilities	140,065	218,390
Commitments and contingencies	—	—
Stockholders' equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 90,064,382 issued and 79,729,419 outstanding at December 31, 2019, and 89,826,317 issued and 80,501,948 outstanding at December 31, 2018	900	898
Additional paid-in-capital	950,466	942,062
Accumulated other comprehensive loss, net	2,302	(18,006)
Retained earnings	1,659,153	1,479,149
Treasury stock, at cost (10,334,963 shares at December 31, 2019, and 9,324,369 shares at December 31, 2018)	(318,538)	(282,237)
Total stockholders' equity	2,294,283	2,121,866
Total liabilities and stockholders' equity	$2,434,348	$2,340,256

Statements of Operations

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash dividends from Cathay Bank and Far East National Bank	$238,998	$127,825	$265,207
Interest income	90	57	221
Interest expense	8,415	9,813	7,637
Non-interest income/(loss)	4,634	(1,940)	1,909
Gain from acquisition.	—	340	5,628
Non-interest expense	3,491	3,782	6,726
Income before income tax benefit	231,816	112,687	258,602
Income tax benefit	(2,459)	(4,971)	(5,687)
Income before undistributed earnings of subsidiaries	234,275	117,658	264,289
Undistributed earnings of subsidiary	44,860	154,227	(88,247)
Net income	$279,135	$271,885	$176,042

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from Operating Activities
Net income	$279,135	$271,885	$176,042
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(44,860)	(154,227)	88,247
(Gain)/loss on equity securities	(4,414)	2,242	—
Write-downs on venture capital and other investments	105	271	254
Loss/(gain) in fair value of warrants	145	(93)	(12)
Stock issued to directors as compensation	749	649	550
Net change in other assets	125	915	3,490
Gain from acquisition	—	(340)	(5,628)
Net change in other liabilities	(832)	(1,375)	5,949
Net cash provided by operating activities	230,153	119,927	268,892

Cash flows from Investment Activities
(Increase)/decrease in short-term investment	—	(1)	(2)
Proceeds from sale of equity securities	2,829	—	12,580
Purchase of available-for-sale securities	—	—	(2,759)
Venture capital and other investments	399	150	671
Acquisitions, net of cash acquired	—	—	(275,328)
Net cash provided by/(used in) investment activities	3,228	149	(264,838)

Cash flows from Financing Activities
Repayment of long-term debt	(81,065)	(21,633)	—
Proceeds of issuance of long-term debt	—	—	75,000
Cash dividends	(99,131)	(83,428)	(69,888)
Proceeds from shares issued under the Dividend Reinvestment Plan	3,366	2,821	2,528
Proceeds from exercise of stock options	—	838	1,094
Taxes paid related to net share settlement of RSUs	(2,311)	(3,550)	(5,128)
Purchase of treasury stock	(36,301)	(42,648)	—
Net cash (used in)/provided by financing activities	(215,442)	(147,600)	3,606
(Decrease)/Increase in cash and cash equivalents	17,939	(27,524)	7,660
Cash and cash equivalents, beginning of the year	21,627	49,151	41,491
Cash and cash equivalents, end of the year	$39,566	$21,627	$49,151

21.	Dividend Reinvestment Plan

      The Company has a Dividend Reinvestment Plan which allows for participants’ reinvestment of cash dividends and certain optional additional investments in the Bancorp’s common stock. Shares issued under the plan and the consideration received were 93,143 shares for $3.4 million in 2019, 69,084 shares for $2.8 million in 2018, and 65,044 shares for $2.5 million in 2017.

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

      The Federal Deposit Insurance Corporation has established five capital ratio categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A well-capitalized institution must have a common equity tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%. At December 31, 2019 and 2018, the Bank qualified as well capitalized under the regulatory framework for prompt corrective action.

The Bancorp’s and the Bank’s capital and leverage ratios as of December 31, 2019, and December 31, 2018, are presented in the tables below:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2019	(Dollars in thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$1,892,321	12.51	$1,059,259	7.00	$983,597	6.50
Cathay Bank	1,959,832	12.97	1,057,880	7.00	982,318	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	1,892,321	12.51	1,286,243	8.50	1,210,581	8.00
Cathay Bank	1,959,832	12.97	1,284,569	8.50	1,209,006	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,134,900	14.11	1,588,888	10.50	1,513,227	10.00
Cathay Bank	2,086,911	13.81	1,586,821	10.50	1,511,258	10.00

Leverage Ratio
Cathay General Bancorp	1,892,321	10.83	699,173	4.00	873,966	5.00
Cathay Bank	1,959,832	11.23	697,976	4.00	872,470	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2018	(Dollars in thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$1,736,854	12.43	$890,524	6.375	$907,985	6.50
Cathay Bank	1,904,820	13.66	889,287	6.375	906,724	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	1,736,854	12.43	1,100,059	7.875	1,117,520	8.00
Cathay Bank	1,904,820	13.66	1,098,531	7.875	1,115,968	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	1,976,995	14.15	1,379,439	9.875	1,396,900	10.00
Cathay Bank	2,029,462	14.55	1,377,523	9.875	1,394,961	10.00

Leverage Ratio
Cathay General Bancorp	1,736,854	10.83	641,755	4.00	802,146	5.00
Cathay Bank	1,904,820	11.89	640,807	4.00	800,983	5.00

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

23.	Balance Sheet Offsetting

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

Financial instruments that are eligible for offset in the condensed consolidated balance sheets, as of December 31, 2019, and December 31, 2018, are presented in the following tables:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
December 31, 2019	(In thousands)

Assets:
Derivatives	$2,181	$—	$2,181	$—	$—	$2,181

Liabilities:
Derivatives	$14,229	$—	$14,229	$—	$(14,229)	$—

December 31, 2018

Assets:
Derivatives	$7,810	$—	$7,810	$—	$—	$7,810

Liabilities:
Derivatives	$1,543	$—	$1,543	$—	$(1,543)	$—

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

24.	Quarterly Results of Operations (Unaudited)

      The following table sets forth selected unaudited quarterly financial data:

	Summary of Operations
	2019				2018
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Interest income	$191,226	$197,831	$192,449	$187,761	$183,869	$176,866	$167,520	$159,700
Interest expense	50,015	50,831	49,070	44,445	38,428	31,782	27,489	24,357
Net interest income	141,211	147,000	143,379	143,316	145,441	145,084	140,031	135,343

Reversal for credit losses	(5,000)	(2,000)	—	—	—	(1,500)	—	(3,000)
Net-interest income after reversal for loan losses	146,211	149,000	143,379	143,316	145,441	146,584	140,031	138,343

Non-interest income	8,648	10,388	12,794	12,921	10,795	7,835	7,767	5,310
Non-interest expense	71,192	65,580	69,546	70,970	74,395	65,964	63,088	60,971
Income before income tax expense	83,667	93,808	86,627	85,267	81,841	88,455	84,710	82,682
Income tax expense	16,290	20,973	14,383	18,588	17,193	18,698	11,046	18,866
Net income	$67,377	$72,835	$72,244	$66,679	$64,648	$69,757	$73,664	$63,816
Net income per common share
Basic	$0.85	$0.91	$0.90	$0.83	$0.80	$0.86	$0.91	$0.79
Diluted	$0.84	$0.91	$0.90	$0.83	$0.80	$0.85	$0.90	$0.78

25.	Subsequent Events

Dividend Declared

On February 20, 2020, the Company’s Board of Directors declared first quarter 2020 dividends for the Company’s common stock. The common stock cash dividend of $0.31 per share will be paid on March 12, 2020 to stockholders of record on March 2, 2020.

The Company has evaluated the effect of events that have occurred subsequent to December 31, 2019, through the date of issuance of the Consolidated Financial Statements, and there have been no material events that would require recognition in the Consolidated Financial Statements or disclosure in the notes to the Consolidated Financial Statements.

F-62