Form 10-Q
period 2020-03-31
CATHAY GENERAL BANCORP
filed 2020-05-08
CIK 861842

UNITED STATES

securities and exchange commission

Washington, D.C. 20549

form 10-Q

☒	quarterly report pursuant to section 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2020

OR

☐	transition report pursuant to section 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-31830

Cathay General Bancorp

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CATY	Nasdaq Global Select Market

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

Common stock, $.01 par value, 79,555,526 shares outstanding as of April 30, 2020.

CATHAY GENERAL BANCORP AND SUBSIDIARies

1st quarter 2020 REPORT ON FORM 10-Q

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

The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, loan and deposit growth, investment and expenditure plans, financing needs and availability, level of nonperforming assets, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “optimistic,” “plans,” “potential,” “possible,” “predicts,” “projects,” “seeks,” “shall,” “should,” “will,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks, uncertainties and other factors include, but are not limited to:

●	local, regional, national and international economic and market conditions and events and the impact they may have on us, our customers and our operations, assets and liabilities;
●	the impact on our business, operations, financial condition, liquidity, results of operations, prospects and trading prices of our shares arising out of the COVID-19 pandemic;
●	possible additional provisions for loan losses and charge-offs;
●	credit risks of lending activities and deterioration in asset or credit quality;
●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
●

increased costs of compliance and other risks associated with changes in regulation, including the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

●	higher capital requirements from the implementation of the Basel III capital standards;
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	environmental liabilities;
●	our ability to generate anticipated returns from our investments and/or financings in certain tax advantaged-projects;

●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	natural disasters, public health crises (including the occurrence of a contagious disease or illness, such as the COVID-19 pandemic) and geopolitical events;
●	failures, interruptions, or security breaches of our information systems;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;
●	adverse results in legal proceedings;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in accounting standards or tax laws and regulations;
●	market disruption and volatility;
●	fluctuations in the Bancorp’s stock price;
●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
●	issuances of preferred stock;
●	capital level requirements and successfully raising additional capital, if needed, and the resulting dilution of interests of holders of our common stock; and
●	the soundness of other financial institutions.

These and other factors are further described in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2019 (Item 1A in particular), other reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings Bancorp makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements. We have no intention and undertake no obligation to update any forward-looking statement or to announce publicly any revision of any forward-looking statement to reflect developments, events, occurrences or circumstances after the date of such statement, except as required by law.

Bancorp’s filings with the SEC are available at the website maintained by the SEC at http://www.sec.gov, or by request directed to Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attention: Investor Relations (626) 279-3296.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$136,350	$177,240
Short-term investments and interest-bearing deposits	363,666	416,538
Securities available-for-sale (amortized cost of $1,330,232 at March 31, 2020 and $1,443,730 at December 31, 2019)	1,355,173	1,451,842
Loans	15,534,212	15,075,481
Less: Allowance for loan losses	(148,273)	(123,224)
Unamortized deferred loan fees, net	(277)	(626)
Loans, net	15,385,662	14,951,631
Equity securities	18,790	28,005
Federal Home Loan Bank stock	17,250	18,090
Other real estate owned, net	9,048	10,244
Affordable housing investments and alternative energy partnerships, net	294,639	308,681
Premises and equipment, net	103,481	104,239
Customers’ liability on acceptances	5,175	10,694
Accrued interest receivable	53,110	53,541
Goodwill	372,189	372,189
Other intangible assets, net	6,187	6,296
Right-of-use assets - operating leases	32,743	33,990
Other assets	142,996	150,924
Total assets	$18,296,459	$18,094,144

Liabilities
Deposits:
Non-interest-bearing demand deposits	$2,860,580	$2,871,444
Interest-bearing deposits:
NOW deposits	1,514,434	1,358,152
Money market deposits	2,482,950	2,260,764
Savings deposits	710,602	758,903
Time deposits	7,521,584	7,443,045
Total deposits	15,090,150	14,692,308
Short-term borrowings	12,898	25,683
Advances from the Federal Home Loan Bank	495,000	670,000
Other borrowings of affordable housing investments	28,981	29,022
Long-term debt	119,136	119,136
Deferred payments from acquisition	7,716	7,644
Acceptances outstanding	5,175	10,694
Lease liabilities - operating leases	34,790	35,873
Other liabilities	189,576	209,501
Total liabilities	15,983,422	15,799,861
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 90,155,230 issued and 79,420,267 outstanding at March 31, 2020, and 90,064,382 issued and 79,729,419 outstanding at December 31, 2019	902	900
Additional paid-in-capital	952,331	950,466
Accumulated other comprehensive loss, net	9,877	2,302
Retained earnings	1,681,345	1,659,153
Treasury stock, at cost (10,734,963 shares at March 31, 2020, and 10,334,963 shares at December 31, 2019)	(331,418)	(318,538)
Total equity	2,313,037	2,294,283
Total liabilities and equity	$18,296,459	$18,094,144

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2020	2019
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$177,870	$178,277
Investment securities	7,610	7,290
Federal Home Loan Bank stock	305	304
Deposits with banks	951	1,890
Total interest and dividend income	186,736	187,761

Interest Expense
Time deposits	35,155	34,123
Other deposits	7,991	5,377
Advances from Federal Home Loan Bank	1,552	2,590
Long-term debt	1,440	2,132
Deferred payments from acquisition	58	217
Short-term borrowings	229	6
Total interest expense	46,425	44,445

Net interest income before provision for credit losses	140,311	143,316
Provision for credit losses	25,000	—
Net interest income after provision for credit losses	115,311	143,316

Non-Interest Income
Net (losses)/gains from equity securities	(6,102)	4,163
Securities losses, net	6	—
Letters of credit commissions	1,640	1,554
Depository service fees	1,298	1,255
Other operating income	8,944	5,949
Total non-interest income	5,786	12,921

Non-Interest Expense
Salaries and employee benefits	30,939	32,132
Occupancy expense	5,177	5,549
Computer and equipment expense	2,593	2,879
Professional services expense	5,145	5,257
Data processing service expense	3,666	3,410
FDIC and regulatory assessments	2,415	2,476
Marketing expense	1,886	2,141
Other real estate owned (income)/expense	(4,104)	280
Amortization of investments in low income housing and alternative energy partnerships	13,890	10,810
Amortization of core deposit intangibles	172	172
Other operating expense	3,375	5,864
Total non-interest expense	65,154	70,970

Income before income tax expense	55,943	85,267
Income tax expense	9,091	18,588
Net income	$46,852	$66,679

Other Comprehensive Income, net of tax
Unrealized holding gains/(losses) on securities available-for-sale	11,853	8,799
Unrealized holding (losses)/gains on cash flow hedge derivatives	(4,278)	(1,224)
Total other comprehensive gain, net of tax	7,575	7,575
Total other comprehensive income	$54,427	$74,254

Net Income Per Common Share:
Basic	$0.59	$0.83
Diluted	$0.59	$0.83
Cash dividends paid per common share	$0.31	$0.31
Average Common Shares Outstanding:
Basic	79,588,076	80,455,317
Diluted	79,830,025	80,703,134

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three months ended	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2019	79,729,419	$900	$950,466	$2,302	$1,659,153	$(318,538)	$2,294,283
Dividend Reinvestment Plan	39,665	1	845	—	—	—	846
Restricted stock units vested	51,183	1	—	—	—	—	1
Shares withheld related to net share settlement of RSUs	—	—	(523)	—	—	—	(523)
Purchases of treasury stock	(400,000)	—	—	—	—	(12,880)	(12,880)
Stock -based compensation	—	—	1,543	—	—	—	1,543
Cash dividends of $0.31 per share	—	—	—	—	(24,660)	—	(24,660)
Change in other comprehensive loss	—	—	—	7,575	—	—	7,575
Net income	—	—	—	—	46,852	—	46,852
Balance at March 31, 2020	79,420,267	902	952,331	9,877	1,681,345	(331,418)	2,313,037

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2018	80,501,948	$898	$942,062	$(18,006)	$1,479,149	$(282,237)	$2,121,866
Dividend Reinvestment Plan	22,945	—	835	—	—	—	835
Restricted stock units vested	71,647	1	—	—	—	—	1
Shares withheld related to net share settlement of RSUs	—	—	(1,593)	—	—	—	(1,593)
Purchases of treasury stock	(233,700)	—	—	—	—	(8,601)	(8,601)
Stock -based compensation	—	—	1,534	—	—	—	1,534
Cash dividends of $0.31 per share	—	—	—	—	(24,967)	—	(24,967)
Change in other comprehensive loss	—	—	—	7,575	—	—	7,575
Net income	—	—	—	—	66,679	—	66,679
Balance at March 31, 2019	80,362,840	899	942,838	(10,431)	1,520,861	(290,838)	2,163,329

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2020	2019
	(In thousands)
Cash Flows from Operating Activities
Net income	$46,852	$66,679
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	25,000	—
Provision for losses on other real estate owned	336	72
Deferred tax provision	(149)	4,333
Depreciation and amortization	1,797	1,626
Amortization of right-of-use asset	2,115	2,071
Change in operating lease liabilities	(1,083)	(1,802)
Net (gains)/loss on sale and transfer of other real estate owned	(4,538)	19
Net gains on sale of loans	(3)	—
Proceeds from sales of loans	239	—
Originations of loans held for sale	(236)	—
Amortization on alternative energy partnerships, venture capital and other investments	13,923	10,812
Net gain on sales and calls of securities	(6)	—
Amortization/accretion of security premiums/discounts, net	1,676	439
Unrealized loss/(gain) on equity securities	6,102	(4,163)
Stock based compensation and stock issued to officers as compensation	1,543	1,534
Net change in accrued interest receivable and other assets	4,126	14,787
Net change in other liabilities	(2,661)	(9,209)
Net cash provided by operating activities	95,033	87,198

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(89,989)	(154,924)
Proceeds from sale of investment securities available-for-sale	74,935	—
Proceeds from sale of equity securities	3,113	—
Proceeds from repayments, maturities and calls of investment securities available-for-sale	126,878	74,637
Purchase of Federal Home Loan Bank stock	—	(975)
Redemptions of Federal Home Loan Bank stock	840	975
Net increase in loans	(458,616)	(281,193)
Purchase of premises and equipment	(867)	(1,502)
Proceeds from sales of other real estate owned	881	61
Net increase in investment in affordable housing and alternative energy partnerships	(18,696)	(10,744)
Net cash used for investing activities	(361,521)	(373,665)

Cash Flows from Financing Activities
Net increase in deposits	397,669	383,883
Advances from Federal Home Loan Bank	1,065,000	1,910,000
Repayment of Federal Home Loan Bank borrowings	(1,240,000)	(2,020,000)
Cash dividends paid	(24,659)	(24,967)
Repayment of other borrowings	58	(15,000)
Purchases of treasury stock	(12,880)	(8,601)
Repayment of short-term borrowings	(12,785)	—
Proceeds from shares issued under Dividend Reinvestment Plan	846	835
Taxes paid related to net share settlement of RSUs	(523)	(1,593)
Net cash provided by financing activities	172,726	224,557

Decrease in cash, cash equivalents, and restricted cash	(93,762)	(61,910)
Cash, cash equivalents, and restricted cash, beginning of the period	593,778	600,290
Cash, cash equivalents, and restricted cash, end of the period	$500,016	$538,380

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$51,248	$41,754
Income taxes paid	$2,642	$2,500
Non-cash investing and financing activities:
Net change in unrealized holding loss on securities available-for-sale, net of tax	$11,853	$8,799
Net change in unrealized holding loss on cash flow hedge derivatives	$(4,278)	$(1,224)

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), ten limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, Asia Realty Corp. and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of March 31, 2020, the Bank operates 25 branches in Southern California, 13 branches in Northern California, 10 branches in New York State, four in Washington State, three in Illinois, two in Texas, one in Maryland, Massachusetts, Nevada, and New Jersey, one in Hong Kong, and a representative office in Taipei, Beijing, and Shanghai. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

2. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the audited Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

3. Recent Accounting Pronouncements

Accounting Standards Adopted in 2020

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Adoption of this update is on a prospective basis and the amendments in this update are to be applied to annual periods beginning after December 15, 2019. Adoption of ASU 2017-04 did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. As ASU No. 2018-13 only revises disclosure requirements, there was no material impact on the Company’s Consolidated Financial Statements.

Other Accounting Standards Pending Adoption

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

The FASB issued additional ASUs containing clarifying guidance, transition relief provisions and minor updates to the original ASU. These include ASU 2018-19 (issued November 2018), ASU 2019-04 (issued April 2019), ASU 2019-05 (issued May 2019), ASU 2019-10 (issued November 2019), ASU 2019-11 (issued November 2019), ASU 2020-02 (issued February 2020) and ASU 2020-03 (issued March 2020). ASU 2016-13 and subsequent ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This amendment is required to be adopted using a modified retrospective approach with a cumulative-effect adjustment to beginning retained earnings, as of the beginning of the first reporting period in which the guidance is effective.

As previously disclosed, the Company formed a multidisciplinary project team and implementation plan, developed a conceptual framework, and engaged an outside firm to develop econometric regression models for net losses during the R&S forecast period.  Our approach for estimating expected life-time credit losses includes, among other things, the following key components for all loan portfolio segments: a. The use of a probability of default/loss given default methodology; b. A number of scenarios based on forecasts from an outside economic forecasting company to develop economic forecasts for the R&S period; c. An initial R&S forecast period of eight quarters for all loan portfolio segments, which reflects management's expectation of losses based on forward-looking economic scenarios over that time; d. A post-R&S reversion period of four quarters using a linear transition to the historical loss rates for each loan pool. Model back testing, third party model validation and management review of model results are substantially underway, and are nearing completion. The Company is in the process of remediating findings from an independent validation of the quantitative models. The Company has elected to delay its adoption of ASU 2016-13, as provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, until the date on which the national emergency related to the COVID-19 outbreak is terminated or December 31, 2020, whichever occurs first. Upon adoption of ASU 2016-13, the Company expects to recognize, as of January 1, 2020, a one-time cumulative effect adjustment through retained earnings of between $14 million to $18 million and expects to increase its allowance for credit losses by $20 to $25 million. As of March 31, 2020, the Company's process for estimation of the ACL is in progress, however, the Company preliminarily estimates an addition to its provision for credit losses of between $5 million and $15 million above the $25.0 million reported under the incurred loss method for the quarter ended March 31, 2020, which will be recognized through earnings after adoption.

In July 2017, the FASB issued ASU 2017-11, “Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815).” There are two parts to this update. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments that result in the strike price being reduced on the basis of the pricing of future equity offerings. Part II of this update addresses the difficulty in navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in this update are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in part I of this update should be applied in either of the following ways: (i) Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim periods in which the pending content that links to this paragraph is effective; or (ii) Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments to Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. The Company does not expect ASU 2017-11 to have a material impact on its Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740); Simplifying the Accounting for Income Taxes.” This ASU removes specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intra-period tax allocation; exception to accounting for basis differences when there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: Franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. This ASU is effective for public business entities, for fiscal years beginning after December 15, 2020 with early adoption permitted for public business entities for periods for which financial statements have not yet been issued. Adoption of ASU 2019-12 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In January 2020, the FASB issued ASU No. 2020-01, “'Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint-Ventures (Topic 323), and Derivatives and Hedging (Topic 815). Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” This ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is permitted, including early adoption in an interim period for public business entities for periods for which financial statements have not yet been issued. An entity should apply ASU No. 2020-01 prospectively at the beginning of the interim period that includes the adoption date. This ASU among other things clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The new ASU clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. Adoption of ASU 2020-01 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022. The Company is evaluating the impact of adopting ASU 2020-02 on the Company’s Consolidated Financial Statements

4. Cash, Cash Equivalents and Restricted Cash

The Company manages its cash and cash equivalents, which consist of cash on hand, amounts due from banks, and short-term investments with original maturity of three months or less, based upon the Company’s operating, investment, and financing activities. For the purpose of reporting cash flows, these same accounts are included in cash and cash equivalents.

The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were $222 thousand and $110 thousand for the three months ended March 31, 2020 and for the year ended December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, the Bancorp had $13.4 million and $7.1 million, respectively, on deposit in a cash margin account that serves as collateral for the Bancorp’s interest rate swaps. As of March 31, 2020 and December 31, 2019, the Company held $10.0 million and $18.9 million, respectively, in a restricted escrow account with a major bank for its alternative energy investments.

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

	Three months ended March 31,
	2020	2019
	(In thousands, except share and per share data)

Net income	$46,852	$66,679

Weighted-average shares:
Basic weighted-average number of common shares outstanding	79,588,076	80,455,317
Dilutive effect of weighted-average outstanding common share equivalents RSUs	241,949	247,817
Diluted weighted-average number of common shares outstanding	79,830,025	80,703,134

Average stock options and restricted stock units with anti-dilutive effect	47,399	44,545
Earnings per common share:
Basic	$0.59	$0.83
Diluted	$0.59	$0.83

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

The following table presents RSU activity during the three months ended March 31, 2020:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2019	273,200	$35.90	297,744	$32.65
Vested	(71,794)	25.62	—	—
Forfeited	(1,772)	39.50	—	—
Balance at March 31, 2020	199,634	$39.57	297,744	$32.65

The compensation expense recorded for RSUs was $1.5 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively. Unrecognized stock-based compensation expense related to RSUs was $7.7 million and $8.6 million as of March 31, 2020 and 2019, respectively. As of March 31, 2020, these costs are expected to be recognized over the next 1.7 years for time-based and performance-based RSUs.

As of March 31, 2020, 2,400,444 shares were available for future grants under the Company’s 2005 Incentive Plan, as amended and restated.

Tax deficiency from share-based payment arrangements increased income tax expense by $0.3 million and a tax benefit from share-based payment arrangements reduced income tax expense by $0.5 million in the three months ended March 31, 2020 and 2019, respectively.

7. Investment Securities

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of March 31, 2020, and December 31, 2019:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. government agency entities	$110,650	$151	$391	$110,410
U.S. government sponsored entities	175,000	45	—	175,045
Mortgage-backed securities	883,097	27,570	663	910,004
Collateralized mortgage obligations	459	—	11	448
Corporate debt securities	161,026	10	1,770	159,266
Total	$1,330,232	$27,776	$2,835	$1,355,173

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$74,926	$10	$—	$74,936
U.S. government agency entities	90,452	663	319	90,796
U.S. government sponsored entities	225,000	—	557	224,443
Mortgage-backed securities	880,040	8,574	824	887,790
Collateralized mortgage obligations	569	—	17	552
Corporate debt securities	172,743	605	23	173,325
Total	$1,443,730	$9,852	$1,740	$1,451,842

The amortized cost and fair value of securities available-for-sale as of March 31, 2020, by contractual maturities, are set forth in the tables below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	March 31, 2020
	Securities Available-For-Sale
	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$82,224	$81,977
Due after one year through five years	254,226	252,788
Due after five years through ten years	86,506	87,304
Due after ten years	907,276	933,104
Total	$1,330,232	$1,355,173

Equity Securities - The Company recognized a net loss of $6.1 million for the three months ended March 31, 2020, due to the decrease in fair value of equity investments with readily determinable fair values compared to a net gain of $4.2 million for the three months ended March 31, 2019. Equity securities were $18.8 million and $28.0 million as of March 31, 2020 and December 31, 2019, respectively.

The following tables set forth the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of  March 31, 2020 and  December 31, 2019:

	March 31, 2020
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. government agency entities	$57,554	$240	$3,034	$151	$60,588	$391
Mortgage-backed securities	693	4	11,585	659	12,278	663
Collateralized mortgage obligations	—	—	448	11	448	11
Corporate debt securities	119,505	1,522	19,752	248	139,257	1,770
Total	$177,752	$1,766	$34,819	$1,069	$212,571	$2,835

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. government agency entities	$48,829	$172	$3,570	$147	$52,399	$319
U.S. government sponsored entities	—	—	224,443	557	224,443	557
Mortgage-backed securities	43,719	36	120,801	788	164,520	824
Collateralized mortgage obligations	—	—	552	17	552	17
Corporate debt securities	51,791	23	—	—	51,791	23
Total	$144,339	$231	$349,366	$1,509	$493,705	$1,740

To the Company’s knowledge, the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. Management believes the gross unrealized losses detailed in the table above are temporary. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell available-for-sale securities that have declined below their cost before their anticipated recovery. Accordingly, no other than temporary impairment write-downs were recorded on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income in the three months ended March 31, 2020 and 2019.

Securities available-for-sale having a carrying value of $21.3 million and $20.1 million as of March 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, other borrowings and treasury tax and loan.

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

The types of loans in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2020, and December 31, 2019, were as follows:

	March 31, 2020	December 31, 2019
	(In thousands)

Commercial loans	$2,973,078	$2,778,744
Residential mortgage loans	4,173,876	4,088,586
Commercial mortgage loans	7,422,585	7,275,262
Real estate construction loans	577,240	579,864
Equity lines	385,317	347,975
Installment and other loans	2,116	5,050
Gross loans	$15,534,212	$15,075,481
Allowance for loan losses	(148,273)	(123,224)
Unamortized deferred loan fees, net	(277)	(626)
Total loans, net	$15,385,662	$14,951,631

As of March 31, 2020, recorded investment in impaired loans totaled $88.1 million and was comprised of non-accrual loans of $53.7 million and accruing troubled debt restructured loans (“TDRs”) of $34.4 million. As of December 31, 2019, recorded investment in impaired loans totaled $75.9 million and was comprised of non-accrual loans of $40.5 million and accruing TDRs of $35.4 million. For impaired loans, the amounts previously charged off represent 0.3% and 2.1% of the contractual balances for impaired loans as of March 31, 2020 and December 31, 2019, respectively.

The following table presents the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	Three Months Ended March 31,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$28,316	$70	$37,936	$256
Real estate construction loans	4,506	98	4,815	—
Commercial mortgage loans	36,040	459	59,070	603
Residential mortgage loans and equity lines	11,371	71	13,264	88
Total impaired loans	$80,233	$698	$115,085	$947

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated:

	March 31, 2020			December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$28,685	$25,991	$—	$20,134	$15,857	$—
Real estate construction loans	5,776	4,482	—	5,776	4,580	—
Commercial mortgage loans	16,559	16,223	—	9,234	9,030	—
Residential mortgage loans and equity lines	6,046	6,024	—	6,171	6,073	—
Subtotal	$57,066	$52,720	$—	$41,315	$35,540	$—

With allocated allowance
Commercial loans	$9,223	$9,152	$2,827	$8,769	$8,739	$2,543
Commercial mortgage loans	20,513	20,420	405	26,117	26,040	473
Residential mortgage loans and equity lines	7,018	5,805	219	6,740	5,540	220
Subtotal	$36,754	$35,377	$3,451	$41,626	$40,319	$3,236
Total impaired loans	$93,820	$88,097	$3,451	$82,941	$75,859	$3,236

The following tables present the aging of the loan portfolio by type as of March 31, 2020, and as of December 31, 2019:

	March 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)

Commercial loans	$26,282	$7,433	$1,199	$30,443	$65,357	$2,907,721	$2,973,078
Real estate construction loans	—	—	—	4,482	4,482	572,758	577,240
Commercial mortgage loans	17,018	683	3,332	11,859	32,892	7,389,693	7,422,585
Residential mortgage loans and equity lines	39,946	—	—	6,949	46,895	4,512,298	4,559,193
Installment and other loans	—	—	—	—	—	2,116	2,116
Total loans	$83,246	$8,116	$4,531	$53,733	$149,626	$15,384,586	$15,534,212

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)

Commercial loans	$24,681	$9,954	$6,409	$19,381	$60,425	$2,718,319	$2,778,744
Real estate construction loans	5,846	6,753	—	4,580	17,179	562,685	579,864
Commercial mortgage loans	7,694	2,609	—	9,928	20,231	7,255,031	7,275,262
Residential mortgage loans and equity lines	26,028	965	—	6,634	33,627	4,402,934	4,436,561
Installment and other loans	—	—	—	—	—	5,050	5,050
Total loans	$64,249	$20,281	$6,409	$40,523	$131,462	$14,944,019	$15,075,481

The determination of the amount of the allowance for loan losses for impaired loans is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for loan losses. The nature of the process by which the Bank determines the appropriate allowance for loan losses requires the exercise of considerable judgment. This allowance evaluation process is also applied to TDRs since they are considered to be impaired loans. The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic, market and environmental conditions, among other factors. Although the Company took steps to incorporate the impact of the COVID-19 pandemic on the economic forecast and other factors utilized to determine the allowance for loan losses, if the economic forecast or other factors worsen relative to the assumptions the Company utilized, the allowance for loan losses will increase accordingly in future periods.

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

As of March 31, 2020, accruing TDRs were $34.4 million and non-accrual TDRs were $17.9 million compared to accruing TDRs of $35.3 million and non-accrual TDRs of $18.0 million as of December 31, 2019. The Company allocated specific reserves of $1.0 million to accruing TDRs and $2.2 million to non-accrual TDRs as of March 31, 2020, and $822 thousand to accruing TDRs and $2.2 million to non-accrual TDRs as of December 31, 2019. The following tables set forth TDRs that were modified during the three months ended March 31, 2020 and 2019, their specific reserves as of March 31, 2020 and 2019, and charge-offs for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020				March 31, 2020
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	2	$534	$534	$—	$—
Total	2	$534	$534	$—	$—

	Three Months Ended March 31, 2019				March 31, 2019
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	1	$1,948	$1,948	$—	$—
Total	1	$1,948	$1,948	$—	$—

Modifications of the loan terms in the three months ended March 31, 2020 were in the form of extensions of maturity dates, which ranged generally from three to twelve months from the modification date.

We expect that the TDRs on accruing status as of March 31, 2020, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  A summary of TDRs by type of concession and by type of loan, as of March 31, 2020, and December 31, 2019, is set forth in the table below:

	March 31, 2020
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans	$4,700	$—	$—	$4,700
Commercial mortgage loans	459	5,707	18,618	24,784
Residential mortgage loans	2,453	306	2,121	4,880
Total accruing TDRs	$7,612	$6,013	$20,739	$34,364

	March 31, 2020
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial loans	$16,561	$—	$—	$16,561
Residential mortgage loans	1,199	—	129	1,328
Total non-accrual TDRs	$17,760	$—	$129	$17,889

	December 31, 2019
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans	$5,215	$—	$—	$5,215
Commercial mortgage loans	615	5,748	18,779	25,142
Residential mortgage loans	2,525	311	2,143	4,979
Total accruing TDRs	$8,355	$6,059	$20,922	$35,336

	December 31, 2019
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial loans	$16,692	$—	$—	$16,692
Commercial mortgage loans	1,220	—	136	1,356
Total non-accrual TDRs	$17,912	$—	$136	$18,048

The activity within TDRs for the periods indicated is set forth below:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Accruing TDRs
Beginning balance	$35,336	$65,071
New restructurings	534	1,948
Payments	(1,506)	(4,071)
Ending balance	$34,364	$62,948

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Non-accrual TDRs
Beginning balance	$18,048	$24,189
Charge-offs	—	(407)
Payments	(159)	(481)
Ending balance	$17,889	$23,301

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as a TDR during the previous twelve months and which had subsequently defaulted as of March 31, 2020.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of March 31, 2020, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The Company is applying this guidance to qualifying loan modifications.

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

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following tables set forth the loan portfolio by risk rating as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,726,364	$164,339	$82,375	$—	$2,973,078
Real estate construction loans	463,971	108,787	4,482	—	577,240
Commercial mortgage loans	7,178,261	158,354	85,970	—	7,422,585
Residential mortgage loans and equity lines	4,544,015	5,916	9,262	—	4,559,193
Installment and other loans	2,116	—	—	—	2,116
Total gross loans	$14,914,727	$437,396	$182,089	$—	$15,534,212

	December 31, 2019
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,528,944	$166,016	$83,784	$—	$2,778,744
Real estate construction loans	461,597	113,687	4,580	—	579,864
Commercial mortgage loans	6,992,933	196,454	85,875	—	7,275,262
Residential mortgage loans and equity lines	4,427,205	914	8,442	—	4,436,561
Installment and other loans	5,050	—	—	—	5,050
Total gross loans	$14,415,729	$477,071	$182,681	$—	$15,075,481

The following tables set forth the balance in the allowance for loan losses by portfolio segment and based on impairment method as of March 31, 2020 and December 31, 2019:

	March 31, 2020
		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and
	Loans	Loans	Loans	and Equity Lines	Other Loans	Total
	(In thousands)
Loans individually evaluated for impairment
Allowance	$2,827	$—	$405	$219	$—	$3,451
Balance	$35,143	$4,482	$36,643	$11,829	$—	$88,097
Loans collectively evaluated for impairment
Allowance	$64,972	$23,222	$39,481	$17,147	$—	$144,822
Balance	$2,937,935	$572,758	$7,385,942	$4,547,364	$2,116	$15,446,115
Total allowance	$67,799	$23,222	$39,886	$17,366	$—	$148,273
Total balance	$2,973,078	$577,240	$7,422,585	$4,559,193	$2,116	$15,534,212

	December 31, 2019
		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and
	Loans	Loans	Loans	and Equity Lines	Other Loans	Total
	(In thousands)
Loans individually evaluated for impairment
Allowance	$2,543	$—	$473	$220	$—	$3,236
Balance	$24,596	$4,580	$35,070	$11,613	$—	$75,859
Loans collectively evaluated for impairment
Allowance	$54,478	$19,474	$33,129	$12,888	$19	$119,988
Balance	$2,754,148	$575,284	$7,240,192	$4,424,948	$5,050	$14,999,622
Total allowance	$57,021	$19,474	$33,602	$13,108	$19	$123,224
Total balance	$2,778,744	$579,864	$7,275,262	$4,436,561	$5,050	$15,075,481

The following tables set forth activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020, and March 31, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

2020 Beginning Balance	$57,021	$19,474	$33,602	$13,108	$19	$123,224
Provision/(reversal) for possible credit losses	10,891	3,748	6,129	4,251	(19)	25,000
Charge-offs	(1,321)	—	—	—	—	(1,321)
Recoveries	1,208	—	155	7	—	1,370
Net (charge-offs)/recoveries	(113)	—	155	7	—	49
March 31, 2020 Ending Balance	$67,799	$23,222	$39,886	$17,366	$—	$148,273
Reserve for impaired loans	$2,827	$—	$405	$219	$—	$3,451
Reserve for non-impaired loans	$64,972	$23,222	$39,481	$17,147	$—	$144,822
Reserve for off-balance sheet credit commitments	$1,296	$1,233	$177	$304	$3	$3,013

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

2019 Beginning Balance	$54,978	$19,626	$33,487	$14,282	$18	$122,391
Provision/(reversal) for possible credit losses	962	53	(566)	(465)	16	—
Charge-offs	(1,231)	—	—	—	—	(1,231)
Recoveries	41	1,044	152	158	—	1,395
Net (charge-offs)/recoveries	(1,190)	1,044	152	158	—	164
March 31, 2019 Ending Balance	$54,750	$20,723	$33,073	$13,975	$34	$122,555
Reserve for impaired loans	$498	$—	$667	$249	$—	$1,414
Reserve for non-impaired loans	$54,252	$20,723	$32,406	$13,726	$34	$121,141
Reserve for off-balance sheet credit commitments	$1,759	$1,668	$146	$275	$2	$3,850

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

The Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships were $95.3 million and $114.5 million as of March 31, 2020 and December 31, 2019, respectively.

10. Leases

The Company determines if a contract arrangement is a lease at inception and primarily enters into operating lease contracts for its branch locations, office space and certain equipment. As part of its property lease agreements, the Company may seek to include options to extend or terminate at lease when it is reasonably certain that the Company will exercise those options. The Right-of-Use (“ROU”) lease asset also includes any lease payments made and lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not possess any leases that have variable lease payments or residual value guarantees as of March 31, 2020.

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

The ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses its incremental borrowing rate to determine the present value of its lease liabilities.

The following table presents the operating lease related assets and liabilities recorded on the Condensed Consolidated Balance Sheet, and the weighted-average remaining lease terms and discount rates as of  March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	($ In millions)

Operating Leases:
ROU assets	$32.7	$34.0
Lease liabilities	$34.8	$35.9

Weighted-average remaining lease term (in years)	5.3	5.4
Weighted-average discount rate	2.84%	3.10%

Operating lease expense was $2.9 million and $3.4 million for the three months ended March 31, 2020 and March 31, 2019, respectively, and includes short-term leases that were immaterial. Operating cash flows from operating leases were $2.2 million and $2.1 million for the three months ended March 31, 2020 and 2019, respectively.

The following table presents a maturity analysis of the Company’s operating lease liabilities as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020
Operating Leases
(In thousands)
Remaining 2020	$6,697
2021	8,121
2022	6,973
2023	5,860
2024	4,002
Thereafter	6,241
Total lease payments	37,894
Less amount of payment representing interest	(3,104)
Total present value of lease payments	$34,790

As of December 31, 2019
Operating Leases
(In thousands)
2020	$8,764
2021	7,923
2022	6,771
2023	5,714
2024	3,852
Thereafter	6,199
Total lease payments	39,223
Less amount of payment representing interest	(3,350)
Total present value of lease payments	$35,873

11. Borrowed Funds

Borrowings from the Federal Home Loan Bank (“FHLB”) – There were no over-night borrowings from the FHLB as of March 31, 2020, compared to $450 million at an average rate of 1.66% as of December 31, 2019. Advances from the FHLB were $495 million at an average rate of 1.13% as of March 31, 2020 and $220 million at an average rate of 2.26% as of December 31, 2019. As of March 31, 2020, FHLB advances of $275 million will mature in April 2021, $75 million in May 2021, $50 million in June 2021, $75 million in July 2021, and $20 million in May 2023.

The Company had $12.9 million of short-term borrowings outstanding with an interest rate of 2.4% as of March 31, 2020. This funding was entered into by the Company’s Hong Kong office, and will mature in April 2020.

Other Borrowings - The Company owes a residual payable balance of $7.7 million to Bank SinoPac Co. related to the Company’s acquisition of SinoPac Bancorp, the parent of Far East National Bank, completed in October 2017. The remaining balance of $7.0 million, due in July 2020, has an interest rate of 2.95% (three-month LIBOR rate plus 150 basis points) as of March 31, 2020.

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

At March 31, 2020, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 3.15%, compared to $119.1 million with a weighted average rate of 4.09% at December 31, 2019. The Junior Subordinated Notes have a stated maturity term of 30 years.

12. Income Taxes

The effective tax rate for the first quarter of 2020 was 16.3% compared to 21.8% for the first quarter of 2019. The effective tax rate includes the impact of low-income housing and alternative energy investment tax credits. Income tax expense for the first quarter of 2020 was increased by $0.3 million related to a tax deficiency from the distribution of restricted stock units.

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

Assets measured at estimated fair value on a non-recurring basis:

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the three months ended March 31, 2020 and December 31, 2019, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2020, and December 31, 2019:

	March 31, 2020
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. government agency entities	$—	$110,410	$—	$110,410
U.S. government sponsored entities	—	175,045	—	175,045
Mortgage-backed securities	—	910,004	—	910,004
Collateralized mortgage obligations	—	448	—	448
Corporate debt securities	—	159,266	—	159,266
Total securities available-for-sale	$—	$1,355,173	$—	$1,355,173

Equity securities
Mutual funds	$6,377	$—	$—	$6,377
Preferred stock of government sponsored entities	3,763	—	—	3,763
Other equity securities	8,650	—	—	8,650
Total equity securities	$18,790	$—	$—	$18,790

Warrants	$—	$—	$24	$24
Interest rate swaps	—	3,210	—	3,210
Foreign exchange contracts	—	1,157	—	1,157
Total assets	$18,790	$1,359,540	$24	$1,378,354

Liabilities
Option contracts	$—	$14	$—	$14
Interest rate swaps	—	32,304	—	32,304
Foreign exchange contracts	—	4,211	—	4,211
Total liabilities	$—	$36,529	$—	$36,529

	December 31, 2019
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$74,936	$—	$—	$74,936
U.S. government agency entities	—	90,796	—	90,796
U.S. government sponsored entities	—	224,443	—	224,443
Mortgage-backed securities	—	887,790	—	887,790
Collateralized mortgage obligations	—	552	—	552
Corporate debt securities	—	173,325	—	173,325
Total securities available-for-sale	$74,936	$1,376,906	$—	$1,451,842

Equity securities
Mutual funds	$6,277	$—	$—	$6,277
Preferred stock of government sponsored entities	10,529	—	—	10,529
Other equity securities	11,199	—	—	11,199
Total equity securities	$28,005	$—	$—	$28,005

Warrants	$—	$—	$39	$39
Interest rate swaps	—	2,181	—	2,181
Foreign exchange contracts	—	2,411	—	2,411
Total assets	$102,941	$1,381,498	$39	$1,484,478

Liabilities
Option contracts	$—	$7	$—	$7
Interest rate swaps	—	14,229	—	14,229
Foreign exchange contracts	—	1,415	—	1,415
Total liabilities	$—	$15,651	$—	$15,651

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value adjustment of warrants was included in other operating income in the first quarter of 2020. The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from 1 to 5 years, risk-free interest rate from 0.46% to 0.93%, and stock volatility from 13.78% to 17.38%.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Condensed Consolidated Balance Sheets as of March 31, 2020, the following tables set forth the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of March 31, 2020, and December 31, 2019, and the total losses for the periods indicated:

	As of March 31, 2020				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Three Months Ended
	Level 1	Level 2	Level 3	Measurements	March 31, 2020	March 31, 2019
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$—	$6,325	$6,325	$—	$—
Commercial mortgage loans	—	—	20,015	20,015	—	—
Residential mortgage loans and equity lines	—	—	5,586	5,586	—	—
Total impaired loans	—	—	31,926	31,926	—	—
Other real estate owned (1)	—	5,225	4,238	9,463	336	72
Investments in venture capital and private company stock	—	—	1,519	1,519	33	2
Total assets	$—	$5,225	$37,683	$42,908	$369	$74

(1) Other real estate owned balance of $9.0 million in the condensed consolidated balance sheet is net of estimated disposal costs.

	As of December 31, 2019				Total Losses/(Gains)
	Fair Value Measurements Using			Total Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Measurements	December 31, 2019	December 31, 2018
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$—	$6,196	$6,196	$—	$—
Commercial mortgage loans	—	—	25,566	25,566	—	—
Residential mortgage loans and equity lines	—	—	5,320	5,320	—	—
Total impaired loans	—	—	37,082	37,082	—	—
Other real estate owned (1)	—	6,490	4,343	10,833	681	(619)
Investments in venture capital and private company stock	—	—	1,604	1,604	167	330
Total assets	$—	$6,490	$43,029	$49,519	$848	$(289)

(1) Other real estate owned balance of $10.2 million in the Consolidated Balance Sheets is net of estimated disposal costs.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans are primarily based on the appraised value of collateral adjusted by estimated sales cost and commissions. The Company generally obtains new appraisal reports every twelve months as appropriate. As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. In the current year, the Company used borrower specific collateral discounts with various discount levels.

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

Short-term and Other Borrowings - This category includes borrowings from other financial institutions.  The fair value of other borrowings is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk, a Level 3 measurement.

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

The following table sets forth the carrying and notional amounts and estimated fair value of financial instruments as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$136,350	$136,350	$177,240	$177,240
Short-term investments	363,666	363,666	416,538	416,538
Securities available-for-sale	1,355,173	1,355,173	1,451,842	1,451,842
Loans, net	15,385,662	15,588,186	14,951,631	15,444,752
Equity securities	18,790	18,790	28,005	28,005
Investment in Federal Home Loan Bank stock	17,250	17,250	18,090	18,090
Warrants	24	24	39	39

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$110,465	$1,157	$146,397	$2,411
Interest rate swaps	32,346	3,210	130,401	2,181

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$15,090,150	$15,133,137	$14,692,308	$14,719,452
Short-term borrowings	12,898	12,898	25,683	25,683
Advances from Federal Home Loan Bank	495,000	502,934	670,000	674,530
Other borrowings	36,697	31,323	36,666	30,764
Long-term debt	119,136	56,317	119,136	76,058

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$2,496	$14	$908	$7
Foreign exchange contracts	216,401	4,211	127,003	1,415
Interest rate swaps	713,337	32,304	602,291	14,229

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$2,934,789	$(9,176)	$3,077,081	$(9,826)
Standby letters of credit	261,096	(2,180)	282,352	(2,431)
Other letters of credit	19,878	(17)	22,209	(20)
Bill of lading guarantees	89	—	319	(1)

The following tables set forth the level in the fair value hierarchy for the estimated fair values of financial instruments as of March 31, 2020 and December 31, 2019.

	As of March 31, 2020
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$136,350	$136,350	$—	$—
Short-term investments	363,666	363,666	—	—
Securities available-for-sale	1,355,173	—	1,355,173	—
Loans, net	15,588,186	—	—	15,588,186
Equity securities	18,790	18,790	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	24	—	—	24
Financial Liabilities
Deposits	15,133,137	—	—	15,133,137
Short-term borrowings	12,898	—	—	12,898
Advances from Federal Home Loan Bank	502,934	—	502,934	—
Other borrowings	31,323	—	—	31,323
Long-term debt	56,317	—	56,317	—

	As of December 31, 2019
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$177,240	$177,240	$—	$—
Short-term investments	416,538	416,538	—	—
Securities available-for-sale	1,451,842	74,936	1,376,906	—
Loans, net	15,444,752	—	—	15,444,752
Equity securities	28,005	28,005	—	—
Investment in Federal Home Loan Bank stock	18,090	—	18,090	—
Warrants	39	—	—	39
Financial Liabilities
Deposits	14,719,452	—	—	14,719,452
Short-term borrowings	25,683	—	—	25,683
Advances from Federal Home Loan Bank	674,530	—	674,530	—
Other borrowings	30,764	—	—	30,764
Long-term debt	76,058	—	76,058	—

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

During the first quarter of 2020, the onset of the COVID-19 pandemic prompted the Company to assess its goodwill for impairment. The Company performed an assessment of the criteria included in ASC 350 and, based on such assessment, the Company concluded that the goodwill of the Company's two reporting units is not more likely than not to be impaired.

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

In May 2014, the Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. As of March 31, 2020, and 2019, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s cash flow derivative financial instruments as of March 31, 2020, and December 31, 2019, were as follows:

	March 31, 2020	December 31, 2019
Cash flow swap hedges:	($ in thousands)
Notional	$119,136	$119,136
Weighted average fixed rate-pay	2.61%	2.61%
Weighted average variable rate-receive	0.98%	2.26%

Unrealized loss, net of taxes (1)	$(7,691)	$(3,412)

	Three months ended
	March 31, 2020	March 31, 2019
Periodic net settlement of swaps (2)	$255	$(45)

(1)-Included in other comprehensive income.
(2)-the amount of periodic net settlement of interest rate swaps was included in interest expense.

As of March 31, 2020, the Bank’s outstanding interest rate swap contracts had a notional amount of $561.9 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of March 31, 2020, and 2019, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of March 31, 2020, and December 31, 2019, were as follows:

	March 31, 2020	December 31, 2019
Fair value swap hedges:	($ in thousands)
Notional	$561,854	$579,584
Weighted average fixed rate-pay	4.65%	4.71%
Weighted average variable rate spread	2.58%	2.62%
Weighted average variable rate-receive	4.16%	4.87%

Net unrealized loss (1)	$(18,176)	$(7,205)

	Three months ended
	March 31, 2020	March 31, 2019
Periodic net settlement of SWAPs (2)	$(643)	$613

(1)-the amount is included in other non-interest income.
(2)-the amount of periodic net settlement of interest rate swaps was included in interest income.

The Company has designated as a partial-term hedging election $25.0 million of a pool of loans with a notational value of $45.2 million as of March 31, 2020. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into a pay-fixed and receive 1-Month LIBOR interest rate swap to convert the last-of-layer $25.0 million portion of a $45.2 million fixed rate loan tranche in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranche. As of March 31, 2020, the last-of-layer loan tranche had a fair value basis adjustment of $245 thousand. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivative clearing organization and daily margin is indirectly maintained with the derivative clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $13.4 million as of March 31, 2020 and $7.1 million as of December 31, 2019.

The Company from time to time enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Condensed Consolidated Balance Sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of March 31, 2020, and December 31, 2019, were as follows:

	March 31, 2020	December 31, 2019
Derivative financial instruments not designated as hedging instruments:	($ in thousands)
Notional amounts:
Option contracts	$2,496	$908
Spot, forward, and swap contracts with positive fair value	$110,465	$146,397
Spot, forward, and swap contracts with negative fair value	$216,401	$127,003
Fair value:
Option contracts	$(14)	$(7)
Spot, forward, and swap contracts with positive fair value	$1,157	$2,411
Spot, forward, and swap contracts with negative fair value	$(4,211)	$(1,415)

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

Financial instruments that are eligible for offset in the Condensed Consolidated Balance Sheets, as of March 31, 2020, and December 31, 2019, are set forth in the following table:

				Gross Amounts Not Offset in the Balance Sheet

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
March 31, 2020	(In thousands)
Assets:
Derivatives	$3,210	$—	$3,210	$—	$—	$3,210

Liabilities:
Derivatives	$32,304	$—	$32,304	$—	$(32,304)	$—

December 31, 2019
Assets:
Derivatives	$2,181	$—	$2,181	$—	$—	$2,181

Liabilities:
Derivatives	$14,229	$—	$14,229	$—	$(14,229)	$—

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

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under ASC 606:

	Three months Ended March 31,
	2020	2019
	(In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$2,054	$2,027
Wealth management fees	3,137	1,696
Other service fees(1)	3,372	3,388
Total noninterest income	8,563	7,111

Noninterest income, not in-scope(2)	(2,777)	5,810
Total noninterest income	$5,786	$12,921

(1)	Other service fees comprise of fees related to letters of credit, wire fees, fees on foreign exchange transactions and other immaterial individual revenue streams.
(2)	These amounts primarily represent revenue from contracts with customers that are out of the scope of ASC 606.

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

19. Stockholders’ Equity

Total equity was $2.31 billion as of March 31, 2020, an increase of $18.8 million, from $2.29 billion as of December 31, 2019, primarily due to net income of $46.9 million, increases in other comprehensive income of $7.6 million, and proceeds from dividend reinvestment of $846 thousand, and partially offset by common stock cash dividends of $24.7 million and repurchases of the Company’s common stock of $12.9 million.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three months ended March 31, 2020, and March 31, 2019, was as follows:

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
Beginning balance, gain/(loss), net of tax	(In thousands)
Securities available-for-sale			$5,714			$(17,765)
Cash flow hedge derivatives			(3,412)			(241)
Total			$2,302			$(18,006)

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$16,833	$4,976	$11,857	$12,491	$3,692	$8,799
Cash flow hedge derivatives	(6,073)	(1,795)	(4,278)	(1,738)	(514)	(1,224)
Total	$10,760	$3,181	$7,579	$10,753	$3,178	$7,575

Reclassification adjustment for net losses in net income
Securities available-for-sale	(6)	(2)	(4)	—	—	—
Cash flow hedge derivatives	—	—	—	—	—	—
Total	(6)	(2)	(4)	—	—	—

Total other comprehensive income/(loss)
Securities available-for-sale	$16,827	$4,974	$11,853	$12,491	$3,692	$8,799
Cash flow hedge derivatives	(6,073)	(1,795)	(4,278)	(1,738)	(514)	(1,224)
Total	$10,754	$3,179	$7,575	$10,753	$3,178	$7,575

Ending balance, gain/(loss), net of tax
Securities available-for-sale			$17,567			$(8,966)
Cash flow hedge derivatives			(7,690)			(1,465)
Total			$9,877			$(10,431)

20. Stock Repurchase Program

On May 7, 2019, the Board of Directors approved a new stock repurchase program to buy back up to $50.0 million of the Company’s common stock. In 2019, the Company repurchased 741,934 shares for $26.4 million, at an average cost of $35.59 per share under the May 2019 repurchase program. The Company repurchased 400,000 shares for $12.9 million, at an average cost of $32.20 per share under the May 2019 repurchase program in the three months ended March 31, 2020. As of March 31, 2020, the Company repurchased 1,141,934 shares for $39.3 million, at an average cost of $34.40 per share. The Company does not plan to buy back additional stock until further notice. If the Company resumes stock repurchases, it may repurchase up to an additional $10.7 million of its common stock under the May 2019 stock repurchase program.

21. Subsequent Events

The Company has evaluated the effect of events that have occurred subsequent to March 31, 2020, through the date of issuance of the Condensed Consolidated Financial Statements, and, based on such evaluation, other than discussion of the COVID-19 pandemic below, the Company believes that there have been no material events during such period that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

Impact of and Response to the COVID-19 Pandemic

The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. Although banks have generally been permitted to continue operating, the COVID-19 pandemic has caused disruptions to our business and could cause material disruptions to our business and operations in the future.

Subsequent to March 31, 2020, the Company has continued its efforts to support its customers affected by the pandemic and to maintain asset quality and balance sheet strength, including the following:

•	Providing loans through the SBA's Paycheck Protection Program, or “PPP”. As of May 1, 2020, approximately 964 loans totaling $242.7 million have been approved by the Small Business Administration.

•

Offering flexible repayment options and a streamlined loan modification process, when appropriate. The Company has implemented modifications on approximately 504 commercial real estate loans loans totaling $978.0 million as of May 1, 2020, which represents 13.4% of the Bank's commercial real estate loans and 46 commercial loans totaling $123.2 million that represented 4.1% of the total commercial loans.

•	Approved forbearance requests on approximately 1,094 residential mortgage loans totaling $477.7 million as of May 1, 2020, which represented 11.5% of total residential mortgages.

•	Maintaining a broad-based risk management strategy, including tightened underwriting standards, placing limits on originations to high risk industries, and related mitigation strategies by segments.

•	The Company has temporarily suspended its stock repurchase program until further notice.

For additional discussion of the impact of and response to the COVID-19 pandemic, please see “Part I, Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” and “Part II, Item IA, Risk Factors” below.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is based on the assumption that the reader has access to and has read the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on, among other things, the carrying value of net loans. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described in “Allowance for Credit Losses” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Developments: Impact of and Response to COVID-19 Pandemic

The ongoing COVID-19 pandemic has caused significant disruption in the United States and international economies and financial markets. The spread of COVID-19 in the United States has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Many states, including California, New York, Washington, Illinois, Texas, Massachusetts, Nevada and other states in which we have significant operations, have declared states of emergency.

The onset of the COVID-19 pandemic has significantly heightened the level of challenges, risks and uncertainties facing our Company and its operations, including the following:

●	Market interest rates have declined significantly and these reductions, especially if prolonged, could adversely affect our net interest income, net interest margin and earnings.

●

We anticipate a potential slowdown in demand for our products and services, including the demand for traditional loans, although we believe the decline may be partially offset due to the new volume of PPP loans under the CARES Act and other governmental programs established in response to the pandemic.

●

The inability of our customers to meet their loan commitments and could result in increased risk of delinquencies, defaults, foreclosures, declining collateral values and ability of our borrowers to repay their loans resulting in losses to our Company.

●

The COVID-19 pandemic restrictions have created significant volatility and disruption in the financial markets, and these conditions may require us to recognize an elevated level of other than temporary impairments on investment securities in our portfolio as issues of these securities are negatively impacted by the economic slowdown. Declines in fair value of investment securities in our portfolio could also reduce the unrealized gains reported as part of our consolidated comprehensive income (loss).

Additional potential impacts arising from, and our anticipated responses to, the COVID-19 pandemic are set forth below:

Financial position and results of operations

Our financial position and results of operations as of and for the three months ended March 31, 2020 have been significantly impacted by the COVID-19 pandemic. The economic environment and uncertainty related to the pandemic contributed to a $25.0 million provision for credit losses recognized during the three months ended March 31, 2020. While we have not yet experienced significant write-offs related to the COVID-19 pandemic as of March 31, 2020, the continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to affect our estimate of our allowance for credit losses and resulting provision for credit losses. To the extent the impact of the pandemic is prolonged and economic conditions worsen or persist longer than forecast, such estimates may be insufficient and change significantly in the future. Our interest income may also be negatively impacted in future periods as we continue to work with our affected borrowers to defer payments, interest, and fees. Additionally, net interest margin may be reduced generally as a result of the low rate environment. These uncertainties and the economic environment will continue to affect earnings, slow growth, and may result in deterioration of asset quality in our loan and investment portfolios.

The below table details our exposure to borrowers in industries generally considered to be the most impacted by the COVID-19 pandemic:

March 31, 2020
Industry (1)	Loan Balance	Percent of Total Loan Portfolio
	($ in millions)
Restaurants	$171.7	1%
Hotels/motels	297.0	2
Retail businesses/properties	1,757.9	11
	$2,226.6	14%

(1)-

Balances capture credit exposures in the business segments that manage the significant majority of industry relationships. Balances consist of commercial real estate secured loans where the collateral consist of restaurants, hotels/motels or have a retail dependency.

While the Company has not experienced disproportionate impacts among its business segments as of March 31, 2020, borrowers in the industries detailed in the table above (and potentially other industries) could have greater sensitivity to the economic downturn resulting from COVID-19 with potentially longer recovery periods than other business lines.

Loan and lease modifications

We began receiving requests from our borrowers for loan and lease deferrals in March. Modifications include the deferral of principal payments or the deferral of principal and interest payments for terms generally 90 - 180 days. Requests are evaluated individually, and approved modifications are based on the unique circumstances of each borrower. We are committed to working with our clients to allow time to work through the challenges of this pandemic. At this time, it is uncertain what future impact loan and lease modifications related to COVID-19 difficulties will have on our financial condition, results of operations and reserve for loan and lease losses. As of May 1, 2020, COVID-19 modification applications approved include 1,094, or $477.7 million, in residential mortgage loans, with a weighted average loan to value of 53.2% that represented 11.5% of the total mortgage portfolio and 46, or $123.2 million, in commercial loan balances that represented 4.1% of total commercial loans.

The CARES Act permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and is intended to provide interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. This includes the following (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Company is applying this guidance to qualifying loan modifications and anticipates that it will continue to experience an increase in short-term modifications.

The following table shows COVID-19 CRE loan and lease modifications by property type approved as of May 1, 2020.

Property Type	# of Loans Deferrals Approved	Balance as of March 31, 2020	Total Category Balance	Weighted Avg LTV
	($ in millions)
Hotel/Motel	23	$190.8	$297.0	48.5%
Retail	92	381.4	1,757.9	52.4%
Residential	219	142.4	1,929.8	51.8%
Warehouse	24	50.2	935.4	50.1%
Office & Comm'l Condo	94	109.9	1,375.5	51.3%
Theater	3	24.5	24.5	73.6%
Special Use & HK Portfolio	25	44.5	397.8	55.8%
Industrial and Multi-Use	11	24.2	410.5	50.2%
Restaurant	13	10.2	171.7	45.1%
Other	—	—	122.5	—
Total CRE	504	$978.1	$7,422.6	51.8%

Paycheck Protection Program (PPP)

As part of the CARES Act, the Small Business Administration (SBA) has been authorized to guarantee loans under the PPP through June 30, 2020 for small businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. One of the notable features of the PPP is that borrowers are eligible for loan forgiveness if borrowers maintain their staff and payroll and if loan amounts are used to cover payroll, mortgage interest, rents and utilities payments. These loans will have a two-year term and will earn interest at a rate of 1%. We began accepting applications on April 3, 2020. As of May 1, 2020, we had processed 964 PPP loans totaling $242.7 million. PPP loans are guaranteed by the SBA and therefore we believe PPP loans generally do not represent a material credit risk.

Capital and liquidity

While we believe we have sufficient capital and do not anticipate any need for additional liquidity as of March 31, 2020, in response to the uncertainty regarding the severity and duration of the COVID-19 pandemic, we have taken additional actions to ensure the strength of our liquidity position. These actions include suspending our share repurchase program at this time to moderate the impact of COVID-19 by maintaining strong capital levels and liquidity to support customers and other stakeholders. In addition, we are also in a position to pledge additional collateral to increase our borrowing capacity with the FRB, if necessary. Our Board of Directors also will continue to evaluate the impacts of the COVID-19 pandemic and the appropriateness of declaring future dividends and the rate of any future dividends, in light of our capital and liquidity needs.

Asset impairment

At this time, as of March 31, 2020, we do not believe there exists any impairment to our goodwill and intangible assets, long-lived assets, right of use assets, or available-for-sale investment securities due to the COVID-19 pandemic. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future impairment charges related to any of the aforementioned assets. Continued and sustained declines in Bancorp’s stock price and/or other credit related impacts could give rise to triggering events in the future that could result in a write-down in the value of our goodwill, which could have a material adverse impact on our results of operations.

Our processes, controls and business continuity plan

As a financial institution, we are considered an essential business and therefore continue to operate on a modified basis to comply with governmental restrictions and public health authority guidelines. Our bank lobbies are closed to the general public, although business is still being transacted through drive-up facilities, online, telephone or by appointment. Although we believe these arrangements will remain in effect until the restrictions are lifted by governmental authorities, we continue to operate and maintain our customer relationships. The health and safety of our employees and customers is a major concern to our management and every effort is being made to have employees work from home or, if working from one of our locations is required, to maintain appropriate social distancing and observe other health precautions.

Through this time of disruption, we have remained open for business supporting our customers while implementing our business continuity plan to mitigate the risks of the spread of COVID-19 to our employees and customers. We have also taken such other actions as social distancing, restrictions on in-person meetings and conferences, Company travel restrictions and increased sanitary protocols. We believe these actions offer the best protection for our employees and customers, an enhance our ability to continue providing our banking services. We believe that we are positioned to continue these business continuity measures for the foreseeable future, however, no assurances can be provided as these circumstances may change depending on the duration of the pandemic.

Highlights

●	Total loans increased for the quarter by $458.7 million, or 3.0%, to $15.5 billion from $15.1 billion in 2019.
●	Total deposits increased for the quarter by $397.8 million, or 2.7%, to $15.1 billion from $14.7 billion in 2019.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended March 31, 2020, was $46.9 million, a decrease of $19.8 million, or 29.7%, compared to net income of $66.7 million for the same quarter a year ago. Diluted earnings per share for the quarter ended March 31, 2020 was $0.59 compared to $0.83 for the same quarter a year ago.

Return on average stockholders’ equity was 8.12% and return on average assets was 1.05% for the quarter ended March 31, 2020, compared to a return on average stockholders’ equity of 12.57% and a return on average assets of 1.61% for the same quarter a year ago.

Financial Performance

	Three months ended
	March 31, 2020	March 31, 2019
Net income (in millions)	$46.9	$66.7
Basic earnings per common share	$0.59	$0.83
Diluted earnings per common share	$0.59	$0.83
Return on average assets	1.05%	1.61%
Return on average total stockholders' equity	8.12%	12.57%
Efficiency ratio	44.60%	45.42%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses decreased $3.0 million, or 2.1%, to $140.3 million during the first quarter of 2020, compared to $143.3 million during the same quarter a year ago. The decrease was due primarily to an increase in interest expense from time deposits, and a decrease in interest income from loans and securities.

The net interest margin was 3.34% for the first quarter of 2020 compared to 3.70% for the first quarter of 2019 and 3.34% for the fourth quarter of 2019.

For the first quarter of 2020, the yield on average interest-earning assets was 4.44%, the cost of funds on average interest-bearing liabilities was 1.49%, and the cost of interest-bearing deposits was 1.44%. In comparison, for the first quarter of 2019, the yield on average interest-earning assets was 4.85%, the cost of funds on average interest-bearing liabilities was 1.55%, and the cost of interest-bearing deposits was 1.46%. The decrease in the yield on average interest-earning assets resulted mainly from lower rates on loans. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 2.95% for the quarter ended March 31, 2020, compared to 3.30% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended March 31, 2020, and 2019. Average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended March 31,
	2020			2019
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(Dollars in thousands)
Interest-earning assets:
Total loans and leases (1)	$15,213,440	$177,870	4.70%	$14,088,488	$178,277	5.13%
Investment securities	1,379,365	7,610	2.22	1,270,053	7,290	2.33
Federal Home Loan Bank stock	17,268	305	7.09	17,304	304	7.13
Interest-bearing deposits	311,024	951	1.23	312,779	1,890	2.45
Total interest-earning assets	16,921,097	186,736	4.44	15,688,624	187,761	4.85
Non-interest earning assets:
Cash and due from banks	175,827			211,792
Other non-earning assets	1,030,634			1,035,208
Total non-interest earning assets	1,206,461			1,247,000
Less: Allowance for loan losses	(123,886)			(122,907)
Deferred loan fees	(631)			(1,468)
Total assets	$18,003,041			$16,811,249

Interest-bearing liabilities:
Interest-bearing demand accounts	$1,388,597	$709	0.21%	$1,309,109	$609	0.19%
Money market accounts	2,437,997	6,959	1.15	1,915,030	4,428	0.94
Savings accounts	733,372	323	0.18	717,393	340	0.19
Time deposits	7,495,619	35,155	1.89	7,064,254	34,123	1.96
Total interest-bearing deposits	12,055,585	43,146	1.44	11,005,786	39,500	1.46

Other borrowings	392,029	1,839	1.89	462,043	2,813	2.47
Long-term debt	119,136	1,440	4.86	183,115	2,132	4.72
Total interest-bearing liabilities	12,566,750	46,425	1.49	11,650,944	44,445	1.55

Non-interest bearing liabilities:
Demand deposits	2,863,889			2,775,545
Other liabilities	252,119			233,568
Total equity	2,320,283			2,151,192
Total liabilities and equity	$18,003,041			$16,811,249

Net interest spread			2.95%			3.31%
Net interest income		$140,311			$143,316
Net interest margin			3.34%			3.70%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the three months ended March 31, 2020 and 2019:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three months ended March 31, 2020-2019 Increase/(Decrease) in Net Interest Income Due to:
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans and leases	$14,575	$(14,981)	$(406)
Investment securities	655	(335)	320
Deposits with other banks	(10)	(929)	(939)
Total changes in interest income	15,220	(16,245)	(1,025)

Interest-bearing liabilities:
Interest-bearing demand accounts	41	60	101
Money market accounts	1,390	1,141	2,531
Savings accounts	8	(26)	(18)
Time deposits	2,239	(1,207)	1,032
Other borrowed funds	(381)	(592)	(973)
Long-term debt	(756)	63	(693)
Total changes in interest expense	2,541	(561)	1,980
Changes in net interest income	$12,679	$(15,684)	$(3,005)

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision/(reversal) for credit losses

Based on a review of the appropriateness of the allowance for loan losses at March 31, 2020, the Company recorded a provision for credit losses of $25.0 million in first quarter of 2020 compared to no provision for credit losses in the first quarter of 2019. The provision for credit losses is primarily a result of the economic deterioration of the global economy resulting from the COVID-19 pandemic. While we took steps to incorporate the impact of the COVID-19 pandemic on the economic forecast and other factors utilized to determine our allowance for credit losses, if the economic forecast or other factors worsen relative to the assumptions we utilized, our allowance for credit losses will increase accordingly in future periods.

The following table summarizes the charge-offs and recoveries for the periods indicated:

	Three months ended March 31,
	2020	2019
	(In thousands)
Charge-offs:
Commercial loans	$1,321	$1,231
Total charge-offs	1,321	1,231
Recoveries:
Commercial loans	1,208	41
Construction loans	—	1,044
Real estate loans (1)	162	310
Total recoveries	1,370	1,395
Net recoveries	$(49)	$(164)

(1) Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, equity securities gains (losses), wire transfer fees, and other sources of fee income, was $5.8 million for the first quarter of 2020, a decrease of $7.1 million, or 55.0%, compared to $12.9 million for the first quarter of 2019. The decrease was primarily due to a $10.3 million decrease in net losses from equity securities, offset by a $1.4 million increase in wealth management fees and an increase of $1.3 million in the valuation of interest rate swap contracts, when compared to the same quarter a year ago.

Non-Interest Expense

Non-interest expense decreased $5.8 million, or 8.2%, to $65.2 million in the first quarter of 2020, compared to $71.0 million in the same quarter a year ago. The decrease was primarily due to a $4.5 million gain recognized on sale of a foreclosed property, a decrease of $1.2 million in salaries and employee benefits and a decrease of $2.4 million in provision for unfunded commitments offset by an increase of $3.1 million in amortization expense of investments in low income housing and alternative energy partnerships, when compared to the same quarter a year ago. The efficiency ratio was 44.6% in the first quarter of 2020 compared to 45.4% for the same quarter a year ago.

Income Taxes

The effective tax rate for the first quarter of 2020 was 16.3% compared to 21.8% for the first quarter of 2019. The effective tax rate for both quarters includes the impact of low-income housing and alternative energy investment tax credits.

Balance Sheet Review

Assets

Total assets were $18.3 billion as of March 31, 2020, an increase of $202.3 million, or 1.1%, from $18.1 billion as of December 31, 2019, primarily due to loan growth offset in part by decreases in investment securities and short-term investments.

Securities Available for Sale

Securities available-for-sale represented 7.4% of total assets as of March 31, 2020, compared to 8.0% of total assets as of December 31, 2019. Securities available-for-sale were $1.4 billion as of March 31, 2020, compared to $1.5 billion as of December 31, 2019.

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of March 31, 2020, and December 31, 2019:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. government agency entities	$110,650	$151	$391	$110,410
U.S. government sponsored entities	175,000	45	—	175,045
Mortgage-backed securities	883,097	27,570	663	910,004
Collateralized mortgage obligations	459	—	11	448
Corporate debt securities	161,026	10	1,770	159,266
Total	$1,330,232	$27,776	$2,835	$1,355,173

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$74,926	$10	$—	$74,936
U.S. government agency entities	90,452	663	319	90,796
U.S. government sponsored entities	225,000	—	557	224,443
Mortgage-backed securities	880,040	8,574	824	887,790
Collateralized mortgage obligations	569	—	17	552
Corporate debt securities	172,743	605	23	173,325
Total	$1,443,730	$9,852	$1,740	$1,451,842

For additional information, see Note 7 to the Company’s unaudited Condensed Consolidated Financial Statements.

Securities available-for-sale having a carrying value of $21.3 million as of March 31, 2020, and $20.1 million as of December 31, 2019, were pledged to secure public deposits, other borrowings and treasury tax and loan.

Equity Securities

The Company recognized a net loss of $6.1 million for the three months ended March 31, 2020, due to the decrease in fair value of equity investments with readily determinable fair values compared to a net gain of $4.2 million for the three months ended March 31, 2019. Equity securities were $18.8 million and $28.0 million as of March 31, 2020 and December 31, 2019, respectively.

Loans

Gross loans were $15.5 billion at March 31, 2020, an increase of $458.7 million, or 3.0%, from $15.1 billion at December 31, 2019. The increase was primarily due to increases of $194.3 million, or 7.0%, in commercial loans, $147.3 million, or 2.0%, in commercial mortgage loans, $85.3 million, or 2.1%, in residential mortgage loans, and $37.3 million, or 10.7%, in equity lines. The loan balances and composition at March 31, 2020, compared to December 31, 2019 are set forth below:

	March 31, 2020	% of Gross Loans	December 31, 2019	% of Gross Loans	% Change
	(Dollars in thousands)

Commercial loans	$2,973,078	19.1%	$2,778,744	18.4%	7.0%
Residential mortgage loans	4,173,876	26.9	4,088,586	27.1	2.1
Commercial mortgage loans	7,422,585	47.8	7,275,262	48.3	2.0
Real estate construction loans	577,240	3.7	579,864	3.9	(0.5)
Equity lines	385,317	2.5	347,975	2.3	10.7
Installment and other loans	2,116	0.0	5,050	0.0	(58.1)
Gross loans	$15,534,212	100%	$15,075,481	100%	3.0%
Allowance for loan losses	(148,273)		(123,224)		20.3
Unamortized deferred loan fees	(277)		(626)		(55.8)
Total loans, net	$15,385,662		$14,951,631		2.9%

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

The ratio of non-performing assets to total assets was 0.4% at March 31, 2020, compared to 0.3% at December 31, 2019. Total non-performing assets increased $10.1 million, or 17.7%, to $67.3 million at March 31, 2020, compared to $57.2 million at December 31, 2019, primarily due to a $12.1 million commercial loan that is in the process of being restructured, offset in part by a decrease of $1.9 million, or 29.3%, in accruing loans past due 90 days or more and a decrease of $1.2 million, or 11.7%, in other real estate owned.

As a percentage of gross loans plus OREO, our non-performing assets was 0.43% as of March 31, 2020, compared to 0.38% as of December 31, 2019. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, decreased to 259.7% as of March 31, 2020, from 270.8% as of December 31, 2019.

The following table sets forth the changes in non-performing assets and troubled debt restructurings (“TDRs”) as of March 31, 2020, compared to December 31, 2019, and to March 31, 2019:

	March 31, 2020	December 31, 2019	% Change	March 31, 2019	% Change
	(Dollars in thousands)
Non-performing assets
Accruing loans past due 90 days or more	$4,531	$6,409	(29)	$—	100
Non-accrual loans:
Construction loans	4,482	4,580	(2)	4,801	(7)
Commercial mortgage loans	11,859	9,928	19	17,940	(34)
Commercial loans	30,443	19,381	57	26,499	15
Residential mortgage loans	6,949	6,634	5	7,443	(7)
Total non-accrual loans	$53,733	$40,523	33	$56,683	(5)
Total non-performing loans	58,264	46,932	24	56,683	3
Other real estate owned	9,048	10,244	(12)	12,522	(28)
Total non-performing assets	$67,312	$57,176	18	$69,205	(3)
Accruing troubled debt restructurings	$34,364	$35,336	(3)	$62,948	(45)

Allowance for loan losses	$148,273	$123,224	20	$122,555	21

Total gross loans outstanding, at period-end	$15,534,212	$15,075,481	3	$14,277,422	9

Allowance for loan losses to non-performing loans, at period-end	254.48%	262.56%		216.21%
Allowance for loan losses to gross loans, at period-end	0.95%	0.82%		0.86%

Non-accrual Loans

At March 31, 2020, total non-accrual loans were $53.7 million, an increase of $13.2 million, or 32.6%, from $40.5 million at December 31, 2019, and a decrease of $3.0 million, or 5.3%, from $56.7 million at March 31, 2019. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following tables set forth the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	March 31, 2020		December 31, 2019
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$9,340	$10,321	$6,874	$9,475
Commercial real estate	13,950	13,655	14,268	1,603
Personal property (UCC)	—	6,467	—	8,303
Total	$23,290	$30,443	$21,142	$19,381

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	March 31, 2020		December 31, 2019
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$16,142	$—	$14,305	$—
Wholesale/Retail	621	8,617	637	9,684
Import/Export	—	16,826	—	4,697
Other	6,527	5,000	6,200	5,000
Total	$23,290	$30,443	$21,142	$19,381

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

As of March 31, 2020, recorded investment in impaired loans totaled $88.1 million and was comprised of non-accrual loans of $53.7 million and accruing TDRs of $34.4 million. As of December 31, 2019, recorded investment in impaired loans totaled $75.9 million and was comprised of non-accrual loans of $40.5 million and accruing TDRs of $35.4 million. For impaired loans, the amounts previously charged off represent 0.3% as of March 31, 2020, and 2.1% as of December 31, 2019, of the contractual balances for impaired loans. As of March 31, 2020, $23.3 million, or 43.3%, of the $53.7 million of non-accrual loans were secured by real estate compared to $21.1 million, or 52.2%, of the $40.5 million of non-accrual loans that were secured by real estate as of December 31, 2019. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

As of March 31, 2020, $3.5 million of the $148.3 million allowance for loan losses was allocated for impaired loans and $144.8 million was allocated to the general allowance. As of December 31, 2019, $3.2 million of the $123.2 million allowance for loan losses was allocated for impaired loans and $120.0 million was allocated to the general allowance.

The allowance for loan losses to non-performing loans was 254.5% as of March 31, 2020, compared to 262.6% as of December 31, 2019, primarily due to an increase in the non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table sets forth impaired loans and the related allowance as of the dates indicated:

	March 31, 2020			December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$28,685	$25,991	$—	$20,134	$15,857	$—
Real estate construction loans	5,776	4,482	—	5,776	4,580	—
Commercial mortgage loans	16,559	16,223	—	9,234	9,030	—
Residential mortgage loans and equity lines	6,046	6,024	—	6,171	6,073	—
Subtotal	$57,066	$52,720	$—	$41,315	$35,540	$—

With allocated allowance
Commercial loans	$9,223	$9,152	$2,827	$8,769	$8,739	$2,543
Commercial mortgage loans	20,513	20,420	405	26,117	26,040	473
Residential mortgage loans and equity lines	7,018	5,805	219	6,740	5,540	220
Subtotal	$36,754	$35,377	$3,451	$41,626	$40,319	$3,236
Total impaired loans	$93,820	$88,097	$3,451	$82,941	$75,859	$3,236

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

As of March 31, 2020, construction loans of $549.4 million were disbursed with pre-established interest reserves of $71.5 million, compared to $550.0 million with pre-established interest reserves of $73.4 million at December 31, 2019.  The balance for construction loans with interest reserves that have been extended was $106.8 million with pre-established interest reserves of $3.1 million at March 31, 2020, compared to $129.2 million with pre-established interest reserves of $4.7 million at December 31, 2019.  Land loans of $57.2 million were disbursed with pre-established interest reserves of $1.0 million at March 31, 2020, compared to $45.5 million of land loans disbursed with pre-established interest reserves of $1.9 million at December 31, 2019.  The balance for land loans with interest reserves that have been extended was $942 thousand at March 31, 2020 with pre-established interest reserves of $58 thousand, compared to $1.7 million in land loans with pre-established interest reserves of $2 thousand at December 31, 2019.

At March 31, 2020 and December 31, 2019, the Bank had no loans on non-accrual status with available interest reserves.  At March 31, 2020 and December 31, 2019, $4.5 million and $4.6 million of non-accrual non-residential construction loans had been originated with pre-established interest reserves, respectively.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of the property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; and Las Vegas, Nevada. The Company also has loan customers in Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of March 31, 2020, or as of December 31, 2019.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. Total loans for construction, land development, and other land represented 33% of the Bank’s total risk-based capital as of March 31, 2020, and 34% as of December 31, 2019. Total CRE loans represented 275% of total risk-based capital as of March 31, 2020, and 277% as of December 31, 2019 and were below the Bank’s internal limit for CRE loans of 400% of total capital at both dates.

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

The allowance for loan losses was $148.3 million and the allowance for off-balance sheet unfunded credit commitments was $3.0 million at March 31, 2020, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded credit commitments. The $148.3 million allowance for loan losses at March 31, 2020, increased $25.1 million, or 20.4%, from $123.2 million at December 31, 2019. This increase included $22.0 million of additional allowance for loan losses due to deterioration in economic conditions in the closing weeks of the quarter related to COVID-19. This deterioration is reflected in unprecedented increases in new unemployment claims in the United States and deterioration in global economic measures during this period. While we took steps to incorporate the impact of the COVID-19 pandemic on the economic forecast and other factors utilized to determine our allowance for loan losses, if the economic forecast or other factors worsen relative to the assumptions we utilized, our allowance for loan losses will increase accordingly in future periods. The allowance for loan losses represented 0.95% of period-end gross loans and 254.5% of non-performing loans at March 31, 2020. The comparable ratios were 0.82% of period-end gross loans and 262.6% of non-performing loans at December 31, 2019.

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended March 31,
	2020	2019
	(In thousands)
Allowance for loan losses
Balance at beginning of period	$123,224	$122,391
Provision for credit losses	25,000	—
Charge-offs:
Commercial loans	(1,321)	(1,231)
Total charge-offs	(1,321)	(1,231)
Recoveries:
Commercial loans	1,208	41
Construction loans	—	1,044
Real estate loans	162	310
Total recoveries	1,370	1,395
Balance at end of period	$148,273	$122,555

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$3,855	$2,250
(Reversal)/Provision for credit losses	(842)	1,600
Balance at end of period	$3,013	$3,850

Average loans outstanding during the period	$15,213,440	$14,088,488
Total gross loans outstanding, at period-end	$15,534,212	$14,277,422
Total non-performing loans, at period-end	$58,264	$56,683
Ratio of net recoveries to average loans outstanding during the period	(0.00)%	(0.00)%
Provision for credit losses to average loans outstanding during the period	0.64%	0.05%
Allowance for credit losses to non-performing loans, at period-end	259.66%	223.00%
Allowance for credit losses to gross loans, at period-end	0.97%	0.89%

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	March 31, 2020		December 31, 2019
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	(In thousands)
Type of Loan:
Commercial loans	$67,799	18.7%	$57,021	18.9%
Real estate construction loans	23,222	3.7	19,474	4.0
Commercial mortgage loans	39,886	48.1	33,602	48.0
Residential mortgage loans and equity lines	17,366	29.5	13,108	29.1
Installment and other loans	—	—	19	—
Total loans	$148,273	100%	$123,224	100%

The allowance allocated to commercial loans increased $10.8 million, or 18.9%, to $67.8 million at March 31, 2020, from $57.0 million at December 31, 2019. The increase is due primarily to an increase in the allowance due to deterioration in economic conditions in the closing weeks of the quarter related to COVID-19 and increases in commercial loan growth and non-accrual loans in the first quarter.

The allowance allocated to real estate construction loans increased $3.7 million, or 19.0%, to $23.2 million at March 31, 2020 from $19.5 million at December 31, 2019. The increase is due primarily to an increase in the allowance due to deterioration in economic conditions in the closing weeks of the quarter related to COVID-19.

The allowance allocated to commercial mortgage loans increased $6.3 million, or 18.8%, to $39.9 million at March 31, 2020, from $33.6 million at December 31, 2019. The increase is due primarily to an increase in the allowance due to deterioration in economic conditions in the closing weeks of the quarter related to COVID-19 and an increase in commercial mortgage loan growth in the first quarter.

The allowance allocated for residential mortgage loans increased by $4.3 million, or 32.8%, to $17.4 million as of March 31, 2020, from $13.1 million at December 31, 2019. The increase is due primarily to an increase in the allowance due to deterioration in economic conditions in the closing weeks of the quarter related to COVID-19 and increases in substandard and special mention loans in the first quarter.

Deposits

Total deposits were $15.1 billion at March 31, 2020, an increase of $397.8 million, or 2.7%, from $14.7 billion at December 31, 2019. The following table sets forth the deposit mix as of the dates indicated:

	March 31, 2020		December 31, 2019
	Amount	Percentage	Amount	Percentage
Deposits	(Dollars in thousands)
Non-interest-bearing demand deposits	$2,860,580	19.0%	$2,871,444	19.5%
Interest bearing demand deposits	1,514,434	10.0	1,358,152	9.2
Money market deposits	2,482,950	16.5	2,260,764	15.4
Savings deposits	710,602	4.7	758,903	5.2
Time deposits	7,521,584	49.8	7,443,045	50.7
Total deposits	$15,090,150	100.0%	$14,692,308	100.0%

The following table sets forth the maturity distribution of time deposits at March 31, 2020:

	At March 31, 2020
	Time Deposits - under $100,000	Time Deposits - $100,000 and over	Total Time Deposits
	(Dollars in thousands)
Less than three months	$463,745	$951,279	$1,415,024
Three to six months	443,358	1,364,939	1,808,297
Six to twelve months	932,769	2,784,517	3,717,286
Over one year	194,168	386,809	580,977
Total	$2,034,040	$5,487,544	$7,521,584

Percent of total deposits	13.5%	36.3%	49.8%

Borrowings

Borrowings include federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Short-term borrowings - The Company had $12.9 million of short-term borrowings outstanding with an interest rate of 2.4% as of March 31, 2020. This funding was entered into by the Company’s Hong Kong office, and will mature in April 2020.

Borrowings from the FHLB - As of March 31, 2020, over-night borrowings from the FHLB were zero, compared to $450 million at an average rate of 1.66% as of December 31, 2019. Advances from the FHLB were $495 million at an average rate of 1.13% as of March 31, 2020 and $220 million at an average rate of 2.26% as of December 31, 2019. As of March 31, 2020, FHLB advances of $275 million will mature in April 2020, $75 million in May 2021, $50 million in June 2021, $75 million in July 2021, and $20 million in May 2023.

Other Borrowings - The Company owes a residual payable balance of $7.7 million to Bank SinoPac Co. related to the Company’s acquisition of SinoPac Bancorp, the parent of Far East National Bank, completed in October 2017. The remaining balance of $7.0 million, due in July 2020, has an interest rate of 2.95% (three-month LIBOR rate plus 150 basis points) as of March 31, 2020.

At March 31, 2020, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 3.15%, compared to $119.1 million with a weighted average rate of 4.09% at December 31, 2019. The Junior Subordinated Notes have a stated maturity term of 30 years. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of March 31, 2020. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$6,940,607	$565,641	$15,297	$39	$7,521,584
Advances from the Federal Home Loan Bank	275,000	200,000	20,000	—	495,000
Other borrowings	7,031	—	—	28,981	36,012
Long-term debt	—	—	—	119,136	119,136
Operating leases	6,714	15,106	9,862	6,241	37,923
Total contractual obligations and other commitments	$7,229,352	$780,747	$45,159	$154,397	$8,209,655

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

Capital Resources

Total equity was $2.31 billion as of March 31, 2020, an increase of $18.8 million, from $2.29 billion as of December 31, 2019, primarily due to net income of $46.9 million, increases in other comprehensive income of $7.6 million, and proceeds from dividend reinvestment of $846 thousand, and partially offset by common stock cash dividends of $24.7 million and repurchases of the Company’s common stock of $12.9 million.

The following table summarizes changes in total equity for the three months ended March 31, 2020:

Three months ended
March 31, 2020
(In thousands)
Net income	$46,852
Proceeds from shares issued through the Dividend Reinvestment Plan	846
RSUs distributed	1
Shares withheld related to net share settlement of RSUs	(523)
Purchase of treasury stock	(12,880)
Share-based compensation	1,543
Cash dividends paid to common stockholders	(24,660)
Other comprehensive income	7,575
Net increase in total equity	$18,754

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The following tables set forth actual and required capital ratios as of March 31, 2020 and December 31, 2019 for Bancorp and the Bank under the Basel III Capital Rules. The Basel III Capital Rules became fully phased-in on January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2019 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2020	(Dollars in thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$1,904,483	12.38	$1,076,711	7.00	$999,803	6.50
Cathay Bank	1,978,085	12.88	1,075,416	7.00	998,601	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	1,904,483	12.38	1,307,435	8.50	1,230,527	8.00
Cathay Bank	1,978,085	12.88	1,305,862	8.50	1,229,047	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,171,269	14.12	1,615,066	10.50	1,538,158	10.00
Cathay Bank	2,129,371	13.86	1,613,124	10.50	1,536,309	10.00

Leverage Ratio
Cathay General Bancorp	1,904,483	10.82	703,798	4.00	879,748	5.00
Cathay Bank	1,978,085	11.26	702,740	4.00	878,425	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2019	(Dollars in thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$1,892,321	12.51	$1,059,259	7.00	$983,597	6.50
Cathay Bank	1,959,832	12.97	1,057,880	7.00	982,318	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	1,892,321	12.51	1,286,243	8.50	1,210,581	8.00
Cathay Bank	1,959,832	12.97	1,284,569	8.50	1,209,006	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,134,900	14.11	1,588,888	10.50	1,513,227	10.00
Cathay Bank	2,086,911	13.81	1,586,821	10.50	1,511,258	10.00

Leverage Ratio
Cathay General Bancorp	1,892,321	10.83	699,173	4.00	873,966	5.00
Cathay Bank	1,959,832	11.23	697,976	4.00	872,470	5.00

As of March 31, 2020, capital levels at Bancorp and the Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of March 31, 2020 at Bancorp and the Bank exceed the minimum levels necessary to be considered “well capitalized.”

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. The amount of future dividends, if any, will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors. The terms of our Junior Subordinated Notes also limit our ability to pay dividends. We increased the common stock dividend from $0.21 per share in the fourth quarter of 2016, to $0.24 per share in the fourth quarter of 2017, and to $0.31 per share in the fourth quarter of 2018 and 2019.

The Company declared a cash dividend of $0.31 per share on 79,546,735 shares outstanding on March 2, 2020, for distribution to holders of our common stock on March 12, 2020. The Company paid total cash dividends of $24.7 million in the first quarter of 2020.

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

In May 2014, the Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. As of March 31, 2020, and 2019, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s cash flow derivative financial instruments as of March 31, 2020, and December 31, 2019, were as follows:

	March 31, 2020	December 31, 2019
Cash flow swap hedges:	($ in thousands)
Notional	$119,136	$119,136
Weighted average fixed rate-pay	2.61%	2.61%
Weighted average variable rate-receive	0.98%	2.26%

Unrealized loss, net of taxes (1)	$(7,691)	$(3,412)

	Three months ended
	March 31, 2020	March 31, 2019
Periodic net settlement of swaps (2)	$255	$(45)

(1)-Included in other comprehensive income.
(2)-the amount of periodic net settlement of interest rate swaps was included in interest expense.

As of March 31, 2020, the Bank’s outstanding interest rate swap contracts had a notional amount of $561.9 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of March 31, 2020, and 2019, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of March 31, 2020, and December 31, 2019, were as follows:

	March 31, 2020	December 31, 2019
Fair value swap hedges:	($ in thousands)
Notional	$561,854	$579,584
Weighted average fixed rate-pay	4.65%	4.71%
Weighted average variable rate spread	2.58%	2.62%
Weighted average variable rate-receive	4.16%	4.87%

Net unrealized loss (1)	$(18,176)	$(7,205)

	Three months ended
	March 31, 2020	March 31, 2019
Periodic net settlement of SWAPs (2)	$(643)	$613

(1)-the amount is included in other non-interest income.
(2)-the amount of periodic net settlement of interest rate swaps was included in interest income.

The Company has designated as a partial-term hedging election $25.0 million of a pool of loans with a notational value of $45.2 million as of March 31, 2020. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into a pay-fixed and receive 1-Month LIBOR interest rate swap to convert the last-of-layer $25.0 million portion of a $45.2 million fixed rate loan tranche in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranche. As of March 31, 2020, the last-of-layer loan tranche had a fair value basis adjustment of $245 thousand. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivative clearing organization and daily margin is indirectly maintained with the derivative clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $13.4 million as of March 31, 2020 and $7.1 million as of December 31, 2019.

The Company from time to time enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Condensed Consolidated Balance Sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of March 31, 2020, and December 31, 2019, were as follows:

	March 31, 2020	December 31, 2019
Derivative financial instruments not designated as hedging instruments:	($ in thousands)
Notional amounts:
Option contracts	$2,496	$908
Spot, forward, and swap contracts with positive fair value	$110,465	$146,397
Spot, forward, and swap contracts with negative fair value	$216,401	$127,003
Fair value:
Option contracts	$(14)	$(7)
Spot, forward, and swap contracts with positive fair value	$1,157	$2,411
Spot, forward, and swap contracts with negative fair value	$(4,211)	$(1,415)

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of March 31, 2020, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 12.1% compared to 12.9% as of December 31, 2019.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At March 31, 2020, the Bank had an approved credit line with the FHLB of San Francisco totaling $4.5 billion. Total advances from the FHLB of San Francisco were $495.0 million and standby letter of credits issued by the FHLB on the Company’s behalf were $489.1 million as of March 31, 2020. These borrowings bear fixed rates and are secured by the Bank’s loans. See Note 11 to the Condensed Consolidated Financial Statements. At March 31, 2020, the Bank pledged $10.0 million of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $10.0 million from the Federal Reserve Bank Discount Window at March 31, 2020.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At March 31, 2020, investment securities totaled $1.4 billion, with $21.3 million pledged as collateral for borrowings and other commitments. The remaining $1.4 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 92% of our time deposits mature within one year or less as of March 31, 2020. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. As of March 31, 2020, management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs. Deposits and other sources of liquidity, however, may be adversely impacted by COVID-19 pandemic.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $36.0 million and $55.0 million during the first quarter of 2020 and 2019, respectively.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2020:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	8.9	3.3
+100	4.2	2.2
-100	-1.2	-3.4
-200	-1.0	-3.3

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents the net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     RISK FACTORS.

Other than the supplemental risk factor set forth below, the Company is not aware of any material change to the risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risk factors disclosed in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties, including those not presently known to the Company or that the Company presently believes not to be material, could also materially and adversely affect the Company’s business, financial condition, and results of operations and stock price.

The outbreak of the COVID-19 pandemic has caused a significant global economic downturn, which has adversely affected, and is expected to continue to adversely affect, our business and results of operations, and the future impacts of the COVID-19 pandemic on the global economy and our business, results of operations and financial condition remain uncertain.

Global health and economic concerns relating to the COVID-19 outbreak and government actions taken to reduce the spread of the virus have had a material adverse impact on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. The pandemic has resulted in federal, state and local authorities, including those who govern the markets in which we operate, implementing numerous measures to try to contain the virus. Such measures have included travel bans and restrictions, curfews, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in the near future.

The outbreak has adversely impacted and is likely to continue to adversely impact our workforce and operations and the operations of our customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our customers or business partners, including but not limited to the following:

●

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of COVID-19 could disrupt the business, activities, and operations of our customers, cause a decline in demand for our products and services, including loans and deposits which may result in a significant decrease in business and would negatively impact our liquidity position, and our growth strategy.

●

Our financial results could also be impacted due to an inability of our customers to meet their loan commitments due to job losses or other losses associated with impacts of the disease, and could also result in increased risk of delinquencies, defaults, foreclosures, declining collateral values and the ability of our borrowers to repay their loans resulting in losses to our Bank.

●

Based on a review of the appropriateness of the allowance for loan losses at March 31, 2020, we recorded a provision for credit losses of $25.0 million in first quarter of 2020, primarily a result of the economic deterioration of the global economy resulting from the COVID-19 pandemic. While we took steps to incorporate the impact of the COVID-19 pandemic on the economic forecast and other factors utilized to determine our allowance for loan losses, if the economic forecast or other factors worsen relative to the assumptions we utilized, our allowance for loan losses will increase accordingly in future periods.

●

Market interest rates have declined significantly. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income, margins and our profitability. Our assets and liabilities may be significantly impacted by changes in interest rates.

●

The COVID-19 pandemic restrictions have created significant volatility and disruption in the financial markets, and these conditions may require us to recognize an elevated level of other than temporary impairments on investment securities in our portfolio as issues of these securities are negatively impacted by the economic slowdown. Declines in fair value of investment securities in our portfolio could also reduce the unrealized gains reported as part of our consolidated comprehensive income (loss).

●

We are required to comply with minimum capital and leverage requirements. Our capital strategy is primarily to maintain capital levels through the COVID-19 pandemic, and our Board of Directors could determine, as appropriate, to reduce or forego dividends in order to maintain and/or strengthen our capital and liquidity position.

●	Current and future governmental action may temporarily require us to conduct business related to foreclosures, repossessions, payments, deferrals and other customer-related transactions differently.

●	The pandemic creates heightened risks of cyber and payment fraud, as cyber criminals try to take advantage of the disruption and increased online activity brought about by the pandemic.

●

Although we have established a pandemic response plan and procedures, our workforce has been, is, and may continue to be impacted by COVID-19. We are taking precautions to protect the safety and well-being of our employees and customers, including temporary branch and office closures, but no assurance can be given that our actions will be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees’ ability to provide customer support and service. The spread could also negatively impact availability of key personnel and employee productivity, as well as the business and operations of third-party service providers who perform critical services for us, which could adversely impact our ability to deliver products and services to our customers.

These and other factors may exist for an extended period of time and may continue to adversely affect our business, financial condition and operations even after the COVID-19 outbreak has subsided. The extent to which the pandemic impacts our business, financial condition and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the pandemic’s duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. Additionally, future outbreaks of COVID-19, or other viruses, may occur.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. Therefore, the risk factors discussed in our Annual Report on Form 10-K and in this Form 10-Q could be heightened, changed or be added to in the future.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(January 1, 2020 - January 31, 2020)	70,000	$36.48	70,000	$21,039,498
(February 1, 2020 - February 29, 2020)	140,781	$34.66	140,781	$16,159,604
(March 1, 2020 - March 31, 2020)	189,219	$28.78	189,219	$10,713,881
Total	400,000	$32.20	400,000	$10,713,881

For a discussion of limitations on the payment of dividends, see “Dividend Policy” and “Liquidity” under Part I—Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.     DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.     MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.     OTHER INFORMATION.

None.

Item 6.     EXHIBITS.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

Exhibit 101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document*

____________________

+ Filed herewith.

++ Furnished herewith.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp (Registrant)

Date: May 8, 2020	/s/ Pin Tai Pin Tai Chief Executive Officer

Date: May 8, 2020	/s/ Heng W. Chen Heng W. Chen Executive Vice President and Chief Financial Officer