Form 10-Q
period 2020-06-30
CATHAY GENERAL BANCORP
filed 2020-08-10
CIK 861842

UNITED STATES

securities and exchange commission

Washington, D.C. 20549

form 10-Q

(Mark One)

☒      quarterly report pursuant to section 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020

OR

☐     transition report pursuant to section 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-31830

CATHAY GENERAL BANCORP

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CATY	Nasdaq Global Select Market

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

Common stock, $.01 par value, 79,620,001 shares outstanding as of July 31, 2020.

CATHAY GENERAL BANCORP AND SUBSIDIARies

2nd quarter 2020 REPORT ON FORM 10-Q

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$148,700	$177,240
Short-term investments and interest-bearing deposits	1,425,001	416,538
Securities available-for-sale (amortized cost of $1,122,994 at June 30, 2020 and $1,443,730 at December 31, 2019)	1,146,102	1,451,842
Loans	15,608,283	15,075,481
Less: Allowance for loan losses	(169,680)	(123,224)
Unamortized deferred loan fees, net	(4,507)	(626)
Loans, net	15,434,096	14,951,631
Equity securities	24,570	28,005
Federal Home Loan Bank stock	17,250	18,090
Other real estate owned, net	7,318	10,244
Affordable housing investments and alternative energy partnerships, net	320,047	308,681
Premises and equipment, net	104,165	104,239
Customers’ liability on acceptances	10,665	10,694
Accrued interest receivable	54,326	53,541
Goodwill	372,189	372,189
Other intangible assets, net	6,030	6,296
Right-of-use assets - operating leases	34,217	33,990
Other assets	162,361	150,924
Total assets	$19,267,037	$18,094,144

Liabilities
Deposits:
Non-interest-bearing demand deposits	$3,298,415	$2,871,444
Interest-bearing deposits:
NOW deposits	1,671,290	1,358,152
Money market deposits	2,982,385	2,260,764
Savings deposits	743,982	758,903
Time deposits	7,585,832	7,443,045
Total deposits	16,281,904	14,692,308
Short-term borrowings	—	25,683
Advances from the Federal Home Loan Bank	230,000	670,000
Other borrowings of affordable housing investments	32,399	29,022
Long-term debt	119,136	119,136
Deferred payments from acquisition	7,753	7,644
Acceptances outstanding	10,665	10,694
Lease liabilities - operating leases	36,408	35,873
Other liabilities	206,324	209,501
Total liabilities	16,924,589	15,799,861
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 90,354,947 issued and 79,619,984 outstanding at June 30, 2020, and 90,064,382 issued and 79,729,419 outstanding at December 31, 2019	903	900
Additional paid-in-capital	953,616	950,466
Accumulated other comprehensive income, net	8,353	2,302
Retained earnings	1,710,994	1,659,153
Treasury stock, at cost (10,734,963 shares at June 30, 2020, and 10,334,963 shares at December 31, 2019)	(331,418)	(318,538)
Total equity	2,342,448	2,294,283
Total liabilities and equity	$19,267,037	$18,094,144

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$168,149	$182,291	$346,019	$360,568
Investment securities	5,405	8,477	13,015	15,767
Federal Home Loan Bank stock	214	298	519	602
Deposits with banks	240	1,383	1,191	3,273
Total interest and dividend income	174,008	192,449	360,744	380,210

Interest Expense
Time deposits	30,811	39,491	65,966	73,614
Other deposits	5,919	5,588	13,910	10,965
Advances from Federal Home Loan Bank	1,316	1,725	2,868	4,315
Long-term debt	1,440	2,007	2,880	4,139
Deferred payments from acquisition	42	192	100	409
Short-term borrowings	5	67	234	73
Total interest expense	39,533	49,070	85,958	93,515

Net interest income before provision for credit losses	134,475	143,379	274,786	286,695
Provision for credit losses	25,000	—	50,000	—
Net interest income after provision for credit losses	109,475	143,379	224,786	286,695

Non-Interest Income
Net gains/(losses) from equity securities	5,779	3,237	(323)	7,400
Securities gains, net	1,147	13	1,153	13
Letters of credit commissions	1,560	1,577	3,200	3,131
Depository service fees	1,117	1,243	2,415	2,498
Other operating income	6,003	6,724	14,947	12,673
Total non-interest income	15,606	12,794	21,392	25,715

Non-Interest Expense
Salaries and employee benefits	28,197	33,153	59,136	65,285
Occupancy expense	4,963	5,489	10,140	11,038
Computer and equipment expense	2,581	2,833	5,174	5,712
Professional services expense	5,200	6,000	10,345	11,257
Data processing service expense	3,566	3,081	7,232	6,491
FDIC and regulatory assessments	2,446	2,132	4,861	4,608
Marketing expense	915	979	2,801	3,120
Other real estate owned expense/(income)	452	369	(3,652)	649
Amortization of investments in low income housing and alternative energy partnerships	12,934	9,102	26,824	19,912
Amortization of core deposit intangibles	171	171	343	343
Other operating expense	5,843	6,237	9,218	12,101
Total non-interest expense	67,268	69,546	132,422	140,516

Income before income tax expense	57,813	86,627	113,756	171,894
Income tax expense	3,492	14,383	12,583	32,971
Net income	$54,321	$72,244	$101,173	$138,923

Other Comprehensive (Loss)/Income, net of tax
Unrealized holding (losses)/gains on securities available-for-sale	(481)	11,175	11,376	19,974
Unrealized holding losses on cash flow hedge derivatives	(235)	(2,102)	(4,513)	(3,326)
Less: reclassification adjustments for gains included in net income	808	—	812	—
Total other comprehensive (loss)/income, net of tax	(1,524)	9,073	6,051	16,648
Total comprehensive income	$52,797	$81,317	$107,224	$155,571

Net Income Per Common Share:
Basic	$0.68	$0.90	$1.27	$1.73
Diluted	$0.68	$0.90	$1.27	$1.73
Cash dividends paid per common share	$0.31	$0.31	$0.62	$0.62
Average Common Shares Outstanding:
Basic	79,581,097	80,106,329	79,584,587	80,279,859
Diluted	79,682,426	80,302,679	79,756,226	80,501,800

 See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three months ended	Shares	Amount	Capital	Income/(Loss)	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at March 31, 2020	79,420,267	$902	$952,331	$9,877	$1,681,345	$(331,418)	$2,313,037
Dividend Reinvestment Plan	32,903	—	860	—	—	—	860
Restricted stock units vested	135,704	1	—	—	—	—	1
Shares withheld related to net share settlement of RSUs	—	—	(1,376)	—	—	—	(1,376)
Stock issued to directors	31,110	—	800	—	—	—	800
Stock -based compensation	—	—	1,001	—	—	—	1,001
Cash dividends of $0.31 per share	—	—	—	—	(24,672)	—	(24,672)
Other comprehensive loss	—	—	—	(1,524)	—	—	(1,524)
Net income	—	—	—	—	54,321	—	54,321
Balance at June 30, 2020	79,619,984	$903	$953,616	$8,353	$1,710,994	$(331,418)	$2,342,448

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	(Loss)/Income	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at March 31, 2019	80,362,840	$899	$942,838	$(10,431)	$1,520,861	$(290,838)	$2,163,329
Dividend Reinvestment Plan	24,345	1	845	—	—	—	846
Restricted stock units vested	51,552	—	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(707)	—	—	—	(707)
Stock issued to directors	21,160	—	749	—	—	—	749
Purchases of treasury stock	(641,894)	—	—	—	—	(23,008)	(23,008)
Stock -based compensation	—	—	1,525	—	—	—	1,525
Cash dividends of $0.31 per share	—	—	—	—	(24,754)	—	(24,754)
Other comprehensive income	—	—	—	9,073	—	—	9,073
Net income	—	—	—	—	72,244	—	72,244
Balance at June 30, 2019	79,818,003	$900	$945,250	$(1,358)	$1,568,351	$(313,846)	$2,199,297

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Six months ended	Shares	Amount	Capital	Income	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2019	79,729,419	$900	$950,466	$2,302	$1,659,153	$(318,538)	$2,294,283
Dividend Reinvestment Plan	72,568	1	1,705	—	—	—	1,706
Restricted stock units vested	186,887	2	—	—	—	—	2
Shares withheld related to net share settlement of RSUs	—	—	(1,899)	—	—	—	(1,899)
Stock issued to directors	31,110	—	800	—	—	—	800
Purchases of treasury stock	(400,000)	—	—	—	—	(12,880)	(12,880)
Stock-based compensation	—	—	2,544	—	—	—	2,544
Cash dividends of $0.62 per share	—	—	—	—	(49,332)	—	(49,332)
Other comprehensive income	—	—	—	6,051	—	—	6,051
Net income	—	—	—	—	101,173	—	101,173
Balance at June 30, 2020	79,619,984	$903	$953,616	$8,353	$1,710,994	$(331,418)	$2,342,448

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	(Loss)/Income	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2018	80,501,948	$898	$942,062	$(18,006)	$1,479,149	$(282,237)	$2,121,866
Dividend Reinvestment Plan	47,290	1	1,680	—	—	—	1,681
Restricted stock units vested	123,199	1	—	—	—	—	1
Shares withheld related to net share settlement of RSUs	—	—	(2,300)	—	—	—	(2,300)
Stock issued to directors	21,160	—	749	—	—	—	749
Purchases of treasury stock	(875,594)	—	—	—	—	(31,609)	(31,609)
Stock-based compensation	—	—	3,059	—	—	—	3,059
Cash dividends of $0.62 per share	—	—	—	—	(49,721)	—	(49,721)
Other comprehensive income	—	—	—	16,648	—	—	16,648
Net income	—	—	—	—	138,923	—	138,923
Balance at June 30, 2019	79,818,003	$900	$945,250	$(1,358)	$1,568,351	$(313,846)	$2,199,297

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2020	2019
	(In thousands)
Cash Flows from Operating Activities
Net income	$101,173	$138,923
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	50,000	—
Provision for losses on other real estate owned	717	494
Deferred tax provision	(4,896)	8,592
Depreciation and amortization	3,688	3,308
Amortization of right-of-use asset	4,249	4,146
Change in operating lease liabilities	535	(3,477)
Net gains on sale and transfer of other real estate owned	(4,554)	(193)
Net gains on sale of loans	(85)	—
Proceeds from sales of loans	2,850	—
Originations of loans held for sale	(2,764)	—
Amortization on alternative energy partnerships, venture capital and other investments	26,728	19,929
Net gain on sales and calls of securities	(1,153)	(13)
Amortization/accretion of security premiums/discounts, net	3,953	1,165
Loss on sales or disposal of fixed assets	45	—
Unrealized loss/(gain) on equity securities	323	(7,400)
Stock based compensation and stock issued to officers as compensation	3,344	3,808
Net change in accrued interest receivable and other assets	(10,592)	(46,292)
Net change in other liabilities	(1,330)	50,533
Net cash provided by operating activities	172,231	173,523

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(216,745)	(425,661)
Proceeds from sale of investment securities available-for-sale	107,539	50,225
Proceeds from sale of equity securities	3,112	—
Proceeds from repayments, maturities and calls of investment securities available-for-sale	427,139	183,563
Purchase of Federal Home Loan Bank stock	(840)	(975)
Redemptions of Federal Home Loan Bank stock	1,680	975
Net increase in loans	(536,212)	(597,827)
Purchase of premises and equipment	(3,316)	(2,695)
Proceeds from sales of other real estate owned	2,246	1,905
Net increase in investment in affordable housing and alternative energy partnerships	(38,331)	(23,540)
Net cash used for investing activities	(253,728)	(814,030)

Cash Flows from Financing Activities
Net increase in deposits	1,589,416	660,368
Advances from Federal Home Loan Bank	1,450,000	3,200,000
Repayment of Federal Home Loan Bank borrowings	(1,890,000)	(3,180,000)
Cash dividends paid	(49,332)	(49,721)
Repayment of other borrowings	—	(19,687)
Proceeds from other borrowings	91	19,211
Purchases of treasury stock	(12,880)	(31,609)
Repayment of short-term borrowings	(25,683)	—
Proceeds from shares issued under Dividend Reinvestment Plan	1,707	1,681
Taxes paid related to net share settlement of RSUs	(1,899)	(2,300)
Net cash provided by financing activities	1,061,420	597,943

Increase/(Decrease) in cash, cash equivalents, and restricted cash	979,923	(42,564)
Cash, cash equivalents, and restricted cash, beginning of the period	593,778	600,290
Cash, cash equivalents, and restricted cash, end of the period	$1,573,701	$557,726

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$94,251	$87,636
Income taxes paid	$32,104	$33,807
Non-cash investing and financing activities:
Net change in unrealized holding loss on securities available-for-sale, net of tax	$10,564	$19,974
Net change in unrealized holding loss on cash flow hedge derivatives	$(4,513)	$(3,326)
Transfers to other real estate owned from loans held for investment	$—	$860

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), ten limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, Asia Realty Corp. and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of June 30, 2020, the Bank operates 25 branches in Southern California, 13 branches in Northern California, 10 branches in New York State, four in Washington State, three in Illinois, two in Texas, one in Maryland, Massachusetts, Nevada, and New Jersey, one in Hong Kong, and a representative office in Taipei, Beijing, and Shanghai. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

As previously disclosed, the Company has elected to delay its adoption of ASU 2016-13, as provided by the Coronavirus Aid, Relief, and Economic Security (the "CARES Act"), until the date on which the national emergency related to the COVID-19 outbreak is terminated or December 31, 2020, whichever occurs first. Upon adoption of ASU 2016-13, the Company expects to recognize, as of January 1, 2020, a one-time cumulative effect adjustment through retained earnings of between $10 million to $12 million and expects to increase its allowance for credit losses ("ACL") by $15 to $17 million. As of June 30, 2020, the Company’s process for estimation of the ACL under the CECL model is in progress as to the March 31, 2020 ACL and the June 30, 2020 ACL. Based on its preliminary analysis as of June 30, 2020, the Company preliminarily estimates an addition to its provision for credit losses of between $10 to $15 million for the first quarter of 2020 and between $5 million and $10 million for the second quarter of 2020, above the $25 million reported under the incurred loss method for the quarter ended March 31, 2020 and the quarter ended June 30, 2020.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740); Simplifying the Accounting for Income Taxes.” This ASU removes specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intra-period tax allocation; exception to accounting for basis differences when there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: Franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. This ASU is effective for public business entities, for fiscal years beginning after December 15, 2020 with early adoption permitted for public business entities for periods for which financial statements have not yet been issued. The Company does not expect the adoption of ASU 2019-12 to have a material impact on the Company’s Consolidated Financial Statements.

In January 2020, the FASB issued ASU No. 2020-01, “'Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint-Ventures (Topic 323), and Derivatives and Hedging (Topic 815). Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” This ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is permitted, including early adoption in an interim period for public business entities for periods for which financial statements have not yet been issued. An entity should apply ASU No. 2020-01 prospectively at the beginning of the interim period that includes the adoption date. This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The new ASU clarifies that, when determining the accounting for certain forward contracts and purchased options, a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The Company does not expect the adoption of ASU 2020-01 to have a material impact on the Company’s Consolidated Financial Statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022. The Company is evaluating the impact of adopting ASU 2020-02 on the Company’s Consolidated Financial Statements.

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

The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were $119 thousand and $110 thousand for the six months ended June 30, 2020 and for the year ended December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, the Bancorp had $13.7 million and $7.1 million, respectively, on deposit in a cash margin account that serves as collateral for the Bancorp’s interest rate swaps. As of June 30, 2020 and December 31, 2019, the Company held $33.5 million and $18.9 million, respectively, in a restricted escrow account with a major bank for its alternative energy investments.

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands, except share and per share data)

Net income	$54,321	$72,244	$101,173	$138,923

Weighted-average shares:
Basic weighted-average number of common shares outstanding	79,581,097	80,106,329	79,584,587	80,279,859
Dilutive effect of weighted-average outstanding common share equivalents RSUs	101,329	196,350	171,639	221,941
Diluted weighted-average number of common shares outstanding	79,682,426	80,302,679	79,756,226	80,501,800

Average restricted stock units with anti-dilutive effect	126,084	66,339	86,741	55,502
Earnings per common share:
Basic	$0.68	$0.90	$1.27	$1.73
Diluted	$0.68	$0.90	$1.27	$1.73

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

The following table presents RSU activity during the six months ended June 30, 2020:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2019	273,200	$35.90	297,744	$32.65
Granted	—	—	75,561	21.68
Vested	(77,464)	25.48	(193,240)	21.68
Forfeited	(3,412)	39.30	(14,071)	39.08
Balance at June 30, 2020	192,324	$40.04	165,994	$39.88

The compensation expense recorded for RSUs was $1.0 million and $1.5 million for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the compensation expense recorded for RSUs was $2.5 million and $3.1 million, respectively. Unrecognized stock-based compensation expense related to RSUs was $6.1 million and $6.8 million as of June 30, 2020 and 2019, respectively. As of June 30, 2020, these costs are expected to be recognized over the next 1.5 years for time-based and performance-based RSUs.

As of June 30, 2020, 2,354,199 shares were available for future grants under the Company’s 2005 Incentive Plan, as amended and restated.

Tax deficiency from share-based payment arrangements increased income tax expense by $0.4 million and a tax benefit from share-based payment arrangements reduced income tax expense by $0.6 million in the six months ended June 30, 2020 and 2019, respectively.

7. Investment Securities

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of June 30, 2020, and December 31, 2019:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$99,935	$1	$9	$99,927
U.S. government agency entities	107,558	499	664	107,393
Mortgage-backed securities	779,492	23,428	508	802,412
Collateralized mortgage obligations	314	—	13	301
Corporate debt securities	135,695	385	11	136,069
Total	$1,122,994	$24,313	$1,205	$1,146,102

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$74,926	$10	$—	$74,936
U.S. government agency entities	90,452	663	319	90,796
U.S. government sponsored entities	225,000	—	557	224,443
Mortgage-backed securities	880,040	8,574	824	887,790
Collateralized mortgage obligations	569	—	17	552
Corporate debt securities	172,743	605	23	173,325
Total	$1,443,730	$9,852	$1,740	$1,451,842

The amortized cost and fair value of securities available-for-sale as of June 30, 2020, by contractual maturities, are set forth in the tables below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	June 30, 2020
	Securities Available-For-Sale
	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$181,868	$182,062
Due after one year through five years	54,118	54,320
Due after five years through ten years	155,525	157,920
Due after ten years	731,483	751,800
Total	$1,122,994	$1,146,102

Equity Securities - The Company recognized a net gain of $5.8 million for the three months ended June 30, 2020, due to the increase in fair value of equity investments with readily determinable fair values compared to a net gain of $3.2 million for the three months ended June 30, 2019. The Company recognized a net loss of $323 thousand for the six months ended June 30, 2020, due to the decrease in fair value of equity investments with readily determinable fair values compared to a net gain of $7.4 million for the six months ended June 30, 2019. Equity securities were $24.6 million and $28.0 million as of June 30, 2020 and December 31, 2019, respectively.

The following tables set forth the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of  June 30, 2020 and  December 31, 2019:

	June 30, 2020
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$59,969	$9	$—	$—	$59,969	$9
U.S. government agency entities	48,739	419	15,476	245	64,215	664
Mortgage-backed securities	1,440	10	9,921	498	11,361	508
Collateralized mortgage obligations	—	—	301	13	301	13
Corporate debt securities	38,537	11	—	—	38,537	11
Total	$148,685	$449	$25,698	$756	$174,383	$1,205

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. government agency entities	$48,829	$172	$3,570	$147	$52,399	$319
U.S. government sponsored entities	—	—	224,443	557	224,443	557
Mortgage-backed securities	43,719	36	120,801	788	164,520	824
Collateralized mortgage obligations	—	—	552	17	552	17
Corporate debt securities	51,791	23	—	—	51,791	23
Total	$144,339	$231	$349,366	$1,509	$493,705	$1,740

To the Company’s knowledge, the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. Management believes the gross unrealized losses detailed in the table above are temporary. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell available-for-sale securities that have declined below their cost before their anticipated recovery. Accordingly, no other than temporary impairment write-downs were recorded on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income in the six months ended June 30, 2020 and 2019.

Securities available-for-sale having a carrying value of $97.0 million and $20.1 million as of June 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, other borrowings and treasury tax and loan.

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

The types of loans in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2020, and December 31, 2019, were as follows:

	June 30, 2020	December 31, 2019
	(In thousands)

Commercial loans	$3,007,966	$2,778,744
Residential mortgage loans	4,184,721	4,088,586
Commercial mortgage loans	7,391,502	7,275,262
Real estate construction loans	624,199	579,864
Equity lines	399,207	347,975
Installment and other loans	688	5,050
Gross loans	$15,608,283	$15,075,481
Allowance for loan losses	(169,680)	(123,224)
Unamortized deferred loan fees, net	(4,507)	(626)
Total loans, net	$15,434,096	$14,951,631

As of June 30, 2020, recorded investment in impaired loans totaled $88.1 million and was comprised of non-accrual loans of $56.4 million and accruing troubled debt restructured loans (“TDRs”) of $31.7 million. As of December 31, 2019, recorded investment in impaired loans totaled $75.9 million and was comprised of non-accrual loans of $40.5 million and accruing TDRs of $35.4 million. For impaired loans, the amounts previously charged off represent 0.3% and 2.1% of the contractual balances for impaired loans as of June 30, 2020 and December 31, 2019, respectively.

The following table presents the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$33,695	$71	$46,792	$587	$30,913	$95	$42,388	$820
Real estate construction loans	4,458	49	4,726	—	4,482	147	4,771	—
Commercial mortgage loans	36,225	375	54,404	448	36,225	824	56,724	942
Residential mortgage loans and equity lines	17,724	78	12,983	81	14,547	149	13,123	165
Total impaired loans	$92,102	$573	$118,905	$1,116	$86,167	$1,215	$117,006	$1,927

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated:

	June 30, 2020			December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$16,181	$13,391	$—	$20,134	$15,857	$—
Real estate construction loans	5,776	4,433	—	5,776	4,580	—
Commercial mortgage loans	16,274	15,867	—	9,234	9,030	—
Residential mortgage loans and equity lines	9,586	9,532	—	6,171	6,073	—
Subtotal	$47,817	$43,223	$—	$41,315	$35,540	$—

With allocated allowance
Commercial loans	$15,919	$15,863	$6,895	$8,769	$8,739	$2,543
Commercial mortgage loans	19,806	19,762	323	26,117	26,040	473
Residential mortgage loans and equity lines	10,280	9,281	307	6,740	5,540	220
Subtotal	$46,005	$44,906	$7,525	$41,626	$40,319	$3,236
Total impaired loans	$93,822	$88,129	$7,525	$82,941	$75,859	$3,236

The following tables present the aging of the loan portfolio by type as of June 30, 2020, and as of December 31, 2019:

	June 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)

Commercial loans	$18,968	$1,706	$18,718	$27,125	$66,517	$2,941,449	$3,007,966
Real estate construction loans	—	—	—	4,433	4,433	619,766	624,199
Commercial mortgage loans	15,556	3,003	2,228	10,896	31,683	7,359,819	7,391,502
Residential mortgage loans and equity lines	1,715	7,816	428	14,004	23,963	4,559,965	4,583,928
Installment and other loans	—	4	—	—	4	684	688
Total loans	$36,239	$12,529	$21,374	$56,458	$126,600	$15,481,683	$15,608,283

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)

Commercial loans	$24,681	$9,954	$6,409	$19,381	$60,425	$2,718,319	$2,778,744
Real estate construction loans	5,846	6,753	—	4,580	17,179	562,685	579,864
Commercial mortgage loans	7,694	2,609	—	9,928	20,231	7,255,031	7,275,262
Residential mortgage loans and equity lines	26,028	965	—	6,634	33,627	4,402,934	4,436,561
Installment and other loans	—	—	—	—	—	5,050	5,050
Total loans	$64,249	$20,281	$6,409	$40,523	$131,462	$14,944,019	$15,075,481

The determination of the amount of the allowance for loan losses for impaired loans is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for loan losses. The nature of the process by which the Bank determines the appropriate allowance for loan losses requires the exercise of considerable judgment. This allowance evaluation process is also applied to TDRs since they are considered to be impaired loans. The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic, market and environmental conditions, among other factors. Although the Company took steps to incorporate the impact of the COVID-19 pandemic on the economic forecast and other factors (such as the severity and length of the COVID-19 pandemic and its impacts) utilized to determine the allowance for loan losses, if the economic forecast or other factors worsen relative to the assumptions the Company utilized, the allowance for loan losses will increase accordingly in future periods.

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

As of June 30, 2020, accruing TDRs were $31.7 million and non-accrual TDRs were $12.7 million compared to accruing TDRs of $35.3 million and non-accrual TDRs of $18.0 million as of December 31, 2019. The Company allocated specific reserves of $432 thousand to accruing TDRs and $53 thousand to non-accrual TDRs as of June 30, 2020, and $822 thousand to accruing TDRs and $2.2 million to non-accrual TDRs as of December 31, 2019. The following tables set forth TDRs that were modified during the three and six months ended June 30, 2020 and 2019, their specific reserves as of June 30, 2020 and 2019, and charge-offs for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020				June 30, 2020
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	1	$1,900	$1,900	$—	$86
Total	1	$1,900	$1,900	$—	$86

	Three Months Ended June 30, 2019				June 30, 2019
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	19	$16,405	$15,551	$811	$37
Total	19	$16,405	$15,551	$811	$37

	Six Months Ended June 30, 2020				June 30, 2020
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	3	$2,434	$2,434	$—	$86
Total	3	$2,434	$2,434	$—	$86

	Six Months Ended June 30, 2019				June 30, 2019
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	20	$18,352	$16,381	$811	$37
Total	20	$18,352	$16,381	$811	$37

Modifications of the loan terms in the six months ended June 30, 2020 were in the form of extensions of maturity dates, which ranged generally from three to twelve months from the modification date.

We expect that the TDRs on accruing status as of June 30, 2020, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  A summary of TDRs by type of concession and by type of loan, as of June 30, 2020, and December 31, 2019, is set forth in the table below:

	June 30, 2020
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans	$2,129	$—	$—	$2,129
Commercial mortgage loans	585	5,689	18,459	24,733
Residential mortgage loans	2,413	299	2,097	4,809
Total accruing TDRs	$5,127	$5,988	$20,556	$31,671

	June 30, 2020
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial loans	$11,371	$—	$—	$11,371
Residential mortgage loans	1,177	—	122	1,299
Total non-accrual TDRs	$12,548	$—	$122	$12,670

	December 31, 2019
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans	$5,215	$—	$—	$5,215
Commercial mortgage loans	615	5,748	18,779	25,142
Residential mortgage loans	2,525	311	2,143	4,979
Total accruing TDRs	$8,355	$6,059	$20,922	$35,336

	December 31, 2019
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial loans	$16,692	$—	$—	$16,692
Commercial mortgage loans	1,220	—	136	1,356
Total non-accrual TDRs	$17,912	$—	$136	$18,048

The activity within TDRs for the periods indicated is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Accruing TDRs
Beginning balance	$34,364	$62,948	$35,336	$65,071
New restructurings	1,900	13,244	2,434	15,192
Payments	(4,593)	(9,998)	(6,099)	(14,069)
Restructured loans placed on non-accrual status	—	(1,296)	—	(1,296)
Ending balance	$31,671	$64,898	$31,671	$64,898

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Non-accrual TDRs
Beginning balance	$17,889	$23,301	$18,048	$24,189
New restructurings	—	3,160	—	3,160
Restructured loans placed on non-accrual status	—	1,296	—	1,296
Charge-offs	(4,970)	(811)	(4,970)	(1,218)
Payments	(249)	(4,489)	(408)	(4,970)
Ending balance	$12,670	$22,457	$12,670	$22,457

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as a TDR during the previous twelve months and which had subsequently defaulted as of June 30, 2020.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of June 30, 2020, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

The CARES Act, signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The Company is applying this guidance to qualifying loan modifications.

As part of the on-going monitoring of the credit quality of our loan portfolio, the Company utilizes a risk grading matrix to assign a risk grade to each loan. The risk rating categories can be generally described by the following grouping for non-homogeneous loans:

●	Pass/Watch– These loans range from minimal credit risk to lower than average, but still acceptable, credit risk.

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

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following tables set forth the loan portfolio by risk rating as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,760,857	$138,410	$108,699	$—	$3,007,966
Real estate construction loans	490,388	129,378	4,433	—	624,199
Commercial mortgage loans	7,155,796	144,903	90,803	—	7,391,502
Residential mortgage loans and equity lines	4,558,199	889	24,840	—	4,583,928
Installment and other loans	684	—	4	—	688
Total gross loans	$14,965,924	$413,580	$228,779	$—	$15,608,283

	December 31, 2019
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,528,944	$166,016	$83,784	$—	$2,778,744
Real estate construction loans	461,597	113,687	4,580	—	579,864
Commercial mortgage loans	6,992,933	196,454	85,875	—	7,275,262
Residential mortgage loans and equity lines	4,427,205	914	8,442	—	4,436,561
Installment and other loans	5,050	—	—	—	5,050
Total gross loans	$14,415,729	$477,071	$182,681	$—	$15,075,481

The following tables set forth the balance in the allowance for loan losses by portfolio segment and based on impairment method as of June 30, 2020 and December 31, 2019:

	June 30, 2020
		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and
	Loans	Loans	Loans	and Equity Lines	Other Loans	Total
	(In thousands)
Loans individually evaluated for impairment
Allowance	$6,895	$—	$323	$307	$—	$7,525
Balance	$29,254	$4,433	$35,629	$18,813	$—	$88,129
Loans collectively evaluated for impairment
Allowance	$75,361	$26,700	$40,809	$19,285	$—	$162,155
Balance	$2,978,712	$619,766	$7,355,873	$4,565,115	$688	$15,520,154
Total allowance	$82,256	$26,700	$41,132	$19,592	$—	$169,680
Total balance	$3,007,966	$624,199	$7,391,502	$4,583,928	$688	$15,608,283

	December 31, 2019
		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage Loans	and
	Loans	Loans	Loans	and Equity Lines	Other Loans	Total
	(In thousands)
Loans individually evaluated for impairment
Allowance	$2,543	$—	$473	$220	$—	$3,236
Balance	$24,596	$4,580	$35,070	$11,613	$—	$75,859
Loans collectively evaluated for impairment
Allowance	$54,478	$19,474	$33,129	$12,888	$19	$119,988
Balance	$2,754,148	$575,284	$7,240,192	$4,424,948	$5,050	$14,999,622
Total allowance	$57,021	$19,474	$33,602	$13,108	$19	$123,224
Total balance	$2,778,744	$579,864	$7,275,262	$4,436,561	$5,050	$15,075,481

The following tables set forth activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2020, and June 30, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended June 30, 2020 and 2019
				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

March 31, 2020 Ending Balance	$67,799	$23,222	$39,886	$17,366	$—	$148,273
Provision for possible credit losses	18,213	3,478	1,151	2,158	—	25,000
Charge-offs	(5,106)	—	—	—	—	(5,106)
Recoveries	1,350	—	95	68	—	1,513
Net (charge-offs)/recoveries	(3,756)	—	95	68	—	(3,593)
June 30, 2020 Ending Balance	$82,256	$26,700	$41,132	$19,592	$—	$169,680

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

March 31, 2019 Ending Balance	$54,750	$20,723	$33,073	$13,975	$34	$122,555
(Reversal)/provision for possible credit losses	(100)	257	(180)	27	(4)	—
Charge-offs	(1,713)	—	—	—	—	(1,713)
Recoveries	1,356	30	261	162	—	1,809
Net (charge-offs)/recoveries	(357)	30	261	162	—	96
June 30, 2019 Ending Balance	$54,293	$21,010	$33,154	$14,164	$30	$122,651

Six months ended June 30, 2020 and 2019				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

2020 Beginning Balance	$57,021	$19,474	$33,602	$13,108	$19	$123,224
Provision/(reversal) for possible credit losses	29,104	7,226	7,280	6,409	(19)	50,000
Charge-offs	(6,427)	—	—	—	—	(6,427)
Recoveries	2,558	—	250	75	—	2,883
Net (charge-offs)/recoveries	(3,869)	—	250	75	—	(3,544)
June 30, 2020 Ending Balance	$82,256	$26,700	$41,132	$19,592	$—	$169,680
Reserve for impaired loans	$6,895	$—	$323	$307	$—	$7,525
Reserve for non-impaired loans	$75,361	$26,700	$40,809	$19,285	$—	$162,155
Reserve for off-balance sheet credit commitments	$3,581	$666	$117	$297	$2	$4,663

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

2019 Beginning Balance	$54,978	$19,626	$33,487	$14,282	$18	$122,391
Provision/(reversal) for possible credit losses	862	310	(746)	(438)	12	—
Charge-offs	(2,944)	—	—	—	—	(2,944)
Recoveries	1,397	1,074	413	320	—	3,204
Net (charge-offs)/recoveries	(1,547)	1,074	413	320	—	260
June 30, 2019 Ending Balance	$54,293	$21,010	$33,154	$14,164	$30	$122,651
Reserve for impaired loans	$832	$—	$620	$234	$—	$1,686
Reserve for non-impaired loans	$53,461	$21,010	$32,534	$13,930	$30	$120,965
Reserve for off-balance sheet credit commitments	$2,090	$2,029	$137	$290	$4	$4,550

The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. Although banks have generally been permitted to continue operating, the COVID-19 pandemic has caused disruptions to our business and could cause material disruptions to our business and operations in the future. The Company has continued its efforts to support its customers affected by the pandemic and to maintain asset quality and balance sheet strength, including the following:

•	Providing loans through the SBA's Paycheck Protection Program, or “PPP”. As of June 30, 2020, 1,381 loans totaling $261.7 million have been approved by the Small Business Administration.

•

The Company has implemented modifications on approximately 723 commercial real estate loans totaling $1.5 billion as of June 30, 2020, which represents 21.0% of the Bank’s commercial real estate loans and 81 commercial loans, totaling $141.6 million, that represented 4.7% of the total commercial loans.

•	Approved forbearance requests on approximately 1,198 residential mortgage loans totaling $518.1 million as of June 30, 2020, which represent 12.4% of total residential mortgages.

9. Commitments and Contingencies

From time to time, Bancorp and its subsidiaries are parties to litigation that arise in the ordinary course of business or otherwise are incidental to various aspects of its operations. Based upon information available to the Company and its review of any such litigation with counsel, management presently believes that the liability relating to such litigation, if any, would not be expected to have a material adverse impact on the Company’s consolidated financial condition, results of operations or liquidity taken as a whole. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal matters currently pending or threatened against the Company could have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity taken as a whole.

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

The Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships were $114.3 million and $114.5 million as of June 30, 2020 and December 31, 2019, respectively.

10. Leases

The Company determines if a contract arrangement is a lease at inception and primarily enters into operating lease contracts for its branch locations, office space and certain equipment. As part of its property lease agreements, the Company may seek to include options to extend or terminate at lease when it is reasonably certain that the Company will exercise those options. The Right-of-Use (“ROU”) lease asset also includes any lease payments made and lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not possess any leases that have variable lease payments or residual value guarantees as of June 30, 2020.

Accounting Policy Elections - The Company has elected the package of practical expedients that permits the Company to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected all of the new standard’s available transition practical expedients, including the short-term lease recognition exemption that includes not recognizing ROU assets or lease liabilities for existing short-term leases, and the practical expedient to not separate lease and non-lease components for all of the Company's leases.

The ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses its incremental borrowing rate to determine the present value of its lease liabilities.

The following table presents the operating lease related assets and liabilities recorded on the Condensed Consolidated Balance Sheet, and the weighted-average remaining lease terms and discount rates as of  June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	($ In millions)

Operating Leases:
ROU assets	$34.2	$34.0
Lease liabilities	$36.4	$35.9

Weighted-average remaining lease term (in years)	5.0	5.4
Weighted-average discount rate	2.85%	3.10%

Operating lease expense was $2.9 million and $3.4 million for the three months ended June 30, 2020 and June 30, 2019, respectively, and includes short-term leases that were immaterial. Operating lease expense was $5.8 million and $6.8 million for the six months ended June 30, 2020 and June 30, 2019, respectively, and includes short-term leases that were immaterial. Operating cash flows from operating leases were $2.4 million and $2.0 million for the three months ended June 30, 2020 and 2019, respectively. Operating cash flows from operating leases were $4.6 million and $4.1 million for the six months ended June 30, 2020 and 2019, respectively.

The following table presents a maturity analysis of the Company’s operating lease liabilities as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020
Operating Leases
(In thousands)
Remaining 2020	$4,671
2021	9,120
2022	7,983
2023	6,587
2024	4,464
Thereafter	6,485
Total lease payments	39,310
Less amount of payment representing interest	(2,902)
Total present value of lease payments	$36,408

As of December 31, 2019
Operating Leases
(In thousands)
2020	$8,764
2021	7,923
2022	6,771
2023	5,714
2024	3,852
Thereafter	6,199
Total lease payments	39,223
Less amount of payment representing interest	(3,350)
Total present value of lease payments	$35,873

11. Borrowed Funds

Borrowings from the Federal Home Loan Bank (“FHLB”) – There were no over-night borrowings from the FHLB as of June 30, 2020, compared to $450 million at an average rate of 1.66% as of December 31, 2019. Advances from the FHLB were $230 million at an average rate of 2.16% as of June 30, 2020 and $220 million at an average rate of 2.26% as of December 31, 2019. As of June 30, 2020, FHLB advances of $5 million will mature in November 2020, $80 million in May 2021, $50 million in June 2021, $75 million in July 2021, and $20 million in May 2023.

Other Borrowings - The Company owes a residual payable balance of $7.8 million to Bank SinoPac Co. related to the Company’s acquisition of SinoPac Bancorp, the parent of Far East National Bank, completed in October 2017. The remaining balance of $7.0 million, due in July 2020, has an interest rate of 1.80% (three-month LIBOR rate plus 150 basis points) as of June 30, 2020.

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

At June 30, 2020, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 2.48%, compared to $119.1 million with a weighted average rate of 4.09% at December 31, 2019. The Junior Subordinated Notes have a stated maturity term of 30 years.

12. Income Taxes

The effective tax rate for the first six months of 2020 was 11.1% compared to 19.2% for the first six months of 2019. The effective tax rate includes the impact of low-income housing and alternative energy investment tax credits. Income tax expense for the first six months of 2020 was increased by $0.4 million related to a tax deficiency from the distribution of restricted stock units.

The Company’s tax returns are open for audit by the Internal Revenue Service back to 2016 and by the California Franchise Tax Board back to 2015. The audit by the Internal Revenue Service for 2017 is substantially complete and is not expected to have an impact on income tax expense.

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

Assets measured at estimated fair value on a non-recurring basis:

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the periods ended June 30, 2020 and December 31, 2019, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2020, and December 31, 2019:

	June 30, 2020
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$99,927	$—	$—	$99,927
U.S. government agency entities	—	107,393	—	107,393
Mortgage-backed securities	—	802,412	—	802,412
Collateralized mortgage obligations	—	301	—	301
Corporate debt securities	—	136,069	—	136,069
Total securities available-for-sale	$99,927	$1,046,175	$—	$1,146,102

Equity securities
Mutual funds	$6,431	$—	$—	$6,431
Preferred stock of government sponsored entities	4,868	—	—	4,868
Other equity securities	13,271	—	—	13,271
Total equity securities	$24,570	$—	$—	$24,570

Warrants	$—	$—	$13	$13
Interest rate swaps	—	3,842	—	3,842
Foreign exchange contracts	—	1,529	—	1,529
Total assets	$124,497	$1,051,546	$13	$1,176,056

Liabilities
Option contracts	$—	$6	$—	$6
Interest rate swaps	—	33,760	—	33,760
Foreign exchange contracts	—	531	—	531
Total liabilities	$—	$34,297	$—	$34,297

	December 31, 2019
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$74,936	$—	$—	$74,936
U.S. government agency entities	—	90,796	—	90,796
U.S. government sponsored entities	—	224,443	—	224,443
Mortgage-backed securities	—	887,790	—	887,790
Collateralized mortgage obligations	—	552	—	552
Corporate debt securities	—	173,325	—	173,325
Total securities available-for-sale	$74,936	$1,376,906	$—	$1,451,842

Equity securities
Mutual funds	$6,277	$—	$—	$6,277
Preferred stock of government sponsored entities	10,529	—	—	10,529
Other equity securities	11,199	—	—	11,199
Total equity securities	$28,005	$—	$—	$28,005

Warrants	$—	$—	$39	$39
Interest rate swaps	—	2,181	—	2,181
Foreign exchange contracts	—	2,411	—	2,411
Total assets	$102,941	$1,381,498	$39	$1,484,478

Liabilities
Option contracts	$—	$7	$—	$7
Interest rate swaps	—	14,229	—	14,229
Foreign exchange contracts	—	1,415	—	1,415
Total liabilities	$—	$15,651	$—	$15,651

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value adjustment of warrants was included in other operating income in the first six months of 2020. The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from 1 to 5 years, risk-free interest rate from 0.29% to 0.60%, and stock volatility from 16.61% to 23.26%.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Condensed Consolidated Balance Sheets as of June 30, 2020, the following tables set forth the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of June 30, 2020, and December 31, 2019, and the total losses for the periods indicated:

	As of June 30, 2020				Total Losses
	Fair Value Measurements Using			Total Fair	For the Three Months Ended		For the Six Months Ended
	Level 1	Level 2	Level 3	Value Measurements	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$—	$8,968	$8,968	$—	$—	$—	$—
Commercial mortgage loans	—	—	19,439	19,439	—	—	—	—
Residential mortgage loans and equity lines	—	—	8,974	8,974	—	—	—	—
Total impaired loans	—	—	37,381	37,381	—	—	—	—
Other real estate owned (1)	—	3,405	4,238	7,643	381	422	717	494
Investments in venture capital and private company stock	—	—	1,384	1,384	71	16	104	18
Total assets	$—	$3,405	$43,003	$46,408	$452	$438	$821	$512

(1) Other real estate owned balance of $7.3 million in the condensed consolidated balance sheet is net of estimated disposal costs.

	As of December 31, 2019				Total Losses/(Gains)
	Fair Value Measurements Using			Total Fair	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Value Measurements	December 31, 2019	December 31, 2018
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$—	$6,196	$6,196	$—	$—
Commercial mortgage loans	—	—	25,566	25,566	—	—
Residential mortgage loans and equity lines	—	—	5,320	5,320	—	—
Total impaired loans	—	—	37,082	37,082	—	—
Other real estate owned (1)	—	6,490	4,343	10,833	681	(619)
Investments in venture capital and private company stock	—	—	1,604	1,604	167	330
Total assets	$—	$6,490	$43,029	$49,519	$848	$(289)

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

The following table sets forth the carrying and notional amounts and estimated fair value of financial instruments as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$148,700	$148,700	$177,240	$177,240
Short-term investments	1,425,001	1,425,001	416,538	416,538
Securities available-for-sale	1,146,102	1,146,102	1,451,842	1,451,842
Loans, net	15,434,096	15,954,278	14,951,631	15,444,752
Equity securities	24,570	24,570	28,005	28,005
Investment in Federal Home Loan Bank stock	17,250	17,250	18,090	18,090
Warrants	13	13	39	39

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$101,020	$1,529	$146,397	$2,411
Interest rate swaps	50,599	3,842	130,401	2,181

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$16,281,904	$16,334,769	$14,692,308	$14,719,452
Short-term borrowings	—	—	25,683	25,683
Advances from Federal Home Loan Bank	230,000	241,047	670,000	674,530
Other borrowings	40,152	33,040	36,666	30,764
Long-term debt	119,136	61,913	119,136	76,058

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$530	$6	$908	$7
Foreign exchange contracts	179,211	531	127,003	1,415
Interest rate swaps	697,212	33,760	602,291	14,229

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,073,581	$(9,464)	$3,077,081	$(9,826)
Standby letters of credit	262,028	(1,981)	282,352	(2,431)
Other letters of credit	28,199	(30)	22,209	(20)
Bill of lading guarantees	124	—	319	(1)

The following tables set forth the level in the fair value hierarchy for the estimated fair values of financial instruments as of June 30, 2020 and December 31, 2019.

	As of June 30, 2020
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$148,700	$148,700	$—	$—
Short-term investments	1,425,001	1,425,001	—	—
Securities available-for-sale	1,146,102	99,927	1,046,175	—
Loans, net	15,954,278	—	—	15,954,278
Equity securities	24,570	24,570	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	13	—	—	13
Financial Liabilities
Deposits	16,334,769	—	—	16,334,769
Advances from Federal Home Loan Bank	241,047	—	241,047	—
Other borrowings	33,040	—	—	33,040
Long-term debt	61,913	—	61,913	—

	As of December 31, 2019
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$177,240	$177,240	$—	$—
Short-term investments	416,538	416,538	—	—
Securities available-for-sale	1,451,842	74,936	1,376,906	—
Loans, net	15,444,752	—	—	15,444,752
Equity securities	28,005	28,005	—	—
Investment in Federal Home Loan Bank stock	18,090	—	18,090	—
Warrants	39	—	—	39
Financial Liabilities
Deposits	14,719,452	—	—	14,719,452
Short-term borrowings	25,683	—	—	25,683
Advances from Federal Home Loan Bank	674,530	—	674,530	—
Other borrowings	30,764	—	—	30,764
Long-term debt	76,058	—	76,058	—

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

During the second quarter of 2020, the Company assessed its goodwill for impairment. The Company performed an assessment of the criteria included in ASC 350 and, based on such assessment, the Company concluded that the goodwill of the Company’s two reporting units is not impaired.

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

In May 2014, the Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. As of June 30, 2020, and 2019, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s cash flow derivative financial instruments as of June 30, 2020, and December 31, 2019, were as follows:

	June 30, 2020	December 31, 2019
Cash flow swap hedges:	($ in thousands)
Notional	$119,136	$119,136
Weighted average fixed rate-pay	2.61%	2.61%
Weighted average variable rate-receive	0.64%	2.26%

Unrealized loss, net of taxes (1)	$(7,925)	$(3,412)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Periodic net settlement of swaps (2)	$514	$8	$769	$(37)

(1)-Included in other comprehensive income.

(2)-the amount of periodic net settlement of interest rate swaps was included in interest expense.

As of June 30, 2020, the Bank’s outstanding interest rate swap contracts had a notional amount of $527.5 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of June 30, 2020, and 2019, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of June 30, 2020, and December 31, 2019, were as follows:

	June 30, 2020	December 31, 2019
Fair value swap hedges:	($ in thousands)
Notional	$527,477	$579,584
Weighted average fixed rate-pay	4.59%	4.71%
Weighted average variable rate spread	2.53%	2.62%
Weighted average variable rate-receive	3.57%	4.87%

Net unrealized loss (1)	$(18,667)	$(7,205)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Periodic net settlement of SWAPs (2)	$(2,154)	$534	$(2,797)	$1,147

(1)-the amount is included in other non-interest income.

(2)-the amount of periodic net settlement of interest rate swaps was included in interest income.

The Company has designated as a partial-term hedging election $25.0 million of a pool of loans with a notational value of $45.0 million as of June 30, 2020. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into a pay-fixed and receive 1-Month LIBOR interest rate swap to convert the last-of-layer $25.0 million portion of a $45.0 million fixed rate loan tranche in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranche. As of June 30, 2020, the last-of-layer loan tranche had a fair value basis adjustment of $427 thousand. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivative clearing organization and daily margin is indirectly maintained with the derivative clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $13.7 million as of June 30, 2020 and $7.1 million as of December 31, 2019.

The Company from time to time enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Condensed Consolidated Balance Sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of June 30, 2020, and December 31, 2019, were as follows:

	June 30, 2020	December 31, 2019
	($ in thousands)
Derivative financial instruments not designated as hedging instruments:
Notional amounts:
Option contracts	$530	$908
Spot, forward, and swap contracts with positive fair value	$101,020	$146,397
Spot, forward, and swap contracts with negative fair value	$179,211	$127,003
Fair value:
Option contracts	$(6)	$(7)
Spot, forward, and swap contracts with positive fair value	$1,529	$2,411
Spot, forward, and swap contracts with negative fair value	$(531)	$(1,415)

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

Financial instruments that are eligible for offset in the Condensed Consolidated Balance Sheets, as of June 30, 2020, and December 31, 2019, are set forth in the following table:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
June 30, 2020
Assets:
Derivatives	$3,842	$—	$3,842	$—	$—	$3,842

Liabilities:
Derivatives	$33,760	$—	$33,760	$—	$(33,760)	$—

December 31, 2019
Assets:
Derivatives	$2,181	$—	$2,181	$—	$—	$2,181

Liabilities:
Derivatives	$14,229	$—	$14,229	$—	$(14,229)	$—

18. Revenue from Contracts with Customers

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under ASC 606, Revenue from Contracts with Customers:

	Three months Ended June 30,		Six months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$1,873	$2,020	$3,928	$4,047
Wealth management fees	2,209	2,513	5,346	4,209
Other service fees(1)	2,990	3,559	6,362	6,948
Total non-interest income	7,072	8,092	15,636	15,204

Non-interest income, not in-scope(2)	8,534	4,702	5,756	10,511
Total non-interest income	$15,606	$12,794	$21,392	$25,715

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

19. Stockholders’ Equity

Total equity was $2.34 billion as of June 30, 2020, an increase of $48.2 million, from $2.29 billion as of December 31, 2019, primarily due to net income of $101.2 million, increases in other comprehensive income of $6.1 million, and proceeds from dividend reinvestment of $1.7 million, and partially offset by common stock cash dividends of $49.3 million and repurchases of the Company’s common stock of $12.9 million.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three months and six months ended June 30, 2020, and June 30, 2019, was as follows:

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, gain/(loss), net of tax
Securities available-for-sale			$17,567			$(8,966)
Cash flow hedge derivatives			(7,690)			(1,465)
Total			$9,877			$(10,431)

Net unrealized (losses)/gains arising during the period
Securities available-for-sale	$(683)	$(202)	$(481)	$15,865	$4,690	$11,175
Cash flow hedge derivatives	(334)	(99)	(235)	(2,984)	(882)	(2,102)
Total	$(1,017)	$(301)	$(716)	$12,881	$3,808	$9,073

Reclassification adjustment for net gains in net income
Securities available-for-sale	(1,147)	(339)	(808)	—	—	—
Cash flow hedge derivatives	—	—	—	—	—	—
Total	(1,147)	(339)	(808)	—	—	—

Total other comprehensive (loss)/income
Securities available-for-sale	$(1,830)	$(541)	$(1,289)	$15,865	$4,690	$11,175
Cash flow hedge derivatives	(334)	(99)	(235)	(2,984)	(882)	(2,102)
Total	$(2,164)	$(640)	$(1,524)	$12,881	$3,808	$9,073

Ending balance, gain/(loss), net of tax
Securities available-for-sale			$16,278			$2,209
Cash flow hedge derivatives			(7,925)			(3,567)
Total			$8,353			$(1,358)

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, gain/(loss), net of tax
Securities available-for-sale			$5,714			$(17,765)
Cash flow hedge derivatives			(3,412)			(241)
Total			$2,302			$(18,006)

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$16,150	$4,774	$11,376	$28,356	$8,382	$19,974
Cash flow hedge derivatives	(6,407)	(1,894)	(4,513)	(4,722)	(1,396)	(3,326)
Total	$9,743	$2,880	$6,863	$23,634	$6,986	$16,648

Reclassification adjustment for net gains in net income
Securities available-for-sale	(1,153)	(341)	(812)	—	—	—
Cash flow hedge derivatives	—	—	—	—	—	—
Total	(1,153)	(341)	(812)	—	—	—

Total other comprehensive income/(loss)
Securities available-for-sale	$14,997	$4,433	$10,564	$28,356	$8,382	$19,974
Cash flow hedge derivatives	(6,407)	(1,894)	(4,513)	(4,722)	(1,396)	(3,326)
Total	$8,590	$2,539	$6,051	$23,634	$6,986	$16,648

Ending balance, gain/(loss), net of tax
Securities available-for-sale			$16,278			$2,209
Cash flow hedge derivatives			(7,925)			(3,567)
Total			$8,353			$(1,358)

20. Stock Repurchase Program

On May 7, 2019, the Board of Directors approved a new stock repurchase program to buy back up to $50.0 million of the Company’s common stock. In 2019, the Company repurchased 741,934 shares for $26.4 million, at an average cost of $35.59 per share under the May 2019 repurchase program. The Company repurchased 400,000 shares for $12.9 million, at an average cost of $32.20 per share under the May 2019 repurchase program in the three months ended March 31, 2020. As of June 30, 2020, the Company repurchased 1,141,934 shares for $39.3 million, at an average cost of $34.40 per share. The Company has temporarily suspended the stock repurchase program and does not plan to buy back additional stock until further notice. If the Company resumes stock repurchases, it may repurchase up to an additional $10.7 million of its common stock under the May 2019 stock repurchase program.

21. Subsequent Events

The Company has evaluated the effect of events that have occurred subsequent to June 30, 2020, through the date of issuance of the Condensed Consolidated Financial Statements, and, based on such evaluation, the Company believes that there have been no material events during such period that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

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

Recent Developments: Impact of and Response to COVID-19 Pandemic

The ongoing COVID-19 pandemic has caused significant disruption in the United States and international economies and financial markets. The spread of COVID-19 in the United States has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Many states, including California, New York, Washington, Illinois, Texas, Massachusetts, Nevada and other states in which we have significant operations, have imposed restrictions on leisure, business, commercial and other activities and gatherings to seek to slow the spread of COVID-19.

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

●

The inability of our customers to meet their loan commitments due to job and other losses resulting from the pandemic could result in increased risk of delinquencies, defaults, foreclosures, and declining collateral values, resulting in losses to our Company.

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

Additional potential impacts arising from, and our anticipated responses to, the COVID-19 pandemic are set forth below. See also Item 1A Risk Factors.

Financial position and results of operations

Our financial position and results of operations as of and for the six months ended June 30, 2020 have been significantly impacted by the COVID-19 pandemic. The economic environment and uncertainty related to the pandemic, higher specific reserves for impaired loans and net charge-offs of $3.6 million during the second quarter contributed to a $50.0 million provision for credit losses recognized during the six months ended June 30, 2020. While we have not yet experienced significant write-offs related to the COVID-19 pandemic as of June 30, 2020, the continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to affect our estimate of our allowance for credit losses and resulting provision for credit losses. To the extent the impact of the pandemic is prolonged and economic conditions worsen or persist longer than forecast, such estimates may be insufficient and change significantly in the future. Our interest income may also be negatively impacted in future periods as we continue to work with our affected borrowers to defer payments, interest, and fees. Additionally, net interest margin may be reduced generally as a result of the low rate environment. These uncertainties and the economic environment will continue to affect earnings, slow growth, and may result in deterioration of asset quality in our loan and investment portfolios.

The below table details our exposure to borrowers in industries generally considered to be the most impacted by the COVID-19 pandemic:

June 30, 2020
Industry (1)	Loan Balance	Percent of Total Loan Portfolio
	($ in millions)
Restaurants	$169.1	1%
Hotels/motels	295.6	2
Retail businesses/properties	1,746.2	11
	$2,210.9	14%

(1)-     Balances capture credit exposures in the business segments that manage the significant majority of industry relationships. Balances consist of commercial real estate secured loans where the collateral consist of restaurants, hotels/motels or have a retail dependency.

While we have not experienced disproportionate impacts among our business segments as of June 30, 2020, borrowers in the industries detailed in the table above (and potentially other industries) could have greater sensitivity to the economic downturn resulting from COVID-19 with potentially longer recovery periods than other business lines.

Loan and lease modifications

We began receiving requests from our borrowers for loan and lease deferrals in March following the onset of the pandemic. Modifications include the deferral of principal payments or the deferral of principal and interest payments for terms generally 90 - 180 days. Requests are evaluated individually, and approved modifications are based on the unique circumstances of each borrower. We are committed to working with our clients to allow time to work through the challenges of this pandemic. At this time, it is uncertain what future impact loan and lease modifications related to COVID-19 difficulties will have on our financial condition, results of operations and reserve for loan and lease losses. As of June 30, 2020, COVID-19 modification applications approved include 1,198, or $518.1 million, in residential mortgage loans, with a weighted average loan to value of 54.0% that represented 12.4% of the total mortgage portfolio and 81, or $141.6 million, in commercial loan balances that represented 4.7% of total commercial loans.

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

The following table shows COVID-19 CRE loan and lease modifications by property type approved as of June 30, 2020.

Property Type	# of Loans Deferrals Approved	Balance as of June 30, 2020	Total Category Balance	Weighted Avg LTV
	($ in millions)
Hotel/Motel	26	$197.1	$295.6	47.7%
Retail	158	554.5	1,746.2	52.1%
Residential	283	221.1	1,958.1	54.6%
Warehouse	36	99.8	896.7	47.6%
Office & Comm'l Condo	143	276.1	1,393.1	51.3%
Theater	3	24.8	24.8	74.4%
Special Use & HK Portfolio	31	73.9	399.2	49.5%
Industrial and Multi-Use	22	60.3	399.6	47.7%
Restaurant	21	24.2	169.1	52.3%
Other	—	—	109.1	—
Total CRE	723	$1,531.8	$7,391.5	51.6%

Paycheck Protection Program (PPP)

As part of the CARES Act, the Small Business Administration (SBA) has been authorized to guarantee loans under the PPP through June 30, 2020 for small businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. One of the notable features of the PPP is that borrowers are eligible for loan forgiveness if borrowers, among other conditions, maintain their staff and payroll and if loan amounts are used to cover payroll, mortgage interest, rents and utilities payments. These loans have a two to five year term and earn interest at a rate of 1%. We began accepting applications on April 3, 2020. As of June 30, 2020, we had processed 1,381 PPP loans totaling $261.7 million. PPP loans are guaranteed by the SBA and therefore we believe PPP loans generally do not represent a material credit risk.

Capital and liquidity

While we believe we have sufficient capital and do not anticipate any need for additional liquidity as of June 30, 2020, in response to the uncertainty regarding the severity and duration of the COVID-19 pandemic, we have taken additional actions to ensure the strength of our liquidity position. These actions include suspending our share repurchase program at this time to moderate the impact of COVID-19 by maintaining strong capital levels and liquidity to support customers and other stakeholders. In addition, we are also in a position to pledge additional collateral to increase our borrowing capacity with the FRB, if necessary. Our Board of Directors also will continue to evaluate the impacts of the COVID-19 pandemic and the appropriateness of declaring future dividends and the rate of any future dividends, in light of our capital and liquidity needs.

Asset impairment

At this time, as of June 30, 2020, we do not believe there exists any impairment to our goodwill and intangible assets, long-lived assets, right of use assets, or available-for-sale investment securities due to the COVID-19 pandemic. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future impairment charges related to any of the aforementioned assets. Continued and sustained declines in Bancorp’s stock price and/or other credit related impacts could give rise to triggering events in the future that could result in a write-down in the value of our goodwill, which could have a material adverse impact on our results of operations.

Our processes, controls and business continuity plan

As a financial institution, we are considered an essential business and therefore continue to operate on a modified basis to comply with governmental restrictions and public health authority guidelines. Our bank lobbies are closed to the general public, although business is still being transacted through drive-up facilities, online, telephone or by appointment. While we believe these arrangements will remain in effect until the restrictions are lifted by governmental authorities, we continue to operate and maintain our customer relationships. The health and safety of our employees and customers is a major concern to our management and every effort is being made to have employees work from home or, if working from one of our locations is required, to maintain appropriate social distancing and observe other health precautions.

Through this time of disruption, we have remained open for business supporting our customers while implementing our business continuity plan to mitigate the risks of the spread of COVID-19 to our employees and customers. We have also taken such other actions as social distancing, restrictions on in-person meetings and conferences, Company travel restrictions and increased sanitary protocols. We believe these actions offer the best protection for our employees and customers, an enhance our ability to continue providing our banking services. We believe that we are positioned to continue these business continuity measures for the foreseeable future, however, no assurances can be provided as these circumstances may change depending on the duration and severity of the pandemic.

Highlights

●	Total deposits increased for the quarter by $1.2 billion, or 7.9%, to $16.3 billion.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended June 30, 2020, was $54.3 million, a decrease of $17.9 million, or 24.8%, compared to net income of $72.2 million for the same quarter a year ago. Diluted earnings per share for the quarter ended June 30, 2020 was $0.68 compared to $0.90 for the same quarter a year ago.

Return on average stockholders’ equity was 9.31% and return on average assets was 1.15% for the quarter ended June 30, 2020, compared to a return on average stockholders’ equity of 13.27% and a return on average assets of 1.69% for the same quarter a year ago.

Financial Performance

	Three months ended
	June 30, 2020	June 30, 2019
Net income (in millions)	$54.3	$72.2
Basic earnings per common share	$0.68	$0.90
Diluted earnings per common share	$0.68	$0.90
Return on average assets	1.15%	1.69%
Return on average total stockholders' equity	9.31%	13.27%
Efficiency ratio	44.82%	44.53%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses decreased $8.9 million, or 6.2%, to $134.5 million during the second quarter of 2020, compared to $143.4 million during the same quarter a year ago. The decrease was due primarily to a decrease in interest income from loans and securities.

The net interest margin was 3.02% for the second quarter of 2020 compared to 3.58% for the second quarter of 2019 and 3.34% for the first quarter of 2020.

For the second quarter of 2020, the yield on average interest-earning assets was 3.91%, the cost of funds on average interest-bearing liabilities was 1.20%, and the cost of interest-bearing deposits was 1.16%. In comparison, for the second quarter of 2019, the yield on average interest-earning assets was 4.81%, the cost of funds on average interest-bearing liabilities was 1.65%, and the cost of interest-bearing deposits was 1.58%. The decrease in the yield on average interest-earning assets resulted mainly from lower rates on loans. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 2.71% for the quarter ended June 30, 2020, compared to 3.16% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended June 30, 2020, and 2019. Average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended June 30,
	2020			2019
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(Dollars in thousands)
Interest-earning assets:
Total loans and leases (1)	$15,626,412	$168,149	4.33%	$14,365,544	$182,291	5.09%
Investment securities	1,268,661	5,405	1.71	1,441,005	8,477	2.36
Federal Home Loan Bank stock	17,434	214	4.95	17,250	298	6.93
Interest-bearing deposits	980,949	240	0.10	235,019	1,383	2.36
Total interest-earning assets	17,893,456	174,008	3.91	16,058,818	192,449	4.81
Non-interest earning assets:
Cash and due from banks	136,976			182,518
Other non-earning assets	1,048,839			1,040,853
Total non-interest earning assets	1,185,815			1,223,371
Less: Allowance for loan losses	(148,937)			(123,227)
Deferred loan fees	317			(1,384)
Total assets	$18,930,651			$17,157,578

Interest-bearing liabilities:
Interest-bearing demand accounts	$1,586,112	$742	0.19%	$1,265,105	$574	0.18%
Money market accounts	2,756,493	4,920	0.72	1,857,384	4,643	1.00
Savings accounts	740,500	257	0.14	731,512	371	0.20
Time deposits	7,616,446	30,811	1.63	7,570,131	39,491	2.09
Total interest-bearing deposits	12,699,551	36,730	1.16	11,424,132	45,079	1.58

Other borrowings	412,953	1,363	1.33	353,799	1,984	2.25
Long-term debt	119,136	1,440	4.86	169,761	2,007	4.74
Total interest-bearing liabilities	13,231,640	39,533	1.20	11,947,692	49,070	1.65

Non-interest bearing liabilities:
Demand deposits	3,101,265			2,789,644
Other liabilities	250,971			235,991
Total equity	2,346,775			2,184,251
Total liabilities and equity	$18,930,651			$17,157,578

Net interest spread			2.71%			3.16%
Net interest income		$134,475			$143,379
Net interest margin			3.02%			3.58%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.

(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the three months ended June 30, 2020 and 2019:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three months ended June 30,
	2020-2019
	Increase/(Decrease) in
	Net Interest Income Due to:
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans and leases	$15,000	$(29,142)	$(14,142)
Investment securities	(934)	(2,139)	(3,073)
Federal Home Loan Bank stock	3	(86)	(83)
Deposits with other banks	1,163	(2,306)	(1,143)
Total changes in interest income	15,232	(33,673)	(18,441)

Interest-bearing liabilities:
Interest-bearing demand accounts	148	20	168
Money market accounts	1,841	(1,564)	277
Savings accounts	4	(119)	(115)
Time deposits	239	(8,919)	(8,680)
Other borrowed funds	293	(914)	(621)
Long-term debt	(616)	49	(567)
Total changes in interest expense	1,909	(11,447)	(9,538)
Changes in net interest income	$13,323	$(22,226)	$(8,903)

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for credit losses

Based on a review of the appropriateness of the allowance for loan losses at June 30, 2020, the Company recorded a provision for credit losses of $25.0 million in second quarter of 2020 compared to no provision for credit losses in the second quarter of 2019. The provision for credit losses is primarily a result of the economic deterioration of the global economy resulting from the COVID-19 pandemic. While we took steps to incorporate the impact of the COVID-19 pandemic on the economic forecast and other factors utilized to determine our allowance for credit losses, if the economic forecast or other factors worsen relative to the assumptions we utilized, our allowance for credit losses will increase accordingly in future periods. The following table summarizes the charge-offs and recoveries for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Charge-offs:
Commercial loans	$5,106	$1,713	$6,427	$2,944
Total charge-offs	5,106	1,713	6,427	2,944
Recoveries:
Commercial loans	1,350	1,356	2,558	1,397
Construction loans	—	30	—	1,074
Real estate loans (1)	163	423	325	733
Total recoveries	1,513	1,809	2,883	3,204
Net charge-offs/(recoveries)	$3,593	$(96)	$3,544	$(260)

(1) Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, equity securities gains (losses), wire transfer fees, and other sources of fee income, was $15.6 million for the second quarter of 2020, an increase of $2.8 million, or 21.9%, compared to $12.8 million for the second quarter of 2019. The increase was primarily due to a $2.5 million increase in net gains from equity securities, and an increase of $1.1 million from the gain on sale of mortgage backed securities, offset in part by a $682.1 thousand decrease in the valuation of interest rate swap contracts, when compared to the same quarter a year ago.

Non-Interest Expense

Non-interest expense decreased $2.2 million, or 3.2%, to $67.3 million in the second quarter of 2020, compared to $69.5 million in the same quarter a year ago. The decrease was primarily due to a $5.0 million decrease in salaries and employee benefits resulting from lower bonus accruals and an increase in salaries capitalized for loan originations offset in part by an increase of $3.8 million in amortization expense of investments in low-income housing and alternative energy partnerships, when compared to the same quarter a year ago. The efficiency ratio was 44.8% in the second quarter of 2020 compared to 44.5% for the same quarter a year ago.

Income Taxes

The effective tax rate for the second quarter of 2020 was 6.0% compared to 16.6% for the second quarter of 2019. The effective tax rate was lower in 2020 due to the impact of higher tax credits from low-income housing and alternative energy investment tax credits.

Year-to-Date Statement of Operations Review

Net income for the six months ended June 30, 2020, was $101.2 million, a decrease of $37.7 million, or 27.1%, compared to net income of $138.9 million for the same period a year ago. Diluted earnings per share was $1.27 compared to $1.73 per share for the same period a year ago. The net interest margin for the six months ended June 30, 2020, was 3.17% compared to 3.64% for the same period a year ago.

Return on average stockholders’ equity was 8.72% and return on average assets was 1.10% for the six months ended June 30, 2020, compared to a return on average stockholders’ equity of 12.92% and a return on average assets of 1.65% for the same period a year ago. The efficiency ratio for the six months ended June 30, 2020, was 44.71% compared to 44.98% for the same period a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the six months ended June 30, 2020, and 2019. Average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Six months ended June 30,
	2020			2019
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(Dollars in thousands)
Interest-earning assets:
Total loans and leases (1)	$15,419,926	$346,019	4.51%	$14,227,782	$360,568	5.11%
Investment securities	1,324,013	13,015	1.98	1,356,001	15,767	2.34
Federal Home Loan Bank stock	17,352	519	6.02	17,277	602	7.03
Interest-bearing deposits	645,986	1,191	0.37	275,044	3,273	2.40
Total interest-earning assets	17,407,277	360,744	4.17	15,876,104	380,210	4.83
Non-interest earning assets:
Cash and due from banks	156,402			195,715
Other non-earning assets	1,039,736			1,038,045
Total non-interest earning assets	1,196,138			1,233,760
Less: Allowance for loan losses	(136,412)			(123,068)
Deferred loan fees	(157)			(1,426)
Total assets	$18,466,846			$16,985,370

Interest-bearing liabilities:
Interest-bearing demand accounts	$1,487,354	$1,452	0.20%	$1,286,985	$1,184	0.19%
Money market accounts	2,597,245	11,879	0.92	1,886,048	9,070	0.97
Savings accounts	736,936	579	0.16	724,492	711	0.20
Time deposits	7,556,033	65,966	1.76	7,318,590	73,614	2.03
Total interest-bearing deposits	12,377,568	79,876	1.30	11,216,115	84,579	1.52

Other borrowings	402,491	3,202	1.60	407,622	4,797	2.37
Long-term debt	119,136	2,880	4.86	176,401	4,139	4.73
Total interest-bearing liabilities	12,899,195	85,958	1.34	11,800,138	93,515	1.60

Non-interest bearing liabilities:
Demand deposits	2,982,577			2,782,633
Other liabilities	251,545			234,787
Total equity	2,333,529			2,167,812
Total liabilities and equity	$18,466,846			$16,985,370

Net interest spread			2.83%			3.23%
Net interest income		$274,786			$286,695
Net interest margin			3.17%			3.64%

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

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Six months ended June 30,
	2020-2019
	Increase/(Decrease) in
	Net Interest Income Due to:
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans and leases	$29,429	$(43,977)	$(14,548)
Investment securities	(360)	(2,393)	(2,753)
Federal Home Loan Bank stock	3	(86)	(83)
Deposits with other banks	2,150	(4,231)	(2,081)
Total changes in interest income	31,222	(50,687)	(19,465)

Interest-bearing liabilities:
Interest-bearing demand accounts	195	73	268
Money market accounts	3,301	(492)	2,809
Savings accounts	12	(144)	(132)
Time deposits	2,393	(10,041)	(7,648)
Other borrowed funds	(59)	(1,536)	(1,595)
Long-term debt	(1,372)	113	(1,259)
Total changes in interest expense	4,470	(12,027)	(7,557)
Changes in net interest income	$26,752	$(38,660)	$(11,908)

 (1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, equity securities gains (losses), wire transfer fees, and other sources of fee income, was $21.4 million for the six months ended June 30, 2020, a decrease of $4.3 million, or 16.7%, compared to $25.7 million for the six months ended June 30, 2019. The decrease was primarily due to a $7.7 million decrease in net gains from equity securities, offset in part by an increase of $1.1 million from the gain on sale of mortgage backed securities and an increase of $1.1 million from wealth management fees, when compared to the same period a year ago.

Non-Interest Expense

Non-interest expense decreased $8.1 million, or 5.8%, to $132.4 million for the six months ended June 30, 2020, compared to $140.5 million for the same period a year ago. The decrease was primarily due to a $6.1 million decrease in salaries and employee benefits resulting from lower bonus accruals and an increase in salaries capitalized for loan originations, a decrease of $4.3 million in other real estate owned expense and a decrease of $1.5 million in provision for unfunded commitments, offset in part by an increase of $6.9 million in amortization expense of investments in low-income housing and alternative energy partnerships, when compared to the same period a year ago.

Income Taxes

The effective tax rate for the six months ended June 30, 2020 was 11.1% compared to 19.2% for the six months ended June 30, 2019. The effective tax rate was lower in 2020 due to the impact of higher tax credits from low-income housing and alternative energy investment tax credits.

Balance Sheet Review

Assets

Total assets were $19.3 billion as of June 30, 2020, an increase of $1.2 billion, or 6.6%, from $18.1 billion as of December 31, 2019, primarily due to an increase in short-term investments and loan growth offset in part by a decrease in investment securities.

Securities Available for Sale

Securities available-for-sale represented 5.9% of total assets as of June 30, 2020, compared to 8.0% of total assets as of December 31, 2019. Securities available-for-sale were $1.1 billion as of June 30, 2020, compared to $1.5 billion as of December 31, 2019.

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of June 30, 2020, and December 31, 2019:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$99,935	$1	$9	$99,927
U.S. government agency entities	107,558	499	664	107,393
Mortgage-backed securities	779,492	23,428	508	802,412
Collateralized mortgage obligations	314	—	13	301
Corporate debt securities	135,695	385	11	136,069
Total	$1,122,994	$24,313	$1,205	$1,146,102

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$74,926	$10	$—	$74,936
U.S. government agency entities	90,452	663	319	90,796
U.S. government sponsored entities	225,000	—	557	224,443
Mortgage-backed securities .	880,040	8,574	824	887,790
Collateralized mortgage obligations	569	—	17	552
Corporate debt securities	172,743	605	23	173,325
Total	$1,443,730	$9,852	$1,740	$1,451,842

For additional information, see Note 7 to the Company’s unaudited Condensed Consolidated Financial Statements.

Securities available-for-sale having a carrying value of $97.0 million as of June 30, 2020, and $20.1 million as of December 31, 2019, were pledged to secure public deposits, other borrowings and treasury tax and loan.

Equity Securities

The Company recognized a net gain of $5.8 million for the three months ended June 30, 2020, due to the increase in fair value of equity investments with readily determinable fair values compared to a net gain of $3.2 million for the three months ended June 30, 2019. The Company recognized a net loss of $323 thousand for the six months ended June 30, 2020, due to the decrease in fair value of equity investments with readily determinable fair values compared to a net gain of $7.4 million for the six months ended June 30, 2019. Equity securities were $24.6 million and $28.0 million as of June 30, 2020 and December 31, 2019, respectively.

Loans

Gross loans were $15.6 billion at June 30, 2020, an increase of $532.8 million, or 3.5%, from $15.1 billion at December 31, 2019. The increase was primarily due to $261.7 million in Paycheck Protection Program Loans and increases of $116.2 million, or 1.6%, in commercial mortgage loans, $96.1 million, or 2.4%, in residential mortgage loans, $51.2 million, or 14.7%, in equity lines, and $44.3 million, or 7.6%, in real estate construction loans. The loan balances and composition at June 30, 2020, compared to December 31, 2019 are set forth below:

	June 30, 2020	% of Gross Loans	December 31, 2019	% of Gross Loans	% Change
	(Dollars in thousands)

Commercial loans	$2,746,316	17.6%	$2,778,744	18.4%	(1.2% )
Paycheck protection program loans	261,650	1.7	—	—	100.0
Residential mortgage loans	4,184,721	26.8	4,088,586	27.1	2.4
Commercial mortgage loans	7,391,502	47.4	7,275,262	48.3	1.6
Real estate construction loans	624,199	4.0	579,864	3.9	7.6
Equity lines	399,207	2.5	347,975	2.3	14.7
Installment and other loans	688	0.0	5,050	0.0	(86.4)
Gross loans	$15,608,283	100%	$15,075,481	100%	3.5%
Allowance for loan losses	(169,680)		(123,224)		37.7
Unamortized deferred loan fees	(4,507)		(626)		620.0
Total loans, net	$15,434,096		$14,951,631		3.2%

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

The ratio of non-performing assets to total assets was 0.4% at June 30, 2020, compared to 0.3% at December 31, 2019. Total non-performing assets increased $28.0 million, or 49.0%, to $85.2 million at June 30, 2020, compared to $57.2 million at December 31, 2019, primarily due to an increase of $15.0 million, or 233.5%, in loans 90 days or more past due and still accruing and an increase of $15.9 million, or 39.3%, in nonaccrual loans, offset in part by a decrease of $2.9 million, or 28.6%, in other real estate owned.

As a percentage of gross loans plus OREO, our non-performing assets was 0.55% as of June 30, 2020, compared to 0.38% as of December 31, 2019. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, decreased to 224.0% as of June 30, 2020, from 270.8% as of December 31, 2019.

The following table sets forth the changes in non-performing assets and troubled debt restructurings (“TDRs”) as of June 30, 2020, compared to December 31, 2019, and to June 30, 2019:

	June 30, 2020	December 31, 2019	% Change	June 30, 2019	% Change
	(Dollars in thousands)
Non-performing assets
Accruing loans past due 90 days or more	$21,374	$6,409	233	$14,469	48
Non-accrual loans:
Construction loans	4,433	4,580	(3)	4,702	(6)
Commercial mortgage loans	10,896	9,928	10	14,515	(25)
Commercial loans	27,125	19,381	40	28,070	(3)
Residential mortgage loans	14,004	6,634	111	7,461	88
Total non-accrual loans	$56,458	$40,523	39	$54,748	3
Total non-performing loans	77,832	46,932	66	69,217	12
Other real estate owned	7,318	10,244	(29)	11,329	(35)
Total non-performing assets	$85,150	$57,176	49	$80,546	6
Accruing troubled debt restructurings	$31,671	$35,336	(10)	$64,898	(51)

Allowance for loan losses	$169,680	$123,224	38	$122,651	38

Total gross loans outstanding, at period-end	$15,608,283	$15,075,481	4	$14,593,510	7

Allowance for loan losses to non-performing loans, at period-end	218.01%	262.56%		177.20%
Allowance for loan losses to gross loans, at period-end	1.09%	0.82%		0.84%

Non-accrual Loans

At June 30, 2020, total non-accrual loans were $56.4 million, an increase of $15.9 million, or 39.3%, from $40.5 million at December 31, 2019, and an increase of $1.7 million, or 3.1%, from $54.7 million at June 30, 2019. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following tables set forth the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	June 30, 2020		December 31, 2019
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$16,391	$10,802	$6,874	$9,475
Commercial real estate	12,942	1,714	14,268	1,603
Personal property (UCC)	—	14,609	—	8,303
Total	$29,333	$27,125	$21,142	$19,381

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	June 30, 2020		December 31, 2019
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$15,421	$—	$14,305	$—
Wholesale/Retail	319	10,746	637	9,684
Food/Restaurant	—	5	—	—
Import/Export	—	16,374	—	4,697
Other	13,593	—	6,200	5,000
Total	$29,333	$27,125	$21,142	$19,381

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

As of June 30, 2020, recorded investment in impaired loans totaled $88.1 million and was comprised of non-accrual loans of $56.4 million and accruing TDRs of $31.7 million. As of December 31, 2019, recorded investment in impaired loans totaled $75.9 million and was comprised of non-accrual loans of $40.5 million and accruing TDRs of $35.4 million. For impaired loans, the amounts previously charged off represent 0.3% as of June 30, 2020, and 2.1% as of December 31, 2019, of the contractual balances for impaired loans. As of June 30, 2020, $29.3 million, or 52.0%, of the $56.4 million of non-accrual loans were secured by real estate compared to $21.1 million, or 52.2%, of the $40.5 million of non-accrual loans that were secured by real estate as of December 31, 2019. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

As of June 30, 2020, $7.5 million of the $169.7 million allowance for loan losses was allocated for impaired loans and $162.2 million was allocated to the general allowance. As of December 31, 2019, $3.2 million of the $123.2 million allowance for loan losses was allocated for impaired loans and $120.0 million was allocated to the general allowance.

The allowance for loan losses to non-performing loans was 218.0% as of June 30, 2020, compared to 262.6% as of December 31, 2019, primarily due to an increase in the non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table sets forth impaired loans and the related allowance as of the dates indicated:

	June 30, 2020			December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$16,181	$13,391	$—	$20,134	$15,857	$—
Real estate construction loans	5,776	4,433	—	5,776	4,580	—
Commercial mortgage loans	16,274	15,867	—	9,234	9,030	—
Residential mortgage loans and equity lines	9,586	9,532	—	6,171	6,073	—
Subtotal	$47,817	$43,223	$—	$41,315	$35,540	$—

With allocated allowance
Commercial loans	$15,919	$15,863	$6,895	$8,769	$8,739	$2,543
Commercial mortgage loans	19,806	19,762	323	26,117	26,040	473
Residential mortgage loans and equity lines	10,280	9,281	307	6,740	5,540	220
Subtotal	$46,005	$44,906	$7,525	$41,626	$40,319	$3,236
Total impaired loans	$93,822	$88,129	$7,525	$82,941	$75,859	$3,236

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

As of June 30, 2020, construction loans of $599.0 million were disbursed with pre-established interest reserves of $74.3 million, compared to $550.0 million with pre-established interest reserves of $73.4 million at December 31, 2019.  The balance for construction loans with interest reserves that have been extended was $129.1 million with pre-established interest reserves of $4.5 million at June 30, 2020, compared to $129.2 million with pre-established interest reserves of $4.7 million at December 31, 2019.  Land loans of $56.6 million were disbursed with pre-established interest reserves of $799 thousand at June 30, 2020, compared to $45.5 million of land loans disbursed with pre-established interest reserves of $1.9 million at December 31, 2019.  The balance for land loans with interest reserves that have been extended was $15.4 million at June 30, 2020 with pre-established interest reserves of $202 thousand, compared to $1.7 million in land loans with pre-established interest reserves of $2 thousand at December 31, 2019.

At June 30, 2020 and December 31, 2019, the Bank had no loans on non-accrual status with available interest reserves.  At June 30, 2020 and December 31, 2019, $4.4 million and $4.6 million of non-accrual non-residential construction loans had been originated with pre-established interest reserves, respectively.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of the property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; and Las Vegas, Nevada. The Company also has loan customers in Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of June 30, 2020, or as of December 31, 2019.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. Total loans for construction, land development, and other land represented 33% of the Bank’s total risk-based capital as of June 30, 2020, and 34% as of December 31, 2019. Total CRE loans represented 273% of total risk-based capital as of June 30, 2020, and 277% as of December 31, 2019 and were below the Bank’s internal limit for CRE loans of 400% of total capital at both dates.

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

The allowance for loan losses was $169.7 million and the allowance for off-balance sheet unfunded credit commitments was $4.7 million at June 30, 2020, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded credit commitments. The $169.7 million allowance for loan losses at June 30, 2020, increased $46.5 million, or 37.7%, from $123.2 million at December 31, 2019. This increase includes additional provisions for credit losses and reflects the deterioration in economic conditions related to COVID-19 and an increase in specific reserves of $4.3 million. This deterioration is reflected in unprecedented increases in new unemployment claims in the United States and deterioration in global economic measures during this period. While we took steps to incorporate the impact of the COVID-19 pandemic on the economic forecast and other factors utilized to determine our allowance for loan losses, if the economic forecast or other factors (such as the severity and length of the COVID-19 pandemic and its impacts) worsen relative to the assumptions we utilized, our allowance for loan losses will increase accordingly in future periods. The allowance for loan losses represented 1.09% of period-end gross loans and 218.0% of non-performing loans at June 30, 2020. The comparable ratios were 0.82% of period-end gross loans and 262.6% of non-performing loans at December 31, 2019.

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Allowance for loan losses
Balance at beginning of period	$148,273	$122,555	$123,224	$122,391
Provision for credit losses	25,000	—	50,000	—
Charge-offs:
Commercial loans	(5,106)	(1,713)	(6,427)	(2,944)
Total charge-offs	(5,106)	(1,713)	(6,427)	(2,944)
Recoveries:
Commercial loans	1,350	1,356	2,558	1,397
Construction loans	—	30	—	1,074
Real estate loans	163	423	325	733
Total recoveries	1,513	1,809	2,883	3,204
Balance at end of period	$169,680	$122,651	$169,680	$122,651

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$3,013	$3,850	$3,855	$2,250
Provision for credit losses	1,650	700	808	2,300
Balance at end of period	$4,663	$4,550	$4,663	$4,550

Average loans outstanding during the period	$15,626,412	$14,365,544	$15,419,926	$14,227,782
Total gross loans outstanding, at period-end	$15,608,283	$14,593,510	$15,608,283	$14,593,510
Total non-performing loans, at period-end	$77,832	$69,217	$77,832	$69,217
Ratio of net (charge-offs)/recoveries to average loans outstanding during the period	(0.09% )	0.00%	(0.05% )	0.00%
Provision for credit losses to average loans outstanding during the period	0.69%	0.02%	0.66%	0.03%
Allowance for credit losses to non-performing loans, at period-end	224.00%	183.77%	224.00%	183.77%
Allowance for credit losses to gross loans, at period-end	1.12%	0.87%	1.12%	0.87%

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	June 30, 2020		December 31, 2019
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	(In thousands)
Type of Loan:
Commercial loans	$82,256	19.1%	$57,021	18.9%
Real estate construction loans	26,700	3.8	19,474	4.0
Commercial mortgage loans	41,132	47.7	33,602	48.0
Residential mortgage loans and equity lines	19,592	29.4	13,108	29.1
Installment and other loans	—	—	19	—
Total loans	$169,680	100%	$123,224	100%

The allowance allocated to commercial loans increased $25.3 million, or 44.4%, to $82.3 million at June 30, 2020, from $57.0 million at December 31, 2019. The increase is due primarily to an increase in the allowance due to the continued deterioration in economic conditions related to COVID-19, chargeoffs of commercial loans and increases in specific reserves on impaired loans in the second quarter.

The allowance allocated to real estate construction loans increased $7.2 million, or 36.9%, to $26.7 million at June 30, 2020 from $19.5 million at December 31, 2019. The increase is due primarily to an increase in the allowance due to continued deterioration in economic conditions in the second quarter related to COVID-19 and increases in real estate construction loans.

The allowance allocated to commercial mortgage loans increased $7.5 million, or 22.3%, to $41.1 million at June 30, 2020, from $33.6 million at December 31, 2019. The increase is due primarily to an increase in the allowance due to continued deterioration in economic conditions in the second quarter related to COVID-19.

The allowance allocated for residential mortgage loans increased by $6.5 million, or 49.6%, to $19.6 million as of June 30, 2020, from $13.1 million at December 31, 2019. The increase is due primarily to an increase in the allowance due to continued deterioration in economic conditions in the second quarter related to COVID-19.

Deposits

Total deposits were $16.3 billion at June 30, 2020, an increase of $1.6 billion, or 10.9%, from $14.7 billion at December 31, 2019. The increases in non-interest bearing demand deposits and money market deposits resulted from higher liquidity maintained by our depositors during these uncertain times, unused funds still in demand deposit accounts from Paycheck Protection Program loans and improved money market deposit generation from corporate accounts. The following table sets forth the deposit mix as of the dates indicated:

	June 30, 2020		December 31, 2019
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Deposits
Non-interest-bearing demand deposits	$3,298,415	20.2%	$2,871,444	19.5%
Interest bearing demand deposits	1,671,290	10.3	1,358,152	9.2
Money market deposits	2,982,385	18.3	2,260,764	15.4
Savings deposits	743,982	4.6	758,903	5.2
Time deposits	7,585,832	46.6	7,443,045	50.7
Total deposits	$16,281,904	100.0%	$14,692,308	100.0%

The following table sets forth the maturity distribution of time deposits at June 30, 2020:

	At June 30, 2020
	Time Deposits -under $100,000	Time Deposits -$100,000 and over	Total Time Deposits
	(Dollars in thousands)
Less than three months	$454,688	$1,598,188	$2,052,876
Three to six months	338,570	1,204,997	1,543,567
Six to twelve months	1,013,875	2,398,112	3,411,987
Over one year	194,829	382,573	577,402
Total	$2,001,962	$5,583,870	$7,585,832

Percent of total deposits	12.3%	34.3%	46.6%

Borrowings

Borrowings include federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Borrowings from the FHLB – There were no over-night borrowings from the FHLB as of June 30, 2020, compared to $450 million at an average rate of 1.66% as of December 31, 2019. Advances from the FHLB were $230 million at an average rate of 2.16% as of June 30, 2020 and $220 million at an average rate of 2.26% as of December 31, 2019. As of June 30, 2020, FHLB advances of $5 million will mature in November 2020, $80 million in May 2021, $50 million in June 2021, $75 million in July 2021, and $20 million in May 2023.

Other Borrowings - The Company owes a residual payable balance of $7.8 million to Bank SinoPac Co. related to the Company’s acquisition of SinoPac Bancorp, the parent of Far East National Bank, completed in October 2017. The remaining balance of $7.0 million, due in July 2020, has an interest rate of 1.80% (three-month LIBOR rate plus 150 basis points) as of June 30, 2020.

At June 30, 2020, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 2.48%, compared to $119.1 million with a weighted average rate of 4.09% at December 31, 2019. The Junior Subordinated Notes have a stated maturity term of 30 years. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

For additional information, see Note 11 to the Company's unaudited Condensed Consolidated Financial Statements.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of June 30, 2020. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$7,008,430	$577,087	$303	$12	$7,585,832
Advances from the Federal Home Loan Bank	135,000	95,000	—	—	230,000
Other borrowings	7,031	—	—	32,399	39,430
Long-term debt	—	—	—	119,136	119,136
Operating leases	9,424	15,946	8,795	5,190	39,355
Total contractual obligations and other commitments	$7,159,885	$688,033	$9,098	$156,737	$8,013,753

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

Capital Resources

Total equity was $2.34 billion as of June 30, 2020, an increase of $48.2 million, from $2.29 billion as of December 31, 2019, primarily due to net income of $101.2 million, increases in other comprehensive income of $6.1 million, and amortization of share-based compensation of $2.5 million, which were partially offset by common stock cash dividends of $49.3 million and repurchases of the Company’s common stock of $12.9 million.

The following table summarizes changes in total equity for the six months ended June 30, 2020:

Six months ended
June 30, 2020
(In thousands)
Net income	$101,173
Proceeds from shares issued through the Dividend Reinvestment Plan	1,706
RSUs distributed	2
Shares withheld related to net share settlement of RSUs	(1,899)
Stock issued to directors	800
Purchase of treasury stock	(12,880)
Share-based compensation	2,544
Cash dividends paid to common stockholders	(49,332)
Other comprehensive income	6,051
Net increase in total equity	$48,165

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The following tables set forth actual and required capital ratios as of June 30, 2020 and December 31, 2019 for Bancorp and the Bank under the Basel III Capital Rules. The Basel III Capital Rules became fully phased-in on January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2019 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
June 30, 2020
Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$1,936,317	12.88	$1,051,939	7.00	$976,800	6.50
Cathay Bank	$2,008,039	13.38	$1,050,639	7.00	$975,594	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	$1,936,317	12.88	$1,277,354	8.50	$1,202,216	8.00
Cathay Bank	$2,008,039	13.38	$1,275,776	8.50	$1,200,730	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	$2,226,160	14.81	$1,577,908	10.50	$1,502,770	10.00
Cathay Bank	$2,182,382	14.54	$1,575,959	10.50	$1,500,913	10.00

Leverage Ratio
Cathay General Bancorp	$1,936,317	10.46	$740,557	4.00	$925,697	5.00
Cathay Bank	$2,008,039	10.86	$739,353	4.00	$924,192	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
December 31, 2019
Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$1,892,321	12.51	$1,059,259	7.00	$983,597	6.50
Cathay Bank	$1,959,832	12.97	$1,057,880	7.00	$982,318	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	$1,892,321	12.51	$1,286,243	8.50	$1,210,581	8.00
Cathay Bank	$1,959,832	12.97	$1,284,569	8.50	$1,209,006	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	$2,134,900	14.11	$1,588,888	10.50	$1,513,227	10.00
Cathay Bank	$2,086,911	13.81	$1,586,821	10.50	$1,511,258	10.00

Leverage Ratio
Cathay General Bancorp	$1,892,321	10.83	$699,173	4.00	$873,966	5.00
Cathay Bank	$1,959,832	11.23	$697,976	4.00	$872,470	5.00

As of June 30, 2020, capital levels at Bancorp and the Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of June 30, 2020 at Bancorp and the Bank exceed the minimum levels necessary to be considered “well capitalized.”

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

The Company declared a cash dividend of $0.31 per share on 79,587,596 shares outstanding on June 2, 2020, for distribution to holders of our common stock on June 12, 2020, and $0.31 per share on 79,546,735 shares outstanding on March 2, 2020, for distribution to holders of our common stock on March 12, 2020. The Company paid total cash dividends of $49.3 million in the first six months of 2020.

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

In May 2014, the Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. As of June 30, 2020, and 2019, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s cash flow derivative financial instruments as of June 30, 2020, and December 31, 2019, were as follows:

	June 30, 2020	December 31, 2019
	($ in thousands)
Cash flow swap hedges:
Notional	$119,136	$119,136
Weighted average fixed rate-pay	2.61%	2.61%
Weighted average variable rate-receive	0.64%	2.26%

Unrealized loss, net of taxes (1)	$(7,925)	$(3,412)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Periodic net settlement of swaps (2)	$514	$8	$769	$(37)

(1)-Included in other comprehensive income.
(2)-the amount of periodic net settlement of interest rate swaps was included in interest expense.

As of June 30, 2020, the Bank’s outstanding interest rate swap contracts had a notional amount of $527.5 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of June 30, 2020, and 2019, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of June 30, 2020, and December 31, 2019, were as follows:

	June 30, 2020	December 31, 2019
Fair value swap hedges:	($ in thousands)
Notional	$527,477	$579,584
Weighted average fixed rate-pay	4.59%	4.71%
Weighted average variable rate spread	2.53%	2.62%
Weighted average variable rate-receive	3.57%	4.87%

Net unrealized loss (1)	$(18,667)	$(7,205)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Periodic net settlement of SWAPs (2)	$(2,154)	$534	$(2,797)	$1,147

(1)-the amount is included in other non-interest income.

(2)-the amount of periodic net settlement of interest rate swaps was included in interest income.

The Company has designated as a partial-term hedging election $25.0 million of a pool of loans with a notational value of $45.0 million as of June 30, 2020. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into a pay-fixed and receive 1-Month LIBOR interest rate swap to convert the last-of-layer $25.0 million portion of a $45.0 million fixed rate loan tranche in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranche. As of June 30, 2020, the last-of-layer loan tranche had a fair value basis adjustment of $427 thousand. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivative clearing organization and daily margin is indirectly maintained with the derivative clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $13.7 million as of June 30, 2020 and $7.1 million as of December 31, 2019.

The Company from time to time enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Condensed Consolidated Balance Sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of June 30, 2020, and December 31, 2019, were as follows:

	June 30, 2020	December 31, 2019
	($ in thousands)
Derivative financial instruments not designated as hedging instruments:
Notional amounts:
Option contracts	$530	$908
Spot, forward, and swap contracts with positive fair value	$101,020	$146,397
Spot, forward, and swap contracts with negative fair value	$179,211	$127,003
Fair value:
Option contracts	$(6)	$(7)
Spot, forward, and swap contracts with positive fair value	$1,529	$2,411
Spot, forward, and swap contracts with negative fair value	$(531)	$(1,415)

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of June 30, 2020, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 15.2% compared to 12.9% as of December 31, 2019.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At June 30, 2020, the Bank had an approved credit line with the FHLB of San Francisco totaling $4.6 billion. Total advances from the FHLB of San Francisco were $230.0 million and standby letter of credits issued by the FHLB on the Company’s behalf were $494.1 million as of June 30, 2020. These borrowings bear fixed rates and are secured by the Bank’s loans. See Note 11 to the Condensed Consolidated Financial Statements. At June 30, 2020, the Bank pledged $7.5 million of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $7.8 million from the Federal Reserve Bank Discount Window at June 30, 2020.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At June 30, 2020, investment securities totaled $1.1 billion, with $97.0 million pledged as collateral for borrowings and other commitments. The remaining $1.0 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 92% of our time deposits mature within one year or less as of June 30, 2020. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. As of June 30, 2020, management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs. Deposits and other sources of liquidity, however, may be adversely impacted by the COVID-19 pandemic.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $61.0 million and $121.0 million during the first six months of 2020 and 2019, respectively.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2020:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	11.3	6.8
+100	5.3	3.8
-100	-0.3	-0.9
-200	-0.1	-0.8

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

There has not been any change in our internal control over financial reporting that occurred during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS.

From time to time, Bancorp and its subsidiaries are parties to litigation that arise in the ordinary course of business or otherwise are incidental to various aspects of its operations. Based upon information available to the Company and its review of any such litigation with counsel, management presently believes that the liability relating to such litigation, if any, would not be expected to have a material adverse impact on the Company’s consolidated financial condition, results of operations or liquidity taken as a whole. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal matters currently pending or threatened against the Company could have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity taken as a whole.

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

●

Based on a review of the appropriateness of the allowance for loan losses at June 30, 2020, we recorded a provision for credit losses of $25.0 million in second quarter of 2020, primarily a result of the economic deterioration of the global economy resulting from the COVID-19 pandemic. While we took steps to incorporate the impact of the COVID-19 pandemic on the economic forecast and other factors utilized to determine our allowance for loan losses, if the economic forecast or other factors worsen relative to the assumptions we utilized, our allowance for loan losses will increase accordingly in future periods.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(April 1, 2020 - April 30, 2020)	0	$0.00	0	$10,713,881
(May 1, 2020 - May 31, 2020)	0	$0.00	0	$10,713,881
(June 1, 2020 - June 30, 2020)	0	$0.00	0	$10,713,881
Total	0	$0.00	0	$10,713,881

For additional information, see Note 20 to the Company's unaudited Condensed Consolidated Financial Statements.

For a discussion of limitations on the payment of dividends, see “Dividend Policy” and “Liquidity” under Part I—Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.     DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.     MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.     OTHER INFORMATION.

None.

Item 6.     EXHIBITS.

Exhibit 10.1	Change of Control Employment Agreement to be entered into with Executive Officers on or after July 16, 2020.+**

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

Exhibit 101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document*

____________________

+ Filed herewith.

++ Furnished herewith.

*	Filed electronically herewith.

**	Indicates a management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp
(Registrant)

Date: August 7, 2020
/s/ Pin Tai
Pin Tai
Chief Executive Officer

Date: August 7, 2020
/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and
Chief Financial Officer