Form 10-K
period 2020-12-31
CATHAY GENERAL BANCORP
filed 2021-03-01
CIK 861842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020) was $1,987,485,927. This value is estimated solely for the purposes of this cover page. The market value of shares held by registrant’s directors, executive officers, and Employee Stock Ownership Plan have been excluded because they may be considered to be affiliates of the registrant.

As of February 15, 2021, the registrant had outstanding 79,510,444 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement relating to registrant’s 2021 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2020, are incorporated by reference in this Form 10-K in response to Part III, Items 10 through 14 of this Form 10-K.

CATHAY GENERAL BANCORP

2020 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

In this Annual Report on Form 10-K, the term “Bancorp” refers to Cathay General Bancorp and the term “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and its subsidiaries, including the Bank, collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “shall,” “should,” “will,” “predicts,” “potential,” “continue,” “possible,” “optimistic,” and variations of these words and similar expressions are intended to identify these forward-looking statements.

Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. Management's expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the U.S. and global economies, regulatory environment and the equity, debt, currency and other financial markets, as well as factors specific to Bancorp and its subsidiaries, including Cathay Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based cannot be foreseen with certainty and include the factors described under the headings "Risk Factors Summary" and "Risk Factors" and elsewhere in this Form 10-K, including under "Management's Discussion and Analysis," and Bancorp’s other reports and filings filed with the Securities and Exchange Commission (the “SEC”) from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as required by law, we undertake no obligation to update or review any forward-looking statement to reflect circumstances, developments or events occurring after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Risk Factors Summary

The following is a summary of the material risks that could adversely affect our business, operations and financial results. The below summary does not contain all of the information that may be important to you, and you should read the below summary together with the more detailed discussion of risks set forth under the heading "Risk Factors," as well as elsewhere in this Form 10-K, including under the heading "Management's Discussion and Analysis."

Market and Economic Risks

●	The COVID-19 pandemic has caused a significant global economic downturn, which has, and is expected to continue to, adversely affected our business and results of operations.
●	Unfavorable or uncertain economic and market conditions, including in California and the other markets in which we operate, can adversely affect our industry and business.
●	Our loan portfolio is largely secured by real estate, and a downturn in the real estate market may adversely affect our results of operations.
●	Adverse conditions in Asia and elsewhere could adversely affect our business.
●	The soundness of other financial institutions could adversely affect us.

Credit, Interest Rate and Liquidity Risks

●	We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.
●	The allowance for credit losses is an estimate of probable credit losses. Actual credit losses in excess of the estimate could adversely affect our results of operations and capital.
●	Our business is subject to interest rate risk, and fluctuations in interest rates could reduce our net interest income and adversely affect our business.
●	Inflation and deflation may adversely affect our financial performance.
●	Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
●	If the Company’s goodwill were determined to be impaired, it would result in a charge against earnings and thus a reduction in stockholders’ equity.

Operational Risks

●	We may incur significant losses as a result of ineffective risk management processes and strategies.
●	Concentration of risk increases the potential for significant losses.
●

COVID-19 could have negative effects on our CRE and other loans, including loans to hotels/motels, restaurants and the retail industry, which are dependent for repayment on the successful operation and management of the CRE, the strength of the CRE industry broadly and other factors outside of the borrower’s control.

●	Our commercial loan, CRE loan and construction loan portfolios expose us to risks that may be greater than the risks related to our other loans.
●	Our investments and/or financings in certain tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on our financial results.
●	Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral.
●	Our use of third party vendors and our other ongoing third party business relationships are subject to increasing regulatory requirements and attention.
●	Our deposit insurance premiums could increase in the future, which could have a material adverse impact on future earnings and financial condition.
●	As we expand our business outside of California markets, including through acquisitions, we will encounter risks that could adversely affect our business and earnings.
●	We face substantial competition from our competitors.
●	We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.
●	Natural disasters, geopolitical events, public health crises and other catastrophic events beyond our control could adversely affect us.
●	Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Information, Information Technology and Privacy Risks

●	We depend on the accuracy and completeness of information about customers.
●

Our information systems may experience failures, interruptions, or breaches in security, which could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock.

●

Our need to continue to adapt our information technology systems to allow us to provide new and expanded service could present operational issues, require significant capital spending, and disrupt our business.

●	Managing reputational risk is important to attracting and maintaining customers, investors, and employees.
●

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

Regulatory, Compliance and Legal Risks

●

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, could limit or restrict our activities, hamper our ability to increase our assets and earnings, and materially and adversely affect our profitability.

●	We are subject to stringent capital requirements, including those required by Basel III.
●	We may become subject to supervisory action by bank supervisory authorities that could have a material adverse effect on our business, financial condition, and the value of our common stock.
●	We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
●	We are subject to the CRA, fair lending and other laws and regulations, and our failure to comply with these laws and regulations could lead to material penalties.
●	Reforms to and uncertainty regarding LIBOR may adversely affect our business.
●	Governmental monetary policies and intervention to stabilize the U.S. financial system may affect our business and are beyond our control.
●	Adverse results in legal proceedings could adversely affect our business and financial condition.
●	Liabilities from environmental regulations could adversely affect our business and financial condition.
●	Changes in accounting standards or tax laws and regulations could adversely affect our financial results.

Risks Related to Ownership of Our Common Stock

●	The price of our common stock may fluctuate significantly, and this may make it difficult for a holder to sell shares of common stock at times or at prices such holder finds attractive.
●	An investment in our common stock is not an insured deposit.
●

Statutory and regulatory restrictions on dividends and other distributions from the Bank may adversely impact us by limiting the amount of distributions the Bancorp may receive. Statutory and contractual restrictions (including our outstanding debt securities) and our regulators may also restrict the Bancorp’s ability to pay dividends.

●	The issuance of preferred stock could adversely affect holders of common stock.
●	Certain provisions of our charter and bylaws could make acquiring our Company more difficult.
●	We may need to raise additional capital, which may dilute the interests of holders of our common stock or otherwise have an adverse effect on their investment.

PART I

Item 1.         Business.

Business of Bancorp

Overview

Cathay General Bancorp (the “Bancorp” on a parent-only basis, and the “Company,” “we,” "us" or “our” on a consolidated basis) is a corporation that was organized in 1990 under the laws of the State of Delaware. The Bancorp is the holding company of Cathay Bank, a California state-chartered commercial bank (“Cathay Bank” or the “Bank”), ten limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. The Bancorp also own 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities.

Our principal place of business is located at 777 North Broadway, Los Angeles, California 90012, and our telephone number at that location is (213) 625-4700. Certain of our administrative offices are located at 9650 Flair Drive, El Monte, California 91731. Our common stock is traded on the NASDAQ Global Select Market, and our trading symbol is “CATY”.

The Bancorp is regulated as a bank holding company by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Cathay Bank is regulated as a California commercial bank by the California Department of Financial Protection and Innovation (“DFPI”) and the Federal Deposit Insurance Corporation (“FDIC”).

At December 31, 2020, we had $19.0 billion in total consolidated assets, $15.5 billion in net loans, $16.1 billion in deposits, and $2.4 billion in shareholders’ equity.

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

Business of the Bank

General

Cathay Bank was incorporated under the laws of the State of California on August 22, 1961, is licensed by the DFPI, and commenced operations as a California state-chartered bank on April 19, 1962. Cathay Bank is an insured bank under the Federal Deposit Insurance Act by the FDIC, but it is not a member of the Federal Reserve.

The Bank’s head office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. As of December 31, 2020, the Bank has branch offices in Southern California (25 branches), Northern California (13 branches), New York (10 branches), Washington (four branches), Illinois (three branches), Texas (two branches), Maryland (one branch), Massachusetts (one branch), Nevada (one branch), New Jersey (one branch), and Hong Kong (one branch) and a representative office in Beijing, Shanghai, and Taipei. Deposit accounts at the Hong Kong branch are not insured by the FDIC. Each branch has loan approval rights subject to the branch manager’s authorized lending limits. Current activities of the Beijing, Shanghai, and Taipei representative offices are limited to coordinating the transportation of documents to the Bank’s head office and performing liaison services.

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

Through its Cathay Wealth Management business unit, the Bank provides its customers the ability to trade securities online and to purchase mutual funds, annuities, equities, bonds, and short-term money market instruments.  As of December 31, 2020, all securities and insurance products provided by Cathay Wealth Management are offered by, and all financial consultants are registered with, Cetera Financial Services, a registered securities broker/dealer and licensed insurance agency and member of the Financial Industry Regulatory Authority and Security Investor Protection Corporation. Cetera Financial Services and Cathay Bank are independent entities. The securities and insurance products offered by Cetera Financial Services are not insured by the FDIC.

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

Commercial Mortgage Loans. Commercial mortgage loans (also known as CRE loans) are typically secured by first deeds of trust on commercial properties. Our commercial mortgage portfolio includes primarily commercial retail properties, shopping centers, and owner-occupied industrial facilities, and, secondarily, office buildings, multiple-unit apartments, hotels, and multi-tenanted industrial properties.

The Bank also makes medium-term commercial mortgage loans which are generally secured by commercial or industrial buildings where the borrower uses the property for business purposes or derives income from tenants.

Commercial Loans. The Bank provides financial services to diverse commercial and professional businesses in its market areas. Commercial loans consist primarily of short-term loans (normally with a maturity of up to one year) to support general business purposes, or to provide working capital to businesses in the form of lines of credit to finance trade. The Bank continues to focus primarily on commercial lending to small-to-medium size businesses within the Bank’s geographic market areas. The Bank participates or syndicates loans, typically more than $25.0 million in principal amount, with other financial institutions to limit its credit exposure. Commercial loan pricing is generally at a rate tied to the prime rate, as quoted in The Wall Street Journal, or the Bank’s reference rate.

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

Residential Mortgage Loans. The Bank originates single-family-residential mortgage loans. The single-family-residential mortgage loans are comprised of conforming, non‐conforming, and jumbo residential mortgage loans, and are secured by first or subordinate liens on single (one-to-four) family residential properties. The Bank’s products include a fixed-rate residential mortgage loan and an adjustable-rate residential mortgage loan. Mortgage loans are underwritten in accordance with the Bank’s and regulatory guidelines, on the basis of the borrower’s financial capabilities, an independent appraisal of the value of the property, historical loan quality, and other factors deemed relevant by the Bank’s underwriting personnel. The Bank generally retains all mortgage loans it originates in its portfolio. As such, the Bank was not impacted by the rule pertaining to risk retention implementing the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), since the Bank does not securitize any of the loans it originates in its portfolio.

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

Deposits

The Bank offers a variety of deposit products in order to meet its customers’ needs. As of December 31, 2020, the Bank offered passbook accounts, checking accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, and public funds deposits. These products are priced generally to promote growth of deposits in a safe and sound manner.

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

Subsidiaries of Cathay Bank

Cathay Holdings LLC (“CHLLC”) was incorporated in December 2007. The purpose of this subsidiary is to hold other real estate owned in the state of Texas that was transferred from the Bank. As of December 31, 2020, CHLLC owned properties with a carrying value of $752 thousand.

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

Human Capital Resources

Our employees are vital to our success in the banking industry. Our goal is to ensure that we have the right talent, in the right place, at the right time. To achieve this level of value creation, Cathay Bank believes we must strive to find, develop and keep a world-class workforce. We invest in our employees by providing quality training and learning opportunities, promoting inclusion and diversity, and upholding a high standard of ethics and respect for human rights.

As of December 31, 2020, Cathay Bank employed approximately 1,205 regular full-time equivalent employees, of whom 1,161 were located in the United States and 44 were located in China, Hong Kong and Taiwan. Of the total number of employees, 640 are banking officers. None of the employees are represented by a union.

Diversity and Inclusion

Inclusion and diversity are hallmarks of the culture at Cathay Bank. We benefit from having our staff offer a multiplicity of viewpoints, backgrounds and experiences, as do our clients and the commercial and financial industries in which we work.

Our staff comprise a diverse mixture of men and women of different races, ethnic backgrounds, religions, sexual orientations, cultures and primary languages. Our diversity makes us who we are. Our commitment to diversity enables us to draw from a remarkable wealth of talent to recruit and retain the best employees and to provide innovative solutions for our customers' banking needs. In recent years, the Bank has continued to make progress in its culture of inclusion journey, including, among other things, expanding gender diversity on the Bank’s Board, increasing female representation in executive management, and increasing U.S. underrepresented minority representation.

Grow, Engage and Elevate

The Bank believes that its future success is highly dependent upon its continued ability to attract qualified employees. As part of our efforts to attract and motivate employees, we offer competitive rewards, compensation and benefits, including healthcare and 401(k) benefits, parental and family leave, holiday and paid time off, and tuition assistance.

Recruiting the best and brightest is just the beginning. Cathay Bank’s goal is to provide every employee with a robust platform that allows each individual to truly grow, engage and elevate to their full potential. We believe every individual is integral to our success, we strive to provide an engaging environment coupled with training and development opportunities throughout one’s career.

Employee Learning and Development

Committed to the belief that every employee is integral to the Bank’s success, we offer employees numerous opportunities for both personal and professional development. From the Emerging Leadership programs to interoffice transfer opportunities to a database of online training courses, Cathay Bank provides employees with the tools they need to succeed.

Cathay Bank’s skill-building programs are aligned around a common set of objectives and framework focused on compliance, technical, professional and management development. For example, our Emerging Leadership I program for newly promoted supervisors and managers and our Emerging Leadership II – Senior Cohort Program for the senior management, both are designed to help employees to gain a clear and in-depth assessment of the current state of their work and be more effective in their current and future roles. There is an expectation that every employee has a development goal as a part of individual performance objectives.

Employee Health and Pandemic Response

Cathay Bank manages organizational and personal health to gain insight into employees’ experiences, levels of workplace satisfaction, and feelings of engagement with the Bank. We have organized the Cathay Well-Being program since 2014, encouraging employees to participate in healthy habit challenges and Bank wide exercise plans in order to qualify for additional discounts on medical premiums. As of December 31, 2020, we have 72% of our employees participating in the Well-Being program.

Cathay Bank’s top priority during the ongoing COVID-19 pandemic remains protecting the health and safety of our employees and their families, customers and community. The Bank continues to maintain workplace flexibility such as working remotely where possible to reduce the number of people who are in the office each day. We have also introduced the Cathay Bank Pandemic Landing Page on the Bank’s intranet to allow employees easy access all the latest COVID-19 news and resources within and outside of Cathay Bank. Cathay Bank is keeping its bank branches open consistent with local laws and regulations and continuing to provide essential banking services to customers. In the interest of public health, all bank branches are utilizing the minimum number of people to safely execute tasks and following enhanced safety and health protocols—including screenings, social distancing, and use of personal protective equipment.

Executive Officers of the Registrant

The table below sets forth the names, ages, and positions at the Bancorp and the Bank of all executive officers of the Company as of February 15, 2021.

Name	Age	Present Position and Principal Occupation During the Past Five Years

Dunson K. Cheng	76

Executive Chairman of the Boards of Directors of the Bancorp and the Bank since October 2016; Director of the Bancorp since 1990; Director of the Bank since 1982; Chairman of the Boards of Directors of the Bancorp and the Bank from 1994 to September 2016; President of the Bank from 1985 to March 2015; President and Chief Executive Officer of the Bancorp from 1990 to September 2016.

Chang M. Liu	54

President and Chief Executive Officer, and Director of the Bancorp since October 2020; Chief Executive Officer of the Bank since October 2020; Director of the Bank since October 2019; President of the Bank from October 2019 to September 2020; Executive Vice President and Chief Operating Officer of the Bank from February 2019 to September 2019; Executive Vice President and Chief Lending Officer of the Bank from 2016 to 2019; Senior Vice President and Deputy Chief Lending Officer of the Bank from 2015 to 2016; Senior Vice President and Assistant Chief Lending Officer of the Bank from 2014 to 2015; Chief Lending Officer at Banc of California (formerly known as Pacific Trust Bank) from 2011 to 2014

Heng W. Chen	68	Executive Vice President, Chief Financial Officer, and Treasurer of the Bancorp since 2003; Executive Vice President of the Bank since 2003; Chief Financial Officer of the Bank since 2004.

Kim R. Bingham	64	Chief Risk Officer of the Bank since 2014; Executive Vice President of the Bank since 2004; Chief Credit Officer of the Bank from 2004 to 2013.

Mark H. Lee	58

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

Bank Holding Company and Bank Regulation

The Bancorp is a bank holding company within the meaning of the Bank Holding Company Act and is registered as such with the Federal Reserve. The Bancorp is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, the Bancorp and any of its subsidiaries are subject to examination by, and may be required to file reports with, the DFPI. DFPI approvals are also required for bank holding companies to acquire control of banks. As a California commercial bank, the deposits of which are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DFPI and by the FDIC, as the Bank’s primary federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve.

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

●

Compliance with the Community Reinvestment Act (“CRA”). The CRA requires that banks help meet the credit needs in their communities, including the availability of credit to low and moderate income individuals. If the Bank fails to adequately serve its communities, restrictions may be imposed, including denials of applications for branches, for adding subsidiaries or affiliate companies, for engaging in new activities or for the merger with or purchase of other financial institutions. In its last reported examination by the FDIC in June 2019, the Bank received a CRA rating of “Satisfactory.”

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

The Bank operates branches and/or loan production offices in California, New York, Washington, Illinois, Texas, Maryland, Massachusetts, Nevada, and New Jersey. While the DFPI remains the Bank’s primary state regulator, the Bank’s operations in these jurisdictions are subject to examination and supervision by local bank regulators, and transactions with customers in those jurisdictions are subject to local laws, including consumer protection laws. The Bank also operates a branch in Hong Kong and a representative office in Beijing, in Shanghai, and in Taipei. The operations of these foreign offices and branches (and limits on the scope of their activities) are subject to local law and regulatory authorities in addition to regulation and supervision by the DFPI and the Federal Reserve.

The Dodd-Frank Act and the Growth Act

The Dodd-Frank Act financial reform legislation, adopted in July 2010, significantly revised and expanded the rulemaking, supervisory and enforcement authority of the federal bank regulatory agencies by implementing the following changes, among others:

●

capital standards that, among other things, increase capital requirements and eliminate the treatment of trust preferred securities as Tier 1 regulatory capital for bank holding companies with assets of $15.0 billion or more (our assets exceed the $15.0 billion threshold and, as a result, our outstanding junior subordinated notes no longer qualify as Tier 1 capital for regulatory reporting purposes);

●

restrictions on banking entities from engaging in proprietary trading, as well as having investments in, sponsoring, and maintaining relationships with hedge funds and private equity funds (commonly referred to as the “Volcker Rule”);

●

the establishment of the Consumer Financial Protection Bureau (“CFPB”) responsible for consumer protection in the financial services industry and to examine financial institutions with $10.0 billion or more in assets, such as the Company, for compliance with regulations promulgated by the CFPB;

●	additional risk management and other enhanced prudential standards for larger bank holding companies;

●	limitations on interchange fees charged for debit card transactions;

●	the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in coverage to $250 thousand;

●	the permissibility of paying interest on business checking accounts;

●	the removal of barriers to interstate branching;

●	required disclosure and shareholder advisory votes on executive compensation; and

●	the establishment of new minimum mortgage underwriting standards for residential mortgages.

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Growth Act”) was signed into law. Among other relief, the Growth Act:

●	raises the asset threshold for annual company-run stress tests required under the Dodd-Frank Act from $10.0 billion to $100.0 billion;

●

raises the enhanced prudential supervision threshold for bank holding companies from $50.0 billion to $250.0 billion in total consolidated assets and the asset threshold for risk committee requirements for publicly traded bank holding companies from $10.0 billion to $50.0 billion; and

●

implements other changes that may help reduce regulatory burden for the Company and other mid-sized financial institutions, such as (i) prohibiting federal banking regulators from imposing higher capital standards on High Volatility Commercial Real Estate exposures unless they are for acquisition, development or construction; (ii) requiring amendments to the Liquidity Coverage Ratio Rule to treat all qualifying investment-grade, liquid and readily-marketable municipal securities as level 2B liquid assets, making them potentially more attractive alternative investments; (iv) directing the CFPB to provide guidance on certain disclosure requirements for mortgage assumption transactions and construction-to-permanent home loans; and (iv) not require appraisals for certain transactions in rural areas valued at less than $400 thousand.

On October 15, 2019, the FDIC adopted a final rule that revised the FDIC’s requirements for stress testing by FDIC supervised institutions, such as the Bank, to conform with the Growth Act by raising the minimum threshold for applicability from $10.0 billion to $250.0 billion. The final rule became effective on November 25, 2019. Notwithstanding these amendments to the stress testing requirements, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100.0 billion would continue to be reviewed through the regular supervisory process.

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

•         A required 4.50% of risk-weighted assets ratio is established for “common equity Tier 1” as a subset of Tier 1 capital limited to common equity.

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

•         An additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios must be met to avoid limitations in the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

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

Under the capital rules, after taking into account the capital conservation buffer, the Bancorp and the Bank must maintain the following minimum ratios: (i) a Tier 1 leverage ratio of 4.0%, (ii) a common equity Tier 1 risk-based capital ratio of 4.5%, plus the capital conservation buffer, effectively resulting in a minimum common equity Tier 1 risk-based capital ratio of 7.0%, (iii) a Tier 1 risk-based capital ratio of 6.0%, plus the capital conservation buffer, effectively resulting in a minimum common equity Tier 1 risk-based capital ratio of 8.5%, and (iv) a total risk-based capital ratio of 8.0%, plus the capital conservation buffer, effectively resulting in a minimum total risk-based capital ratio of 10.5%. To be considered “well capitalized,” a bank holding company or bank must have the following minimum ratios: (i) a Tier 1 leverage ratio of 5.0%, (ii) a common equity Tier 1 risk-based capital ratio of 6.5%, (iii) a Tier 1 risk-based capital ratio of 8.0%, and (iv) a total risk-based capital ratio of 10.0%.

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

At December 31, 2020, (i) the Bancorp’s and the Bank’s common equity Tier 1 capital ratios were 13.53% and 13.83%, respectively; (ii) their total risk-based capital ratios were, respectively, 15.47% and 14.99%; (iii) their Tier 1 risk-based capital ratios were, respectively, 13.53% and 13.83%; and (iv) their leverage capital ratios were, respectively, 10.94% and 11.19%, all of which ratios exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes.

Bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the requirements of the capital rules. The federal banking agencies may also require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed “well-capitalized. The implementation of the capital rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Bancorp’s net income and return on equity, restrict the ability of the Bank and/or the Bancorp to pay dividends or executive bonuses and require the raising of additional capital.

In December 2017, the Basel Committee published “Basel IV” standards to finalize the Basel III regulatory reforms. According to the Basel Committee, Basel IV is intended to, among other things, reduce variability in risk weighted assets by implementing a standardized approach for operation risk and credit risk to replace model-based approaches for certain categories of risk weighted assets, and by reducing the scope of model-based parameters and implementing exposure-level parameter floors where model-based approaches remain available. Under the Basel framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

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

As of December 31, 2020, the Bancorp and the Bank met all requirements to be considered well-capitalized under the capital rules.

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” In the fall of 2019, the federal banking regulatory agencies adopted revised rules to simplify and tailor the Volcker Rules. The revised rules became effective on January 1, 2020, with a compliance date of January 1, 2021. The revised rules continue to restrict banking entities subject to the Volcker Rule, including the Bancorp and the Bank and its subsidiaries, from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds,” subject to certain exceptions. The revised rules provide regulatory relief by tailoring application of the Volcker Rule based on the level of trading assets and liabilities, simplifying certain standards and requirements, and reducing compliance burden. In June 2020, the federal bank regulatory agencies finalized amendments to the Volcker Rule covered funds regulations, effective October 1, 2020. The amendments modified the provisions for certain existing covered fund exclusions, including loan securitizations and public welfare and small business funds, and added certain additional covered fund exclusions, including credit funds and venture capital funds. The Federal Reserve granted an extension until July 21, 2022 of the conformance period for the Bancorp to divest ownership in certain legacy investment funds that are prohibited under the rule.

Except for divesting some investments aggregating less than $1.0 million as of December 31, 2020, we believe that the Volcker Rule will not require any material changes in our operations or business or security holdings.

CFPB Actions

The Dodd-Frank Act provided for the creation of the CFPB as an independent entity within the Federal Reserve with broad rulemaking, supervisory, and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks with $10.0 billion or more in assets, which are also subject to examination by the CFPB. As the Bank has more than $10.0 billion in assets, it is examined for compliance with CFPB regulation by the CFPB in addition to examinations of the Bank by the FDIC and the DFPI.

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

Risk Committee Framework

Pursuant to Federal Reserve Board regulations promulgated under authority of the Dodd-Frank Act, as originally adopted, as a publicly traded bank holding company with $10.0 billion in assets, we were required and have established and maintained a risk committee responsible for enterprise-wide risk management practices, comprised of an independent chairman and at least one risk management expert. We expect to maintain our risk committee, although we are no longer required to have a risk committee under the Growth Act unless and until we reach $50.0 billion in assets. The risk committee approves and periodically reviews the risk-management policies of the bank holding company’s global operations and oversees the operations of its risk-management framework. The bank holding company’s risk-management framework must be commensurate with its structure, risk profile, complexity, activities and size. At a minimum, the framework must include policies and procedures establishing risk-management governance and providing for adequate risk-control infrastructure for the bank holding company’s operations. In addition, the framework must include processes and systems to monitor compliance with the foregoing policies and procedures, including processes and systems designed to identify and report risk-management risks and deficiencies; ensure effective implementation of actions to address emerging risks and risk-management deficiencies; designate managerial and staff responsibility for risk management; ensure the independence of the risk-management function; and integrate risk-management and associated controls with management goals and the management compensation structure.

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

The federal and California regulatory structure subjects the Bancorp and the Bank to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, although not publicly available, can affect the conduct and growth of our businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. If, as a result of an examination, the DFPI or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFPI and the FDIC have residual authority to:

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

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits of $250 thousand for each depositor pursuant to the Dodd-Frank Act. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. As an institution with $10.0 billion or more in assets, the FDIC uses a performance score and a loss-severity score to calculate an initial assessment rate for the Bank. In calculating these scores, the FDIC uses the Bank’s capital level and regulatory supervisory ratings and certain financial measures to assess the Bank’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.

All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO"), an agency of the federal government established to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017 through 2019.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits. The FDIC adopted a plan under which it met the statutory minimum DRR of 1.35% (formerly 1.15%) before September 30, 2020, the deadline imposed by the Dodd-Frank Act. According to the FDIC, the DRR reached 1.36% of total deposits as of September 30, 2018.

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

The power of the board of directors of the Bank to declare cash dividends to the Bancorp is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to stockholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFPI, in an amount not exceeding the greatest of (i) retained earnings of the Bank; (ii) the net income of the Bank for its last fiscal year; or (iii) the net income of the Bank for its current fiscal year. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors.

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

In addition, privacy and data protection are areas of increasing state legislative focus, and several states have recently enacted consumer privacy laws that impose compliance obligations with respect to personal information. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including for information that is collected, processed, sold or disclosed pursuant to the GLB Act. In November 2020, California voters approved the California Privacy Rights Act (“CPRA”), a ballot measure that amends and supplements the CCPA by creating the California Privacy Protection Agency, a watchdog privacy agency to be appointed shortly after the CPRA’s enactment. The CPRA also modifies the CCPA by expanding both the scope of businesses covered by the law and certain rights relating to personal information and its use, collection, and disclosure by covered businesses.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the board of directors of the individual FHLB. Each member of the FHLB of San Francisco is required to own stock in an amount equal to the greater of (i) a membership stock requirement with an initial cap of $15.0 million (100% of “membership asset value” as defined), or (ii) an activity based stock requirement (based on a percentage of outstanding advances). There can be no assurance that the FHLB will pay dividends at the same rate it has paid in the past, or that it will pay any dividends in the future.

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

Securities and Corporate Governance

The Bancorp is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Global Select Market, the Company is subject to NASDAQ listing standards for listed companies. The Bancorp is also subject to the Sarbanes-Oxley Act of 2002, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other matters, required executive certification of financial presentations, corporate governance requirements for board audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow stockholders and investors to more easily and efficiently monitor the performance of companies and their directors. Under the Sarbanes-Oxley Act, management and the Bancorp’s independent registered public accounting firm are required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2020. These assessments are included in Part II — Item 9A — “Controls and Procedures.”

Federal Banking Agency Compensation Guidelines

Guidelines adopted by the federal banking agencies pursuant to the FDI Act prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. Federal banking agencies have also issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.

In addition, the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting certain incentive-based payment arrangements. These regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. In April 2016, the agencies published a notice of proposed rulemaking further revising the incentive-based compensation standards originally proposed in 2011. Similar to the 2011 proposed rule, the 2016 proposed rule would prohibit financial institutions with at least $1.0 billion in consolidated assets from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk by providing any executive officer, employee, director or principal shareholder who is a covered person with excessive compensation, fees or benefits or that could lead to material financial loss to the covered institution. It cannot be predicted whether, or in what form, any such proposed compensation rules may be enacted.

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

o

FDIC Insurance Premiums. The Tax Reform Act prohibits taxpayers with consolidated assets over $50.0 billion from deducting any FDIC insurance premiums and prohibits taxpayers with consolidated assets between $10.0 and $50.0 billion from deducting the portion of their FDIC premiums equal to the ratio, expressed as a percentage, that (i) the taxpayer’s total consolidated assets over $10.0 billion, as of the close of the taxable year, bears to (ii) $40.0 billion.

o

Employee Compensation. A “publicly held company” is not permitted to deduct compensation in excess of $1.0 million per year paid to certain employees. The Tax Reform Act eliminates certain exceptions to the $1.0 million limit applicable under prior law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals. As a result, our ability to deduct certain compensation paid to our most highly compensated employees is limited.

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

o

Limitations on Deductions. The Tax Reform Act limits deductions for state and local taxes, including property taxes, to $10 thousand per household, and limits mortgage interest deduction to mortgages of $750 thousand or less. Such limitations may reduce housing demand and prices, particularly in California and other high-tax, high-cost metro areas, which may reduce the demand for our residential mortgage loans and adversely affect our business and financial condition.

CARES Act and the Consolidated Appropriations Act, 2021

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and the Consolidated Appropriations Act, 2021 (the “CAA”) was signed into law on March 27, 2020 and December 27, 2020, respectively. Among other things, the CARES Act and the CAA include the following provisions impacting financial institutions like the Company:

•

As permitted by the CARES Act, and as extended by the CAA, we have chosen to continue to defer the adoption of the Current Expected Credit Losses ("CECL") methodology for estimated credit losses until the earlier of (i) the beginning of our fiscal year that begins after the date the COVID-19 national emergency comes to an end or (ii) January 1, 2022.

•

As permitted by the CARES Act, and as extended by the CAA, we have elected to suspend requirements under accounting principles generally accepted in the United States of America (“GAAP”) for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a troubled debt restructuring (“TDR”), including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or January 1, 2022.

•

The Bank participates as a lender under the SBA’s Paycheck Protection Program (the “PPP”) authorized by the CARES Act and extended by the CAA. The PPP provides for SBA-guaranteed business loans that may be eligible for loan forgiveness if borrowers, among other requirements, maintain their staff and payroll and if loans amounts are used to cover payroll, mortgage interest, rents and utilities payments.

•

A borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due to the COVID-19 pandemic may request forbearance from paying the borrower’s mortgage for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. The CARES Act and many states, including California, also have moratoriums on certain foreclosure actions.

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

Item 1A. Risk Factors.

Ownership of our common stock involves certain risks. The risks and uncertainties described below are not the only ones we face. Understanding these risks is important to understanding any statement in this Annual Report. You should carefully read and consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Annual Report. Further, to the extent that any of the information in this report, or in other reports we file with the SEC, constitutes forward-looking statements, the risk factors below are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See "Forward-Looking Statements" and "Risk Factors Summary." The risks described below are not the only ones facing our business. Additional risks that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This Annual Report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.

Market and Economic Risks

The COVID-19 pandemic has caused a significant global economic downturn, which has, and is expected to continue to, adversely affect our business and results of operations.

Global health and economic concerns relating to the COVID-19 pandemic and government actions taken to reduce the spread of the virus have had a material adverse impact on the macroeconomic environment, and the pandemic has significantly increased economic uncertainty. The pandemic has resulted in federal, state and local authorities, including those who govern the markets in which we operate, implementing numerous measures to try to contain the virus. Such measures have included travel bans and restrictions, curfews, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act and the Consolidated Appropriations Act of 2021, and vaccination programs have commenced. There can be no assurance, however, that such steps will be effective or achieve their desired results in the near future.

The pandemic has adversely impacted and is likely to continue to adversely impact our workforce and operations and the operations of our customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our customers or business partners, including but not limited to the following:

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

●

Based on a review of the appropriateness of the allowance for loan losses at December 31, 2020, we recorded a provision for credit losses of $57.5 million in the year ended December 31, 2020, primarily a result of the economic deterioration of the global economy resulting from the COVID-19 pandemic. While we took steps to incorporate the impact of the COVID-19 pandemic on the economic forecast and other factors utilized to determine our allowance for loan losses, if the economic forecast or other factors worsen relative to the assumptions we utilized, our allowance for loan losses will increase accordingly in future periods.

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

Although we have established a pandemic response plan and procedures, our workforce has been, is, and may continue to be impacted by COVID-19. We are taking precautions to protect the safety and well-being of our employees and customers, but no assurance can be given that our actions will be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees’ ability to provide customer support and service. The spread could also negatively impact availability of key personnel and employee productivity, as well as the business and operations of third-party service providers who perform critical services for us, which could adversely impact our ability to deliver products and services to our customers.

These and other factors may exist for an extended period of time and may continue to adversely affect our business, financial condition and operations even after the COVID-19 pandemic has subsided. The extent to which the pandemic impacts our business, financial condition and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the pandemic’s duration and severity, the actions to contain it or treat its impact (including the speed and effectiveness of vaccination programs), and how quickly and to what extent normal economic and operating conditions can resume. Even after the pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. Additionally, future outbreaks of COVID-19, or other viruses, may occur.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. Therefore, the risk factors discussed in this Annual Report on Form 10-K could be heightened, changed or be added to in the future.

Unfavorable or uncertain economic and market conditions can adversely affect our industry and business.

Our financial performance generally, as well as the ability of borrowers to make loan payments, the value of the collateral securing those loans, and the demand for loans and our other products and services, are highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. Unfavorable or uncertain economic and market conditions, including conditions triggered by the COVID-19 pandemic, could lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for our products and services. The uncertainties triggered by the COVID-19 pandemic has slowed economic growth and business spending, increased financial market volatility, and opinions vary on when the U.S. economy will recover from the COVID-19 pandemic and the rate of economic growth following recovery. Uncertainties also have arisen as a result of increased tariffs and other changes to U.S. trade policies and reactions to such changes by China and other U.S. trading partners as further discussed below. In addition, economic growth in international markets also appears to be slowing, particularly in China and Europe, which also may impact the economy and financial markets here in the United States. While we have no banking operations in Europe, the impact of Great Britain’s exit from the Europe Union on British and European businesses, financial markets, and related businesses in the United States could also adversely affect financial markets generally. Our business also could be adversely affected directly by the default of another institution or if the financial services industry experiences significant market-wide liquidity and credit problems.

Factors related to inflation, recession, unemployment, volatile interest rates, changes in tariffs and trade policies, international conflicts, real estate values, energy prices, state and local municipal budget deficits, consumer confidence level, government spending and any government shutdowns, the U.S. national debt, natural disasters, geopolitical events, public health crises (such as the COVID-19 pandemic) and other factors outside of our control also may assert economic pressures on consumers and businesses and adversely affect our business, financial condition, results of operations and stock price.

We may face the following risks, among others, in connection with these events:

●

Unfavorable market conditions triggered by any of these events (including, but not limited to, the COVID-19 pandemic) result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio.

●

Economic pressure on consumers and uncertainty regarding continuing economic improvement resulting from any of these events (including, but not limited to, the COVID-19 pandemic) may result in changes in consumer and business spending, borrowing and saving habits. Such conditions could have a material adverse effect on the credit quality of our loans or our business, financial condition or results of operations.

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

Our banking operations are concentrated primarily in California, and secondarily in New York, Washington, Illinois, Texas, Maryland, Massachusetts, Nevada, New Jersey, and Hong Kong. The economic conditions in these local markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole. Adverse economic conditions in these regions in particular could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, decrease demand for our loans and other services and erode the value of loan collateral. These conditions include the effects of the general decline in real estate sales and prices in many markets across the United States; declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters, pandemics and health crises (such as the COVID-19 pandemic), and geopolitical events; state or local government insolvency or budget disputes; changes in taxes, tariffs, trade policies and other government regulations and polices; or a combination of these or other factors. These conditions could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us, if at all, and could also cause a decline in demand for our products and services, or a lack of growth or a decrease in deposits, any of which may cause us to incur losses, adversely affect our capital, and hurt our business.

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

A substantial number of our customers have economic and cultural ties to Asia and, as a result, we are likely to feel the effects of adverse economic and political conditions in Asia, including the effects of rising inflation or slowing growth and volatility in the real estate and stock markets in China and other regions. Additionally, we maintain a branch in Hong Kong. U.S. and global economic and trade policies, military tensions, and unfavorable global economic conditions may adversely impact the Asian economies. In addition, pandemics and other public health crises, including the occurrence of a contagious disease or illness or concerns over the possibility of such crises could create economic, market and financial disruptions in the region. For example, the ongoing coronavirus outbreak emanating from China at the beginning of 2020 has resulted in massive city-wide quarantines in China, extended shutdown of businesses in the region and increased travel restrictions.

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

Credit, Interest Rate and Liquidity Risks

We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.

At December 31, 2020, our allowance for loan losses totaled $166.5 million and we had net charge-offs of $14.2 million for 2020. Although economic conditions in the real estate market in portions of Los Angeles, San Diego, Riverside, and San Bernardino counties and the Central Valley of California where many of our commercial real estate and construction loan customers are based, have continue to improve, the economic recovery in these areas of California is uneven and in some areas rather slow, with relatively high and persistent unemployment, and economic growth appears to have slowed. Moreover, rising interest rates may adversely affect real estate sales and the refinancing of existing real estate loans. As of December 31, 2020, we had approximately $8.2 billion in commercial real estate and construction loans. Any deterioration in the real estate market generally and in the commercial real estate and residential building segments in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income, and capital. In addition, a recent change in accounting standards will result in a significant change in how we recognize credit losses as further disclosed in the risk factor below entitled, “Our financial results could be adversely affected by changes in accounting standards or tax laws and regulations.”

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

Operational Risks

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

COVID-19 could have negative effects on our hospitality and CRE loans, including loans to hotels/motels, restaurants and the retail industry, which are dependent for repayment on the successful operation and management of the CRE, the strength of the CRE industry broadly and other factors outside of the borrower’s control.

In response to COVID-19, many state and local governments have ordered certain restrictions on non-essential businesses and residents. Certain industries have been particularly hard hit, including the retail industry, the restaurant industry and the travel and hospitality industry. At December 31, 2020, we had outstanding loans to retail businesses/properties of $1.7 billion, or 11% of total loans, hotels & resorts of $298.9 million, or 2% of total loans, and restaurants of $160.3 million, or 1% of total loans. Our CRE loans are dependent on the profitable operation and management of the property securing the loan and its cash flows. The continued spread of COVID-19 could result in further reduction of demand for hotel rooms and related lodging and entertainment services in general, reduction in business and personal travel, reduction in discretionary spending by our borrowers’ customers, increases in employee health related costs for our customers, operational cost increases due to potential labor, food, energy, water, transportation shortages, government forced closures and travel restrictions, or other unanticipated costs related to such force majeure events like COVID-19. These conditions could have a significant adverse impact, which could be material to our borrowers, by reducing the revenue and cash flows of our borrowers, impacting the borrowers’ ability to repay the loan, increasing the risk of default by our borrowers and/or reducing the foreclosure value of CRE that serves as collateral for certain of our loans. These conditions can also lead to a decline in property sales prices and related assets and properties planned for development. Loans may also be secured by depreciating assets where any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.

Any of the foregoing could negatively impact our borrowers, and their financial results, which, in turn, could adversely affect our financial condition and results of operations.

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

As we expand our business outside of California markets, including through acquisitions, we will encounter risks that could adversely affect our business and earnings.

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

Competition for qualified employees and personnel in the banking industry is intense and we believe there are a limited number of qualified persons with knowledge of, and experience in, the communities that we serve. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, customer service, administrative, marketing, and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives and certain other employees, including, but not limited to, our Executive Chairman of the Board, Dunson K. Cheng, our Chief Executive Officer, Chang M. Liu, and our Chief Financial Officer, Heng W. Chen.

Our compensation practices are subject to review and oversight by the FDIC, the DFPI, the Federal Reserve and other regulators. We may be subject to limitations on compensation practices, which may or may not affect our competitors, by the FDIC, the DFPI, the Federal Reserve or other regulators. These limitations could further affect our ability to attract and retain our executive officers and other key personnel. In April 2011 and April 2016, the Federal Reserve, other federal banking agencies and the SEC jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more of assets, such as the Bancorp and the Bank. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to successfully compete with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees. If this were to occur, our business, financial condition and results of operations could be adversely affected, perhaps materially.

Natural disasters, geopolitical events, public health crises and other catastrophic events beyond our control could adversely affect us.

Natural disasters such as earthquakes, landslides, wildfires, extreme weather conditions, hurricanes, floods, and other acts of nature, geopolitical events such as those involving civil unrest, changes in government regimes, terrorism or military conflict, climate change related events and pandemics and other public health crises, such as the COVID-19 pandemic, and other catastrophic events could, among other things, (i) adversely affect our business operations and those of our customers, counterparties and service providers; (ii) cause substantial damage and loss to real and personal property; (iii) impair our borrowers’ ability to service their loans; (iv) decrease the level and duration of deposits by customers; (v) erode the value of loan collateral; (vi) result in an increase in the amount of our non-performing loans and a higher level of non-performing assets (including real estate owned), net charge-offs, and provision for loan losses; or (vii) lead to other operational difficulties and impair our ability to manage our business. We also could be adversely affected if our key personnel or a significant number of our employees were to become unavailable due to a public health crisis (such as another outbreak of a contagious disease), natural disaster, war, act of terrorism, accident, or other reason. Natural disasters, geopolitical events, public health crises and other catastrophic events could also negatively affect our customers, counterparties and service providers, as well as result in disruptions in general economic activity and the financial and real estate markets.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes, and the like. The impact on our loan and other customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities and the impact of rising sea levels and other effects of climate change. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Information, Information Technology and Privacy Risks

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

Regulatory, Compliance and Legal Risks

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, could limit or restrict our activities, hamper our ability to increase our assets and earnings, and materially and adversely affect our profitability.

We operate in a highly regulated industry and are or may become subject to regulation by federal, state, and local governmental authorities and various laws, regulations, regulatory guidelines, and judicial and administrative decisions imposing requirements or restrictions on part or all of our operations, capitalization, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We also must comply with numerous federal anti-money laundering, tax withholding and reporting, and consumer protection statutes and regulations. A considerable amount of management time and resources has been devoted to the oversight of, and the development and implementation of controls and procedures relating to, compliance with these laws and regulations, and we expect that significant time and resources will be devoted to compliance in the future. These laws and regulations mandate certain disclosure and reporting requirements and regulate the manner in which we must deal with our customers when taking deposits, making loans, collecting loans, and providing other services. We also are, or may become subject to, examination, supervision, and additional comprehensive regulation by various federal, state, and local authorities with regard to compliance with these laws and regulations. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock.

Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. Perennially, various laws, rules and regulations are proposed, which, if adopted, could impact our operations, increase our capital requirements or substantially restrict our growth and adversely affect our ability to operate profitably by making compliance much more difficult or expensive, restricting our ability to originate or sell loans, or further restricting the amount of interest or other charges or fees earned on loans or other products. The Dodd-Frank Act, for example, instituted major changes to the banking and financial institutions regulatory regimes, such as changes to Regulation Z promulgated by the CFPB that may make it more difficult for us to underwrite consumer mortgages and to compete with large national mortgage service providers. Further regulation could increase the assessment rate we are required to pay to the FDIC, adversely affecting our earnings. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. It is very difficult to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. See Part I — Item 1 — “Business — Regulation and Supervision.”

We are subject to stringent capital requirements, including those required by Basel III.

The U.S. federal bank regulators have jointly adopted capital requirements on banks and bank holding companies as required by the Dodd-Frank Act, which incorporate the elements of Basel Committee’s Basel III accords and have the effect of raising our capital requirements and imposing new capital requirements beyond those previously required.  Increased regulatory capital requirements (and the associated compliance costs) whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may require us to raise additional capital, or impact our ability to pay dividends or pay compensation to our executives, which could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock.  If we do not meet minimum capital requirements, we will be subject to prompt corrective action by federal bank regulatory agencies. Prompt corrective action can include progressively more restrictive constraints on operations, management and capital distributions. For additional discussion regarding our capital requirements, please see “Item 1. Business – Regulation and Supervision – Capital Adequacy Requirements” above.

We may become subject to supervisory action by bank supervisory authorities that could have a material adverse effect on our business, financial condition, and the value of our common stock.

Under federal and state laws and regulations pertaining to the safety and soundness of financial institutions, the Federal Reserve Bank of San Francisco (the “FRB SF”) has authority over the Bancorp and separately the DFPI and FDIC have authority over the Bank to compel or restrict certain actions if the Bancorp or the Bank should violate any laws or regulations, if its capital should fall below adequate capital standards as a result of operating losses, or if these regulators otherwise determine that the Bancorp or the Bank have engaged in unsafe or unsound practices, including failure to exercise proper risk oversight over the many areas of the Bancorp’s and the Bank’s operations. These regulators, as well as the CFPB, also have authority over the Bancorp’s and the Bank’s compliance with various statutes and consumer protection and other regulations. Among other matters, the corrective actions that may be required of the Bancorp or the Bank following the occurrence of any of the foregoing may include, but are not limited to, requiring the Bancorp and/or the Bank to enter into informal or formal enforcement orders, including board resolutions, memoranda of understanding, written agreements, supervisory letters, commitment letters, and consent or cease and desist orders to take corrective action and refrain from unsafe and unsound practices; removing officers and directors; restricting expansion activities; assessing civil monetary penalties; and taking possession of, closing and liquidating the Bank. If we are unable to meet the requirements of any corrective actions, we could become subject to supervisory action. The terms of any such supervisory action could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock.

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

Changes in accounting standards or tax laws and regulations could adversely affect our financial results.

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

For example, the FASB recently issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations. This accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” replaces the incurred loss impairment methodology under GAAP with a methodology that reflects lifetime expected credit losses (“CECL”) and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

As permitted by the CARES Act, and as extended by the CAA, we have chosen to continue to defer the adoption of the CECL model until the earlier of (i) the beginning of our fiscal year that begins after the date the COVID-19 national emergency comes to an end or (ii) January 1, 2022. We are continuing to evaluate the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. Under the final interagency rule released on December, 21, 2018, banking organizations that experience a reduction in retained earnings due to the adoption of CECL at the beginning of the fiscal year in which it is adopted may elect to phase in the regulatory capital impact of adopting CECL over a three-year transition period.

In addition, changes to tax law could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. For example, the recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

Item 1B.          Unresolved Staff Comments.

The Company has not received written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued not less than 180 days before the end of its 2020 fiscal year and that remain unresolved.

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

The other branch and representative offices and other properties are leased by the Bank under leases with expiration dates ranging from June 2021 to May 2029, exclusive of renewal options. As of December 31, 2020, the Bank’s investment in premises and equipment totaled $103.0 million, net of accumulated depreciation. See Note 6 and Note 13 to the Consolidated Financial Statements.

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

Item 4.         Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Bancorp’s common stock is listed on the NASDAQ Global Select Market under the symbol “CATY.” As of February 15, 2021, Bancorp had outstanding approximately 79,510,444 shares of common stock with approximately 1,737 holders of record. For information on Bancorp’s dividend policy and the statutory and regulatory limitations on the ability of Bancorp to pay dividends to its shareholders and on the Bank to pay dividends to Bancorp, see “Item 1. Business-Regulation and Supervision — Dividends” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources – Dividend Policy.”.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 in this report.

Performance Graph

The graph and accompanying information furnished below shows the cumulative total shareholder return over the past five years assuming the investment of $100 on December 31, 2015 (and the reinvestment of dividends thereafter) in each of our common stock, the SNL Western Bank Index and the S&P 500 Index. The SNL Western Bank Index is a market-weighted index comprised of publicly traded banks and bank holding companies (including the Company) most of which are based in California and the remainder of which are based in eight other western states, including Oregon, Washington, and Nevada. We will furnish, without charge, on the written request of any person who is a stockholder of record as of the record date for the 2021 annual meeting of stockholders, a list of the companies included in the SNL Western Bank Index. Requests for this information should be addressed to May Chan, Secretary, Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012.

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

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Cathay General Bancorp	100.00	124.37	141.03	114.98	135.08	119.36
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
SNL Western Bank Index	100.00	110.86	123.61	97.86	119.35	88.08

Unregistered Sales of Equity Securities

There were no sales of any equity securities by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

On May 7, 2019, the Board of Directors approved a stock repurchase program to buy back up to $50.0 million of Bancorp’s common stock. In 2019, the Company repurchased 741,934 shares for approximately $26.4 million at an average cost of $35.59 per share under the May 2019 repurchase program. In December 2020, the Company completed the May 2019 stock repurchase program with the repurchase of 1,541,912 shares in total for approximately $50.0 million at an average cost of $32.43 per share of Bancorp’s common stock.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(October 1, 2020 - October 31, 2020)	30,000	$23.50	30,000	$10,008,812
(November 1, 2020 - November 30, 2020)	270,000	$26.07	270,000	$2,970,719
(December 1, 2020 - December 31, 2020)	99,978	$29.71	99,978	$0
Total	399,978	$26.79	399,978	$0

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

Selected Consolidated Financial Data

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except share and per share data)
Income Statement
Interest income	$700,574	$769,267	$687,955	$576,151	$499,070
Interest expense	148,464	194,361	122,056	80,442	81,200
Net interest income before reversal for credit losses	552,110	574,906	565,899	495,709	417,870
Provision/(reversal) for credit losses	57,500	(7,000)	(4,500)	(2,500)	(15,650)
Net interest income after provision/(reversal) for credit losses	494,610	581,906	570,399	498,209	433,520

Net (losses)/gains from equity securities, net	(1,148)	5,736	(2,787)	—	—
Securities gains	1,695	211	22	1,006	4,898
Other non-interest income	42,273	38,804	34,472	35,291	28,472
Non-interest expense	283,465	277,288	264,419	236,199	224,690

Income before income tax expense	253,965	349,369	337,687	298,307	242,200
Income tax expense	25,105	70,234	65,802	122,265	67,101
Net income attributable to common stockholders	$228,860	$279,135	$271,885	$176,042	$175,099
Net income attributable to common stockholders per common share
Basic	$2.88	$3.49	$3.35	$2.19	$2.21
Diluted	$2.87	$3.48	$3.33	$2.17	$2.19
Cash dividends paid per common share	$1.24	$1.24	$1.03	$0.87	$0.75
Weighted-average common shares
Basic	79,584,560	79,999,703	81,131,269	80,262,782	79,153,762
Diluted	79,777,847	80,247,893	81,607,346	81,004,550	79,929,262

Statement of Condition
Investment securities	$1,036,550	$1,451,842	$1,242,509	$1,333,626	$1,314,345
Net loans (1)	15,475,364	14,951,631	13,871,832	12,743,766	11,077,315
Total assets	19,043,134	18,094,144	16,784,737	15,640,186	14,520,769
Deposits	16,109,401	14,692,308	13,702,340	12,689,893	11,674,726
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	100,000	350,000
Advances from the Federal Home Loan
Bank	150,000	670,000	530,000	430,000	350,000
Long-term debt	119,136	119,136	189,448	194,136	119,136
Total equity	2,418,144	2,294,283	2,121,866	1,973,304	1,828,539

Common Stock Data
Shares of common stock outstanding	79,508,265	79,729,419	80,501,948	80,893,379	79,610,277
Book value per common share	$30.41	$28.78	$26.36	$24.26	$22.80

Profitability Ratios
Return on average assets	1.22%	1.61%	1.70%	1.19%	1.31%
Return on average stockholders' equity	9.70	12.63	13.18	9.10	9.88
Dividend payout ratio	43.12	35.51	30.69	39.70	33.85
Average equity to average assets ratio	12.59	12.75	12.89	13.14	13.29
Efficiency ratio	47.65	44.75	44.25	44.40	49.79

(1)	Net loans represent gross loans net of loans held for sale, loan participations sold, allowance for loan losses, and unamortized deferred loan fees.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion is intended to provide information to facilitate the understanding and assessment of the consolidated financial condition and results of operations of the Bancorp and its subsidiaries. It should be read in conjunction with this Annual Report and the audited Consolidated Financial Statements and Notes appearing elsewhere in this Annual Report. The following discussion and analysis of our financial condition and results of operations contains forward-looking statements. These statements are based on current expectations and assumptions, which are subject to risks and uncertainties. See “Forward-Looking Statements” and "Risk Factors Summary." Actual results could differ materially because of various factors, including but not limited to those discussed in “Risk Factors,” under Part I, Item 1A of this Annual Report.

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

Financial position and results of operations

Our financial position and results of operations as of and for the year ended December 31, 2020 have been significantly impacted by the COVID-19 pandemic. The economic environment and uncertainty related to the pandemic, higher specific reserves for impaired loans and net charge-offs of $14.2 million during the year contributed to a $57.5 million provision for credit losses recognized during the year ended December 31, 2020. While we have not yet experienced significant write-offs related to the COVID-19 pandemic as of December 31, 2020, the continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to affect our estimate of our allowance for credit losses and resulting provision for credit losses. To the extent the impact of the pandemic is prolonged and economic conditions worsen or persist longer than forecast, such estimates may be insufficient and change significantly in the future. Our interest income may also be negatively impacted in future periods as we continue to work with our affected borrowers to defer payments, interest, and fees. Additionally, net interest margin may be reduced generally as a result of the low rate environment. These uncertainties and the economic environment will continue to affect earnings, slow growth, and may result in deterioration of asset quality in our loan and investment portfolios.

The below table details our exposure to borrowers in industries generally considered to be the most impacted by the COVID-19 pandemic:

December 31, 2020
Industry (1)	Loan Balance	Percent of Total Loan Portfolio
	($ in millions)
Restaurants	$160.3	1%
Hotels/motels	298.9	2
Retail businesses/properties	1,718.8	11
	$2,178.0	14%

(1)

Balances capture credit exposures in the business segments that manage the significant majority of industry relationships. Balances consist of commercial real estate secured loans where the collateral consist of restaurants, hotels/motels or have a retail dependency.

While we have not experienced disproportionate impacts among our business segments as of December 31, 2020, borrowers in the industries detailed in the table above (and potentially other industries) could have greater sensitivity to the economic downturn resulting from COVID-19 with potentially longer recovery periods than other business lines.

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

The CARES Act, as extended by the Consolidated Appropriations Act, 2001, (“CAA”), permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and provides interpretive guidance as to the conditions that would constitute a short-term modification that would not meet the definition of a TDR. These conditions include the following (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2021 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Company is applying this guidance to qualifying loan modifications and anticipates that it will continue to experience an increase in short-term modifications.

As of December 31, 2020, COVID-19 modifications outstanding include 78, or $40.7 million, in residential mortgage loans, with a weighted average loan to value of 53.9% that represented 1.0% of the total residential mortgage portfolio and 12, or $56.7 million, in commercial loan balances that represented 2.0% of total commercial loans.

The following table shows COVID-19 CRE loan and lease modifications outstanding by property type as of December 31, 2020.

Property Type	# of Loan Deferrals Approved	Balance as of December 31, 2020	Total Category Balance	Weighted Avg LTV
	($ in millions)
Hotel/Motel	1	$23.9	$298.9	52.2%
Retail	2	5.4	1,718.8	45.7%
Residential	9	26.2	2,211.2	48.3%
Warehouse	—	—	911.8	—
Office	7	15.5	1,346.4	54.3%
Theater	—	—	24.9	—
Special Use	4	10.0	372.8	34.7%
Industrial	—	—	412.7	—
Restaurant	—	—	160.3	—
Land	—	—	97.2	—
Total CRE	23	$81.0	$7,555.0	50.6%

Paycheck Protection Program (PPP)

As part of the CARES Act, the Small Business Administration (SBA) has been authorized to guarantee loans under the PPP through December 31, 2020 for small businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. One of the notable features of the PPP is that borrowers are eligible for loan forgiveness if borrowers, among other conditions, maintain their staff and payroll and if loan amounts are used to cover payroll, mortgage interest, rents and utilities payments. PPP loans have a two to five year term and earn interest at a rate of 1%. We began accepting applications on April 3, 2020. As of December 31, 2020, we had processed 1,362 PPP loans with a current balance of $240.9 million and forgiven $23.3 million. We have begun accepting and processing PPP applications under the CAA. As of February 15, 2021, we have accepted $191.1 million in applications and funded $96.8 million of PPP loans under the CAA. PPP loans are guaranteed by the SBA and therefore we believe PPP loans generally do not represent a material credit risk.

Capital and liquidity

While we believe we have sufficient capital and do not anticipate any need for additional liquidity as of December 31, 2020, in response to the uncertainty regarding the severity and duration of the COVID-19 pandemic, we are prepared to take additional actions, as needed, to maintain strong capital levels and ensure the strength of our liquidity position. Such actions may include pledging additional collateral to increase our borrowing capacity with the FRB, if necessary. Our Board of Directors also will continue to evaluate the impacts of the COVID-19 pandemic and the appropriateness of declaring future dividends and the rate of any future dividends as well as any stock repurchases, in light of our capital and liquidity needs.

Asset impairment

At this time, as of December 31, 2020, we do not believe there exists any impairment to our goodwill and intangible assets, long-lived assets, right of use assets, or available-for-sale investment securities due to the COVID-19 pandemic. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future impairment charges related to any of the aforementioned assets. Continued and sustained declines in Bancorp’s stock price and/or other credit related impacts could give rise to triggering events in the future that could result in a write-down in the value of our goodwill, which could have a material adverse impact on our results of operations.

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

Results of Operations

Overview

For the year ended December 31, 2020, we reported net income of $228.9 million, or $2.87 per diluted share, compared to net income of $279.1 million, or $3.48 per diluted share, in 2019, and net income of $271.9 million, or $3.33 per diluted share, in 2018. The $50.2 million decrease in net income from 2019 to 2020 was primarily the result of decreases in net interest income and increases in provision for credit losses, partially offset by decreases in income taxes. The return on average assets in 2020 was 1.22%, compared to 1.61% in 2019, and to 1.70% in 2018. The return on average stockholders’ equity was 9.70% in 2020, compared to 12.63% in 2019, and to 13.18% in 2018.

Highlights

●	Total loans increased for the year by $568.9 million, or 3.8%, to $15.6 billion from $15.1 billion in 2019.

●	Total deposits increased for the year by $1.4 billion, or 9.5%, to $16.1 billion from $14.7 billion in 2019.

Net income available to common stockholders and key financial performance ratios are presented below for the three years indicated:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share data)
Net income	$228,860	$279,135	$271,885
Basic earnings per common share	$2.88	$3.49	$3.35
Diluted earnings per common share	$2.87	$3.48	$3.33
Return on average assets	1.22%	1.61%	1.70%
Return on average stockholders' equity	9.70%	12.63%	13.18%
Total average assets	$18,736,854	$17,337,267	$16,004,319
Total average equity	$2,359,735	$2,209,642	$2,063,400
Efficiency ratio	47.65%	44.75%	44.25%
Effective income tax rate	9.89%	20.10%	19.49%

Net Interest Income

Comparison of 2020 with 2019

Net interest income decreased $22.8 million, or 4.0%, from $574.9 million in 2019 to $552.1 million in 2020. The decrease in net interest income was due primarily to the decrease in loan interest income, offset by decreases in interest expense from time deposits.

Average loans for 2020 were $15.5 billion, a $1.0 billion, or 6.9% increase from $14.5 billion in 2019. Compared with 2019, average residential mortgage loans increased $325.2 million, or 7.7%, average commercial mortgage loans increased $438.4 million, or 6.3%, average commercial loans increased $184.2 million, or 6.7%, and average real estate construction loans increased $44.8 million, or 7.7%. Average investment securities were $1.2 billion in 2020, a decrease of $226.9 million, or 15.7%, from 2019. Average interest-bearing cash on deposits with financial institutions increased $707.0 million, or 279.1%, to $960.3 million in 2020 from $253.3 million in 2019.

Average interest bearing deposits were $12.5 billion in 2020, an increase of $1.0 billion, or 8.7%, from $11.5 billion in 2019, primarily due to increases of $891.5 million, or 44.3%, in money market accounts, $301.2 million, or 23.3%, in interest bearing demand deposits, and $28.6 million, or 3.9%, in savings accounts, offset by decreases of $191.1 million, or 2.6%, in time deposits.

Interest income decreased $68.7 million, or 8.9%, from $769.3 million in 2019 to $700.6 million in 2020 primarily due to decreases in the rate of loans:

●

Changes in volume: Average interest-earning assets increased $1.5 billion, or 9.3%, to $17.7 billion in 2020, compared with the average interest-earning assets of $16.2 billion in 2019. Average loans increased $1.0 billion and average interest bearing deposits with other financial institutions increased $707.0 million in 2020 which contributed to the increase in interest income. Offsetting the above increases was a decrease of $226.9 million in average investment securities. The changes in volume contributed to interest income increase of $47.6 million.

●

Changes in rate: The average yield of interest-bearing assets decreased to 3.96% in 2020 from 4.74% in 2019. Decrease in rate on loans resulted in a decrease of $100.0 million interest income, decrease in rate on deposits with other financial institutions resulted in a decrease of $8.3 million interest income, and decrease in rate on investment securities resulted in a decrease of $7.8 million interest income. The changes in rate contributed to interest income decrease of $116.3 million.

●

Change in the mix of interest-earning assets: Average gross loans, which generally have a higher yield than other types of investments, comprised 87.6% of total average interest-earning assets in 2020, a decrease from 89.4% in 2019. Average investment securities comprised 6.9% of total average interest-bearing assets in 2020, a decrease from 8.9% in 2019.

Interest expense decreased by $45.9 million, or 23.6%, to $148.5 million in 2020, compared with $194.4 million in 2019, primarily due to decreased cost from time deposits, FHLB advances, and long-term debt. The overall decrease in interest expense was primarily due to decreases in rates on interest bearing deposits, volume decreases in long term debts and volume and rate decreases in other borrowings as discussed below:

●

Changes in volume: Average interest bearing deposits increased $1.0 billion, or 9.0%, offset by decreases of $53.8 million, or 14.2%, in average FHLB advances and other borrowings and decreases in average long term debt of $45.8 million, or 27.8%. The changes in volume caused an increase in interest expense of $1.3 million.

●

Changes in rate: The average costs of interest-bearing deposits, FHLB advances and other borrowings, and long-term debt decreased to 1.09% and 1.73% and increased to 4.86% in 2020 from 1.55%, 2.21%, and 4.76% in 2019, respectively. The changes in rate caused interest expense to decrease by $47.2 million.

●

Change in the mix of interest-bearing liabilities: Average interest-bearing deposits of $12.5 billion increased to 96.6% of total interest-bearing liabilities in 2020 compared to 95.5% in 2019. Offsetting the increase, average FHLB advances and other borrowings of $326.0 million decreased to 2.5% of total interest-bearing liabilities. Average long-term debt of $119.1 million decreased to 0.9% of total interest-bearing liabilities in 2020 compared to 1.4% in 2019.

Net interest margin, defined as net interest income to average interest-earning assets, was 3.12% in 2020 compared to 3.54% in 2019.

Comparison of 2019 with 2018

Net interest income increased $9.0 million, or 1.6%, from $565.9 million in 2018 to $574.9 million in 2019. The increase in net interest income was due primarily to the increase in loan interest income, offset by increases in interest expense from time deposits and other interest-bearing deposits.

Average loans for 2019 were $14.5 billion, a $1.2 billion, or 9.0% increase from $13.3 billion in 2018. Compared with 2018, average residential mortgage loans increased $652.7 million, or 18.3%, average commercial mortgage loans increased $398.5 million, or 6.1%, average commercial loans increased $201.4 million, or 7.9%, and average real estate construction loans decreased $21.8 million, or 3.6%. Average investment securities were $1.4 billion in 2019, an increase of $97.9 million, or 7.3%, from 2018. Average interest-bearing cash on deposits with financial institutions decreased $23.7 million, or 8.6%, to $253.3 million in 2019 from $277.0 million in 2018.

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

Interest expense increased by $72.3 million, or 59.2%, to $194.4 million in 2019, compared with $122.1 million in 2018, primarily due to increased cost from time deposits, other deposits, and FHLB advances, offset by decreases in securities sold under agreements to repurchase. The overall increase in interest expense was primarily due to increases in both volume and rates in interest bearing deposits, rate increases in long term debts and volume and rate increases in other borrowings offset by decreases in both volume and rate on securities sold under agreements to repurchase and volume decreases in long term debt as discussed below:

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

●

Changes in rate: The average costs of interest-bearing deposits, FHLB advances and other borrowings, and long-term debt increased to 1.55%, 2.21% and 4.76% in 2019 from 1.03%, 1.98%, and 4.49% in 2018, respectively. The changes in rate caused interest expense to increase by $48.3 million.

●

Change in the mix of interest-bearing liabilities: Average interest-bearing deposits of $11.5 billion increased to 95.5% of total interest-bearing liabilities in 2019 compared to 95.4% in 2018. Average FHLB advances and other borrowings of $379.8 million increased to 3.2% of total interest-bearing liabilities. Offsetting the increase, average securities sold under agreements to repurchase decreased to 0.0% of total interest-bearing liabilities in 2019 compared to 0.5% in 2018 and average long-term debt of $165.0 million decreased to 1.4% of total interest-bearing liabilities in 2019 compared to 1.8% in 2018.

Net interest margin, defined as net interest income to average interest-earning assets, was 3.54% in 2019 compared to 3.79% in 2018.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities in 2020, 2019 and 2018. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
			Average			Average			Average
	2020	Interest	Yield/	2019	Interest	Yield/	2018	Interest	Yield/
	Average	Income/	Rate	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	(1)(2)	Balance	Expense	(1)(2)	Balance	Expense	(1)(2)
	(Dollars in thousands)
Interest-Earning Assets:
Loans (1)	$15,500,910	$677,193	4.37	$14,510,678	$729,619	5.03	$13,280,665	$652,480	4.91
Investment securities	1,215,957	20,599	1.69	1,442,820	33,037	2.29	1,344,965	28,603	2.13
FHLB stock	17,300	952	5.50	17,266	1,207	6.99	18,540	1,663	8.97
Interest-bearing deposits	960,276	1,830	0.19	253,296	5,404	2.13	277,004	5,209	1.88
Total interest-earning assets	$17,694,443	$700,574	3.96	$16,224,060	$769,267	4.74	$14,921,174	$687,955	4.61
Non-interest earning assets:
Cash and due from banks	148,234			199,917			206,475
Other non-earning assets	1,052,693			1,039,098			1,002,957
Total non-interest earning assets	1,200,927			1,239,015			1,209,432
Less: Allowance for loan losses	(156,225)			(124,431)			(123,441)
Deferred loan fees	(2,291)			(1,377)			(2,846)
Total Assets	$18,736,854			$17,337,267			$16,004,319

Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,591,924	$2,816	0.18	$1,290,752	$2,371	0.18	$1,389,326	$2,718	0.20
Money market deposits	2,903,837	21,574	0.74	2,012,306	21,508	1.07	2,200,847	16,202	0.74
Savings deposits	759,581	1,006	0.13	731,027	1,432	0.20	791,982	1,583	0.20
Time deposits	7,268,738	111,629	1.54	7,459,800	152,791	2.05	6,031,061	86,368	1.43
Total interest-bearing deposits	12,524,080	137,025	1.09	11,493,885	178,102	1.55	10,413,216	106,871	1.03
Securities sold under agreements to repurchase	—	—	—	—	—	—	49,589	1,446	2.92
FHLB advances and other borrowings	326,023	5,648	1.73	379,816	8,412	2.21	253,714	5,016	1.98
Long-term debt	119,136	5,791	4.86	164,976	7,847	4.76	194,123	8,723	4.49
Total interest-bearing liabilities	12,969,239	148,464	1.14	12,038,677	194,361	1.61	10,910,642	122,056	1.12
Non-interest Bearing Liabilities:
Demand deposits	3,158,828			2,837,946			2,819,711
Other liabilities	249,052			251,002			210,566
Stockholders' equity	2,359,735			2,209,642			2,063,400
Total liabilities and stockholders' equity	$18,736,854			$17,337,267			$16,004,319

Net interest spread			2.82%			3.13%			3.49%
Net interest income		$552,110			$574,906			$565,899
Net interest margin			3.12%			3.54%			3.79%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.

Net Interest Income — Changes Due to Rate and Volume (1)

	2020 - 2019			2019 - 2018
	Increase/(Decrease) in			Increase/(Decrease) in
	Net Interest Income Due to:			Net Interest Income Due to:
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
	(In thousands)
Interest-Earning Assets
Deposits with other banks	$4,726	$ ( (8,301)	$ ( (3,575)	$(197)	$391	$194
Investment securities	(4,686)	(7,752)	(12,438)	2,159	2,275	4,434
FHLB stock	2	(257)	(255)	(108)	(347)	(455)
Loans	47,556	(99,982)	(52,426)	61,561	15,579	77,140
Total increase/(decrease) in interest income	47,598	(116,292)	(68,694)	63,415	17,898	81,313

Interest-Bearing Liabilities
Interest-bearing demand deposits	535	(91)	444	(187)	(160)	(347)
Money market deposits	7,808	(7,742)	66	(321)	5,628	5,307
Savings deposits	54	(480)	(426)	(120)	(31)	(151)
Time deposits	(3,822)	(37,340)	(41,162)	23,586	42,837	66,423
Securities sold under agreements to repurchase	—	—	—	(723)	(723)	(1,446)
FHLB advances and other borrowings	(1,089)	(1,675)	(2,764)	2,734	661	3,395
Long-term debt	(2,225)	169	(2,056)	(997)	121	(876)
Total increase/(decrease) in interest expense	1,261	(47,159)	(45,898)	23,972	48,333	72,305

Change in net interest income	$46,337	$(69,133)	$(22,796)	$39,443	$(30,435)	$9,008

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for Credit Losses

The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance for loan losses and an allowance for off-balance sheet unfunded credit commitments that management believes to be sufficient to absorb credit losses inherent in the Bank’s loan portfolio and credit commitments. The Bank recorded a provision of $57.5 million for credit losses in 2020 compared with a reversal of $7.0 million in 2019, and a reversal of $4.5 million in 2018. Net charge-offs for 2020 were $14.2 million, or 0.09% of average loans, compared to net recoveries for 2019 of $7.8 million, or 0.05% of average loans, and net recoveries for 2018 of $3.6 million, or 0.03% of average loans.

Non-interest Income

Non-interest income decreased $2.0 million, or 4.5%, to $42.8 million for 2020, from $44.8 million for 2019, compared to $31.7 million for 2018.  Non-interest income includes depository service fees, letters of credit commissions, securities gains (losses), gains (losses) from loan sales, gains from sale of premises and equipment, gains on acquisition, and other sources of fee income. These other fee-based services include wire transfer fees, safe deposit fees, fees on loan-related activities, fee income from our Wealth Management division, and foreign exchange fees.

Comparison of 2020 with 2019

The decrease in non-interest income from 2019 to 2020 was primarily due to a $6.9 million decrease in net gains from equity securities, offset in part by a $2.5 million increase in gain on low income housing, a $1.5 million increase in gain on sales of securities, and a $1.3 million increase in fees and commissions income from wealth management.

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

Comparison of 2020 with 2019

Non-interest expense totaled $283.5 million in 2020 compared to $277.3 million in 2019. The increase of $6.2 million, or 2.2%, in non-interest expense in 2020 compared to 2019 was primarily due to a combination of the following:

●	Amortization of investments in affordable housing and alternative energy partnerships increased $18.5 million, or 46.5%.
●	Salaries and employee benefits decreased $5.3 million, or 4.1%.
●	OREO expenses decreased $4.2 million.
●	Marketing expenses decreased $2.4 million, or 31.1%.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, increased to 47.65% in 2020 compared to 44.75% in 2019 due primarily to an increase in non-interest expense and lower net interest income as explained above.

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

Income Tax Expense

Income tax expense was $25.1 million in 2020, compared to $70.2 million in 2019, and $65.8 million in 2018. The effective tax rate was 9.9% for 2020, 20.1% for 2019, and 19.5% for 2018. The effective tax rate for 2020 includes alternative energy, low-income housing and other tax credits totaling $56.5 million. The effective tax rate for 2019 includes alternative energy, low-income housing and other tax credits totaling $39.6 million.

Our tax returns are open for audits by the Internal Revenue Service back to 2017 and by the California Franchise Tax Board back to 2016. The audit by the Internal Revenue Service for 2017 was completed in July 2020 and did not have an impact on income tax expense. From time to time, there may be differences of opinion with respect to the tax treatment accorded transactions. When, and if, such differences occur, and the related tax effects become probable and estimable, such amounts will be recognized.

Financial Condition

Total assets were $19.0 billion at December 31, 2020, an increase of $949.0 million, or 5.2%, from $18.1 billion at December 31, 2019, primarily due to an increase of $865.9 million in short-term investments and interest bearing deposits, and an increase of $523.7 million in net loans, offset by a decrease of $419.6 million in securities available for sale and equity securities.

Investment Securities

Investment securities were $1.0 billion and represented 5.4% of total assets at December 31, 2020, compared with $1.5 billion and 8.0% of total assets at December 31, 2019. The following table summarizes the carrying value of our portfolio of securities for each of the past two years:

	As of December 31,
	2020	2019
	(In thousands)

Securities Available-for-Sale:
U.S. treasury securities	$80,948	$74,936
U.S. government agency entities	99,839	90,796
U.S. government sponsored entities	—	224,443
Mortgage-backed securities	727,068	887,790
Collateralized mortgage obligations	10,324	552
Corporate debt securities	118,371	173,325
Total securities available-for-sale	$1,036,550	$1,451,842

Equity Securities
Mutual funds	6,413	6,277
Preferred stock of government sponsored entities	5,485	10,529
Other equity securities	11,846	11,199
Total equity securities	$23,744	$28,005

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

The temporarily impaired securities represented 17.9% of the fair value of investment securities as of December 31, 2020. Unrealized losses for securities with unrealized losses for less than twelve months represented 0.31%, and securities with unrealized losses for twelve months or longer represented 2.10%, of the historical cost of these securities as of December 31, 2020. Unrealized losses on these securities generally resulted from increases in interest rates or spreads subsequent to the date that these securities were purchased.

Total unrealized losses of $1.5 million at December 31, 2020, were primarily caused by increases in interest rates or the widening of credit and liquidity spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment.

At December 31, 2020, management believed the impairment was temporary and, accordingly, no impairment loss on debt securities has been recognized in our Consolidated Statements of Operations. The Company expects to recover the amortized cost basis of its debt securities and has no intent to sell and believes it is more likely than not that it will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of December 31, 2020, and December 31, 2019:

	As of December 31, 2020
	Temporarily Impaired Securities
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$40,952	$6	$—	$—	$40,952	$6
U.S. government agency entities	26,390	102	40,009	444	66,399	546
Mortgage-backed securities	1,694	23	8,093	583	9,787	606
Collateralized mortgage obligations	10,131	25	193	9	10,324	34
Corporate debt securities	58,405	267	—	—	58,405	267
Total securities available-for-sale	$137,572	$423	$48,295	$1,036	$185,867	$1,459

	As of December 31, 2019
	Temporarily Impaired Securities
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. government agency entities	$48,829	$172	$3,570	$147	$52,399	$319
U.S. government sponsored entities	—	—	224,443	557	224,443	557
Mortgage-backed securities	43,719	36	120,801	788	164,520	824
Collateralized mortgage obligations	—	—	552	17	552	17
Corporate debt securities	51,791	23	—	—	51,791	23
Total securities available-for-sale	$144,339	$231	$349,366	$1,509	$493,705	$1,740

The scheduled maturities and taxable-equivalent yields by security type are presented in the following table:

Securities Portfolio Maturity Distribution and Yield Analysis:

	As of December 31, 2020
		After One	After Five
	One Year	Year to	Years to	Over Ten
	or Less	Five Years	Ten Years	Years	Total
	(Dollars in thousands)
Maturity Distribution:

Securities Available-for-Sale:
U.S. treasury securities	$80,948	$—	$—	$—	$80,948
U.S. government agency entities	—	—	40,087	59,751	99,838
Mortgage-backed securities (1)	17	1,071	140,248	585,732	727,068
Collateralized mortgage obligations (1)	—	—	—	10,324	10,324
Corporate debt securities	51,061	53,617	13,694	—	118,372
Total securities available-for-sale	$132,026	54,688	194,029	655,807	1,036,550

Weighted-Average Yield:

Securities Available-for-Sale:
U.S. treasury securities	1.33%	0%	0%	0%	1.33%
U.S. government agency entities	—	—	0.68	0.80	0.75
Mortgage-backed securities (1)	5.80	2.69	2.93	2.70	2.75
Collateralized mortgage obligations (1)	—	—	—	1.55	1.55
Corporate debt securities	1.47	1.13	4.37	—	1.65
Total securities available-for-sale	1.38%	1.16%	2.57%	2.51%	2.31%

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.

Equity Securities

The adoption of ASU 2016-01 resulted in approximately $8.6 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018. For the year ended December 31, 2020, the Company recognized a net loss of $1.1 million due to the decrease in fair value of equity investments with readily determinable fair values, compared to a net gain of $5.7 million in 2019. Equity securities were $23.7 million as of December 31, 2020, compared to $28.0 million as of December 31, 2019.

Loans

Loans represented 87.6% of average interest-earning assets during 2020, compared with 89.4% during 2019. Gross loans increased by $568.9 million, or 3.8%, to $15.6 billion at December 31, 2020, compared with $15.1 billion at December 31, 2019. The increase in gross loans was primarily attributable to the following:

•

Commercial mortgage loans increased $279.8 million, or 3.8%, to $7.6 billion at December 31, 2020, compared to $7.3 billion at December 31, 2019. Total commercial mortgage loans accounted for 48.3% of gross loans at December 31, 2020, compared to 48.3% at December 31, 2019. Commercial mortgage loans consist primarily of commercial retail properties, shopping centers, owner-occupied industrial facilities, office buildings, multiple-unit apartments, hotels, and multi-tenanted industrial properties, and are typically secured by first deeds of trust on such commercial properties.

•

Total residential mortgage loans increased by $56.8 million, or 1.4%, to $4.1 billion at December 31, 2020, compared to $4.1 billion at December 31, 2019, primarily due to the low level of interest rates, the originations of limited documentation mortgages, and loan purchases.

•

Commercial loans, including PPP loans, increased $58.1 million, or 2.1%, to $2.8 billion at December 31, 2020, compared to $2.8 billion at December 31, 2019. Commercial loans consist primarily of short-term loans (typically with a maturity of one year or less) to support general business purposes, or to provide working capital to businesses in the form of lines of credit, trade-finance loans, loans for commercial purposes secured by cash, and SBA loans.

•	Real estate construction loans increased $99.6 million, or 17.2%, to $679.5 million at December 31, 2020, compared to $579.9 million at December 31, 2019.

Our lending relates predominantly to activities in the states of California, New York, Texas, Washington, Massachusetts, Illinois, New Jersey, Maryland, and Nevada. We also lend to domestic clients who are engaged in international trade. Loans outstanding in our branch in Hong Kong were $280.5 million as of December 31, 2020, compared to $305.3 million as of December 31, 2019.

The classification of loans by type and amount outstanding as of December 31 for each of the past five years is presented below:

	Loan Type and Mix

	As of December 31,
	2020	2019	2018	2017	2016
	(In thousands)

Commercial loans	$2,836,833	$2,778,744	$2,741,965	$2,461,266	$2,248,187
Residential mortgage loans and equity lines	4,569,944	4,436,561	3,943,820	3,242,354	2,615,759
Commercial mortgage loans	7,555,027	7,275,262	6,724,200	6,482,695	5,785,248
Real estate construction loans	679,492	579,864	581,454	678,805	548,088
Installment and other loans	3,100	5,050	4,349	5,170	3,993
Gross loans	15,644,396	15,075,481	13,995,788	12,870,290	11,201,275

Less:
Allowance for loan losses	(166,538)	(123,224)	(122,391)	(123,279)	(118,966)
Unamortized deferred loan fees	(2,494)	(626)	(1,565)	(3,245)	(4,994)
Total loans and leases, net	$15,475,364	$14,951,631	$13,871,832	$12,743,766	$11,077,315
Loans held for sale	$—	$—	$—	$8,000	$7,500

The loan maturities in the table below are based on contractual maturities as of December 31, 2020. As is customary in the banking industry, loans that meet underwriting criteria can be renewed by mutual agreement between us and the borrower. Because we are unable to estimate the extent to which our borrowers will renew their loans, the table is based on contractual maturities. As a result, the data shown below should not be viewed as an indication of future cash flows.

Contractual Maturity of Loan Portfolio
As of December 31, 2020

	Within One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial loans
Floating rate	$1,821,737	$482,499	$139,561	$2,443,797
Fixed rate	87,121	273,465	32,450	393,036
Residential mortgage loans and equity lines
Floating rate	15	437	3,123,889	3,124,341
Fixed rate	5,297	12,154	1,428,152	1,445,603
Commercial mortgage loans
Floating rate	489,174	1,203,806	3,497,297	5,190,277
Fixed rate	263,021	1,639,895	461,834	2,364,750
Real estate construction loans
Floating rate	530,366	134,707	4,344	669,417
Fixed rate	4,297	5,778	—	10,075
Installment and other loans
Floating rate	3,020	80	—	3,100
Fixed rate	—	—	—	—
Total Loans	$3,204,048	$3,752,821	$8,687,527	$15,644,396
Floating rate	$2,844,312	$1,821,529	$6,765,091	$11,430,932
Fixed rate	359,736	1,931,292	1,922,436	4,213,464
Total Loans	3,204,048	3,752,821	8,687,527	15,644,396
Allowance for loan losses				(166,538)
Unamortized deferred loan fees				(2,494)
Net loans				$15,475,364

Deposits

The Bank primarily uses customer deposits to fund its operations, and to a lesser extent borrowings in the form of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and other borrowings. The Bank’s deposits are generally obtained from the Bank’s geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Although the vast majority of the Bank’s deposits are retail in nature, the Bank does engage in certain wholesale activities, primarily accepting deposits generated by brokers or Internet listing services. The Bank considers wholesale deposits to be an alternative borrowing source rather than a customer relationship and, as such, their levels are determined by management’s decisions as to the most economic funding sources. Brokered-deposits totaled $1.2 billion, or 7.2%, of total deposits, at December 31, 2020, compared to $1.3 billion, or 9.1%, at December 31, 2019.

The Bank’s total deposits increased $1.4 billion, or 9.5%, to $16.1 billion at December 31, 2020, from $14.7 billion at December 31, 2019, primarily due to a $1.1 billion, or 48.6%, increase in money market deposits, a $568.0 million, or 41.8%, increase in NOW deposits, a $493.6 million, or 17.2%, increase in non-interest bearing demand deposits offset by a $769.7 million, or 10.3% decrease in time deposits. The following table displays the deposit mix balances as of the end of the past three years:

	Deposit Mix

	Year Ended December 31,
	2020		2019		2018
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)

Demand deposits	$3,365,086	20.9%	$2,871,444	19.5%	$2,857,443	20.8%
NOW deposits	1,926,135	12.0	1,358,152	9.2	1,365,763	10.0
Money market deposits	3,359,191	20.8	2,260,764	15.4	2,027,404	14.8
Savings deposits	785,672	4.9	758,903	5.2	738,656	5.4
Time deposits	6,673,317	41.4	7,443,045	50.7	6,713,074	49.0
Total	$16,109,401	100%	$14,692,308	100%	$13,702,340	100%

Average total deposits increased $1.4 billion, or 9.8%, to $15.7 billion in 2020, compared with average total deposits of $14.3 billion in 2019.

The following table displays average deposits and rates for the past five years:

	Average Deposits and Average Rates

	Year Ended December 31,
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Demand deposits	$3,158,828	—%	$2,837,947	—%	$2,819,711	—%	$2,599,109	—%	$2,199,274	—%
NOW deposits	1,591,924	0.18	1,290,752	0.18	1,389,326	0.20	1,304,052	0.17	1,046,046	0.17
Money market deposits	2,903,837	0.74	2,012,306	1.07	2,200,847	0.74	2,360,188	0.64	2,059,823	0.65
Savings deposits	759,581	0.13	731,027	0.20	791,982	0.20	834,973	0.21	636,422	0.16
Time deposits	7,268,738	1.54	7,459,800	2.05	6,031,061	1.43	4,947,052	0.95	4,810,746	0.90
Total	$15,682,908	0.87%	$14,331,832	1.24%	$13,232,927	0.81%	$12,045,374	0.55%	$10,752,311	0.55%

Management considers the Bank’s time deposits of $250 thousand or more, which totaled $3.1 billion at December 31, 2020, to be generally less volatile than other wholesale funding sources primarily because approximately 92.3% of the Bank’s CDs of $250 thousand or more have been on deposit with the Bank for two years or more.  Management monitors the CDs of $250 thousand or more portfolio to help identify any changes in the deposit behavior in the market and of the Bank’s customers.

Approximately 97.5% of the Bank’s CDs mature within one year as of December 31, 2020. The following tables display time deposits by maturity:

	Time Deposits by Maturity
	At December 31, 2020
	Time Deposits - under $100,000	Time Deposits - $100,000 and over	Total Time Deposits
	(Dollars in thousands)
Less than three months	$758,454	$1,962,100	$2,720,554
Three to six months	296,789	851,847	1,148,636
Six to twelve months	371,170	2,267,256	2,638,426
Over one year	79,656	86,045	165,701
Total	$1,506,069	$5,167,248	$6,673,317

Percent of total deposits	9.3%	32.1%	41.4%

The following table displays time deposits with a remaining term of more than one year at December 31, 2020:

Maturities of Time Deposits with a Remaining Term
of More Than One Year for Each
of the Five Years Following December 31, 2020

(In thousands)
2022	$107,311
2023	58,261
2024	69
2025	48
2026	12

Borrowings

Borrowings include securities sold under agreements to repurchase, Federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	2020	2019	2018
	(Dollars in thousands)

Average amount outstanding during the year (1)	$—	$—	$49,589
Maximum amount outstanding at month-end (2)	—	—	100,000
Balance, December 31	—	—	—
Rate, December 31	—%	—%	—%
Weighted average interest rate for the year	—%	—%	—%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balance was January 2018.

As of December 31, 2020, there were no over-night borrowings from the FHLB compared to $450.0 million at a rate of 1.66% at December 31, 2019. As of December 31, 2020, the advances from the FHLB were $150.0 million at a weighted average rate of 2.15% compared to $220.0 million at a weighted average rate of 2.26% as of December 31, 2019. As of December 31, 2020, final maturity for the FHLB advances is $5.0 million in May 2021, $50.0 million in June 2021, $75.0 million in July 2021, and $20.0 million in May 2023.

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

At December 31, 2020, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 2.40%, compared to $119.1 million with a weighted average rate of 4.09% at December 31, 2019. The Junior Subordinated Notes have a stated maturity term of 30 years and qualify as Total Capital for these periods.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes our contractual obligations and commitments to make future payments as of December 31, 2020. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payment Due by Period
	As of December 31, 2020
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)

Contractual obligations:
Advances from the Federal Home Loan Bank	$130,000	$20,000	$—	$—	$150,000
Other borrowings	—	—	—	23,714	23,714
Long-term debt	—	—	—	119,136	119,136
Operating leases	9,452	15,303	7,155	4,154	36,064
Deposits with stated maturity dates	6,507,616	165,572	117	12	6,673,317
Total contractual obligations and other commitments	$6,647,068	$200,875	$7,272	$147,016	$7,002,231

Other commitments:
Commitments to extend credit	1,229,191	988,568	150,532	609,237	2,977,528
Standby letters of credit	164,004	43,531	43	26,622	234,200
Commercial letters of credit	16,821	—	—	—	16,821
Bill of lading guarantees	238	—	—	—	238
Total contractual obligations and other commitments	$1,410,254	$1,032,099	$150,575	$635,859	$3,228,787

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

Capital Resources

Stockholders’ Equity

Total equity was $2.4 billion at December 31, 2020, an increase of $123.9 million, or 5.4%, from $2.3 billion at December 31, 2019, primarily due to net income of $228.9 million, proceeds from dividend reinvestment of $9.8 million, stock based compensation of $5.6 million, and other comprehensive income of $3.0 million, offset by shares withheld related to net share settlement of RSUs of $1.9 million, purchase of treasury stock of $23.6 million, and common stock cash dividends of $98.7 million. The Company paid cash dividends of $1.24 per common share in 2020, $1.24 per common share in 2019, and $1.03 per common share in 2018.

On May 7, 2019, the Board of Directors approved a stock repurchase program to buy back up to $50.0 million of Bancorp’s common stock. In 2019, the Company repurchased 741,934 shares for $26.4 million, or $35.59 average cost per share under the May 2019 repurchase program. In December 2020, the Company completed the May 2019 stock repurchase program with the repurchase of 1,541,912 shares in total for approximately $50.0 million at an average cost of $32.43 per share of the Company’s common stock.

Capital Adequacy

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements. The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At December 31, 2020, the Company’s Tier 1 risk-based capital ratio of 13.53%, total risk-based capital ratio of 15.47%, and Tier 1 leverage capital ratio of 10.94%, calculated under the Basel III capital rules, continue to place the Company in the “well capitalized” category for regulatory purposes, which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%. At December 31, 2019, the Company’s Tier 1 risk-based capital ratio was 12.51%, total risk-based capital ratio was 14.11%, and Tier 1 leverage capital ratio was 10.83%.

A table displaying the Bancorp’s and the Bank’s capital and leverage ratios at December 31, 2020, and 2019, is included in Note 21 to the Consolidated Financial Statements.

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

Substantially all of the revenues of the Company available for payment of dividends derive from amounts paid to it by the Bank. The Bank paid dividends to the Bancorp totaling $146.0 million during 2020, $239.0 million during 2019, and $127.8 million during 2018.

The Federal Reserve Board issued Federal Reserve Supervision and Regulation Letter SR-09-4 that states that bank holding companies are expected to inform and consult with the Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid.

Under California State banking law, the Bank may not without regulatory approval pay a cash dividend which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2020, was restricted to approximately $289.8 million. For additional information on statutory and regulatory limitations on the ability of Bancorp to pay dividends to its shareholders and on the Bank to pay dividends to Bancorp, see “Item 1. Business-Regulation and Supervision — Dividends.”

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

Total non-performing portfolio assets increased $20.4 million, or 35.7%, to $77.6 million at December 31, 2020, compared to $57.2 million at December 31, 2019, primarily due to an increase of $27.2 million in nonaccrual loans, offset by decreases of $5.3 million and $1.4 million in OREO and accruing loans past due 90 days or more, respectively.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets decreased to 0.50% at December 31, 2020, from 0.38% at December 31, 2019. The non-performing portfolio loan, excluding loans held for sale, coverage ratio, defined as the allowance for credit losses to non-performing loans, excluding loans held for sale, decreased to 237.3% at December 31, 2020, from 270.8% at December 31, 2019. The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Accruing loans past due 90 days or more	$4,982	$6,409	$3,773	$—	$—
Non-accrual loans	67,684	40,523	41,815	48,787	49,682
Total non-performing loans	72,666	46,932	45,588	48,787	49,682
Real estate acquired in foreclosure and other assets	4,918	10,244	12,674	9,442	20,070
Total non-performing assets	$77,584	$57,176	$58,262	$58,229	$69,752

Accruing troubled debt restructurings (TDRs)	$27,721	$35,336	$65,071	$68,565	$65,393
Non-accrual TDRs (included in non-accrual loans	$8,985	$18,048	$24,189	$33,416	$29,722
Non-accrual loans held for sale	$—	$—	$—	$8,000	$7,500
Non-performing assets as a percentage of gross loans and OREO at year-end	0.50%	0.38%	0.42%	0.45%	0.62%
Allowance for credit losses as a percentage of gross loans	1.10%	0.84%	0.89%	0.99%	1.09%
Allowance for credit losses as a percentage of non-performing loans	237.27%	270.77%	273.41%	262.09%	245.94%

The effect of non-accrual loans on interest income for the past five years is presented below:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Non-accrual Loans
Contractual interest due	$3,093	$1,775	$1,618	$3,254	$1,573
Interest recognized	1,008	85	66	86	95
Net interest foregone	$2,085	$1,690	$1,552	$3,168	$1,478

As of December 31, 2020, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

Non-accrual Loans

Total non-accrual portfolio loans were $67.7 million at December 31, 2020, increased $27.2 million, or 67.0%, from $40.5 million at December 31, 2019. The allowance for the collateral-dependent impaired loans is calculated by the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent impaired loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	December 31, 2020		December 31, 2019
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/Multi-family residence	$7,126	$9,031	$6,874	$9,475
Commercial real estate	37,471	338	14,268	1,603
Land	—	2,634	—	—
Personal property (UCC)	—	11,084	—	8,303
Total	$44,597	$23,087	$21,142	$19,381

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

	December 31, 2020		December 31, 2019
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$12,875	$33	$14,305	$—
Wholesale/Retail	25,291	11,290	637	9,684
Import/Export	—	6,191	—	4,697
Other	6,431	5,573	6,200	5,000
Total	$44,597	$23,087	$21,142	$19,381

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

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

A summary of TDRs by type of loan and by accrual/non-accrual status as of the dates indicated is shown below:

	December 31, 2020
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$3,983	$—	$—	$3,983
Commercial mortgage loans	515	5,635	13,425	19,575
Residential mortgage loans	1,724	275	2,164	4,163
Total accruing TDRs	$6,222	$5,910	$15,589	$27,721

	December 31, 2020
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$8,462	$—	$—	$8,462
Residential mortgage loans	523	—	—	523
Total non-accrual TDRs	$8,985	$—	$—	$8,985

	December 31, 2019
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$5,215	$—	$—	$5,215
Commercial mortgage loans	615	5,748	18,779	25,142
Residential mortgage loans	2,525	311	2,143	4,979
Total accruing TDRs	$8,355	$6,059	$20,922	$35,336

	December 31, 2019
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$16,692	$—	$—	$16,692
Residential mortgage loans	1,220	—	136	1,356
Total non-accrual TDRs	$17,912	$—	$136	$18,048

The activity within our TDR loans for 2020, 2019, and 2018 is shown below:

Accruing TDRs	2020	2019	2018
	(In thousands)
Beginning balance	$35,336	$65,071	$68,565
New restructurings	5,417	15,432	26,114
Restructured loans restored to accrual status	263	365	2,896
Charge-offs	—	(1,341)	—
Payments	(13,295)	(42,895)	(30,406)
Restructured loans placed on non-accrual	—	(1,296)	(2,098)
Ending balance	$27,721	$35,336	$65,071

Non-accrual TDRs	2020	2019	2018
	(In thousands)
Beginning balance	$18,048	$24,189	$33,416
New restructurings	—	10,547	3,015
Restructured loans placed on non-accrual	—	1,296	2,098
Charge-offs	(4,970)	(3,607)	(2,347)
Payments	(3,830)	(14,012)	(9,097)
Restructured loans restored to accrual status	(263)	(365)	(2,896)
Ending balance	$8,985	$18,048	$24,189

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

We identified impaired loans with a recorded investment of $95.4 million at December 31, 2020, compared to $75.9 million at December 31, 2019. The average balance of impaired loans was $91.4 million in 2020 and $102.6 million in 2019. We considered all non-accrual loans to be impaired. Interest recognized on impaired loans totaled $2.4 million in 2020 and $2.1 million in 2019. As of December 31, 2020, $44.6 million, or 65.9%, of the $67.7 million of non-accrual portfolio loans, excluding loans held for sale, was secured by real estate. As of December 31, 2019, $21.1 million, or 52.2%, of the $40.5 million of non-accrual portfolio loans, excluding loans held for sale, was secured by real estate. The Bank seeks to obtain current appraisals or other available market price information to assist in evaluating potential loss exposure.

At December 31, 2020, $6.4 million of the $166.5 million allowance for loan losses was allocated for impaired loans and $160.1 million was allocated to the general allowance. At December 31, 2019, $3.2 million of the $123.2 million allowance for loan losses was allocated for impaired loans and $120.0 million was allocated to the general allowance. In 2020, net loan charge-offs were $14.2 million, or 0.09%, of average loans, compared to net loan recoveries of $7.8 million, or 0.05%, of average loans in 2019.

The allowance for loan losses to non-performing loans, excluding loans held for sale, was 229.2% at December 31, 2020, compared to 262.6% at December 31, 2019. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents impaired loans and the related allowance as of December 31, 2020 and 2019:

	Impaired Loans
	As of December 31, 2020			As of December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance
Commercial loans	$23,784	$20,698	$—	$20,134	$15,857	$—
Real estate construction loans	5,776	4,286	—	5,776	4,580	—
Commercial mortgage loans	22,877	22,287	—	9,234	9,030	—
Residential mortgage and equity lines	6,379	6,307	—	6,171	6,073	—
Subtotal	$58,816	$53,578	$—	$41,315	$35,540	$—
With allocated allowance
Commercial loans	$13,703	$6,372	$1,030	$8,769	$8,739	$2,543
Commercial mortgage loans	31,134	31,003	5,254	26,117	26,040	473
Residential mortgage and equity lines	5,005	4,452	145	6,740	5,540	220
Subtotal	$49,842	$41,827	$6,429	$41,626	$40,319	$3,236
Total impaired loans	$108,658	$95,405	$6,429	$82,941	$75,859	$3,236

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

As of December 31, 2020, construction loans of $643.5 million were disbursed with pre-established interest reserves of $71.0 million compared to $550.0 million of such loans disbursed with pre-established interest reserves of $73.4 million at December 31, 2019.  The balance for construction loans with interest reserves which have been renewed was $127.0 million with pre-established interest reserves of $4.4 million at December 31, 2020, compared to $129.2 million with pre-established interest reserves of $4.7 million at December 31, 2019.  Land loans of $24.7 million were disbursed with pre-established interest reserves of $486 thousand at December 31, 2020, compared to $45.5 million land loans disbursed with pre-established interest reserves of $1.9 million at December 31, 2019.  The balance for land loans with interest reserves which have been renewed was $942 thousand at December 31, 2020 with pre-established interest reserves of $58 thousand, compared to $1.7 million land loans with pre-established interest reserves of $2 thousand at December 31, 2019.

At December 31, 2020, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2020, $4.3 million of non-accrual non-residential construction loans had been originated with pre-established interest reserves.  At December 31, 2019, $4.6 million of non-accrual non-residential construction loans had been originated with pre-established interest reserves.  While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of our business activity is in markets with a concentration of Chinese-American individuals and businesses located in California; New York City; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Nevada; New Jersey; and Maryland. We have no specific industry concentration, and generally our loans are collateralized with real property or other pledged collateral. We generally expect our loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral.

The Federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution's total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 35% of total risk-based capital as of December 31, 2020, and 34% as of December 31, 2019. Total CRE loans represented 273% of total risk-based capital as of December 31, 2020, and 277% as of December 31, 2019, which were within the Bank’s internal limit of 400%, of total capital. See Part I — Item 1A — “Risk Factors” for a discussion of some of the factors that may affect us.

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

The allowance for loan losses was $166.5 million and the allowance for off-balance sheet unfunded credit commitments was $5.9 million at December 31, 2020, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $172.4 million at December 31, 2020, compared to $127.1 million at December 31, 2019, an increase of $45.3 million, or 35.6%. The allowance for credit losses represented 1.10% of period-end gross loans and 237.3% of non-performing loans at December 31, 2020. The comparable ratios were 0.84% of period-end gross loans and 270.8% of non-performing loans at December 31, 2019.

The following table sets forth the information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the past five years:

Allowance for Credit Losses

	Amount Outstanding as of December 31,
	2020	2019	2018	2017	2016
Allowance for loan losses	(Dollars in thousands)
Balance at beginning of year	$123,224	$122,391	$123,279	$118,966	$138,963
Provision/(reversal) for credit losses	57,500	(7,000)	(4,500)	(2,500)	(15,650)
Charge-offs :
Commercial loans	(21,996)	(6,997)	(629)	(3,313)	(12,955)
Real estate loans	—	—	(2,577)	(860)	(1,486)
Real estate land loans	—	—	—	—	(4,462)
Total charge-offs	(21,996)	(6,997)	(3,206)	(4,173)	(18,903)
Recoveries:
Commercial loans	7,267	4,155	1,875	3,402	4,144
Construction loans-residential	—	—	—	—	500
Construction loans-other	—	4,612	177	229	7,417
Real estate loans	543	6,063	4,766	7,336	1,542
Real estate land loans	—	—	—	—	953
Installment loans and other loans	—	—	—	19	—
Total recoveries	7,810	14,830	6,818	10,986	14,556
Balance at end of year	$166,538	$123,224	$122,391	$123,279	$118,966

Reserve for off-balance sheet credit commitments
Balance at beginning of year	$3,855	$2,250	$4,588	$3,224	$1,494
Provision/(Reversal) for credit losses	2,025	1,605	(2,338)	1,364	1,730
Balance at end of year	$5,880	$3,855	$2,250	$4,588	$3,224

Average loans outstanding during the year (1)	$15,500,910	$14,510,678	$13,280,665	$11,936,389	$10,620,819
Ratio of net charge-offs/(recoveries) to average loans outstanding during the year (1)	0.09%	-0.05%	-0.03%	-0.06%	0.04%
Provision/(reversal) for credit losses to average loans outstanding during the year (1)	0.37%	-0.05%	-0.03%	-0.02%	-0.15%
Allowance for credit losses to non-performing portfolio loans at year-end (2)	237.27%	270.77%	273.41%	262.09%	245.94%
Allowance for credit losses to gross loans at year-end (1)	1.10%	0.84%	0.89%	0.99%	1.09%

(1)	Excluding loans held for sale
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

•

General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan types and common risk characteristics. The non-impaired loans are grouped into 19 segments: two commercial segments, ten commercial real estate segments, one residential construction segment, one non-residential construction segment, one SBA segment, one installment loans segment, one residential mortgage segment, one equity lines of credit segment, and one overdrafts segment. The allowance is provided for each segmented group based on the group’s historical loan loss experience aggregated based on loan risk classifications which take into account the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral if collateral dependent, charge-off history, management’s knowledge of the portfolio, general economic conditions, environmental factors including the trends in delinquency and non-accrual, and other significant factors, such as the national and local economy, volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and concentration of credit. Management also reviews reports on past-due loans to ensure appropriate classification. In the fourth quarter of 2016, management reevaluated and increased the look back period from five to eight years to capture historical loan losses from the last recession. The look back period is anchored from the first quarter of 2009 and has been extended through forty-eight quarters through the fourth quarter of 2020. The general allowance is affected by loan volumes, quarterly net charge-offs/recoveries and historical loss rates. In addition, risk factor calculations for pass rated loans included a specified loss emergence period and were determined based on five-year average of observed net losses, unless trends would indicate that a different weighting would be appropriate. These refinements maintained the Bank’s allowance at a level consistent with the prior quarter.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	As of December 31,
	2020		2019		2018		2017		2016
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to Average		to Average		to Average		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans
	(Dollars in thousands)
Type of Loans:
Commercial loans	$68,742	18.8%	$57,021	18.9%	$54,978	19.1%	$49,796	19.1%	$49,203	21.1%
Residential mortgage
loans and equity lines	17,737	29.4	13,108	29.1	14,282	26.9	11,013	24.5	11,620	22.0
Commercial mortgage loans	49,205	47.8	33,602	48.0	33,487	49.5	37,610	51.2	34,864	52.2
Real estate construction loans	30,854	4.0	19,474	4.0	19,626	4.5	24,838	5.2	23,268	4.7
Installment and other loans	—	0.0	19	0.0	18	0.0	22	0.0	11	0.0
Total	$166,538	100.0%	$123,224	100.0%	$122,391	100.0%	$123,279	100.0%	$118,966	100.0%

The allowance allocated to commercial loans was $68.7 million at December 31, 2020, compared to $57.0 million at December 31, 2019. The increase is due primarily to an increase in the allowance due to the continued deterioration in economic conditions related to COVID-19, and the impact on loss rates from charge-offs of commercial loans.

The allowance allocated to residential mortgage loans and equity lines was $17.7 million at December 31, 2020, compared to $13.1 million at December 31, 2019. The increase is due primarily to continued deterioration in economic conditions related to COVID-19.

The allowance allocated to commercial mortgage loans increased was $49.2 million at December 31, 2020, compared to $33.6 million at December 31, 2019. The increase is due primarily to continued deterioration in economic conditions related to COVID-19.

The allowance allocated for construction loans increased to $30.9 million at December 31, 2020, from $19.5 million at December 31, 2019, primarily as a result of the continued deterioration in economic conditions related to COVID-19 and increases in real estate construction loans.

Please also see Part I — Item 1A — “Risk Factors” for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. For December 2020, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 14.7% compared to 12.9% for December 2019.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2020, the Bank had an approved credit line with the FHLB of San Francisco totaling $4.8 billion. Total advances from the FHLB of San Francisco were $150.0 million and standby letter of credits issued by FHLB on the Company’s behalf were $531.7 million as of December 31, 2020. These borrowings bear fixed rates and are secured by loans. See Note 8 to the Consolidated Financial Statements. At December 31, 2020, the Bank pledged $7.5 million of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $7.6 million from the Federal Reserve Bank Discount Window at December 31, 2020.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, securities available-for-sale and equity securities. At December 31, 2020, securities available-for-sale totaled $1.0 billion, with $22.7 million pledged as collateral for borrowings and other commitments. The remaining $1.0 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 98% of our time deposits mature within one year or less as of December 31, 2020. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and anticipate that the outflow can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

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

Please also see Note 12 to the Consolidated Financial Statements regarding commitments and contingencies.

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

Under the CECL approach management estimates the allowance for credit losses (or "ACL") using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts that vary by loan portfolio. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in gross domestic product, unemployment rates, property values, or other relevant factors.

Under the CECL methodology, quantitative and qualitative loss factors are applied to our population of loans on a collective pool basis when similar risk characteristics exist. When loans do not share similar risk characteristics, the Company would evaluate the loan for expected credit losses on an individual basis. The Company evaluates loans for expected credit losses on an individual basis, if, based on current information and events, the loan does not share similar credit risk characteristics with other loans. When CECL is adopted, the Company may choose to measure expected credit losses on an individual loan basis by using one of the following three different loan valuation methods: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan less costs of sale. For loans that are not collateral-dependent, the Company will use the present value of future cash flows or the market value of the loan.

Under the Company’s CECL methodology, nine portfolio segments with similar risk characteristics are evaluated for expected loss. Six portfolios will be modeled using econometric models and three smaller portfolios are evaluated using a simplified approach. The six portfolios subject to econometric modeling include residential mortgages; commercial and industrial loans (“C&I”); construction loans; commercial real estate (“CRE”) for multifamily loans; CRE for owner-occupied loans; and other CRE loans. We will estimate the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables to historical credit performance for each of the six loan portfolios from 2009 to 2019. Loss given default rates initially would be computed based on the net charge-offs recognized divided by the expected exposure at default of defaulted loans starting with the first quarter of 2009 to 2019. Both the econometric regression models and the expected exposure of default will be updated annually.

The Company’s CECL methodology will utilize an eight-quarter reasonable and supportable period (“R&S”), and a four-quarter transition period. Management will rely on multiple forecasts, blending them into a single loss estimate. We use economic forecasts from Moody’s Analytics in this process. Generally speaking, the blended scenario approach would include the Baseline forecast, the stronger near-term growth scenario and the Moderate Recession forecast. After the R&S period, the Company will revert to using long term loss rates for each of the six portfolios of loans.

The Company’s CECL methodology will estimate expected credit losses over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: (i) management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or (ii) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

The simplified approach portfolios include Small Business Administration (“SBA”) loans, Home Equity Lines of Credit (“HELOC’s”) and cash-secured loans, which could not be modelled econometrically, and provide for a forecast loss rate based on the forecasted economic factors during the first six quarters of the portfolio’s contractual life, transition loss rates for the next six quarters of the portfolio’s contractual life, and the long-term loss rate projected over the remainder of the portfolio’s contractual life.

Under the Company’s CECL methodology, the qualitative portion of the reserve on pooled loans represents management’s judgment of additional considerations to account for internal and external risk factors that are not adequately measured in the quantitative reserve. The qualitative loss factors consider idiosyncratic risk factors, conditions that may not be reflected in quantitatively derived results, or other relevant factors to ensure the allowance for credit losses reflects our best estimate of current expected credit losses. The qualitative reserves include reserves for policy exceptions, experience of management and staff, level of competition in the lending environment, weak risk identification, lack of historical experience with residential mortgage loans made to non-US residents, and the higher risk characteristics of purchased syndicated loans. An additional incremental qualitative adjustment includes an estimate for possible model error from the econometric models to estimate the reserves for the six loan pools described above. Current and forecasted economic trends and underlying market values for collateral dependent loans are generally considered to be included within the econometric models described above.

As provided by the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) and extended by the CAA, the Company has elected to delay its adoption of ASU 2016-13.  Although the CAA permits a delay in the adoption of ASU 2016-13 until the date on which the national emergency related to the COVID-19 outbreak is terminated or January 1, 2022, whichever occurs first, the Company will be adopting ASU 2016-13 as of January 1, 2021. Upon adoption of ASU 2016-13, the Company expects to recognize, as of January 1, 2021, a one-time cumulative effect adjustment through retained earnings of between $10.0 million to $12.0 million and expects to increase its allowance for credit losses by $13.0 to $15.0 million. Upon adoption of ASU 2016-13, the reserve for unfunded commitments under CECL is increased by approximately $500 thousand than under the incurred loss methodology. As of December 31, 2020, the Company’s process for estimation of the ACL under the CECL model is substantially completed. The Company does not expect to record an ACL for AFS debt securities.

Please see Note 1 to the Consolidated Financial Statements for details of other recent accounting pronouncements and their expected impact, if any, on the Consolidated Financial Statements.

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

As part of our asset and liability management, we monitor and manage our interest rate risk through analyzing the re-pricing characteristics of our loans, securities, deposits, and borrowings on an on-going basis. The primary objective of our asset and liability management is to manage and minimize the adverse effects of changes in interest rates on our earnings, cash flows, values of our assets and liabilities, and ultimately the underlying market value of our equity, while structuring our asset-liability composition to seek to obtain the maximum spread in a safe and sound manner. Many factors affect the spread between interest earned on assets and interest paid on liabilities, including economic and financial conditions, movements in interest rates, consumer preferences and regulatory actions.

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

We establish a tolerance level in our policy for net interest income volatility of plus or minus 5% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At December 31, 2020, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 3.66%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 8.17%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 0.16%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 0.17%.

Our simulation model also projects the net market value of our portfolio of assets and liabilities. We have established a tolerance level to value the net market value of our portfolio of assets and liabilities in our policy to a change of not less than 0% when the hypothetical rate change is plus or minus 200 basis points. At December 31, 2020, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net market value of our portfolio of assets and liabilities would increase by 6.59%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net market value of our assets and liabilities would decrease by 3.46%.

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

Quantitative Information about Interest Rate Risk

The following table shows the carrying value of our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, as well as the instruments’ total fair values at December 31, 2020, and 2019. For assets, expected maturities are based on contractual maturity. For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits. We use certain assumptions to estimate fair values and expected maturities that are described in Note 15 to the Consolidated Financial Statements. Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts. Off-balance sheet financial instruments represent fair values. The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

								December 31,
	Average							2020		2019
	Interest	Expected Maturity Date at December 31,							Fair		Fair
	Rate	2021	2022	2023	2024	2025	Thereafter	Total	Value	Total	Value
	(Dollars in thousands)
Interest-Sensitive Assets:
Mortgage-backed securities and collateralized mortgage obligations	2.73%	$17	$2	$243	$15	$811	$736,304	$737,392	$737,392	$888,342	$888,342
Other investment securities	1.26	132,009	23,688	10,083	—	19,846	113,532	299,158	299,158	563,500	563,500
Loans	4.13	3,204,048	1,263,227	857,221	713,069	919,304	8,687,527	15,644,396	16,103,471	15,075,481	15,444,752
Interest Sensitive Liabilities:
Other interest-bearing deposits	0.39	1,039,488	588,794	241,674	1,888,813	504,420	1,807,809	6,070,998	6,070,998	4,377,819	4,377,819
Time deposits	1.54	6,507,616	107,311	58,261	69	48	12	6,673,317	6,689,724	7,443,045	7,470,189
Short-term borrowings	—	—	—	—	—	—	—	—	—	25,683	25,683
Advances from the Federal
Home Loan Bank	2.15	130,000	—	20,000	—	—	—	150,000	155,133	670,000	674,530
Other borrowings	—	—	—	—	—	—	23,714	23,714	19,632	36,053	30,764
Long-term debt	2.40	—	—	—	—	—	119,136	119,136	65,487	119,136	76,058

Off-Balance Sheet
Financial Instruments:
Commitments to extend credit		1,229,191	784,044	204,524	83,037	67,495	609,237	2,977,528	(8,432)	3,077,081	(9,826)
Standby letters of credit		164,004	40,409	3,122	43	—	26,622	234,200	(1,630)	282,352	(2,431)
Other letters of credit		16,821	—	—	—	—	—	16,821	(16)	22,209	(20)
Bill of lading guarantees		238	—	—	—	—	—	238	—	319	(1)

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

The Company offers various interest rate derivative contracts to its customers. When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements.

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

The notional amount and net unrealized loss of the Company’s cash flow derivative financial instruments as of December 31, 2020, and December 31, 2019, were as follows:

	December 31, 2020	December 31, 2019
Cash flow swap hedges:	($ in thousands)
Notional	$119,136	$119,136
Weighted average fixed rate-pay	2.61%	2.61%
Weighted average variable rate-receive	0.44%	2.26%

Unrealized loss, net of taxes (1)	$(6,890)	$(3,412)

	Year ended
	December 31, 2020	December 31, 2019
Periodic net settlement of swaps (2)	$2,193	$200

(1)-Included in other comprehensive income.

(2)-the amount of periodic net settlement of interest rate swaps was included in interest expense.

As of December 31, 2020, the Bank’s outstanding interest rate swap contracts had a notional amount of $478.3 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of December 31, 2020, and 2019, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of December 31, 2020, and December 31, 2019, were as follows:

	December 31, 2020	December 31, 2019
Fair value swap hedges:	($ in thousands)
Notional	$478,266	$579,584
Weighted average fixed rate-pay	4.56%	4.71%
Weighted average variable rate spread	2.46%	2.62%
Weighted average variable rate-receive	3.11%	4.87%

Net unrealized loss (1)	$(15,082)	$(7,205)

	Year ended
	December 31, 2020	December 31, 2019
Periodic net settlement of SWAPs (2)	$(7,719)	$996

(1)-the amount is included in other non-interest income.

(2)-the amount of periodic net settlement of interest rate swaps was included in interest income.

The Company has designated as a partial-term hedging election $25.0 million of a pool of loans with a notational value of $44.7 million as of December 31, 2020. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into a pay-fixed and receive 1-Month LIBOR interest rate swap to convert the last-of-layer $25.0 million portion of a $44.7 million fixed rate loan tranche in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranche. As of December 31, 2020, the last-of-layer loan tranche had a fair value basis adjustment of $342 thousand. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $11.9 million as of December 31, 2020 and $7.1 million as of December 31, 2019.

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of December 31, 2020, and December 31, 2019, were as follows:

	December 31, 2020	December 31, 2019
Derivative financial instruments not designated as hedging instruments:	($ in thousands)
Notional amounts:
Option contracts	$—	$908
Spot, forward, and swap contracts with positive fair value	$151,244	$146,397
Spot, forward, and swap contracts with negative fair value	$132,813	$127,003
Fair value:
Option contracts	$—	$(7)
Spot, forward, and swap contracts with positive fair value	$4,658	$2,411
Spot, forward, and swap contracts with negative fair value	$(2,200)	$(1,415)

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

There have not been any changes in the Company’s disclosure controls and procedures that occurred during its fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, these controls and procedures.

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

As of December 31, 2020, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” below.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cathay General Bancorp:

Opinion on Internal Control Over Financial Reporting

We have audited Cathay General Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
February 26, 2021

Item 9B.         Other Information.

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our executive officers, directors, compliance with Section 16 of the Securities Exchange Act of 1934, the code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, and matters relating to corporate governance is incorporated herein by reference from the information set forth under the captions “Proposal One—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors and Corporate Governance” and “Code of Ethics” in our Definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders (our “Proxy Statement”).

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2020, with respect to compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)]
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	$—	2,045,451
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	$—	2,045,451

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

4.1.3	Form of Capital Security Certificate of Cathay Capital Trust III (included within Exhibit 4.1.1).

4.2	Description of the Bancorp’s Common Stock.+

10.1

Form of Indemnification Agreement between the Bancorp and its directors and certain officers. Previously filed with the Securities and Exchange Commission on February 28, 2012, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

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

10.4

Cathay Bank Bonus Deferral Agreement (Amended and Restated). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.**

10.5.1

Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated). Previously filed with the Securities and Exchange Commission on February 29, 2016 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31,2015 and incorporated herein by reference.**

10.5.2

Executive Officer Annual Cash Bonus Program under the Company’s 2005 Incentive Plan (As Amended and Restated). Previously filed with the Securities and Exchange Commission on March 2, 2020 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.**

10.5.3

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – EPS), used to award performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on December 21, 2016, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference.**

10.5.4

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – TSR), used to award performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on December 21, 2016, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference.**

10.5.5

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – ROA), used to award performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on December 21, 2016, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference.**

10.5.6

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Clawback Rider), used in connection with award of performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on December 21, 2016, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference.**

10.5.7

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Time-Based Shares). Previously filed with the Securities and Exchange Commission on March 30, 2017, as an exhibit to the Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.**

10.5.8

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Clawback Rider), used in connection with award of time-based restricted stock units. Previously filed with the Securities and Exchange Commission on March 30, 2017, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference.**

10.5.9

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Immediate Vesting/Deferred Distribution). Previously filed with the Securities and Exchange Commission on May 10, 2018, as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference.**

10.6

Amended and Restated Change of Control Employment Agreement for Dunson K. Cheng dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.6.1

Amended and Restated Change of Control Employment Agreement for Heng W. Chen dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.6.2

Amended and Restated Change of Control Employment Agreement for Kim R. Bingham dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.**

10.6.3

Amended and Restated Change of Control Employment Agreement for Pin Tai dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on November 7, 2014 as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference**

10.6.4.1

First Amendment to Amended and Restated Change of Control Employment Agreement for Pin Tai, dated as of May 3, 2017 Previously filed with the Securities and Exchange Commission on May 4, 2017 as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference. **

10.7

Employment Agreement for Pin Tai dated as of August 18, 2016.  Previously filed with the Securities and Exchange Commission on August 19, 2016 as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference. **

10.7.1

Employment Agreement for Pin Tai dated as of June 20, 2019.  Previously filed with the Securities and Exchange Commission on June 21, 2019 as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference. **

10.8

Consulting Agreement for Pin Tai dated as of June 20, 2019.  Previously filed with the Securities and Exchange Commission on June 21, 2019 as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference. **

10.9

Form of Change of Control Employment Agreement to be entered into with Executive Officers on or after July 16, 2020. Previously filed with the Securities and Exchange Commission on August 7, 2020 as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.**

10.10

Change of Control Employment Agreement for Chang M. Liu dated as of July 16, 2020. Previously filed with the Securities and Exchange Commission on November 9, 2020 as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference.**

10.11

Employment Agreement for Chang M. Liu dated as of July 16, 2020.  Previously filed with the Securities and Exchange Commission on November 9, 2020 as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference.**

21.1	Subsidiaries of the Bancorp.+

23.1	Consent of Independent Registered Public Accounting Firm.+

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Management contract or compensatory plan or arrangement.

+	Filed herewith.
++	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cathay General Bancorp

By:	/s/ Chang M. Liu
Chang M. Liu
President and Chief Executive Officer

Date: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chang M. Liu	President and Chief Executive Officer	February 26, 2021
Chang M. Liu	(principal executive officer)

/s/ Heng W. Chen	Executive Vice President,	February 26, 2021
Heng W. Chen	Chief Financial Officer/Treasurer (principal financial officer) (principal accounting officer)

/s/ Dunson K. Cheng	Executive Chairman of	February 26, 2021
Dunson K. Cheng	the Board

/s/ Peter Wu	Vice Chairman of the Board	February 26, 2021
Peter Wu

/s/ Anthony M. Tang	Vice Chairman of the Board	February 26, 2021
Anthony M. Tang

/s/ Kelly L. Chan	Director	February 26, 2021
Kelly L. Chan

/s/ Michael M.Y. Chang	Director	February 26, 2021
Michael M.Y. Chang

/s/ Nelson Chung	Director	February 26, 2021
Nelson Chung

/s/ Felix S. Fernandez	Director	February 26, 2021
Felix S. Fernandez

/s/ Jane Jelenko	Director	February 26, 2021
Jane Jelenko

/s/ Maan-Huei Hung	Director	February 26, 2021
Maan-Huei Hung

/s/ Joseph C.H. Poon	Director	February 26, 2021
Joseph C.H. Poon

/s/ Richard Sun	Director	February 26, 2021
Richard Sun

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F - 2

Consolidated Balance Sheets at December 31, 2020 and 2019	F - 3

Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2020, 2019, and 2018	F - 4

Consolidated Statements of Changes in Stockholders' Equity for each of the years ended December 31, 2020, 2019, and 2018	F - 5

Consolidated Statements of Cash Flows for each of the years ended December 31, 2020, 2019, and 2018	F - 6

Notes to Consolidated Financial Statements	F - 8

Parent-only condensed financial information of Cathay General Bancorp is included in Note 20 to the Consolidated Financial Statements in this Annual Report on Form 10-K	F - 55

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cathay General Bancorp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cathay General Bancorp and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the general allowance for loan losses

As discussed in Note 1 and 4 to the consolidated financial statements, the Company’s general allowance for loan losses related to non-impaired loans (general allowance) was $160.1 million of a total allowance for loan losses of $166.5 million at December 31, 2020. The general allowance is established for those loans internally classified and risk graded Pass, Watch, Special Mention, or Substandard based on historical losses in the specific loan portfolio employing the classification migration methodology (the quantitative ALL).  The general allowance also includes a reserve determined for that loan group based on environmental factors, including trends in delinquency and non-accrual and other significant factors, such as the national and local economy, the volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and the concentration of credit (the environmental factors reserve).

We identified the assessment of the general allowance as a critical audit matter.  A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the general allowance due to significant measurement uncertainty.  Specifically, complex and subjective auditor judgment was required to assess the methodologies and related data, factors and assumptions used to estimate the quantitative ALL. Such significant assumptions included loan segmentation, look-back period, loss emergence periods, and loan risk grades for commercial, real estate construction and commercial mortgage loans. The assessment also included the development and evaluation of environmental factors. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the general allowance, including controls over the:

‒	development of the general allowance methodologies and loss factors, including significant assumptions

‒	the determination of the environmental factors reserve, including the significant assumptions used in the measurement of the environmental factors

‒	periodic testing of loan risk grades for commercial, real estate construction and commercial mortgage loans

‒	analysis of the general allowance results, trends and ratios.

We evaluated the Company’s process to develop the general allowance by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge who assisted in evaluating:

‒	the general allowance methodology for compliance with U.S. generally accepted accounting principles

‒

the loan segmentation, look-back period, and loss emergence periods, by comparing these inputs and assumptions to the Company’s historical loss information, internal policies and procedures, external metrics, and portfolio risk characteristics

‒

the loan risk grades across loan categories for a selection of commercial, real estate construction and commercial mortgage loans by reviewing borrower level credit information, including sources of repayment, and any relevant guarantees or underlying collateral, and credit policies of the Company

‒

the environmental factor development by comparing these inputs and assumptions to the Company’s historical loss information, internal policies and procedures, and to both internal and external credit factors and consistency with credit trends

‒	the framework used to develop the resulting qualitative factors and the effect of those factors on the general allowance compared to the relevant credit risk factors and credit trends.

We also assessed the sufficiency of the audit evidence obtained related to the Company’s general allowance:

‒	cumulative results of the audit procedures

‒	qualitative aspects of the Company’s accounting practices

‒	potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 1991.

Los Angeles, California
February 26, 2021

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$138,616	$177,240
Short-term investments and interest bearing deposits	1,282,462	416,538
Securities available-for-sale (amortized cost of $1,019,230 in 2020 and $1,443,730 in 2019	1,036,550	1,451,842
Loans	15,644,396	15,075,481
Less: Allowance for loan losses	(166,538)	(123,224)
Unamortized deferred loan fees, net	(2,494)	(626)
Loans, net	15,475,364	14,951,631
Equity securities	23,744	28,005
Federal Home Loan Bank stock	17,250	18,090
Other real estate owned, net	4,918	10,244
Affordable housing investments and alternative energy partnerships, net	309,016	308,681
Premises and equipment, net	102,998	104,239
Customers’ liability on acceptances	13,753	10,694
Accrued interest receivable	59,032	53,541
Goodwill	372,189	372,189
Other intangible assets, net	5,434	6,296
Right-of-use assets- operating leases	30,919	33,990
Other assets	170,889	150,924
Total assets	$19,043,134	$18,094,144

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$3,365,086	$2,871,444
Interest-bearing deposits:
NOW deposits	1,926,135	1,358,152
Money market deposits	3,359,191	2,260,764
Savings deposits	785,672	758,903
Time deposits	6,673,317	7,443,045
Total deposits	16,109,401	14,692,308

Short-term borrowings	—	25,683
Advances from the Federal Home Loan Bank	150,000	670,000
Other borrowings for affordable housing investments	23,714	29,022
Long-term debt	119,136	119,136
Deferred payments from acquisition	—	7,644
Acceptances outstanding	13,753	10,694
Lease liabilities - operating leases	33,484	35,873
Other liabilities	175,502	209,501
Total liabilities	16,624,990	15,799,861
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 90,643,206 issued and 79,508,265 outstanding at December 31, 2020, and 90,064,382 issued and 79,729,419 outstanding at December 31, 2019	906	900
Additional paid-in-capital	964,734	950,466
Accumulated other comprehensive income, net	5,310	2,302
Retained earnings	1,789,325	1,659,153
Treasury stock, at cost (11,134,941 shares at December 31, 2020, and 10,334,963 shares at December 31, 2019)	(342,131)	(318,538)
Total equity	2,418,144	2,294,283
Total liabilities and equity	$19,043,134	$18,094,144

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except share
	and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable	$677,193	$729,619	$652,480
Investment securities	20,599	33,037	28,603
Federal Home Loan Bank stock	952	1,207	1,663
Deposits with banks	1,830	5,404	5,209
Total interest and dividend income	700,574	769,267	687,955
INTEREST EXPENSE
Time deposits	111,629	152,791	86,368
Other deposits	25,396	25,311	20,503
Interest on securities sold under agreements to repurchase	—	—	1,446
Advances from the Federal Home Loan Bank	5,299	7,441	3,739
Long-term debt	5,791	7,847	8,723
Deferred payments from acquisition	115	568	1,090
Short-term borrowings	234	403	187
Total interest expense	148,464	194,361	122,056
Net interest income before provision/(reversal) for credit losses	552,110	574,906	565,899
Provision/(reversal) for credit losses	57,500	(7,000)	(4,500)
Net interest income after provision/(reversal) for credit losses	494,610	581,906	570,399
NON-INTEREST INCOME
Net (losses)/gains from equity securities	(1,148)	5,736	(2,787)
Securities gains, net	1,695	211	22
Letters of credit commissions	6,741	6,407	5,614
Depository service fees	4,949	4,763	5,084
Gain from acquisition	—	—	340
Other operating income	30,583	27,634	23,434
Total non-interest income	42,820	44,751	31,707
NON-INTEREST EXPENSE
Salaries and employee benefits	124,022	129,300	124,477
Occupancy expense	20,634	22,004	20,690
Computer and equipment expense	11,133	11,113	11,402
Professional services expense	21,856	23,107	22,810
Data processing service expense	14,897	13,210	12,438
FDIC and State assessments	8,999	9,617	8,000
Marketing expense	5,224	7,585	7,837
Other real estate owned (income)/loss	(3,091)	1,115	(719)
Operations of investments in affordable housing and alternative energy partnerships, net	58,225	39,731	40,515
Amortization of core deposit premium	687	687	876
Acquisition and integration costs	—	—	2,105
Cost associated with debt redemption	693	—	—
Other operating expense	20,186	19,819	13,988
Total non-interest expense	283,465	277,288	264,419
Income before income tax expense	253,965	349,369	337,687
Income tax expense	25,105	70,234	65,802
Net income attributable to common stockholders	$228,860	$279,135	$271,885
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on securities available for sale	7,680	23,628	(7,934)
Unrealized holding (losses)/gains on cash flow hedge derivatives	(3,478)	(3,171)	1,525
Less: reclassification adjustment for gains included in net income	1,194	149	15
Total other comprehensive income/(loss), net of tax	3,008	20,308	(6,424)
Total comprehensive income	$231,868	$299,443	$265,461
Net income attributable to common stockholders per common share
Basic	$2.88	$3.49	$3.35
Diluted	$2.87	$3.48	$3.33
Basic average common shares outstanding	79,584,560	79,999,703	81,131,269
Diluted average common shares outstanding	79,777,847	80,247,893	81,607,346

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2020, 2019, and 2018
(In thousands, except number of shares)
				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Earnings	Stock	Equity
Balance at December 31, 2017	80,893,379	$891	$932,874	$(2,511)	$1,281,639	$(239,589)	$1,973,304

Cumulative effect of changes in accounting principles	—	—	—	(8,556)	8,556	—	—
Reclassification of tax effects in accumulated other comprehensive income resulting from the new corporate income tax rate	—	—	—	(515)	515	—	—
Dividend Reinvestment Plan	69,084	1	2,821	—	—	—	2,822
Restricted stock units vested	125,207	1	—	—	—	—	1
Warrants exercised	476,064	5	(5)	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(2,440)	—	—	—	(2,440)
Stock issued to directors	16,060	—	649	—	—	—	649
Stock options exercised	35,880	—	838	—	—	—	838
Purchases of treasury stock	(1,113,726)	—	—	—	—	(42,648)	(42,648)
Stock -based compensation	—	—	7,325	—	—	—	7,325
Cash dividends of $1.03 per share	—	—	—	—	(83,446)	—	(83,446)
Other comprehensive loss	—	—	—	(6,424)	—	—	(6,424)
Net income	—	—	—	—	271,885	—	271,885
Balance at December 31, 2018	80,501,948	$898	$942,062	$(18,006)	$1,479,149	$(282,237)	$2,121,866

Dividend Reinvestment Plan	93,143	1	3,365	—	—	—	3,366
Restricted stock units vested	123,762	1	—	—	—	—	1
Shares withheld related to net share settlement of RSUs	—	—	(2,311)	—	—	—	(2,311)
Stock issued to directors	21,160	—	749	—	—	—	749
Purchases of treasury stock	(1,010,594)	—	—	—	—	(36,301)	(36,301)
Stock -based compensation	—	—	6,601	—	—	—	6,601
Cash dividends of $1.24 per share	—	—	—	—	(99,131)	—	(99,131)
Other comprehensive income	—	—	—	20,308	—	—	20,308
Net income	—	—	—	—	279,135	—	279,135
Balance at December 31, 2019	79,729,419	$900	$950,466	$2,302	$1,659,153	$(318,538)	$2,294,283

Dividend Reinvestment Plan	358,157	4	9,773	—	—	—	9,777
Restricted stock units vested	189,557	2	—	—	—	—	2
Shares withheld related to net share settlement of RSUs	—	—	(1,911)	—	—	—	(1,911)
Stock issued to directors	31,110	—	800	—	—	—	800
Purchases of treasury stock	(799,978)	—	—	—	—	(23,593)	(23,593)
Stock -based compensation	—	—	5,606	—	—	—	5,606
Cash dividends of $1.24 per share	—	—	—	—	(98,688)	—	(98,688)
Other comprehensive income	—	—	—	3,008	—	—	3,008
Net income	—	—	—	—	228,860	—	228,860
Balance at December 31, 2020	79,508,265	$906	$964,734	$5,310	$1,789,325	$(342,131)	$2,418,144

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash Flows from Operating Activities
Net income	$228,860	$279,135	$271,885
Adjustments to reconcile net income to net cash provided by operating activities:
Provision/(reversal) for credit losses	57,500	(7,000)	(4,500)
Provision for losses on other real estate owned	717	681	—
Deferred tax provision	(9,486)	9,825	2,343
Depreciation and amortization	7,660	6,756	7,314
Amortization of right-of-use asset	8,852	8,366	—
Change in operating lease liabilities	(2,389)	(7,157)	—
Net gains on sale and transfers of other real estate owned	(4,216)	(212)	(1,187)
Net gains on sale of loans	(413)	(804)	—
Proceeds from sale of loans	11,098	75,257	8,000
Originations of loans held for sale	(10,685)	(2,241)	—
Loss on sales or disposal of fixed assets	45	14	107
Amortization of alternative energy partnerships, venture capital and other investments	58,131	39,898	40,871
Gain on sales and calls of securities	(1,695)	(211)	(22)
Other non-cash interest income	—	—	(1,576)
Amortization of security premiums, net	8,617	3,834	3,018
Loss/(gain) on equity securities	1,148	(5,736)	2,787
Stock based and stock issued to officers and directors compensation expense	6,406	7,350	7,974
Net change in accrued interest receivable and other assets	(21,247)	6,163	(13,984)
Gain from acquisition	—	—	(340)
Net change in other liabilities	(18,948)	21,061	13,848
Net cash provided by operating activities	319,955	434,979	336,538

Cash Flows from Investing Activities
Decrease in interest bearing deposits	—	—	5,000
Purchase of investment securities available-for-sale	(434,165)	(770,206)	(497,787)
Proceeds from repayment, maturity, and call of investment securities available-for-sale	734,485	296,721	447,773
Proceeds from sale of investment securities available-for-sale	117,249	293,849	99,899
Proceeds from sale of equity securities	3,112	2,829	—
Purchase of Federal Home Loan Bank stock	(840)	(1,815)	(5,430)
Redemption of Federal Home Loan Bank stock	1,680	975	11,265
Net increase in loans	(583,136)	(1,147,019)	(1,125,623)
Purchase of premises and equipment	(5,778)	(7,133)	(6,670)
Proceeds from sales of other real estate owned	4,308	2,822	3,820
Increase in investment in affordable housing and alternative energy partnerships	(79,119)	(52,697)	(66,574)
Net cash used in investing activities	(242,204)	(1,381,674)	(1,134,327)

Cash Flows from Financing Activities
Net increase in deposits	1,417,310	989,942	1,012,284
Net decrease in federal funds purchased and securities sold under agreements to repurchase	—	—	(100,000)
Advances from Federal Home Loan Bank	1,450,000	4,355,000	5,130,000
Repayment of Federal Home Loan Bank borrowings	(1,970,000)	(4,215,000)	(5,030,000)
Cash dividends	(98,688)	(99,131)	(83,428)
Purchase of treasury stock	(23,593)	(36,301)	(42,648)
Proceeds from issuance of short-term borrowings	—	25,683	—
Repayment of short-term borrowings	(25,683)	—	—
Repayment of long-term debt and other borrowings	(7,663)	(81,065)	(23,040)
Proceeds from shares issued to Dividend Reinvestment Plan	9,777	3,366	2,822
Proceeds from exercise of stock options	—	—	838
Taxes paid related to net share settlement of RSUs	(1,911)	(2,311)	(3,550)
Net cash provided by financing activities	749,549	940,183	863,278
Increase/(Decrease) in cash, cash equivalents, and restricted cash	827,300	(6,512)	65,489
Cash, cash equivalents, and restricted cash, beginning of the year	593,778	600,290	534,801
Cash, cash equivalents, and restricted cash, end of the year	$1,421,078	$593,778	$600,290

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$162,434	$182,527	$116,524
Income taxes	$45,371	$61,548	$65,866
Non-cash investing and financing activities:
Net change in unrealized holding gain/(loss) on securities available-for-sale, net of tax	$6,486	$23,479	$(7,949)
Net change in unrealized (loss)/gain on interest rate swaps designated as cash flow hedges	$(3,478)	$(3,171)	$1,525
Transfers to other real estate owned from loans held for investment	$—	$860	$5,476
Loans transferred to loans held for sale	$—	$75,285	$—

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

The accompanying Consolidated Financial Statements include the accounts of Cathay General Bancorp (the “Bancorp”), a Delaware corporation, its wholly-owned subsidiaries, Cathay Bank (the “Bank”), a California state-chartered bank, ten limited partnerships investing in affordable housing projects, and GBC Venture Capital, Inc. (together, the “Company,” "we," "us," or "our"). All significant inter-company transactions and balances have been eliminated in consolidation. The Consolidated Financial Statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry.

Organization and Background. The Bancorp’s primary business is to act as the holding company for the Bank.

The Bank is a commercial bank, servicing primarily the individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located. Its operations include the acceptance of checking, savings, and time deposits, and the making of commercial, real estate, and consumer loans. The Bank also offers trade financing, letters of credit, wire transfer, foreign currency spot and forward contracts, Internet banking, investment services, and other customary banking services to its customers. The Bank owns 100% of the common securities of Cathay Holdings LLC.

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

Concentrations. The Bank was incorporated in California and started its business from California. Therefore, loans originated, and deposits solicited were mainly from California. As of December 31, 2020, gross loans were primarily comprised of 48.3% of commercial mortgage loans, 26.5% of residential mortgage loans, and 18.1% of commercial loans. As of December 31, 2020, approximately 52% of the Bank’s residential mortgages were for properties located in California.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

As provided by the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) and extended by the Consolidated Appropriation Act ("CAA"), the Company has elected to delay its adoption of ASU 2016-13. Although the CAA permits a delay in the adoption of ASU 2016-13 until the date on which the national emergency related to the COVID-19 outbreak is terminated or January 1, 2022, whichever occurs first, the Company will be adopting ASU 2016-13 as of January 1, 2021.

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

Investment in Federal Home Loan Bank (“FHLB”) Stock. As a member of the FHLB system the Bank is required to maintain an investment in the capital stock of the FHLB. The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB. FHLB stock is carried at cost and is pledged as collateral to the FHLB. FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value. The carrying amount of the FHLB stock was $17.3 million at December 31, 2020, and $18.1 million at December 31, 2019. As of December 31, 2020, the Company owned 172,500 shares of FHLB stock, which exceeded the minimum stock requirement of 150,000 shares.

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

Loans held for sale. Loans held for sale are carried at the lower of aggregate cost or fair value. Gains and losses are recorded in non-interest income based on the difference between sales proceeds, net of sales commissions, and carrying value. When a determination is made at the time of commitment to originate or purchase loans as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the “foreseeable future,” subject to periodic review under the Company’s management evaluation processes, including asset/liability management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from the loans held-for-investment portfolio to the loans held-for-sale portfolio at lower of aggregate cost or fair value.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Impaired Loans. A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (i.e. both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. The Company stratifies its loan portfolio by size and treats smaller non-performing loans with an outstanding balance based on the Company’s defined criteria, generally where the loan amount is $500 thousand or less, as a homogenous portfolio. Once a loan has been identified as a possible problem loan, the Company conducts a periodic review of such loan in order to test for impairment. When loans are placed on an impaired status, previously accrued but unpaid interest is reversed against current income and subsequent payments received are generally first applied toward the outstanding principal balance of the loan.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Other Real Estate Owned ("OREO"). Real estate acquired in the settlement of loans is initially recorded at fair value, less estimated costs to sell. Specific valuation allowances on other real estate owned are recorded through charges to operations to recognize declines in fair value subsequent to foreclosure. Gain or loss on sale is recognized when certain criteria relating to the buyer’s initial and continuing investment in the property are met.

Investments in Affordable Housing Partnerships and Other Tax Credit Investments. The Company is a limited partner in limited partnerships that invest in low-income housing projects that are intended to qualify for Federal and/or State income tax credits and limited partnerships that invests in alternative energy systems that are intended to qualify for alternative energy tax credits. As further discussed in Note 5 to the Consolidated Financial Statements, the partnership interests are accounted for utilizing the equity method of accounting. As of December 31, 2020, ten of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The Company therefore consolidated the financial statements of these ten limited partnerships into the Consolidated Financial Statements. The tax credits from these partnerships are recognized in the consolidated financial statements to the extent they are utilized on the Company’s income tax returns. The investments are reviewed for impairment on an annual basis or on an interim basis if an event occurs that would trigger potential impairment.

Investments in Venture Capital. The Company invests in limited partnerships that invest in nonpublic companies. These are commonly referred to as venture capital investments. These limited partnership interests are carried under the cost method with other-than-temporary impairment charged against net income.

Goodwill and Goodwill Impairment. Goodwill and other intangible assets are assessed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company performed its annual impairment test and determined no impairment existed as of December 31, 2020.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Derivatives. The Company follows ASC Topic 815 that establishes accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in the Company’s Consolidated Balance Sheets at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and, if so, the type of hedge. Fair value is determined using third-party models with observable market data. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivatives are reflected in current earnings, together with changes in the fair value of the related hedged item if there is a highly effective correlation between changes in the fair value of the interest rate swaps and changes in the fair value of the underlying asset or liability that is intended to be hedged. If there is not a highly effective correlation between changes in the fair value of the interest rate swap and changes in the fair value of the underlying asset or liability that is intended to be hedged, then only the changes in the fair value of the interest rate swaps are reflected in the Company’s consolidated financial statements.

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

Comprehensive Income/(loss). Comprehensive income/(loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income/(loss) generally includes net income/(loss), unrealized gains and losses on investments in securities available-for-sale, and cash flow hedges. Comprehensive income/(loss) and its components are reported and displayed in the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

Recent Accounting Pronouncements

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

In  October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs.” ASU 2020-08 clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates. ASU 2020-8 will be effective for us on January 1, 2021 and is not expected to have a significant impact on our financial statements.

In  January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” ASU 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. The Company is evaluating the impact of adopting ASU 2021-01 on the Company’s Consolidated Financial Statements.

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

The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were $60 thousand for 2020 and $110 thousand for 2019. The average excess balance with Federal Reserve Bank was $874.8 million in 2020 and $199.0 million in 2019. At December 31, 2020 and December 31, 2019, the Company had $34.7 million and $17.7 million, respectively, on deposit in a cash margin account that serves as collateral for interest rate swaps. These amounts included $11.9 million and $7.1 million, respectively, on deposit in a cash margin account that serves as collateral for the Bancorp’s interest rate swaps. As of December 31, 2020 and December 31, 2019, the Company held $9.3 million and $18.9 million, respectively, in a restricted escrow account with a major bank for its alternative energy investments.

3.	Investment Securities

Investment Securities. The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of debt securities available-for-sale as of December 31, 2020 and December 31, 2019:

	As of December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$80,948	$6	$6	$80,948
U.S. government agency entities	99,944	441	546	99,839
Mortgage-backed securities	709,709	17,965	606	727,068
Collateralized mortgage obligations	10,358	—	34	10,324
Corporate debt securities	118,271	367	267	118,371
Total securities available-for-sale	$1,019,230	$18,779	$1,459	$1,036,550

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

	As of December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$74,926	$10	$—	$74,936
U.S. government agency entities	90,452	663	319	90,796
U.S. government sponsored entities	225,000	—	557	224,443
Mortgage-backed securities	880,040	8,574	824	887,790
Collateralized mortgage obligations	569	—	17	552
Corporate debt securities	172,743	605	23	173,325
Total securities available-for-sale	$1,443,730	$9,852	$1,740	$1,451,842

The amortized cost and fair value of investment securities at December 31, 2020, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-for-Sale
	As of December 31, 2020
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$131,974	$132,026
Due after one year through five years	54,820	54,688
Due after five years through ten years	190,440	194,029
Due after ten years	641,996	655,807
Total	$1,019,230	$1,036,550

Proceeds from the sale of investment securities were $117.2 million during 2020 compared to $293.8 million during 2019. Proceeds from repayments, maturities and calls of investment securities during 2020 were $734.5 million compared to $296.7 million during 2019. In 2020, the Company recorded realized gains of $1.7 million and zero losses on sales of investment securities compared to realized gains of $583 thousand and losses of $372 thousand in 2019.

The temporarily impaired securities represent 17.9% of the fair value of investment securities as of December 31, 2020. Unrealized losses for securities with unrealized losses for less than twelve months represent 0.3%, and securities with unrealized losses for twelve months or longer represent 2.1%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rates or spreads subsequent to the date that these securities were purchased.

Total unrealized losses of $1.5 million at December 31, 2020, were primarily caused by increases in interest rates or the widening of credit and liquidity spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

At December 31, 2020, management believed the impairment was temporary and, accordingly, there was no impairment loss on debt securities has been recognized in our Consolidated Statements of Operations as of December 31, 2020. The Company expects to recover the amortized cost basis of its debt securities and has no intent to sell and believes it is more likely than not that it will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The tables below show the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of December 31, 2020, and December 31, 2019:

	As of December 31, 2020
	Temporarily Impaired Securities
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$40,952	$6	$—	$—	$40,952	$6
U.S. government agency entities	26,390	102	40,009	444	66,399	546
Mortgage-backed securities	1,694	23	8,093	583	9,787	606
Collateralized mortgage obligations	10,131	25	193	9	10,324	34
Corporate debt securities	58,405	267	—	—	58,405	267
Total securities available-for-sale	$137,572	$423	$48,295	$1,036	$185,867	$1,459

	As of December 31, 2019
	Temporarily Impaired Securities
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. government agency entities	$48,829	$172	$3,570	$147	$52,399	$319
U.S. government sponsored entities	—	—	224,443	557	224,443	557
Mortgage-backed securities	43,719	36	120,801	788	164,520	824
Collateralized mortgage obligations	—	—	552	17	552	17
Corporate debt securities	51,791	23	—	—	51,791	23
Total securities available-for-sale	$144,339	$231	$349,366	$1,509	$493,705	$1,740

Investment securities having a carrying value of $22.7 million at December 31, 2020, and $20.1 million at December 31, 2019, were pledged to secure public deposits, other borrowings, treasury tax and loan, securities sold under agreements to repurchase, and foreign exchange transactions.

The adoption of ASU 2016-01 resulted in approximately $8.6 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018. For the year ended December 31, 2020, the Company recognized a net loss of $1.1 million due to the decrease in fair value of equity investments with readily determinable fair values, compared to a net gain of $5.7 million in 2019. Equity securities were $23.7 million as of December 31, 2020, compared to $28.0 million as of December 31, 2019.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

4.	Loans

Most of the Company’s business activity is in markets with a concentration of Chinese-American individuals and businesses located in Southern and Northern California; New York City; Houston and Dallas, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; Las Vegas, Nevada; and Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects its loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral.

The components of loans in the Consolidated Balance Sheets as of December 31, 2020, and December 31, 2019, were as follows:

	As of December 31,
	2020	2019
	(In thousands)
Type of Loans:
Commercial loans	$2,836,833	$2,778,744
Real estate construction loans	679,492	579,864
Commercial mortgage loans	7,555,027	7,275,262
Residential mortgage loans	4,145,389	4,088,586
Equity lines	424,555	347,975
Installment and other loans	3,100	5,050
Gross loans	15,644,396	15,075,481
Less:
Allowance for loan losses	(166,538)	(123,224)
Unamortized deferred loan fees	(2,494)	(626)
Total loans and leases, net	$15,475,364	$14,951,631

The Company pledged real estate loans of $11.2 billion at December 31, 2020, and $10.6 billion at December 31, 2019, to the Federal Home Loan Bank of San Francisco under its blanket lien pledging program. In addition, the Bank pledged $7.5 million at December 31, 2020, and $31.9 million at December 31, 2019, of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program.

Loans serviced for others as of December 31, 2020, totaled $173.5 million and were comprised of $110.5 million of residential mortgages, $30.9 million of commercial real estate loans, $29.0 million of construction loans, and $3.1 million of commercial loans.

The Company has entered into transactions with its directors, executive officers, or principal holders of its equity securities, or the associates of such persons (“Related Parties”). All loans to Related Parties were current as of December 31, 2020. An analysis of the activity with respect to loans to Related Parties for the years indicated is as follows:

	December 31,
	2020	2019
	(In thousands)
Balance at beginning of year	$43,952	$47,263
Additional loans made	23,102	19,036
Payment received	(15,766)	(22,347)
Balance at end of year	$51,288	$43,952

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

At December 31, 2020, recorded investment in impaired loans totaled $95.4 million and were comprised of nonaccrual loans of $67.7 million and accruing TDR’s of $27.7 million. At December 31, 2019, recorded investment in impaired loans totaled $75.9 million and were comprised of nonaccrual loans of $40.5 million and accruing TDR’s of $35.4 million. The average balance of impaired loans was $91.4 million in 2020 and $102.6 million in 2019. We considered all non-accrual loans and TDRs to be impaired. Interest recognized on impaired loans totaled $2.4 million in 2020 and $2.1 million in 2019. The Bank recognizes interest income on impaired loans based on its existing method of recognizing interest income on non-accrual loans except accruing TDRs. For impaired loans, the amounts previously charged off represent 7.1% and 2.1% of the contractual balances for impaired loans at December 31, 2020 and 2019, respectively.

The following table presents impaired loans and the related allowance as of December 31, 2020 and 2019:

	Impaired Loans
	As of December 31, 2020			As of December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance
Commercial loans	$23,784	$20,698	$—	$20,134	$15,857	$—
Real estate construction loans	5,776	4,286	—	5,776	4,580	—
Commercial mortgage loans	22,877	22,287	—	9,234	9,030	—
Residential mortgage and equity lines	6,379	6,307	—	6,171	6,073	—
Subtotal	$58,816	$53,578	$—	$41,315	$35,540	$—
With allocated allowance
Commercial loans	$13,703	$6,372	$1,030	$8,769	$8,739	$2,543
Commercial mortgage loans	31,134	31,003	5,254	26,117	26,040	473
Residential mortgage and equity lines	5,005	4,452	145	6,740	5,540	220
Subtotal	$49,842	$41,827	$6,429	$41,626	$40,319	$3,236
Total impaired loans	$108,658	$95,405	$6,429	$82,941	$75,859	$3,236

The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	For the year ended December 31,
	2020	2019	2018	2020	2019	2018
	Average Recorded Investment			Interest Income Recognized
	(In thousands)
Commercial loans	$31,009	$37,475	$44,486	$246	$412	$685
Real estate construction loans	4,408	4,697	6,835	294	—	—
Commercial mortgage loans	41,649	47,612	57,596	1,602	1,366	2,125
Residential mortgage and equity lines	14,287	12,799	13,679	252	306	356
Subtotal	$91,353	$102,583	$122,596	$2,394	$2,084	$3,166

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table is a summary of non-accrual loans as of December 31, 2020, 2019, and 2018 and the related net interest foregone for the years then ended:

	2020	2019	2018
	(In thousands)
Non-accrual portfolio loans	$67,684	$40,523	$41,815

Contractual interest due	$3,093	$1,775	$1,618
Interest recognized	1,008	85	66
Net interest foregone	$2,085	$1,690	$1,552

The following tables present the aging of the loan portfolio by type as of December 31, 2020, and December 31, 2019:

	As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total	Amortized Cost > 90 days and Accruing
Type of Loans:	(In thousands)
Commercial loans	$52,601	$3,182	$2,947	$23,087	$81,817	$2,755,016	$2,836,833	$2,947
Real estate construction loans	6,257	—	—	4,286	10,543	668,949	679,492	—
Commercial mortgage loans	45,186	18,069	2,035	33,715	99,005	7,456,022	7,555,027	2,035
Residential mortgage loans	14,315	4,223	—	6,596	25,134	4,544,810	4,569,944	—
Installment and other loans	43	—	—	—	43	3,057	3,100	—
Total loans	$118,402	$25,474	$4,982	$67,684	$216,542	$15,427,854	$15,644,396	$4,982

	As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total	Amortized Cost > 90 days and Accruing
Type of Loans:	(In thousands)
Commercial loans	$24,681	$9,954	$6,409	$19,381	$60,425	$2,718,319	$2,778,744	$6,409
Real estate construction loans	5,846	6,753	—	4,580	17,179	562,685	579,864	—
Commercial mortgage loans	7,694	2,609	—	9,928	20,231	7,255,031	7,275,262	—
Residential mortgage loans	26,028	965	—	6,634	33,627	4,402,934	4,436,561	—
Installment and other loans	—	—	—	—	—	5,050	5,050	—
Total loans	$64,249	$20,281	$6,409	$40,523	$131,462	$14,944,019	$15,075,481	$6,409

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

At December 31, 2020, accruing TDRs were $27.7 million and non-accrual TDRs were $9.0 million compared to accruing TDRs of $35.3 million and non-accrual TDRs of $18.0 million at December 31, 2019. The Company had allocated specific reserves of $122 thousand to accruing TDRs and $24 thousand to non-accrual TDRs at December 31, 2020, and $822 thousand to accruing TDRs and $2.2 million to non-accrual TDRs at December 31, 2019. The following table presents TDRs that were modified during 2020, their specific reserve at December 31, 2020, and charge-offs during 2020:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-offs
	(Dollars in thousands)

Commercial loans	5	$5,417	$5,417	$—	$—
Total	5	$5,417	$5,417	$—	$—

The following table presents TDRs that were modified during 2019, their specific reserve at December 31, 2019, and charge-offs during 2019:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-offs
	(Dollars in thousands)

Commercial loans	23	$25,937	$21,874	$2,190	$4,063
Residential mortgage and equity lines	1	42	42	—	—
Total	24	$25,979	$21,916	$2,190	$4,063

The following table presents TDRs that were modified during 2018, their specific reserve at December 31, 2018, and charge-offs during 2018:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-off
	(Dollars in thousands)

Commercial loans	23	$13,290	$13,290	$1,384	$—
Commercial mortgage loans	7	14,626	14,626	111	—
Residential mortgage and equity lines	4	1,214	1,214	23	—
Total	34	$29,130	$29,130	$1,518	$—

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

A summary of TDRs by type of concession and by type of loans as of December 31, 2020, and December 31, 2019, are shown below:

	December 31, 2020
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$3,983	$—	$—	$3,983
Commercial mortgage loans	515	5,635	13,425	19,575
Residential mortgage loans	1,724	275	2,164	4,163
Total accruing TDRs	$6,222	$5,910	$15,589	$27,721

	December 31, 2020
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$8,462	$—	$—	$8,462
Residential mortgage loans	523	—	—	523
Total non-accrual TDRs	$8,985	$—	$—	$8,985

	December 31, 2019
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$5,215	$—	$—	$5,215
Commercial mortgage loans	615	5,748	18,779	25,142
Residential mortgage loans	2,525	311	2,143	4,979
Total accruing TDRs	$8,355	$6,059	$20,922	$35,336

	December 31, 2019
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$16,692	$—	$—	$16,692
Residential mortgage loans	1,220	—	136	1,356
Total non-accrual TDRs	$17,912	$—	$136	$18,048

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The activity within our TDR loans for 2020, 2019, and 2018 are shown below:

Accruing TDRs	2020	2019	2018
	(In thousands)
Beginning balance	$35,336	$65,071	$68,565
New restructurings	5,417	15,432	26,114
Restructured loans restored to accrual status	263	365	2,896
Charge-offs	—	(1,341)	—
Payments	(13,295)	(42,895)	(30,406)
Restructured loans placed on non-accrual	—	(1,296)	(2,098)
Ending balance	$27,721	$35,336	$65,071

Non-accrual TDRs	2020	2019	2018
	(In thousands)
Beginning balance	$18,048	$24,189	$33,416
New restructurings	—	10,547	3,015
Restructured loans placed on non-accrual	—	1,296	2,098
Charge-offs	(4,970)	(3,607)	(2,347)
Payments	(3,830)	(14,012)	(9,097)
Restructured loans restored to accrual status	(263)	(365)	(2,896)
Ending balance	$8,985	$18,048	$24,189

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as a TDR during the previous twelve months and which had subsequently defaulted as of December 31, 2020.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty. As of December 31, 2020, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

The CARES Act, signed into law on March 27, 2020, and as extended by the CAA, 2021, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2021 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The Company is applying this guidance to qualifying loan modifications.

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

●	Loss – These loans are deemed uncollectible and of such little value that to continue to carry the loans as an active asset is no longer warranted.

The following tables present loan portfolio by risk rating as of December 31, 2020 and December 31, 2019:

	As of December 31, 2020
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,581,128	$141,344	$108,788	$5,573	$2,836,833
Real estate construction loans	593,196	82,010	4,286	—	679,492
Commercial mortgage loans	7,202,568	186,283	166,176	—	7,555,027
Residential mortgage and equity lines	4,547,052	11,647	11,245	—	4,569,944
Installment and other loans	3,100	—	—	—	3,100
Total gross loans	$14,927,044	$421,284	$290,495	$5,573	$15,644,396

	As of December 31, 2019
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,528,944	$166,016	$83,784	$—	$2,778,744
Real estate construction loans	461,597	113,687	4,580	—	579,864
Commercial mortgage loans	6,992,933	196,454	85,875	—	7,275,262
Residential mortgage and equity lines	4,427,205	914	8,442	—	4,436,561
Installment and other loans	5,050	—	—	—	5,050
Total gross loans	$14,415,729	$477,071	$182,681	$—	$15,075,481

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of December 31, 2020 and December 31, 2019.

		Real Estate	Commercial	Residential
	Commercial	Construction	Mortgage	Mortgage	Consumer
	Loans	Loans	Loans	and Equity Lines	and Other	Total
	(In thousands)
December 31, 2020
Loans individually evaluated for impairment
Allowance	$1,030	$—	$5,254	$145	$—	$6,429
Balance	$27,070	$4,286	$53,289	$10,760	$—	$95,405

Loans collectively evaluated for impairment
Allowance	$67,712	$30,854	$43,951	$17,592	$—	$160,109
Balance	$2,809,763	$675,206	$7,501,738	$4,559,184	$3,100	$15,548,991

Total allowance	$68,742	$30,854	$49,205	$17,737	$—	$166,538
Total balance	$2,836,833	$679,492	$7,555,027	$4,569,944	$3,100	$15,644,396

December 31, 2019
Loans individually evaluated for impairment
Allowance	$2,543	$—	$473	$220	$—	$3,236
Balance	$24,596	$4,580	$35,070	$11,613	$—	$75,859

Loans collectively evaluated for impairment
Allowance	$54,478	$19,474	$33,129	$12,888	$19	$119,988
Balance	$2,754,148	$575,284	$7,240,192	$4,424,948	$5,050	$14,999,622

Total allowance	$57,021	$19,474	$33,602	$13,108	$19	$123,224
Total balance	$2,778,744	$579,864	$7,275,262	$4,436,561	$5,050	$15,075,481

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2020 and 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)
2019 Beginning Balance	$54,978	$19,626	$33,487	$14,282	$18	$122,391

Provision/(reversal) for loan losses	4,885	(4,764)	(5,216)	(1,906)	1	(7,000)

Charge-offs	(6,997)	—	—	—	—	(6,997)
Recoveries	4,155	4,612	5,331	732	—	14,830
Net (Charge-offs)/Recoveries	(2,842)	4,612	5,331	732	—	7,833

2019 Ending Balance	$57,021	$19,474	$33,602	$13,108	$19	$123,224
Reserve for impaired loans	$2,543	$—	$473	$220	$—	$3,236
Reserve for non-impaired loans	$54,478	$19,474	$33,129	$12,888	$19	$119,988
Reserve for off-balance sheet credit commitments	$2,301	$1,047	$193	$311	$3	$3,855

2020 Beginning Balance	$57,021	$19,474	$33,602	$13,108	$19	$123,224
Provision/(reversal) for loan losses	26,450	11,380	15,164	4,525	(19)	57,500

Charge-offs	(21,996)	—	—	—	—	(21,996)
Recoveries	7,267	—	439	104	—	7,810
Net (Charge-offs)/Recoveries	(14,729)	—	439	104	—	(14,186)

2020 Ending Balance	$68,742	$30,854	$49,205	$17,737	$—	$166,538

Reserve for impaired loans	$1,030	$—	$5,254	$145	$—	$6,429
Reserve for non-impaired loans	$67,712	$30,854	$43,951	$17,592	$—	$160,109
Reserve for off-balance sheet credit commitments	$4,802	$690	$101	$284	$3	$5,880

An analysis of the activity in the allowance for credit losses for the years ended December 31, 2020, 2019, and 2018 is as follows:

	For the year ended December 31,
	2020	2019	2018
Allowance for Loan Losses	(In thousands)
Balance at beginning of year	$123,224	$122,391	$123,279
Provision/(reversal) for credit losses	57,500	(7,000)	(4,500)
Loans charged off	(21,996)	(6,997)	(3,206)
Recoveries of charged off loans	7,810	14,830	6,818
Balance at end of year	$166,538	$123,224	$122,391

Reserve for Off-balance Sheet Credit Commitments
Balance at beginning of year	$3,855	$2,250	$4,588
Provision/(reversal) for credit losses and transfers	2,025	1,605	(2,338)
Balance at end of year	$5,880	$3,855	$2,250

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Residential mortgage loans in process of formal foreclosure proceedings were $808 thousand at December 31, 2020, compared to $1.0 million at December 31, 2019.

The ongoing COVID-19 pandemic has caused significant disruption in the United States and international economies and financial markets. Although banks have generally been permitted to continue operating, the COVID-19 pandemic has caused disruptions to our business and could cause material disruptions to our business and operations in the future. The Company has continued its efforts to support its customers affected by the pandemic and to maintain asset quality and balance sheet strength, including the following:

•

The Company has provided loans through the SBA's Paycheck Protection Program, or “PPP”. As of December 31, 2020, 1,362 PPP loans with a current balance of $240.9 million have been approved by the Small Business Administration and an additional $23.3 million have been forgiven. These loans do not carry an allowance for loan losses.

•

The Company has outstanding COVID-19 modifications on approximately 23 commercial real estate loans totaling $81.0 million as of December 31, 2020, which represented 1.1% of the Bank’s commercial real estate loans and 12 commercial loans, totaling $56.7 million, which represented 2.0% of the total commercial loans.

•

As of December 31, 2020, COVID-19 modifications outstanding include 78, or $40.7 million, in residential mortgage loans, that represented 1.0% of the total residential mortgage portfolio, and 7 HELOC loans totaling $2.2 million, which represented 0.5% of total HELOC loans.

5.	Investments in Affordable Housing and Alternative Energy Partnerships

The Company holds ownership interests in a number of limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States and alternative energy partnerships that qualify for energy tax credits. The Company evaluates its interests in these partnerships to determine whether they meet the definition of a Variable Interest Entity (“VIE”) and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company's involvement with the VIE. While the Company has determined that its interests in these entities meet the definition of a variable interest in accordance with ASC 810, the Company has determined that the Company is not the primary beneficiary in all but ten of these partnerships because the Company does not have the power to direct the activities that most significantly impact the economic performance of the entities including operational and credit risk management activities.  As the Company is not the primary beneficiary, the Company did not consolidate the entities.

The investments in these entities approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $309.0 million and $308.7 million as of December 31, 2020 and 2019, respectively.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The Company’s investments in these partnerships, net, are presented in the table below:

	As of December 31,
(In thousands)	2020	2019

Investments in affordable housing partnerships, net	$279,981	$276,506
Other borrowings for affordable housing limited partnerships	$23,714	$29,022
Investments in affordable housing and alternative energy partnerships, unfunded commitments	$103,060	$114,541
Investments in alternative energy tax credit partnerships, net	$29,035	$32,175

At December 31, 2020, ten of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s Consolidated Financial Statements increased total assets and liabilities by $31.4 million at December 31, 2020, and by $36.3 million at December 31, 2019. Recourse in other borrowings for affordable housing limited partnerships is limited to the assets of the limited partnerships. Investments in alternative energy partnerships were $29.0 million as of December 31, 2020. At December 31, 2020, $9.3 million of this investment is in an escrow account with a major bank. These funds will be disbursed in 2021 for solar energy systems to be installed in 2021 and will be expected to generate solar tax credits of $9.1 million. Unfunded commitments for affordable housing limited partnerships and alternative energy tax credit partnerships were recorded under other liabilities.

As of December 31, 2020, the Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships, net, are estimated to be paid as follows:

Amount
Year Ending December 31,	(In thousands)
2021	$41,602
2022	34,696
2023	19,782
2024	1,408
2025	619
Thereafter	4,953
Total unfunded commitments	$103,060

Each of the partnerships must meet regulatory requirements for affordable housing and alternative energy projects, including long-term minimum compliance periods (such as a 15-year minimum compliance period for certain affordable housing tax credits) to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining tax credits to be utilized over a multiple-year period are $218.6 million for Federal and $3.1 million for state as of December 31, 2020. The possible inability to realize these tax credits and other returns from our investments in these partnerships can have a negative impact on our financial results. The risk of not being able to realize the tax credits and other returns depends on many factors, including changes in the applicable provisions of the tax code, the ability of the projects to be completed and properly managed and other factors that are outside of our control.  Losses in excess of the Bank’s investment in three limited partnerships have not been recorded in the Company’s Consolidated Financial Statements because the Company had fully satisfied all capital commitments required under the respective limited partnership agreements. In 2020, non-interest expense included a $1.4 million impairment charge for investments in low income housing partnerships. In 2019, non-interest expense included a $2.1 million impairment charge for investments in low income housing partnerships.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table summarizes the Company’s usage of affordable housing and other tax credits including energy tax credits.

	As of December 31,
(In thousands)	2020	2019	2018

Affordable housing and other tax credits recognized	$23,273	$21,523	$18,860
Alternative energy tax credit usage	$29,706	$17,786	$15,013

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

6.	Premises and Equipment

Premises and equipment consisted of the following as of December 31, 2020, and December 31, 2019:

	As of December 31,
	2020	2019
	(In thousands)
Land and land improvements	$42,476	$42,476
Building and building improvements	79,953	79,819
Furniture, fixtures and equipment	62,835	60,141
Leasehold improvement	17,819	17,380
Construction in process	2,061	1,647
	205,144	201,463
Less: Accumulated depreciation/amortization	102,146	97,224
Premises and equipment, net	$102,998	$104,239

The amount of depreciation/amortization included in operating expense was $7.0 million in 2020, $6.1 million in 2019, and $6.4 million in 2018.

7.	Deposits

The following table displays deposit balances as of December 31, 2020, and December 31, 2019:

	As of December 31,
	2020	2019
	(In thousands)

Demand	$3,365,086	$2,871,444
NOW accounts	1,926,135	1,358,152
Money market accounts	3,359,191	2,260,764
Saving accounts	785,672	758,903
Time deposits	6,673,317	7,443,045
Total	$16,109,401	$14,692,308

Time deposits outstanding as of December 31, 2020, mature as follows.

	Expected Maturity Date at December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
	(In thousands)
Time deposits	$6,507,616	$107,311	$58,261	$69	$48	$12	$6,673,317

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Accrued interest payable on customer deposits was $8.5 million at December 31, 2020, $22.3 million at December 31, 2019, and $10.5 million at December 31, 2018. The following table summarizes the interest expense on deposits by account type for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Interest bearing demand	$2,816	$2,371	$2,718
Money market accounts	21,574	21,508	16,202
Saving accounts	1,006	1,432	1,583
Time deposits	111,629	152,791	86,368
Total	$137,025	$178,102	$106,871

The aggregate amount of domestic time deposits in denominations that meet or exceed the current FDIC insurance limit of $250 thousand was $2.9 billion and $3.1 billion as of December 31, 2020 and 2019, respectively. Foreign offices' time deposits of $142.8 million and $192.9 million as of December 31, 2020 and 2019, respectively, were in denominations of $250 thousand or more.

8.	Borrowed Funds

There were no outstanding securities sold under agreements to repurchase at December 31, 2020, and December 31, 2019.

Securities sold under agreements to repurchase, if any, are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold.

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	2020	2019	2018
	(Dollars in thousands)

Average amount outstanding during the year (1)	$—	$—	$49,589
Maximum amount outstanding at month-end (2)	—	—	100,000
Balance, December 31	—	—	—
Rate, December 31	—%	—%	—%
Weighted average interest rate for the year	—%	—%	—%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balance was January 2018.

As of December 31, 2020, there were no over-night borrowings from the FHLB compared to $450.0 million at a rate of 1.66% at December 31, 2019. As of December 31, 2020, the advances from the FHLB were $150.0 million at a weighted average rate of 2.15% compared to $220.0 million at a weighted average rate of 2.26% as of December 31, 2019. As of December 31, 2020, final maturity for the FHLB advances is $5.0 million in May 2021, $50.0 million in June 2021, $75.0 million in July 2021, and $20.0 million in May 2023.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Other Liabilities. On November 23, 2004, the Company entered into an agreement with Mr. Dunson K. Cheng, pursuant to which he agreed to defer any bonus amounts in excess of $225 thousand for the year ended December 31, 2005, until the later of January 1 of the first year following his separation from service from the Company or the first day of the seventh month following his separation from service from the Company. Accordingly, an amount equal to $610 thousand was deferred in 2004 and was accrued in other liabilities in the Consolidated Balance Sheets. The Company agreed to accrue interest on the deferred portion of the bonus at 7.0% per annum compounded quarterly. The deferred amount will be increased each quarter by the amount of interest computed for that quarter. On November 23, 2014, the interest rate was reset to 5.06% based on 275 basis points above the interest rate on the ten-year Treasury Note on that date. On March 13, 2014, the Compensation Committee of the Company awarded Mr. Cheng a cash bonus in the amount of $300 thousand for the quarter ended December 31, 2013, and provided as part of the award that payment of the bonus would be deferred until the later of January 1 of the first year following his separation from service from the Company or the first day of the seventh month following his separation from service from the Company. The Company accrues interest on the deferred bonus at 5.02% per annum compounded quarterly. On March 28, 2019, the interest rate was reset to 5.72% based on 350 basis points above the interest rate on the five-year Treasury Note on that date.

Interest of $105 thousand during 2020, $99 thousand during 2019, and $92 thousand during 2018 was accrued on the deferred bonuses. The balance was $2.1 million at December 31, 2020, and $2.0 million at December 31, 2019.

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

At December 31, 2020, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 2.40%, compared to $119.1 million with a weighted average rate of 4.09% at December 31, 2019. The Junior Subordinated Notes have a stated maturity term of 30 years. Interest expense, excluding impact of cash flow interest rate swaps entered into during June 2014, on the Junior Subordinated Notes was $3.6 million for 2020, $5.6 million for 2019, and $5.2 million for 2018.

9.	Capital Resources

Total equity was $2.42 billion at December 31, 2020, an increase of $123.9 million, or 5.4%, from $2.29 billion at December 31, 2019, primarily due to increases in net income of $228.9 million, proceeds from dividend reinvestment of $9.8 million, stock based compensation of $5.6 million, and other comprehensive income of $3.0 million, offset by shares withheld related to net share settlement of RSUs of $1.9 million, purchase of treasury stock of $23.6 million, and common stock cash dividends of $98.7 million. The Company paid cash dividends of $1.24 per common share in 2020 and $1.24 per common share in 2019.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

On May 7, 2019, the Board of Directors approved a stock repurchase program to buy back up to $50.0 million of Bancorp’s common stock. In 2019, the Company repurchased 741,934 shares for $26.4 million, at an average cost of $35.59 per share under the May 2019 repurchase program. In December 2020, the Company completed the May 2019 stock repurchase program with the repurchase of 1,541,912 shares in total for approximately $50.0 million at an average cost of $32.43 per share of Bancorp’s common stock.

The five special purpose trusts established for the purpose of issuing the Capital Securities are considered variable interest entities. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the Consolidated Financial Statements of the Company. The Junior Subordinated Notes, all of which were issued before May 19, 2010, are currently included in the Tier 2 capital of the Bancorp for regulatory capital purposes. Under the Dodd-Frank Act, trust preferred securities issued before May 19, 2010 by bank holding companies with assets of less than $15.0 billion as of December 31, 2009 continue to qualify for Tier 1 capital treatment. As of December 31, 2020 and 2019, the Company’s assets exceeded the $15.0 billion threshold and, as a result, the Junior Subordinated Notes no longer qualify as Tier 1 capital for regulatory reporting purposes.

The table below summarizes the outstanding Junior Subordinated Notes issued by the Company to each trust as of December 31, 2020:

		Principal	Not			Current	Date of	Payable/
	Issuance	Balance of	Redeemable	Stated	Annualized	Interest	Rate	Distribution
Trust Name	Date	Notes	Until	Maturity	Coupon Rate	Rate	Change	Date
(Dollars in thousands)
Cathay Capital Trust I	June 26,	$20,619	June 30,	June 30,	3-month	3.39%	December 30,	March 30
	2003		2008	2033	LIBOR		2020	June 30
					+ 3.15%			September 30
								December 30

Cathay Statutory Trust I	September 17,	20,619	September 17,	September 17,	3-month	3.23%	December 17,	March 17
	2003		2008	2033	LIBOR		2020	June 17
					+ 3.00%			September 17
								December 17

Cathay Capital Trust II	December 30,	12,887	March 30,	March 30,	3-month	3.14%	December 30,	March 30
	2003		2009	2034	LIBOR		2020	June 30
					+ 2.90%			September 30
								December 30

Cathay Capital Trust III	March 28,	46,392	June 15,	June 15,	3-month	1.70%	December 15,	March 15
	2007		2012	2037	LIBOR		2020	June 15
					+ 1.48%			September 15
								December 15

Cathay Capital Trust IV	May 31,	18,619	September 6,	September 6,	3-month	1.63%	December 7,	March 6
	2007		2012	2037	LIBOR		2020	June 6
					+ 1.4%			September 6
								December 6
Total Junior Subordinated Notes		$119,136

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

10.	Income Taxes

For the years ended December 31, 2020, 2019, and 2018, the current and deferred amounts of the income tax expense are summarized as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Current:
Federal	$(2,196)	$20,943	$26,820
State	36,787	39,466	36,639
Total Current	$34,591	$60,409	$63,459

Deferred:
Federal	$(3,234)	$7,464	$1,495
State	(6,252)	2,361	848
Total Deferred	$(9,486)	$9,825	$2,343

Total income tax expense	$25,105	$70,234	$65,802

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes. Net deferred tax assets at December 31, 2020, and at December 31, 2019, are included in other assets in the accompanying Consolidated Balance Sheets and are as follows:

	As of December 31,
	2020	2019
	(In thousands)
Deferred Tax Assets
Loan loss allowance, due to differences in computation of bad debts	$52,899	$38,936
Share-based compensation	1,936	2,945
Accrual for bonuses	3,356	1,293
Non-accrual interest	861	1,005
Write-down on equity securities and venture capital investments	1,833	2,010
State tax	3,882	4,540
Unrealized loss on interest rate swaps	2,934	1,599
Tax credits carried forward	9,136	9,473
Net operating loss carried forward	10,880	14,247
Other, net	3,864	3,719
Gross deferred tax assets	91,581	79,767

Deferred Tax Liabilities
Deferred loan costs	(10,017)	(9,778)
Depreciation and amortization	(2,709)	(1,606)
Unrealized gain on securities available-for-sale, net	(8,712)	(5,990)
Unrealized gain on equity securities	—	(668)
OREO Installment Sale	(1,274)	—
Dividends on Federal Home Loan Bank common stock	(979)	(978)
Other, net	(3,599)	(3,307)
Gross deferred tax liabilities	(27,290)	(22,327)
Net deferred tax assets	$64,291	$57,440

Amounts for the current year are based upon estimates and assumptions and could vary from amounts shown on the tax returns as filed.

As of December 31, 2020, the Company’s gross net operating loss (“NOL”) carryovers, all of which are subject to limitation under Section 382 of the Internal Revenue Code, totaled approximately $28.6 million for which a deferred tax asset of $6.0 million has been recorded reflecting the expected benefit of these federal NOL carryovers. At December 31, 2020, the Company has California NOL carryovers of $45.9 million for which a California deferred tax asset of $4.5 million has been recorded reflecting the expected benefit of these California NOL carryovers. The annual IRC Section 382 limitation is $10.2 million per year until 2021 and decreases to $8.8 million in 2022 and to $7.3 million per year thereafter. If not utilized, a portion of the Company’s federal and state NOL’s will begin to expire in 2030. At December 31, 2020, the Company’s federal tax credit carryovers and AMT tax credit carryovers total $7.5 million and $1.0 million, respectively. If not utilized, the federal tax credit carryovers will begin in expire in 2028. The AMT tax credit carryovers can be carried forward indefinitely.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The Company had current income tax receivables of $19.5 million at December 31, 2020, and $9.6 million at December 31, 2019. Current income tax receivable is included in other assets in the accompanying Consolidated Balance Sheets.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2017 and by the California Franchise Tax Board back to 2016. The audit by the Internal Revenue Service for 2017 was completed in July 2020 and did not have an impact on income tax expense. It is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

Income tax expense results in effective tax rates that differ from the statutory federal income tax rate for the years indicated as follows:

	Year Ended December 31,
	2020		2019		2018
	(Dollars in thousands)
Tax provision at Federal statutory rate	$53,333	21.0%	$73,368	21.0%	$70,914	21.0%
State income taxes, net of Federal income tax benefit	23,602	9.3	33,276	9.5	29,750	8.8
Excess deduction for stock option and RSUs	264	0.1	(398)	(0.1)	(555)	(0.2)
Non-taxable bargain purchase gain	—	—	—	—	(71)	—
Low income housing and other tax credits	(52,979)	(20.8)	(37,519)	(10.7)	(34,517)	(10.2)
Other, net	885	0.3	1,507	0.4	281	0.1
Total income tax expense	$25,105	9.9%	$70,234	20.1%	$65,802	19.5%

11.	Stockholders’ Equity and Earnings per Share

As a bank holding company, the Bancorp’s ability to pay dividends will depend upon the dividends it receives from the Bank and on the income it may generate from any other activities in which it may engage, either directly or through other subsidiaries.

Under California banking law, the Bank may not, without regulatory approval, pay a cash dividend that exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2020, is restricted to approximately $289.8 million.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the years ended December 31, 2020, and 2019 was as follows:

	2020			2019
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, loss, net of tax
Securities available-for-sale			$5,714			$(17,765)
Cash flow hedge derivatives			(3,412)			(241)
Total			$2,302			$(18,006)

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$10,903	$3,223	$7,680	$33,543	$9,915	$23,628
Cash flow hedge derivatives	(4,938)	(1,460)	(3,478)	(4,502)	(1,331)	(3,171)
Total	5,965	1,763	4,202	29,041	8,584	20,457

Reclassification adjustment for net gains in net income
Securities available-for-sale	(1,695)	(501)	(1,194)	(211)	(62)	(149)
Cash flow hedge derivatives	—	—	—	—	—	—
Total	(1,695)	(501)	(1,194)	(211)	(62)	(149)

Total other comprehensive income/(loss)
Securities available-for-sale	9,208	2,722	6,486	33,332	9,853	23,479
Cash flow hedge derivatives	(4,938)	(1,460)	(3,478)	(4,502)	(1,331)	(3,171)
Total	$4,270	$1,262	$3,008	$28,830	$8,522	$20,308
Ending balance, gain/(loss), net of tax
Securities available-for-sale			$12,200			$5,714
Cash flow hedge derivatives			(6,890)			(3,412)
Total			$5,310			$2,302

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

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	Year Ended December 31,
	2020			2019			2018
			Per			Per			Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except shares and per share data)
Net income	$228,860			$279,135			$271,885
Basic EPS, income	$228,860	79,584,560	$2.88	$279,135	79,999,703	$3.49	$271,885	81,131,269	$3.35

Effect of dilutive stock options and RSU		193,287			248,190			476,077

Diluted EPS, income	$228,860	79,777,847	$2.87	$279,135	80,247,893	$3.48	$271,885	81,607,346	$3.33

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

12.	Commitments and Contingencies

Legal Proceedings. The Company is involved in various claims and legal proceedings that arise in the course of conducting the Company’s business. The outcome of such claims and legal proceedings are inherently difficult to predict. Management, after consultation with legal counsel and based upon its assessment of information currently available to the Company, believes that any liability resulting from the resolution of any claims and proceedings currently pending against the Company will not have a material effect upon the Company’s consolidated financial condition, results of operations, or liquidity taken as a whole.

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

Financial instruments for which contract amounts represent the amount of credit risk include the following:

	As of December 31,
	2020	2019
	(In thousands)
Commitments to extend credit	$2,977,528	$3,077,081
Standby letters of credit	234,200	282,352
Commercial letters of credit	16,821	22,209
Bill of lading guarantees	238	319
Total	$3,228,787	$3,381,961

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

As of December 31, 2020, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

As of December 31, 2020, commitments to extend credit of $3.0 billion include commitments to fund fixed rate loans of $59.9 million and adjustable rate loans of $2.9 billion.

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

The Company determines if a contract arrangement is a lease at inception and primarily enters into operating lease contracts for its branch locations, office space and certain equipment. As part of its property lease agreements, the Company may seek to include options to extend or terminate a lease when it is reasonably certain that the Company will exercise those options. The ROU lease asset also includes any lease payments made and lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not possess any leases that have variable lease payments or residual value guarantees as of December 31, 2020.

ASU 2016-02, “Leases (Topic 842),” as amended by ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”; ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”; and ASU No. 2018-11, “Targeted Improvements,” establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.  The standard provides a number of optional practical expedients in transition. We have elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also elected all of the new standard’s available transition practical expedients, including the short-term lease recognition exemption that includes not recognizing ROU assets or lease liabilities for existing short-term leases, and the practical expedient to not separate lease and non-lease components for all of our leases. The Company uses its incremental borrowing rate to determine the present value of its lease liabilities.

The following table represents the operating lease amounts reported on the Consolidated Balance Sheets and other supplemental information as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
	($ In millions)
Operating Leases:
ROU assets	$30.9	$34.0
Lease liabilities	$33.5	$35.9

Weighted-average remaining lease term (in years)	4.7	5.4
Weighted-average discount rate	2.77%	3.10%

Operating cash flows from operating leases	$9.3	$8.4
ROU assets obtained in exchange for lease obligations	$5.7	$1.8

Operating lease expense was $11.7 million and $13.3 million as of December 31, 2020 and December 31, 2019, respectively, and includes short-term leases that were immaterial.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents a maturity analysis of the Company’s operating lease liabilities as of  December 31, 2020:

As of December 31, 2020
Operating Leases
(In thousands)
2021	$9,384
2022	8,335
2023	6,890
2024	4,635
2025	2,520
Thereafter	4,153
Total lease payments	35,917
Less amount of payment representing interest	(2,433)
Total present value of lease payments	$33,484

14.	Financial Derivatives

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The Company offers various interest rate derivative contracts to its customers. When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements.

In May 2014, the Bancorp entered into five interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. As of December 31, 2020, and 2019, the ineffective portion of these interest rates swaps was not significant. The notional amount and net unrealized loss of the Company’s cash flow derivative financial instruments as of December 31, 2020, and December 31, 2019, were as follows:

	December 31, 2020	December 31, 2019
	($ in thousands)
Cash flow swap hedges:
Notional	$119,136	$119,136
Weighted average fixed rate-pay	2.61%	2.61%
Weighted average variable rate-receive	0.44%	2.26%

Unrealized loss, net of taxes (1)	$(6,890)	$(3,412)

	Year ended
	December 31, 2020	December 31, 2019
Periodic net settlement of swaps (2)	$2,193	$200

(1)-Included in other comprehensive income.
(2)-the amount of periodic net settlement of interest rate swaps was included in interest expense.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

As of December 31, 2020, the Bank’s outstanding interest rate swap contracts had a notional amount of $478.3 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of December 31, 2020, and 2019, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of December 31, 2020, and December 31, 2019, were as follows:

	December 31, 2020	December 31, 2019
	($ in thousands)
Fair value swap hedges:
Notional	$478,266	$579,584
Weighted average fixed rate-pay	4.56%	4.71%
Weighted average variable rate spread	2.46%	2.62%
Weighted average variable rate-receive	3.11%	4.87%

Net unrealized loss (1)	$(15,082)	$(7,205)

	Year ended
	December 31, 2020	December 31, 2019
Periodic net settlement of SWAPs (2)	$(7,719)	$996

(1)-the amount is included in other non-interest income.
(2)-the amount of periodic net settlement of interest rate swaps was included in interest income.

The Company has designated as a partial-term hedging election $25.0 million of a pool of loans with a notational value of $44.7 million as of December 31, 2020. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into a pay-fixed and receive 1-Month LIBOR interest rate swap to convert the last-of-layer $25.0 million portion of a $44.7 million fixed rate loan tranche in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranche. As of December 31, 2020, the last-of-layer loan tranche had a fair value basis adjustment of $342 thousand. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $11.9 million as of December 31, 2020 and $7.1 million as of December 31, 2019.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. The notional mount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of December 31, 2020, and December 31, 2019, were as follows:

	December 31, 2020	December 31, 2019
Derivative financial instruments not designated as hedging instruments:	($ in thousands)
Notional amounts:
Option contracts	$—	$908
Spot, forward, and swap contracts with positive fair value	$151,244	$146,397
Spot, forward, and swap contracts with negative fair value	$132,813	$127,003
Fair value:
Option contracts	$—	$(7)
Spot, forward, and swap contracts with positive fair value	$4,658	$2,411
Spot, forward, and swap contracts with negative fair value	$(2,200)	$(1,415)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

15.	Fair Value Measurements and Fair Value of Financial Instruments

The Company uses fair value to measure certain assets and liabilities on a recurring basis, primarily securities available for-sale and derivatives. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered “nonrecurring” for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for individually evaluated loans and leases and other real estate owned and also to record impairment on certain assets, such as goodwill, CDI, and other long-lived assets.

The Company used valuation methodologies to measure assets at fair value under ASC Topic 820 and ASC Topic 825, as amended by ASU 2016-01 and ASU 2018-03, to estimate the fair value of financial instruments not recorded at fair value. The fair value of the Company’s assets and liabilities is classified and disclosed in one of the following three categories:

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

The classification of assets and liabilities within the hierarchy is based on whether inputs to the valuation methodology used are observable or unobservable, and the significance of those inputs in the fair value measurement. The Company’s assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurements as follows:

Financial assets and liabilities measured at fair value on a recurring basis

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at December 31, 2020, and at December 31, 2019:

As of December 31, 2020	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$80,948	$—	$—	$80,948
U.S. government agency entities	—	99,838	—	99,838
Mortgage-backed securities	—	727,068	—	727,068
Collateralized mortgage obligations	—	10,324	—	10,324
Corporate debt securities	—	118,372	—	118,372
Total securities available-for-sale	80,948	955,602	—	1,036,550

Equity securities
Mutual funds	6,413	—	—	6,413
Preferred stock of government sponsored entities	5,485	—	—	5,485
Other equity securities	11,846	—	—	11,846
Total equity securities	23,744	—	—	23,744
Warrants	—	—	21	21
Interest rate swaps	—	3,409	—	3,409
Foreign exchange contracts	—	4,658	—	4,658
Total assets	$104,692	$963,669	$21	$1,068,382

Liabilities
Interest rate swaps	$—	$10,286	$—	$10,286
Foreign exchange contracts	—	2,200	—	2,200
Total liabilities	$—	$12,486	$—	$12,486

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

As of December 31, 2019	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$74,936	$—	$—	$74,936
U.S. government agency entities	—	90,796	—	90,796
U.S. government sponsored entities	—	224,443	—	224,443
Mortgage-backed securities	—	887,790	—	887,790
Collateralized mortgage obligations	—	552	—	552
Corporate debt securities	—	173,325	—	173,325
Total securities available-for-sale	74,936	1,376,906	—	1,451,842

Equity securities
Mutual funds	6,277	—	—	6,277
Preferred stock of government sponsored entities	10,529	—	—	10,529
Other equity securities	11,199	—	—	11,199
Total equity securities	28,005	—	—	28,005
Warrants	—	—	39	39
Interest rate swaps	—	2,181	—	2,181
Foreign exchange contracts	—	2,411	—	2,411
Total assets	$102,941	$1,381,498	$39	$1,484,478

Liabilities
Option contracts	$—	$7	$—	$7
Interest rate swaps	—	14,229	—	14,229
Foreign exchange contracts	—	1,415	—	1,415
Total liabilities	$—	$15,651	$—	$15,651

Assets measured at estimated fair value on a non-recurring basis.

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition.  Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the year ended December 31, 2020 and December 31, 2019, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at December 31, 2020 and 2019, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at December 31, 2020, and at December 31, 2019, and the total losses for the periods indicated:

	As of December 31, 2020				Total Losses
	Fair Value Measurements Using				For the Twelve Months Ended
	Level 1	Level 2	Level 3	Total at Fair Value	December 31, 2020	December 31, 2019
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$—	$—	$5,342	$5,342	$7,012	$—
Commercial mortgage loans	—	—	25,749	25,749	—	—
Residential mortgage and equity lines	—	—	4,307	4,307	—	—
Total impaired loans	—	—	35,398	35,398	7,012	—
Other real estate owned (1)	—	905	4,236	5,141	717	681
Investments in venture capital	—	—	1,381	1,381	107	167
Total assets	$—	$905	$41,015	$41,920	$7,836	$848

(1) Other real estate owned balance of $4.9 million in the Consolidated Balance Sheets is net of estimated disposal costs.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

	As of December 31, 2019				Total Losses/(Gains)
	Fair Value Measurements Using				For the Twelve Months Ended
	Level 1	Level 2	Level 3	Total at Fair Value	December 31, 2019	December 31, 2018
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$—	$—	$6,196	$6,196	$—	$—
Commercial mortgage loans	—	—	25,566	25,566	—	—
Residential mortgage and equity lines	—	—	5,320	5,320	—	—
Total impaired loans	—	—	37,082	37,082	—	—
Other real estate owned (1)	—	6,490	4,343	10,833	681	(619)
Investments in venture capital	—	—	1,604	1,604	167	330
Total assets	$—	$6,490	$43,029	$49,519	$848	$(289)

(1) Other real estate owned balance of $10.2 million in the Consolidated Balance Sheets is net of estimated disposal costs.

The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans was primarily based on the appraised value of collateral adjusted by estimated sales cost and commissions.  The Company generally obtains new appraisal reports on an annual basis.  As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. During the 2018 reported period, collateral discounts ranged from 55% in the case of accounts receivable collateral to 65% in the case of inventory collateral.  In 2019, the Company began using borrower specific collateral discounts with various discount levels.

The fair value of impaired loans was calculated based on the net realizable fair value of the collateral or the observable market price of the most recent sale or quoted price from loans held for sale. The Company does not record loans at fair value on a recurring basis. Nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on the current appraised value of the collateral, a Level 2 measurement, or management’s judgment and estimation of value using discounted future cash flows or old appraisals which are then adjusted based on recent market trends, a Level 3 measurement.

The significant unobservable inputs used in the fair value measurement of OREO was primarily based on the appraised value of OREO adjusted by estimated sales cost and commissions.

The Company applies estimated sales cost and commission ranging from 3% to 6% of collateral value of impaired loans, quoted price or loan sale price of loans held for sale, and appraised value of OREOs.

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are the expected life of warrant ranging from one to six years, risk-free interest rate from 0.20% to 0.75%, and stock volatility of the Company from 17.02% to 27.87%.

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

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Fair Value of Financial Instruments

	December 31, 2020		December 31, 2019
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$138,616	$138,616	$177,240	$177,240
Short-term investments	1,282,462	1,282,462	416,538	416,538
Securities available-for-sale	1,036,550	1,036,550	1,451,842	1,451,842
Loans, net	15,475,364	16,103,471	14,951,631	15,444,752
Equity securities	23,744	23,744	28,005	28,005
Investment in Federal Home Loan Bank stock	17,250	17,250	18,090	18,090
Warrants	21	21	39	39

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$151,244	$4,658	$146,397	$2,411
Interest rate swaps	96,889	3,409	130,401	2,181

Financial Liabilities	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Deposits	$16,109,401	$16,125,808	$14,692,308	$14,719,452
Short-term borrowings	—	—	25,683	25,683
Advances from Federal Home Loan Bank	150,000	155,133	670,000	674,530
Other borrowings	23,714	19,632	36,666	30,764
Long-term debt	119,136	65,487	119,136	76,058

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$—	$—	$908	$7
Foreign exchange contracts	132,813	2,200	127,003	1,415
Interest rate swaps	679,648	10,286	602,291	14,229

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$2,977,528	$(8,432)	$3,077,081	$(9,826)
Standby letters of credit	234,200	(1,630)	282,352	(2,431)
Other letters of credit	16,821	(16)	22,209	(20)
Bill of lading guarantees	238	—	319	(1)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the level in the fair value hierarchy for the estimated fair values of certain financial instruments at December 31, 2020, and December 31, 2019.

	As of December 31, 2020
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$138,616	$138,616	$—	$—
Short-term investments	1,282,462	1,282,462	—	—
Securities available-for-sale	1,036,550	80,948	955,602	—
Loans, net	16,103,471	—	—	16,103,471
Equity securities	23,744	23,744	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	21	—	—	21
Financial Liabilities
Deposits	16,125,808	—	—	16,125,808
Advances from Federal Home Loan Bank	155,133	—	155,133	—
Other borrowings	19,632	—	—	19,632
Long-term debt	65,487	—	65,487	—

	As of December 31, 2019
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$177,240	$177,240	$—	$—
Short-term investments	416,538	416,538	—	—
Securities available-for-sale	1,451,842	74,936	1,376,906	—
Loans, net (1)	15,444,752	—	—	15,444,752
Equity securities	28,005	28,005	—	—
Investment in Federal Home Loan Bank stock	18,090	—	18,090	—
Warrants	39	—	—	39
Financial Liabilities
Deposits	14,719,452	—	—	14,719,452
Short-term borrowings	25,683	—	—	25,683
Advances from Federal Home Loan Bank	674,530	—	674,530	—
Other borrowings	30,764	—	—	30,764
Long-term debt	76,058	—	76,058	—

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

16.	Revenue from Contracts with Customers

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

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under ASC 606:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Non-interest income, in-scope(1):
Fees and service charges on deposit accounts	$7,965	$7,848	$8,387
Wealth management fees	10,529	9,241	5,905
Other service fees(2)	13,742	14,392	13,693
Total in-scope non-interest income	32,236	31,481	27,985

Noninterest income, not in-scope(3)	10,584	13,270	3,722
Total non-interest income	$42,820	$44,751	$31,707

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

Employee Stock Ownership Plan. Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company can make annual contributions to a trust in the form of either cash or common stock of the Bancorp for the benefit of eligible employees. Employees are eligible to participate in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for each of two consecutive years for salaried part-time employees. The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations. The Company also pays for the administration of this plan and of the trust. The Company has not made contributions to the trust since 2004 and does not expect to make any contributions in the future. Effective June 17, 2004, the ESOP was amended to provide the participants the election either to reinvest the dividends on the Company stock allocated to their accounts or to have these dividends distributed to the participant. The ESOP trust purchased 32,128 shares in 2020, 22,933 shares in 2019, and 17,559 shares in 2018, of the Bancorp’s common stock at an aggregate cost of $818 thousand in 2020, $827 thousand in 2019, and $706 thousand in 2018. The distribution of benefits to participants totaled 33,629 shares in 2020, 22,309 shares in 2019, and 58,988 shares in 2018. As of December 31, 2020, the ESOP owned 777,128 shares, or 1.0%, of the Company’s outstanding common stock.

401(k) Plan. In 1997, the Board approved the Company’s 401(k) Profit Sharing Plan, which began on March 1, 1997. Salaried employees who have completed three months of service and have attained the age of 21 are eligible to participate. Enrollment dates are on the first of each month. Participants may contribute up to 75% of their eligible compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code. Participants may change their contribution election on the enrollment dates. The vesting schedule for the matching contribution is 0% for less than two years of service, 25% after two years of service and from then on, at an increment of 25% each year until 100% is vested after five years of service. Effective on June 1, 2018, the Company matches 100% on the first 5.0% of eligible compensation contributed per pay period by the participant, on the first day of the following month after 30 days of service. The Company’s contribution amounted to $3.7 million in 2020, $3.5 million in 2019, and $3.1 million in 2018. The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulations. Participants may also borrow up to 50% of the vested amount, with a maximum of $50 thousand. The minimum loan amount is $1 thousand.

Bank-Owned Life Insurance. As of December 31, 2020, cash surrender value of bank-owned life insurance was $52.2 million. The Bank is the beneficiary under the policy. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier and pay a fixed dollar amount to the beneficiary designated by the officer.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

18.	Equity Incentive Plans

Pursuant to the Company’s 2005 Incentive Plan, as amended and restated in May 2015, the Company may grant incentive stock options (employees only), non-statutory stock options, common stock awards, restricted stock, RSUs, stock appreciation rights and cash awards to non-employee directors and eligible employees. Cash received from exercises of stock options totaled zero in 2020, and in 2019, and $838 thousand for 35,880 shares in 2018. Aggregate intrinsic value for options exercised was zero in 2020 and 2019.

A summary of stock option activity for 2020, 2019, and 2018 follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in thousands)
Balance, December 31, 2017	35,880	23.37	0.10	$675
Exercised	(35,880)	$23.37
Balance, December 31, 2018	—	—	—	$—
Balance, December 31, 2019	—	—	—	$—
Balance, December 31, 2020	—	—	—	$—

At December 31, 2020, 2,045,451 shares were available under the 2005 Incentive Plan for future grants.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents RSU activity for 2020, 2019, and 2018:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2017	221,738	32.72	339,872	33.52
Granted	141,810	43.30	55,455	39.46
Vested	(65,721)	41.59	(121,336)	37.87
Forfeited	(13,334)	35.96	(8,332)	29.61
Balance at December 31, 2018	284,493	35.79	265,659	32.90
Granted	108,925	36.37	124,586	36.37
Vested	(93,729)	35.14	(92,501)	38.36
Forfeited	(26,489)	39.34	—	—
Balance at December 31, 2019	273,200	35.90	297,744	32.65
Granted	110,495	21.79	212,369	22.96
Vested	(80,654)	25.34	(193,240)	21.68
Forfeited	(10,371)	39.04	(14,071)	39.08
Balance at December 31, 2020	292,670	33.37	302,802	32.55

The compensation expense recorded for RSUs was $5.6 million in 2020, $6.6 million in 2019, and $7.3 million in 2018. Unrecognized stock-based compensation expense related to RSUs was $8.4 million and $9.3 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, these costs are expected to be recognized over the next 1.9 years.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

19.	Condensed Financial Information of Cathay General Bancorp

The condensed financial information of the Bancorp as of December 31, 2020, and December 31, 2019, and for the years ended December 31, 2020, 2019, and 2018 is as follows:

Balance Sheets

	As of December 31,
	2020	2019
	(In thousands, except
	share and per share data)
Assets
Cash	$50,060	$32,468
Cash pledged as margin for interest rate swaps	2,159	7,098
Short-term certificates of deposit	332	330
Equity securities	15,505	19,258
Investment in Cathay Bank subsidiary	2,467,643	2,365,206
Investment in non-bank subsidiaries	845	4,458
Other assets	6,447	5,530
Total assets	$2,542,991	$2,434,348
Liabilities
Junior subordinated debt	$119,136	$119,136
Deferred payments from acquisition	—	7,644
Other liabilities	5,711	13,285
Total liabilities	124,847	140,065
Commitments and contingencies	—	—
Stockholders' equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 90,643,206 issued and 79,508,265 outstanding at December 31, 2020, and 90,064,382 issued and 79,729,419 outstanding at December 31, 2019	906	900
Additional paid-in-capital	964,734	950,466
Accumulated other comprehensive loss, net	5,310	2,302
Retained earnings	1,789,325	1,659,153
Treasury stock, at cost (11,134,941 shares at December 31, 2020, and 10,334,963 shares at December 31, 2019)	(342,131)	(318,538)
Total stockholders' equity	2,418,144	2,294,283
Total liabilities and stockholders' equity	$2,542,991	$2,434,348

Statements of Operations

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash dividends from Cathay Bank	$146,000	$238,998	$127,825
Interest income	49	90	57
Interest expense	5,906	8,415	9,813
Non-interest (loss)/income	(435)	4,634	(1,940)
Gain from acquisition	—	—	340
Non-interest expense	4,846	3,491	3,782
Income before income tax benefit	134,862	231,816	112,687
Income tax benefit	(3,692)	(2,459)	(4,971)
Income before undistributed earnings of subsidiaries	138,554	234,275	117,658
Undistributed earnings of subsidiary	90,306	44,860	154,227
Net income	$228,860	$279,135	$271,885

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from Operating Activities
Net income	$228,860	$279,135	$271,885
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(90,306)	(44,860)	(154,227)
Loss/(gain) on equity securities	641	(4,414)	2,242
Write-downs on venture capital and other investments	107	105	271
Loss/(gain) in fair value of warrants	18	145	(93)
Stock issued to directors as compensation	800	749	649
Net change in other assets	(1,182)	125	915
Gain from acquisition	—	—	(340)
Net change in other liabilities	(9,853)	(832)	(1,375)
Net cash provided by operating activities	129,085	230,153	119,927

Cash flows from Investment Activities
Increase in short-term investment	—	—	(1)
Proceeds from liquidation of subsidiary	2,399	—	—
Proceeds from sale of equity securities	3,112	2,829	—
Venture capital and other investments	116	399	150
Net cash provided by investment activities	5,627	3,228	149

Cash flows from Financing Activities
Repayment of long-term debt	(7,644)	(81,065)	(21,633)
Cash dividends	(98,688)	(99,131)	(83,428)
Proceeds from shares issued under the Dividend Reinvestment Plan	9,777	3,366	2,821
Proceeds from exercise of stock options	—	—	838
Taxes paid related to net share settlement of RSUs	(1,911)	(2,311)	(3,550)
Purchase of treasury stock	(23,593)	(36,301)	(42,648)
Net cash used in financing activities	(122,059)	(215,442)	(147,600)
Increase/(decrease) in cash and cash equivalents	12,653	17,939	(27,524)
Cash and cash equivalents, beginning of the year	39,566	21,627	49,151
Cash and cash equivalents, end of the year	$52,219	$39,566	$21,627

20.	Dividend Reinvestment Plan

The Company has a Dividend Reinvestment Plan which allows for participants’ reinvestment of cash dividends and certain optional additional investments in the Bancorp’s common stock. Shares issued under the plan and the consideration received were 358,157 shares for $9.8 million in 2020, 93,143 shares for $3.4 million in 2019, and 69,084 shares for $2.8 million in 2018.

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

The Federal Deposit Insurance Corporation has established five capital ratio categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A well-capitalized institution must have a common equity tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%. At December 31, 2020 and 2019, the Bank qualified as well capitalized under the regulatory framework for prompt corrective action.

The Bancorp’s and the Bank’s capital and leverage ratios as of December 31, 2020, and December 31, 2019, are presented in the tables below:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2020	(Dollars in thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,016,448	13.53	$1,042,967	7.00	$968,470	6.50
Cathay Bank	2,059,056	13.83	1,041,911	7.00	967,489	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,016,448	13.53	1,266,460	8.50	1,191,963	8.00
Cathay Bank	2,059,056	13.83	1,265,178	8.50	1,190,755	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,304,366	15.47	1,564,451	10.50	1,489,953	10.00
Cathay Bank	2,231,474	14.99	1,562,866	10.50	1,488,444	10.00

Leverage Ratio
Cathay General Bancorp	2,016,448	10.94	737,382	4.00	921,727	5.00
Cathay Bank	2,059,056	11.19	736,317	4.00	920,396	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2019	(Dollars in thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$1,892,321	12.51	$1,059,259	7.00	$983,597	6.50
Cathay Bank	1,959,832	12.97	1,057,880	7.00	982,318	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	1,892,321	12.51	1,286,243	8.50	1,210,581	8.00
Cathay Bank	1,959,832	12.97	1,284,569	8.50	1,209,006	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,134,900	14.11	1,588,888	10.50	1,513,227	10.00
Cathay Bank	2,086,911	13.81	1,586,821	10.50	1,511,258	10.00

Leverage Ratio
Cathay General Bancorp	1,892,321	10.83	699,173	4.00	873,966	5.00
Cathay Bank	1,959,832	11.23	697,976	4.00	872,470	5.00

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

22.	Balance Sheet Offsetting

Certain financial instruments, including resell and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the Consolidated Balance Sheets and/or subject to master netting arrangements or similar agreements. The Company’s securities sold with agreements to repurchase and derivative transactions with upstream financial institution counter parties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases, there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset such financial instruments for financial reporting purposes.

Financial instruments that are eligible for offset in the Consolidated Balance Sheets, as of December 31, 2020, and December 31, 2019, are presented in the following tables:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
December 31, 2020	(In thousands)

Assets:
Derivatives	$3,409	$—	$3,409	$—	$—	$3,409

Liabilities:
Derivatives	$28,258	$(17,972)	$10,286	$—	$—	$10,286

December 31, 2019

Assets:
Derivatives	$2,181	$—	$2,181	$—	$—	$2,181

Liabilities:
Derivatives	$14,229	$—	$14,229	$—	$(14,229)	$—

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

23.	Quarterly Results of Operations (Unaudited)

The following table sets forth selected unaudited quarterly financial data:

	Summary of Operations
	2020				2019
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Interest income	$167,596	$172,234	$174,008	$186,736	$191,226	$197,831	$192,449	$187,761
Interest expense	27,776	34,730	39,533	46,425	50,015	50,831	49,070	44,445
Net interest income	139,820	137,504	134,475	140,311	141,211	147,000	143,379	143,316

(Reversal)/provision for credit losses	(5,000)	12,500	25,000	25,000	(5,000)	(2,000)	—	—
Net-interest income after reversal for loan losses	144,820	125,004	109,475	115,311	146,211	149,000	143,379	143,316

Non-interest income	11,451	9,977	15,606	5,786	8,648	10,388	12,794	12,921
Non-interest expense	75,046	75,997	67,268	65,154	71,192	65,580	69,546	70,970
Income before income tax expense	81,225	58,984	57,813	55,943	83,667	93,808	86,627	85,267
Income tax expense	10,332	2,190	3,492	9,091	16,290	20,973	14,383	18,588
Net income	$70,893	$56,794	$54,321	$46,852	$67,377	$72,835	$72,244	$66,679
Net income per common share
Basic	$0.89	$0.71	$0.68	$0.59	$0.85	$0.91	$0.90	$0.83
Diluted	$0.89	$0.71	$0.68	$0.59	$0.84	$0.91	$0.90	$0.83

24.	Subsequent Events

Dividend Declared

On February 18, 2021, the Company’s Board of Directors declared first quarter 2021 dividends for the Company’s common stock. The common stock cash dividend of $0.31 per share will be paid on March 11, 2021 to stockholders of record on March 1, 2021.

The Company has evaluated the effect of events that have occurred subsequent to December 31, 2020, through the date of issuance of the Consolidated Financial Statements, and there have been no material events that would require recognition in the Consolidated Financial Statements or disclosure in the notes to the Consolidated Financial Statements.