Form 10-Q
period 2021-03-31
CATHAY GENERAL BANCORP
filed 2021-05-07
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021

 OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-31830

CATHAY GENERAL BANCORP
(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CATY	Nasdaq Global Select Market

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

Common stock, $.01 par value, 79,669,529 shares outstanding as of April 30, 2021.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

1ST QUARTER 2021 REPORT ON FORM 10-Q

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

These and other factors are further described in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020 (Item 1A in particular), other reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings Bancorp makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements. We have no intention and undertake no obligation to update any forward-looking statement or to announce publicly any revision of any forward-looking statement to reflect developments, events, occurrences or circumstances after the date of such statement, except as required by law.

Bancorp’s filings with the SEC are available at the website maintained by the SEC at http://www.sec.gov, or by request directed to Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attention: Investor Relations (626) 279-3296.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$141,885	$138,616
Short-term investments and interest-bearing deposits	1,612,411	1,282,462
Securities available-for-sale (amortized cost of $898,463 at March 31, 2021 and $1,019,230 at December 31, 2020)	908,844	1,036,550
Loans	15,651,848	15,644,396
Less: Allowance for loan losses	(147,264)	(166,538)
Unamortized deferred loan fees, net	(6,872)	(2,494)
Loans, net	15,497,712	15,475,364
Equity securities	20,993	23,744
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	4,918	4,918
Affordable housing investments and alternative energy partnerships, net	296,229	309,016
Premises and equipment, net	101,864	102,998
Customers’ liability on acceptances	4,125	13,753
Accrued interest receivable	58,216	59,032
Goodwill	372,189	372,189
Other intangible assets, net	5,249	5,434
Right-of-use assets - operating leases	32,927	30,919
Other assets	155,377	170,889
Total assets	$19,230,189	$19,043,134
Liabilities
Deposits:
Non-interest-bearing demand deposits	$3,495,775	$3,365,086
Interest-bearing deposits:
NOW deposits	1,915,822	1,926,135
Money market deposits	3,808,794	3,359,191
Savings deposits	911,210	785,672
Time deposits	6,222,032	6,673,317
Total deposits	16,353,633	16,109,401
Advances from the Federal Home Loan Bank	75,000	150,000
Other borrowings of affordable housing investments	23,333	23,714
Long-term debt	119,136	119,136
Acceptances outstanding	4,125	13,753
Lease liabilities - operating leases	35,803	33,484
Other liabilities	155,870	175,502
Total liabilities	16,766,900	16,624,990
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 90,729,966 issued and 79,595,025 outstanding at March 31, 2021, and 90,643,206 issued and 79,508,265 outstanding at December 31, 2020	907	906
Additional paid-in-capital	965,566	964,734
Accumulated other comprehensive income, net	1,686	5,310
Retained earnings	1,837,261	1,789,325
Treasury stock, at cost (11,134,941 shares at March 31, 2021, and 11,134,941 shares at December 31, 2020)	(342,131)	(342,131)
Total equity	2,463,289	2,418,144
Total liabilities and equity	$19,230,189	$19,043,134

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2021	2020
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$159,721	$177,870
Investment securities	3,067	7,610
Federal Home Loan Bank stock	217	305
Deposits with banks	315	951
Total interest and dividend income	163,320	186,736

Interest Expense
Time deposits	14,009	35,155
Other deposits	5,594	7,991
Advances from Federal Home Loan Bank	475	1,552
Long-term debt	1,424	1,440
Deferred payments from acquisition	—	58
Short-term borrowings	—	229
Total interest expense	21,502	46,425

Net interest income before provision for credit losses	141,818	140,311
Provision for credit losses	(13,558)	25,000
Net interest income after provision for credit losses	155,376	115,311

Non-Interest Income
Net losses from equity securities	(2,752)	(6,102)
Securities losses, net	853	6
Letters of credit commissions	1,690	1,640
Depository service fees	1,363	1,298
Other operating income	8,846	8,944
Total non-interest income	10,000	5,786

Non-Interest Expense
Salaries and employee benefits	32,722	30,939
Occupancy expense	5,046	5,177
Computer and equipment expense	3,271	2,593
Professional services expense	4,710	5,145
Data processing service expense	3,655	3,666
FDIC and regulatory assessments	1,925	2,415
Marketing expense	2,882	1,886
Other real estate owned expense/(income)	94	(4,104)
Amortization of investments in low income housing and alternative energy partnerships	11,570	13,890
Amortization of core deposit intangibles	172	172
Costs associated with debt redemption	732	—
Other operating expense	4,624	3,375
Total non-interest expense	71,403	65,154

Income before income tax expense	93,973	55,943
Income tax expense	20,589	9,091
Net income	$73,384	$46,852

Other Comprehensive Income, net of tax
Unrealized holding (losses)/gains on securities available-for-sale	(4,887)	11,853
Unrealized holding gains/(losses) on cash flow hedge derivatives	1,263	(4,278)
Total other comprehensive (loss)/gain, net of tax	(3,624)	7,575
Total other comprehensive income	$69,760	$54,427

Net Income Per Common Share:
Basic	$0.92	$0.59
Diluted	$0.92	$0.59
Cash dividends paid per common share	$0.31	$0.31
Average Common Shares Outstanding:
Basic	79,530,777	79,588,076
Diluted	79,832,305	79,830,025

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three months ended	Shares	Amount	Capital	Income	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2020	79,508,265	$906	$964,734	$5,310	$1,789,325	$(342,131)	$2,418,144
Cumulative effect of change in accounting principle related to ASC 326, net of tax (1)	—	—	—	—	(798)	—	(798)
Dividend Reinvestment Plan	20,036	—	868	—	—	—	868
Restricted stock units vested	66,724	1	—	—	—	—	1
Shares withheld related to net share settlement of RSUs	—	—	(1,279)	—	—	—	(1,279)
Stock -based compensation	—	—	1,243	—	—	—	1,243
Cash dividends of $0.31 per share	—	—	—	—	(24,650)	—	(24,650)
Other comprehensive loss	—	—	—	(3,624)	—	—	(3,624)
Net income	—	—	—	—	73,384	—	73,384
Balance at March 31, 2021	79,595,025	$907	$965,566	$1,686	$1,837,261	$(342,131)	$2,463,289

(1) See "Accounting Standards Adopted in 2021" in Note 3 Recent Accounting Pronouncements, ASU 2016-13, Financial Instruments - Credit Losses (Topic 326).

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2019	79,729,419	$900	$950,466	$2,302	$1,659,153	$(318,538)	$2,294,283
Dividend Reinvestment Plan	39,665	1	845	—	—	—	846
Restricted stock units vested	51,183	1	—	—	—	—	1
Shares withheld related to net share settlement of RSUs	—	—	(523)	—	—	—	(523)
Purchases of treasury stock	(400,000)	—	—	—	—	(12,880)	(12,880)
Stock -based compensation	—	—	1,543	—	—	—	1,543
Cash dividends of $0.31 per share	—	—	—	—	(24,660)	—	(24,660)
Other comprehensive income	—	—	—	7,575	—	—	7,575
Net income	—	—	—	—	46,852	—	46,852
Balance at March 31, 2020	79,420,267	$902	$952,331	$9,877	$1,681,345	$(331,418)	$2,313,037

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2021	2020
	(In thousands)
Cash Flows from Operating Activities
Net income	$73,384	$46,852
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(13,558)	25,000
Provision for losses on other real estate owned	—	336
Deferred tax provision	6,135	(149)
Depreciation and amortization	2,044	1,797
Amortization of right-of-use asset	2,221	2,115
Change in operating lease liabilities	2,319	(1,083)
Net gains on sale and transfer of other real estate owned	—	(4,538)
Net gains on sale of loans	(289)	(3)
Proceeds from sales of loans	6,345	239
Originations of loans held for sale	(6,056)	(236)
Amortization on alternative energy partnerships, venture capital and other investments	11,641	13,923
Net gain on sales and calls of securities	(853)	(6)
Amortization/accretion of security premiums/discounts, net	2,282	1,676
Loss on sales or disposal of fixed assets	22	—
Unrealized loss on equity securities	2,752	6,102
Stock based compensation and stock issued to officers as compensation	1,243	1,543
Net change in accrued interest receivable and other assets	11,863	4,126
Net change in other liabilities	(9,924)	(2,661)
Net cash provided by operating activities	91,571	95,033

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(50,450)	(89,989)
Proceeds from sale of investment securities available-for-sale	21,102	74,935
Proceeds from sale of equity securities	—	3,113
Proceeds from repayments, maturities and calls of investment securities available-for-sale	148,685	126,878
Redemptions of Federal Home Loan Bank stock	—	840
Net increase in loans	(15,246)	(458,616)
Purchase of premises and equipment	(760)	(867)
Proceeds from sales of other real estate owned	—	881
Net increase in investment in affordable housing and alternative energy partnerships	(5,950)	(18,696)
Net cash used for investing activities	97,381	(361,521)

Cash Flows from Financing Activities
Net increase in deposits	244,327	397,669
Advances from Federal Home Loan Bank	50,000	1,065,000
Repayment of Federal Home Loan Bank borrowings	(125,000)	(1,240,000)
Cash dividends paid	(24,650)	(24,659)
Repayment of other borrowings	—	58
Purchases of treasury stock	—	(12,880)
Repayment of short-term borrowings	—	(12,785)
Proceeds from shares issued under Dividend Reinvestment Plan	868	846
Taxes paid related to net share settlement of RSUs	(1,279)	(523)
Net cash provided by financing activities	144,266	172,726

Decrease in cash, cash equivalents, and restricted cash	333,218	(93,762)
Cash, cash equivalents, and restricted cash, beginning of the period	1,421,078	593,778
Cash, cash equivalents, and restricted cash, end of the period	$1,754,296	$500,016

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$25,872	$51,248
Income taxes paid	$2,891	$2,642
Non-cash investing and financing activities:
Net change in unrealized holding loss on securities available-for-sale, net of tax	$(4,887)	$11,853
Net change in unrealized holding loss on cash flow hedge derivatives	$1,263	$(4,278)

See accompanying Notes to Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), ten limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of March 31, 2021, the Bank operates 25 branches in Southern California, 13 branches in Northern California, 10 branches in New York State, four in Washington State, three in Illinois, two in Texas, one in Maryland, Massachusetts, Nevada, and New Jersey, one in Hong Kong, and a representative office in Taipei, Beijing, and Shanghai. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the audited Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Summary of Significant Accounting Policies

Securities Available for Sale

With the exception of the updated accounting policies listed below, the accompanying unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data - Note 1 - “Summary of Significant Accounting Policies” under Part II, Item 8 of our 2020 Form 10K.

Prior to January 1, 2021, debt securities available-for-sale were measured at fair value and declines in the fair value were reviewed to determine whether the impairment was other-than-temporary. If we did not expect to recover the entire amortized cost basis of the security, then an other-than-temporary impairment (“OTTI”) was considered to have occurred. The cost basis of the security was written down to its estimated fair value and the amount of the write-down was recognized through a charge to earnings. If the amount of the amortized cost basis expected to be recovered increased in a future period, the cost basis of the security was not increased but rather recognized prospectively through interest income.

Effective January 1, 2021, upon the adoption of ASU 2016-13, debt securities available-for-sale are measured at fair value and subject to impairment testing. When an available-for-sale debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit losses ("ACL") by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components of the fair value change. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation reserve would be reduced, but not more than the amount of the current existing reserve for that security.

Interest income includes amortization of premiums and discounts as an adjustment of yield on a level-yield basis. Premiums on callable debt securities are amortized to their earliest call date. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

A debt security is placed on nonaccrual status at the time any principal or interest payments become delinquent by 90 days or greater. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. No interest was reversed against interest income during the period.

Allowance for Credit Losses on Available for Sale Securities

For available-for-sale (“AFS”) debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value with the credit component of the unrealized loss of the impaired AFS debt security recognized as an allowance for credit losses, and a corresponding provision for credit losses on the consolidated statement of income and the non-credit component is recognized in other comprehensive income (loss), net of applicable taxes. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, the payment structure of the security, failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. Any fair value changes that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provision for credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

The amortized cost of the Company’s AFS debt securities excludes accrued interest, which is included in "accrued interest receivable" on the Condensed Consolidated Balance Sheets. The Company has made an accounting policy election not to measure an allowance for credit losses for accrued interest receivables on AFS debt securities since the Company timely reverses any previously accrued interest when the debt security remains in default for an extended period. As each AFS debt security has a unique security structure, where the accrual status is clearly determined when certain criteria listed in the terms are met, the Company assesses the default status of each security as defined by the debt security’s specific security structure.

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

Generally, loans are placed on nonaccrual status when they become 90 days past due. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. Loans are also placed on nonaccrual status when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes uncertain, regardless of the length of past due status. Once a loan is placed on nonaccrual status, interest accrual is discontinued, and all unpaid accrued interest is reversed against interest income. As a result, accrued interest receivable does not carry a credit loss reserve. Interest payments received on nonaccrual loans are reflected as a reduction of principal and not as interest income. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan.

Loans Held for Sale

Held for sale loans are carried at the lower of aggregate cost or fair value. Gains and losses are recorded in non-interest income based on the difference between sales proceeds, net of sales commissions, and carrying value. When a determination is made at the time of commitment to originate or purchase loans as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the “foreseeable future,” subject to periodic review under the Company’s management evaluation processes, including asset/liability management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from the loans held-for-investment portfolio at amortized cost to the loans held-for-sale portfolio at lower of aggregate cost or fair value and the existing ACL on the loans transferred is reversed.

Allowance for Credit Losses on Loans Held for Investment.

Effective January 1, 2021, and upon the adoption of ASU 2016-13, the Company replaced the incurred loss accounting approach with the current expected credit loss (“CECL”) approach for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable economic forecasts of future events and circumstances.

The ACL on loans held for investment is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for loan losses is reported as a reduction of the amortized cost basis of loans, while the reserve for unfunded loan commitments is included within "other liabilities" on the Condensed Consolidated Balance Sheets (Unaudited). The amortized cost basis of loans does not include accrued interest receivable, which is included in "accrued interest receivable" on the Condensed Consolidated Balance Sheets. The "Provision for credit losses" on the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) is a combination of the provision for loan losses and the provision for unfunded loan commitments.

Under the CECL approach, management estimates the ACL using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable economic forecasts that vary by loan portfolio. We use economic forecasts from Moody’s Analytics in this process. The economic forecast is updated monthly; therefore, the one used for each quarter-end calculation is generally based on a one-month lag based on the timing of when the forecast is released. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in gross domestic product (or "GDP"), unemployment rates, property values, or other relevant factors.

Under the CECL methodology, quantitative and qualitative loss factors are applied to our population of loans on a collective pool basis when similar risk characteristics exist. When loans do not share similar risk characteristics, the Company would evaluate the loan for expected credit losses on an individual basis. The Company evaluates loans for expected credit losses on an individual basis if, based on current information and events, the loan does not share similar credit risk characteristics with other loans. The Company may choose to measure expected credit losses on an individual loan basis by using one of the following three different loan valuation methods: (1) the present value of the expected future cash flows of the individually evaluated loan discounted at the loan’s original effective interest rate, (2) the observable market price of the individually evaluated loan or (3) if the Company intends to foreclose on the collateral securing the loan, the fair value of the collateral of a collateral-dependent loan less costs of sale. For loans that are not collateral-dependent, the Company will use the present value of future cash flows or the market value of the loan.

Under the Company’s CECL methodology, nine portfolio segments with similar risk characteristics are evaluated for expected loss. Six portfolios are modeled using econometric models and three smaller portfolios are evaluated using a simplified loss-rate method that calculates lifetime expected credit losses for respective pools (Simplified Approach). The six portfolios subject to econometric modeling include residential mortgages; commercial and industrial loans (“C&I”); construction loans; commercial real estate (“CRE”) for multifamily loans; CRE for owner-occupied loans; and other CRE loans. We estimate the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables, GDP, unemployment, commercial real estate prices and residential mortgage prices, to historical credit performance for each of the six loan portfolios from 2009 to 2019. Loss given default rates would be computed based on the net charge-offs recognized divided by the expected exposure at default of defaulted loans starting with the first quarter of 2009 to 2019. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The amounts so calculated comprise the quantitative portion of the ACL. Both the econometric regression models and the expected exposure of default will be updated annually.

The Company’s CECL methodology utilizes an eight-quarter reasonable and supportable ("R&S") forecast period, and a four-quarter reversion period. Management relies on multiple forecasts, blending them into a single loss estimate. Generally speaking, the blended scenario approach would include the Baseline, the Alternative Scenario 1 – Upside – 10th Percentile and the Alternative Scenario 3 – Downside – 90th Percentile forecasts. After the R&S period, the Company will revert linearly for the four-quarter reversion period to the long-term loss rates for each of the six portfolios of loans.

The Company’s CECL methodology estimates expected credit losses over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: (i) management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or (ii) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

The simplified approach portfolios include Small Business Administration (“SBA”) loans, Home Equity Lines of Credit (“HELOC’s”) and cash-secured loans, which were not modelled econometrically due to the low loss history for these three pools of loans. The forecasted loss rate is based on the forecasted GDP and unemployment rates during the first eight quarters of the portfolio’s contractual life, reversion loss rates for the next four quarters of the portfolio’s contractual life on a linear declining rate, and the long-term loss rate projected over the remainder of the portfolio’s contractual life.

Under the Company’s CECL methodology, the qualitative portion of the reserve on pooled loans represents management’s judgment of additional considerations to account for internal and external risk factors that are not adequately measured in the quantitative reserve. The qualitative loss factors consider idiosyncratic risk factors, conditions that may not be reflected in quantitatively derived results, or other relevant factors to seek to ensure the allowance for credit losses reflects our best estimate of current expected credit losses. The qualitative reserves include reserves for policy exceptions, experience of management and staff, level of competition in the lending environment, weak risk identification, lack of historical experience with residential mortgage loans made to non-US residents, and the higher risk characteristics of purchased syndicated loans. Current and forecasted economic trends and underlying market values for collateral dependent loans are considered to be included within the econometric models described above.

The CECL methodology requires a significant amount of management judgment in determining the appropriate allowance for credit losses. Several of the steps in the methodology involve judgment and are subjective in nature including, among other things: segmenting the loan portfolio; determining the amount of loss history to consider; selecting predictive econometric regression models that use appropriate macroeconomic variables; determining the methodology to forecast prepayments; selecting the most appropriate economic forecast scenario; determining the length of the reasonable and supportable forecast and reversion periods; estimating expected utilization rates on unfunded loan commitments; and assessing relevant and appropriate qualitative factors. In addition, the CECL methodology is dependent on economic forecasts which are inherently imprecise and will change from period to period. Although the allowance for credit losses is considered appropriate, there can be no assurance that it will be sufficient to absorb future losses.

Management believes the allowance for credit losses is appropriate for the current expected credit losses in our loan portfolio and associated unfunded commitments, and the credit risk ratings and inherent loss rates currently assigned are reasonable and appropriate as of the reporting date.

Individually Evaluated Loans

Loans that do not share similar risk characteristics with other financial assets are individually evaluated for impairment and excluded from loan pools used within the collective evaluation of estimated credit losses. We defined the following criteria for what constitutes a “default”, which results in a loan no longer sharing similar risk characteristics with other loans, and therefore requires an individual evaluation for expected credit losses. The criteria for default may include any one of the following: on nonaccrual status, modified under a troubled debt restructuring, or payment delinquency of 90 days or more.

Impaired Loans

Prior to January 1, 2021, a loan or lease was considered impaired when it was probable that we would be unable to collect all amounts due according to the contractual terms of the loan or lease agreement. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. When loans are placed on an impaired status, previously accrued but unpaid interest is reversed against current income and subsequent payments received are generally first applied toward the outstanding principal balance of the loan.

Troubled Debt Restructured Loan (“TDR”)

A TDR is a formal modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, or extension of the maturity date. Although these loan modifications are considered TDRs, TDR loans that have, pursuant to the Bank’s policy, performed under the restructured terms and have demonstrated sustained performance under the modified terms for six months are returned to accrual status. The sustained performance considered by management pursuant to its policy includes the periods prior to the modification if the prior performance met or exceeded the modified terms. This would include cash paid by the borrower prior to the restructure to set up interest reserves. Loans classified as TDRs are reported as individually evaluated loans.

The allowance for credit loss on a TDR is measured using the same method as all other loans held for investment, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit loss is determined by discounting the expected future cash flows at the original interest rate of the loan.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) as extended by the Consolidated Appropriation Act, 2021 ("CAA") permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and is intended to provide interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. Such conditions include the following (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019.

Unfunded Loan Commitments

Unfunded loan commitments are generally related to providing credit facilities to clients of the Bank and are not actively traded financial instruments. These unfunded commitments are disclosed as off-balance sheet financial instruments in Note 9 in the Notes to Condensed Consolidated Financial Statements (Unaudited).

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company, using the same loss factors as used for the allowance for loan losses. The reserve for unfunded loan commitments uses a three-year historical usage rate of the unfunded commitments during the contractual life of the commitments. The allowance for unfunded commitments is included in "other liabilities" on the Condensed Consolidated Balance Sheets. Changes in the allowance for unfunded commitments are included in the provision for credit losses.

3. Recent Accounting Pronouncements

Accounting Standards Adopted in 2021

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  This update requires an entity to use a broader range of R&S forecasts, in addition to historical experience and current conditions, to develop an expected credit loss estimate, referred to as the CECL model, for financial assets and net investments that are not accounted for at fair value through net income.  Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses to the amount by which fair value is below amortized cost.

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

Effective January 1, 2021, the Company adopted ASU 2016-13 and the related amendments to ASC Topic 326, Financial Instruments - Credit Losses, to replace the incurred loss accounting approach with a CECL approach for financial instruments measured at amortized cost and other commitments to extend credit. The new standard is generally intended to require earlier recognition of credit losses. While the standard changes the measurement of the allowance for credit losses, it does not change the credit risk of our lending portfolios or the ultimate losses in those portfolios.

Under the CECL approach, the standard requires immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable forecasts. The standard modifies the other-than-temporary impairment model for available-for-sale debt securities to require entities to record an allowance when recognizing credit losses for available-for-sale securities, rather than reducing the amortized cost of the securities by direct write-offs.

The Company adopted the new standard using the modified retrospective approach and recognized a cumulative effect adjustment to decrease retained earnings by $0.8 million, net of taxes, and increase the allowance for credit losses by $0.6 million and the reserve for unfunded loan commitments by $0.5 million without restating prior periods and applied the requirements of the new standard prospectively. There was no cumulative effect adjustment related to available-for-sale securities at adoption. The Company elected to account for accrued interest receivable separately from the amortized cost of loans and investment securities. Accrued interest receivable is included in "accrued interest receivables" on the Condensed Consolidated Balance Sheets. The Company elected the practical expedient to use the fair value of the collateral at the reporting date when determining the allowance for credit losses for a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the entity’s assessment as of the reporting date (collateral dependent financial asset). Additionally, the Company implemented new business processes, new internal controls, and modified existing and/or implemented new internal models and tools to facilitate the ongoing application of the new standard. See Note 8. Loans for further details.

The following table sets forth the cumulative effect of the changes to the Company's unaudited Condensed Consolidated Balance Sheets at January 1, 2021, for the adoption of ASC 326:

	Balance at December 31, 2020	Adjustments Due to Adoption of ASC 326	Balance at January 1, 2021
	(In thousands)
Assets:
Allowance for credit losses on loans	$166,538	$594	$167,132
Deferred tax assets	85,610	335	85,945
Liabilities:
Allowance for unfunded commitments	5,880	539	6,419
Stockholders' equity:
Retained earnings, net of tax	2,418,144	(798)	2,417,346

In July 2017, the FASB issued ASU 2017-11, “Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815).” There are two parts to this update. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments that result in the strike price being reduced on the basis of the pricing of future equity offerings. Part II of this update addresses the difficulty in navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in this update are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in part I of this update should be applied in either of the following ways: (i) Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim periods in which the pending content that links to this paragraph is effective; or (ii) Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments to Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. Adoption of ASU 2017-11 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740); Simplifying the Accounting for Income Taxes.” This ASU removes specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intra-period tax allocation; exception to accounting for basis differences when there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: Franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. This ASU is effective for public business entities, for fiscal years beginning after December 15, 2020 with early adoption permitted for public business entities for periods for which financial statements have not yet been issued. Adoption of ASU 2019-12 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In January 2020, the FASB issued ASU No. 2020-01, “'Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint-Ventures (Topic 323), and Derivatives and Hedging (Topic 815). Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” This ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is permitted, including early adoption in an interim period for public business entities for periods for which financial statements have not yet been issued. An entity should apply ASU No. 2020-01 prospectively at the beginning of the interim period that includes the adoption date. This ASU among other things clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The new ASU clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. Adoption of ASU 2020-01 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Other Accounting Standards Pending Adoption

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

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables, Nonrefundable Fees and Other Costs.” ASU 2020-08 clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates. ASU 2020-8 became effective for the Company on January 1, 2021, and is not expected to have a significant impact on the Company's Consolidated Financial Statements.

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

The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were zero and $60 thousand for the three months ended March 31, 2021 and for the year ended December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, the Company had $30.8 million and $34.7 million, respectively, on deposit in a cash margin account that serves as collateral for interest rate swaps. These amounts included $10.0 million and $11.9 million, respectively, on deposit in a cash margin account that serves as collateral for the Bancorp’s interest rate swaps. As of March 31, 2021 and December 31, 2020, the Company held $4.2 million and $9.3 million, respectively, in a restricted escrow account with a major bank for its alternative energy investments.

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

	Three months ended March 31,
	2021	2020
	(In thousands, except share and per share data)
Net income	$73,384	$46,852

Weighted-average shares:
Basic weighted-average number of common shares outstanding	79,530,777	79,588,076
Dilutive effect of weighted-average outstanding common share equivalents RSUs	301,528	241,949
Diluted weighted-average number of common shares outstanding	79,832,305	79,830,025

Average restricted stock units with anti-dilutive effect	71,108	47,399
Earnings per common share:
Basic	$0.92	$0.59
Diluted	$0.92	$0.59

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

The following table presents RSU activity during the three months ended March 31, 2021:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2020	292,670	$33.37	302,802	$32.55
Granted	13,509	39.77	—	—
Vested	(91,654)	41.88	(8,537)	43.37
Forfeited	(16,296)	30.62	(5,008)	40.60
Balance at March 31, 2021	198,229	$30.10	289,257	$32.09

The compensation expense recorded for RSUs was $1.2 million and $1.5 million for the three months ended March 31, 2021, and 2020, respectively. Unrecognized stock-based compensation expense related to RSUs was $7.2 million and $7.7 million as of March 31, 2021 and 2020, respectively. As of March 31, 2021, these costs are expected to be recognized over the next 1.7 years for time-based and performance-based RSUs.

As of March 31, 2021, 2,060,019 shares were available for future grants under the Company’s 2005 Incentive Plan, as amended and restated.

Tax deficiency from share-based payment arrangements increased income tax expense by $37 thousand and $0.3 million in the three months ended March 31, 2021, and 2020, respectively.

7. Investment Securities

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of March 31, 2021, and December 31, 2020:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$40,709	$11	$—	$40,720
U.S. government agency entities	95,637	705	291	96,051
Mortgage-backed securities	658,371	15,292	5,239	668,424
Collateralized mortgage obligations	10,201	—	74	10,127
Corporate debt securities	93,545	526	549	93,522
Total	$898,463	$16,534	$6,153	$908,844

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$80,948	$6	$6	$80,948
U.S. government agency entities	99,944	441	546	99,839
Mortgage-backed securities	709,709	17,965	606	727,068
Collateralized mortgage obligations	10,358	—	34	10,324
Corporate debt securities	118,271	367	267	118,371
Total	$1,019,230	$18,779	$1,459	$1,036,550

As of March 31, 2021, the amortized cost of AFS debt securities excluded accrued interest receivables of $2.3 million, which are included in "accrued interest receivable" on the Condensed Consolidated Balance Sheets (Unaudited). For the Company’s accounting policy related to AFS debt securities’ accrued interest receivable, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements (Unaudited) in this Form 10Q.

The amortized cost and fair value of securities available-for-sale as of March 31, 2021, by contractual maturities, are set forth in the tables below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	March 31, 2021
	Securities Available-For-Sale
	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$85,713	$85,764
Due after one year through five years	35,967	35,481
Due after five years through ten years	175,943	180,203
Due after ten years	600,840	607,396
Total	$898,463	$908,844

Equity Securities - The Company recognized a net loss of $2.8 million for the three months ended March 31, 2021, due to the decrease in fair value of equity investments with readily determinable fair values compared to a net loss of $6.1 million for the three months ended March 31, 2020. Equity securities were $21.0 million and $23.7 million as of March 31, 2021, and December 31, 2020, respectively.

The following tables set forth the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of  March 31, 2021, and  December 31, 2020:

	March 31, 2021
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities Available-for-Sale
U.S. government agency entities	$12,930	$11	$23,662	$280	$36,592	$291
Mortgage-backed securities	190,914	4,638	7,903	601	198,817	5,239
Collateralized mortgage obligations	9,946	65	181	9	10,127	74
Corporate debt securities	39,451	549	—	—	39,451	549
Total	$253,241	$5,263	$31,746	$890	$284,987	$6,153

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$40,952	$6	$—	$—	$40,952	$6
U.S. government agency entities	26,390	102	40,009	444	66,399	546
Mortgage-backed securities	1,694	23	8,093	583	9,787	606
Collateralized mortgage obligations	10,131	25	193	9	10,324	34
Corporate debt securities	58,405	267	—	—	58,405	267
Total	$137,572	$423	$48,295	$1,036	$185,867	$1,459

Allowance for Credit Losses

The securities that were in an unrealized loss position at March 31, 2021, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities to the Condensed Consolidated Financial Statements in this Form 10Q.

The Company concluded the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell available-for-sale securities that have declined below their cost before their anticipated recovery. Accordingly, no allowance for credit losses was recorded as of March 31, 2021, against these securities, and there was no provision for credit losses recognized for the three months ended March 31, 2021. For the three months ended March 31, 2020, there was no credit loss recognized.

Securities available-for-sale having a carrying value of $21.0 million and $23.7 million as of March 31, 2021, and December 31, 2020, respectively, were pledged to secure public deposits, other borrowings and treasury tax and loan.

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

The types of loans in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2021, and December 31, 2020, were as follows:

	March 31, 2021	December 31, 2020
	(In thousands)

Commercial loans	$2,890,693	$2,836,833
Residential mortgage loans	4,102,203	4,145,389
Commercial mortgage loans	7,549,522	7,555,027
Real estate construction loans	677,816	679,492
Equity lines	428,318	424,555
Installment and other loans	3,296	3,100
Gross loans	$15,651,848	$15,644,396
Allowance for loan losses	(147,264)	(166,538)
Unamortized deferred loan fees, net	(6,872)	(2,494)
Total loans, net	$15,497,712	$15,475,364

As of March 31, 2021, recorded investment in non-accrual loans was $94.4 million. As of December 31, 2020, recorded investment in impaired loans totaled $95.4 million and was comprised of non-accrual loans of $67.7 million and accruing TDRs of $27.7 million. For non-accrual loans, the amounts previously charged off represent 15.1% of the contractual balances for non-accrual loans as of March 31, 2021. For impaired loans, the amounts previously charged off represent 7.1% of the contractual balances for impaired loans as of December 31, 2020.

The following table presents the average recorded investment and interest income recognized on non-accrual loans for the period indicated:

	Three Months Ended March 31,
	2021
	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$28,268	$12
Real estate construction loans	4,229	97
Commercial mortgage loans	40,116	57
Residential mortgage loans and equity lines	8,427	8
Total non-accrual loans	$81,040	$174

In connection with the adoption of ASU 2016-13, the Company no longer provides information on impaired loans. The following table presents the average recorded investment and interest income recognized on individually evaluated loans for the period indicated:

	Three Months Ended March 31,
	2020
	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$28,316	$70
Real estate construction loans	4,506	98
Commercial mortgage loans	36,040	459
Residential mortgage loans and equity lines	11,371	71
Total impaired loans	$80,233	$698

The following table presents non-accrual loans and the related allowance as of March 31, 2021:

	March 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$30,111	$18,534	$—
Real estate construction loans	5,776	4,189	—
Commercial mortgage loans	27,867	27,199	—
Residential mortgage loans and equity lines	9,205	8,545	—
Subtotal	$72,959	$58,467	$—

With allocated allowance
Commercial loans	$19,864	$19,817	$5,559
Commercial mortgage loans	16,233	16,162	5,133
Subtotal	$36,097	$35,979	$10,692
Total non-accrual loans	$109,056	$94,446	$10,692

In connection with the adoption of ASU 2016-13, the Company no longer provides information on impaired loans. The following table presents impaired loans and the related allowance as of December 31, 2020:

	December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance
		(In thousands)
With no allocated allowance
Commercial loans	$23,784	$20,698	$—
Real estate construction loans	5,776	4,286	—
Commercial mortgage loans	22,877	22,287	—
Residential mortgage loans and equity lines	6,379	6,307	—
Subtotal	$58,816	$53,578	$—

With allocated allowance
Commercial loans	$13,703	$6,372	$1,030
Commercial mortgage loans	31,134	31,003	5,254
Residential mortgage loans and equity lines	5,005	4,452	145
Subtotal	$49,842	$41,827	$6,429
Total impaired loans	$108,658	$95,405	$6,429

The following tables present the aging of the loan portfolio by type as of March 31, 2021, and as of December 31, 2020:

	March 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)

Commercial loans	$13,845	$1,645	$1,880	$38,351	$55,721	$2,834,972	$2,890,693
Real estate construction loans	—	—	—	4,189	4,189	673,627	677,816
Commercial mortgage loans	6,659	274	258	43,361	50,552	7,498,970	7,549,522
Residential mortgage loans and equity lines	21,298	345	—	8,545	30,188	4,500,333	4,530,521
Installment and other loans	—	—	—	—	—	3,296	3,296
Total loans	$41,802	$2,264	$2,138	$94,446	$140,650	$15,511,198	$15,651,848

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)

Commercial loans	$52,601	$3,182	$2,947	$23,087	$81,817	$2,755,016	$2,836,833
Real estate construction loans	6,257	—	—	4,286	10,543	668,949	679,492
Commercial mortgage loans	45,186	18,069	2,035	33,715	99,005	7,456,022	7,555,027
Residential mortgage loans and equity lines	14,315	4,223	—	6,596	25,134	4,544,810	4,569,944
Installment and other loans	43	—	—	—	43	3,057	3,100
Total loans	$118,402	$25,474	$4,982	$67,684	$216,542	$15,427,854	$15,644,396

The allowance for credit loss on a TDR is measured using the same method as all other loans held for investment, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit loss is determined by discounting the expected future cash flows at the original interest rate of the loan.

The Company establishes a specific reserve for individually evaluated loans that do not share similar risk characteristics with the loans included in the quantitative baseline. These individually evaluated loans are removed from the pooling approach discussed in the “Basis of Presentation and Summary of Significant Accounting Policies” above, for the quantitative baseline, and include non-accrual loans, TDRs, and other loans as deemed appropriate by management. In addition, the Company individually evaluates “reasonably expected” TDRs, which are identified by the Company as a commercial loan expected to be classified as a TDR. Individually evaluated loans also includes “reasonably expected” TDRs, identified by the Company as a consumer loan for which a borrower’s application of loan modification due to hardship has been received by the Company. Management judgment is utilized to make this determination.

Although the Company took steps to incorporate the impact of the COVID-19 pandemic on the economic conditions and other factors (such as the severity and length of the COVID-19 pandemic and its impacts) utilized to determine the expected loan losses, if the economic conditions or other factors worsen relative to the assumptions the Company utilized, the expected loan losses will increase accordingly in future periods.

A TDR is a formal modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including a change in the stated interest rate, a reduction in the loan balance or accrued interest, or an extension of the maturity date. Although these loan modifications are considered TDRs, TDR loans that have, pursuant to the Bank’s policy, performed under the restructured terms and have demonstrated sustained performance under the modified terms for six months are returned to accrual status. The sustained performance considered by management pursuant to its policy includes the periods prior to the modification if the prior performance met or exceeded the modified terms. This would include cash paid by the borrower prior to the restructure to set up interest reserves. Loans classified as TDRs are reported as individually evaluated loans.

As of March 31, 2021, accruing TDRs were $27.9 million and non-accrual TDRs were $8.6 million compared to accruing TDRs of $27.7 million and non-accrual TDRs of $9.0 million as of December 31, 2020. The Company allocated specific reserves of $56 thousand to accruing TDRs and $1 thousand to non-accrual TDRs as of March 31, 2021, and $122 thousand to accruing TDRs and $24 thousand to non-accrual TDRs as of December 31, 2020. The following tables set forth TDRs that were modified during the three months ended March 31, 2021, and 2020, their specific reserves as of March 31, 2021 and 2020, and charge-offs for the three months ended March 31, 2021, and 2020:

	Three Months Ended March 31, 2021				March 31, 2021
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	1	$686	$686	$—	$—
Total	1	$686	$686	$—	$—

	Three Months Ended March 31, 2020				March 31, 2020
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	2	$534	$534	$—	$—
Total	2	$534	$534	$—	$—

Modifications of the loan terms in the three months ended March 31, 2021, were in the form of extensions of maturity dates, which ranged generally from three to twelve months from the modification date.

We expect that the TDRs on accruing status as of March 31, 2021, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  The ongoing impact of the COVID pandemic, however, could increase the risk of such TDRs becoming non-accrual due to the borrowers’ inability to continue to comply with their restructured terms. A summary of TDRs by type of concession and by type of loan, as of March 31, 2021, and December 31, 2020, is set forth in the table below:

	March 31, 2021
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans	$4,544	$—	$—	$4,544
Commercial mortgage loans	524	5,607	13,322	19,453
Residential mortgage loans	1,686	262	1,919	3,867
Total accruing TDRs	$6,754	$5,869	$15,241	$27,864

	March 31, 2021
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial loans	$8,150	$—	$—	$8,150
Residential mortgage loans	511	—	—	511
Total non-accrual TDRs	$8,661	$—	$—	$8,661

	December 31, 2020
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans	$3,983	$—	$—	$3,983
Commercial mortgage loans	515	5,635	13,425	19,575
Residential mortgage loans	1,724	275	2,164	4,163
Total accruing TDRs	$6,222	$5,910	$15,589	$27,721

	December 31, 2020
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial loans	$8,462	$—	$—	$8,462
Residential mortgage loans	523	—	—	523
Total non-accrual TDRs	$8,985	$—	$—	$8,985

The activity within TDRs for the periods indicated is set forth below:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Accruing TDRs
Beginning balance	$27,721	$35,336
New restructurings	686	534
Payments	(543)	(1,506)
Ending balance	$27,864	$34,364

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Non-accrual TDRs
Beginning balance	$8,985	$18,048
Payments	(324)	(159)
Ending balance	$8,661	$17,889

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as a TDR during the previous twelve months and which had subsequently defaulted as of March 31, 2021.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of March 31, 2021, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered individually evaluated, or were on non-accrual status.

The CARES Act, signed into law on March 27, 2020, and as extended by the CAA, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The Company is applying this guidance to qualifying loan modifications.

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

In connection with the adoption of ASU 2016-13, the Company no longer provides information on impaired loans. The following table presents loan portfolio by risk rating as of December 31, 2020:

	December 31, 2020
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,581,128	$141,344	$108,788	$5,573	$2,836,833
Real estate construction loans	593,196	82,010	4,286	—	679,492
Commercial mortgage loans	7,202,568	186,283	166,176	—	7,555,027
Residential mortgage loans and equity lines	4,547,052	11,647	11,245	—	4,569,944
Installment and other loans	3,100	—	—	—	3,100
Total gross loans	$14,927,044	$421,284	$290,495	$5,573	$15,644,396

The following table summarizes the Company’s loan held for investment by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification:

	Loans Amortized Cost Basis by Origination Year
March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass	$255,423	$527,049	$316,832	$245,195	$125,699	$94,080	$1,088,480	$8,055	$2,660,813
Special Mention	—	100	16,458	7,535	3,265	31	43,466	246	71,101
Substandard	—	11,537	20,564	29,395	10,834	4,738	67,426	6,207	150,701
Doubtful	—	—	—	—	—	—	2,244	—	2,244
Total	255,423	538,686	353,854	282,125	139,798	98,849	1,201,616	14,508	2,884,859
YTD period charge-offs	—	23	50	366	—	—	8,699	—	9,138
YTD period recoveries	—	—	—	(4)	—	(156)	(1,109)	—	(1,269)
Net	—	23	50	362	—	(156)	7,590	—	7,869
Real estate construction loans
Pass	38,405	224,620	162,973	131,063	58,557	—	—	—	615,618
Special Mention	—	33,083	6,373	15,822	—	—	—	—	55,278
Substandard	—	—	—	—	—	4,189	—	—	4,189
Total	38,405	257,703	169,346	146,885	58,557	4,189	—	—	675,085
YTD period charge-offs	—	—	—	—	—	—	—	—	—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	—	—	—	—	—	—	—	—	—
Commercial mortgage loans
Pass	325,895	1,393,092	1,373,968	1,283,094	933,711	1,723,499	171,529	—	7,204,788
Special Mention	—	23,492	29,476	22,138	26,290	88,360	5,753	—	195,509
Substandard	—	628	6,832	47,145	3,608	89,479	377	—	148,069
Total	325,895	1,417,212	1,410,276	1,352,377	963,609	1,901,338	177,659	—	7,548,366
YTD period charge-offs	—	—	—	—	—	—	—	—	—
YTD period recoveries	—	—	(60)	—	—	(7)	(28)	—	(95)
Net	—	—	(60)	—	—	(7)	(28)	—	(95)
Residential mortgage loans
Pass	182,269	749,890	820,791	635,500	546,962	1,146,581	—	—	4,081,993
Special Mention	—	334	4,749	3,170	1,717	4,023	—	—	13,993
Substandard	—	18	809	2,300	564	4,140	—	—	7,831
Total	182,269	750,242	826,349	640,970	549,243	1,154,744	—	—	4,103,817
YTD period charge-offs	—	—	—	—	—	—	—	—	—
YTD period recoveries	—	—	—	—	—	(7)	—	—	(7)
Net	—	—	—	—	—	(7)	—	—	(7)
Equity lines
Pass	—	—	—	—	—	10	392,712	34,804	427,526
Special Mention	—	—	—	—	—	—	925	—	925
Substandard	—	—	—	—	—	—	330	729	1,059
Total	—	—	—	—	—	10	393,967	35,533	429,510
YTD period charge-offs	—	—	—	—	—	—	—	—	—
YTD period recoveries	—	—	—	—	—	—	(3)	(6)	(9)
Net	—	—	—	—	—	—	(3)	(6)	(9)
Installment and other loans
Pass	953	2,386	—	—	—	—	—	—	3,339
Total	953	2,386	—	—	—	—	—	—	3,339
YTD period charge-offs	—	—	—	—	—	—	—	—	—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	—	—	—	—	—	—	—	—	—
Total loans	$802,945	$2,966,229	$2,759,825	$2,422,357	$1,711,207	$3,159,130	$1,773,242	$50,041	$15,644,976
Net charge-offs/(recoveries)	$—	$23	$(10)	$362	$—	$(170)	$7,559	$(6)	$7,758

Revolving loans that are converted to term loans presented in the table above are excluded from the term loans by vintage year columns.

The following table sets forth the balance in the allowance for loan losses by portfolio segment and based on impairment method as of December 31, 2020. This table is no longer presented after December 31, 2020, given the adoption of ASU 2016-13, which has a single impairment methodology.

	December 31, 2020
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

The following tables set forth activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2021, and March 31, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

2021 Beginning Balance	$68,742	$30,854	$49,205	$17,737	$—	$166,538
Impact of ASU 2016-13 adoption	(28,748)	(25,332)	35,335	19,330	9	594
Allowance for loan losses, January 1, 2021	39,994	5,522	84,540	37,067	9	167,132
Provision/(reversal) for possible credit losses	12,627	446	(18,946)	(6,231)	(6)	(12,110)
Charge-offs	(9,138)	—	—	—	—	(9,138)
Recoveries	1,269	—	95	16	—	1,380
Net (charge-offs)/recoveries	(7,869)	—	95	16	—	(7,758)
March 31, 2021 Ending Balance	$44,752	$5,968	$65,689	$30,852	$3	$147,264

Allowance for unfunded credit commitments December 31, 2020	$4,802	$690	$101	$284	$3	$5,880
Impact of ASU 2016-13 adoption	(3,347)	4,274	(101)	(284)	(3)	539
Allowance for loan losses, January 1, 2021	1,455	4,964	—	—	—	6,419
Provision/(reversal) for possible credit losses	125	(1,574)	—	—	—	(1,449)
Allowance for unfunded credit commitments March 31, 2021	$1,580	$3,390	$—	$—	$—	$4,970

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

2020 Beginning Balance	$57,021	$19,474	$33,602	$13,108	$19	$123,224
Provision/(reversal) for possible credit losses	10,891	3,748	6,129	4,251	(19)	25,000
Charge-offs	(1,321)	—	—	—	—	(1,321)
Recoveries	1,208	—	155	7	—	1,370
Net (charge-offs)/recoveries	(113)	—	155	7	—	49
March 31, 2020 Ending Balance	$67,799	$23,222	$39,886	$17,366	$—	$148,273
Reserve for impaired loans	$2,827	$—	$405	$219	$—	$3,451
Reserve for non-impaired loans	$64,972	$23,222	$39,481	$17,147	$—	$144,822
Reserve for off-balance sheet credit commitments	$1,296	$1,233	$177	$304	$3	$3,013

The ongoing COVID-19 pandemic has caused significant disruption in the United States and international economies and financial markets. Although banks have generally been permitted to continue operating, the COVID-19 pandemic has caused disruptions to our business and could cause material disruptions to our business and operations in the future. The Company has continued its efforts to support its customers affected by the pandemic and to maintain asset quality and balance sheet strength, including the following:

•

The Company has provided loans through the SBA's Paycheck Protection Program, (or “PPP”). As of March 31, 2021, 2,770 PPP loans with a current balance of $334.4 million have been approved by the Small Business Administration and an additional $71.9 million have been forgiven. These loans do not carry an allowance for loan losses.

•

The Company has outstanding COVID-19 modifications on approximately seven commercial real estate loans totaling $56.1 million as of March 31, 2021, which represented 0.7% of the Bank’s commercial real estate loans and six commercial loans, totaling $38.0 million, which represented 1.3% of the total commercial loans.

•

As of March 31, 2021, there were 52 COVID-19 residential mortgage loan modifications outstanding, or $31.4 million, that represented 0.8% of the total residential mortgage portfolio, and two HELOC loans totaling $1.1 million, which represented 0.3% of total HELOC loans.

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

The Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships were $95.7 million and $103.1 million as of March 31, 2021, and December 31, 2020, respectively.

10. Leases

The Company determines if a contract arrangement is a lease at inception and primarily enters into operating lease contracts for its branch locations, office space and certain equipment. As part of its property lease agreements, the Company may seek to include options to extend or terminate a lease when it is reasonably certain that the Company will exercise those options. The Right-of-Use (“ROU”) lease asset also includes any lease payments made and lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not possess any leases that have variable lease payments or residual value guarantees as of March 31, 2021.

ASU 2016-02, “Leases (Topic 842),” as amended by ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”; ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”; and ASU No. 2018-11, “Targeted Improvements,” establishes a right-of-use model (“ROU”) that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. The standard provides a number of optional practical expedients in transition. We have elected the "package of practical expedients," which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also elected all of the new standard’s available transition practical expedients, including the short-term lease recognition exemption that includes not recognizing ROU assets or lease liabilities for existing short-term leases, and the practical expedient to not separate lease and non-lease components for all of our leases. The Company uses its incremental borrowing rate to determine the present value of its lease liabilities.

The following table presents the operating lease amounts reported on the Condensed Consolidated Balance Sheets, and other supplemental information as of  March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	($ In millions)

Operating Leases:
ROU assets	$32.9	$30.9
Lease liabilities	$35.8	$33.5

Weighted-average remaining lease term (in years)	4.8	4.7
Weighted-average discount rate	2.63%	2.77%

Operating lease expense was $2.9 million and $2.9 million for the three months ended March 31, 2021 and March 31, 2020, respectively, and includes short-term leases that were immaterial. Operating cash flows from operating leases were $2.5 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively. During the first quarter the Company recognized an ROU asset impairment of $187 thousand related to an early termination of a lease agreement. This amount was included in other expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income.

The following table presents a maturity analysis of the Company’s operating lease liabilities as of March 31, 2021, and December 31, 2020, respectively.

As of March 31, 2021
Operating Leases
(In thousands)
Remaining 2021	$7,183
2022	9,165
2023	7,794
2024	5,427
2025	3,307
Thereafter	5,352
Total lease payments	38,228
Less amount of payment representing interest	(2,425)
Total present value of lease payments	$35,803

As of December 31, 2020
Operating Leases
(In thousands)
2021	$9,384
2022	8,335
2023	6,890
2024	4,635
2025	2,520
Thereafter	4,153
Total lease payments	35,917
Less amount of payment representing interest	(2,433)
Total present value of lease payments	$33,484

11. Borrowed Funds

Borrowings from the Federal Home Loan Bank (“FHLB”) – There were no over-night borrowings from the FHLB as of March 31, 2021, and December 31, 2020. Advances from the FHLB were $75.0 million at a weighted average rate of 2.26% as of March 31, 2021, and $150.0 million at a weighted average rate of 2.15% as of December 31, 2020. As of March 31, 2021, FHLB advances of $5.0 million will mature in May 2021, $50.0 million in June 2021, and $20.0 million in May 2023.

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

At March 31, 2021, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 2.36%, compared to $119.1 million with a weighted average rate of 2.40% at December 31, 2020. The Junior Subordinated Notes have a stated maturity term of 30 years.

12. Income Taxes

The effective tax rate for the first quarter of 2021 was 21.9% compared to 16.3% for the first quarter of 2020. The effective tax rate includes the impact of low-income housing and alternative energy investment tax credits. Income tax expense for the first quarter of 2021 was increased by $37 thousand related to a tax deficiency from the distribution of restricted stock units.

The Company’s tax returns are open for audit by the Internal Revenue Service back to 2017 and by the California Franchise Tax Board back to 2016.

It is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

13. Fair Value Measurements and Fair Value of Financial Instruments

The Company uses fair value to measure certain assets and liabilities on a recurring basis, primarily securities available-for-sale and derivatives. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered “nonrecurring” for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for individually evaluated loans and other real estate owned and also to record impairment on certain assets, such as goodwill, CDI, and other long-lived assets.

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

Financial assets and liabilities measured at fair value on a recurring basis

The Company uses the following methodologies to measure the fair value of its financial assets and liabilities on a recurring basis:

Securities Available-for-Sale and Equity Securities - For certain actively traded agency preferred stocks, mutual funds, U.S. Treasury securities, and other equity securities, the Company measures the fair value based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement. The Company also measures securities by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement. This category generally includes U.S. Government agency securities, U.S. Government sponsored entities, state and municipal securities, mortgage-backed securities (“MBS”), collateralized mortgage obligations and corporate bonds.

Warrants - The Company measures the fair value of warrants based on unobservable inputs based on assumptions and management judgment, a Level 3 measurement.

Currency Option Contracts and Foreign Exchange Contracts - The Company measures the fair value of currency option contracts and foreign exchange contracts based on observable market rates on a recurring basis, a Level 2 measurement.

Interest Rate Swaps – The Company measures the fair value of interest rate swaps using third party models with observable market data, a Level 2 measurement.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2021, and December 31, 2020:

	March 31, 2021
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$40,720	$—	$—	$40,720
U.S. government agency entities	—	96,051	—	96,051
Mortgage-backed securities	—	668,424	—	668,424
Collateralized mortgage obligations	—	10,127	—	10,127
Corporate debt securities	—	93,522	—	93,522
Total securities available-for-sale	$40,720	$868,124	$—	$908,844

Equity securities
Mutual funds	$6,301	$—	$—	$6,301
Preferred stock of government sponsored entities	3,328	—	—	3,328
Other equity securities	11,364	—	—	11,364
Total equity securities	$20,993	$—	$—	$20,993

Warrants	$—	$—	$16	$16
Interest rate swaps	—	3,615	—	3,615
Foreign exchange contracts	—	2,891	—	2,891
Total assets	$61,713	$874,630	$16	$936,359

Liabilities
Interest rate swaps	$—	$12,116	$—	$12,116
Foreign exchange contracts	—	2,550	—	2,550
Total liabilities	$—	$14,666	$—	$14,666

	December 31, 2020
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$80,948	$—	$—	$80,948
U.S. government agency entities	—	99,838	—	99,838
Mortgage-backed securities	—	727,068	—	727,068
Collateralized mortgage obligations	—	10,324	—	10,324
Corporate debt securities	—	118,372	—	118,372
Total securities available-for-sale	$80,948	$955,602	$—	$1,036,550

Equity securities
Mutual funds	$6,413	$—	$—	$6,413
Preferred stock of government sponsored entities	5,485	—	—	5,485
Other equity securities	11,846	—	—	11,846
Total equity securities	$23,744	$—	$—	$23,744

Warrants	$—	$—	$21	$21
Interest rate swaps	—	3,409	—	3,409
Foreign exchange contracts	—	4,658	—	4,658
Total assets	$104,692	$963,669	$21	$1,068,382

Liabilities
Interest rate swaps	$—	$10,286	$—	$10,286
Foreign exchange contracts	—	2,200	—	2,200
Total liabilities	$—	$12,486	$—	$12,486

Financial assets and liabilities measured at estimated fair value on a non-recurring basis:

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the periods ended March 31, 2021, and December 31, 2020, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Condensed Consolidated Balance Sheets as of March 31, 2021, the following tables set forth the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of March 31, 2021, and December 31, 2020, and the total losses for the periods indicated:

	As of March 31, 2021				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Three Months Ended
	Level 1	Level 2	Level 3	Measurements	March 31, 2021	March 31, 2020
	(In thousands)
Assets
Loans held-for-investment:
Commercial loans	$—	$—	$14,258	$14,258	$—	$—
Commercial mortgage loans	—	—	11,029	11,029	—	—
Total loans held-for-investment	—	—	25,287	25,287	—	—
Other real estate owned (1)	—	905	4,236	5,141	—	336
Investments in venture capital and private company stock	—	—	1,094	1,094	71	33
Total assets	$—	$905	$30,617	$31,522	$71	$369

(1) Other real estate owned balance of $4.9 million in the Condensed Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2020				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Measurements	December 31, 2020	December 31, 2019
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$—	$5,342	$5,342	$7,012	$—
Commercial mortgage loans	—	—	25,749	25,749	—	—
Residential mortgage loans and equity lines	—	—	4,307	4,307	—	—
Total impaired loans	—	—	35,398	35,398	7,012	—
Other real estate owned (1)	—	905	4,236	5,141	717	681
Investments in venture capital and private company stock	—	—	1,381	1,381	107	167
Total assets	$—	$905	$41,015	$41,920	$7,836	$848

(1) Other real estate owned balance of $4.9 million in the condensed consolidated balance sheets is net of estimated disposal costs.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent individually evaluated loans are primarily based on the appraised value of collateral adjusted by estimated sales cost and commissions. The Company generally obtains new appraisal reports every twelve months as appropriate. As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. In the current year, the Company used borrower specific collateral discounts with various discount levels.

The fair value of individually evaluated loans is calculated based on the net realizable fair value of the collateral or the observable market price of the most recent sale or quoted price from loans held for sale. The Company does not record loans at fair value on a recurring basis. Nonrecurring fair value adjustments to collateral dependent individually evaluated loans are recorded based on the current appraised value of the collateral, a Level 2 measurement, or management’s judgment and estimation of value using discounted future cash flows or old appraisals which are then adjusted based on recent market trends, a Level 3 measurement.

The significant unobservable inputs used in the fair value measurement of other real estate owned (“OREO”) are primarily based on the appraised value of OREO adjusted by estimated sales cost and commissions. The Company applies estimated sales cost and commissions ranging from 3% to 6% of the collateral value of individually evaluated loans, quoted price, or loan sale price of loans held for sale, and appraised value of OREO.

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from one to six years, risk-free interest rate from 0.20% to 1.34%, and stock volatility from 16.76% to 21.30%.

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

The following table sets forth the carrying and notional amounts and estimated fair value of financial instruments as of March 31, 2021, and December 31, 2020:

	March 31, 2021		December 31, 2020
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$141,885	$141,885	$138,616	$138,616
Short-term investments	1,612,411	1,612,411	1,282,462	1,282,462
Securities available-for-sale	908,844	908,844	1,036,550	1,036,550
Loans, net	15,497,712	16,094,374	15,475,364	16,103,471
Equity securities	20,993	20,993	23,744	23,744
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250
Warrants	16	16	21	21

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$154,340	$2,891	$151,244	$4,658
Interest rate swaps	496,140	3,615	96,889	3,409

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$16,353,633	$16,364,101	$16,109,401	$16,125,808
Advances from Federal Home Loan Bank	75,000	77,691	150,000	155,133
Other borrowings	23,333	19,861	23,714	19,632
Long-term debt	119,136	64,892	119,136	65,487

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$96,119	$2,550	$132,813	$2,200
Interest rate swaps	662,228	12,116	679,648	10,286

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,095,013	$(9,614)	$2,977,528	$(8,432)
Standby letters of credit	237,488	(1,720)	234,200	(1,630)
Other letters of credit	21,975	(19)	16,821	(16)
Bill of lading guarantees	—	—	238	—

The following tables set forth the level in the fair value hierarchy for the estimated fair values of financial instruments as of March 31, 2021, and December 31, 2020.

	As of March 31, 2021
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$141,885	$141,885	$—	$—
Short-term investments	1,612,411	1,612,411	—	—
Securities available-for-sale	908,844	40,720	868,124	—
Loans, net	16,094,374	—	—	16,094,374
Equity securities	20,993	20,993	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	16	—	—	16
Financial Liabilities
Deposits	16,364,101	—	—	16,364,101
Advances from Federal Home Loan Bank	77,691	—	77,691	—
Other borrowings	19,861	—	—	19,861
Long-term debt	64,892	—	64,892	—

	As of December 31, 2020
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$138,616	$138,616	$—	$—
Short-term investments	1,282,462	1,282,462	—	—
Securities available-for-sale	1,036,550	80,948	955,602	—
Loans, net	16,103,471	—	—	16,103,471
Equity securities	23,744	23,744	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	21	—	—	21
Financial Liabilities
Deposits	16,125,808	—	—	16,125,808
Advances from Federal Home Loan Bank	155,133	—	155,133	—
Other borrowings	19,632	—	—	19,632
Long-term debt	65,487	—	65,487	—

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

The Company follows ASC Topic 815 that establishes accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in the Company’s Condensed Consolidated Balance Sheets and measurement of those financial derivatives at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and, if so, the type of hedge. Fair value is determined using third-party models with observable market data. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivatives are reflected in current earnings, together with changes in the fair value of the related hedged item if there is a highly effective correlation between changes in the fair value of the interest rate swaps and changes in the fair value of the underlying asset or liability that is intended to be hedged. If there is not a highly effective correlation between changes in the fair value of the interest rate swap and changes in the fair value of the underlying asset or liability that is intended to be hedged, then only the changes in the fair value of the interest rate swaps are reflected in the Company’s Condensed Consolidated Financial Statements.

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

In May 2014, the Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. As of March 31, 2021, and 2020, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s cash flow derivative financial instruments as of March 31, 2021, and December 31, 2020, were as follows:

	March 31, 2021	December 31, 2020
Cash flow swap hedges:	(In thousands)
Notional	$119,136	$119,136
Weighted average fixed rate-pay	2.61%	2.61%
Weighted average variable rate-receive	0.19%	0.44%

Unrealized loss, net of taxes (1)	$(5,627)	$(6,890)

	Three months ended
	March 31, 2021	March 31, 2020
Periodic net settlement of swaps (2)	$711	$255

(1)-Included in other comprehensive income.

(2)-the amount of periodic net settlement of interest rate swaps was included in interest expense.

As of March 31, 2021, the Bank’s outstanding interest rate swap contracts had a notional amount of $819.8 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of March 31, 2021, and 2020, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of March 31, 2021, and December 31, 2020, were as follows:

	March 31, 2021	December 31, 2020
Fair value swap hedges:	(In thousands)
Notional	$819,820	$478,266
Weighted average fixed rate-pay	3.26%	4.56%
Weighted average variable rate spread	1.70%	2.46%
Weighted average variable rate-receive	1.82%	3.11%

Net unrealized loss (1)	$(10,735)	$(15,082)

	Three months ended
	March 31, 2021	March 31, 2020
Periodic net settlement of SWAPs (2)	$(2,387)	$(643)

(1)-the amount is included in other non-interest income.

(2)-the amount of periodic net settlement of interest rate swaps was included in interest income.

The Company has designated as a partial-term hedging election $375.0 million notional as last-of-layer hedge on a pool of loans with a notational value of $779.3 million as of March 31, 2021. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into a pay-fixed and receive 1-Month LIBOR interest rate swap to convert the last-of-layer $375.0 million portion of a $779.3 million fixed rate loan tranche in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranche. As of March 31, 2021, the last-of-layer loan tranche had a fair value basis adjustment of $809 thousand. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivative clearing organization and daily margin is indirectly maintained with the derivative clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $10.0 million as of March 31, 2021 and $11.9 million as of December 31, 2020.

The Company from time to time enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Condensed Consolidated Balance Sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of March 31, 2021, and December 31, 2020, were as follows:

	March 31, 2021	December 31, 2020
Derivative financial instruments not designated as hedging instruments:	(In thousands)
Notional amounts:
Spot, forward, and swap contracts with positive fair value	$154,340	$151,244
Spot, forward, and swap contracts with negative fair value	$96,119	$132,813
Fair value:
Spot, forward, and swap contracts with positive fair value	$2,891	$4,658
Spot, forward, and swap contracts with negative fair value	$(2,550)	$(2,200)

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

Financial instruments that are eligible for offset in the Condensed Consolidated Balance Sheets, as of March 31, 2021, and December 31, 2020, are set forth in the following table:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
March 31, 2021
Assets:
Derivatives	$3,615	$—	$3,615	$—	$—	$3,615

Liabilities:
Derivatives	$21,143	$(9,027)	$12,116	$—	$—	$12,116

December 31, 2020
Assets:
Derivatives	$3,409	$—	$3,409	$—	$—	$3,409

Liabilities:
Derivatives	$28,258	$(17,972)	$10,286	$—	$—	$10,286

17. Revenue from Contracts with Customers

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under ASC 606:

	Three months Ended March 31,
	2021	2020
	(In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$2,112	$2,054
Wealth management fees	3,557	3,137
Other service fees(1)	3,491	3,372
Total noninterest income	9,160	8,563

Noninterest income, not in-scope(2)	840	(2,777)
Total noninterest income	$10,000	$5,786

(1)	Other service fees comprise of fees related to letters of credit, wire fees, fees on foreign exchange transactions and other immaterial individual revenue streams.
(2)	These amounts primarily represent revenue from contracts with customers that are out of the scope of ASC 606.

The major revenue streams by fee type that are within the scope of ASC 606 presented in the above table is described in additional detail below:

Fees and Services Charges on Deposit Accounts

Fees and service charges on deposit accounts include charges for analysis, overdraft, cash checking, ATM, and safe deposit activities executed by our deposit clients, as well as interchange income earned through card payment networks for the acceptance of card-based transactions. Fees earned from our deposit clients are governed by contracts that provide for overall custody and access to deposited funds and other related services and can be terminated at will by either party. Fees received from deposit clients for the various deposit activities are recognized as revenue by the Company once the performance obligations are met.

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

In addition, given the short-term nature of the contracts, the Company also applies the practical expedient in ASC 606-10-32-18 and does not adjust the consideration from customers for the effects of a significant financing component, if at contract inception the period between when the entity transfers the goods or services and when the customer pays for that good or service is one year or less.

18. Stockholders’ Equity

Total equity was $2.46 billion as of March 31, 2021, an increase of $45.1 million, from $2.42 billion as of December 31, 2020, primarily due to net income of $73.4 million, and proceeds from dividend reinvestment of $868 thousand, and partially offset by common stock cash dividends of $24.6 million and a decrease in other comprehensive income of $3.6 million.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three months ended March 31, 2021, and March 31, 2020, was as follows:

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, gain/(loss), net of tax
Securities available-for-sale			$12,200			$5,714
Cash flow hedge derivatives			(6,890)			(3,412)
Total			$5,310			$2,302

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$(6,085)	$(1,799)	$(4,286)	$16,833	$4,976	$11,857
Cash flow hedge derivatives	1,793	530	1,263	(6,073)	(1,795)	(4,278)
Total	$(4,292)	$(1,269)	$(3,023)	$10,760	$3,181	$7,579

Reclassification adjustment for net losses in net income
Securities available-for-sale	(853)	(252)	(601)	(6)	(2)	(4)
Cash flow hedge derivatives	—	—	—	—	—	—
Total	(853)	(252)	(601)	(6)	(2)	(4)

Total other comprehensive income/(loss)
Securities available-for-sale	$(6,938)	$(2,051)	$(4,887)	$16,827	$4,974	$11,853
Cash flow hedge derivatives	1,793	530	1,263	(6,073)	(1,795)	(4,278)
Total	$(5,145)	$(1,521)	$(3,624)	$10,754	$3,179	$7,575

Ending balance, gain/(loss), net of tax
Securities available-for-sale			$7,313			$17,567
Cash flow hedge derivatives			(5,627)			(7,690)
Total			$1,686			$9,877

19. Subsequent Events

On April 1, 2021, the Board of Directors approved a new stock repurchase program to buy back up to $75.0 million of the Company’s common stock.

The Company has evaluated the effect of events that have occurred subsequent to March 31, 2021, through the date of issuance of the Condensed Consolidated Financial Statements, and, based on such evaluation, the Company believes that there have been no material events during such period that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is based on the assumption that the reader has access to and has read the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on, among other things, the carrying value of net loans. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described in “Allowance for Credit Losses” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. For more information, please also see Note 2 to the Company's unaudited Condensed Consolidated Financial Statements.

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

Additional potential impacts arising from, and our anticipated responses to, the COVID-19 pandemic are set forth below. See also the COVID-related risk factors as previously disclosed in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Financial position and results of operations

Our financial position and results of operations as of and for the three months ended March 31, 2021 have been significantly impacted by the COVID-19 pandemic. The improved macro-economic environment contributed to a $13.6 million reversal for credit losses recognized during the three months ended March 31, 2021. While we have not yet experienced significant write-offs related to the COVID-19 pandemic as of March 31, 2021, the continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to affect our estimate of our allowance for credit losses and resulting provision for credit losses. To the extent the impact of the pandemic is prolonged and economic conditions worsen or persist longer than forecast, such estimates may be insufficient and change significantly in the future. Our interest income may also be negatively impacted in future periods as we continue to work with our affected borrowers to defer payments, interest, and fees. Additionally, net interest margin may be reduced generally as a result of the low rate environment. These uncertainties and the economic environment will continue to affect earnings, slow growth, and may result in deterioration of asset quality in our loan and investment portfolios.

The below table details our exposure to borrowers in industries generally considered to be the most impacted by the COVID-19 pandemic:

March 31, 2021
Industry (1)	Loan Balance	Percent of Total Loan Portfolio
	(In millions)
Restaurants	$158.8	1%
Hotels/motels	296.3	2
Retail businesses/properties	1,725.3	11
	$2,180.4	14%

(1)-

Balances capture credit exposures in the business segments that manage the significant majority of industry relationships. Balances consist of commercial real estate secured loans where the collateral consist of restaurants, hotels/motels or have a retail dependency.

While we have not experienced disproportionate impacts among our business segments as of March 31, 2021, borrowers in the industries detailed in the table above (and potentially other industries) could have greater sensitivity to the economic downturn resulting from COVID-19 with potentially longer recovery periods than other business lines.

Loan modifications

We began receiving requests from our borrowers for loan deferrals in March 2020 following the onset of the pandemic. Modifications include the deferral of principal payments or the deferral of principal and interest payments for terms generally 90 - 180 days. Requests are evaluated individually, and approved modifications are based on the unique circumstances of each borrower. We are committed to working with our clients to allow time to work through the challenges of this pandemic. At this time, it is uncertain what future impact loan modifications related to COVID-19 difficulties will have on our financial condition, results of operations and reserve for loan losses.

As of March 31, 2021, there were 52 COVID-19 residential mortgage loan modifications outstanding, or $31.4 million, with a weighted average loan to value of 54.6% that represented 0.8% of the total mortgage portfolio and 6, or $38.0 million, in commercial loan balances that represented 1.3% of total commercial loans.

The CARES Act, as extended by the Consolidated Appropriations Act, 2021, (“CAA”), permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and is intended to provide interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. This includes the following (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Company is applying this guidance to qualifying loan modifications and anticipates that it will continue to experience an increase in short-term modifications.

The following table shows COVID-19 CRE loan modifications outstanding by property type as of March 31, 2021.

Property Type	# of Loan Deferrals Approved	Balance as of March 31, 2021	Total Category Balance
	(In millions)
Hotel/Motel	1	$23.3	$296.3
Retail	—	—	1,725.3
Residential	—	—	2,220.3
Warehouse	—	—	901.4
Office	3	23.9	1,352.1
Theater	—	—	24.9
Special Use	3	8.9	365.2
Industrial	—	—	417.1
Restaurant	—	—	158.8
Land	—	—	88.1
Total CRE	7	$56.1	$7,549.5

Paycheck Protection Program (PPP)

As part of the CARES Act, the SBA has been authorized to guarantee loans under the PPP through March 31, 2021 for small businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. One of the notable features of the PPP is that borrowers are eligible for loan forgiveness if borrowers, among other conditions, maintain their staff and payroll and if loan amounts are used to cover payroll, mortgage interest, rents and utilities payments. These loans have a two-to-five-year term and earn interest at a rate of 1%. We began accepting applications on April 3, 2020. As of March 31, 2021, we had processed 2,770 PPP loans with a current balance of $334.4 million and forgiven $71.9 million. We have begun accepting and processing PPP applications under the CAA. PPP loans are guaranteed by the SBA and therefore we believe PPP loans generally do not represent a material credit risk.

Capital and liquidity

While we believe we have sufficient capital and do not anticipate any need for additional liquidity as of March 31, 2021, in response to the uncertainty regarding the severity and duration of the COVID-19 pandemic, we are prepared to take additional actions, as needed, to maintain strong capital levels and ensure the strength of our liquidity position. Such actions may include pledging additional collateral to increase our borrowing capacity with the FRB, if necessary. Our Board of Directors also will continue to evaluate the impacts of the COVID-19 pandemic and the appropriateness of declaring future dividends and the rate of any future dividends as well as any stock repurchases, in light of our capital and liquidity needs.

Asset impairment

At this time, as of March 31, 2021, we do not believe there exists any impairment to our goodwill and intangible assets, long-lived assets, right of use assets, or available-for-sale investment securities due to the COVID-19 pandemic. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future impairment charges related to any of the aforementioned assets. Continued and sustained declines in Bancorp’s stock price and/or other credit related impacts could give rise to triggering events in the future that could result in a write-down in the value of our goodwill, which could have a material adverse impact on our results of operations.

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

Through this time of disruption, we have remained open for business supporting our customers while implementing our business continuity plan to mitigate the risks of the spread of COVID-19 to our employees and customers. While physical access to our bank offices remains restricted by social distancing requirements, customer business is still being transacted at our branches through drive-up facilities, online, telephone or by appointment.

We believe that we are positioned to continue these business continuity measures for the foreseeable future, however, no assurances can be provided as these circumstances may change depending on the duration and severity of the pandemic.

Highlights

●	Total net interest margin increased to 3.20% in the first quarter of 2021 from 3.12% in the fourth quarter of 2020.
●	There was a reversal of provisions for credit losses of $13.6 million in the first quarter of 2021 compared to a reversal for loan losses of $5.0 million for the fourth quarter of 2020.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended March 31, 2021, was $73.4 million, an increase of $26.5 million, or 56.5%, compared to net income of $46.9 million for the same quarter a year ago. Diluted earnings per share for the quarter ended March 31, 2021, was $0.92 compared to $0.59 for the same quarter a year ago.

Return on average stockholders’ equity was 12.18% and return on average assets was 1.57% for the quarter ended March 31, 2021, compared to a return on average stockholders’ equity of 8.12% and a return on average assets of 1.05% for the same quarter a year ago.

Financial Performance

	Three months ended
	March 31, 2021	March 31, 2020
Net income (In millions)	$73.4	$46.9
Basic earnings per common share	$0.92	$0.59
Diluted earnings per common share	$0.92	$0.59
Return on average assets	1.57%	1.05%
Return on average total stockholders' equity	12.18%	8.12%
Efficiency ratio	47.03%	44.60%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $1.5 million, or 1.1%, to $141.8 million during the first quarter of 2021, compared to $140.3 million during the same quarter a year ago. The increase was due primarily to a decrease in interest expense from deposits, offset, in part by a decrease in interest income from loans and securities.

The net interest margin was 3.20% for the first quarter of 2021 compared to 3.34% for the first quarter of 2020 and 3.12% for the fourth quarter of 2020.

For the first quarter of 2021, the yield on average interest-earning assets was 3.68%, the cost of funds on average interest-bearing liabilities was 0.67%, and the cost of interest-bearing deposits was 0.63%. In comparison, for the first quarter of 2020, the yield on average interest-earning assets was 4.44%, the cost of funds on average interest-bearing liabilities was 1.49%, and the cost of interest-bearing deposits was 1.44%. The decrease in the yield on average interest-earning assets resulted mainly from lower lending rates. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 3.01% for the quarter ended March 31, 2021, compared to 2.95% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended March 31, 2021, and 2020. Average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended March 31,
	2021			2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(In thousands)
Interest-earning assets:
Total loans (1)	$15,691,976	$159,721	4.13%	$15,213,440	$177,870	4.70%
Investment securities	995,704	3,067	1.25	1,379,365	7,610	2.22
Federal Home Loan Bank stock	17,250	217	5.10	17,268	305	7.09
Interest-bearing deposits	1,283,375	315	0.10	311,024	951	1.23
Total interest-earning assets	17,988,305	163,320	3.68	16,921,097	186,736	4.44
Non-interest earning assets:
Cash and due from banks	152,514			175,827
Other non-earning assets	1,042,124			1,030,634
Total non-interest earning assets	1,194,638			1,206,461
Less: Allowance for loan losses	(167,583)			(123,886)
Deferred loan fees	(4,199)			(631)
Total assets	$19,011,161			$18,003,041

Interest-bearing liabilities:
Interest-bearing demand accounts	$1,890,390	$664	0.14%	$1,388,597	$709	0.21%
Money market accounts	3,552,217	4,712	0.54	2,437,997	6,959	1.15
Savings accounts	845,543	218	0.10	733,372	323	0.18
Time deposits	6,404,755	14,009	0.89	7,495,619	35,155	1.89
Total interest-bearing deposits	12,692,905	19,603	0.63	12,055,585	43,146	1.44

Other borrowings	123,424	475	1.56	392,029	1,839	1.89
Long-term debt	119,136	1,424	4.85	119,136	1,440	4.86
Total interest-bearing liabilities	12,935,465	21,502	0.67	12,566,750	46,425	1.49

Non-interest bearing liabilities:
Demand deposits	3,406,460			2,863,889
Other liabilities	226,196			252,119
Total equity	2,443,040			2,320,283
Total liabilities and equity	$19,011,161			$18,003,041

Net interest spread			3.01%			2.95%
Net interest income		$141,818			$140,311
Net interest margin			3.20%			3.34%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the three months ended March 31, 2021 and 2020:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three months ended March 31, 2021-2020 Increase/(Decrease) in Net Interest Income Due to:
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$5,231	$(23,380)	$(18,149)
Investment securities	(1,767)	(2,777)	(4,544)
Federal Home Loan Bank stock	—	(87)	(87)
Deposits with other banks	867	(1,503)	(636)
Total changes in interest income	4,331	(27,747)	(23,416)

Interest-bearing liabilities:
Interest-bearing demand accounts	212	(257)	(45)
Money market accounts	2,400	(4,646)	(2,246)
Savings accounts	44	(148)	(104)
Time deposits	(4,557)	(16,589)	(21,146)
Other borrowed funds	(1,089)	(276)	(1,365)
Long-term debt	—	(16)	(16)
Total changes in interest expense	(2,990)	(21,932)	(24,922)
Changes in net interest income	$7,321	$(5,815)	$1,506

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

(Reversal)/provision for credit losses

As permitted under the CARES Act and as extended by the CAA, the Company adopted the CECL methodology for estimated credit losses effective as of January 1, 2021. The adoption of CECL under a modified retrospective approach as of January 1, 2021 increased the allowance for loan losses by $0.6 million and allowance for unfunded credit commitments by $0.5 million and an after-tax decrease to opening retained earnings of $0.8 million. These amounts differ from that previously disclosed. As of March 31, 2021, the allowance for loan losses decreased $19.8 million to $147.3 million, or 0.94% of gross loans, compared to $167.1 million, or 1.07% of gross loans, as of January 1, 2021. The change in the allowance for loan losses included a $12.1 million reversal for loan losses for the first quarter of 2021, as a result of the improving macroeconomic conditions and $7.8 million in net charge-offs. In the first quarter of 2020, a provision for loan losses of $25.0 million was recorded under the incurred loss method. The Company will continue to monitor the continuing impact of the COVID-19 pandemic on credit risks and losses, as well as on customer demand deposits and other liabilities and assets. The following table sets forth the charge-offs and recoveries for the periods indicated:

	Three months ended March 31,
	2021	2020
	(In thousands)
Charge-offs:
Commercial loans	$9,138	$1,321
Total charge-offs	9,138	1,321
Recoveries:
Commercial loans	1,269	1,208
Real estate loans (1)	111	162
Total recoveries	1,380	1,370
Net recoveries	$7,758	$(49)

(1)	Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, equity securities gains (losses), wire transfer fees, and other sources of fee income, was $10.0 million for the first quarter of 2021, an increase of $4.2 million, or 72.4%, compared to $5.8 million for the first quarter of 2020. The increase was primarily due to a $3.4 million decrease in net losses from equity securities and a $0.8 million increase in gain from sale of securities, when compared to the same quarter a year ago.

Non-Interest Expense

Non-interest expense increased $6.2 million, or 9.5%, to $71.4 million in the first quarter of 2021, compared to $65.2 million in the same quarter a year ago. The increase in non-interest expense in the first quarter of 2021 was primarily due to a decrease of $4.2 million in income from other real estate owned, an increase of $1.8 million in salaries and other employee benefits, an increase of $1.0 million in contributions to the Cathay Bank Foundation, to combat anti-Asian American hate crimes, and an increase of $0.7 million in costs associated with debt redemption, offset, in part, by a decrease of $2.3 million in amortization expense of investments in low-income housing and alternative energy partnerships, when compared to the same quarter a year ago. The efficiency ratio was 47.0% in the first quarter of 2021 compared to 44.6% for the same quarter a year ago.

Income Taxes

The effective tax rate for the first quarter of 2021 was 21.9% compared to 16.3% for the first quarter of 2020. The effective tax rate includes the impact of alternative energy investments and low-income housing tax credits.

Balance Sheet Review

Assets

Total assets were $19.2 billion as of March 31, 2021, an increase of $187.1 million, or 1.0%, from $19.0 billion as of December 31, 2020, primarily due to an increase in short-term investments offset in part by a decrease in investment securities.

Securities Available-for-Sale

Prior to January 1, 2021, debt securities available-for-sale were measured at fair value and declines in the fair value were reviewed to determine whether the impairment was other-than-temporary. If we did not expect to recover the entire amortized cost basis of the security, then an other-than-temporary impairment (“OTTI”) was considered to have occurred. The cost basis of the security was written down to its estimated fair value and the amount of the write-down was recognized through a charge to earnings. If the amount of the amortized cost basis expected to be recovered increased in a future period, the cost basis of the security was not increased but rather recognized prospectively through interest income.

Effective January 1, 2021, upon the adoption of ASU 2016-13, Financial Instruments - Credit Losses, debt securities available-for-sale are measured at fair value and subject to impairment testing. When an available-for-sale debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit losses by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components of the fair value change. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation reserve would be reduced, but not more than the amount of the current existing reserve for that security.

For available-for-sale debt (“AFS”) securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value with the credit component of the unrealized loss of the impaired AFS debt security recognized as an allowance for credit losses, and a corresponding provision for credit losses on the consolidated statement of income. For AFS that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, the payment structure of the security, failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. Any fair value changes that have not been recorded through an allowance for credit losses is recognized in other comprehensive income. In the current period, management evaluated the securities in an unrealized loss position and determined that their unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined the unrealized losses were not credit-related and recognized the unrealized losses in "other comprehensive income" in stockholders' equity. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any impaired securities before recovery of their amortized cost.

Securities available-for-sale represented 4.7% of total assets as of March 31, 2021, compared to 5.4% of total assets as of December 31, 2020. Securities available-for-sale were $0.9 billion as of March 31, 2021, compared to $1.0 billion as of December 31, 2020.

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of March 31, 2021, and December 31, 2020:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$40,709	$11	$—	$40,720
U.S. government agency entities	95,637	705	291	96,051
Mortgage-backed securities	658,371	15,292	5,239	668,424
Collateralized mortgage obligations	10,201	—	74	10,127
Corporate debt securities	93,545	526	549	93,522
Total	$898,463	$16,534	$6,153	$908,844

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$80,948	$6	$6	$80,948
U.S. government agency entities	99,944	441	546	99,839
Mortgage-backed securities	709,709	17,965	606	727,068
Collateralized mortgage obligations	10,358	—	34	10,324
Corporate debt securities	118,271	367	267	118,371
Total	$1,019,230	$18,779	$1,459	$1,036,550

For additional information, see Note 7 to the Company’s unaudited Condensed Consolidated Financial Statements.

Securities available-for-sale having a carrying value of $21.0 million as of March 31, 2021, and $22.7 million as of December 31, 2020, were pledged to secure public deposits, other borrowings and treasury tax and loan.

Equity Securities

The Company recognized a net loss of $2.8 million for the three months ended March 31, 2021, due to the decrease in fair value of equity investments with readily determinable fair values compared to a net loss of $6.1 million for the three months ended March 31, 2020. Equity securities were $21.0 million and $23.7 million as of March 31, 2021, and December 31, 2020, respectively.

Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Changes in the allowance for credit losses are recorded as provision for credit loss expense.

The amortized cost of the Company’s AFS debt securities excludes accrued interest, which is included in "accrued interest income" on the Condensed Consolidated Balance Sheets. The Company has made an accounting policy election not to measure an allowance for credit losses for accrued interest receivables on AFS debt securities since the Company timely reverses any previously accrued interest when the debt security remains in default for an extended period. As each AFS debt security has a unique security structure, where the accrual status is clearly determined when certain criteria listed in the terms are met, the Company assesses the default status of each security as defined by the debt security’s specific security structure. At March 31, 2021, no AFS debt securities were in default.

Loans

Gross loans were $15.7 billion at March 31, 2021, an increase of $7.5 million, or 0.05%, from $15.6 billion at December 31, 2020. The increase was primarily due to increases of $53.9 million, or 1.9%, in commercial loans, offset, in part, by a decrease of $43.2 million, or 1.0%, in residential mortgage loans. The loan balances and composition at March 31, 2021, compared to December 31, 2020 are set forth below:

	March 31, 2021	% of Gross Loans	December 31, 2020	% of Gross Loans	% Change
	(In thousands)

Commercial loans	$2,890,693	18.5%	$2,836,833	18.1%	1.9%
Residential mortgage loans	4,102,203	26.2	4,145,389	26.5	(1.0)
Commercial mortgage loans	7,549,522	48.2	7,555,027	48.3	(0.1)
Real estate construction loans	677,816	4.3	679,492	4.4	(0.2)
Equity lines	428,318	2.8	424,555	2.7	0.9
Installment and other loans	3,296	0.0	3,100	0.0	6.3
Gross loans	$15,651,848	100%	$15,644,396	100%	0.0%
Allowance for loan losses	(147,264)		(166,538)		(11.6)
Unamortized deferred loan fees	(6,872)		(2,494)		175.5
Total loans, net	$15,497,712		$15,475,364		0.1%

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

The ratio of non-performing assets to total assets was 0.5% at March 31, 2021, compared to 0.4% at December 31, 2020. Total non-performing assets increased $23.9 million, or 30.8%, to $101.5 million at March 31, 2021, compared to $77.6 million at December 31, 2020, primarily due to an increase of $26.8 million, or 39.5%, in nonaccrual loans, offset, in part, by a decrease of $2.8 million, or 57.1%, in accruing loans past due 90 days or more.

As a percentage of gross loans plus OREO, our non-performing assets were 0.65% as of March 31, 2021, compared to 0.50% as of December 31, 2020. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, decreased to 157.6% as of March 31, 2021, from 237.3% as of December 31, 2020.

The following table sets forth the changes in non-performing assets and TDRs as of March 31, 2021, compared to December 31, 2020, and to March 31, 2020:

	March 31, 2021	December 31, 2020	% Change	March 31, 2020	% Change
	(In thousands)
Non-performing assets
Accruing loans past due 90 days or more	$2,138	$4,982	(57)	$4,531	(53)
Non-accrual loans:
Construction loans	4,189	4,286	(2)	4,482	(7)
Commercial mortgage loans	43,361	33,715	29	11,859	266
Commercial loans	38,351	23,087	66	30,443	26
Residential mortgage loans	8,545	6,596	30	6,949	23
Total non-accrual loans	$94,446	$67,684	40	$53,733	76
Total non-performing loans	96,584	72,666	33	58,264	66
Other real estate owned	4,918	4,918	-	9,048	(46)
Total non-performing assets	$101,502	$77,584	31	$67,312	51
Accruing troubled debt restructurings	$27,864	$27,721	1	$34,364	(19)

Allowance for loan losses	$147,264	$166,538	(12)	$148,273	(1)

Total gross loans outstanding, at period-end	$15,651,848	$15,644,396	0	$15,534,212	1

Allowance for loan losses to non-performing loans, at period-end	152.47%	229.18%		254.48%
Allowance for loan losses to gross loans, at period-end	0.94%	1.06%		0.95%

Non-accrual Loans

At March 31, 2021, total non-accrual loans were $94.4 million, an increase of $26.7 million, or 39.5%, from $67.7 million at December 31, 2020, and an increase of $40.7 million, or 75.8%, from $53.7 million at March 31, 2020. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following tables set forth the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	March 31, 2021		December 31, 2020
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$19,208	$8,803	$7,126	$9,031
Commercial real estate	36,887	338	37,471	338
Land	—	2,831	—	2,634
Personal property (UCC)	—	26,379	—	11,084
Total	$56,095	$38,351	$44,597	$23,087

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	March 31, 2021		December 31, 2020
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$22,425	$33	$12,875	$33
Wholesale/Retail	25,284	29,529	25,291	11,290
Import/Export	—	4,845	—	6,191
Other	8,386	3,944	6,431	5,573
Total	$56,095	$38,351	$44,597	$23,087

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

Impaired Loans

Prior to January 1, 2021, a loan was considered to be impaired when it was probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency status of over 90 days or our receipt of information otherwise indicating that full collection of principal is doubtful, or when the loan has been restructured in a TDRs. Those loans with a balance less than our defined selection criteria, generally a loan amount less than $500 thousand, are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. We generally obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired. The appraisals are generally based on “as is” or bulk sale valuations. To ensure that appraised values remain current, we generally obtain an updated appraisal every twelve months from qualified independent appraisers. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs (which generally range between 3% to 6% of the fair value, depending on the size of the impaired loan), is charged off against the allowance for loan losses. Non-accrual impaired loans, including TDRs, are not returned to accrual status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due, and TDRs are reviewed for continued impairment until they are no longer reported as TDRs.

As of March 31, 2021, recorded investment in non-accrual loans was $94.4 million. As of December 31, 2020, recorded investment in impaired loans totaled $95.4 million and was comprised of non-accrual loans of $67.7 million and accruing TDRs of $27.7 million. For non-accrual loans, the amounts previously charged off represent 15.1% of the contractual balances for non-accrual loans as of March 31, 2021. For impaired loans, the amounts previously charged off represent 7.1% as of December 31, 2020, of the contractual balances for impaired loans. As of March 31, 2021, $56.1 million, or 59.4%, of the $94.4 million of non-accrual loans were secured by real estate compared to $44.6 million, or 65.9%, of the $67.7 million of non-accrual loans that were secured by real estate as of December 31, 2020. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

As of March 31, 2021, $10.7 million of the $147.3 million allowance for loan losses was allocated for non-accrual loans and $136.6 million was allocated to the general allowance. As of December 31, 2020, $6.4 million of the $166.5 million allowance for loan losses was allocated for impaired loans and $160.1 million was allocated to the general allowance.

The allowance for loan losses to non-performing loans was 152.5% as of March 31, 2021, compared to 229.2% as of December 31, 2020, primarily due to an increase in the non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents non-accrual loans and the related allowance as of March 31, 2021:

	March 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$30,111	$18,534	$—
Real estate construction loans	5,776	4,189	—
Commercial mortgage loans	27,867	27,199	—
Residential mortgage loans and equity lines	9,205	8,545	—
Subtotal	$72,959	$58,467	$—

With allocated allowance
Commercial loans	$19,864	$19,817	$5,559
Commercial mortgage loans	16,233	16,162	5,133
Subtotal	$36,097	$35,979	$10,692
Total non-accrual loans	$109,056	$94,446	$10,692

In connection with the adoption of ASU 2016-13, the Company no longer provides information on impaired loans. The following table presents impaired loans and the related allowance as of December 31, 2020:

	December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance
		(In thousands)

With no allocated allowance
Commercial loans	$23,784	$20,698	$—
Real estate construction loans	5,776	4,286	—
Commercial mortgage loans	22,877	22,287	—
Residential mortgage loans and equity lines	6,379	6,307	—
Subtotal	$58,816	$53,578	$—

With allocated allowance
Commercial loans	$13,703	$6,372	$1,030
Commercial mortgage loans	31,134	31,003	5,254
Residential mortgage loans and equity lines	5,005	4,452	145
Subtotal	$49,842	$41,827	$6,429
Total impaired loans	$108,658	$95,405	$6,429

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

As of March 31, 2021, construction loans of $497.6 million were disbursed with pre-established interest reserves of $51.3 million, compared to $643.5 million with pre-established interest reserves of $71.0 million at December 31, 2020.  The balance for construction loans with interest reserves that have been extended was $50.1 million with pre-established interest reserves of $1.3 million at March 31, 2021, compared to $127.0 million with pre-established interest reserves of $4.4 million at December 31, 2020.  Land loans of $38.2 million were disbursed with pre-established interest reserves of $4.8 million at March 31, 2021, compared to $24.7 million of land loans disbursed with pre-established interest reserves of $486 thousand at December 31, 2020.  The balance for land loans with interest reserves that have been extended was $942 thousand at March 31, 2021 with pre-established interest reserves of $58 thousand, compared to $942 thousand in land loans with pre-established interest reserves of $58 thousand at December 31, 2020.

At March 31, 2021 and December 31, 2020, the Bank had no loans on non-accrual status with available interest reserves.  At March 31, 2021 and December 31, 2020, $4.2 million and $4.3 million of non-accrual non-residential construction loans had been originated with pre-established interest reserves, respectively.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of the property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; and Las Vegas, Nevada. The Company also has loan customers in Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of March 31, 2021, or as of December 31, 2020.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of CRE loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. Total loans for construction, land development, and other land represented 34% of the Bank’s total risk-based capital as of March 31, 2021, and 35% as of December 31, 2020. Total CRE loans represented 271% of total risk-based capital as of March 31, 2021, and 273% as of December 31, 2020 and were below the Bank’s internal limit for CRE loans of 400% of total capital at both dates.

Allowance for Credit Losses

The Bank maintains the allowance for credit losses at a level that the Bank considers appropriate to absorb the estimated and known risks in the loan portfolio and off-balance sheet unfunded credit commitments. Allowance for credit losses is comprised of the allowance for loan losses and the reserve for off-balance sheet unfunded credit commitments. With this risk management objective, the Bank’s management has an established monitoring system that it believes is designed to identify individually evaluated and potential problem loans, and to permit periodic evaluation of impairment and the appropriate level of the allowance for credit losses in a timely manner.

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

The allowance for loan losses was $147.3 million and the allowance for off-balance sheet unfunded credit commitments was $5.0 million at March 31, 2021, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded credit commitments. The $147.3 million allowance for loan losses at March 31, 2021, decreased $19.8 million, or 11.8%, from $167.1 million as of January 1, 2021. The allowance for loan losses represented 0.94% of period-end gross loans and 152.47% of non-performing loans at March 31, 2021. The comparable ratios were 1.06% of period-end gross loans and 229.18% of non-performing loans at December 31, 2020.

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. We identify critical policies and estimates as those that require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. We have identified the policy and estimates relate to the allowance for credit losses on loans as a critical accounting policy.

Our critical accounting policies and estimates are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC. For more information, please also see Note 2 to the Company's unaudited Condensed Consolidated Financial Statements.

Expected Credit Losses Estimate for Loans

The allowance for credit losses on loans held for investment is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for loan losses is reported as a reduction of the amortized cost basis of loans, while the reserve for unfunded loan commitments is included within "Other liabilities" on the Condensed Consolidated Balance Sheets. The amortized cost basis of loans does not include interest receivable, which is included in "Other assets" on the Condensed Consolidated Balance Sheets. The "Provision for credit losses" on the Condensed Consolidated Statement of Operations and Comprehensive Income is a combination of the provision for loan losses and the provision for unfunded loan commitments.

Under the CECL methodology, expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of prepayments and available information about the collectability of cash flows, including information about relevant historical experience, current conditions, and reasonable and supportable forecasts of future events and circumstances. Thus, the CECL methodology incorporates a broad range of information in developing credit loss estimates. For further information regarding the calculation of the allowance for credit losses on loans held for investment using the CECL methodology effective January 1, 2021, see Notes 2 and 3 to the unaudited Condensed Consolidated Financial Statements contained in "Item 1. Condensed Consolidated Financial Statements."

In calculating our allowance for credit losses in the first quarter of 2021, the improvement in Moody’s forecast of future GDP, unemployment rates, commercial real estate and home price indexes, resulted in a significant decrease in the ACL. For example, the forecasted unemployment rate decreased from 6.8% in Moody’s December 2020 economic forecast to 5.0% in Moody’s March 2021 economic forecast. Our methodology and framework along with the 8-quarter reasonable and supportable forecast period and the 4-quarter reversion period have remained consistent since the implementation of CECL on January 1, 2021. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.

The use of different economic forecasts, whether based on different scenarios, the use of multiple or single scenarios, or updated economic forecasts and scenarios, can change the outcome of the calculations. In addition to the economic forecasts, there are numerous components and assumptions that are integral to the overall estimation of allowance for credit losses.

The determination of the allowance for credit losses is complex and highly dependent on numerous models, assumptions, and judgments made by management. Management's current expectation for credit losses as quantified in the allowance for credit losses, considers the impact of assumptions and is reflective of historical credit experience, economic forecasts viewed to be reasonable and supportable, current loan composition, and relative credit risks known as of the balance sheet date.

Management believes the allowance for credit losses is appropriate for the current expected credit losses in our loan portfolio and associated unfunded commitments, and the credit risk ratings and inherent loss rates currently assigned are reasonable and appropriate as of the reporting date. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company's financial statements.

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended March 31,
	2021	2020
	(In thousands)
Allowance for loan losses
Balance at beginning of period	$166,538	$123,224
Impact of ASU 2016-13 adoption	594	$—
Balance at January 1,	167,132	123,224
(Reversal)/provision for credit losses	(12,110)	25,000
Charge-offs:
Commercial loans	(9,138)	(1,321)
Total charge-offs	(9,138)	(1,321)
Recoveries:
Commercial loans	1,269	1,208
Real estate loans	111	162
Total recoveries	1,380	1,370
Balance at end of period	$147,264	$148,273

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$5,880	$3,855
Impact of ASU 2016-13 adoption	539	—
Allowance for loan losses, January 1,	6,419	3,855
Reversal for credit losses	(1,449)	(842)
Balance at end of period	$4,970	$3,013

Average loans outstanding during the period	$15,691,976	$15,213,440
Total gross loans outstanding, at period-end	$15,651,848	$15,534,212
Total non-performing loans, at period-end	$96,584	$58,264
Ratio of net recoveries/(charge-offs) to average loans outstanding during the period	(0.20%)	0.00%
Provision for credit losses to average loans outstanding during the period	(0.35%)	0.64%
Allowance for credit losses to non-performing loans, at period-end	157.62%	259.66%
Allowance for credit losses to gross loans, at period-end	0.97%	0.97%

Prior to January 1, 2021, our allowance for loan losses consists of the following:

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	March 31, 2021		December 31, 2020
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	(In thousands)
Type of Loan:
Commercial loans	$44,752	18.6%	$68,742	18.8%
Real estate construction loans	5,968	4.3	30,854	4.0
Commercial mortgage loans	65,689	48.2	49,205	47.8
Residential mortgage loans and equity lines	30,852	28.9	17,737	29.4
Installment and other loans	3	—	—	—
Total loans	$147,264	100%	$166,538	100%

The allowance allocated to commercial loans decreased $23.9 million, or 34.9%, to $44.8 million at March 31, 2021, from $68.7 million at December 31, 2020. The decrease is due primarily to a decrease in the allowance of $28.7 million from the adoption of ASU 2016-13 offset by a provision for loan losses of $12.6 million due in part to specific reserve for non-accrual loans and charge-offs of $7.9 million.

The allowance allocated to real estate construction loans decreased $24.9 million, or 80.7%, to $6.0 million at March 31, 2021, from $30.9 million at December 31, 2020. The decrease is due primarily to a decrease in the allowance of $25.3 from the adoption of ASU 2016-13.

The allowance allocated to commercial mortgage loans increased $16.5 million, or 33.5%, to $65.7 million at March 31, 2021, from $49.2 million at December 31, 2020. The increase is due primarily to an increase in the allowance of $35.3 million from the adoption of ASU 2016-13 offset by a reversal for loan losses of $18.9 million related to the improvements in macro-economic conditions in the first quarter.

The allowance allocated for residential mortgage loans increased by $13.2 million, or 74.0%, to $30.9 million as of March 31, 2021, from $17.7 million at December 31, 2020. The increase is due primarily to an increase in the allowance of $19.3 million from the adoption of ASU 2016-13 offset by a reversal for loan losses of $6.3 million related to improvements in macro-economic conditions in the first quarter.

Deposits

Total deposits were $16.4 billion at March 31, 2021, an increase of $244.2 million, or 1.5%, from $16.1 billion at December 31, 2020. The following table sets forth the deposit mix as of the dates indicated:

	March 31, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage
Deposits	(In thousands)
Non-interest-bearing demand deposits	$3,495,775	21.4%	$3,365,086	20.9%
Interest bearing demand deposits	1,915,822	11.7	1,926,135	12.0
Money market deposits	3,808,794	23.3	3,359,191	20.8
Savings deposits	911,210	5.6	785,672	4.9
Time deposits	6,222,032	38.0	6,673,317	41.4
Total deposits	$16,353,633	100.0%	$16,109,401	100.0%

The following table sets forth the maturity distribution of time deposits at March 31, 2021:

	At March 31, 2021
	Time Deposits -under $100,000	Time Deposits -$100,000 and over	Total Time Deposits
	(In thousands)
Less than three months	$310,743	$984,501	$1,295,244
Three to six months	291,939	1,309,909	1,601,848
Six to twelve months	550,999	2,627,169	3,178,168
Over one year	66,447	80,325	146,772
Total	$1,220,128	$5,001,904	$6,222,032

Percent of total deposits	7.5%	30.6%	38.1%

Borrowings

Borrowings include federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Borrowings from the FHLB – There were no over-night borrowings from the FHLB as of March 31, 2021, and December 31, 2020. Advances from the FHLB were $75.0 million at an average rate of 2.26% as of March 31, 2021, compared to $150.0 million at an average rate of 2.15% as of December 31, 2020. As of March 31, 2021, FHLB advances of $5.0 million will mature in May 2021, $50.0 million in June 2021, and $20.0 million in May 2023.

Junior Subordinated Notes – At March 31, 2021, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 2.3%, compared to $119.1 million with a weighted average rate of 2.40% at December 31, 2020. The Junior Subordinated Notes have a stated maturity term of 30 years. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

For additional information, see Note 11 to the Company’s unaudited Condensed Consolidated Financial Statements.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of March 31, 2021. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$6,075,260	$146,323	$436	$13	$6,222,032
Advances from the Federal Home Loan Bank	55,000	20,000	—	—	75,000
Other borrowings	—	—	—	23,333	23,333
Long-term debt	—	—	—	119,136	119,136
Operating leases	9,606	16,440	7,829	4,605	38,480
Total contractual obligations and other commitments	$6,139,866	$182,763	$8,265	$147,087	$6,477,981

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

Capital Resources

Total equity was $2.46 billion as of March 31, 2021, an increase of $45.1 million, from $2.42 billion as of December 31, 2020, primarily due to net income of $73.4 million, and proceeds from dividend reinvestment of $868 thousand, and partially offset by common stock cash dividends of $24.6 million, decreases in other comprehensive income of $3.6 million, and cumulative effect of changes in accounting principles of $0.8 million.

The following table summarizes changes in total equity for the three months ended March 31, 2021:

Three months ended
March 31, 2021
(In thousands)
Net income	$73,384
Cumulative effect of change in accounting principle related to ASC 326, net of tax	(798)
Proceeds from shares issued through the Dividend Reinvestment Plan	868
RSUs distributed	1
Shares withheld related to net share settlement of RSUs	(1,279)
Share-based compensation	1,243
Cash dividends paid to common stockholders	(24,650)
Other comprehensive income	(3,624)
Net increase in total equity	$45,145

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The following tables set forth actual and required capital ratios as of March 31, 2021 and December 31, 2020 for Bancorp and the Bank under the Basel III Capital Rules. The Basel III Capital Rules became fully phased-in on January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2020 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2021	(In thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,066,900	14.00	$1,033,256	7.00	$959,452	6.50
Cathay Bank	2,097,197	14.22	1,032,284	7.00	958,550	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,066,900	14.00	1,254,668	8.50	1,180,864	8.00
Cathay Bank	2,097,197	14.22	1,253,488	8.50	1,179,754	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,334,634	15.82	1,549,884	10.50	1,476,080	10.00
Cathay Bank	2,249,431	15.25	1,548,427	10.50	1,474,692	10.00

Leverage Ratio
Cathay General Bancorp	2,066,900	11.11	744,202	4.00	930,253	5.00
Cathay Bank	2,097,197	11.29	742,870	4.00	928,588	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2020	(In thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,016,448	13.53	$1,042,967	7.00	$968,470	6.50
Cathay Bank	2,059,056	13.83	1,041,911	7.00	967,489	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,016,448	13.53	1,266,460	8.50	1,191,963	8.00
Cathay Bank	2,059,056	13.83	1,265,178	8.50	1,190,755	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,304,366	15.47	1,564,451	10.50	1,489,953	10.00
Cathay Bank	2,231,474	14.99	1,562,866	10.50	1,488,444	10.00

Leverage Ratio
Cathay General Bancorp	2,016,448	10.94	737,382	4.00	921,727	5.00
Cathay Bank	2,059,056	11.19	736,317	4.00	920,396	5.00

As of March 31, 2021, capital levels at Bancorp and the Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of March 31, 2021 at Bancorp and the Bank exceed the minimum levels necessary to be considered “well capitalized.”

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

The Company declared a cash dividend of $0.31 per share on 79,514,076 shares outstanding on March 1, 2021, for distribution to holders of our common stock on March 11, 2021. The Company paid total cash dividends of $24.6 million in the first quarter of 2021.

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

In May 2014, the Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. As of March 31, 2021, and 2020, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s cash flow derivative financial instruments as of March 31, 2021, and December 31, 2020, were as follows:

	March 31, 2021	December 31, 2020
Cash flow swap hedges:	(In thousands)
Notional	$119,136	$119,136
Weighted average fixed rate-pay	2.61%	2.61%
Weighted average variable rate-receive	0.19%	0.44%

Unrealized loss, net of taxes (1)	$(5,627)	$(6,890)

	Three months ended
	March 31, 2021	March 31, 2020
Periodic net settlement of swaps (2)	$711	$255

(1)-Included in other comprehensive income.

(2)-the amount of periodic net settlement of interest rate swaps was included in interest expense.

As of March 31, 2021, the Bank’s outstanding interest rate swap contracts had a notional amount of $819.8 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of March 31, 2021, and 2020, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of March 31, 2021, and December 31, 2020, were as follows:

	March 31, 2021	December 31, 2020
Fair value swap hedges:	(In thousands)
Notional	$819,820	$478,266
Weighted average fixed rate-pay	3.26%	4.56%
Weighted average variable rate spread	1.70%	2.46%
Weighted average variable rate-receive	1.82%	3.11%

Net unrealized loss (1)	$(10,735)	$(15,082)

	Three months ended
	March 31, 2021	March 31, 2020
Periodic net settlement of SWAPs (2)	$(2,387)	$(643)

(1)-the amount is included in other non-interest income.

(2)-the amount of periodic net settlement of interest rate swaps was included in interest income.

The Company has designated as a partial-term hedging election $375.0 million notional as last-of-layer hedge on a pool of loans with a notational value of $779.3 million as of March 31, 2021. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into a pay-fixed and receive 1-Month LIBOR interest rate swap to convert the last-of-layer $375.0 million portion of a $779.3 million fixed rate loan tranche in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranche. As of March 31, 2021, the last-of-layer loan tranche had a fair value basis adjustment of $809 thousand. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivative clearing organization and daily margin is indirectly maintained with the derivative clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $10.0 million as of March 31, 2021 and $11.9 million as of December 31, 2020.

The Company from time to time enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Condensed Consolidated Balance Sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of March 31, 2021, and December 31, 2020, were as follows:

	March 31, 2021	December 31, 2020
Derivative financial instruments not designated as hedging instruments:	(In thousands)
Notional amounts:
Spot, forward, and swap contracts with positive fair value	$154,340	$151,244
Spot, forward, and swap contracts with negative fair value	$96,119	$132,813
Fair value:
Spot, forward, and swap contracts with positive fair value	$2,891	$4,658
Spot, forward, and swap contracts with negative fair value	$(2,550)	$(2,200)

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of March 31, 2021, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 15.5% compared to 14.7% as of December 31, 2020.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At March 31, 2021, the Bank had an approved credit line with the FHLB of San Francisco totaling $4.8 billion. Total advances from the FHLB of San Francisco were $75.0 million and standby letter of credits issued by the FHLB on the Company’s behalf were $610.8 million as of March 31, 2021. These borrowings bear fixed rates and are secured by the Bank’s loans. See Note 11 to the Condensed Consolidated Financial Statements. At March 31, 2021, the Bank pledged $911 thousand of its commercial loans and $2.2 million of securities to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $2.9 million from the Federal Reserve Bank Discount Window at March 31, 2021.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At March 31, 2021, investment securities totaled $0.9 billion, with $21.0 million pledged as collateral for borrowings and other commitments. The remaining $0.9 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 98% of our time deposits mature within one year or less as of March 31, 2021. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. As of March 31, 2021, management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs. Deposits and other sources of liquidity, however, may be adversely impacted by the COVID-19 pandemic.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $40.0 million and $36.0 million during the first quarter of 2021 and 2020, respectively.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2021:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	16.6	10.5
+100	7.8	5.2
-100	-1.3	-7.0
-200	-1.5	-7.2

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents the net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.   RISK FACTORS.

The Company is not aware of any material change to the risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risk factors disclosed in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties, including those not presently known to the Company or that the Company presently believes not to be material, could also materially and adversely affect the Company’s business, financial condition, and results of operations and stock price.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(January 1, 2021 - January 31, 2021)	0	$0.00	0	$0
(February 1, 2021 - February 28, 2021)	0	$0.00	0	$0
(March 1, 2021 - March 31, 2021)	0	$0.00	0	$0
Total	0	$0.00	0	$0

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

Date: May 7, 2021
/s/ Chang M. Liu
Chang M. Liu President and Chief Executive Officer

Date: May 7, 2021
/s/ Heng W. Chen
Heng W. Chen Executive Vice President and Chief Financial Officer