Form 10-Q
period 2021-06-30
CATHAY GENERAL BANCORP
filed 2021-08-09
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-31830

CATHAY GENERAL BANCORP

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CATY	Nasdaq Global Select Market

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

Common stock, $.01 par value, 78,160,561 shares outstanding as of July 31, 2021.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

2ND QUARTER 2021 REPORT ON FORM 10-Q

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$133,507	$138,616
Short-term investments and interest-bearing deposits	1,589,086	1,282,462
Securities available-for-sale (amortized cost of $991,724 at June 30, 2021 and $1,019,230 at December 31, 2020)	1,002,515	1,036,550
Loans	15,690,689	15,644,396
Less: Allowance for loan losses	(131,256)	(166,538)
Unamortized deferred loan fees, net	(6,865)	(2,494)
Loans, net	15,552,568	15,475,364
Equity securities	20,113	23,744
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	4,871	4,918
Affordable housing investments and alternative energy partnerships, net	286,833	309,016
Premises and equipment, net	100,917	102,998
Customers’ liability on acceptances	7,560	13,753
Accrued interest receivable	56,092	59,032
Goodwill	372,189	372,189
Other intangible assets, net	5,041	5,434
Right-of-use assets - operating leases	31,310	30,919
Other assets	168,510	170,889
Total assets	$19,348,362	$19,043,134

Liabilities
Deposits:
Non-interest-bearing demand deposits	$3,664,931	$3,365,086
Interest-bearing deposits:
NOW deposits	2,026,154	1,926,135
Money market deposits	4,003,043	3,359,191
Savings deposits	900,106	785,672
Time deposits	5,943,279	6,673,317
Total deposits	16,537,513	16,109,401
Advances from the Federal Home Loan Bank	20,000	150,000
Other borrowings of affordable housing investments	23,249	23,714
Long-term debt	119,136	119,136
Acceptances outstanding	7,560	13,753
Lease liabilities - operating leases	34,194	33,484
Other liabilities	154,353	175,502
Total liabilities	16,896,005	16,624,990
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 90,825,937 issued and 78,158,590 outstanding at June 30, 2021, and 90,643,206 issued and 79,508,265 outstanding at December 31, 2020	908	906
Additional paid-in-capital	967,166	964,734
Accumulated other comprehensive income, net	2,372	5,310
Retained earnings	1,887,571	1,789,325
Treasury stock, at cost (12,638,514 shares at June 30, 2021, and 11,134,941 shares at December 31, 2020)	(405,660)	(342,131)
Total equity	2,452,357	2,418,144
Total liabilities and equity	$19,348,362	$19,043,134

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$161,493	$168,149	$321,214	$346,019
Investment securities	3,189	5,405	6,256	13,015
Federal Home Loan Bank stock	255	214	472	519
Deposits with banks	438	240	753	1,191
Total interest and dividend income	165,375	174,008	328,695	360,744

Interest Expense
Time deposits	10,055	30,811	24,064	65,966
Other deposits	5,465	5,919	11,059	13,910
Advances from Federal Home Loan Bank	415	1,316	890	2,868
Long-term debt	1,439	1,440	2,863	2,880
Deferred payments from acquisition	—	42	—	100
Short-term borrowings	—	5	—	234
Total interest expense	17,374	39,533	38,876	85,958

Net interest income before provision for credit losses	148,001	134,475	289,819	274,786
Provision for credit losses	(9,000)	25,000	(22,558)	50,000
Net interest income after provision for credit losses	157,001	109,475	312,377	224,786

Non-Interest Income
Net (losses)/gains from equity securities	(879)	5,779	(3,631)	(323)
Securities losses, net	—	1,147	853	1,153
Letters of credit commissions	1,782	1,560	3,472	3,200
Depository service fees	1,343	1,117	2,706	2,415
Other operating income	10,337	6,003	19,183	14,947
Total non-interest income	12,583	15,606	22,583	21,392

Non-Interest Expense
Salaries and employee benefits	32,758	28,197	65,480	59,136
Occupancy expense	4,960	4,963	10,006	10,140
Computer and equipment expense	3,647	2,581	6,918	5,174
Professional services expense	5,756	5,200	10,466	10,345
Data processing service expense	3,243	3,566	6,898	7,232
FDIC and regulatory assessments	1,440	2,446	3,365	4,861
Marketing expense	1,443	915	4,325	2,801
Other real estate owned expense/(income)	191	452	285	(3,652)
Amortization of investments in low income housing and alternative energy partnerships	10,682	12,934	22,252	26,824
Amortization of core deposit intangibles	171	171	343	343
Costs associated with debt redemption	—	—	732	—
Other operating expense	5,416	5,843	10,040	9,218
Total non-interest expense	69,707	67,268	141,110	132,422

Income before income tax expense	99,877	57,813	193,850	113,756
Income tax expense	22,678	3,492	43,267	12,583
Net income	$77,199	$54,321	$150,583	$101,173

Other Comprehensive Income, net of tax
Unrealized holding (losses)/gains on securities available-for-sale	247	(481)	(4,039)	11,376
Unrealized holding gains/(losses) on cash flow hedge derivatives	439	(235)	1,702	(4,513)
Less: reclassification adjustments for losses included in net income	—	808	601	812
Total other comprehensive (loss)/gain, net of tax	686	(1,524)	(2,938)	6,051
Total other comprehensive income	$77,885	$52,797	$147,645	$107,224

Net Income Per Common Share:
Basic	$0.98	$0.68	$1.90	$1.27
Diluted	$0.97	$0.68	$1.89	$1.27
Cash dividends paid per common share	$0.31	$0.31	$0.62	$0.62
Average Common Shares Outstanding:
Basic	79,167,004	79,581,097	79,347,886	79,584,587
Diluted	79,418,668	79,682,426	79,624,344	79,756,226

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three months ended	Shares	Amount	Capital	Income	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at March 31, 2021 *	79,595,025	$907	$965,566	$1,686	$1,834,920	$(342,131)	$2,460,948
Dividend Reinvestment Plan	20,023	1	856	—	—	—	857
Restricted stock units vested	55,198	—	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(1,315)	—	—	—	(1,315)
Stock issued to directors	20,750	—	850	—	—	—	850
Purchases of treasury stock	(1,532,406)	—	—	—	—	(63,529)	(63,529)
Stock-based compensation	—	—	1,209	—	—	—	1,209
Cash dividends of $0.31 per share	—	—	—	—	(24,548)	—	(24,548)
Other comprehensive loss	—	—	—	686	—	—	686
Net income	—	—	—	—	77,199	—	77,199
Balance at June 30, 2021	78,158,590	$908	$967,166	$2,372	$1,887,571	$(405,660)	$2,452,357

*

Balance sheet amounts previously reported for the impact of the initial adoption of CECL on January 1, 2021 have been corrected. The correction had an after-tax decrease to opening retained earnings of $2.3 million.

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at March 31, 2020	79,420,267	$902	$952,331	$9,877	$1,681,345	$(331,418)	$2,313,037
Dividend Reinvestment Plan	32,903	—	860	—	—	—	860
Restricted stock units vested	135,704	1	—	—	—	—	1
Shares withheld related to net share settlement of RSUs	—	—	(1,376)	—	—	—	(1,376)
Stock issued to directors	31,110	—	800	—	—	—	800
Stock-based compensation	—	—	1,001	—	—	—	1,001
Cash dividends of $0.31 per share	—	—	—	—	(24,672)	—	(24,672)
Other comprehensive income	—	—	—	(1,524)	—	—	(1,524)
Net income	—	—	—	—	54,321	—	54,321
Balance at June 30, 2020	79,619,984	$903	$953,616	$8,353	$1,710,994	$(331,418)	$2,342,448

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Six months ended	Shares	Amount	Capital	Income	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2020	79,508,265	$906	$964,734	$5,310	$1,789,325	$(342,131)	$2,418,144
Cumulative effect of change in accounting principle related to ASC 326, net of tax *	—	—	—	—	(3,139)	—	(3,139)
Dividend Reinvestment Plan	40,059	1	1,724	—	—	—	1,725
Restricted stock units vested	121,922	1	—	—	—	—	1
Shares withheld related to net share settlement of RSUs	—	—	(2,594)	—	—	—	(2,594)
Stock issued to directors	20,750	—	850	—	—	—	850
Purchases of treasury stock	(1,532,406)	—	—	—	—	(63,529)	(63,529)
Stock-based compensation	—	—	2,452	—	—	—	2,452
Cash dividends of $0.62 per share	—	—	—	—	(49,198)	—	(49,198)
Other comprehensive loss	—	—	—	(2,938)	—	—	(2,938)
Net income	—	—	—	—	150,583	—	150,583
Balance at June 30, 2021	78,158,590	$908	$967,166	$2,372	$1,887,571	$(405,660)	$2,452,357

*

Balance sheet amounts previously reported for the impact of the initial adoption of CECL on January 1, 2021 have been corrected. The correction had an after-tax decrease to the cumulative effect of the change in accounting principle related to ASC 326 of $2.3 million.

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

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2021	2020
	(In thousands)
Cash Flows from Operating Activities
Net income	$150,583	$101,173
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal)/provision for credit losses	(18,710)	50,000
Provision for losses on other real estate owned	47	717
Deferred tax provision	11,685	(4,896)
Depreciation and amortization	4,156	3,688
Amortization of right-of-use asset	4,461	4,249
Change in operating lease liabilities	710	535
Net gains on sale and transfer of other real estate owned	—	(4,554)
Net gains on sale of loans	(357)	(85)
Proceeds from sales of loans	6,345	2,850
Originations of loans held for sale	(5,988)	(2,764)
Amortization on alternative energy partnerships, venture capital and other investments	22,387	26,728
Net gain on sales and calls of securities	(853)	(1,153)
Amortization/accretion of security premiums/discounts, net	4,322	3,953
Loss on sales or disposal of fixed assets	55	45
Unrealized loss on equity securities	3,631	323
Stock-based compensation and stock issued to officers as compensation	3,302	3,344
Net change in accrued interest receivable and other assets	(4,966)	(10,592)
Net change in other liabilities	(14,433)	(1,330)
Net cash provided by operating activities	166,377	172,231

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(244,567)	(216,745)
Proceeds from sale of investment securities available-for-sale	21,102	107,539
Proceeds from sale of equity securities	—	3,112
Proceeds from repayments, maturities and calls of investment securities available-for-sale	247,508	427,139
Purchase of Federal Home Loan Bank stock	—	(840)
Redemptions of Federal Home Loan Bank stock	—	1,680
Net increase in loans	(61,195)	(536,212)
Purchase of premises and equipment	(1,787)	(3,316)
Proceeds from sales of other real estate owned	—	2,246
Net increase in investment in affordable housing and alternative energy partnerships	(10,618)	(38,331)
Net cash used for investing activities	(49,557)	(253,728)

Cash Flows from Financing Activities
Net increase in deposits	428,291	1,589,416
Advances from Federal Home Loan Bank	50,000	1,450,000
Repayment of Federal Home Loan Bank borrowings	(180,000)	(1,890,000)
Cash dividends paid	(49,198)	(49,332)
Proceeds from other borrowings	—	91
Purchases of treasury stock	(63,529)	(12,880)
Repayment of short-term borrowings	—	(25,683)
Proceeds from shares issued under Dividend Reinvestment Plan	1,725	1,707
Taxes paid related to net share settlement of RSUs	(2,594)	(1,899)
Net cash provided by financing activities	184,695	1,061,420

Decrease in cash, cash equivalents, and restricted cash	301,515	979,923
Cash, cash equivalents, and restricted cash, beginning of the period	1,421,078	593,778
Cash, cash equivalents, and restricted cash, end of the period	$1,722,593	$1,573,701
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$44,669	$94,251
Income taxes paid	$36,791	$32,104
Non-cash investing and financing activities:
Net change in unrealized holding loss on securities available-for-sale, net of tax	$(4,639)	$10,564
Net change in unrealized holding loss on cash flow hedge derivatives	$1,702	$(4,513)

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), ten limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of June 30, 2021, the Bank operates 24 branches in Southern California, 13 branches in Northern California, 10 branches in New York State, four in Washington State, two in Illinois, two in Texas, one in Maryland, Massachusetts, Nevada, and New Jersey, one in Hong Kong, and a representative office in Taipei, Beijing, and Shanghai. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the audited Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The preparation of the Consolidated Financial Statements in accordance with GAAP requires management of the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements. Actual results could differ from those estimates. The Company expects that the most significant estimates subject to change are the allowance for loan losses.

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

Securities Available for Sale

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

Effective January 1, 2021, upon the adoption of ASU 2016-13, debt securities available-for-sale are measured at fair value and subject to impairment testing. When an available-for-sale debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit losses (“ACL”) by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components of the fair value change. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation reserve would be reduced, but not more than the amount of the current existing reserve for that security.

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

The amortized cost of the Company’s AFS debt securities excludes accrued interest, which is included in “accrued interest receivable” on the Consolidated Balance Sheets. The Company has made an accounting policy election not to measure an allowance for credit losses for accrued interest receivables on AFS debt securities since the Company timely reverses any previously accrued interest when the debt security remains in default for an extended period. As each AFS debt security has a unique security structure, where the accrual status is clearly determined when certain criteria listed in the terms are met, the Company assesses the default status of each security as defined by the debt security’s specific security structure.

Trading securities are reported at fair value, with unrealized gains or losses included in income.

Loans Held for Investment

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

The ACL on loans held for investment is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for loan losses is reported as a reduction of the amortized cost basis of loans, while the reserve for unfunded loan commitments is included within "other liabilities" on the Consolidated Balance Sheets (Unaudited). The amortized cost basis of loans does not include accrued interest receivable, which is included in "accrued interest receivable" on the Consolidated Balance Sheets. The "Provision for credit losses" on the Consolidated Statements of Operations and Comprehensive Income (Unaudited) is a combination of the provision for loan losses and the provision for unfunded loan commitments.

Under the CECL approach, management estimates the ACL using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable economic forecasts that vary by loan portfolio. We use economic forecasts from Moody’s Analytics in this process. The economic forecast is updated monthly; therefore, the one used for each quarter-end calculation is generally based on a one-month lag based on the timing of when the forecast is released. The Company does not consider a one-month lag to create a material difference but will consider any subsequent material changes to our estimated loss forecasts as deemed appropriate.  Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in gross domestic product (or “GDP”), unemployment rates, property values, or other relevant factors.

Under the CECL methodology, quantitative and qualitative loss factors are applied to our population of loans on a collective pool basis when similar risk characteristics exist. When loans do not share similar risk characteristics, the Company would evaluate the loan for expected credit losses on an individual basis. The Company evaluates loans for expected credit losses on an individual basis if, based on current information and events, the loan does not share similar credit risk characteristics with other loans. The Company may choose to measure expected credit losses on an individual loan basis by using one of the following methods: (1) the present value of the expected future cash flows of the loan discounted at the loan’s original effective interest rate, (2) if the loan is collateral dependent, the fair value of the collateral less costs to sell. For loans that are not collateral-dependent, the Company will use the present value of future cash flows.

Under the Company’s CECL methodology, nine portfolio segments with similar risk characteristics are evaluated for expected loss. Six portfolios are modeled using econometric models and three smaller portfolios are evaluated using a simplified loss-rate method that calculates lifetime expected credit losses for the respective pools (simplified approach). The six portfolios subject to econometric modeling include residential mortgages; commercial and industrial loans (“C&I”); construction loans; commercial real estate (“CRE”) for multifamily loans; CRE for owner-occupied loans; and other CRE loans. We estimate the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables, (GDP, unemployment, commercial real estate prices and residential mortgage prices) to historical credit performance for each of the six loan portfolios from 2007 to the fourth quarter of 2020. Loss given default rates would be computed based on the net charge-offs recognized divided by the expected exposure at default of defaulted loans starting with the fourth quarter of 2007 through the fourth quarter of 2020. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The amounts so calculated comprise the quantitative portion of the ACL.

The Company’s CECL methodology utilizes an eight-quarter reasonable and supportable (“R&S”) forecast period, and a four-quarter reversion period. Management relies on multiple forecasts, blending them into a single loss estimate. Generally speaking, the blended scenario approach would include the Baseline, the Alternative Scenario 1 – Upside – 10th Percentile and the Alternative Scenario 3 – Downside – 90th Percentile forecasts. After the R&S period, the Company will revert linearly for the four-quarter reversion period to the long-term loss rates for each of the six portfolios of loans.

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

The simplified approach portfolios include Small Business Administration (“SBA”) loans, Home Equity Lines of Credit (“HELOCs”) and cash-secured loans, which are not modelled econometrically due to the low loss history for these three pools of loans. The forecasted loss rate is based on the forecasted GDP and unemployment rates during the first eight quarters of the portfolio’s contractual life, reversion loss rates for the next four quarters of the portfolio’s contractual life on a linear declining rate, and the long-term loss rate projected over the remainder of the portfolio’s contractual life.

Under the Company’s CECL methodology, the qualitative portion of the reserve on pooled loans represents management’s judgment of additional considerations to account for internal and external risk factors that are not adequately measured in the quantitative reserve. The qualitative loss factors consider idiosyncratic risk factors, conditions that may not be reflected in quantitatively derived results, or other relevant factors to seek to ensure the allowance for credit losses reflects our best estimate of current expected credit losses. The qualitative reserves include reserves for policy exceptions, experience of management and staff, level of competition in the lending environment, weak risk identification, lack of historical experience with residential mortgage loans made to non-U.S. residents, and the higher risk characteristics of purchased syndicated loans. Current and forecasted economic trends and underlying market values for collateral dependent loans also are considered within the econometric models described above.

The CECL methodology requires a significant amount of management judgment in determining the appropriate allowance for credit losses. Several of the steps in the methodology involve judgment and are subjective in nature including, among other things: segmenting the loan portfolio; determining the amount of loss history to consider; selecting predictive econometric regression models that use appropriate macroeconomic variables; determining the methodology to forecast prepayments; selecting the most appropriate economic forecast scenario; determining the length of the R&S forecast and reversion periods; estimating expected utilization rates on unfunded loan commitments; and assessing relevant and appropriate qualitative factors. In addition, the CECL methodology is dependent on economic forecasts that are inherently imprecise and will change from period to period. Although the allowance for credit losses is considered by management to be appropriate, there can be no assurance that it will be sufficient to absorb future losses.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) as extended by the Consolidated Appropriation Act, 2021 (“CAA”) permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and is intended to provide interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. Such conditions include the following (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019.

Unfunded Loan Commitments

Unfunded loan commitments are generally related to providing credit facilities to clients of the Bank and are not actively traded financial instruments. These unfunded commitments are disclosed as off-balance sheet financial instruments in Note 9 in the Notes to Consolidated Financial Statements (Unaudited).

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company, using the same loss factors as used for the allowance for loan losses. The reserve for unfunded loan commitments uses the expected historical usage rate of the unfunded commitments during the contractual life of the commitments. The allowance for unfunded commitments is included in “other liabilities” on the Consolidated Balance Sheets. Changes in the allowance for unfunded commitments are included in the provision for loan losses.

3. Recent Accounting Pronouncements

Accounting Standards Adopted in 2021

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  This update requires an entity to use a broader range of R&S forecasts, in addition to historical experience and current conditions, to develop an expected credit loss estimate, referred to as CECL model, for financial assets and net investments that are not accounted for at fair value through net income.  Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses to the amount by which fair value is below amortized cost.

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

The Company adopted the new standard using the modified retrospective approach and recognized a cumulative effect adjustment to decrease retained earnings by $3.1 million, net of taxes, and decrease the allowance for loan losses by $1.6 million and increase the reserve for unfunded loan commitments by $6.0 million without restating prior periods and applied the requirements of the new standard prospectively. There was no cumulative effect adjustment related to available-for-sale securities at adoption. The Company elected to account for accrued interest receivable separately from the amortized cost of loans and investment securities. Accrued interest receivable is included in "accrued interest receivables" on the Consolidated Balance Sheets. The Company elected the practical expedient to use the fair value of the collateral at the reporting date when determining the allowance for credit losses for a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the entity’s assessment as of the reporting date (collateral dependent financial asset). Additionally, the Company implemented new business processes, new internal controls, and modified existing and/or implemented new internal models and tools to facilitate the ongoing application of the new standard. See Note 8. Loans for further details.

The following table sets forth the cumulative effect of the changes to the Company’s unaudited Consolidated Balance Sheets at January 1, 2021, for the adoption of ASC 326:

	Balance at December 31, 2020	Adjustments due to Adoption of ASC 326 *	Balance at January 1, 2021 *
	(In thousands)
Assets:
Allowance for credit losses on loans	$166,538	$(1,560)	$164,978
Deferred tax assets	$85,610	$1,319	$86,929

Liabilities:
Allowance for unfunded commitments	$5,880	$6,018	$11,898

Stockholders' equity:
Retained earnings, net of tax	$2,418,144	$(3,140)	$2,415,004

*

Balance sheet amounts previously reported for the impact of the initial adoption of CECL have been corrected. The correction decreased the allowance for loan losses by $2.2 million, increased the deferred tax asset by $1.0 million, increased the allowance for unfunded credit commitments by $5.5 million and had an after-tax decrease to opening retained earnings of $2.3 million.

In July 2017, the FASB issued ASU 2017-11, “Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815).” There are two parts to this update. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments that result in the strike price being reduced on the basis of the pricing of future equity offerings. Part II of this update addresses the difficulty in navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in this update are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in part I of this update should be applied in either of the following ways: (i) Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim periods in which the pending content that links to this paragraph is effective; or (ii) Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments to Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. Adoption of ASU 2017-11 did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740); Simplifying the Accounting for Income Taxes.” This ASU removes specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intra-period tax allocation; exception to accounting for basis differences when there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: Franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. This ASU is effective for public business entities, for fiscal years beginning after December 15, 2020 with early adoption permitted for public business entities for periods for which financial statements have not yet been issued. Adoption of ASU 2019-12 did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2020, the FASB issued ASU No. 2020-01, “'Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint-Ventures (Topic 323), and Derivatives and Hedging (Topic 815). Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” This ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is permitted, including early adoption in an interim period for public business entities for periods for which financial statements have not yet been issued. An entity should apply ASU No. 2020-01 prospectively at the beginning of the interim period that includes the adoption date. This ASU among other things clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The new ASU clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. Adoption of ASU 2020-01 did not have a material impact on the Company’s Consolidated Financial Statements.

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

The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were zero and $60 thousand for the six months ended June 30, 2021 and for the year ended December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company had $34.0 million and $34.7 million, respectively, on deposit in a cash margin account that serves as collateral for interest rate swaps. These amounts included $9.1 million and $11.9 million as of June 30, 2021 and December 31, 2020, respectively, on deposit in a cash margin account that serves as collateral for the Bancorp’s interest rate swaps. As of June 30, 2021 and December 31, 2020, the Company held $2.8 million and $9.3 million, respectively, in a restricted escrow account with a major bank for its alternative energy investments.

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands, except share and per share data)

Net income	$77,199	$54,321	$150,583	$101,173

Weighted-average shares:
Basic weighted-average number of common shares outstanding	79,167,004	79,581,097	79,347,886	79,584,587
Dilutive effect of weighted-average outstanding common share equivalents
RSUs	251,664	101,329	276,458	171,639
Diluted weighted-average number of common shares outstanding	79,418,668	79,682,426	79,624,344	79,756,226

Average restricted stock units with anti-dilutive effect	19,170	126,084	44,996	86,741
Earnings per common share:
Basic	$0.98	$0.68	$1.90	$1.27
Diluted	$0.97	$0.68	$1.89	$1.27

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

The following table presents RSU activity during the six months ended June 30, 2021:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2020	292,670	$33.37	302,802	$32.55
Granted	60,666	41.11	—	—
Vested	(93,856)	41.87	(76,292)	42.56
Forfeited	(23,324)	29.92	(7,768)	40.60
Balance at June 30, 2021	236,156	$32.52	218,742	$28.77

The compensation expense recorded for RSUs was $1.2 million and $1.0 million for the three months ended June 30, 2021, and 2020, respectively. For the six months ended June 30, 2021 and 2020, the compensation expense recorded for RSUs was $2.5 million and $2.5 million, respectively. Unrecognized stock-based compensation expense related to RSUs was $7.8 million and $6.1 million as of June 30, 2021 and 2020, respectively. As of June 30, 2021, these costs are expected to be recognized over the next 1.5 years for time-based and performance-based RSUs.

As of June 30, 2021, 2,055,147 shares were available for future grants under the Company’s 2005 Incentive Plan, as amended and restated.

Tax deficiency from share-based payment arrangements increased income tax expense by $17 thousand and $0.4 million in the six months ended June 30, 2021, and 2020, respectively.

7. Investment Securities

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of June 30, 2021, and December 31, 2020:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$40,458	$9	$—	$40,467
U.S. government agency entities	92,120	1,329	137	93,312
Mortgage-backed securities	739,672	13,640	3,836	749,476
Collateralized mortgage obligations	10,010	—	274	9,736
Corporate debt securities	109,464	659	599	109,524
Total	$991,724	$15,637	$4,846	$1,002,515

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$80,948	$6	$6	$80,948
U.S. government agency entities	99,944	441	546	99,839
Mortgage-backed securities	709,709	17,965	606	727,068
Collateralized mortgage obligations	10,358	—	34	10,324
Corporate debt securities	118,271	367	267	118,371
Total	$1,019,230	$18,779	$1,459	$1,036,550

As of June 30, 2021, the amortized cost of AFS debt securities excluded accrued interest receivables of $2.0 million, which are included in “accrued interest receivables” on the Consolidated Balance Sheets. For the Company’s accounting policy related to AFS debt securities’ accrued interest receivable, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10Q.

The amortized cost and fair value of securities available-for-sale as of June 30, 2021, by contractual maturities, are set forth in the tables below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	June 30, 2021
	Securities Available-For-Sale
	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$65,472	$65,511
Due after one year through five years	71,862	71,254
Due after five years through ten years	161,771	166,473
Due after ten years	692,619	699,277
Total	$991,724	$1,002,515

Equity Securities - The Company recognized a net loss of $0.9 million for the three months ended June 30, 2021, due to the decrease in fair value of equity investments with readily determinable fair values compared to a net gain of $5.8 million for the three months ended June 30, 2020. The Company recognized a net loss of $3.6 million for the six months ended June 30, 2021, due to the decrease in fair value of equity investments with readily determinable fair values compared to a net loss of $323 thousand for the six months ended June 30, 2020. Equity securities were $20.1 million and $23.7 million as of June 30, 2021, and December 31, 2020, respectively.

The following tables set forth the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of  June 30, 2021, and  December 31, 2020:

	June 30, 2021
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. government agency entities	$—	$—	$2,475	$137	$2,475	$137
Mortgage-backed securities	298,310	3,159	7,583	677	305,893	3,836
Collateralized mortgage obligations	9,574	264	162	10	9,736	274
Corporate debt securities	50,611	352	9,753	247	60,364	599
Total	$358,495	$3,775	$19,973	$1,071	$378,468	$4,846

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$40,952	$6	$—	$—	$40,952	$6
U.S. government agency entities	26,390	102	40,009	444	66,399	546
Mortgage-backed securities	1,694	23	8,093	583	9,787	606
Collateralized mortgage obligations	10,131	25	193	9	10,324	34
Corporate debt securities	58,405	267	—	—	58,405	267
Total	$137,572	$423	$48,295	$1,036	$185,867	$1,459

Allowance for Credit Losses

The securities that were in an unrealized loss position at June 30, 2021, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 2 Basis of Presentation and Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in this Form 10Q.

The Company concluded the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell available-for-sale securities that have declined below their cost before their anticipated recovery. Accordingly, no allowance for credit losses was recorded as of June 30, 2021, against these securities, and there was no provision for credit losses recognized for the six months ended June 30, 2021. For the six months ended June 30, 2020, there was no credit loss recognized.

Securities available-for-sale having a carrying value of $20.6 million and $22.7 million as of June 30, 2021, and December 31, 2020, respectively, were pledged to secure public deposits, other borrowings and treasury tax and loan.

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

The types of loans in the Company’s Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021	December 31, 2020
	(In thousands)

Commercial loans	$2,867,437	$2,836,833
Residential mortgage loans	4,103,736	4,145,389
Commercial mortgage loans	7,615,088	7,555,027
Real estate construction loans	664,495	679,492
Equity lines	436,801	424,555
Installment and other loans	3,132	3,100
Gross loans	$15,690,689	$15,644,396
Allowance for loan losses	(131,256)	(166,538)
Unamortized deferred loan fees, net	(6,865)	(2,494)
Total loans, net	$15,552,568	$15,475,364

As of June 30, 2021, recorded investment in non-accrual loans was $67.8 million. As of December 31, 2020, recorded investment in impaired loans totaled $95.4 million and was comprised of non-accrual loans of $67.7 million and accruing TDRs of $27.7 million. For non-accrual loans, the amounts previously charged off represent 12.5% of the contractual balances for non-accrual loans as of June 30, 2021. For impaired loans, the amounts previously charged off represent 7.1% of the contractual balances for impaired loans as of December 31, 2020.

The following table presents the average recorded investment and interest income recognized on non-accrual loans for the period indicated:

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$24,450	$31	$26,348	$43
Real estate construction loans	4,149	73	4,189	170
Commercial mortgage loans	36,792	100	38,445	157
Residential mortgage loans and equity lines	8,653	8	8,541	16
Total non-accrual loans	$74,044	$212	$77,523	$386

In connection with the adoption of ASU 2016-13, the Company no longer provides information on impaired loans. The following table presents the average recorded investment and interest income recognized on individually evaluated loans for the period indicated:

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$33,695	$71	$30,913	$95
Real estate construction loans	4,458	49	4,482	147
Commercial mortgage loans	36,225	375	36,225	824
Residential mortgage loans and equity lines	17,724	78	14,547	149
Total impaired loans	$92,102	$573	$86,167	$1,215

The following table presents non-accrual loans and the related allowance as of June 30, 2021:

	June 30, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$26,552	$14,253	$—
Real estate construction loans	5,776	4,116	—
Commercial mortgage loans	20,774	20,003	—
Residential mortgage loans and equity lines	7,096	6,921	—
Subtotal	$60,198	$45,293	$—

With allocated allowance
Commercial loans	$2,309	$2,080	$22
Commercial mortgage loans	16,976	16,881	5,139
Residential mortgage loans and equity lines	3,996	3,528	—
Subtotal	$23,281	$22,489	$5,161
Total non-accrual loans	$83,479	$67,782	$5,161

In connection with the adoption of ASU 2016-13, the Company no longer provides information on impaired loans. The following table presents impaired loans and the related allowance as of December 31, 2020:

	December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$23,784	$20,698	$—
Real estate construction loans	5,776	4,286	—
Commercial mortgage loans	22,877	22,287	—
Residential mortgage loans and equity lines	6,379	6,307	—
Subtotal	$58,816	$53,578	$—

With allocated allowance
Commercial loans	$13,703	$6,372	$1,030
Commercial mortgage loans	31,134	31,003	5,254
Residential mortgage loans and equity lines	5,005	4,452	145
Subtotal	$49,842	$41,827	$6,429
Total impaired loans	$108,658	$95,405	$6,429

The following tables present the aging of the loan portfolio by type as of June 30, 2021, and as of December 31, 2020:

	June 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)

Commercial loans	$17,010	$599	$1,249	$16,333	$35,191	$2,832,246	$2,867,437
Real estate construction loans	—	—	—	4,116	4,116	660,379	664,495
Commercial mortgage loans	228	—	—	36,884	37,112	7,577,976	7,615,088
Residential mortgage loans and equity lines	588	2,300	264	10,449	13,601	4,526,936	4,540,537
Installment and other loans	1,000	—	—	—	1,000	2,132	3,132
Total loans	$18,826	$2,899	$1,513	$67,782	$91,020	$15,599,669	$15,690,689

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)

Commercial loans	$52,601	$3,182	$2,947	$23,087	$81,817	$2,755,016	$2,836,833
Real estate construction loans	6,257	—	—	4,286	10,543	668,949	679,492
Commercial mortgage loans	45,186	18,069	2,035	33,715	99,005	7,456,022	7,555,027
Residential mortgage loans and equity lines	14,315	4,223	—	6,596	25,134	4,544,810	4,569,944
Installment and other loans	43	—	—	—	43	3,057	3,100
Total loans	$118,402	$25,474	$4,982	$67,684	$216,542	$15,427,854	$15,644,396

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

Although the Company took steps to incorporate the impact of the COVID-19 pandemic on the economic conditions and other factors utilized to determine the expected loan losses, if the economic conditions or other factors worsen relative to the assumptions the Company utilized, the expected loan losses will increase accordingly in future periods.

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

As of June 30, 2021, accruing TDRs were $27.3 million and non-accrual TDRs were $8.4 million compared to accruing TDRs of $27.7 million and non-accrual TDRs of $9.0 million as of December 31, 2020. The Company allocated specific reserves of $197 thousand to accruing TDRs and $4 thousand to non-accrual TDRs as of June 30, 2021, and $122 thousand to accruing TDRs and $24 thousand to non-accrual TDRs as of December 31, 2020. The following tables set forth TDRs that were modified during the three and six months ended June 30, 2021 and 2020, their specific reserves as of June 30, 2021, and 2020, and charge-offs for the three and six months ended June 30, 2021, and 2020:

	Three Months Ended June 30, 2021				June 30, 2021
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
(In thousands)

Commercial loans	—	$—	$—	$—	$—
Total	—	$—	$—	$—	$—

	Three Months Ended June 30, 2020				June 30, 2020
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	1	$1,900	$1,900	$—	$86
Total	1	$1,900	$1,900	$—	$86

	Six Months Ended June 30, 2021				June 30, 2021
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	1	$686	$686	$—	$—
Total	1	$686	$686	$—	$—

	Six Months Ended June 30, 2020				June 30, 2020
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	3	$2,434	$2,434	$—	$86
Total	3	$2,434	$2,434	$—	$86

Modifications of the loan terms in the six months ended June 30, 2021, were in the form of extensions of maturity dates, which ranged generally from three to twelve months from the modification date.

We expect that the TDRs on accruing status as of June 30, 2021, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  The ongoing impact of the COVID pandemic, however, could increase the risk of such TDRs becoming non-accrual due to the borrowers’ inability to continue to comply with their restructured terms. A summary of TDRs by type of concession and by type of loan, as of June 30, 2021, and December 31, 2020, is set forth in the table below:

	June 30, 2021
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans	$4,373	$—	$—	$4,373
Commercial mortgage loans	444	5,580	13,221	19,245
Residential mortgage loans	1,497	254	1,892	3,643
Total accruing TDRs	$6,314	$5,834	$15,113	$27,261

	June 30, 2021
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial loans	$7,903	$—	$—	$7,903
Residential mortgage loans	499	—	—	499
Total non-accrual TDRs	$8,402	$—	$—	$8,402

	December 31, 2020
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans	$3,983	$—	$—	$3,983
Commercial mortgage loans	515	5,635	13,425	19,575
Residential mortgage loans	1,724	275	2,164	4,163
Total accruing TDRs	$6,222	$5,910	$15,589	$27,721

	December 31, 2020
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial loans	$8,462	$—	$—	$8,462
Residential mortgage loans	523	—	—	523
Total non-accrual TDRs	$8,985	$—	$—	$8,985

The activity within TDRs for the periods indicated is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Accruing TDRs
Beginning balance	$27,864	$34,364	$27,721	$35,336
New restructurings	—	1,900	686	2,434
Payments	(603)	(4,593)	(1,146)	(6,099)
Ending balance	$27,261	$31,671	$27,261	$31,671

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Non-accrual TDRs
Beginning balance	$8,661	$17,889	$8,985	$18,048
Charge-offs	—	(4,970)	—	(4,970)
Payments	(259)	(249)	(583)	(408)
Ending balance	$8,402	$12,670	$8,402	$12,670

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as a TDR during the previous twelve months and which had subsequently defaulted as of June 30, 2021.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of June 30, 2021, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered individually evaluated, or were on non-accrual status.

The CARES Act, signed into law on March 27, 2020, and as extended by the CAA, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020, and the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The Company is applying this guidance to qualifying loan modifications.

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

The following table summarizes the Company’s loan held for investment by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification:

	Loans Amortized Cost Basis by Origination Year
June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$399,319	$391,221	$275,646	$218,678	$98,676	$72,443	$1,219,335	$7,527	$2,682,845
Special Mention	—	100	12,675	7,953	2,892	1,023	28,928	227	53,798
Substandard	31	5,409	23,927	17,287	9,084	4,594	56,434	6,606	123,372
Doubtful	—	—	—	—	—	—	2,247	—	2,247
Loss	—	—	—	—	—	—	—	—	—
Total	$399,350	$396,730	$312,248	$243,918	$110,652	$78,060	$1,306,944	$14,360	$2,862,262
YTD period charge-offs	$—	$73	$50	$366	$—	$50	$16,311	$—	$16,850
YTD period recoveries	—	—	—	(26)	—	(163)	(1,236)	—	(1,425)
Net	$—	$73	$50	$340	$—	$(113)	$15,075	$—	$15,425
Real estate construction loans
Pass/Watch	$131,786	$213,818	$157,612	$64,904	$29,489	$—	$—	$—	$597,609
Special Mention	4,643	25,075	13,759	16,422	—	—	—	—	59,899
Substandard	—	—	—	—	—	4,116	—	—	4,116
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$136,429	$238,893	$171,371	$81,326	$29,489	$4,116	$—	$—	$661,624
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgage loans
Pass/Watch	$758,939	$1,303,822	$1,333,604	$1,170,110	$857,806	$1,580,820	$169,817	$—	$7,174,918
Special Mention	18,212	48,108	37,578	78,294	46,799	84,134	2,899	—	316,024
Substandard	—	1,698	6,789	46,616	1,804	64,785	875	—	122,567
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$777,151	$1,353,628	$1,377,971	$1,295,020	$906,409	$1,729,739	$173,591	$—	$7,613,509
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	(120)	—	—	(14)	(56)	—	(190)
Net	$—	$—	$(120)	$—	$—	$(14)	$(56)	$—	$(190)
Residential mortgage loans
Pass/Watch	$445,397	$708,691	$771,944	$582,883	$507,289	$1,067,965	$—	$—	$4,084,169
Special Mention	—	240	4,389	2,009	848	1,897	—	—	9,383
Substandard	—	161	3,058	2,533	707	5,301	—	—	11,760
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$445,397	$709,092	$779,391	$587,425	$508,844	$1,075,163	$—	$—	$4,105,312
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	(208)	—	—	(208)
Net	$—	$—	$—	$—	$—	$(208)	$—	$—	$(208)
Equity lines
Pass/Watch	$—	$—	$—	$—	$—	$9	$403,327	$32,797	$436,133
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,250	602	1,852
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$9	$404,577	$33,399	$437,985
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	(5)	(10)	(15)
Net	$—	$—	$—	$—	$—	$—	$(5)	$(10)	$(15)
Installment and other loans
Pass/Watch	$1,056	$2,076	$—	$—	$—	$—	$—	$—	$3,132
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$1,056	$2,076	$—	$—	$—	$—	$—	$—	$3,132
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans	$1,759,383	$2,700,419	$2,640,981	$2,207,689	$1,555,394	$2,887,087	$1,885,112	$47,759	$15,683,824
Net charge-offs/(recoveries)	$—	$73	$(70)	$340	$—	$(335)	$15,014	$(10)	$15,012

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

The following tables set forth activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2021, and June 30, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended June 30, 2021 and 2020

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

March 31, 2021 Ending Balance *	$42,034	$6,992	$65,347	$30,734	$3	$145,110
Provision/(reversal) for possible credit losses	5,590	(873)	(7,416)	(3,899)	(2)	(6,600)
Charge-offs	(7,712)	—	—	—	—	(7,712)
Recoveries	155	—	95	208	—	458
Net (charge-offs)/recoveries	(7,557)	—	95	208	—	(7,254)
June 30, 2021 Ending Balance	$40,067	$6,119	$58,026	$27,043	$1	$131,256

Allowance for unfunded credit commitments March 31, 2021 *	$8,163	$2,251	$36	$—	$—	$10,450
Provision/(reversal) for possible credit losses	(3,775)	1,330	45	—	—	(2,400)
Allowance for unfunded credit commitments June 30, 2021	$4,388	$3,581	$81	$—	$—	$8,050

*

Balance sheet amounts previously reported for the impact of the initial adoption of CECL on January 1, 2021 have been corrected. The correction decreased the allowance for loan losses by $2.2 million and increased the allowance for unfunded credit commitments by $5.5 million.

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

March 31, 2020 Ending Balance	$67,799	$23,222	$39,886	$17,366	$—	$148,273
Provision/(reversal) for possible credit losses	18,213	3,478	1,151	2,158	—	25,000
Charge-offs	(5,106)	—	—	—	—	(5,106)
Recoveries	1,350	—	95	68	—	1,513
Net (charge-offs)/recoveries	(3,756)	—	95	68	—	(3,593)
June 30, 2020 Ending Balance	$82,256	$26,700	$41,132	$19,592	$—	$169,680

Six months ended June 30, 2021 and 2020

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

2021 Beginning Balance	$68,742	$30,854	$49,205	$17,737	$—	$166,538
Impact of ASU 2016-13 adoption *	(31,466)	(24,307)	34,993	19,211	9	(1,560)
Allowance for loan losses, January 1, 2021 *	37,276	6,547	84,198	36,948	9	164,978
Provision/(reversal) for possible credit losses	18,216	(428)	(26,362)	(10,128)	(8)	(18,710)
Charge-offs	(16,850)	—	—	—	—	(16,850)
Recoveries	1,425	—	190	223	—	1,838
Net (charge-offs)/recoveries	(15,425)	—	190	223	—	(15,012)
June 30, 2021 Ending Balance	$40,067	$6,119	$58,026	$27,043	$1	$131,256

Allowance for unfunded credit commitments December 31, 2020	$4,802	$690	$101	$284	$3	$5,880
Impact of ASU 2016-13 adoption *	3,236	3,135	(66)	(284)	(3)	6,018
Allowance for loan losses, January 1, 2021 *	8,038	3,825	35	—	—	11,898
Provision/(reversal) for possible credit losses	(3,650)	(244)	46	—	—	(3,848)
Allowance for unfunded credit commitments June 30, 2021	$4,388	$3,581	$81	$—	$—	$8,050

*

Balance sheet amounts previously reported for the impact of the initial adoption of CECL on January 1, 2021 have been corrected. The correction decreased the allowance for loan losses by $2.2 million and increased the allowance for unfunded credit commitments by $5.5 million.

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

The U.S. economy has gradually recovered from the COVID-19 pandemic with improving gross national product and a declining unemployment rate in the first half of 2021.  This contributed to a positive economic outlook and forecast that resulted in a decrease to the allowance for credit losses.

The ongoing COVID-19 pandemic has caused significant disruption in the United States and international economies and financial markets. Although banks have generally been permitted to continue operating, the COVID-19 pandemic has caused disruptions to our business and could cause material disruptions to our business and operations in the future. The Company has continued its efforts to support its customers affected by the pandemic and to maintain asset quality and balance sheet strength, including the following:

•

The Company has provided loans through the SBA's Paycheck Protection Program, (or “PPP”). As of June 30, 2021, 3,125 PPP loans with a current balance of $238.9 million were outstanding and an additional $191.2 million have been forgiven by the U.S. Government. These loans do not carry an allowance for loan losses.

•

The Company has outstanding COVID-19 modifications on approximately nine commercial real estate loans totaling $92.2 million as of June 30, 2021, which represented 1.2% of the Bank’s commercial real estate loans and five commercial loans, totaling $38.3 million, which represented 1.3% of the total commercial real estate loans.

•	As of June 30, 2021, there were 22 COVID-19 residential mortgage loan modifications outstanding, or $13.1 million, that represented 0.3% of the total residential mortgage portfolio.

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

The Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships were $89.5 million and $103.1 million as of June 30, 2021, and December 31, 2020, respectively.

10. Leases

The Company determines if a contract arrangement is a lease at inception and primarily enters into operating lease contracts for its branch locations, office space and certain equipment. As part of its property lease agreements, the Company may seek to include options to extend or terminate a lease when it is reasonably certain that the Company will exercise those options. The Right-of-Use (“ROU”) lease asset also includes any lease payments made and lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not possess any leases that have variable lease payments or residual value guarantees as of June 30, 2021.

ASU 2016-02, “Leases (Topic 842),” as amended by ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”; ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”; and ASU No. 2018-11, “Targeted Improvements,” establishes a right-of-use model (“ROU”) that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. The standard provides a number of optional practical expedients in transition. We have elected the ”package of practical expedients,” which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also elected all of the new standard’s available transition practical expedients, including the short-term lease recognition exemption that includes not recognizing ROU assets or lease liabilities for existing short-term leases, and the practical expedient to not separate lease and non-lease components for all of our leases. The Company uses its incremental borrowing rate to determine the present value of its lease liabilities.

The following table presents the operating lease amounts reported on the Consolidated Balance Sheets, and other supplemental information as of  June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(In millions)

Operating Leases:
ROU assets	$31.3	$30.9
Lease liabilities	$34.2	$33.5

Weighted-average remaining lease term (in years)	4.6	4.7
Weighted-average discount rate	2.62%	2.77%

Operating lease expense was $2.6 million and $2.9 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and includes short-term leases that were immaterial. Operating lease expense was $5.2 million and $5.8 million for the six months ended June 30, 2021 and June 30, 2020, respectively, and includes short-term leases that were immaterial. Operating cash flows from operating leases were $2.5 million and $2.4 million for the three months ended June 30, 2021 and 2020, respectively. Operating cash flows from operating leases were $4.9 million and $4.6 million for the six months ended June 30, 2021 and 2020, respectively. In the six months ended June 30, 2021 the Company recognized an ROU asset impairment of $187 thousand related to an early termination of a lease agreement. This amount was included in other expenses in the Consolidated Statement of Operations and Comprehensive Income.

The following table presents a maturity analysis of the Company’s operating lease liabilities as of June 30, 2021, and December 31, 2020, respectively.

As of June 30, 2021
Operating Leases
(In thousands)
Remaining 2021	$4,815
2022	9,406
2023	7,970
2024	5,552
2025	3,307
Thereafter	5,352
Total lease payments	36,402
Less amount of payment representing interest	(2,208)
Total present value of lease payments	$34,194

As of December 31, 2020
Operating Leases
(In thousands)
2021	$9,384
2022	8,335
2023	6,890
2024	4,635
2025	2,520
Thereafter	4,153
Total lease payments	35,917
Less amount of payment representing interest	(2,433)
Total present value of lease payments	$33,484

11. Borrowed Funds

Borrowings from the Federal Home Loan Bank (“FHLB”) – There were no over-night borrowings from the FHLB as of June 30, 2021, and December 31, 2020. Advances from the FHLB were $20.0 million at a weighted average rate of 2.89% as of June 30, 2021, and $150.0 million at a weighted average rate of 2.15% as of December 31, 2020. As of June 30, 2021, FHLB advances of $20.0 million will mature in May 2023.

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

At June 30, 2021, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 2.36%, compared to $119.1 million with a weighted average rate of 2.40% at December 31, 2020. The Junior Subordinated Notes have a stated maturity term of 30 years.

12. Income Taxes

The effective tax rate for the first six months of 2021 was 22.3% compared to 11.1% for the first six months of 2020. The effective tax rate includes the impact of low-income housing and alternative energy investment tax credits. Income tax expense for the first six months of 2021 was increased by $17 thousand related to a tax deficiency from the distribution of restricted stock units.

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

The classification of assets and liabilities within the hierarchy is based on whether inputs to the valuation methodology used are observable or unobservable, and the significance of those inputs in the fair value measurement. The Company’s assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurements.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$40,467	$—	$—	$40,467
U.S. government agency entities	—	93,312	—	93,312
Mortgage-backed securities	—	749,476	—	749,476
Collateralized mortgage obligations	—	9,736	—	9,736
Corporate debt securities	—	109,524	—	109,524
Total securities available-for-sale	40,467	962,048	—	1,002,515

Equity securities
Mutual funds	6,318	—	—	6,318
Preferred stock of government sponsored entities	1,313	—	—	1,313
Other equity securities	12,482	—	—	12,482
Total equity securities	20,113	—	—	20,113

Warrants	—	—	22	22
Interest rate swaps	—	4,904	—	4,904
Foreign exchange contracts	—	3,667	—	3,667
Total assets	$60,580	$970,619	$22	$1,031,221

Liabilities
Interest rate swaps	$—	$9,593	$—	$9,593
Foreign exchange contracts	—	3,831	—	3,831
Total liabilities	$—	$13,424	$—	$13,424

	December 31, 2020
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$80,948	$—	$—	$80,948
U.S. government agency entities	—	99,839	—	99,839
Mortgage-backed securities	—	727,068	—	727,068
Collateralized mortgage obligations	—	10,324	—	10,324
Corporate debt securities	—	118,371	—	118,371
Total securities available-for-sale	80,948	955,602	—	1,036,550

Equity securities
Mutual funds	6,413	—	—	6,413
Preferred stock of government sponsored entities	5,485	—	—	5,485
Other equity securities	11,846	—	—	11,846
Total equity securities	23,744	—	—	23,744

Warrants	—	—	21	21
Interest rate swaps	—	3,409	—	3,409
Foreign exchange contracts	—	4,658	—	4,658
Total assets	$104,692	$963,669	$21	$1,068,382

Liabilities
Interest rate swaps	$—	$10,286	$—	$10,286
Foreign exchange contracts	—	2,200	—	2,200
Total liabilities	$—	$12,486	$—	$12,486

Financial assets and liabilities measured at estimated fair value on a non-recurring basis:

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the periods ended June 30, 2021, and December 31, 2020, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Consolidated Balance Sheets as of June 30, 2021, the following tables set forth the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of June 30, 2021, and December 31, 2020, and the total losses for the periods indicated:

	As of June 30, 2021				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Three Months Ended		For the Six Months Ended
	Level 1	Level 2	Level 3	Measurements	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands)
Assets
Loans held-for-investment:
Commercial loans	$—	$—	$2,059	$2,059	$—	$—	$—	$—
Commercial mortgage loans	—	—	11,742	11,742	—	—	—	—
Residential mortgage loans and equity lines	—	—	3,511	3,511	—	—	—	—
Total loans held-for-investment	—	—	17,312	17,312	—	—	—	—
Other real estate owned (1)	—	—	5,091	5,091	47	381	47	717
Investments in venture capital and private company stock	—	—	1,015	1,015	64	71	135	104
Total assets	$—	$—	$23,418	$23,418	$111	$452	$182	$821

(1)	Other real estate owned balance of $4.9 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2020
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$—	$5,342	$5,342
Commercial mortgage loans	—	—	25,749	25,749
Residential mortgage loans and equity lines	—	—	4,307	4,307
Total impaired loans	—	—	35,398	35,398
Other real estate owned (1)	—	—	5,141	5,141
Investments in venture capital and private company stock	—	—	1,381	1,381
Total assets	$—	$—	$41,920	$41,920

(1)	Other real estate owned balance of $4.9 million in the Consolidated Balance Sheets is net of estimated disposal costs.

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

The significant unobservable inputs (Level 3) used in the fair value measurement of other real estate owned (“OREO”) are primarily based on the appraised value of OREO adjusted by estimated sales cost and commissions. The Company applies estimated sales cost and commissions ranging from 3% to 6% of the collateral value of individually evaluated loans, quoted price, or loan sale price of loans held for sale, and appraised value of OREO.

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from one to six years, risk-free interest rate from 0.18% to 1.03%, and stock volatility from 16.75% to 20.85%.

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

The following table sets forth the carrying and notional amounts and estimated fair value of financial instruments as of June 30, 2021, and December 31, 2020:

	June 30, 2021		December 31, 2020
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$133,507	$133,507	$138,616	$138,616
Short-term investments	1,589,086	1,589,086	1,282,462	1,282,462
Securities available-for-sale	1,002,515	1,002,515	1,036,550	1,036,550
Loans, net	15,690,689	16,095,071	15,475,364	16,103,471
Equity securities	20,113	20,113	23,744	23,744
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250
Warrants	22	22	21	21

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$200,863	$3,667	$151,244	$4,658
Interest rate swaps	563,399	4,904	96,889	3,409

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$16,537,513	$16,545,365	$16,109,401	$16,125,808
Advances from Federal Home Loan Bank	20,000	20,986	150,000	155,133
Other borrowings	23,249	19,074	23,714	19,632
Long-term debt	119,136	64,892	119,136	65,487

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$155,052	$3,831	$132,813	$2,200
Interest rate swaps	703,984	9,593	679,648	10,286

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,048,412	$(10,632)	$2,977,528	$(8,432)
Standby letters of credit	222,196	(2,106)	234,200	(1,630)
Other letters of credit	27,361	(52)	16,821	(16)
Bill of lading guarantees	—	—	238	—

The following tables set forth the level in the fair value hierarchy for the estimated fair values of financial instruments as of June 30, 2021, and December 31, 2020.

	As of June 30, 2021
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$133,507	$133,507	$—	$—
Short-term investments	1,589,086	1,589,086	—	—
Securities available-for-sale	1,002,515	40,467	962,048	—
Loans, net	16,095,071	—	—	16,095,071
Equity securities	20,113	20,113	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	22	—	—	22
Financial Liabilities
Deposits	16,545,365	—	—	16,545,365
Advances from Federal Home Loan Bank	20,986	—	20,986	—
Other borrowings	19,074	—	—	19,074
Long-term debt	64,892	—	64,892	—

	As of December 31, 2020
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$138,616	$138,616	$—	$—
Short-term investments	1,282,462	1,282,462	—	—
Securities available-for-sale	1,036,550	80,948	955,602	—
Loans, net	16,103,471	—	—	16,103,471
Equity securities	23,744	23,744	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	21	—	—	21
Financial Liabilities
Deposits	16,125,808	—	—	16,125,808
Advances from Federal Home Loan Bank	155,133	—	155,133	—
Other borrowings	19,632	—	—	19,632
Long-term debt	65,487	—	65,487	—

14. Goodwill and Goodwill Impairment

Total goodwill was $372.2 million as of both June 31, 2021 and December 31, 2020. The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The Company completed its annual goodwill impairment testing as of December 31, 2020, and determined there was no goodwill impairment.

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

In May 2014, the Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. As of June 30, 2021, and 2020, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s cash flow derivative financial instruments as of June 30, 2021, and December 31, 2020, were as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Cash flow swap hedges:
Notional	$119,136	$119,136
Weighted average fixed rate-pay	2.61%	2.61%
Weighted average variable rate-receive	0.16%	0.44%

Unrealized loss, net of taxes (1)	$(5,188)	$(6,890)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Periodic net settlement of swaps (2)	$731	$514	$1,442	$769

(1) Included in other comprehensive income.

(2) the amount of periodic net settlement of interest rate swaps was included in interest expense.

As of June 30, 2021, the Bank’s outstanding interest rate swap contracts had a notional amount of $795.9 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of June 30, 2021, and 2020, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of June 30, 2021, and December 31, 2020, were as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Fair value swap hedges:
Notional	$795,935	$478,266
Weighted average fixed rate-pay	2.55%	4.56%
Weighted average variable rate spread	1.26%	2.46%
Weighted average variable rate-receive	1.37%	3.11%

Net unrealized loss (1)	$(9,182)	$(15,082)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Periodic net settlement of swaps (2)	$(2,387)	$(2,154)	$(4,774)	$(2,797)

(1) the amount is included in other non-interest income.

(2) the amount of periodic net settlement of interest rate swaps was included in interest income.

The Company has designated as a partial-term hedging election $404.9 million notional as last-of-layer hedge on pools of loans with a notational value of $816.7 million as of June 30, 2021. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month LIBOR interest rate swaps to convert the last-of-layer $404.9 million portion of $816.7 million fixed rate loan pools in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranches. As of June 30, 2021, the last-of-layer loan tranche had a fair value basis adjustment of $929 thousand. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivative clearing organization and daily margin is indirectly maintained with the derivative clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $9.1 million as of June 30, 2021 and $11.9 million as of December 31, 2020.

The Company from time to time enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of June 30, 2021, and December 31, 2020, were as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Derivative financial instruments not designated as hedging instruments:
Notional amounts:
Spot, forward, and swap contracts with positive fair value	$200,863	$151,244
Spot, forward, and swap contracts with negative fair value	$155,052	$132,813
Fair value:
Spot, forward, and swap contracts with positive fair value	$3,667	$4,658
Spot, forward, and swap contracts with negative fair value	$(3,831)	$(2,200)

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

Financial instruments that are eligible for offset in the Consolidated Balance Sheets, as of June 30, 2021, and December 31, 2020, are set forth in the following table:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
June 30, 2021
Assets:
Derivatives	$4,903	$—	$4,903	$—	$—	$4,903

Liabilities:
Derivatives	$21,445	$(11,846)	$9,599	$—	$—	$9,599

December 31, 2020
Assets:
Derivatives	$3,409	$—	$3,409	$—	$—	$3,409

Liabilities:
Derivatives	$28,258	$(17,972)	$10,286	$—	$—	$10,286

17. Revenue from Contracts with Customers

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under ASC 606:

	Three months Ended June 30,		Six months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$2,144	$1,873	$4,256	$3,928
Wealth management fees	3,939	2,209	7,496	5,346
Other service fees(1)	3,883	2,990	7,374	6,362
Total noninterest income	9,966	7,072	19,126	15,636

Noninterest income, not in-scope(2)	2,617	8,534	3,457	5,756
Total noninterest income	$12,583	$15,606	$22,583	$21,392

(1)	Other service fees is comprised of fees related to letters of credit, wire fees, fees on foreign exchange transactions and other immaterial individual revenue streams.
(2)	These amounts primarily represent revenue from contracts with customers that are out of the scope of ASC 606.

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

18. Stockholders’ Equity

Total equity was $2.45 billion as of June 30, 2021, an increase of $34.2 million, from $2.42 billion as of December 31, 2020, primarily due to net income of $150.6 million, stock-based compensation of $2.4 million, and proceeds from dividend reinvestment of $1.7 million, partially offset by purchases of treasury stock of $63.5 million, common stock cash dividends of $49.2 million and a decrease in other comprehensive income of $2.9 million.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three and six months ended June 30, 2021, and June 30, 2020, was as follows:

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, gain/(loss), net of tax
Securities available-for-sale			$7,313			$17,567
Cash flow hedge derivatives			(5,627)			(7,690)
Total			$1,686			$9,877

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$352	$104	$247	$(683)	$(202)	$(481)
Cash flow hedge derivatives	623	184	439	(334)	(99)	(235)
Total	$975	$288	$686	$(1,017)	$(301)	$(716)

Reclassification adjustment for net losses in net income
Securities available-for-sale	—	—	—	(1,147)	(339)	(808)
Cash flow hedge derivatives	—	—	—	—	—	—
Total	—	—	—	(1,147)	(339)	(808)

Total other comprehensive income/(loss)
Securities available-for-sale	$352	$104	$247	$(1,830)	$(541)	$(1,289)
Cash flow hedge derivatives	623	184	439	(334)	(99)	(235)
Total	$975	$288	$686	$(2,164)	$(640)	$(1,524)

Ending balance, gain/(loss), net of tax
Securities available-for-sale			$7,560			$16,278
Cash flow hedge derivatives			(5,188)			(7,925)
Total			$2,372			$8,353

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, gain/(loss), net of tax
Securities available-for-sale			$12,200			$5,714
Cash flow hedge derivatives			(6,890)			(3,412)
Total			$5,310			$2,302

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$(5,733)	$(1,695)	$(4,039)	$16,150	$4,774	$11,376
Cash flow hedge derivatives	2,416	714	1,702	(6,407)	(1,894)	(4,513)
Total	$(3,317)	$(981)	$(2,337)	$9,743	$2,880	$6,863

Reclassification adjustment for net losses in net income
Securities available-for-sale	(853)	(252)	(601)	(1,153)	(341)	(812)
Cash flow hedge derivatives	—	—	—	—	—	—
Total	(853)	(252)	(601)	(1,153)	(341)	(812)

Total other comprehensive income/(loss)
Securities available-for-sale	$(6,586)	$(1,947)	$(4,640)	$14,997	$4,433	$10,564
Cash flow hedge derivatives	2,416	714	1,702	(6,407)	(1,894)	(4,513)
Total	$(4,170)	$(1,233)	$(2,938)	$8,590	$2,539	$6,051

Ending balance, gain/(loss), net of tax
Securities available-for-sale			$7,560			$16,278
Cash flow hedge derivatives			(5,188)			(7,925)
Total			$2,372			$8,353

19. Stock Repurchase Program

On April 1, 2021, the Board of Directors approved a new stock repurchase program to buy back up to $75.0 million of the Company’s common stock. The Company repurchased 1,532,406 shares for $63.5 million, at an average cost of $41.46 per share under the April 2021 repurchase program in the six months ended June 30, 2021. As of June 30, 2021, the Company may repurchase up to $11.5 million of its common stock under the April 2021 stock repurchase program.

20. Subsequent Events

On August 5, 2021, the Company completed its April 2021 stock repurchase program by repurchasing 300,075 shares at an average cost of $38.23 for a total of $11.5 million between July 29 and August 5, 2021.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is based on the assumption that the reader has access to and has read the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies involve significant judgments, assumptions and uncertainties and are essential to understanding the Company’s results of operations and financial condition. Management of the Company considers the following to be critical accounting policies:

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on, among other things, the carrying value of net loans. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described in “Allowance for Credit Losses” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. For more information, please also see Note 2 to the Company’s unaudited Consolidated Financial Statements.

Recent Developments: Impact of and Response to COVID-19 Pandemic

The ongoing COVID-19 pandemic has significantly heightened the level of challenges, risks and uncertainties facing our Company and its operations, including the following:

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

The below table details our exposure to borrowers in industries generally considered to be the most impacted by the COVID-19 pandemic:

June 30, 2021
Industry (1)	Loan Balance	Percent of Total Loan Portfolio

Restaurants	$152.7	0.1%
Hotels/motels	307.4	1.1
Retail businesses/properties	1,717.7	2.6
	$2,177.8	3.8%

(1)

Balances capture credit exposures in the business segments that manage the significant majority of industry relationships. Balances consist of commercial real estate secured loans where the collateral consist of restaurants, hotels/motels or have a retail dependency.

While we have not experienced disproportionate impacts among our business segments as of June 30, 2021, borrowers in the industries detailed in the table above (and potentially other industries) could have greater sensitivity to the economic downturn resulting from the COVID-19 pandemic, with potentially longer recovery periods than other business lines.

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

As of June 30, 2021, there were 22 COVID-19 residential mortgage loan modifications outstanding, or $13.1 million, with a weighted average loan to value of 64.5% that represented 0.3% of the total residential mortgage loan portfolio and five, or $38.3 million, in commercial loan balances that represented 1.3% of total commercial loans.

The CARES Act, as extended by the Consolidated Appropriations Act, 2021, (“CAA”), permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and is intended to provide interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. This includes the following (i) the loan modification is made between March 1, 2020, and the earlier of January 1, 2022, or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Company is applying this guidance to qualifying loan modifications and anticipates that it will continue to experience an increase in short-term modifications.

The following table shows COVID-19 CRE loan modifications outstanding by property type as of June 30, 2021:

Property Type	# of Loan Deferrals Approved	Balance as of June 30, 2021	Total Category Balance
	(in millions)
Hotel/Motel	1	$23.3	$307.4
Retail	—	—	1,717.7
Residential	—	—	2,280.0
Warehouse	—	—	932.9
Office	5	60.0	1,320.7
Theater	—	—	24.9
Special Use	3	9.0	378.7
Industrial	—	—	421.6
Restaurant	—	—	152.7
Land	—	—	78.3
Total CRE	9	$92.3	$7,614.9

Paycheck Protection Program (PPP)

As part of the CARES Act, the SBA has been authorized to guarantee loans under the PPP through June 30, 2021 for small businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. One of the notable features of the PPP is that borrowers are eligible for loan forgiveness if borrowers, among other conditions, maintain their staff and payroll and if loan amounts are used to cover payroll, mortgage interest, rents and utilities payments. These loans have a two-to-five-year term and earn interest at a rate of 1%. We began accepting applications on April 3, 2020. As of June 30, 2021 our outstanding PPP loans had a current balance of $238.9 million and $191.2 million of PPP loans had been forgiven by the U.S. Treasury. PPP loans are guaranteed by the SBA and therefore we believe PPP loans generally do not represent a material credit risk.

Highlights

●	Total loans, excluding Paycheck Protection Program loans, increased by 3.4% annualized.
●	The net interest margin increased to 3.24% in the second quarter of 2021 from 3.20% in the first quarter of 2021 and 3.02% in second quarter of 2020.
●	Quarterly earnings per share increased 5.75% from first quarter of 2021 and 42.6% from same quarter in 2020.
●	Total deposits, excluding time deposits, increased for the quarter by $462.2 million, or 18.3% annualized.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended June 30, 2021, was $77.2 million, an increase of $22.9 million, or 42.2%, compared to net income of $54.3 million for the same quarter a year ago. Diluted earnings per share for the quarter ended June 30, 2021, was $0.97 per share compared to $0.68 per share for the same quarter a year ago.

Return on average stockholders’ equity was 12.53% and return on average assets was 1.60% for the quarter ended June 30, 2021, compared to a return on average stockholders’ equity of 9.31% and a return on average assets of 1.15% for the same quarter a year ago.

Financial Performance

	Three months ended
	June 30, 2021	June 30, 2020
Net income (in millions)	$77.2	$54.3
Basic earnings per common share	$0.98	$0.68
Diluted earnings per common share	$0.97	$0.68
Return on average assets	1.60%	1.15%
Return on average total stockholders' equity	12.53%	9.31%
Efficiency ratio	43.41%	44.82%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $13.5 million, or 10.0%, to $148.0 million during the second quarter of 2021, compared to $134.5 million during the same quarter a year ago. The increase was due primarily to a decrease in interest expense from deposits, offset, in part, by a decrease in interest income from loans and securities.

The net interest margin was 3.24% for the second quarter of 2021 compared to 3.02% for the second quarter of 2020 and 3.20% for the first quarter of 2021.

For the second quarter of 2021, the yield on average interest-earning assets was 3.62%, the cost of funds on average interest-bearing liabilities was 0.53%, and the cost of interest-bearing deposits was 0.48%. In comparison, for the second quarter of 2020, the yield on average interest-earning assets was 3.91%, the cost of funds on average interest-bearing liabilities was 1.20%, and the cost of interest-bearing deposits was 1.16%. The decrease in the yield on average interest-earning assets resulted mainly from lower lending rates. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 3.09% for the quarter ended June 30, 2021, compared to 2.71% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended June 30, 2021, and 2020. Average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended June 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(In thousands)
Interest-earning assets:
Total loans (1)	$15,684,329	$161,493	4.13%	$15,626,412	$168,149	4.33%
Investment securities	976,593	3,189	1.31	1,268,661	5,405	1.71
Federal Home Loan Bank stock	17,250	255	5.93	17,434	214	4.95
Interest-bearing deposits	1,633,686	438	0.11	980,949	240	0.10
Total interest-earning assets	18,311,858	165,375	3.62	17,893,456	174,008	3.91
Non-interest earning assets:
Cash and due from banks	153,217			136,976
Other non-earning assets	1,033,441			1,048,839
Total non-interest earning assets	1,186,658			1,185,815
Less: Allowance for loan losses	(143,493)			(148,937)
Deferred loan fees	(7,136)			317
Total assets	$19,347,887			$18,930,651

Interest-bearing liabilities:
Interest-bearing demand accounts	$1,967,069	$631	0.13%	$1,586,112	$742	0.19%
Money market accounts	3,951,549	4,626	0.47	2,756,493	4,920	0.72
Savings accounts	896,747	208	0.09	740,500	257	0.14
Time deposits	6,035,219	10,055	0.67	7,616,446	30,811	1.63
Total interest-bearing deposits	12,850,584	15,520	0.48	12,699,551	36,730	1.16

Other borrowings	93,442	416	1.79	412,953	1,363	1.33
Long-term debt	119,136	1,439	4.84	119,136	1,440	4.86
Total interest-bearing liabilities	13,063,162	17,375	0.53	13,231,640	39,533	1.20

Non-interest bearing liabilities:
Demand deposits	3,597,475			3,101,265
Other liabilities	215,862			250,971
Total equity	2,471,388			2,346,775
Total liabilities and equity	$19,347,887			$18,930,651

Net interest spread			3.09%			2.71%
Net interest income		$148,000			$134,475
Net interest margin			3.24%			3.02%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the three months ended June 30, 2021 and 2020:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three months ended June 30,
	2021-2020
	Increase/(Decrease) in
	Net Interest Income Due to:
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$660	$(7,317)	$(6,657)
Investment securities	(1,094)	(1,121)	(2,215)
Federal Home Loan Bank stock	(2)	43	41
Deposits with other banks	174	24	198
Total changes in interest income	(262)	(8,371)	(8,633)

Interest-bearing liabilities:
Interest-bearing demand accounts	156	(267)	(111)
Money market accounts	1,740	(2,034)	(294)
Savings accounts	48	(97)	(49)
Time deposits	(5,408)	(15,349)	(20,757)
Other borrowed funds	(1,309)	363	(946)
Long-term debt	—	(1)	(1)
Total changes in interest expense	(4,773)	(17,385)	(22,158)
Changes in net interest income	$4,511	$9,014	$13,525

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

(Reversal)/provision for credit losses

As permitted under the CARES Act and as extended by the CAA, the Company adopted the CECL methodology for estimated credit losses effective as of January 1, 2021. The Company recorded a reversal for credit losses of $9.0 million in the second quarter of 2021 compared to a reversal for credit losses of $13.6 million in the first quarter of 2021 and a $25.0 million provision for loan losses in the second quarter of 2020. The first and second quarter reversal for credit losses were primarily driven by the more favorable macroeconomic forecast in the two periods. As of June 30, 2021, the allowance for loan losses decreased $12.6 million to $131.3 million, or 0.84% of gross loans, compared to $145.1 million, or 0.93% of gross loans, as of March 31, 2021. The change in the allowance for loan losses included a $6.6 million reversal for loan losses for the second quarter of 2021, and $7.3 million in net charge-offs. In the second quarter of 2020, a provision for loan losses of $25.0 million was recorded under the incurred loss method, which includes management’s projection of the potential impacts from the COVID-19 pandemic at that time. The Company will continue to monitor the continuing impact of the COVID-19 pandemic on credit risks and losses, as well as on customer deposits and other liabilities and assets.

The following table sets forth the charge-offs and recoveries for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Charge-offs:
Commercial loans	$7,712	$5,106	$16,850	$6,427
Total charge-offs	7,712	5,106	16,850	6,427
Recoveries:
Commercial loans	155	1,350	1,425	2,558
Real estate loans (1)	303	163	413	325
Total recoveries	458	1,513	1,838	2,883
Net charge-offs	$7,254	$3,593	$15,012	$3,544

(1)	Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), wire transfer fees, and other sources of fee income, was $12.6 million for the second quarter of 2021, a decrease of $3.0 million, or 19.2%, compared to $15.6 million for the second quarter of 2020. The decrease was primarily due to a $6.7 million decrease in net gains from equity securities offset, in part by, a $1.7 million increase in wealth management fees and commissions, a $1.3 million increase in bank owned life insurance benefit, and a $0.9 million increase in interest rate swap fair value, when compared to the same quarter a year ago.

Non-Interest Expense

Non-interest expense increased $2.4 million, or 3.6%, to $69.7 million in the second quarter of 2021 compared to $67.3 million in the same quarter a year ago. The increase in non-interest expense in the second quarter of 2021 was primarily due to an increase of $4.6 million in salaries and other employee benefits, and an increase of $1.1 million in computer and equipment expenses, offset, in part, by a decrease of $2.3 million in amortization expense of investments in low-income housing and alternative energy partnerships and a decrease of $1.0 million in FDIC and state assessments, when compared to the same quarter a year ago. The efficiency ratio was 43.4% in the second quarter of 2021 compared to 44.8% for the same quarter a year ago.

Income Taxes

The effective tax rate for the second quarter of 2021 was 22.7% compared to 6.0% for the second quarter of 2020. In the second quarter of 2020, the Company made a new alternative energy investment which resulted in a year-to-date catchup adjustment in the second quarter to reflect the lower full year effective tax rate for 2020 resulting from tax credits generated from the new alternative energy investment. The effective tax rate includes the impact of alternative energy investments and low-income housing tax credits.

Year-to-Date Statement of Operations Review

Net income for the six months ended June 30, 2021, was $150.6 million, an increase of $49.4 million, or 48.8%, compared to net income of $101.2 million for the same period a year ago. Diluted earnings per share was $1.89 compared to $1.27 per share for the same period a year ago. The net interest margin for the six months ended June 30, 2021, was 3.22% compared to 3.17% for the same period a year ago.

Return on average stockholders’ equity was 12.36% and return on average assets was 1.58% for the six months ended June 30, 2021, compared to a return on average stockholders’ equity of 8.72% and a return on average assets of 1.10% for the same period a year ago. The efficiency ratio for the six months ended June 30, 2021, was 45.17% compared to 44.71% for the same period a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the six months ended June 30, 2021, and 2020. Average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Six months ended June 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(In thousands)
Interest-earning assets:
Total loans (1)	$15,688,132	$321,214	4.13%	$15,419,926	$346,019	4.51%
Investment securities	986,096	6,256	1.28	1,324,013	13,015	1.98
Federal Home Loan Bank stock	17,250	472	5.52	17,352	519	6.02
Interest-bearing deposits	1,459,498	753	0.10	645,986	1,191	0.37
Total interest-earning assets	18,150,976	328,695	3.65	17,407,277	360,744	4.17
Non-interest earning assets:
Cash and due from banks	152,868			156,402
Other non-earning assets	1,038,224			1,039,736
Total non-interest earning assets	1,191,092			1,196,138
Less: Allowance for loan losses	(154,429)			(136,412)
Deferred loan fees	(5,676)			(157)
Total assets	$19,181,963			$18,466,846

Interest-bearing liabilities:
Interest-bearing demand accounts	$1,928,941	$1,295	0.14%	$1,487,354	$1,452	0.20%
Money market accounts	3,752,986	9,338	0.50	2,597,245	11,879	0.92
Savings accounts	871,287	426	0.10	736,936	579	0.16
Time deposits	6,218,967	24,064	0.78	7,556,033	65,966	1.76
Total interest-bearing deposits	12,772,181	35,123	0.55	12,377,568	79,876	1.30

Other borrowings	108,350	891	1.66	402,491	3,202	1.60
Long-term debt	119,136	2,863	4.85	119,136	2,880	4.86
Total interest-bearing liabilities	12,999,667	38,877	0.60	12,899,195	85,958	1.34

Non-interest bearing liabilities:
Demand deposits	3,502,495			2,982,577
Other liabilities	223,634			251,545
Total equity	2,456,167			2,333,529
Total liabilities and equity	$19,181,963			$18,466,846

Net interest spread			3.05%			2.83%
Net interest income		$289,818			$274,786
Net interest margin			3.22%			3.17%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Six months ended June 30,
	2021-2020
	Increase/(Decrease) in
	Net Interest Income Due to:
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$5,835	$(30,640)	$(24,805)
Investment securities	(2,837)	(3,922)	(6,759)
Federal Home Loan Bank stock	(3)	(44)	(47)
Deposits with other banks	818	(1,256)	(438)
Total changes in interest income	3,813	(35,862)	(32,049)

Interest-bearing liabilities:
Interest-bearing demand accounts	366	(523)	(157)
Money market accounts	4,114	(6,655)	(2,541)
Savings accounts	93	(246)	(153)
Time deposits	(10,122)	(31,780)	(41,902)
Other borrowed funds	(2,424)	113	(2,311)
Long-term debt	—	(17)	(17)
Total changes in interest expense	(7,973)	(39,108)	(47,081)
Changes in net interest income	$11,786	$3,246	$15,032

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, equity securities gains (losses), wire transfer fees, and other sources of fee income, was $22.6 million for the six months ended June 30, 2021, an increase of $1.2 million, or 5.6%, compared to $21.4 million for the six months ended June 30, 2020. The increase was primarily due to a $2.1 million increase in wealth management fees and commissions, a $1.3 million increase in bank owned life insurance benefit and an $860 thousand increase in interest rate swap fee income, offset, in part, by a $3.3 million increase in net losses from equity securities when compared to the same period a year ago.

Non-Interest Expense

Non-interest expense increased $8.7 million, or 6.6%, to $141.1 million for the six months ended June 30, 2021, compared to $132.4 million for the same period a year ago. The increase was primarily due to a $6.3 million increase in salaries and employee benefits resulting from higher bonus accruals, and decreases in salaries capitalized for loan originations and a decrease of $3.9 million in gain from sale of other real estate owned, offset, in part, by a decrease of $4.6 million in amortization expense of investments in low-income housing and alternative energy partnerships and a $1.5 million decrease in FDIC and state assessments, when compared to the same period a year ago.

Income Taxes

The effective tax rate for the six months ended June 30, 2021 was 22.3% compared to 11.1% for the six months ended June 30, 2020. The effective tax rate was lower in 2020 due to the impact of higher tax credits from alternative energy investment tax credits.

Balance Sheet Review

Assets

Total assets were $19.3 billion as of June 30, 2021, an increase of $305.2 million, or 1.6%, from $19.0 billion as of December 31, 2020, primarily due to an increase in short-term investments offset in part by a decrease in investment securities.

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

Securities available-for-sale represented 5.2% of total assets as of June 30, 2021, compared to 5.4% of total assets as of December 31, 2020. Securities available-for-sale were $1.0 billion as of June 30, 2021, compared to $1.0 billion as of December 31, 2020.

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of June 30, 2021, and December 31, 2020:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$40,458	$9	$—	$40,467
U.S. government agency entities	92,120	1,329	137	93,312
Mortgage-backed securities	739,672	13,640	3,836	749,476
Collateralized mortgage obligations	10,010	—	274	9,736
Corporate debt securities	109,464	659	599	109,524
Total	$991,724	$15,637	$4,846	$1,002,515

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$80,948	$6	$6	$80,948
U.S. government agency entities	99,944	441	546	99,839
Mortgage-backed securities	709,709	17,965	606	727,068
Collateralized mortgage obligations	10,358	—	34	10,324
Corporate debt securities	118,271	367	267	118,371
Total	$1,019,230	$18,779	$1,459	$1,036,550

For additional information, see Note 7 to the Company’s unaudited Consolidated Financial Statements.

Securities available-for-sale having a carrying value of $20.6 million as of June 30, 2021, and $22.7 million as of December 31, 2020, were pledged to secure public deposits, other borrowings and treasury tax and loan.

Equity Securities

The Company recognized a net loss of $0.9 million for the three months ended June 30, 2021, due to the decrease in fair value of equity investments with readily determinable fair values compared to a net gain of $5.8 million for the three months ended June 30, 2020. The Company recognized a net loss of $3.6 million for the six months ended June 30, 2021, due to the decrease in fair value of equity investments with readily determinable fair values compared to a net loss of $323 thousand for the six months ended June 30, 2020. Equity securities were $20.1 million and $23.7 million as of June 30, 2021, and December 31, 2020, respectively.

Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Changes in the allowance for credit losses are recorded as provision for credit loss expense.

The amortized cost of the Company’s AFS debt securities excludes accrued interest, which is included in “accrued interest income” on the Consolidated Balance Sheets. The Company has made an accounting policy election not to measure an allowance for credit losses for accrued interest receivables on AFS debt securities since the Company timely reverses any previously accrued interest when the debt security remains in default for an extended period. As each AFS debt security has a unique security structure, where the accrual status is clearly determined when certain criteria listed in the terms are met, the Company assesses the default status of each security as defined by the debt security’s specific security structure. At June 30, 2021, no AFS debt securities were in default.

Loans

Gross loans were $15.7 billion at June 30, 2021, an increase of $46.2 million, or 0.3%, from $15.6 billion at December 31, 2020. The increase was primarily due to increases of $60.1 million, or 0.8%, in commercial mortgage loans, a $32.6 million increase, or 1.3%, in commercial loans, offset, in part, by a decrease of $41.6 million, or 1.0%, in residential mortgage loans. The loan balances and composition at June 30, 2021, compared to December 31, 2020 are set forth below:

	June 30, 2021	% of Gross Loans	December 31, 2020	% of Gross Loans	% Change
	(in thousands)

Commercial loans	$2,867,437	18.3%	$2,836,833	18.1%	1.1%
Residential mortgage loans	4,103,736	26.2	4,145,389	26.5	(1.0)
Commercial mortgage loans	7,615,088	48.5	7,555,027	48.3	0.8
Real estate construction loans	664,495	4.2	679,492	4.4	(2.2)
Equity lines	436,801	2.8	424,555	2.7	2.9
Installment and other loans	3,132	0.0	3,100	0.0	1.0
Gross loans	$15,690,689	100%	$15,644,396	100%	0.3%
Allowance for loan losses	(131,256)		(166,538)		(21.2)
Unamortized deferred loan fees	(6,865)		(2,494)		175.3
Total loans, net	$15,552,568		$15,475,364		0.5%

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

The ratio of non-performing assets to total assets was 0.4% at June 30, 2021, compared to 0.4% at December 31, 2020. Total non-performing assets decreased $3.4 million, or 4.4%, to $74.2 million at June 30, 2021, compared to $77.6 million at December 31, 2020, primarily due to a decrease of $3.5 million, or 69.6%, in accruing loans past due 90 days or more.

As a percentage of gross loans plus OREO, our non-performing assets were 0.47% as of June 30, 2021, compared to 0.50% as of December 31, 2020. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, decreased to 201.0% as of June 30, 2021, from 237.3% as of December 31, 2020.

The following table sets forth the changes in non-performing assets and TDRs as of June 30, 2021, compared to December 31, 2020, and to June 30, 2020:

	June 30, 2021	December 31, 2020	% Change	June 30, 2020	% Change
	(in thousands)
Non-performing assets
Accruing loans past due 90 days or more	$1,513	$4,982	(70)	$21,374	(93)
Non-accrual loans:
Construction loans	4,116	4,286	(4)	4,433	(7)
Commercial mortgage loans	36,884	33,715	9	10,896	239
Commercial loans	16,333	23,087	(29)	27,125	(40)
Residential mortgage loans	10,449	6,596	58	14,004	(25)
Total non-accrual loans	$67,782	$67,684	0	$56,458	20
Total non-performing loans	69,295	72,666	(5)	77,832	(11)
Other real estate owned	4,871	4,918	(1)	7,318	(33)
Total non-performing assets	$74,166	$77,584	(4)	$85,150	(13)
Accruing troubled debt restructurings	$27,261	$27,721	(2)	$31,671	(14)

Allowance for loan losses	$131,256	$166,538	(21)	$169,680	(23)

Total gross loans outstanding, at period-end	$15,690,689	$15,644,396	0	$15,608,283	1

Allowance for loan losses to non-performing loans, at period-end	189.42%	229.18%		218.01%
Allowance for loan losses to gross loans, at period-end	0.84%	1.06%		1.09%

Non-accrual Loans

At June 30, 2021, total non-accrual loans were $67.8 million, an increase of $0.1 million, or 0.1%, from $67.7 million at December 31, 2020, and an increase of $11.3 million, or 20.1%, from $56.4 million at June 30, 2020. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following tables set forth the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	June 30, 2021		December 31, 2020
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$11,839	$8,649	$7,126	$9,031
Commercial real estate	39,611	338	37,471	338
Land	—	2,796	—	2,634
Personal property (UCC)	—	4,549	—	11,084
Total	$51,450	$16,332	$44,597	$23,087

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	June 30, 2021		December 31, 2020
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$10,294	$2,247	$12,875	$33
Wholesale/Retail	41,156	10,611	25,291	11,290
Import/Export	—	50	—	6,191
Other	—	3,424	6,431	5,573
Total	$51,450	$16,332	$44,597	$23,087

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

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

As of June 30, 2021, recorded investment in non-accrual loans was $67.8 million. As of December 31, 2020, recorded investment in impaired loans totaled $95.4 million and was comprised of non-accrual loans of $67.7 million and accruing TDRs of $27.7 million. For non-accrual loans, the amounts previously charged off represent 12.5% of the contractual balances for non-accrual loans as of June 30, 2021. For impaired loans, the amounts previously charged off represent 7.1% as of December 31, 2020, of the contractual balances for impaired loans. As of June 30, 2021, $26.6 million, or 39.3%, of the $67.8 million of non-accrual loans were secured by real estate compared to $44.6 million, or 65.9%, of the $67.7 million of non-accrual loans that were secured by real estate as of December 31, 2020. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

As of June 30, 2021, $5.2 million of the $131.3 million allowance for loan losses was allocated for non-accrual loans and $126.1 million was allocated to the general allowance. As of December 31, 2020, $6.4 million of the $166.5 million allowance for loan losses was allocated for impaired loans and $160.1 million was allocated to the general allowance.

The allowance for loan losses to non-performing loans was 189.4% as of June 30, 2021, compared to 229.2% as of December 31, 2020, primarily due to an increase in the non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents non-accrual loans and the related allowance as of June 30, 2021:

	June 30, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$26,552	$14,253	$—
Real estate construction loans	5,776	4,116	—
Commercial mortgage loans	20,774	20,003	—
Residential mortgage loans and equity lines	7,096	6,921	—
Subtotal	$60,198	$45,293	$—

With allocated allowance
Commercial loans	$2,309	$2,080	$22
Commercial mortgage loans	16,976	16,881	5,139
Residential mortgage loans and equity lines	3,996	3,528	—
Subtotal	$23,281	$22,489	$5,161
Total non-accrual loans	$83,479	$67,782	$5,161

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

As of June 30, 2021, construction loans of $549.2 million were disbursed with pre-established interest reserves of $53.3 million, compared to $643.5 million with pre-established interest reserves of $71.0 million at December 31, 2020.  The balance for construction loans with interest reserves that have been extended was $72.7 million with pre-established interest reserves of $3.5 million at June 30, 2021, compared to $127.0 million with pre-established interest reserves of $4.4 million at December 31, 2020.  Land loans of $35.4 million were disbursed with pre-established interest reserves of $0.2 million at June 30, 2021, compared to $24.7 million of land loans disbursed with pre-established interest reserves of $486 thousand at December 31, 2020.  The balance for land loans with interest reserves that have been extended was $1.8 million at June 30, 2021 with pre-established interest reserves of $72 thousand, compared to $942 thousand in land loans with pre-established interest reserves of $58 thousand at December 31, 2020.

At June 30, 2021 and December 31, 2020, the Bank had no loans on non-accrual status with available interest reserves.  At June 30, 2021 and December 31, 2020, there were zero and $4.3 million of non-accrual non-residential construction loans that were originated with pre-established interest reserves, respectively.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of the property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; and Las Vegas, Nevada. The Company also has loan customers in Hong Kong. The Company has no specific industry concentration, and generally its loans, when secured, are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of June 30, 2021, or as of December 31, 2020.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of CRE loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. Total loans for construction, land development, and other land represented 33% of the Bank’s total risk-based capital as of June 30, 2021, and 35% as of December 31, 2020. Total CRE loans represented 271% of total risk-based capital as of June 30, 2021, and 273% as of December 31, 2020 and were below the Bank’s internal limit for CRE loans of 400% of total capital at both dates.

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

The allowance for loan losses was $131.3 million and the allowance for off-balance sheet unfunded credit commitments was $8.1 million at June 30, 2021, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded credit commitments. The allowance for loan losses represented 0.84% of period-end gross loans and 189.4% of non-performing loans at June 30, 2021. The comparable ratios were 1.06% of period-end gross loans and 229.18% of non-performing loans at December 31, 2020.

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

Our critical accounting policies and estimates are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC. For more information, please also see Note 2 to the Company’s unaudited Consolidated Financial Statements.

Expected Credit Losses Estimate for Loans

The allowance for credit losses on loans held for investment is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for loan losses is reported as a reduction of the amortized cost basis of loans, while the reserve for unfunded loan commitments is included within "Other liabilities" on the Consolidated Balance Sheets. The amortized cost basis of loans does not include interest receivable, which is included in "Other assets" on the Consolidated Balance Sheets. The "Provision for credit losses" on the Consolidated Statement of Operations and Comprehensive Income is a combination of the provision for loan losses and the provision for unfunded loan commitments.

Under the CECL methodology, expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of prepayments and available information about the collectability of cash flows, including information about relevant historical experience, current conditions, and reasonable and supportable forecasts of future events and circumstances. Thus, the CECL methodology incorporates a broad range of information in developing credit loss estimates. For further information regarding the calculation of the allowance for credit losses on loans held for investment using the CECL methodology effective January 1, 2021, see Notes 2 and 3 to the unaudited Consolidated Financial Statements contained in "Item 1. Consolidated Financial Statements."

In calculating our allowance for credit losses in the second quarter of 2021, the improvement in Moody’s forecast of future GDP, unemployment rates, commercial real estate and home price indexes, resulted in a significant decrease in the ACL. For example, the forecasted unemployment rate for December 2021 decreased from 5.0 in Moody’s March 2021 economic forecast to 4.5% in Moody’s June 2021 economic forecast. Our methodology and framework along with the 8-quarter reasonable and supportable forecast period and the 4-quarter reversion period have remained consistent since the implementation of CECL on January 1, 2021. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.

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

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Allowance for loan losses
Balance at beginning of period *	$145,110	$148,273	$166,538	$123,224
Impact of ASU 2016-13 adoption *	—	—	(1,560)	—
Adjusted beginning balance *	145,110	148,273	164,978	123,224
(Reversal)/provision for credit losses	(6,600)	25,000	(18,710)	50,000
Charge-offs:
Commercial loans	(7,712)	(5,106)	(16,850)	(6,427)
Total charge-offs	(7,712)	(5,106)	(16,850)	(6,427)
Recoveries:
Commercial loans	155	1,350	1,424	2,558
Construction loans	—	—	208	—
Real estate loans	303	163	206	325
Total recoveries	458	1,513	1,838	2,883
Balance at end of period	$131,256	$169,680	$131,256	$169,680

Reserve for off-balance sheet credit commitments
Balance at beginning of period *	$10,450	$3,013	$5,880	$3,855
Impact of ASU 2016-13 adoption *	—	—	6,018	—
Adjusted beginning balance *	10,450	3,013	11,898	3,855
Reversal for credit losses	(2,400)	1,650	(3,848)	808
Balance at end of period	$8,050	$4,663	$8,050	$4,663

Average loans outstanding during the period	$15,684,329	$15,626,412	$15,688,131	$15,419,926
Total gross loans outstanding, at period-end	$15,690,689	$15,608,283	$15,690,689	$15,608,283
Total non-performing loans, at period-end	$69,295	$77,832	$69,295	$77,832
Ratio of net recoveries/(charge-offs) to average loans outstanding during the period	0.19%	(0.09%)	0.19%	(0.05%)
Provision for credit losses to average loans outstanding during the period	(0.23%)	0.69%	(0.29%)	0.66%
Allowance for credit losses to non-performing loans, at period-end	201.03%	224.00%	201.03%	224.00%
Allowance for credit losses to gross loans, at period-end	0.89%	1.12%	0.89%	1.12%

*

Balance sheet amounts previously reported for the impact of the initial adoption of CECL have been corrected. The correction decreased the allowance for loan losses by $2.2 million and increased the allowance for unfunded credit commitments by $5.5 million as of January 1, 2021 and March 31, 2021.

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	June 30, 2021		December 31, 2020
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	(In thousands)
Type of Loan:
Commercial loans	$40,067	18.6%	$68,742	18.8%
Real estate construction loans	6,119	4.2	30,854	4.0
Commercial mortgage loans	58,026	48.3	49,205	47.8
Residential mortgage loans and equity lines	27,043	28.9	17,737	29.4
Installment and other loans	1	0.0	—	—
Total loans	$131,256	100%	$166,538	100%

The allowance allocated to commercial loans decreased $28.7 million, or 41.8%, to $40.1 million at June 30, 2021, from $68.7 million at December 31, 2020. The decrease is due primarily to a decrease in the allowance of $31.5 million from the adoption of ASU 2016-13 and net charge-offs of $15.4 million offset by a provision for loan losses of $18.2 million.

The allowance allocated to real estate construction loans decreased $24.8 million, or 80.3%, to $6.1 million at June 30, 2021, from $30.9 million at December 31, 2020. The decrease is due primarily to a decrease in the allowance of $24.3 million from the adoption of ASU 2016-13.  The $24.3 million decrease in allowance was primarily due to a change in methodology from the incurred loss model in 2020 to CECL based modeling in 2021.  Under the CECL based modeling, the allowance is determined using actual loss experience, average life of loans, loan-to-collateral value among other factors, as compared to only historical loss experience used in incurred loss model.

The allowance allocated to commercial mortgage loans increased $8.8 million, or 17.9%, to $58.0 million at June 30, 2021, from $49.2 million at December 31, 2020. The increase is due primarily to an increase in the allowance of $35.0 million from the adoption of ASU 2016-13 offset by a reversal for loan losses of $26.3 million related to the improvements in projected future macro-economic conditions in the six months ended June 30, 2021.

The allowance allocated for residential mortgage loans increased by $9.3 million, or 52.5%, to $27.0 million as of June 30, 2021, from $17.7 million at December 31, 2020. The increase is due primarily to an increase in the allowance of $19.2 million from the adoption of ASU 2016-13 offset by a reversal for loan losses of $10.0 million related to improvements in projected future macro-economic conditions in the six months ended June 30, 2021.

Deposits

Total deposits were $16.5 billion at June 30, 2021, an increase of $428.1 million, or 2.7%, from $16.1 billion at December 31, 2020. The following table sets forth the deposit mix as of the dates indicated:

	June 30, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage
	(In thousands)
Deposits
Non-interest-bearing demand deposits	$3,664,931	22.2%	$3,365,086	20.9%
Interest bearing demand deposits	2,026,154	12.3	1,926,135	12.0
Money market deposits	4,003,043	24.2	3,359,191	20.8
Savings deposits	900,106	5.4	785,672	4.9
Time deposits	5,943,279	35.9	6,673,317	41.4
Total deposits	$16,537,513	100.0%	$16,109,401	100.0%

The following table sets forth the maturity distribution of time deposits at June 30, 2021:

	At June 30, 2021
	Time Deposits -under $100,000	Time Deposits -$100,000 and over	Total Time Deposits
	(In thousands)
Less than three months	$306,370	$1,396,027	$1,702,397
Three to six months	175,349	1,247,198	1,422,547
Six to twelve months	467,372	2,209,174	2,676,546
Over one year	65,912	75,877	141,789
Total	$1,015,003	$4,928,276	$5,943,279

Percent of total deposits	6.1%	29.8%	35.9%

Borrowings

Borrowings include federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Borrowings from the FHLB – There were no over-night borrowings from the FHLB as of June 30, 2021, and December 31, 2020. Advances from the FHLB were $20.0 million at an average rate of 2.89% as of June 30, 2021, compared to $150.0 million at an average rate of 2.15% as of December 31, 2020. As of June 30, 2021, FHLB advances of $20.0 million will mature in May 2023.

Junior Subordinated Notes – At June 30, 2021, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 2.36%, compared to $119.1 million with a weighted average rate of 2.40% at December 31, 2020. The Junior Subordinated Notes have a stated maturity term of 30 years. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

For additional information, see Note 11 to the Company’s unaudited Consolidated Financial Statements.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of June 30, 2021. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$5,801,491	$141,727	$48	$13	$5,943,279
Advances from the Federal Home Loan Bank	—	20,000	—	—	20,000
Other borrowings	—	—	—	23,249	23,249
Long-term debt	—	—	—	119,136	119,136
Operating leases	9,633	15,754	7,139	3,924	36,450
Total contractual obligations and other commitments	$5,811,124	$177,481	$7,187	$146,322	$6,142,114

In the normal course of business, we enter into various transactions, which, in accordance with U.S. generally accepted accounting principles, are not included in our Consolidated Balance Sheets. We typically enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets.

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

Capital Resources

Total equity was $2.45 billion as of June 30, 2021, an increase of $34.2 million, from $2.42 billion as of December 31, 2020, primarily due to net income of $150.6 million, stock-based compensation of $2.4 million, and proceeds from dividend reinvestment of $1.7 million, partially offset by purchases of treasury stock of $63.5 million, common stock cash dividends of $49.2 million and a decrease in other comprehensive income of $2.9 million.

The following table summarizes changes in total equity for the six months ended June 30, 2021:

Six months ended
June 30, 2021
(In thousands)
Net income	$150,583
Cumulative effect of change in accounting principle related to ASC 326, net of tax *	(3,139)
Proceeds from shares issued through the Dividend Reinvestment Plan	1,725
RSUs distributed	1
Shares withheld related to net share settlement of RSUs	(2,594)
Stock issued to directors	850
Purchase of treasury stock	(63,529)
Share-based compensation	2,452
Cash dividends paid to common stockholders	(49,198)
Other comprehensive income	(2,938)
Net increase in total equity	$34,213

*

Balance sheet amounts previously reported for the impact of the initial adoption of CECL on January 1, 2021 have been corrected. The correction had an after-tax decrease to the cumulative effect of the change in accounting principle related to ASC 326 of $2.3 million.

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The following tables set forth actual and required capital ratios as of June 30, 2021 and December 31, 2020 for Bancorp and the Bank under the Basel III Capital Rules. The Basel III Capital Rules became fully phased-in on January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2020 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(In thousands)
June 30, 2021

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,055,780	13.77	$1,045,223	7.00	$970,564	6.50
Cathay Bank	2,126,128	14.25	1,044,328	7.00	969,734	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,055,780	13.77	1,269,200	8.50	1,194,541	8.00
Cathay Bank	2,126,128	14.25	1,268,113	8.50	1,193,518	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,310,586	15.47	1,567,835	10.50	1,493,176	10.00
Cathay Bank	2,265,434	15.18	1,566,493	10.50	1,491,898	10.00

Leverage Ratio
Cathay General Bancorp	2,055,780	10.85	757,814	4.00	947,268	5.00
Cathay Bank	2,126,128	11.24	756,926	4.00	946,158	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(In thousands)
December 31, 2020

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,016,448	13.53	$1,042,967	7.00	$968,470	6.50
Cathay Bank	2,059,056	13.83	1,041,911	7.00	967,489	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,016,448	13.53	1,266,460	8.50	1,191,963	8.00
Cathay Bank	2,059,056	13.83	1,265,178	8.50	1,190,755	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,304,366	15.47	1,564,451	10.50	1,489,953	10.00
Cathay Bank	2,231,474	14.99	1,562,866	10.50	1,488,444	10.00

Leverage Ratio
Cathay General Bancorp	2,016,448	10.94	737,382	4.00	921,727	5.00
Cathay Bank	2,059,056	11.19	736,317	4.00	920,396	5.00

As of June 30, 2021, capital levels at Bancorp and the Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of June 30, 2021 at Bancorp and the Bank exceed the minimum levels necessary to be considered “well capitalized.”

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

The Company declared a cash dividend of $0.31 per share on 79,188,570 shares outstanding on May 28, 2021, for distribution to holders of our common stock on June 7, 2021. The Company declared a cash dividend of $0.31 per share on 79,514,076 shares outstanding on March 1, 2021, for distribution to holders of our common stock on March 11, 2021. The Company paid total cash dividends of $49.2 million in the first six months of 2021.

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

In May 2014, the Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. As of June 30, 2021, and 2020, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s cash flow derivative financial instruments as of June 30, 2021, and December 31, 2020, were as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Cash flow swap hedges:
Notional	$119,136	$119,136
Weighted average fixed rate-pay	2.61%	2.61%
Weighted average variable rate-receive	0.16%	0.44%

Unrealized loss, net of taxes (1)	$(5,188)	$(6,890)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Periodic net settlement of swaps (2)	$731	$514	$1,442	$769

(1)	Included in other comprehensive income.
(2)	the amount of periodic net settlement of interest rate swaps was included in interest expense.

As of June 30, 2021, the Bank’s outstanding interest rate swap contracts had a notional amount of $795.9 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of June 30, 2021, and 2020, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of June 30, 2021, and December 31, 2020, were as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Fair value swap hedges:
Notional	$795,935	$478,266
Weighted average fixed rate-pay	2.55%	4.56%
Weighted average variable rate spread	1.26%	2.46%
Weighted average variable rate-receive	1.37%	3.11%

Net unrealized loss (1)	$(9,182)	$(15,082)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Periodic net settlement of SWAPs (2)	$(2,387)	$(2,154)	$(4,774)	$(2,797)

(1)	the amount is included in other non-interest income.
(2)	the amount of periodic net settlement of interest rate swaps was included in interest income.

The Company has designated as a partial-term hedging election $404.9 million notional as last-of-layer hedge on pools of loans with a notational value of $816.7 million as of June 30, 2021. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month LIBOR interest rate swaps to convert the last-of-layer $404.9 million portion of $816.7 million fixed rate loan pools in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranches. As of June 30, 2021, the last-of-layer loan tranche had a fair value basis adjustment of $929 thousand. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivative clearing organization and daily margin is indirectly maintained with the derivative clearing organization. Cash posted as collateral by the Bancorp related to derivative contracts totaled $9.1 million as of June 30, 2021 and $11.9 million as of December 31, 2020.

The Company from time to time enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of June 30, 2021, and December 31, 2020, were as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Derivative financial instruments not designated as hedging instruments:
Notional amounts:
Spot, forward, and swap contracts with positive fair value	$200,863	$151,244
Spot, forward, and swap contracts with negative fair value	$155,052	$132,813
Fair value:
Spot, forward, and swap contracts with positive fair value	$3,667	$4,658
Spot, forward, and swap contracts with negative fair value	$(3,831)	$(2,200)

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of June 30, 2021, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 16.8% compared to 14.7% as of December 31, 2020.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At June 30, 2021, the Bank had an approved credit line with the FHLB of San Francisco totaling $4.8 billion. Total advances from the FHLB of San Francisco were $20.0 million and standby letter of credits issued by the FHLB on the Company’s behalf were $605.5 million as of June 30, 2021. These borrowings bear fixed rates and are secured by the Bank’s loans. See Note 11 to the Consolidated Financial Statements. At June 30, 2021, the Bank pledged $865 thousand of its commercial loans and $2.9 million of securities to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $2.7 million from the Federal Reserve Bank Discount Window at June 30, 2021.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At June 30, 2021, investment securities totaled $1.0 billion, with $20.1 million pledged as collateral for borrowings and other commitments. The remaining $0.9 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 98% of our time deposits mature within one year or less as of June 30, 2021. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. As of June 30, 2021, management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs. Deposits and other sources of liquidity, however, may be adversely impacted by the COVID-19 pandemic.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $90 million and $61.0 million during the first six months of 2021 and 2020, respectively.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2021:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	15.9	11.0
+100	7.5	5.5
-100	-1.0	-6.6
-200	-1.1	-6.8

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents the net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(April 1, 2021 - April 30, 2021)	70,000	$40.95	70,000	$72,133,395
(May 1, 2021 - May 31, 2021)	412,406	$41.76	412,406	$54,910,390
(June 1, 2021 - June 30, 2021)	1,050,000	$41.37	1,050,000	$11,471,340
Total	1,532,406	$41.46	1,532,406	$11,471,340

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

Date: August 6, 2021
/s/ Chang M. Liu
Chang M. Liu President and Chief Executive Officer

Date: August 6, 2021
/s/ Heng W. Chen
Heng W. Chen Executive Vice President and Chief Financial Officer