Form 10-Q
period 2021-09-30
CATHAY GENERAL BANCORP
filed 2021-11-08
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-31830

CATHAY GENERAL BANCORP
(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CATY	Nasdaq Global Select Market

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

Common stock, $.01 par value, 77,223,495 shares outstanding as of October 31, 2021.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

3RD QUARTER 2021 REPORT ON FORM 10-Q

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

●	higher capital requirements from the implementation of the Basel III capital standards;
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	environmental liabilities;
●	our ability to generate anticipated returns from our investments and/or financings in certain tax advantaged-projects;

●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	natural disasters, public health crises (including the occurrence of a contagious disease or illness, such as COVID-19) and geopolitical events;
●	failures, interruptions, or security breaches of our information systems;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;
●	adverse results in legal proceedings;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in accounting standards or tax laws and regulations;
●	market disruption and volatility;
●	fluctuations in the Bancorp’s stock price;
●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
●	issuances of preferred stock;
●	capital level requirements and successfully raising additional capital, if needed, and the resulting dilution of interests of holders of Bancorp common stock; and
●	the soundness of other financial institutions.

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$156,287	$138,616
Short-term investments and interest-bearing deposits	1,667,875	1,282,462
Securities available-for-sale (amortized cost of $1,073,074 at September 30, 2021 and $1,019,230 at December 31, 2020)	1,079,216	1,036,550
Loans	15,976,781	15,644,396
Less: Allowance for loan losses	(131,945)	(166,538)
Unamortized deferred loan fees, net	(3,835)	(2,494)
Loans, net	15,841,001	15,475,364
Equity securities	20,117	23,744
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	5,251	4,918
Affordable housing investments and alternative energy partnerships, net	313,517	309,016
Premises and equipment, net	100,344	102,998
Customers’ liability on acceptances	13,185	13,753
Accrued interest receivable	56,844	59,032
Goodwill	372,189	372,189
Other intangible assets, net	4,831	5,434
Right-of-use assets - operating leases	29,179	30,919
Other assets	183,354	170,889
Total assets	$19,860,440	$19,043,134
Liabilities
Deposits:
Non-interest-bearing demand deposits	$4,024,504	$3,365,086
Interest-bearing deposits:
NOW deposits	2,202,956	1,926,135
Money market deposits	4,132,912	3,359,191
Savings deposits	920,138	785,672
Time deposits	5,726,360	6,673,317
Total deposits	17,006,870	16,109,401
Advances from the Federal Home Loan Bank	20,000	150,000
Other borrowings of affordable housing investments	23,197	23,714
Long-term debt	119,136	119,136
Acceptances outstanding	13,185	13,753
Lease liabilities - operating leases	32,028	33,484
Other liabilities	182,733	175,502
Total liabilities	17,397,149	16,624,990
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 90,850,175 issued and 77,240,215 outstanding at September 30, 2021, and 90,643,206 issued and 79,508,265 outstanding at December 31, 2020	909	906
Additional paid-in-capital	969,719	964,734
Accumulated other comprehensive income, net	(368)	5,310
Retained earnings	1,935,831	1,789,325
Treasury stock, at cost (13,609,960 shares at September 30, 2021, and 11,134,941 shares at December 31, 2020)	(442,800)	(342,131)
Total equity	2,463,291	2,418,144
Total liabilities and equity	$19,860,440	$19,043,134

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$163,948	$167,556	$485,162	$513,575
Investment securities	3,707	4,115	9,963	17,130
Federal Home Loan Bank stock	258	216	730	735
Deposits with banks	714	347	1,467	1,538
Total interest and dividend income	168,627	172,234	497,322	532,978

Interest Expense
Time deposits	9,299	26,247	33,363	92,213
Other deposits	5,243	5,761	16,302	19,671
Advances from Federal Home Loan Bank	146	1,251	1,036	4,119
Long-term debt	1,455	1,456	4,318	4,336
Deferred payments from acquisition	—	15	—	115
Short-term borrowings	—	—	—	234
Total interest expense	16,143	34,730	55,019	120,688
Net interest income before provision for credit losses	152,484	137,504	442,303	412,290
Provision for credit losses	3,050	12,500	(19,508)	62,500
Net interest income after provision for credit losses	149,434	125,004	461,811	349,790

Non-Interest Income
Net gain/(loss) from equity securities	3	(1,605)	(3,628)	(1,928)
Securities losses, net	—	—	853	1,153
Letters of credit commissions	1,764	1,792	5,236	4,992
Depository service fees	1,401	1,263	4,107	3,678
Other operating income	9,048	8,527	28,231	23,474
Total non-interest income	12,216	9,977	34,799	31,369

Non-Interest Expense
Salaries and employee benefits	33,437	33,341	98,917	92,477
Occupancy expense	5,136	5,295	15,142	15,435
Computer and equipment expense	3,175	3,044	10,093	8,218
Professional services expense	6,232	5,241	16,698	15,586
Data processing service expense	3,524	3,772	10,422	11,004
FDIC and regulatory assessments	1,830	1,993	5,195	6,854
Marketing expense	945	1,089	5,270	3,890
Other real estate owned (income)/expense	(88)	423	197	(3,229)
Amortization of investments in low income housing and alternative energy partnerships	12,411	16,173	34,663	42,997
Amortization of core deposit intangibles	172	172	515	515
Costs associated with debt redemption	—	—	732	—
Acquisition, integration and reorganization costs	476	—	476	—
Other operating expense	4,965	5,454	15,005	14,672
Total non-interest expense	72,215	75,997	213,325	208,419

Income before income tax expense	89,435	58,984	283,285	172,740
Income tax expense	17,038	2,190	60,305	14,773
Net income	$72,397	$56,794	$222,980	$157,967

Other Comprehensive Income, net of tax
Unrealized holding (loss)/gain on securities available-for-sale	(3,232)	(2,496)	(7,271)	8,880
Unrealized holding gain/(loss) on cash flow hedge derivatives	492	532	2,194	(3,981)
Less: reclassification adjustments for losses included in net income	—	—	601	812
Total other comprehensive (loss)/gain, net of tax	(2,740)	(1,964)	(5,678)	4,087
Total other comprehensive income	$69,656	$54,830	$217,302	$162,054

Net Income Per Common Share:
Basic	$0.93	$0.71	$2.83	$1.98
Diluted	$0.93	$0.71	$2.82	$1.98
Cash dividends paid per common share	$0.31	$0.31	$0.93	$0.93
Average Common Shares Outstanding:
Basic	77,846,424	79,628,372	78,841,899	79,599,288
Diluted	78,153,408	79,764,318	79,128,644	79,758,943

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three months ended	Shares	Amount	Capital	Income	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at June 30, 2021	78,158,590	$908	$967,166	$2,372	$1,887,571	$(405,660)	$2,452,357
Dividend Reinvestment Plan	22,267	—	894	—	—	—	894
Restricted stock units vested	1,971	—	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(38)	—	—	—	(38)
Stock issued to directors	—	—	—	—	—	—	—
Purchases of treasury stock	(942,613)	—	—	—	—	(37,139)	(37,139)
Stock-based compensation	—	—	1,697	—	—	—	1,697
Cash dividends of $0.31 per share	—	—	—	—	(24,137)	—	(24,137)
Other comprehensive loss	—	—	—	(2,740)	—	—	(2,740)
Net income	—	—	—	—	72,397	—	72,397
Balance at September 30, 2021	77,240,215	$908	$969,719	$(368)	$1,935,831	$(442,799)	$2,463,291

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at June 30, 2020	79,619,984	$903	$953,616	$8,353	$1,710,994	$(331,418)	$2,342,448
Dividend Reinvestment Plan	37,420	1	866	—	—	—	867
Restricted stock units vested	1,992	—	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(4)	—	—	—	(4)
Stock issued to directors	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,264	—	—	—	1,264
Cash dividends of $0.31 per share	—	—	—	—	(24,682)	—	(24,682)
Other comprehensive income	—	—	—	(1,964)	—	—	(1,964)
Net income	—	—	—	—	56,794	—	56,794
Balance at September 30, 2020	79,659,396	$904	$955,742	$6,389	$1,743,106	$(331,418)	$2,374,723

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Nine months ended	Shares	Amount	Capital	Income	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2020	79,508,265	$906	$964,734	$5,310	$1,789,325	$(342,131)	$2,418,144
Cumulative effect of change in accounting principle related to ASC 326, net of tax	—	—	—	—	(3,139)	—	(3,139)
Dividend Reinvestment Plan	62,326	1	2,618	—	—	—	2,619
Restricted stock units vested	123,893	1	—	—	—	—	1
Shares withheld related to net share settlement of RSUs	—	—	(2,632)	—	—	—	(2,632)
Stock issued to directors	20,750	—	850	—	—	—	850
Purchases of treasury stock	(2,475,019)	—	—	—	—	(100,668)	(100,668)
Stock-based compensation	—	—	4,149	—	—	—	4,149
Cash dividends of $0.93 per share	—	—	—	—	(73,335)	—	(73,335)
Other comprehensive loss	—	—	—	(5,678)	—	—	(5,678)
Net income	—	—	—	—	222,980	—	222,980
Balance at September 30, 2021	77,240,215	$908	$969,719	$(368)	$1,935,831	$(442,799)	$2,463,291

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2019	79,729,419	$900	$950,466	$2,302	$1,659,153	$(318,538)	$2,294,283
Dividend Reinvestment Plan	109,988	2	2,571	—	—	—	2,573
Restricted stock units vested	188,879	2	—	—	—	—	2
Shares withheld related to net share settlement of RSUs	—	—	(1,903)	—	—	—	(1,903)
Stock issued to directors	31,110	—	800	—	—	—	800
Purchases of treasury stock	(400,000)	—	—	—	—	(12,880)	(12,880)
Stock-based compensation	—	—	3,808	—	—	—	3,808
Cash dividends of $0.93 per share	—	—	—	—	(74,014)	—	(74,014)
Other comprehensive income	—	—	—	4,087	—	—	4,087
Net income	—	—	—	—	157,967	—	157,967
Balance at September 30, 2020	79,659,396	$904	$955,742	$6,389	$1,743,106	$(331,418)	$2,374,723

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2021	2020
	(In thousands)
Cash Flows from Operating Activities
Net income	$222,980	$157,967
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal)/provision for credit losses	(15,710)	62,500
(Reversal)/Provision for losses on other real estate owned	(8)	717
Deferred tax (benefit)/ provision	8,867	(10,305)
Depreciation and amortization	5,942	5,644
Amortization of right-of-use asset	5,972	6,624
Change in operating lease liabilities	(1,456)	(757)
Net gains on sale and transfer of other real estate owned	(120)	(4,216)
Net gains on sale of loans	(357)	(219)
Proceeds from sales of loans	5,351	6,406
Originations of loans held for sale	(4,994)	(6,187)
Amortization on alternative energy partnerships, venture capital and other investments	31,610	42,904
Net gain on sales and calls of securities	(853)	(1,153)
Amortization/accretion of security premiums/discounts, net	6,128	6,211
Loss on sales or disposal of fixed assets	55	45
Unrealized loss on equity securities	3,628	1,928
Stock-based compensation and stock issued to officers as compensation	4,999	4,608
Net change in accrued interest receivable and other assets	(21,607)	(13,000)
Net change in other liabilities	(12,880)	(26,597)
Net cash provided by operating activities	237,547	233,120

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(406,750)	(272,961)
Proceeds from sale of investment securities available-for-sale	21,102	107,539
Proceeds from sale of equity securities	—	3,112
Proceeds from repayments, maturities and calls of investment securities available-for-sale	326,527	543,114
Purchase of Federal Home Loan Bank stock	—	(840)
Redemptions of Federal Home Loan Bank stock	—	1,680
Net increase in loans	(349,924)	(496,732)
Purchase of premises and equipment	(2,828)	(4,372)
Benefits received from bank owned life insurance policies	2,752	—
Proceeds from sales of other real estate owned	—	4,308
Net increase in investment in affordable housing and alternative energy partnerships	(19,039)	(60,129)
Net cash used for investing activities	(428,160)	(175,281)

Cash Flows from Financing Activities
Net increase in deposits	897,713	1,342,019
Advances from Federal Home Loan Bank	50,000	1,450,000
Repayment of Federal Home Loan Bank borrowings	(180,000)	(1,890,000)
Cash dividends paid	(73,335)	(74,014)
Repayment of other borrowings	—	(7,663)
Purchases of treasury stock	(100,668)	(12,880)
Repayment of short-term borrowings	—	(25,683)
Proceeds from shares issued under Dividend Reinvestment Plan	2,619	2,573
Taxes paid related to net share settlement of RSUs	(2,632)	(1,903)
Net cash provided by financing activities	593,697	782,449

Decrease in cash, cash equivalents, and restricted cash	403,084	840,288
Cash, cash equivalents, and restricted cash, beginning of the period	1,421,078	593,778
Cash, cash equivalents, and restricted cash, end of the period	$1,824,162	$1,434,066

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$61,574	$133,151
Income taxes paid	$65,291	$35,490
Non-cash investing and financing activities:
Net change in unrealized holding (loss)/gain on securities available-for-sale, net of tax	$(7,872)	$8,068
Net change in unrealized holding gain/(loss) on cash flow hedge derivatives	$2,194	$(3,981)
Transfers to other real estate owned from loans held for investment	$205	$—

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), ten limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of September 30, 2021, the Bank operates 24 branches in Southern California, 13 branches in Northern California, 10 branches in New York State, four in Washington State, two in Illinois, two in Texas, one in Maryland, Massachusetts, Nevada, and New Jersey, one in Hong Kong, and a representative office in Taipei, Beijing, and Shanghai. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the audited Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021 (the "2020 Form 10-K").

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

Securities Available for Sale

Prior to January 1, 2021, available-for-sale ("AFS") debt securities were measured at fair value and declines in the fair value were reviewed to determine whether the impairment was other-than-temporary. If we did not expect to recover the entire amortized cost basis of the security, then an other-than-temporary impairment (“OTTI”) was considered to have occurred. The cost basis of the security was written down to its estimated fair value and the amount of the write-down was recognized through a charge to earnings. If the amount of the amortized cost basis expected to be recovered increased in a future period, the cost basis of the security was not increased but rather recognized prospectively through interest income.

Effective January 1, 2021, upon the adoption of ASU 2016-13, debt securities AFS are measured at fair value and subject to impairment testing. When an AFS debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit loss by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components of the fair value change. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation reserve would be reduced, but not more than the amount of the current existing reserve for that security.

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

Allowance for Credit Losses on Available for Sale Securities

For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value with the credit component of the unrealized loss of the impaired AFS debt security recognized as an allowance for credit losses, and a corresponding provision for credit losses on the consolidated statement of income and the non-credit component is recognized in other comprehensive income (loss), net of applicable taxes. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, the payment structure of the security, failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. Any fair value changes that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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

Under the Company's CECL approach, management estimates the ACL using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable economic forecasts that vary by loan portfolio. We use economic forecasts from Moody’s Analytics in this process. The economic forecast is updated monthly; therefore, the one used for each quarter-end calculation is generally based on a one-month lag based on the timing of when the forecast is released. The Company does not consider a one-month lag to create a material difference but will consider any subsequent material changes to our estimated loss forecasts as deemed appropriate. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in gross domestic product (or “GDP”), unemployment rates, property values, or other relevant factors.

Under the CECL methodology, quantitative and qualitative loss factors are applied to our population of loans on a collective pool basis when similar risk characteristics exist. When loans do not share similar risk characteristics, the Company would evaluate the loan for expected credit losses on an individual basis. The Company evaluates loans for expected credit losses on an individual basis if, based on current information and events, the loan does not share similar credit risk characteristics with other loans. The Company may choose to measure expected credit losses on an individual loan basis by using one of the following methods: (1) the present value of the expected future cash flows of the loan discounted at the loan’s original effective interest rate, or (2) if the loan is collateral dependent, the fair value of the collateral less costs to sell. For loans that are not collateral-dependent, the Company will use the present value of future cash flows.

Under the Company’s CECL methodology, nine portfolio segments with similar risk characteristics are evaluated for expected loss. Six portfolios are modeled using econometric models and three smaller portfolios are evaluated using a simplified loss-rate method that calculates lifetime expected credit losses for the respective pools (simplified approach). The six portfolios subject to econometric modeling include residential mortgages; commercial and industrial loans (“C&I”); construction loans; commercial real estate (“CRE”) for multifamily loans; CRE for owner-occupied loans; and other CRE loans. We estimate the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables, (GDP, unemployment, CRE prices and residential mortgage prices) to historical credit performance for each of the six loan portfolios from 2007 to the fourth quarter of 2020. Loss given default rates would be computed based on the net charge-offs recognized divided by the expected exposure at default of defaulted loans starting with the fourth quarter of 2007 through the fourth quarter of 2020. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The amounts so calculated comprise the quantitative portion of the allowance for credit losses.

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

Under the Company’s CECL methodology, the qualitative portion of the reserve on pooled loans represents management’s judgment of additional considerations to account for internal and external risk factors that are not adequately measured in the quantitative reserve. The qualitative loss factors consider idiosyncratic risk factors, conditions that may not be reflected in quantitatively derived results, or other relevant factors to seek to ensure the allowance for credit losses reflects our best estimate of current expected credit losses. The qualitative reserves include reserves for policy exceptions, experience of management and staff, level of competition in the lending environment, weak risk identification, lack of historical experience with residential mortgage loans made to non-U.S. residents, oil and gas, included as part of the C&I loan portfolio, and the higher risk characteristics of purchased syndicated loans. Current and forecasted economic trends and underlying market values for collateral dependent loans also are considered within the econometric models described above.

The Company's CECL methodology requires a significant amount of management judgment in determining the appropriate allowance for credit losses. Several of the steps in the methodology involve judgment and are subjective in nature including, among other things: segmenting the loan portfolio; determining the amount of loss history to consider; selecting predictive econometric regression models that use appropriate macroeconomic variables; determining the methodology to forecast prepayments; selecting the most appropriate economic forecast scenario; determining the length of the R&S forecast and reversion periods; estimating expected utilization rates on unfunded loan commitments; and assessing relevant and appropriate qualitative factors. In addition, the CECL methodology is dependent on economic forecasts that are inherently imprecise and will change from period to period. Although the allowance for credit losses is considered by management to be appropriate, there can be no assurance that it will be sufficient to absorb future losses.

Management believes the allowance for credit losses is appropriate for the CECL in our loan portfolio and associated unfunded commitments, and the credit risk ratings and inherent loss rates currently assigned are reasonable and appropriate as of the reporting date.

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

3. Recent Accounting Pronouncements

Accounting Standards Adopted in 2021

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  This update requires an entity to use a broader range of R&S forecasts, in addition to historical experience and current conditions, to develop an expected credit loss estimate, referred to as the CECL model, for financial assets and net investments that are not accounted for at fair value through net income.  Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses to the amount by which fair value is below amortized cost.

The FASB issued additional ASUs containing clarifying guidance, transition relief provisions and minor updates to the original ASU. These include ASU 2018-19 (issued November 2018), ASU 2019-04 (issued April 2019), ASU 2019-05 (issued May 2019), ASU 2019-10 (issued November 2019), ASU 2019-11 (issued November 2019), ASU 2020-02 (issued February 2020) and ASU 2020-03 (issued March 2020). ASU 2016-13 and subsequent ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This amendment requires using a modified retrospective approach with a cumulative-effect adjustment to beginning retained earnings, as of the beginning of the first reporting period in which the guidance is effective.

Effective January 1, 2021, the Company adopted ASU 2016-13 and the related amendments to Accounting Standards Codification ("ASC") Topic 326, Financial Instruments - Credit Losses, to replace the incurred loss accounting approach with a CECL approach for financial instruments measured at amortized cost and other commitments to extend credit. The new standard is generally intended to require earlier recognition of credit losses. While the standard changes the measurement of the allowance for credit losses, it does not change the credit risk of our lending portfolios or the ultimate losses in those portfolios.

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

The following table sets forth the cumulative effect of the changes to the Company’s unaudited Consolidated Balance Sheets at January 1, 2021, for the adoption of ASC 326:

	Balance at	Adjustments due to	Balance at
	December 31, 2020	Adoption of ASC 326	January 1, 2021
	(In thousands)
Assets:
Allowance for credit losses on loans	$166,538	$(1,560)	$164,978
Deferred tax assets	85,610	1,319	86,929
Liabilities:
Allowance for unfunded commitments	$5,880	$6,018	$11,898
Stockholders' equity:
Retained earnings, net of tax	$2,418,144	$(3,140)	$2,415,004

In July 2017, the FASB issued ASU 2017-11, “Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815).” There are two parts to this update. Part I addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments that result in the strike price being reduced on the basis of the pricing of future equity offerings. Part II addresses the difficulty in navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB ASC. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in this update are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in part I of this update should be applied in either of the following ways: (i) retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim periods in which the pending content that links to this paragraph is effective; or (ii) retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments to Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. Adoption of ASU 2017-11 did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740); Simplifying the Accounting for Income Taxes.” This ASU removes specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intra-period tax allocation; exception to accounting for basis differences when there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also (i) improves financial statement preparers’ application of income tax-related guidance (ii) simplifies GAAP for franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; and separate financial statements of legal entities that are not subject to tax; and (iii) establishes changes in tax laws in interim periods. This ASU is effective for public business entities, for fiscal years beginning after December 15, 2020 with early adoption permitted for public business entities for periods for which financial statements have not yet been issued. Adoption of ASU 2019-12 did not have a material impact on the Company’s Consolidated Financial Statements.

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

Other Accounting Standards Pending Adoption

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020-04 is effective for all entities as of March 12, 2020, through December 31, 2022. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022.  In January 2021, the FASB issued ASU 2021-01 as subsequent amendments, which expanded the scope of Topic 848 to include all affected derivatives and clarified certain optional expedients and exceptions regarding the hedge accounting for derivative contracts affected by the discounting transition. Based on our current assessment, we will plan to offer SOFR as the primary alternative reference rate but may consider alternate rates based on customer demands and/or the type of loan or financial instrument. The Company will also continue to assess impacts to our operations, financial models, data and technology as part of our transition plan. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

4. Cash, Cash Equivalents and Restricted Cash

The Company manages its cash and cash equivalents based upon the Company’s operating, investment, and financing activities. Cash and cash equivalents, including for purposes of reporting cash flows, consist of cash on hand, amounts due from banks, and short-term investments with original maturity of three months or less.

The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were zero and $60 thousand for the nine months ended September 30, 2021 and for the year ended December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company had $31.9 million and $34.7 million, respectively, on deposit in a cash margin account that serves as collateral for interest rate swaps. These amounts included $8.0 million and $11.9 million as of September 30, 2021 and December 31, 2020, respectively, on deposit in a cash margin account that serves as collateral for the Bancorp’s interest rate swaps. As of September 30, 2021 and December 31, 2020, the Company held $1.0 million and $9.3 million, respectively, in a restricted escrow account with a major bank for its alternative energy investments.

5. Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock that then shared in earnings. Restricted stock units (“RSUs”) with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth earnings per common share calculations:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands, except share and per share data)
Net income	$72,397	$56,794	$222,980	$157,967

Weighted-average shares:
Basic weighted-average number of common shares outstanding	77,846,424	79,628,372	78,841,899	79,599,288
Dilutive effect of weighted-average outstanding common share equivalents RSUs	306,984	135,946	286,745	159,655
Diluted weighted-average number of common shares outstanding	78,153,408	79,764,318	79,128,644	79,758,943

Average restricted stock units with anti-dilutive effect	884	117,621	30,130	97,110
Earnings per common share:
Basic	$0.93	$0.71	$2.83	$1.98
Diluted	$0.93	$0.71	$2.82	$1.98

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

The following table presents RSU activity during the nine months ended September 30, 2021:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2020	292,670	$33.37	302,802	$32.55
Granted	60,666	41.11	113,764	37.13
Vested	(96,869)	41.72	(76,292)	42.56
Forfeited	(23,324)	29.92	(7,768)	40.60
Balance at September 30, 2021	233,143	$32.26	332,506	$31.63

The compensation expense recorded for RSUs was $1.7 million and $1.3 million for the three months ended September 30, 2021, and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the compensation expense recorded for RSUs was $4.1 million and $3.8 million, respectively. Unrecognized stock-based compensation expense related to RSUs was $10.3 million and $8.0 million as of September 30, 2021 and 2020, respectively. As of September 30, 2021, these costs are expected to be recognized over the next 1.9 years for time-based and performance-based RSUs.

As of September 30, 2021, 1,863,749 shares were available for future grants under the Company’s 2005 Incentive Plan, as amended and restated.

7. Investment Securities

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of September 30, 2021, and December 31, 2020:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$40,206	$5	$—	$40,211
U.S. government agency entities	89,823	1,255	135	90,943
Mortgage-backed securities	798,905	12,490	6,328	805,067
Collateralized mortgage obligations	9,792	—	231	9,561
Corporate debt securities	134,348	514	1,428	133,434
Total	$1,073,074	$14,264	$8,122	$1,079,216

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$80,948	$6	$6	$80,948
U.S. government agency entities	99,944	441	546	99,839
Mortgage-backed securities	709,709	17,965	606	727,068
Collateralized mortgage obligations	10,358	—	34	10,324
Corporate debt securities	118,271	367	267	118,371
Total	$1,019,230	$18,779	$1,459	$1,036,550

As of September 30, 2021, the amortized cost of AFS debt securities excluded accrued interest receivables of $2.6 million, which are included in “accrued interest receivables” on the Consolidated Balance Sheets. For the Company’s accounting policy related to AFS debt securities’ accrued interest receivable, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10Q.

The amortized cost and fair value of securities available-for-sale as of September 30, 2021, by contractual maturities, are set forth in the tables below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	September 30, 2021
	Securities Available-For-Sale
	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$45,215	$45,234
Due after one year through five years	117,088	115,615
Due after five years through ten years	149,474	153,657
Due after ten years	761,297	764,710
Total	$1,073,074	$1,079,216

Equity Securities - The Company recognized a net gain of $3 thousand for the three months ended September 30, 2021, due to the increase in fair value during the quarter of equity investments with readily determinable fair values compared to a net gain of $1.6 million for the three months ended September 30, 2020. The Company recognized a net loss of $3.6 million for the nine months ended September 30, 2021, due to the decrease in fair value, year to date, of equity investments with readily determinable fair values compared to a net loss of $1.9 million for the nine months ended September 30, 2020. Equity securities were $20.1 million and $23.7 million as of September 30, 2021, and December 31, 2020, respectively.

The following tables set forth the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of  September 30, 2021, and  December 31, 2020:

	September 30, 2021
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities Available-for-Sale
U.S. government agency entities	$—	$—	$2,403	$135	$2,403	$135
Mortgage-backed securities	399,470	5,632	7,038	696	406,508	6,328
Collateralized mortgage obligations	9,418	219	144	12	9,562	231
Corporate debt securities	91,870	1,144	19,716	284	111,586	1,428
Total	$500,758	$6,995	$29,301	$1,127	$530,059	$8,122

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$40,952	$6	$—	$—	$40,952	$6
U.S. government agency entities	26,390	102	40,009	444	66,399	546
Mortgage-backed securities	1,694	23	8,093	583	9,787	606
Collateralized mortgage obligations	10,131	25	193	9	10,324	34
Corporate debt securities	58,405	267	—	—	58,405	267
Total	$137,572	$423	$48,295	$1,036	$185,867	$1,459

Allowance for Credit Losses

The securities that were in an unrealized loss position at September 30, 2021, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 2 Basis of Presentation and Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in this Form 10Q.

The Company concluded the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell available-for-sale securities that have declined below their cost before their anticipated recovery. Accordingly, no allowance for credit losses was recorded as of September 30, 2021, against these securities, and there was no provision for credit losses recognized for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, there was no credit loss recognized.

Securities available-for-sale having a carrying value of $30.9 million and $22.7 million as of September 30, 2021, and December 31, 2020, respectively, were pledged to secure public deposits, other borrowings, treasury tax and loan.

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

The types of loans in the Company’s Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, were as follows:

	September 30, 2021	December 31, 2020
	(In thousands)

Commercial loans	$2,871,693	$2,836,833
Residential mortgage loans	4,144,789	4,145,389
Commercial mortgage loans	7,835,528	7,555,027
Real estate construction loans	688,195	679,492
Equity lines	433,206	424,555
Installment and other loans	3,370	3,100
Gross loans	$15,976,781	$15,644,396
Allowance for loan losses	(131,945)	(166,538)
Unamortized deferred loan fees, net	(3,835)	(2,494)
Total loans, net	$15,841,001	$15,475,364

As of September 30, 2021, recorded investment in non-accrual loans was $68.7 million. As of December 31, 2020, recorded investment in impaired loans totaled $95.4 million and was comprised of non-accrual loans of $67.7 million and accruing TDRs of $27.7 million. For non-accrual loans, the amounts previously charged off represent 10.6% of the contractual balances for non-accrual loans as of September 30, 2021. For impaired loans, the amounts previously charged off represent 7.1% of the contractual balances for impaired loans as of December 31, 2020.

The following table presents the average recorded investment and interest income recognized on non-accrual loans for the period indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$16,379	$—	$22,989	$—
Real estate construction loans	4,548	50	4,310	220
Commercial mortgage loans	37,017	140	37,964	297
Residential mortgage loans and equity lines	9,831	7	8,976	23
Total non-accrual loans	$67,775	$197	$74,239	$540

In connection with the adoption of ASU 2016-13, the Company no longer provides information on impaired loans. The following table presents the average recorded investment and interest income recognized on individually evaluated loans for the period indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$30,346	$148	$30,723	$242
Real estate construction loans	4,368	98	4,444	245
Commercial mortgage loans	40,708	268	37,730	966
Residential mortgage loans and equity lines	16,609	74	15,240	200
Total impaired loans	$92,031	$588	$88,137	$1,653

The following table presents non-accrual loans and the related allowance as of September 30, 2021:

	September 30, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$13,897	$10,442	$—
Real estate construction loans	7,201	5,491	—
Commercial mortgage loans	19,356	18,407	—
Residential mortgage loans and equity lines	6,989	6,813	—
Subtotal	$47,443	$41,153	$—

With allocated allowance
Commercial loans	$16,739	$6,656	$1,301
Commercial mortgage loans	18,664	18,561	5,229
Residential mortgage loans and equity lines	2,892	2,312	—
Subtotal	$38,295	$27,529	$6,530
Total non-accrual loans	$85,738	$68,682	$6,530

In connection with the adoption of ASU 2016-13, the Company no longer provides information on impaired loans. The following table presents impaired loans and the related allowance as of December 31, 2020:

	December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$23,784	$20,698	$—
Real estate construction loans	5,776	4,286	—
Commercial mortgage loans	22,877	22,287	—
Residential mortgage loans and equity lines	6,379	6,307	—
Subtotal	$58,816	$53,578	$—

With allocated allowance
Commercial loans	$13,703	$6,372	$1,030
Commercial mortgage loans	31,134	31,003	5,254
Residential mortgage loans and equity lines	5,005	4,452	145
Subtotal	$49,842	$41,827	$6,429
Total impaired loans	$108,658	$95,405	$6,429

The following tables present the aging of the loan portfolio by type as of September 30, 2021, and as of December 31, 2020:

	September 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)

Commercial loans	$15,391	$2,326	$2,861	$17,098	$37,676	$2,834,017	$2,871,693
Real estate construction loans	—	—	—	5,491	5,491	682,704	688,195
Commercial mortgage loans	458	—	1,472	36,968	38,898	7,796,630	7,835,528
Residential mortgage loans and equity lines	—	2,451	—	9,125	11,576	4,566,419	4,577,995
Installment and other loans	8	—	—	—	8	3,362	3,370
Total loans	$15,857	$4,777	$4,333	$68,682	$93,649	$15,883,132	$15,976,781

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)

Commercial loans	$52,601	$3,182	$2,947	$23,087	$81,817	$2,755,016	$2,836,833
Real estate construction loans	6,257	—	—	4,286	10,543	668,949	679,492
Commercial mortgage loans	45,186	18,069	2,035	33,715	99,005	7,456,022	7,555,027
Residential mortgage loans and equity lines	14,315	4,223	—	6,596	25,134	4,544,810	4,569,944
Installment and other loans	43	—	—	—	43	3,057	3,100
Total loans	$118,402	$25,474	$4,982	$67,684	$216,542	$15,427,854	$15,644,396

A TDR is a formal modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including a change in the stated interest rate, a reduction in the loan balance or accrued interest, or an extension of the maturity date. Although these loan modifications are considered TDRs, TDR loans that have, pursuant to the Bank's policy, performed under the restructured terms and have demonstrated sustained performance under the modified terms for six months are returned to accrual status. The sustained performance considered by management pursuant to its policy includes the periods prior to the modification if the prior performance met or exceeded the modified terms. This would include cash paid by the borrower prior to the restructure to set up interest reserves. Loans classified as TDRs are reported as individually evaluated loans.

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

As of September 30, 2021, accruing TDRs were $24.4 million and non-accrual TDRs were $8.3 million compared to accruing TDRs of $27.7 million and non-accrual TDRs of $9.0 million as of December 31, 2020. The Company allocated $181 thousand in reserves to accruing TDRs and $24 thousand to non-accrual TDRs as of September 30, 2021, compared to $122 thousand to accruing TDRs and $24 thousand to non-accrual TDRs as of December 31, 2020. The following tables set forth TDRs that were modified during the three and nine months ended September 30, 2021 and 2020, their specific reserves as of September 30, 2021, and 2020, and charge-offs for the three and nine months ended September 30, 2021, and 2020:

	Three Months Ended September 30, 2021				September 30, 2021
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	—	$—	$—	$—	$—
Residential mortgage loans and equity lines	1	479	479	—	14
Total	1	$479	$479	$—	$14

	Three Months Ended September 30, 2020				September 30, 2020
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	2	$2,983	$2,983	$—	$203
Residential mortgage loans and equity lines	—	—	—	—	—
Total	2	$2,983	$2,983	$—	$203

	Nine Months Ended September 30, 2021				September 30, 2021
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	1	$686	$686	$—	$—
Residential mortgage loans and equity lines	1	479	479	—	14
Total	2	$1,165	$1,165	$—	$14

	Nine Months Ended September 30, 2020				September 30, 2020
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	5	$5,417	$5,417	$—	$204
Residential mortgage loans and equity lines	—	—	—	—	—
Total	5	$5,417	$5,417	$—	$204

Modifications of the loan terms in the nine months ended September 30, 2021, were in the form of extensions of maturity dates, which ranged generally from three to twelve months from the modification date.

We expect that the TDRs on accruing status as of September 30, 2021, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  The ongoing impact of the COVID pandemic, however, could increase the risk of such TDRs becoming non-accrual due to the borrowers’ inability to continue to comply with their restructured terms.

A summary of TDRs by type of concession and by type of loan, as of September 30, 2021, and December 31, 2020, is set forth in the table below:

	September 30, 2021
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans	$1,453	$—	$—	$1,453
Commercial mortgage loans	441	5,552	13,114	19,107
Residential mortgage loans	1,726	251	1,869	3,846
Total accruing TDRs	$3,620	$5,803	$14,983	$24,406

	September 30, 2021
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial loans	$7,784	$—	$—	$7,784
Commercial mortgage loans	—	—	—	—
Residential mortgage loans	500	—	—	500
Total non-accrual TDRs	$8,284	$—	$—	$8,284

	December 31, 2020
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans	$3,983	$—	$—	$3,983
Commercial mortgage loans	515	5,635	13,425	19,575
Residential mortgage loans	1,724	275	2,164	4,163
Total accruing TDRs	$6,222	$5,910	$15,589	$27,721

	December 31, 2020
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial loans	$8,462	$—	$—	$8,462
Residential mortgage loans	523	—	—	523
Total non-accrual TDRs	$8,985	$—	$—	$8,985

The activity within TDRs for the periods indicated is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Accruing TDRs
Beginning balance	$27,261	$31,671	$27,721	$35,336
New restructurings	(208)	2,983	479	5,417
Restructured loans restored to accrual status	—	263	—	263
Charge-offs	—	—	—	—
Payments	(2,406)	(6,330)	(3,553)	(12,429)
Restructured loans placed on non-accrual status	(241)	—	(241)	—
Ending balance	$24,406	$28,587	$24,406	$28,587

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Non-accrual TDRs
Beginning balance	$8,402	$12,670	$8,985	$18,048
New restructurings	—	—	—	—
Restructured loans placed on non-accrual status	234	—	241	—
Charge-offs	—	—	—	(4,970)
Payments	(352)	(2,488)	(710)	(2,896)
Restructured loans restored to accrual status	—	(263)	(232)	(263)
Ending balance	$8,284	$9,919	$8,284	$9,919

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as a TDR during the previous twelve months and which had subsequently defaulted as of September 30, 2021.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of September 30, 2021, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered individually evaluated, or were on non-accrual status.

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

The following table summarizes the Company’s loan held for investment by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification:

	Loans Amortized Cost Basis by Origination Year
September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$552,079	$309,944	$245,936	$188,790	$87,579	$69,354	$1,266,946	$7,650	$2,728,278
Special Mention	93	570	4,506	1,703	2,871	—	22,073	89	31,905
Substandard	31	6,286	21,896	16,829	13,077	5,319	39,457	6,089	108,984
Doubtful	—	—	—	—	—	—	901	—	901
Loss	—	—	—	—	—	—	—	—	—
Total	$552,203	$316,800	$272,338	$207,322	$103,527	$74,673	$1,329,377	$13,828	$2,870,068
YTD period charge-offs	$—	$927	$507	$366	$—	$50	$17,649	$—	$19,499
YTD period recoveries	—	—	—	(75)	—	(169)	(1,301)	—	(1,545)
Net	$—	$927	$507	$291	$—	$(119)	$16,348	$—	$17,954
Real estate construction loans
Pass/Watch	$160,357	$213,737	$152,626	$64,908	$30,272	$—	$—	$—	$621,900
Special Mention	4,772	22,233	11,800	17,306	—	—	—	—	56,111
Substandard	—	—	3,344	—	—	4,066	—	—	7,410
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$165,129	$235,970	$167,770	$82,214	$30,272	$4,066	$—	$—	$685,421
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	(76)	—	—	(76)
Net	$—	$—	$—	$—	$—	$(76)	$—	$—	$(76)
Commercial mortgage loans
Pass/Watch	$1,256,784	$1,266,048	$1,284,803	$1,089,005	$813,707	$1,473,901	$177,509	$—	$7,361,757
Special Mention	18,826	52,416	45,281	104,703	42,329	82,614	2,499	—	348,668
Substandard	1,116	235	10,906	46,149	1,590	62,095	856	—	122,947
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$1,276,726	$1,318,699	$1,340,990	$1,239,857	$857,626	$1,618,610	$180,864	$—	$7,833,372
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	(180)	—	—	(21)	(83)	—	(284)
Net	$—	$—	$(180)	$—	$—	$(21)	$(83)	$—	$(284)
Residential mortgage loans
Pass/Watch	$722,013	$663,292	$731,803	$544,362	$474,271	$992,504	$—	$—	$4,128,245
Special Mention	—	140	4,369	1,448	839	589	—	—	7,385
Substandard	479	167	1,921	2,520	1,167	4,466	—	—	10,720
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$722,492	$663,599	$738,093	$548,330	$476,277	$997,559	$—	$—	$4,146,350
YTD period charge-offs	$—	$—	$—	$—	$3	$—	$—	$—	$3
YTD period recoveries	—	—	—	—	—	(208)	—	—	(208)
Net	$—	$—	$—	$—	$3	$(208)	$—	$—	$(205)
Equity lines
Pass/Watch	$—	$—	$—	$—	$—	$7	$400,991	$31,677	$432,675
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,240	450	1,690
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$7	$402,231	$32,127	$434,365
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	(8)	(58)	(66)
Net	$—	$—	$—	$—	$—	$—	$(8)	$(58)	$(66)
Installment and other loans
Pass/Watch	$2,120	$1,250	$—	$—	$—	$—	$—	$—	$3,370
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$2,120	$1,250	$—	$—	$—	$—	$—	$—	$3,370
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans	$2,718,670	$2,536,318	$2,519,191	$2,077,723	$1,467,702	$2,694,915	$1,912,472	$45,955	$15,972,946
Net charge-offs/(recoveries)	$—	$927	$327	$291	$3	$(424)	$16,257	$(58)	$17,323

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

The following tables set forth activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2021, and September 30, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended September 30, 2021 and 2020
				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

June 30, 2021 Ending Balance	$40,067	$6,119	$58,026	$27,043	$1	$131,256
Provision/(reversal) for possible credit losses	674	149	2,786	(609)	—	3,000
Charge-offs	(2,649)	—	—	(3)	—	(2,652)
Recoveries	121	76	144	—	—	341
Net (charge-offs)/recoveries	(2,528)	76	144	(3)	—	(2,311)
September 30, 2021 Ending Balance	$38,213	$6,344	$60,956	$26,431	$1	$131,945

Allowance for unfunded credit commitments June 30, 2021	$4,388	$3,581	$81	$—	$—	$8,050
Provision/(reversal) for possible credit losses	329	(396)	117	—	—	50
Allowance for unfunded credit commitments September 30, 2021	$4,717	$3,185	$198	$—	$—	$8,100

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

June 30, 2020 Ending Balance	$82,256	$26,700	$41,132	$19,592	$—	$169,680
Provision/(reversal) for possible credit losses	298	6,012	5,438	752	—	12,500
Charge-offs	(6,956)	—	—	—	—	(6,956)
Recoveries	3,796	—	95	15	—	3,906
Net (charge-offs)/recoveries	(3,160)	—	95	15	—	(3,050)
September 30, 2020 Ending Balance	$79,394	$32,712	$46,665	$20,359	$—	$179,130

Nine months ended September 30, 2021 and 2020
				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

2021 Beginning Balance	$68,742	$30,854	$49,205	$17,737	$—	$166,538
Impact of ASU 2016-13 adoption	(31,466)	(24,307)	34,993	19,211	9	(1,560)
Allowance for loan losses, January 1, 2021	37,276	6,547	84,198	36,948	9	164,978
Provision/(reversal) for possible credit losses	18,891	(279)	(23,526)	(10,788)	(8)	(15,710)
Charge-offs	(19,499)	—	—	(3)	—	(19,502)
Recoveries	1,545	76	284	274	—	2,179
Net (charge-offs)/recoveries	(17,954)	76	284	271	—	(17,323)
September 30, 2021 Ending Balance	$38,213	$6,344	$60,956	$26,431	$1	$131,945

Allowance for unfunded credit commitments December 31, 2020	$4,802	$690	$101	$284	$3	$5,880
Impact of ASU 2016-13 adoption	3,236	3,135	(66)	(284)	(3)	6,018
Allowance for loan losses, January 1, 2021	8,038	3,825	35	—	—	11,898
Provision/(reversal) for possible credit losses	(3,321)	(640)	163	—	—	(3,798)
Allowance for unfunded credit commitments September 30, 2021	$4,717	$3,185	$198	$—	$—	$8,100

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)

2020 Beginning Balance	$57,021	$19,474	$33,602	$13,108	$19	$123,224
Provision/(reversal) for possible credit losses	29,402	13,238	12,718	7,161	(19)	62,500
Charge-offs	(13,383)	—	—	—	—	(13,383)
Recoveries	6,354	—	345	90	—	6,789
Net (charge-offs)/recoveries	(7,029)	—	345	90	—	(6,594)
September 30, 2020 Ending Balance	$79,394	$32,712	$46,665	$20,359	$—	$179,130
Reserve for impaired loans	$7,704	$—	$582	$209	$—	$8,495
Reserve for non-impaired loans	$71,690	$32,712	$46,083	$20,150	$—	$170,635
Reserve for off-balance sheet credit commitments	$4,297	$896	$172	$294	$4	$5,663

The U. S. economy has gradually recovered from the COVID-19 pandemic with improving gross national product and a declining unemployment rate in the first half of 2021. This contributed to a positive economic outlook and forecasts that resulted in a decrease to the allowance for credit losses.

Despite the gradual recovery in the first half of 2021,the ongoing COVID-19 pandemic has caused significant disruption in the United States and international economies and financial markets. Although banks have generally been permitted to continue operating, the COVID-19 pandemic has caused disruptions to our business and could cause material disruptions to our business and operations in the future. The Company has continued its efforts to support its customers affected by the pandemic and to maintain asset quality and balance sheet strength, including the following:

•

The Company has provided loans through the SBA's Paycheck Protection Program, (or “PPP”). As of September 30, 2021, 1,514 PPP loans with a current balance of $169.4 million were outstanding and an additional $264.4 million have been forgiven by the U.S. Government. These loans do not carry an allowance for loan losses.

•

The Company has outstanding COVID-19 modifications on approximately six CRE loans totaling $44.8 million as of September 30, 2021, which represented 0.6% of the Bank’s CRE loans and three commercial loans, totaling $2.8 million, which represented 0.1% of the total commercial loans.

•	As of September 30, 2021, there were seven COVID-19 residential mortgage loan modifications outstanding, or $5.1 million, that represented 0.1% of the total residential mortgage portfolio.

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

The Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships were $119.0 million and $103.1 million as of September 30, 2021, and December 31, 2020, respectively.

10. Leases

The Company determines if a contract arrangement is a lease at inception and primarily enters into operating lease contracts for its branch locations, office space and certain equipment. As part of its property lease agreements, the Company may seek to include options to extend or terminate a lease when it is reasonably certain that the Company will exercise those options. The Right-of-Use (“ROU”) lease asset also includes any lease payments made and lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not possess any leases that have variable lease payments or residual value guarantees as of September 30, 2021.

ASU 2016-02, “Leases (Topic 842),” as amended by ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”; ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”; and ASU No. 2018-11, “Targeted Improvements,” establishes a ROU model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. The standard provides a number of optional practical expedients in transition. We have elected the “package of practical expedients,” which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also elected all of the new standard’s available transition practical expedients, including the short-term lease recognition exemption that includes not recognizing ROU assets or lease liabilities for existing short-term leases, and the practical expedient to not separate lease and non-lease components for all of our leases. The Company uses its incremental borrowing rate to determine the present value of its lease liabilities.

The following table presents the operating lease amounts reported on the Consolidated Balance Sheets, and other supplemental information as of  September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(In millions)
Operating Leases:
ROU assets	$29.2	$30.9
Lease liabilities	$32.0	$33.5

Weighted-average remaining lease term (in years)	4.5	4.7
Weighted-average discount rate	2.62%	2.77%

Operating lease expense was $3.2 million and $3.1 million for the three months ended September 30, 2021 and 2020, respectively, and includes short-term leases that were immaterial. Operating lease expense was $9.5 million and $8.8 million for the nine months ended September 30, 2021 and September 30, 2020, respectively, and includes short-term leases that were immaterial. Operating cash flows from operating leases were $2.5 million and $2.2 million for the three months ended September 30, 2021 and 2020, respectively. Operating cash flows from operating leases were $7.4 million and $6.8 million for the nine months ended September 30, 2021 and 2020, respectively. In the nine months ended September 30, 2021 the Company recognized an ROU asset impairment of $187 thousand related to an early termination of a lease agreement. This amount was included in other expenses in the Consolidated Statement of Operations and Comprehensive Income.

The following table presents a maturity analysis of the Company’s operating lease liabilities as of September 30, 2021, and December 31, 2020, respectively.

As of September 30, 2021
Operating Leases
(In thousands)
Remaining 2021	$2,374
2022	9,432
2023	7,996
2024	5,565
2025	3,307
Thereafter	5,352
Total lease payments	34,026
Less amount of payment representing interest	(1,998)
Total present value of lease payments	$32,028

As of December 31, 2020
Operating Leases
(In thousands)
2021	$9,384
2022	8,335
2023	6,890
2024	4,635
2025	2,520
Thereafter	4,153
Total lease payments	35,917
Less amount of payment representing interest	(2,433)
Total present value of lease payments	$33,484

11. Borrowed Funds

Borrowings from the Federal Home Loan Bank (“FHLB”) – There were no over-night borrowings from the FHLB as of September 30, 2021, and December 31, 2020. Advances from the FHLB were $20.0 million at a weighted average rate of 2.89% as of September 30, 2021, and $150.0 million at a weighted average rate of 2.15% as of December 31, 2020. As of September 30, 2021, FHLB advances of $20.0 million will mature in May 2023.

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

At September 30, 2021, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 2.36%, compared to $119.1 million with a weighted average rate of 2.40% at December 31, 2020. The Junior Subordinated Notes have a stated maturity term of 30 years.

12. Income Taxes

The effective tax rate for the first nine months of 2021 was 21.3% compared to 8.6% for the first nine months of 2020. The effective tax rate includes the impact of low-income housing and alternative energy investment tax credits.

The Company’s tax returns are open for audit by the Internal Revenue Service back to 2018 and by the California Franchise Tax Board back to 2017.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$40,211	$—	$—	$40,211
U.S. government agency entities	—	90,943	—	90,943
Mortgage-backed securities	—	805,067	—	805,067
Collateralized mortgage obligations	—	9,561	—	9,561
Corporate debt securities	—	133,434	—	133,434
Total securities available-for-sale	40,211	1,039,005	—	1,079,216

Equity securities
Mutual funds	6,289	—	—	6,289
Preferred stock of government sponsored entities	1,493	—	—	1,493
Other equity securities	12,335	—	—	12,335
Total equity securities	20,117	—	—	20,117

Warrants	—	—	22	22
Interest rate swaps	—	5,187	—	5,187
Foreign exchange contracts	—	1,319	—	1,319
Total assets	$60,328	$1,045,511	$22	$1,105,861

Liabilities
Interest rate swaps	$—	$9,037	$—	$9,037
Foreign exchange contracts	—	1,723	—	1,723
Total liabilities	$—	$10,760	$—	$10,760

	December 31, 2020
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$80,948	$—	$—	$80,948
U.S. government agency entities	—	99,839	—	99,839
Mortgage-backed securities	—	727,068	—	727,068
Collateralized mortgage obligations	—	10,324	—	10,324
Corporate debt securities	—	118,371	—	118,371
Total securities available-for-sale	80,948	955,602	—	1,036,550

Equity securities
Mutual funds	6,413	—	—	6,413
Preferred stock of government sponsored entities	5,485	—	—	5,485
Other equity securities	11,846	—	—	11,846
Total equity securities	23,744	—	—	23,744

Warrants	—	—	21	21
Interest rate swaps	—	3,409	—	3,409
Foreign exchange contracts	—	4,658	—	4,658
Total assets	$104,692	$963,669	$21	$1,068,382

Liabilities
Interest rate swaps	$—	$10,286	$—	$10,286
Foreign exchange contracts	—	2,200	—	2,200
Total liabilities	$—	$12,486	$—	$12,486

Financial assets and liabilities measured at estimated fair value on a non-recurring basis:

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the periods ended September 30, 2021, and December 31, 2020, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Consolidated Balance Sheets as of September 30, 2021, the following tables set forth the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of September 30, 2021, and December 31, 2020, and the total losses for the periods indicated:

	As of September 30, 2021				Total Losses
	Fair Value Measurements Using			Total Fair	For the Three Months Ended		For the Nine Months Ended
	Level 1	Level 2	Level 3	Value Measurements	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
Assets
Loans held-for-investment:
Commercial loans	$—	$—	$5,355	$5,355	$—	$6,950	$2,037	$6,950
Commercial mortgage loans	—	—	13,332	13,332	—	—	—	—
Residential mortgage loans and equity lines	—	—	2,277	2,227	—	—	—	—
Total loans held-for-investment	—	—	20,964	20,914	—	6,950	2,037	6,950
Other real estate owned (1)	—	—	5,497	5,497	(55)	—	(8)	717
Investments in venture capital and private company stock	—	—	1,007	1,007	8	3	143	107
Total assets	$—	$—	$27,468	$27,418	$(47)	$6,953	$2,172	$7,774

(1) Other real estate owned balance of $5.3 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2020
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$—	$5,342	$5,342
Commercial mortgage loans	—	—	25,749	25,749
Residential mortgage loans and equity lines	—	—	4,307	4,307
Total impaired loans	—	—	35,398	35,398
Other real estate owned (1)	—	—	5,141	5,141
Investments in venture capital and private company stock	—	—	1,381	1,381
Total assets	$—	$—	$41,920	$41,920

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

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from one to five years, risk-free interest rate from 0.18% to 1.16%, and stock volatility from 14.86% to 20.34%.

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

The following table sets forth the carrying and notional amounts and estimated fair value of financial instruments as of September 30, 2021, and December 31, 2020:

	September 30, 2021		December 31, 2020
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$156,287	$156,287	$138,616	$138,616
Short-term investments	1,667,875	1,667,875	1,282,462	1,282,462
Securities available-for-sale	1,079,216	1,079,216	1,036,550	1,036,550
Loans, net	15,976,781	16,301,993	15,475,364	16,103,471
Equity securities	20,117	20,117	23,744	23,744
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250
Warrants	22	22	21	21

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$161,535	$1,319	$151,244	$4,658
Interest rate swaps	664,288	5,187	96,889	3,409

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$17,006,870	$17,007,694	$16,109,401	$16,125,808
Advances from Federal Home Loan Bank	20,000	20,856	150,000	155,133
Other borrowings	23,197	19,164	23,714	19,632
Long-term debt	119,136	62,274	119,136	65,487

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$70,184	$1,723	$132,813	$2,200
Interest rate swaps	788,802	9,037	679,648	10,286

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,255,421	$(11,020)	$2,977,528	$(8,432)
Standby letters of credit	248,958	(2,172)	234,200	(1,630)
Other letters of credit	25,205	(15)	16,821	(16)
Bill of lading guarantees	—	—	238	—

The following tables set forth the level in the fair value hierarchy for the estimated fair values of financial instruments as of September 30, 2021, and December 31, 2020.

	As of September 30, 2021
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$156,287	$156,287	$—	$—
Short-term investments	1,667,875	1,667,875	—	—
Securities available-for-sale	1,079,216	40,211	1,039,005	—
Loans, net	16,301,993	—	—	16,301,993
Equity securities	20,117	20,117	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	22	—	—	22
Financial Liabilities
Deposits	17,007,694	—	—	17,007,694
Advances from Federal Home Loan Bank	20,856	—	20,856	—
Other borrowings	19,164	—	—	19,164
Long-term debt	62,274	—	62,274	—

	As of December 31, 2020
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$138,616	$138,616	$—	$—
Short-term investments	1,282,462	1,282,462	—	—
Securities available-for-sale	1,036,550	80,948	955,602	—
Loans, net	16,103,471	—	—	16,103,471
Equity securities	23,744	23,744	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	21	—	—	21
Financial Liabilities
Deposits	16,125,808	—	—	16,125,808
Advances from Federal Home Loan Bank	155,133	—	155,133	—
Other borrowings	19,632	—	—	19,632
Long-term debt	65,487	—	65,487	—

14. Goodwill and Goodwill Impairment

Total goodwill was $372.2 million as of both September 30, 2021 and December 31, 2020. The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The Company completed its annual goodwill impairment testing as of December 31, 2020 and determined there was no goodwill impairment.

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

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. As of September 30, 2021, and 2020, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s cash flow derivative financial instruments as of September 30, 2021, and December 31, 2020, were as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Cash flow swap hedges:
Notional	$119,136	$119,136
Weighted average fixed rate-pay	2.61%	2.61%
Weighted average variable rate-receive	0.15%	0.44%

Unrealized loss, net of taxes (1)	$(4,696)	$(6,890)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Periodic net settlement of swaps (2)	$754	$702	$2,196	$1,471

(1) Included in other comprehensive income.
(2) the amount of periodic net settlement of interest rate swaps was included in interest expense.

As of September 30, 2021, the Bank’s outstanding interest rate swap contracts had a notional amount of $779.4 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to fixed-rate CRE loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying CRE loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of September 30, 2021, and 2020, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of September 30, 2021, and December 31, 2020, were as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Fair value swap hedges:
Notional	$779,392	$478,266
Weighted average fixed rate-pay	2.48%	4.56%
Weighted average variable rate spread	1.22%	2.46%
Weighted average variable rate-receive	1.31%	3.11%

Net unrealized loss (1)	$(8,255)	$(15,082)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Periodic net settlement of swaps (2)	$(2,363)	$(2,510)	$(7,137)	$(5,307)

(1) the amount is included in other non-interest income.
(2) the amount of periodic net settlement of interest rate swaps was included in interest income.

The Company has designated as a partial-term hedging election $404.7 million notional as last-of-layer hedge on pools of loans with a notational value of $816.7 million as of September 30, 2021. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month LIBOR interest rate swaps to convert the last-of-layer $404.7 million portion of $816.7 million fixed rate loan pools in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranches. As of September 30, 2021, the last-of-layer loan tranche had a fair value basis adjustment of $943 thousand. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivative clearing organization and daily margin is indirectly maintained with the derivative clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $24.3 million as of September 30, 2021 and $11.9 million as of December 31, 2020.

From time to time, the Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of September 30, 2021, and December 31, 2020, were as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Derivative financial instruments not designated as hedging instruments:
Notional amounts:
Spot, forward, and swap contracts with positive fair value	$161,535	$151,244
Spot, forward, and swap contracts with negative fair value	$70,184	$132,813
Fair value:
Spot, forward, and swap contracts with positive fair value	$1,319	$4,658
Spot, forward, and swap contracts with negative fair value	$1,723	$(2,200)

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

Financial instruments that are eligible for offset in the Consolidated Balance Sheets, as of September 30, 2021, and December 31, 2020, are set forth in the following table:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
September 30, 2021
Assets:
Derivatives	$5,187	$—	$5,187	$—	$—	$5,187

Liabilities:
Derivatives	$20,107	$(11,067)	$9,040	$—	$—	$9,040

December 31, 2020
Assets:
Derivatives	$3,409	$—	$3,409	$—	$—	$3,409

Liabilities:
Derivatives	$28,258	$(17,972)	$10,286	$—	$—	$10,286

17. Revenue from Contracts with Customers

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under ASC 606:

	Three months Ended September 30,		Nine months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$2,130	$2,018	$6,386	$5,945
Wealth management fees	3,578	2,628	11,074	7,974
Other service fees(1)	3,735	3,676	11,109	10,038
Total noninterest income	9,443	8,322	28,569	23,957

Noninterest income, not in-scope(2)	2,773	1,655	6,230	7,412
Total noninterest income	$12,216	$9,977	$34,799	$31,369

(1)	Other service fees is comprised of fees related to letters of credit, wire fees, fees on foreign exchange transactions and other immaterial individual revenue streams.
(2)	These amounts primarily represent revenue from contracts with customers that are out of the scope of ASC 606.

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

18. Stockholders’ Equity

Total equity was $2.46 billion as of September 30, 2021, an increase of $45.1 million, from $2.42 billion as of December 31, 2020, primarily due to net income of $223.0 million, stock-based compensation of $4.1 million, and proceeds from dividend reinvestment of $2.6 million, partially offset by purchases of treasury stock of $100.7 million, common stock cash dividends of $73.3 million and a decrease in other comprehensive income of $5.7 million.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three and nine months ended September 30, 2021, and June 30, 2020, was as follows:

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, gain/(loss), net of tax
Securities available-for-sale			$7,560			$16,278
Cash flow hedge derivatives			(5,188)			(7,925)
Total			$2,372			$8,353

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$(4,588)	$(1,356)	$(3,232)	$(3,543)	$(1,047)	$(2,496)
Cash flow hedge derivatives	698	206	492	755	223	532
Total	$(3,890)	$(1,150)	$(2,740)	$(2,788)	$(824)	$(1,964)

Reclassification adjustment for net losses in net income
Securities available-for-sale	—	—	—	—	—	—
Cash flow hedge derivatives	—	—	—	—	—	—
Total	—	—	—	—	—	—

Total other comprehensive income/(loss)
Securities available-for-sale	$(4,588)	$(1,356)	$(3,232)	$(3,543)	$(1,047)	$(2,496)
Cash flow hedge derivatives	698	206	492	755	223	532
Total	$(3,890)	$(1,150)	$(2,740)	$(2,788)	$(824)	$(1,964)

Ending balance, gain/(loss), net of tax
Securities available-for-sale			$4,328			$13,782
Cash flow hedge derivatives			(4,696)			(7,393)
Total			$(368)			$6,389

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, gain/(loss), net of tax
Securities available-for-sale			$12,200			$5,714
Cash flow hedge derivatives			(6,890)			(3,412)
Total			$5,310			$2,302

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$(10,322)	$(3,051)	$(7,271)	$12,607	$3,727	$8,880
Cash flow hedge derivatives	3,115	921	2,194	(5,652)	(1,671)	(3,981)
Total	$(7,207)	$(2,130)	$(5,077)	$6,955	$2,056	$4,899

Reclassification adjustment for net losses in net income
Securities available-for-sale	(853)	(252)	(601)	(1,153)	(341)	(812)
Cash flow hedge derivatives	—	—	—	—	—	—
Total	(853)	(252)	(601)	(1,153)	(341)	(812)

Total other comprehensive income/(loss)
Securities available-for-sale	$(11,175)	$(3,303)	$(7,872)	$11,454	$3,386	$8,068
Cash flow hedge derivatives	3,115	921	2,194	(5,652)	(1,671)	(3,981)
Total	$(8,060)	$(2,382)	$(5,678)	$5,802	$1,715	$4,087

Ending balance, gain/(loss), net of tax
Securities available-for-sale			$4,328			$13,782
Cash flow hedge derivatives			(4,696)			(7,393)
Total			$(368)			$6,389

19. Stock Repurchase Program

On April 1, 2021, the Board of Directors approved a new stock repurchase program to buy back up to $75.0 million of the Company’s common stock. The $75.0 million share repurchase program was completed and terminated on August 5, 2021 with the repurchase of 1,832,481 shares for a total of $74.9 million, at an average cost of $40.93 per share in the nine months ended September 30, 2021.

On September 2, 2021, the Board of Directors approved a new stock repurchase program to buy back up to $125.0 million of the Company’s common stock. During the quarter ended September 30, 2021, the Company repurchased 942,613 shares of common stock for a total of $37.1 million, at an average cost of $39.40 per share.

20. Subsequent Events

The Company has evaluated the effect of events that have occurred subsequent to September 30, 2021, through the date of issuance of the Condensed Consolidated Financial Statements, and, based on such evaluation, the Company believes that there have been no material events during such period that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on, among other things, the carrying value of net loans. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described in “Allowance for Credit Losses” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2020 Form 10-K. For more information, please also see Note 2 to the Company’s unaudited Consolidated Financial Statements.

Recent Developments: Impact of and Response to COVID-19 Pandemic

The ongoing COVID-19 pandemic has significantly heightened the level of challenges, risks and uncertainties facing our Company and its operations.

Additional potential impacts arising from, and our anticipated responses to, the COVID-19 pandemic are set forth below. See also the COVID-related risk factors as previously disclosed in Part I, Item 1A, of the 2020 Form 10-K.

The below table details our exposure to borrowers in industries generally considered to be the most impacted by the COVID-19 pandemic:

September 30, 2021
Industry (1)	Loan Balance	Percent of Total Loan Portfolio

Restaurants	$153.8	0.1%
Hotels/motels	299.7	1.1
Retail businesses/properties	1,738.7	2.4
	$2,192.2	3.6%

(1)

Balances capture credit exposures in the business segments that manage the significant majority of industry relationships. Balances consist of commercial real estate secured loans where the collateral consist of restaurants, hotels/motels or have a retail dependency.

While we have not experienced disproportionate impacts among our business segments as of September 30, 2021, borrowers in the industries detailed in the table above (and potentially other industries) could have greater sensitivity to the economic downturn resulting from the COVID-19 pandemic with potentially longer recovery periods than other business lines.

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

As of September 30, 2021, there were seven COVID-19 residential mortgage loan modifications outstanding, or $5.1 million, with a weighted average loan to value ratio of 58.6% that represented 0.1% of the total residential mortgage loan portfolio and three, or $2.8 million, in commercial loan balances that represented 0.1% of total commercial loans.

As of September 30, 2021, there were six CRE loan modifications outstanding of $44.8 million, with a weighted average loan to value ratio of 40.1% that represent 0.6% of the total CRE loan portfolio. All of these $44.8 million of real estate loan modifications are paying interests.

The CARES Act, as extended by the CAA, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and is intended to provide interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. This includes the following (i) the loan modification is made between March 1, 2020, and the earlier of January 1, 2022, or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Company is applying this guidance to qualifying loan modifications and anticipates that it will continue to experience an increase in short-term modifications.

Paycheck Protection Program ("PPP")

As part of the CARES Act, the SBA has been authorized to guarantee loans under the PPP through September 30, 2021 for small businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. One of the notable features of the PPP is that borrowers are eligible for loan forgiveness if borrowers, among other conditions, maintain their staff and payroll and if loan amounts are used to cover payroll, mortgage interest, rents and utilities payments. These loans have a two-to-five-year term and earn interest at a rate of 1%. We began accepting applications on April 3, 2020. As of September 30, 2021, our outstanding PPP loans had a current balance of $169.4 million and $264.4 million of PPP loans had been forgiven by the U.S. Treasury. PPP loans are guaranteed by the SBA and therefore we believe PPP loans generally do not represent a material credit risk.

Highlights

●	Total loans, excluding PPP loans, increased by 9.1% annualized.
●	The net interest margin increased to 3.22% in the third quarter of 2021 from 3.02% in third quarter of 2020.
●	Quarterly earnings per share increased 31.0% compared to the same quarter in 2020.
●	Total deposits, excluding time deposits, increased for the quarter by $686.3 million, or 25.9% annualized.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended September 30, 2021, was $72.4 million, an increase of $15.6 million, or 27.5%, compared to net income of $56.8 million for the same quarter a year ago. Diluted earnings per share for the quarter ended September 30, 2021, was $0.93 per share compared to $0.71 per share for the same quarter a year ago.

Return on average stockholders’ equity was 11.61% and return on average assets was 1.45% for the quarter ended September 30, 2021, compared to a return on average stockholders’ equity of 9.53% and a return on average assets of 1.18% for the same quarter a year ago.

Financial Performance

	Three months ended
	September 30, 2021	September 30, 2020
Net income (in millions)	$72.4	$56.8
Basic earnings per common share	$0.93	$0.71
Diluted earnings per common share	$0.93	$0.71
Return on average assets	1.45%	1.18%
Return on average total stockholders' equity	11.61%	9.53%
Efficiency ratio	43.85%	51.53%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $15.0 million, or 10.9%, to $152.5 million during the third quarter of 2021, compared to $137.5 million during the same quarter a year ago. The increase was due primarily to a decrease in interest expense from deposits.

The net interest margin was 3.22% for the third quarter of 2021 compared to 3.02% for the third quarter of 2020 and 3.24% for the second quarter of 2021.

For the third quarter of 2021, the yield on average interest-earning assets was 3.56%, the cost of funds on average interest-bearing liabilities was 0.48%, and the cost of interest-bearing deposits was 0.44%. In comparison, for the third quarter of 2020, the yield on average interest-earning assets was 3.78%, the cost of funds on average interest-bearing liabilities was 1.04%, and the cost of interest-bearing deposits was 0.99%. The decrease in the yield on average interest-earning assets resulted mainly from lower lending rates. The decrease in average interest-bearing liabilities was a result of the renewal of maturing higher rate certificates of deposit at lower rates and the continuing run off of brokered CD’s during the quarter. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 3.08% for the quarter ended September 30, 2021, compared to 2.74% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended September 30, 2021, and 2020. Average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended September 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(In thousands)
Interest-earning assets:
Total loans (1)	$15,798,496	$163,948	4.12%	$15,592,536	$167,556	4.28%
Investment securities	1,058,004	3,707	1.39	1,145,092	4,115	1.43
Federal Home Loan Bank stock	17,250	258	5.93	17,250	216	4.99
Interest-bearing deposits	1,893,785	714	0.15	1,385,535	347	0.10
Total interest-earning assets	18,767,535	168,627	3.56	18,140,413	172,234	3.78
Non-interest earning assets:
Cash and due from banks	155,604			136,671
Other non-earning assets	1,027,921			1,064,371
Total non-interest earning assets	1,183,525			1,201,042
Less: Allowance for loan losses	(131,316)			(172,225)
Deferred loan fees	(7,302)			(5,010)
Total assets	$19,812,442			$19,164,220

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,109,632	$524	0.10%	$1,695,882	$724	1.74%
Money market accounts	4,228,025	4,554	0.43	3,119,091	4,833	0.62
Savings accounts	914,540	164	0.07	766,521	204	0.11
Time deposits	5,882,576	9,299	0.63	7,281,403	26,247	1.43
Total interest-bearing deposits	13,134,773	14,541	0.44	12,862,897	32,008	0.99

Other borrowings	43,246	146	1.34	263,306	1,266	1.91
Long-term debt	119,136	1,455	4.84	119,136	1,456	4.86
Total interest-bearing liabilities	13,297,155	16,142	0.48	13,245,339	34,730	1.04

Non-interest bearing liabilities:
Demand deposits	3,830,485			3,301,253
Other liabilities	211,636			246,811
Total equity	2,473,166			2,370,817
Total liabilities and equity	$19,812,442			$19,164,220

Net interest spread			3.08%			2.74%
Net interest income		$152,485			$137,504
Net interest margin			3.22%			3.02%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the three months ended September 30, 2021 and 2020:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three months ended September 30,
	2021-2020
	Increase/(Decrease) in
	Net Interest Income Due to:
	Changes in Volume	Changes in Rate	Total Change
		(In thousands)
Interest-earning assets:
Loans	$2,292	$(5,900)	$(3,608)
Investment securities	(299)	(109)	(408)
Federal Home Loan Bank stock	—	42	42
Deposits with other banks	155	213	368
Total changes in interest income	2,148	(5,754)	(3,606)

Interest-bearing liabilities:
Interest-bearing demand accounts	149	(349)	(200)
Money market accounts	1,433	(1,712)	(279)
Savings accounts	34	(74)	(40)
Time deposits	(4,314)	(12,634)	(16,948)
Other borrowed funds	(824)	(296)	(1,120)
Long-term debt	—	1	1
Total changes in interest expense	(3,522)	(15,064)	(18,586)
Changes in net interest income	$5,670	$9,310	$14,980

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

(Reversal)/provision for credit losses

As permitted under the CARES Act and as extended by the CAA, the Company adopted the CECL methodology for estimated credit losses effective as of January 1, 2021. The Company recorded a provision for credit losses of $3.1 million in the third quarter of 2021 compared to a reversal for credit losses of $9.0 million in the second quarter of 2021 and a $12.5 million provision for loan losses in the third quarter of 2020. The third quarter provision for credit losses were primarily driven by the net charge-offs during the period and growth of loans. As of September 30, 2021, the allowance for loan losses increased by $689 thousand to $131.9 million, or 0.83% of gross loans, compared to $131.3 million, or 0.84% of gross loans, as of June 30, 2021. The change in the allowance for loan losses included a $3 million provision for loan losses for the third quarter of 2021, and $2.3 million in net charge-offs. In the third quarter of 2020, a provision for loan losses of $12.5 million was recorded under the incurred loss method, which includes management’s projection of the potential impacts from the COVID-19 pandemic at that time. The Company will continue to monitor the continuing impact of the COVID-19 pandemic on credit risks and losses, as well as on customer deposits and other liabilities and assets.

The following table sets forth the charge-offs and recoveries for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Charge-offs:
Commercial loans	$2,649	$6,956	$19,499	$13,383
Real estate loans (1)	3	—	3	—
Total charge-offs	2,652	6,956	19,502	13,383
Recoveries:
Commercial loans	121	3,796	1,545	6,354
Construction loans	76	—	76	—
Real estate loans (1)	144	110	558	435
Total recoveries	341	3,906	2,179	6,789
Net charge-offs	$2,311	$3,050	$17,323	$6,594

(1) Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), wire transfer fees, and other sources of fee income, was $12.2 million for the third quarter of 2021, an increase of $2.2 million, or 22.0%, compared to $10.0 million for the third quarter of 2020. The increase was primarily due to a $1.6 million decrease in net loss from equity securities, a $1.0 million increase in wealth management fees and commissions offset, in part by, a $1.4 million decrease in gain on low-income housing investments, when compared to the same quarter a year ago.

Non-Interest Expense

Non-interest expense decreased $3.8 million, or 5.0%, to $72.2 million in the third quarter of 2021 compared to $76.0 million in the same quarter a year ago. The decrease in non-interest expense in the third quarter of 2021 was primarily due to $3.8 million in higher amortization expense of investments in low-income housing and alternative energy partnerships in the third quarter of 2020 compared to the third quarter of 2021. The efficiency ratio was 43.85% in the third quarter of 2021 compared to 51.53% for the same quarter a year ago.

Income Taxes

The effective tax rate for the third quarter of 2021 was 19.05% compared to 3.7% for the third quarter of 2020. In the second quarter of 2020, the Company made a new alternative energy investment which resulted in a lower full year effective tax rate for 2020 resulting from tax credits generated from the new alternative energy investment. The effective tax rate includes the impact of alternative energy investments and low-income housing tax credits.

Year-to-Date Statement of Operations Review

Net income for the nine months ended September 30, 2021, was $223.0 million, an increase of $65.0 million, or 41.1%, compared to net income of $158.0 million for the same period a year ago. Diluted earnings per share was $2.82 compared to $1.98 per share for the same period a year ago. The net interest margin for the nine months ended September 30, 2021, was 3.22% compared to 3.12% for the same period a year ago.

Return on average stockholders’ equity was 12.11% and return on average assets was 1.54% for the nine months ended September 30, 2021, compared to a return on average stockholders’ equity of 8.99% and a return on average assets of 1.13% for the same period a year ago. The efficiency ratio for the nine months ended September 30, 2021, was 44.71% compared to 46.98% for the same period a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the nine months ended September 30, 2021, and 2020. Average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Nine months ended September 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(In thousands)
Interest-earning assets:
Total loans (1)	$15,725,324	$485,159	4.12%	$15,477,883	$513,575	4.43%
Investment securities	1,010,328	9,963	1.32	1,263,937	17,130	1.81
Federal Home Loan Bank stock	17,250	730	5.66	17,317	735	5.67
Interest-bearing deposits	1,605,851	1,467	0.12	894,302	1,538	0.23
Total interest-earning assets	18,358,753	497,319	3.62	17,653,439	532,978	4.03
Non-interest earning assets:
Cash and due from banks	153,790			149,777
Other non-earning assets	1,034,752			1,048,008
Total non-interest earning assets	1,188,542			1,197,785
Less: Allowance for loan losses	(146,640)			(148,437)
Deferred loan fees	(6,224)			(1,787)
Total assets	$19,394,431			$18,701,000

Interest-bearing liabilities:
Interest-bearing demand accounts	$1,989,833	$1,819	0.12%	$1,557,371	$2,176	0.19%
Money market accounts	3,913,073	13,893	0.47	2,772,463	16,712	0.81
Savings accounts	885,863	590	0.09	746,870	783	0.14
Time deposits	6,105,604	33,362	0.73	7,463,821	92,213	1.65
Total interest-bearing deposits	12,894,373	49,664	0.51	12,540,525	111,884	1.19

Other borrowings	86,410	1,037	1.60	355,758	4,468	1.68
Long-term debt	119,136	4,318	4.85	119,136	4,336	4.86
Total interest-bearing liabilities	13,099,919	55,019	0.56	13,015,419	120,688	1.24

Non-interest bearing liabilities:
Demand deposits	3,613,026			3,089,578
Other liabilities	219,591			249,954
Total equity	2,461,895			2,346,049
Total liabilities and equity	$19,394,431			$18,701,000

Net interest spread			3.06%			2.79%
Net interest income		$442,300			$412,290
Net interest margin			3.22%			3.12%

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

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Nine months ended September 30,
	2021-2020
	Increase/(Decrease) in
	Net Interest Income Due to:
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$8,044	$(36,458)	$(28,414)
Investment securities	(3,044)	(4,123)	(7,167)
Federal Home Loan Bank stock	(3)	(2)	(5)
Deposits with other banks	864	(935)	(71)
Total changes in interest income	5,861	(41,518)	(35,657)

Interest-bearing liabilities:
Interest-bearing demand accounts	512	(869)	(357)
Money market accounts	5,469	(8,288)	(2,819)
Savings accounts	128	(321)	(193)
Time deposits	(14,486)	(44,365)	(58,851)
Other borrowed funds	(3,243)	(188)	(3,431)
Long-term debt	—	(18)	(18)
Total changes in interest expense	(11,620)	(54,049)	(65,669)
Changes in net interest income	$17,481	$12,531	$30,012

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, equity securities gains (losses), wire transfer fees, and other sources of fee income, was $34.8 million for the nine months ended September 30, 2021, an increase of $3.4 million, or 10.8%, compared to $31.4 million for the nine months ended September 30, 2020. The increase was primarily due to a $3.1 million increase in wealth management fees and commissions, a $1.9 million increase in derivative fees, offset, in part, by a $2.0 million increase in net losses from equity securities when compared to the same period a year ago.

Non-Interest Expense

Non-interest expense increased $4.9 million, or 2.4%, to $213.3 million for the nine months ended September 30, 2021, compared to $208.4 million for the same period a year ago. The increase was primarily due to a $6.4 million increase in salaries and employee benefits, a $3.4 million decrease in other real estate owned income, a $1.9 million increase in computer and equipment expense and a $1.4 million increase in marketing expense, offset, in part, by a decrease of $8.3 million in amortization expense of investments in low-income housing and alternative energy partnerships, when compared to the same period a year ago.

Income Taxes

The effective tax rate for the nine months ended September 30, 2021 was 21.3% compared to 8.6% for the nine months ended September 30, 2020. The effective tax rate was lower in 2020 due to the impact of higher tax credits from alternative energy investment tax credits.

Balance Sheet Review

Assets

Total assets were $19.9 billion as of September 30, 2021, an increase of $817.3 million, or 4.3%, from $19.0 billion as of December 31, 2020, primarily due to an increase in short-term investments and commercial mortgage loans.

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

For available-for-sale ("AFS") debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value with the credit component of the unrealized loss of the impaired AFS debt security recognized as an allowance for credit losses, and a corresponding provision for credit losses on the consolidated statement of income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, the payment structure of the security, failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. Any fair value changes that have not been recorded through an allowance for credit losses is recognized in other comprehensive income. In the current period, management evaluated the securities in an unrealized loss position and determined that their unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined the unrealized losses were not credit-related and recognized the unrealized losses in "other comprehensive income" in stockholders' equity. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any impaired securities before recovery of their amortized cost.

Securities available-for-sale represented 5.4% of total assets as of September 30, 2021, compared to 5.4% of total assets as of December 31, 2020. Securities available-for-sale were $1.1 billion as of September 30, 2021, compared to $1.0 billion as of December 31, 2020.

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of September 30, 2021, and December 31, 2020:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$40,206	$5	$—	$40,211
U.S. government agency entities	89,823	1,255	135	90,943
Mortgage-backed securities	798,905	12,490	6,328	805,067
Collateralized mortgage obligations	9,792	—	231	9,561
Corporate debt securities	134,348	514	1,428	133,434
Total	$1,073,074	$14,264	$8,122	$1,079,216

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$80,948	$6	$6	$80,948
U.S. government agency entities	99,944	441	546	99,839
Mortgage-backed securities	709,709	17,965	606	727,068
Collateralized mortgage obligations	10,358	—	34	10,324
Corporate debt securities	118,271	367	267	118,371
Total	$1,019,230	$18,779	$1,459	$1,036,550

For additional information, see Note 7 to the Company’s unaudited Consolidated Financial Statements.

Securities available-for-sale having a carrying value of $30.1 million as of September 30, 2021, and $22.7 million as of December 31, 2020, were pledged to secure public deposits, other borrowings and treasury tax and loan.

Equity Securities

The Company recognized a net gain of $3 thousand for the three months ended September 30, 2021, due to the increase in fair value of equity investments with readily determinable fair values compared to a net loss of $1.6 million for the three months ended September 30, 2020. The Company recognized a net loss of $3.7 million for the nine months ended September 30, 2021, due to the decrease in fair value of equity investments with readily determinable fair values compared to a net loss of $1.9 million for the six months ended September 30, 2020. Equity securities were $20.1 million and $23.7 million as of September 30, 2021, and December 31, 2020, respectively.

Losses are charged against the allowance when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Changes in the allowance for credit losses are recorded as provision for credit loss expense.

The amortized cost of the Company’s AFS debt securities excludes accrued interest, which is included in “accrued interest income” on the Consolidated Balance Sheets. The Company has made an accounting policy election not to measure an allowance for credit losses for accrued interest receivables on AFS debt securities since the Company timely reverses any previously accrued interest when the debt security remains in default for an extended period. As each AFS debt security has a unique security structure, where the accrual status is clearly determined when certain criteria listed in the terms are met, the Company assesses the default status of each security as defined by the debt security’s specific security structure. At September 30, 2021, no AFS debt securities were in default.

Loans

Gross loans were $16.0 billion at September 30, 2021, an increase of $332.4 million, or 2.1%, from $15.6 billion at December 31, 2020. The increase was primarily due to increases of $280.5 million, or 3.71%, in commercial mortgage loans, and a $106.4 million increase, or 4.1%, in commercial loans. The loan balances and composition at September 30, 2021, compared to December 31, 2020 are set forth below:

	September 30, 2021	% of Gross Loans	December 31, 2020	% of Gross Loans	% Change
	(in thousands)

Commercial loans	$2,871,693	18.0%	$2,836,833	18.1%	1.2%
Residential mortgage loans	4,144,789	25.9	4,145,389	26.5	(0.0)
Commercial mortgage loans	7,835,528	49.1	7,555,027	48.3	3.7
Real estate construction loans	688,195	4.3	679,492	4.4	1.3
Equity lines	433,206	2.7	424,555	2.7	2.0
Installment and other loans	3,370	0.0	3,100	0.0	8.7
Gross loans	$15,976,781	100%	$15,644,396	100%	2.1%
Allowance for loan losses	(131,945)		(166,538)		(20.8)
Unamortized deferred loan fees	(3,835)		(2,494)		53.8
Total loans, net	$15,841,001		$15,475,364		2.4%

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

The ratio of non-performing assets to total assets was 0.4% at September 30, 2021, compared to 0.4% at December 31, 2020. Total non-performing assets increased $0.7 million, or 0.9%, to $78.3 million at September 30, 2021, compared to $77.6 million at December 31, 2020, primarily due to an increase of $1.0 million, or 1.5%, in non-accruing loans.

As a percentage of gross loans plus OREO, our non-performing assets were 0.49% as of September 30, 2021, compared to 0.50% as of December 31, 2020. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, decreased to 191.8% as of September 30, 2021, from 237.3% as of December 31, 2020.

The following table sets forth the changes in non-performing assets and TDRs as of September 30, 2021, compared to December 31, 2020, and to September 30, 2020:

	September 30, 2021	December 31, 2020	% Change	September 30, 2020	% Change
	(in thousands)
Non-performing assets
Accruing loans past due 90 days or more	$4,333	$4,982	(13)	$2,868	51
Non-accrual loans:
Construction loans	5,491	4,286	28	4,335	27
Commercial mortgage loans	36,968	33,715	10	33,782	9
Commercial loans	17,098	23,087	(26)	29,757	(43)
Residential mortgage loans	9,125	6,596	38	9,317	(2)
Total non-accrual loans	$68,682	$67,684	1	$77,191	(11)
Total non-performing loans	73,015	72,666	0	80,059	(9)
Other real estate owned	5,251	4,918	7	4,918	7
Total non-performing assets	$78,266	$77,584	1	$84,977	(8)
Accruing troubled debt restructurings	$24,406	$27,721	(12)	$28,587	(15)

Allowance for loan losses	$131,945	$166,538	(21)	$179,130	(26)

Total gross loans outstanding, at period-end	$15,976,781	$15,644,396	2	$15,565,779	3

Allowance for loan losses to non-performing loans, at period-end	180.71%	229.18%		223.75%
Allowance for loan losses to gross loans, at period-end	0.83%	1.06%		1.15%

Non-accrual Loans

At September 30, 2021, total non-accrual loans were $68.7 million, an increase of $1.0 million, or 1.5%, from $67.7 million at December 31, 2020, and a decrease of $8.5 million, or 11.0%, from $77.2 million at September 30, 2020. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following tables set forth the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	September 30, 2021		December 31, 2020
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$12,148	$7,707	$7,126	$9,031
Commercial real estate	39,436	338	37,471	338
Land	—	2,734	—	2,634
Personal property (UCC)	—	6,318	—	11,084
Total	$51,584	$17,097	$44,597	$23,087

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	September 30, 2021		December 31, 2020
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$15,523	$—	$12,875	$33
Wholesale/Retail	26,958	13,006	25,291	11,290
Import/Export	—	3,190	—	6,191
Other	9,103	901	6,431	5,573
Total	$51,584	$17,097	$44,597	$23,087

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

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

As of September 30, 2021, recorded investment in non-accrual loans was $68.7 million. As of December 31, 2020, recorded investment in impaired loans totaled $95.4 million and was comprised of non-accrual loans of $67.7 million and accruing TDRs of $27.7 million. For non-accrual loans, the amounts previously charged off represent 10.6% of the contractual balances for non-accrual loans as of September 30, 2021. For impaired loans, the amounts previously charged off represent 7.1% as of December 31, 2020, of the contractual balances for impaired loans. As of September 30, 2021, $51.6 million, or 75.1%, of the $68.7 million of non-accrual loans were secured by real estate compared to $44.6 million, or 65.9%, of the $67.7 million of non-accrual loans that were secured by real estate as of December 31, 2020. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

As of September 30, 2021, $6.5 million of the $131.9 million allowance for loan losses was allocated for non-accrual loans and $125.4 million was allocated to the general allowance. As of December 31, 2020, $6.4 million of the $166.5 million allowance for loan losses was allocated for impaired loans and $160.1 million was allocated to the general allowance.

The allowance for loan losses to non-performing loans was 180.7% as of September 30, 2021, compared to 229.2% as of December 31, 2020, primarily due to an increase in the non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents non-accrual loans and the related allowance as of September 30, 2021:

	September 30, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$13,897	$10,442	$—
Real estate construction loans	7,201	5,491	—
Commercial mortgage loans	19,356	18,407	—
Residential mortgage loans and equity lines	6,989	6,813	—
Subtotal	$47,443	$41,153	$—

With allocated allowance
Commercial loans	$16,739	$6,656	$1,301
Commercial mortgage loans	18,664	18,561	5,229
Residential mortgage loans and equity lines	2,892	2,312	—
Subtotal	$38,295	$27,529	$6,530
Total non-accrual loans	$85,738	$68,682	$6,530

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

As of September 30, 2021, construction loans of $583.4 million were disbursed with pre-established interest reserves of $48.0 million, compared to $643.5 million with pre-established interest reserves of $71.0 million at December 31, 2020.  The balance for construction loans with interest reserves that have been extended was $50.2 million with pre-established interest reserves of $1.9 million at September 30, 2021, compared to $127.0 million with pre-established interest reserves of $4.4 million at December 31, 2020.  Land loans of $38.5 million were disbursed with pre-established interest reserves of $1.4 million at September 30, 2021, compared to $24.7 million of land loans disbursed with pre-established interest reserves of $486 thousand at December 31, 2020.  The balance for land loans with interest reserves that have been extended was $942 thousand at September 30, 2021 with pre-established interest reserves of $58 thousand, compared to $942 thousand in land loans with pre-established interest reserves of $58 thousand at December 31, 2020.

At September 30, 2021 and December 31, 2020, the Bank had no loans on non-accrual status with available interest reserves.  At September 30, 2021 and December 31, 2020, there was $4.1 million and $4.3 million of non-accrual non-residential construction loans that were originated with pre-established interest reserves, respectively.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of the property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; and Las Vegas, Nevada. The Company also has loan customers in Hong Kong. The Company has no specific industry concentration, and generally its loans, when secured, are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of September 30, 2021, or as of December 31, 2020.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of CRE loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. Total loans for construction, land development, and other land represented 34% of the Bank’s total risk-based capital as of September 30, 2021, and 35% as of December 31, 2020. Total CRE loans represented 276% of total risk-based capital as of September 30, 2021, and 273% as of December 31, 2020 and were below the Bank’s internal limit for CRE loans of 400% of total capital at both dates.

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

In addition, the Company’s Board of Directors has established a written credit policy that includes a credit review and control system that the Board of Directors believes should be effective in ensuring that the Bank maintains an appropriate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is appropriate to absorb losses in the credit portfolio. The determination of the amount of the allowance for credit losses and the provision for credit losses are based on management’s current judgment about the credit quality of the loan portfolio and take into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Additions to the allowance for credit losses are made by charges to the provision for credit losses. While management utilizes its business judgment based on the information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors, many of which are beyond the Bank’s control, including but not limited to the performance of the Bank’s loan portfolio, the economy and market conditions, changes in interest rates, and the view of the regulatory authorities toward loan classifications. Identified credit exposures that are determined to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for credit losses. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for credit losses in future periods.

The allowance for loan losses was $131.9 million and the allowance for off-balance sheet unfunded credit commitments was $8.1 million at September 30, 2021, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded credit commitments. The allowance for loan losses represented 0.83% of period-end gross loans and 180.7% of non-performing loans at September 30, 2021. The comparable ratios were 1.06% of period-end gross loans and 229.18% of non-performing loans at December 31, 2020.

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

Our critical accounting policies and estimates are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2020 Form 10-K. For more information, please also see Note 2 to the Company’s unaudited Consolidated Financial Statements.

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

In calculating our allowance for credit losses in the third quarter of 2021, the change in Moody’s forecast of future GDP, unemployment rates, CRE and home price indexes, resulted in a small increase in the allowance for credit losses.  Our methodology and framework along with the 8-quarter reasonable and supportable forecast period and the 4-quarter reversion period have remained consistent since the implementation of CECL on January 1, 2021. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.

The use of different economic forecasts, whether based on different scenarios, the use of multiple or single scenarios, or updated economic forecasts and scenarios, can change the outcome of the calculations. In addition to the economic forecasts, there are numerous components and assumptions that are integral to the overall estimation of allowance for credit losses.

The determination of the allowance for credit losses is complex and dependent on numerous models, assumptions, and judgments made by management. Management's current expectation for credit losses as quantified in the allowance for credit losses, considers the impact of assumptions and is reflective of historical credit experience, economic forecasts viewed to be reasonable and supportable, current loan composition, and relative credit risks known as of the balance sheet date.

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

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Allowance for loan losses
Balance at beginning of period	$131,256	$169,680	$166,538	$123,224
Impact of ASU 2016-13 adoption	—	—	(1,560)	—
Adjusted beginning balance	131,256	169,680	164,978	123,224
(Reversal)/provision for credit losses	3,000	12,500	(15,710)	62,500
Charge-offs:
Commercial loans	(2,649)	(6,956)	(19,499)	(13,383)
Real estate loans	(3)	—	(3)	—
Total charge-offs	(2,652)	(6,956)	(19,502)	(13,383)
Recoveries:
Commercial loans	121	3,796	1,545	6,354
Construction loans	76	—	76	—
Real estate loans	144	110	558	435
Total recoveries	341	3,906	2,179	6,789
Balance at end of period	$131,945	$179,130	$131,945	$179,130

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$8,050	$4,663	$5,880	$3,855
Impact of ASU 2016-13 adoption	—	—	6,018	—
Adjusted beginning balance	8,050	4,663	11,898	3,855
(Reversal)/provision for credit losses	50	1,000	(3,798)	1,808
Balance at end of period	$8,100	$5,663	$8,100	$5,663

Average loans outstanding during the period	$15,798,261	$15,592,536	$15,725,324	$15,477,883
Total gross loans outstanding, at period-end	$15,976,781	$15,565,779	$15,976,781	$15,565,779
Total non-performing loans, at period-end	$73,015	$80,059	$73,015	$80,059
Ratio of net recoveries/(charge-offs) to average loans outstanding during the period	0.06%	(0.08%)	0.15%	(0.06%)
Provision for credit losses to average loans outstanding during the period	0.08%	0.34%	(0.17%)	0.55%
Allowance for credit losses to non-performing loans, at period-end	191.80%	230.82%	191.80%	230.82%
Allowance for credit losses to gross loans, at period-end	0.88%	1.19%	0.88%	1.19%

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

•

General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and common risk characteristics. The non-impaired loans are grouped into 19 segments: two commercial segments, ten CRE segments, one residential construction segment, one non-residential construction segment, one SBA segment, one installment loans segment, one residential mortgage segment, one equity lines of credit segment, and one overdrafts segment. The allowance is provided for each segmented group based on the group’s historical loan loss experience aggregated based on loan risk classifications which take into account, among other things, the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral if collateral dependent, charge-off history, management’s knowledge of the portfolio, general economic conditions, environmental factors, trends in delinquency and non-accrual, and other significant factors, such as the national and local economy, volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and concentration of credit. In addition, management reviews reports on past-due loans to check for appropriate classification.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	September 30, 2021		December 31, 2020
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	(In thousands)
Type of Loan:
Commercial loans	$38,213	18.5%	$68,742	18.8%
Real estate construction loans	6,344	4.3	30,854	4.0
Commercial mortgage loans	60,956	48.4	49,205	47.8
Residential mortgage loans and equity lines	26,431	28.8	17,737	29.4
Installment and other loans	1	0.0	—	—
Total loans	$131,945	100%	$166,538	100%

The allowance allocated to commercial loans decreased $30.5 million, or 44.4%, to $38.2 million at September 30, 2021, from $68.7 million at December 31, 2020. The decrease is due primarily to a decrease in the allowance of $31.5 million from the adoption of ASU 2016-13 and net charge-offs of $18.0 million offset by a provision for loan losses of $18.9 million.

The allowance allocated to real estate construction loans decreased $24.5 million, or 79.3%, to $6.3 million at September 30, 2021, from $30.9 million at December 31, 2020. The decrease is due primarily to a decrease in the allowance of $24.3 million from the adoption of ASU 2016-13. The $24.3 million decrease in allowance was primarily due to a change in methodology from the incurred loss model in 2020 to CECL based modeling in 2021. Under the CECL based modeling, the allowance is determined using actual loss experience, average life of loans, loan-to-collateral value among other factors, as compared to only historical loss experience used in incurred loss model.

The allowance allocated to commercial mortgage loans increased $11.8 million, or 24.0%, to $61.0 million at September 30, 2021, from $49.2 million at December 31, 2020. The increase is due primarily to an increase in the allowance of $35.0 million from the adoption of ASU 2016-13 offset by a reversal for loan losses of $23.4 million related to the improvements in projected future macro-economic conditions in the nine months ended September 30, 2021.

The allowance allocated for residential mortgage loans and equity lines increased by $8.7 million, or 49.0%, to $26.4 million as of September 30, 2021, from $17.7 million at December 31, 2020. The increase is due primarily to an increase in the allowance of $19.2 million from the adoption of ASU 2016-13 offset by a reversal for loan losses of $10.9 million related to improvements in projected future macro-economic conditions in the nine months ended September 30, 2021.

Deposits

Total deposits were $17.0 billion at September 30, 2021, an increase of $897.5 million, or 5.6%, from $16.1 billion at December 31, 2020. The following table sets forth the deposit mix as of the dates indicated:

	September 30, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage
	(In thousands)
Deposits
Non-interest-bearing demand deposits	$4,024,504	23.7%	$3,365,086	20.9%
Interest bearing demand deposits	2,202,956	13.0	1,926,135	12.0
Money market deposits	4,132,912	24.3	3,359,191	20.8
Savings deposits	920,138	5.4	785,672	4.9
Time deposits	5,726,360	33.6	6,673,317	41.4
Total deposits	$17,006,870	100.0%	$16,109,401	100.0%

The following table sets forth the maturity distribution of time deposits at September 30, 2021:

	At September 30, 2021
	Time Deposits - under $100,000	Time Deposits - $100,000 and over	Total Time Deposits
	(In thousands)
Less than three months	$187,913	$1,331,317	$1,519,230
Three to six months	398,779	1,641,597	2,040,376
Six to twelve months	184,602	1,771,945	1,956,547
Over one year	68,130	142,077	210,207
Total	$839,424	$4,886,936	$5,726,360

Percent of total deposits	4.9%	28.7%	33.7%

Borrowings

Borrowings include federal funds purchased, funds obtained as advances from the FHLB of San Francisco, and borrowings from other financial institutions.

Borrowings from the FHLB – There were no over-night borrowings from the FHLB as of September 30, 2021, and December 31, 2020. Advances from the FHLB were $20.0 million at an average rate of 2.89% as of September 30, 2021, compared to $150.0 million at an average rate of 2.15% as of December 31, 2020. As of September 30, 2021, FHLB advances of $20.0 million will mature in May 2023.

Junior Subordinated Notes – At September 30, 2021, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 2.36%, compared to $119.1 million with a weighted average rate of 2.40% at December 31, 2020. The Junior Subordinated Notes have a stated maturity term of 30 years. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

For additional information, see Note 11 to the Company’s unaudited Consolidated Financial Statements.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of September 30, 2021. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$5,516,154	$203,360	$6,833	$13	$5,726,360
Advances from the Federal Home Loan Bank	—	20,000	—	—	20,000
Other borrowings	—	—	—	23,197	23,197
Long-term debt	—	—	—	119,136	119,136
Operating leases	9,577	14,696	6,452	3,338	34,063
Total contractual obligations and other commitments	$5,525,731	$238,056	$13,285	$145,684	$5,922,756

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our Consolidated Balance Sheets. We typically enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets.

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

Capital Resources

Total equity was $2.46 billion as of September 30, 2021, an increase of $45.1 million, from $2.42 billion as of December 31, 2020, primarily due to net income of $223.0 million, stock-based compensation of $4.1 million, and proceeds from dividend reinvestment of $2.6 million, offset, in part, by purchases of treasury stock of $100.7 million, common stock cash dividends of $73.3 million and a decrease in other comprehensive income of $5.7 million.

The following table summarizes changes in total equity for the nine months ended September 30, 2021:

Nine months ended
September 30, 2021
(In thousands)
Net income	$222,980
Cumulative effect of change in accounting principle related to ASC 326, net of tax	(3,139)
Proceeds from shares issued through the Dividend Reinvestment Plan	2,619
RSUs distributed	1
Shares withheld related to net share settlement of RSUs	(2,632)
Stock issued to directors	850
Purchase of treasury stock	(100,668)
Share-based compensation	4,149
Cash dividends paid to common stockholders	(73,335)
Other comprehensive income	(5,678)
Net increase in total equity	$45,147

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The following tables set forth actual and required capital ratios as of September 30, 2021 and December 31, 2020 for Bancorp and the Bank under the Basel III Capital Rules. The Basel III Capital Rules became fully phased-in on January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2020 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(In thousands)
September 30, 2021

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,070,291	13.29	$1,090,278	7.00	$1,012,401	6.50
Cathay Bank	2,137,383	13.73	1,089,593	7.00	1,011,765	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,070,291	13.29	1,323,909	8.50	1,246,032	8.00
Cathay Bank	2,137,383	13.73	1,323,078	8.50	1,245,250	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,325,836	14.93	1,635,417	10.50	1,557,540	10.00
Cathay Bank	2,277,428	14.63	1,634,390	10.50	1,556,562	10.00

Leverage Ratio
Cathay General Bancorp	2,070,291	10.67	776,410	4.00	970,513	5.00
Cathay Bank	2,137,383	11.02	775,500	4.00	969,375	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(In thousands)
December 31, 2020

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,016,448	13.53	$1,042,967	7.00	$968,470	6.50
Cathay Bank	2,059,056	13.83	1,041,911	7.00	967,489	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,016,448	13.53	1,266,460	8.50	1,191,963	8.00
Cathay Bank	2,059,056	13.83	1,265,178	8.50	1,190,755	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,304,366	15.47	1,564,451	10.50	1,489,953	10.00
Cathay Bank	2,231,474	14.99	1,562,866	10.50	1,488,444	10.00

Leverage Ratio
Cathay General Bancorp	2,016,448	10.94	737,382	4.00	921,727	5.00
Cathay Bank	2,059,056	11.19	736,317	4.00	920,396	5.00

As of September 30, 2021, capital levels at Bancorp and the Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of September 30, 2021 at Bancorp and the Bank exceed the minimum levels necessary to be considered “well capitalized.”

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

The Company declared a cash dividend of $0.31 per share on 77,860,539 shares outstanding on August 19, 2021 for distribution to holders of our common stock on September 9, 2021. The Company declared a cash dividend of $0.31 per share on 79,188,570 shares outstanding on May 28, 2021, for distribution to holders of our common stock on June 7, 2021. The Company declared a cash dividend of $0.31 per share on 79,514,076 shares outstanding on March 1, 2021, for distribution to holders of our common stock on March 11, 2021. The Company paid total cash dividends of $73.3 million in the first nine months of 2021.

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

The Company offers various interest rate derivative contracts to its customers. When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with third-party financial institutions including with CCP. Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements.

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. As of September 30, 2021, and 2020, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s cash flow derivative financial instruments as of September 30, 2021, and December 31, 2020, were as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Cash flow swap hedges:
Notional	$119,136	$119,136
Weighted average fixed rate-pay	2.61%	2.61%
Weighted average variable rate-receive	0.15%	0.44%

Unrealized loss, net of taxes (1)	$(4,696)	$(6,890)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Periodic net settlement of swaps (2)	$754	$702	$2,196	$1,471

(1) Included in other comprehensive income.
(2) the amount of periodic net settlement of interest rate swaps was included in interest expense.

As of September 30, 2021, the Bank’s outstanding interest rate swap contracts had a notional amount of $779.4 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to fixed-rate CRE loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying CRE loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of September 30, 2021, and 2020, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of September 30, 2021, and December 31, 2020, were as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Fair value swap hedges:
Notional	$779,392	$478,266
Weighted average fixed rate-pay	2.48%	4.56%
Weighted average variable rate spread	1.22%	2.46%
Weighted average variable rate-receive	1.31%	3.11%

Net unrealized loss (1)	$(8,255)	$(15,082)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Periodic net settlement of swaps (2)	$(2,363)	$(2,510)	$(7,137)	$(5,307)

(1) the amount is included in other non-interest income.
(2) the amount of periodic net settlement of interest rate swaps was included in interest income.

The Company has designated as a partial-term hedging election $404.7 million notional as last-of-layer hedge on pools of loans with a notational value of $816.7 million as of September 30, 2021. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month LIBOR interest rate swaps to convert the last-of-layer $404.7 million portion of $816.7 million fixed rate loan pools in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranches. As of September 30, 2021, the last-of-layer loan tranche had a fair value basis adjustment of $943 thousand. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by our Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivative clearing organization and daily margin is indirectly maintained with the derivative clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $24.3 million as of September 30, 2021 and $11.9 million as of December 31, 2020.

The Company from time to time enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of September 30, 2021, and December 31, 2020, were as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Derivative financial instruments not designated as hedging instruments:
Notional amounts:
Spot, forward, and swap contracts with positive fair value	$161,535	$151,244
Spot, forward, and swap contracts with negative fair value	$70,184	$132,813
Fair value:
Spot, forward, and swap contracts with positive fair value	$1,319	$4,658
Spot, forward, and swap contracts with negative fair value	$1,723	$(2,200)

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of September 30, 2021, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 18.1% compared to 14.7% as of December 31, 2020.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At September 30, 2021, the Bank had an approved credit line with the FHLB of San Francisco totaling $4.8 billion. Total advances from the FHLB of San Francisco were $20.0 million and standby letter of credits issued by the FHLB on the Company’s behalf were $675.4 million as of September 30, 2021. These borrowings bear fixed rates and are secured by the Bank’s loans. See Note 11 to the Consolidated Financial Statements. At September 30, 2021, the Bank pledged $820 thousand of its commercial loans and $1.9 million of securities to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $2.6 million from the Federal Reserve Bank Discount Window at September 30, 2021.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At September 30, 2021, investment securities totaled $1.1 billion, with $30.9 million pledged as collateral for borrowings and other commitments. The remaining $1.0 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 96% of our time deposits mature within one year or less as of September 30, 2021. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. As of September 30, 2021, management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs. Deposits and other sources of liquidity, however, may be adversely impacted by the COVID-19 pandemic.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $155 million and $96.0 million during the first nine months of 2021 and 2020, respectively.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of September 30, 2021:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	18.2	14.5
+100	8.6	7.0
-100	-0.8	-3.7
-200	-0.9	-1.7

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

There has not been any change in our internal control over financial reporting that occurred during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.       RISK FACTORS.

The Company is not aware of any material change to the risk factors as previously disclosed in Part I, Item 1A, of the Company’s 2020 Form 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Part I, Item 1A, of the Company’s 2020 Form 10-K, which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risk factors disclosed in the 2020 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties, including those not presently known to the Company or that the Company presently believes not to be material, could also materially and adversely affect the Company’s business, financial condition, and results of operations and stock price.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(July 1, 2021 - July 31, 2021)	90,000	$38.26	90,000	$8,028,035
(August 1, 2021 - August 31, 2021)	210,075	$38.21	210,075	$0
(September 1, 2021 - September 30, 2021)	642,538	$39.95	642,538	$99,331,597
Total	942,613	$39.40	942,613	$99,331,597

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

Date: November 8, 2021
/s/ Chang M. Liu
Chang M. Liu
President and Chief Executive Officer

Date: November 8, 2021
/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and Chief Financial Officer