Form 10-K
period 2021-12-31
CATHAY GENERAL BANCORP
filed 2022-03-01
CIK 861842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2021

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
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) was $2,932,760,332. This value is estimated solely for the purposes of this cover page. The market value of shares held by registrant’s directors, executive officers, and Employee Stock Ownership Plan have been excluded because they may be considered to be affiliates of the registrant.

As of February 15, 2022, the registrant had outstanding 75,286,834 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement relating to registrant’s 2022 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2021, are incorporated by reference in this Form 10-K in response to Part III, Items 10 through 14 of this Form 10-K.

Auditor Name: KPMG LLP	Auditor Location: Los Angeles, California	Auditor Firm ID: 185

CATHAY GENERAL BANCORP

2021 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1.         Business

Business of Bancorp

Overview

Cathay General Bancorp (the “Bancorp” on a parent-only basis, and the “Company,” “we,” “us” or “our” on a consolidated basis) is a corporation that was organized in 1990 under the laws of the State of Delaware. The Bancorp is the holding company of Cathay Bank, a California state-chartered commercial bank (“Cathay Bank” or the “Bank”), ten limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. The Bancorp also own 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities.

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

At December 31, 2021, we had $20.9 billion in total consolidated assets, $16.2 billion in net loans, $18.1 billion in deposits, and $2.4 billion in shareholders’ equity.

Subsidiaries of Bancorp

In addition to Cathay Bank, the Bancorp has the following subsidiaries:

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

Employees

Due to the limited nature of the Bancorp’s activities as a bank holding company, the Bancorp currently does not employ any persons other than the Bancorp’s management, which includes the Chief Executive Officer and President, Executive Chairman, the Chief Financial Officer, the Secretary and General Counsel, and the Assistant Secretary. See also “Business of the Bank — Employees” below under this Item 1. In the future, the Bancorp may become an operating company or may engage in such other activities or acquire such other businesses as may be permitted by applicable law.

Business of the Bank

General

Cathay Bank was incorporated under the laws of the State of California on August 22, 1961, is licensed by the DFPI, and commenced operations as a California state-chartered bank on April 19, 1962. Cathay Bank is an insured bank under the Federal Deposit Insurance Act by the FDIC, but it is not a member of the Federal Reserve.

The Bank’s head office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. As of December 31, 2021, the Bank has branch offices in Southern California (24 branches), Northern California (13 branches), New York (10 branches), Washington (four branches), Illinois (two branches), Texas (two branches), Maryland (one branch), Massachusetts (one branch), Nevada (one branch), New Jersey (one branch), and Hong Kong (one branch) and a representative office in Beijing, Shanghai, and Taipei. Deposit accounts at the Hong Kong branch are not insured by the FDIC. Each branch has loan approval rights subject to the branch manager’s authorized lending limits. Current activities of the Beijing, Shanghai, and Taipei representative offices are limited to coordinating the transportation of documents to the Bank’s head office and performing liaison services.

Our primary market area is defined by the CRA delineation, which includes the contiguous areas surrounding each of the Bank’s branch offices. It is the Bank’s policy to reach out and actively offer services to low and moderate income groups in the delineated branch service areas. Many of the Bank’s employees speak both English and one or more Chinese dialects or Vietnamese, and are thus able to serve the Bank’s English, Chinese and Vietnamese speaking customers.

As a commercial bank, the Bank accepts checking, savings, and time deposits, and makes commercial, real estate, personal, home improvement, and other installment and term loans. From time to time, the Bank invests available funds in other interest-earning assets, such as U.S. Treasury securities, U.S. government agency securities, state and municipal securities, mortgage-backed securities, asset-backed securities, corporate bonds, and other security investments. The Bank also provides letters of credit, wire transfers, forward currency spot and forward contracts, traveler’s checks, safe deposit, night deposit, Social Security payment deposit, collection, bank-by-mail, drive-up and walk-up windows, automatic teller machines (“ATM”), Internet banking services, treasury management services, and other customary banking services.

The Bank primarily services individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located and provides commercial mortgage loans, commercial loans, U.S. Small Business Administration (“SBA”) loans, residential mortgage loans, real estate construction loans, home equity lines of credit, and installment loans to individuals for, household and other consumer expenditures.

Through its Cathay Wealth Management business unit, the Bank provides its customers with a range of investment products and services, such as stocks, bonds, mutual funds, insurance, annuities, and advisory services.  As of December 31, 2021, all securities and insurance products provided by Cathay Wealth Management are offered by, and all financial consultants are registered with, Cetera Investment Services LLC, a registered securities broker/dealer and licensed insurance agency and member of the Financial Industry Regulatory Authority and Security Investor Protection Corporation. Cetera Investment Services LLC and Cathay Bank are independent entities. The securities and insurance products offered by Cetera Investment Services LLC are not insured by the FDIC.

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

SBA Loans. The Bank originates SBA loans under the national “preferred lender” status. Preferred lender status is granted to a lender that has made a certain number of SBA loans and which, in the opinion of the SBA, has staff qualified and experienced in small business loans. As a preferred lender, the Bank’s SBA Lending Group has the authority to issue, on behalf of the SBA, the SBA guaranty on loans under the 7(a) program which may result in shortening the time it takes to process a loan. The 7(a) program is the SBA’s primary loan program, and which can be used for financing of a variety of general business purposes such as acquisition of land, buildings, equipment and inventory and working capital needs of eligible businesses generally over a 5-25-year term. In addition, under this program, the SBA delegates loan underwriting, closing, and most servicing and liquidation authority and responsibility to selected lenders.

The Bank utilizes both the 504 program, which is focused on long-term financing of buildings and other long-term fixed assets, and the 7(a) program. The collateral position in the SBA loans is enhanced by the SBA guaranty in the case of 7(a) loans, and by lower loan-to-value ratios under the 504 program. The Bank has sold, and may in the future sell, the guaranteed portion of certain of its SBA 7(a) loans in the secondary market. SBA loan pricing is generally at a rate tied to the prime rate, as quoted in The Wall Street Journal.

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

Deposits

The Bank offers a variety of deposit products in order to meet its customers’ needs. As of December 31, 2021, the Bank offered passbook accounts, checking accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, and public funds deposits. These products are priced generally to promote growth of deposits in a safe and sound manner.

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

Subsidiaries of Cathay Bank

Cathay Holdings LLC (“CHLLC”) was incorporated in December 2007. The purpose of this subsidiary is to hold other real estate owned in the state of Texas that was transferred from the Bank. As of December 31, 2021, CHLLC owned properties with a carrying value of $301 thousand.

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

To compete with other financial institutions in our primary service areas, the Bank relies principally upon personal contacts by our officers, directors, employees, and stockholders, our long established relationships with the Chinese-American communities, the Bank’s responsiveness to customer needs, local promotional activities, availability and pricing of loan and deposit products, extended hours on weekdays, Saturday banking in certain locations, Internet banking, an Internet website (www.cathaybank.com), and other specialized services. The content of our website is not incorporated into and is not part of this Annual Report on Form 10-K.

If a proposed loan exceeds the Bank’s internal lending limits, the Bank has, in the past, and may in the future, arrange the loan on a participation or syndication basis with correspondent banks. The Bank also assists customers requiring other services not offered by the Bank to obtain these services from its correspondent banks.

Human Capital Resources

Our employees are vital to our success. Our goal is to ensure that we have the right talent, in the right place, at the right time. To achieve this level of value creation, we believe we must strive to find, develop and keep a world-class workforce. We invest in our employees by providing quality training and learning opportunities, promoting inclusion and diversity, and upholding a high standard of ethics and respect for human rights.

As of December 31, 2021, Cathay Bank employed approximately 1,156 regular full-time equivalent employees, of whom 1,116 were located in the United States and 40 were located in China, Hong Kong and Taiwan. Of the total number of employees, 638 are banking officers. None of the employees are represented by a union.

Diversity and Inclusion

Inclusion and diversity are the cultural hallmarks of Cathay Bank. We benefit from the diversity of our staff offering a multiplicity of viewpoints, backgrounds and experiences, in service of our clients and the commercial and financial industries in which we work.

Our staff comprise of a diverse mixture of different genders, races, ethnic backgrounds, religions, sexual orientations, cultures and primary languages. Our commitment to diversity enables us to draw from a remarkable wealth of talent to recruit and retain the best employees to provide innovative solutions for our customers' banking needs. The Bank is continuing its efforts to expand gender diversity on the Bank’s Board, and senior management.

In 2021, 83% of our employees are of Asian descent, 11% are non-Asian minorities, and 6% are Caucasian. At the manager-level, 77% are of Asian descent, 12% are of non-Asian minorities, and 11% are Caucasian. 57% of our management-level positions are held by woman, and 66% of our employees are women. Our 12-member Board of Directors consists of 11 members of minority descent and a quarter of the Board seats are held by women.

Our commitment to diversity and inclusion extends to our community. We invest in affordable housing and renewable energy projects; in addition, we offer community checking and various affordable home ownership and loan programs serving the underbanked, and routinely engage in collaboration with local nonprofit organizations working together to build and cultivate lives in low-income communities. We also promote diversity and inclusion among our supplier base, through the Cathay Bank Vendor Diversity Program. The program promotes the use of suppliers owned by minority, women, and small businesses, to help contribute to long-term economic sustainability in our communities.

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

Employee Health and Pandemic Response

Cathay Bank manages organizational and personal health to gain insight into employees’ experiences, levels of workplace satisfaction, and feelings of engagement with the Bank. We have organized the Cathay Well-Being program since 2014, encouraging employees to participate in healthy habit challenges and Bank wide exercise plans in order to qualify for additional discounts on medical premiums. As of December 31, 2021, we have 73% of our employees participating in the Well-Being program.

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

Executive Officers of the Registrant

The table below sets forth the names, ages, and positions at the Bancorp and the Bank of all executive officers of the Company as of February 15, 2022.

Name	Age	Present Position and Principal Occupation During the Past Five Years

Dunson K. Cheng	77

Executive Chairman of the Boards of Directors of the Bancorp and the Bank since October 2016; Director of the Bancorp since 1990; Director of the Bank since 1982; Chairman of the Boards of Directors of the Bancorp and the Bank from 1994 to September 2016; President of the Bank from 1985 to March 2015; President and Chief Executive Officer of the Bancorp from 1990 to September 2016.

Chang M. Liu	55

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

Heng W. Chen	69	Executive Vice President, Chief Financial Officer, and Treasurer of the Bancorp since 2003; Executive Vice President of the Bank since 2003; Chief Financial Officer of the Bank since 2004.

Kim R. Bingham	65	Chief Risk Officer of the Bank since 2014; Executive Vice President of the Bank since 2004; Chief Credit Officer of the Bank from 2004 to 2013.

Mark H. Lee	59

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

Available Information

We invite you to visit our website at www.cathaygeneralbancorp.com, to access free of charge the Bancorp's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The content of our website is not incorporated into and is not part of this Annual Report on Form 10-K. In addition, you can write to us to obtain a free copy of any of those reports at Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attn: Investor Relations. The SEC also maintains a website that contains the reports, proxy and information statements and other information we file with or furnish to them. The address of the site is http://www.sec.gov.

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

●

Compliance with the Community Reinvestment Act. The CRA requires that banks help meet the credit needs in their communities, including the availability of credit to low and moderate income individuals. If the Bank fails to adequately serve its communities, restrictions may be imposed, including denials of applications for branches, for adding subsidiaries or affiliate companies, for engaging in new activities or for the merger with or purchase of other financial institutions. In its last reported examination by the FDIC in June 2019, the Bank received a CRA rating of “Satisfactory.”

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

The Bank operates branches and/or loan production offices in California, New York, Washington, Illinois, Texas, Maryland, Massachusetts, Nevada, and New Jersey. While the DFPI remains the Bank’s primary state regulator, the Bank’s operations in these jurisdictions are subject to examination and supervision by local bank regulators, and transactions with customers in those jurisdictions are subject to local laws, including consumer protection laws. The Bank also operates a branch in Hong Kong and a representative office in Beijing, Shanghai, and Taipei. The operations of these foreign offices and branches (and limits on the scope of their activities) are subject to local law and regulatory authorities in addition to regulation and supervision by the DFPI and the Federal Reserve.

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

●

raises the enhanced prudential supervision threshold for bank holding companies from $50.0 billion to $250.0 billion in total consolidated assets and the asset threshold for risk committee requirements for publicly traded bank holding companies from $10.0 billion to $50.0 billion; and

●

implements other changes that may help reduce regulatory burden for the Company and other mid-sized financial institutions, such as (i) prohibiting federal banking regulators from imposing higher capital standards on High Volatility Commercial Real Estate exposures unless they are for acquisition, development or construction; (ii) requiring amendments to the Liquidity Coverage Ratio Rule to treat all qualifying investment-grade, liquid and readily-marketable municipal securities as level 2B liquid assets, making them potentially more attractive alternative investments; (iv) directing the CFPB to provide guidance on certain disclosure requirements for mortgage assumption transactions and construction-to-permanent home loans; and (iv) not requiring appraisals for certain transactions in rural areas valued at less than $400 thousand.

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

The following are among the requirements under the Basel III Capital Rules that became effective on January 1, 2015:

●	An increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets.

●	A required 4.50% of risk-weighted assets ratio is established for “common equity Tier 1” as a subset of Tier 1 capital limited to common equity.

●	A minimum non-risk-based leverage ratio is set at 4.00% eliminating a 3.00% exception for higher rated banks.

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

Under the Basel III Capital Rules, after taking into account the capital conservation buffer, the Bancorp and the Bank must maintain the following minimum ratios: (i) a Tier 1 leverage ratio of 4.0%, (ii) a common equity Tier 1 risk-based capital ratio of 4.5%, plus the capital conservation buffer, effectively resulting in a minimum common equity Tier 1 risk-based capital ratio of 7.0%, (iii) a Tier 1 risk-based capital ratio of 6.0%, plus the capital conservation buffer, effectively resulting in a minimum common equity Tier 1 risk-based capital ratio of 8.5%, and (iv) a total risk-based capital ratio of 8.0%, plus the capital conservation buffer, effectively resulting in a minimum total risk-based capital ratio of 10.5%. To be considered “well capitalized,” a bank holding company or bank must have the following minimum ratios: (i) a Tier 1 leverage ratio of 5.0%, (ii) a common equity Tier 1 risk-based capital ratio of 6.5%, (iii) a Tier 1 risk-based capital ratio of 8.0%, and (iv) a total risk-based capital ratio of 10.0%.

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

At December 31, 2021, (i) the Bancorp’s and the Bank’s common equity Tier 1 capital ratios were 12.80% and 13.32%, respectively; (ii) their total risk-based capital ratios were 14.41% and 14.21% respectively; (iii) their Tier 1 risk-based capital ratios were, 12.80% and 13.32% respectively; and (iv) their leverage capital ratios were, respectively, 10.40% and 10.82% respectively all of which exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes.

Bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the requirements of the Basel III Capital Rules. The federal banking agencies may also require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed “well-capitalized. The implementation of the Basel III Capital Rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Bancorp’s net income and return on equity, restrict the ability of the Bank and/or the Bancorp to pay dividends or executive bonuses and require the raising of additional capital.

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

As of December 31, 2021, the Bancorp and the Bank met all requirements to be considered well-capitalized under the Basel III Capital Rules.

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” In the fall of 2019, the federal banking regulatory agencies adopted revised rules to simplify and tailor the Volcker Rules. The revised rules became effective on January 1, 2020, with a compliance date of January 1, 2021. The revised rules continue to restrict banking entities subject to the Volcker Rule, including the Bancorp and the Bank and its subsidiaries, from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds,” subject to certain exceptions. The revised rules provide regulatory relief by tailoring application of the Volcker Rule based on the level of trading assets and liabilities, simplifying certain standards and requirements, and reducing compliance burden. Effective October 1, 2020, the amendments to the Volcker Rule modified the provisions for certain existing covered fund exclusions, including loan securitizations and public welfare and small business funds, and added certain additional covered fund exclusions, including credit funds and venture capital funds. The Federal Reserve granted an extension until July 21, 2022, of the conformance period for the Bancorp to divest ownership in certain legacy investment funds that are prohibited under the rule. In June 2020, the federal agencies adopted new regulations that exempted venture capital funds from the definition of “covered funds” under the Volcker Rule, so the Bancorp’s remaining venture capital funds can be held indefinitely.

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

Risk Committee Framework

Pursuant to Federal Reserve Board regulations promulgated under authority of the Dodd-Frank Act, as originally adopted, as a publicly traded bank holding company with $10.0 billion in assets, we were required and have established and maintained a risk committee responsible for enterprise-wide risk management practices, comprised of an independent chairman and at least one risk management expert. We expect to maintain our risk committee, although we are no longer required to have a risk committee under the Growth Act unless and until we reach $50.0 billion in assets. The risk committee approves and periodically reviews the risk-management policies of the Bancorp’s global operations and oversees the operations of its risk-management framework. The bank holding company’s risk-management framework must be commensurate with its structure, risk profile, complexity, activities and size. At a minimum, the framework must include policies and procedures establishing risk-management governance and providing for adequate risk-control infrastructure for the bank holding company’s operations. In addition, the framework must include processes and systems to monitor compliance with the foregoing policies and procedures, including processes and systems designed to identify and report risk-management risks and deficiencies; ensure effective implementation of actions to address emerging risks and risk-management deficiencies; designate managerial and staff responsibility for risk management; ensure the independence of the risk-management function; and integrate risk-management and associated controls with management goals and the management compensation structure.

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

The Bank is a legal entity that is separate and distinct from its holding company. The Bancorp is dependent on the performance of the Bank for funds which may be received as dividends from the Bank for use in the operation of the Bancorp and the ability of the Bancorp to pay dividends to stockholders. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. The Basel III Capital Rules restrict dividends by the Bank if the capital conservation buffer is not achieved.

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

Environmental Regulations

In the course of the Bank’s business, the Bank may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. The Bank may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clear up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. See Item 1A. Risk Factors for a further discussion of risks related to environmental regulations and liabilities.

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

Securities and Corporate Governance

The Bancorp is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Global Select Market, the Company is subject to NASDAQ listing standards for listed companies. The Bancorp is also subject to the Sarbanes-Oxley Act of 2002, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other matters, required executive certification of financial presentations, corporate governance requirements for board and its audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow stockholders and investors to more easily and efficiently monitor the performance of companies and their directors. Under the Sarbanes-Oxley Act, management and the Bancorp’s independent registered public accounting firm are required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2021. These assessments are included in Part II — Item 9A — “Controls and Procedures.”

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

Audit Requirements

The Bank is required to have an annual independent audit, alone or as a part of the Bancorp’s audit, and to prepare all financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Bank and the Bancorp are also each required to have an audit committee comprised entirely of independent directors. As required by NASDAQ, the Bancorp has certified that its audit committee has adopted formal written charters and meets the requisite number of directors, independence, and other qualification standards. As such, among other requirements, the Bancorp must maintain an audit committee that includes members with banking or related financial management expertise, has access to its own outside counsel, and does not include members who are large customers of the Bank. In addition, because the Bank has more than $3.0 billion in total assets, it is subject to the FDIC requirements for audit committees of large institutions.

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

●

Tax Rate. The Tax Reform Act replaces the corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% tax rate for 2018. Although the reduced tax rate generally should be favorable to us by resulting in lower tax expense in future periods, it decreased the value of our existing deferred tax assets as of December 31, 2017.

●

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

●

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

●

Business Asset Expensing. The Tax Reform Act allows taxpayers to expense immediately the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023, and before January 1, 2027 (with an additional year for certain property).

●

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

CARES Act and the Consolidated Appropriations Act, 2021

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and the Consolidated Appropriations Act, 2021 (the “CAA”) was signed into law on March 27, 2020, and December 27, 2020, respectively. Among other things, the CARES Act and the CAA include the following provisions impacting financial institutions like the Company:

●	As permitted by the CARES Act, and as extended by the CAA, we have chosen to adopt the Current Expected Credit Losses ("CECL") methodology for estimated credit losses as of January 1, 2021.

●

As permitted by the CARES Act, and as extended by the CAA, we have elected to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a troubled debt restructuring (“TDR”), including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or January 1, 2022.

●

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

●

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

Item 1A. Risk Factors

Ownership of our common stock involves certain risks. The risks and uncertainties described below are not the only ones we face. Understanding these risks is important to understanding any statement in this Annual Report on Form 10K. You should carefully read and consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Annual Report on Form 10K, including under the heading “Management’s Discussion and Analysis”. Further, to the extent that any of the information in this report, or in other reports we file with the SEC, constitutes forward-looking statements, the risk factors below are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See "Forward-Looking Statements". The risks described below are not the only ones facing our business. Additional risks that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This Annual Report on Form 10K is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.

Risk Factors Summary

The following is a summary of the material risks that we believe could adversely affect our business, operations and financial results. These risks are discussed more fully below and include, but are not limited to:

Market and Economic Risks

●	The COVID-19 pandemic has caused a significant global economic disruption, which has, and is expected to continue to, adversely affect our business and results of operations.

●	Unfavorable or uncertain economic and market conditions, including in California and the other markets in which we operate, can adversely affect our industry and business.

●	Our loan portfolio is largely secured by real estate, and a downturn in the real estate market may adversely affect our results of operations.

●	Adverse conditions in Asia and elsewhere could adversely affect our business.

●	The soundness of other financial institutions could adversely affect us.

Credit, Interest Rate and Liquidity Risks

●	We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.

●	The allowance for credit losses is an estimate of probable credit losses. Actual credit losses in excess of the estimate could adversely affect our results of operations and capital.

●	Our business is subject to interest rate risk, and fluctuations in interest rates could reduce our net interest income and adversely affect our business.

●	Inflation and deflation may adversely affect our financial performance.

●	Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

●	If the Company’s goodwill were determined to be impaired, it would result in a charge against earnings and thus a reduction in stockholders’ equity.

Operational Risks

●	We may incur significant losses as a result of ineffective risk management processes and strategies.

●	Concentration of risk increases the potential for significant losses.

●

COVID-19 could have negative effects on our commercial real estate (“CRE’) and other loans, including loans to hotels/motels, restaurants and the retail industry, which are dependent for repayment on the successful operation and management of the CRE, the strength of the CRE industry broadly and other factors outside of the borrower’s control.

●	Our commercial loan, CRE loan and construction loan portfolios expose us to risks that may be greater than the risks related to our other loans.

●	Our investments and/or financings in certain tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on our financial results.

●	Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral.

●	Our use of third-party vendors and our other ongoing third party business relationships are subject to increasing regulatory requirements and attention.

●	Our deposit insurance premiums could increase in the future, which could have a material adverse impact on future earnings and financial condition.

●	As we expand our business outside of California markets, including through acquisitions, we may encounter additional risks that could adversely affect our business and earnings.

●	We face substantial competition from our competitors.

●	We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

●	Natural disasters, geopolitical events, public health crises and other catastrophic events beyond our control could adversely affect us.

●	Governmental and societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Information, Information Technology and Privacy Risks

●	We depend on the accuracy and completeness of information about customers.

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

●	We are subject to stringent risk-based capital and leverage requirements, including those adopted by the Federal Reserve (”the Basel III Capital Rules”).

●	We may become subject to supervisory action by bank supervisory authorities that could have a material adverse effect on our business, financial condition, and the value of our common stock.

●	We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

●	We are subject to the Community Reinvestment Act (the “CRA), fair lending and other laws and regulations, and our failure to comply with these laws and regulations could lead to material penalties.

●	Reforms to and uncertainty regarding LIBOR may adversely affect our business.

●	Governmental monetary policies and intervention to stabilize the U.S. financial system may affect our business and are beyond our control.

●	Adverse results in legal proceedings could adversely affect our business and financial condition.

●	Liabilities from environmental regulations could adversely affect our business and financial condition.

●	Changes in accounting standards or tax laws and regulations could adversely affect our financial results.

Risks Related to Ownership of Our Common Stock

●	The price of our common stock may fluctuate significantly, and this may make it difficult for a holder to sell shares of common stock at times or at prices such holder finds attractive.

●	An investment in our common stock is not an insured deposit.

●

Statutory and regulatory restrictions on dividends and other distributions from the Bank may adversely impact us by limiting the amount of distributions the Bancorp may receive. Statutory and contractual restrictions (including our outstanding debt securities) and our regulators may also restrict the Bancorp’s ability to pay dividends.

●	The issuance of preferred stock could adversely affect holders of common stock.

●	Our outstanding debt securities restrict our ability to pay dividends on our common stock.

●	Certain provisions of our charter and bylaws could make acquiring our Company more difficult.

●	Our outstanding debt securities restrict our ability to pay dividends on our common stock.

●	We may need to raise additional capital, which may dilute the interests of holders of our common stock or otherwise have an adverse effect on their investment.

Market and Economic Risks

The COVID-19 pandemic has caused a significant global economic disruption, which has, and is expected to continue to, adversely affect our business and results of operations.

Global health and economic concerns relating to the COVID-19 pandemic and government actions taken to reduce the spread of the virus have had a material adverse impact on the macroeconomic environment, and the pandemic has significantly increased economic uncertainty. The pandemic has resulted in federal, state and local authorities, including those who govern the markets in which we operate, implementing numerous measures to try to contain the virus. Such measures have included travel bans and restrictions, curfews, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act and the CAA, and vaccination programs are on-going. There can be no assurance, however, that such steps will be effective or achieve their desired results in the near future.

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

●

Based on a review of the appropriateness of the allowance for loan losses at December 31, 2021, we recorded a reversal for credit losses of $16.0 million in the year ended December 31, 2021, primarily a result of the economic improvements of the global economy as economies recover from the COVID-19 pandemic. While we took steps to incorporate the impact of the COVID-19 pandemic on the economic forecast and other factors utilized to determine our allowance for loan losses, if the economic forecast or other factors worsen relative to the assumptions we utilized, our allowance for loan losses will increase accordingly in future periods.

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

●

The banking industry remains heavily regulated, and changes by Congress or federal regulatory agencies to the banking and financial institutions regulatory regime and heightened legal standards and regulatory requirements may continue to be adopted in the future. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

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

Our banking operations are concentrated primarily in California, and secondarily in New York, Washington, Illinois, Texas, Maryland, Massachusetts, Nevada, New Jersey, and Hong Kong. The economic conditions in these local markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole. Adverse economic conditions in these regions in particular could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, decrease demand for our loans and other services and erode the value of loan collateral. These conditions include the effects of the general decline in real estate sales and prices in many markets across the United States; declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters, pandemics and health crises (such as the COVID-19 pandemic), geopolitical events; state or local government insolvency or budget disputes; changes in taxes, tariffs, trade policies and other government regulations and polices; or a combination of these or other factors. These conditions could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us, if at all, and could also cause a decline in demand for our products and services, or a lack of growth or a decrease in deposits, any of which may cause us to incur losses, adversely affect our capital, and hurt our business.

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

Financial institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. The failure of financial institutions can also result in increased FDIC assessments for the DIF. Any such losses or increased assessments could have a material adverse effect on our financial condition and results of operations.

Credit, Interest Rate and Liquidity Risks

We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.

At December 31, 2021, our allowance for loan losses totaled $136.2 million and we had net charge-offs of $17.6 million for 2021. Although economic conditions in the real estate market in portions of Los Angeles, San Diego, Riverside, and San Bernardino counties and the Central Valley of California where many of our commercial real estate and construction loan customers are based, have continued to improve, the economic recovery in these areas of California is uneven and in some areas rather slow, with relatively high and persistent unemployment, and economic growth appears to have slowed. Moreover, rising interest rates may adversely affect real estate sales and the refinancing of existing real estate loans. As of December 31, 2021, we had approximately $8.1 billion in commercial real estate and construction loans. Any deterioration in the real estate market generally and in the commercial real estate and residential building segments in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income, and capital. In addition, a recent change in accounting standards will result in a significant change in how we recognize credit losses as further disclosed in the risk factor below entitled, “Our financial results could be adversely affected by changes in accounting standards or tax laws and regulations.”

The allowance for credit losses is an estimate of probable credit losses. Actual credit losses in excess of the estimate could adversely affect our results of operations and capital.

A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations, and cash flows. The allowance for credit losses is based on management’s estimate of the probable losses from our credit portfolio. If actual losses exceed the estimate, the excess losses could adversely affect our results of operations and capital. Such excess losses could also lead to larger allowances for credit losses in future periods, which could in turn adversely affect results of operations and capital in those periods. If economic conditions differ substantially from the assumptions used in the estimate or adverse developments arise with respect to our credits, future losses may occur, and increases in the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance. These agencies may require us to establish additional allowances based on their judgment of the information available at the time of their examinations. No assurance can be given that we will not sustain credit losses in excess of present or future levels of the allowance for credit losses.

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

Generally, the interest rates on our interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent, or on the same basis. Even assets and liabilities with similar maturities or periods of re-pricing may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. Certain assets, such as fixed and adjustable-rate mortgage loans, have features that limit changes in interest rates on a short-term basis and over the life of the asset. Therefore, as interest rates begin to increase, if our floating rate interest-earning assets do not reprice faster than our interest-bearing liabilities in a rising rate environment, our net interest income and, in turn, our profitability, could be adversely affected.

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

The Consolidated Financial Statements and related financial data presented in this report have been prepared in accordance with GAAP. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation or deflation. The primary impact of inflation on our operations is reflected in increased operating costs. Conversely, deflation will tend to erode collateral values and diminish loan quality. Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

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

In response to COVID-19, many state and local governments have ordered certain restrictions on non-essential businesses and residents. Certain industries have been particularly hard hit, including the retail industry, the restaurant industry and the travel and hospitality industry. At December 31, 2021, we had outstanding loans to retail businesses/properties of $1.9 billion, or 11% of total loans, hotels & resorts of $301.3 million, or 2% of total loans, and restaurants of $144.0 million, or 1% of total loans. Our CRE loans are dependent on the profitable operation and management of the property securing the loan and its cash flows. The continued mutation and spread of COVID-19 could result in further reduction of demand for hotel rooms and related lodging and entertainment services in general, reduction in business and personal travel, reduction in discretionary spending by our borrowers’ customers, increases in employee health related costs for our customers, operational cost increases due to potential labor, food, energy, water, and transportation shortages, government forced closures and travel restrictions, or other unanticipated costs related to such force majeure events like COVID-19. These conditions could have a significant adverse impact, which could be material to our borrowers, by reducing the revenue and cash flows of our borrowers, impacting the borrowers’ ability to repay the loan, increasing the risk of default by our borrowers and/or reducing the foreclosure value of CRE that serves as collateral for certain of our loans. These conditions can also lead to a decline in property sales prices and related assets and properties planned for development. Loans may also be secured by depreciating assets where any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.

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

Additionally, many of the Bank’s commercial real estate and commercial business loans are made to small to medium sized businesses that may have a heightened vulnerability to economic conditions. Moreover, we have made a portion of these loans in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations. Any unexpected deterioration in the credit quality of our commercial or commercial real estate loan portfolios would require us to increase our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations and prospects.

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

In addition, the risks inherent in construction lending may continue to affect adversely our results of operations. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing (including do shortages in labor and raw materials and supplies); market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risk because they have no operating history. In these loans, loan funds are advanced upon the security of the project under construction (which is of uncertain value prior to completion of construction) and the estimated operating cash flow to be generated by the completed project. There is no assurance that such properties will be sold or leased so as to generate the cash flow anticipated by the borrower. A general decline in real estate sales and prices across the United States or locally in the relevant real estate market, a decline in demand for residential real estate, economic weakness, high rates of unemployment, and reduced availability of mortgage credit, are some of the factors that can adversely affect the borrowers’ ability to repay their obligations to us and the value of our security interest in collateral, and thereby adversely affect our results of operations and financial results.

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

Our use of third-party vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

We regularly use third party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Recent regulation requires us to enhance our due diligence, ongoing monitoring and control over our third-party vendors and other ongoing third-party business relationships. In certain cases, we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.

Our deposit insurance premiums could increase in the future, which could have a material adverse impact on future earnings and financial condition.

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a specific level. Unfavorable economic conditions, increased bank failures and additional failures decreased the DIF. According to the FDIC, the DIF reserve ratio reached 1.36% of total deposits as of September 30, 2018, exceeding the statutorily required minimum reserved ratio of 1.35% ahead of the September 30, 2020, deadline imposed by the Dodd-Frank Act. The FDIC has, in addition, established a higher reserve ratio of 2% as a long-term goal which goes beyond what is required by statute. There is no implementation deadline for the 2% ratio. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level. Any increase in the Bank's FDIC premiums could have an adverse effect on its financial condition and results of operations.

As we expand our business outside of California markets, including through acquisitions, we may encounter additional risks that could adversely affect our business and earnings.

We primarily operate in California markets with a concentration of Chinese-American individuals and businesses; however, one of our strategies is to expand beyond California into other domestic markets that have concentrations of Chinese-American individuals and businesses. We currently have operations in eight other states (New York, Washington, Illinois, Texas, Maryland, Massachusetts, Nevada, and New Jersey) and in Hong Kong. In the course of this expansion, we may encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased expenses and operational difficulties arising from, among other things, our ability to attract sufficient business in new markets, to manage operations in noncontiguous market areas, to comply with all of the various local laws and regulations, and to anticipate events or differences in markets in which we have no current experience.

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

Our compensation practices are subject to review and oversight, and may be subject to limitations, by the FDIC, the DFPI, the Federal Reserve and other regulators. Such limitations may or may not affect our competitors and could further affect our ability to attract and retain our executive officers and other key personnel. In April 2011 and April 2016, the Federal Reserve, other federal banking agencies and the SEC jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more of assets, such as the Bancorp and the Bank. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to successfully compete with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees. If this were to occur, our business, financial condition and results of operations could be adversely affected, perhaps materially.

Natural disasters, geopolitical events, public health crises and other catastrophic events beyond our control could adversely affect us.

Natural disasters such as earthquakes, landslides, wildfires, extreme weather conditions, hurricanes, floods, and other acts of nature, geopolitical events such as those involving civil unrest, changes in government regimes, terrorism or military conflict, climate change related events and pandemics and other public health crises, such as the COVID-19 pandemic, and other catastrophic events could, among other things, (i) adversely affect our business operations and those of our customers, counterparties and service providers; (ii) cause substantial damage and loss to real and personal property; (iii) impair our borrowers’ ability to service their loans; (iv) decrease the level and duration of deposits by customers; (v) erode the value of loan collateral; (vi) result in an increase in the amount of our non-performing loans and a higher level of non-performing assets (including real estate owned), net charge-offs, and provision for loan losses; or (vii) lead to other operational difficulties and impair our ability to manage our business. We also could be adversely affected if our key personnel or a significant number of our employees were to become unavailable due to a public health crisis (such as another outbreak of a contagious disease), natural disaster, war, act of terrorism, accident, or other reason. Natural disasters, extreme weather conditions, geopolitical events, public health crises and other catastrophic events could also negatively affect our customers, counterparties and service providers, as well as result in disruptions in general economic activity and the financial and real estate markets.

Governmental and societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Governments have become increasingly focused on the effects of climate change and related environmental issues. For example, U.S. Treasury Secretary Yellen has identified climate change and its risk to the financial system as a high priority. In addition, the Federal Reserve Board became a member of the Network of Central Banks and Supervisors for Greening the Financial System and, in its Financial Stability Report of November 2020, specifically addressed the implications of climate change for markets, financial exposures, financial institutions, and financial stability. How governments act to mitigate climate and related environmental risks could have an adverse effect on our business and financial results. The Federal Reserve Board, for example, may incorporate these risks into its supervisory stress tests. In addition, consumers and businesses also may change their behavior on their own as a result of their concerns over the long-term impacts of climate change. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes, and the like. The impact on our loan and other customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities and the impact of rising sea levels and other effects of climate change. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior. It is possible as well that changes in climate and related environmental risks, perceptions of them, and governmental responses to them may occur more rapidly than we are able to adapt without disrupting our business and impairing our financial results.

Information, Information Technology and Privacy Risks

We depend on the accuracy and completeness of information about customers.

In deciding whether to extend credit, open a bank account or enter into other transactions with customers, we may rely on information furnished to us by or on behalf of customers, including financial statements and other financial information. We also may rely on representations of customers as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. We may further rely on invoices, contracts, and other supporting documentation provided by our customers, as well as our customers' representations that their financial statements conform to GAAP (or other applicable accounting standards in foreign markets) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants' reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting or reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.

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

The secure maintenance and transmission of confidential information, as well as the secure execution of transactions over our systems, are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence. Increases in criminal activity levels and sophistication, advances in computer capabilities, and other developments could result in a compromise or breach of the technology, processes, and controls that we use to prevent fraudulent transactions or to protect data about us, our customers, and underlying transactions, as well as the technology used by our customers to access our systems. Cyber security risks may also occur with our third-party service providers and may interfere with their ability to fulfill their contractual obligations to us, with attendant potential for financial loss or liability that could adversely affect our financial condition or results of operations. These risks will likely continue to increase in the future as we continue to increase our offerings of mobile services and other Internet or web-based products.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. While Intercontinental Exchange Inc., the company that administers LIBOR plans to continue publishing LIBOR, liquidity in the interbank markets that those LIBOR estimates are based upon has been declining. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. In April 2018, the Federal Reserve Bank of New York in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced the replacement of U.S. LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. The uncertainty as to the nature and effect of such reforms and actions and the political discontinuance of LIBOR may adversely affect the value of and return on our financial assets and liabilities that are based on or are linked to LIBOR, our results of operations or financial condition. In addition, these reforms may also require extensive changes to the contracts that govern these LIBOR based products, as well as our systems and processes.

As of December 31, 2021, approximately $2.2 billion of our outstanding loans, and, in addition, certain derivative contracts, borrowings and other financial instruments have attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. We are subject to litigation and reputational risks if we are unable to renegotiate and amend existing contracts with counterparties that are dependent on LIBOR, including contracts that do not have fallback language. The timing and manner in which each customer’s contract transitions to SOFR, Ameribor Unsecured Overnight Rate ("AMERIBOR"), or Bloomberg Short Term Bank Yield Index ("BSBY") will vary on a case-by-case basis. There continues to be substantial uncertainty as to the ultimate effects of the LIBOR transition, including with respect to the acceptance and use of SOFR, AMERIBOR, BSBY and other benchmark rates. Since SOFR, AMERIBOR, and BSBY rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR, which may lead to increased volatility as compared to LIBOR. The transition has impacted our market risk profiles and required changes to our risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

In the course of the Bank’s business, the Bank may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. The Bank may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clear up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of any contaminated site, the Bank may be subject to common law claims by third parties based on damages, and costs resulting from environmental contamination emanating from the property. If the Bank ever becomes subject to significant environmental liabilities, its business, financial condition, results of operations and the value of our common stock could be materially and adversely affected.

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

In addition, changes to tax law could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. For example, the recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section, elsewhere in this report and other documents we file with the SEC and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

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

Our outstanding debt securities restrict our ability to pay dividends on our common stock.

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

Item 1B. Unresolved Staff Comments

The Company has not received written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued not less than 180 days before the end of its 2021 fiscal year and that remain unresolved.

Item 2.   Properties

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

The other branch and representative offices and other properties are leased by the Bank under leases with expiration dates ranging from May 2023 to December 2029, exclusive of renewal options. As of December 31, 2021, the Bank’s investment in premises and equipment totaled $99.4 million, net of accumulated depreciation. See Note 6 and Note 13 to the Consolidated Financial Statements.

Item 3.   Legal Proceedings

See the information under section entitled “Legal Proceedings” in Note 12 to the Consolidated Financial Statements. That information is incorporated into this item by reference.

Item 4.    Mine Safety Disclosures

Not Applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Bancorp’s common stock is listed on the NASDAQ Global Select Market under the symbol “CATY.” As of February 15, 2022, Bancorp had outstanding approximately 79,286,834 shares of common stock with approximately 1,564 holders of record. For information on Bancorp’s dividend policy and the statutory and regulatory limitations on the ability of Bancorp to pay dividends to its shareholders and on the Bank to pay dividends to Bancorp, see “Item 1. Business-Regulation and Supervision — Dividends” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources – Dividend Policy.”.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 in this report.

Performance Graph

The graph and accompanying information furnished below shows the cumulative total shareholder return over a five-year period through December 31, 2021, assuming an investment of $100 was made and that all dividends were reinvested, in each of our common stock, the Standard & Poor’s (S&P) 500 Index, and the S&P U.S. BMI Banks–Western Region Index. The S&P U.S. BMI Banks–Western Region Index is a market-weighted index comprised of publicly traded banks and bank holding companies (including the Company) most of which are based in California and the remainder of which are based in eight other western states, including Oregon, Washington, and Nevada. We will furnish, without charge, on the written request of any person who is a stockholder of record as of the record date for the 2022 annual meeting of stockholders, a list of the companies included in the S&P U.S. BMI Banks–Western Region Index. Requests for this information should be addressed to May Chan, Secretary, Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012.

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

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Cathay General Bancorp	100.00	113.40	92.45	108.61	95.97	132.19
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
S&P U.S. BMI Banks - Western Region Index	100.00	111.50	88.28	107.65	80.56	124.21

Source: S&P Global Market Intelligence © 2022

Unregistered Sales of Equity Securities

There were no sales of any equity securities by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

On April 1, 2021, the Board of Directors approved a new stock repurchase program to buy back up to $75.0 million of Bancorp’s common stock. The $75.0 million share repurchased program was completed on August 5, 2021, with the repurchase of 1,832,481 shares for a total of $75.0 million, at an average cost of $40.93 per share.

On September 2, 2021, the Board of Directors approved a new stock repurchase program to buy back up to $125.0 million of the Company’s common stock. Through December 31, 2021, the Company repurchased 2,153,576 shares of common stock for a total of $92.1 million, at an average cost of $42.77 per share under the September 2021 buyback program.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	106,720	$42.26	106,720	$94,821,432
November 1, 2021 - November 30, 2021	880,818	$44.37	880,818	$55,736,837
December 1, 2021 - December 31, 2021	523,500	$43.63	523,500	$32,895,703
Total	1,511,038	$43.97	1,511,038	$32,895,703

Item 6.   Reserved

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion is intended to provide information to facilitate the understanding and assessment of the consolidated financial condition and results of operations of the Bancorp and its subsidiaries. It should be read in conjunction with this Annual Report and the audited Consolidated Financial Statements and Notes appearing elsewhere in this Annual Report. The following discussion and analysis of our financial condition and results of operations contains forward-looking statements. These statements are based on current expectations and assumptions, which are subject to risks and uncertainties. See “Forward-Looking Statements” and “Risk Factors Summary.” Actual results could differ materially because of various factors, including but not limited to those discussed in “Risk Factors,” under Part I, Item 1A of this Annual Report.

The Bank offers a wide range of financial services. As of the filing date of this report, the Bank operates 31 branches in Southern California, 16 branches in Northern California, 10 branches in New York State, four branches in Washington State, two branches in Illinois, two branches in Texas, one branch in each of Maryland, Massachusetts, Nevada, and New Jersey, one branch in Hong Kong, and a representative office in Beijing, in Shanghai, and in Taipei. The Bank is a commercial bank, servicing primarily individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.

The financial information presented herein includes the accounts of the Bancorp, its subsidiaries, including the Bank, and the Bank’s consolidated subsidiaries. All material transactions between these entities are eliminated.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of the Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our Consolidated Financial Statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Credit Losses (“ACL”) on Loans Held for Investment

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

The allowance for loan losses was $136.2 million and the allowance for off-balance sheet unfunded credit commitments was $7.1 million at December 31, 2021, which represented the amount believed by management to be appropriate to absorb lifetime credit losses in the loan portfolio, including unfunded credit commitments. The allowance for loan losses represented 0.83% of period-end gross loans and 202.4% of non-performing loans at December 31, 2021. The comparable ratios were 1.10% of period-end gross loans and 237.3% of non-performing loans at December 31, 2020.

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

Additional potential impacts arising from, and our anticipated responses to, the COVID-19 pandemic are set forth below. See also the COVID-related risk factors as previously disclosed in Part I, Item 1A, of this Annual Report on Form 10-K.

The below table details our exposure to borrowers in industries generally considered to be the most impacted by the COVID-19 pandemic:

	December 31, 2021
	Industry (1)	Loan Balance	Percent of Total Loan Portfolio
		(In millions)
	Restaurants	$144.0	1.0%
	Hotels/motels	301.0	2.0
	Retail businesses/properties	1,871.0	11.0
	Total	$2,316.0	14.0%

(1)

Balances capture credit exposures in the business segments that manage the significant majority of industry relationships. Balances consist of commercial real estate secured loans where the collateral consist of restaurants, hotels/motels or have a retail dependency.

While we have not experienced disproportionate impacts among our business segments as of December 31, 2021, borrowers in the industries detailed in the table above (and potentially other industries) could have greater sensitivity to the economic downturn resulting from COVID-19 with potentially longer recovery periods than other business lines.

Loan modifications

We began receiving requests from our borrowers for loan deferrals in March 2020 following the onset of the pandemic. Modifications include the deferral of principal payments or the deferral of principal and interest payments for terms generally 90 - 180 days. Requests are evaluated individually, and approved modifications are based on the unique circumstances of each borrower. At December 31, 2021, $70.0 million of loans remain under loan modifications.

The CARES Act, as extended by the CAA, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and is intended to provide interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a troubled debt restructuring (“TDR”). Such conditions include the following (i) the loan modification is made between March 1, 2020, and the earlier of January 1, 2022, or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Company is applying this guidance to qualifying loan modifications.

Paycheck Protection Program (PPP)

As part of the CARES Act, the Small Business Administration (SBA) has been authorized to guarantee loans under the PPP through December 31, 2021 for small businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. One of the notable features of the PPP is that borrowers are eligible for loan forgiveness if borrowers, among other conditions, maintain their staff and payroll and if loan amounts are used to cover payroll, mortgage interest, rents and utilities payments. PPP loans have a two to five year term and earn interest at a rate of 1%. We began accepting applications on April 3, 2020. As of December 31, 2021, our outstanding PPP loans had a current balance of $90.5 million and $337.0 million of PPP loans had been forgiven by the U.S. Treasury or repaid by the borrowers. PPP loans are guaranteed by the SBA and therefore we believe PPP loans generally do not represent a material credit risk.

Capital and liquidity

While we believe we have sufficient capital and do not anticipate any need for additional liquidity as of December 31, 2021, in response to the uncertainty regarding the severity and duration of the COVID-19 pandemic, we are prepared to take additional actions, as needed, to maintain strong capital levels and ensure the strength of our liquidity position. Such actions may include pledging additional collateral to increase our borrowing capacity with the FRB, if necessary. Our Board of Directors also will continue to evaluate the impacts of the COVID-19 pandemic and the appropriateness of declaring future dividends and the rate of any future dividends as well as any stock repurchases, in light of our capital and liquidity needs.

Asset impairment

At this time, as of December 31, 2021, we do not believe there exists any impairment to our goodwill and intangible assets, long-lived assets, right of use assets, or available-for-sale investment securities due to the COVID-19 pandemic. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future impairment charges related to any of the aforementioned assets. Continued and sustained declines in Bancorp’s stock price and/or other credit related impacts could give rise to triggering events in the future that could result in a write-down in the value of our goodwill, which could have a material adverse impact on our results of operations.

Our processes, controls and business continuity plan

As a financial institution, we are considered an essential business and therefore continue to operate on a modified basis to comply with governmental restrictions and public health authority guidelines. The health and safety of our employees and customers is a major concern to our management. We are continuing to permit employees to work from home when feasible or, if working from one of our locations is required, to maintain appropriate social distancing and observe other health precautions. We have also taken such other actions as social distancing, restrictions on in-person meetings and conferences, Company travel restrictions and increased sanitary protocols. We believe these actions offer the best protection for our employees and customers and enhance our ability to continue providing our banking services.

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

Results of Operations

Overview

For the year ended December 31, 2021, we reported net income of $298.3 million, or $3.80 per diluted share, compared to net income of $228.9 million, or $2.87 per diluted share, in 2020, and net income of $279.1 million, or $3.48 per diluted share, in 2019. The $69.4 million increase in net income from 2020 to 2021 was primarily the result of increases in net interest income and decreases in provision for credit losses, partially offset by increases in income taxes. The return on average assets in 2021 was 1.52%, compared to 1.22% in 2020, and to 1.61% in 2019. The return on average stockholders’ equity was 12.11% in 2021, compared to 9.70% in 2020, and to 12.63% in 2019.

Highlights

●	Record net income of $298.3 million and EPS of $3.80 per share in 2021.

●	Total deposits, excluding time deposits, increased for the year by $3.1 billion, or 33.0%, to $12.5 billion from $9.4 billion in 2020.

Net income available to common stockholders and key financial performance ratios are presented below for the three years indicated:

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Net income	$298,304	$228,860	$279,135
Basic earnings per common share	$3.81	$2.88	$3.49
Diluted earnings per common share	$3.80	$2.87	$3.48
Return on average assets	1.52%	1.22%	1.61%
Return on average stockholders' equity	12.11%	9.70%	12.63%
Total average assets	$19,591,538	$18,736,854	$17,337,267
Total average equity	$2,463,021	$2,359,735	$2,209,642
Efficiency ratio	43.92%	47.65%	44.75%
Effective income tax rate	21.88%	9.89%	20.10%

Net Interest Income

Comparison of 2021 with 2020

Net interest income increased $45.6 million, or 8.3%, from $552.1 million in 2020 to $597.8 million in 2021. The increase in net interest income was due primarily to the decrease in interest expense from time deposits partially offset by lower interest income from loans.

Average loans for 2021 were $15.8 billion, a $326.6 million, or 2.1% increase from $15.5 billion in 2020. Compared with 2020, average commercial mortgage loans increased $304.1 million, or 4.1%, and average real estate construction loans increased $39.8 million, or 6.3%. Average investment securities were $1.0 billion in 2021, a decrease of $169.8 million, or 14.0%, from 2020. Average interest-bearing cash on deposits with financial institutions increased $689.3 million, or 71.8%, to $1.6 billion in 2021 from $960.3 million in 2020.

Average interest-bearing deposits were $13.0 billion in 2021, an increase of $434.2 billion, or 3.5%, from $12.5 billion in 2020, primarily due to increases of $1.1 billion, or 38.9%, in money market accounts, $455.3 million, or 28.6%, in interest bearing demand deposits, and $138.1 million, or 18.2%, in savings accounts, offset by decreases of $1.3 billion, or 17.7%, in time deposits.

Interest income decreased $34.1 million, or 4.9%, from $700.6 million in 2020 to $666.5 million in 2021 primarily due to decreases in the rate of loans:

●

Changes in volume: Average interest-earning assets increased $846.1 million, or 4.8%, to $18.5 billion in 2021, compared with the average interest-earning assets of $17.7 billion in 2020. Average loans increased $326.6 million and average interest-bearing deposits with other financial institutions increased $689.3 million in 2021. Offsetting the above increases was a decrease of $169.8 million in average investment securities. The changes in volume contributed to interest income increase of $12.4 million.

●

Changes in rate: The average yield of interest-bearing assets decreased to 3.59% in 2021 from 3.96% in 2020. The decrease in rate on loans resulted in a decrease of $42.0 million in interest income, the decrease in rate on deposits with other financial institutions resulted in a decrease of $708 thousand interest income, and the decrease in rate on investment securities resulted in a decrease of $3.8 million in interest income. The changes in rate contributed to interest income decrease of $46.5 million.

●

Change in the mix of interest-earning assets: Average gross loans, which generally have a higher yield than other types of investments, comprised 85.4% of total average interest-earning assets in 2021, a decrease from 87.6% in 2020. Average investment securities comprised 5.6% of total average interest-bearing assets in 2021, a decrease from 6.9% in 2020.

Interest expense decreased by $79.7 million, or 53.7%, to $68.8 million in 2021, compared with $148.5 million in 2020, primarily due to decreased cost from time deposits, FHLB advances, and long-term debt. The overall decrease in interest expense was primarily due to decreases in rates on interest bearing deposits, volume decreases in long term debts and volume and rate decreases in other borrowings as discussed below:

●

Changes in volume: Average interest-bearing deposits increased $434.2 billion, or 3.5%, offset by decreases of $250.5 million, or 76.8%, in average FHLB advances and other borrowings. The changes in volume caused a decrease in interest expense of $13.5 million.

●

Changes in rate: The average costs of interest-bearing deposits, FHLB advances and other borrowings, and long-term debt decreased to 0.48% and 1.57% and 4.85% in 2021 from 1.09%, 1.73%, and 4.86% in 2020, respectively. The changes in rate caused interest expense to decrease by $66.2 million.

●

Change in the mix of interest-bearing liabilities: Average interest-bearing deposits of $13.0 billion increased to 98.5% of total interest-bearing liabilities in 2021 compared to 96.6% in 2020. Offsetting the increase, average FHLB advances and other borrowings of $75.5 million decreased to 0.6% of total interest-bearing liabilities. Average long-term debt of $119.1 million remained unchanged at 0.9% of total interest-bearing liabilities in 2021 compared to 0.9% in 2020.

Net interest margin, defined as net interest income to average interest-earning assets, was 3.22% in 2021 compared to 3.12% in 2020.

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

Average interest-bearing deposits were $12.5 billion in 2020, an increase of $1.0 billion, or 8.7%, from $11.5 billion in 2019, primarily due to increases of $891.5 million, or 44.3%, in money market accounts, $301.2 million, or 23.3%, in interest bearing demand deposits, and $28.6 million, or 3.9%, in savings accounts, offset by decreases of $191.1 million, or 2.6%, in time deposits.

●	Interest income decreased $68.7 million, or 8.9%, from $769.3 million in 2019 to $700.6 million in 2020 primarily due to decreases in the rate of loans:

●

Changes in volume: Average interest-earning assets increased $1.5 billion, or 9.3%, to $17.7 billion in 2020, compared with the average interest-earning assets of $16.2 billion in 2019. Average loans increased $1.0 billion and average interest-bearing deposits with other financial institutions increased $707.0 million in 2020 which contributed to the increase in interest income. Offsetting the above increases was a decrease of $226.9 million in average investment securities. The changes in volume contributed to interest income increase of $47.6 million.

●

Changes in rate: The average yield of interest-bearing assets decreased to 3.96% in 2020 from 4.74% in 2019. The decrease in rate on loans resulted in a decrease of $100.0 million interest income, the decrease in rate on deposits with other financial institutions resulted in a decrease of $8.3 million interest income, and the decrease in rate on investment securities resulted in a decrease of $7.8 million interest income. The changes in rate contributed to interest income decrease of $116.3 million.

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

Interest expense decreased by $45.9 million, or 23.6%, to $148.5 million in 2020, compared with $194.4 million in 2019, primarily due to decreased cost from time deposits, FHLB advances, and long-term debt. The overall decrease in interest expense was primarily due to decreases in rates on interest bearing deposits, volume decreases in long term debts and volume and rate decreases in other borrowings as discussed below:

●

Changes in volume: Average interest-bearing deposits increased $1.0 billion, or 9.0%, offset by decreases of $53.8 million, or 14.2%, in average FHLB advances and other borrowings and decreases in average long-term debt of $45.8 million, or 27.8%. The changes in volume caused an increase in interest expense of $1.3 million.

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

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities in 2021, 2020 and 2019. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
			Average			Average			Average
	2021	Interest	Yield/	2020	Interest	Yield/	2019	Interest	Yield/
	Average	Income/	Rate	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	(1)(2)	Balance	Expense	(1)(2)	Balance	Expense	(1)(2)
	($ In thousands)
Interest-earning assets:
Total loans (1)	$15,827,550	$649,224	4.10%	$15,500,910	$677,193	4.37%	$14,510,678	$729,619	5.03%
Investment securities	1,046,187	14,151	1.35%	1,215,957	20,599	1.69%	1,442,820	33,037	2.29%
Federal Home Loan Bank stock	17,250	991	5.74%	17,300	952	5.50%	17,266	1,207	6.99%
Interest-bearing deposits	1,649,564	2,145	0.13%	960,276	1,830	0.19%	253,296	5,404	2.13%
Total interest-earning assets	$18,540,551	$666,511	3.59%	$17,694,443	$700,574	3.96%	$16,224,060	$769,267	4.74%
Non-interest earning assets:
Cash and due from banks	$157,952			$148,234			$199,917
Other non-earning assets	1,041,667			1,052,693			1,039,098
Total non-interest earning assets	$1,199,619			$1,200,927			$1,239,015
Less: Allowance for loan losses	(142,969)			(156,225)			(124,431)
Deferred loan fees	(5,664)			(2,291)			(1,377)
Total assets	$19,591,537			$18,736,854			$17,337,267

Interest-bearing liabilities:
Interest-bearing demand deposits	$2,047,177	$2,249	0.11%	$1,591,924	$2,816	0.18%	$1,290,752	$2,371	0.18%
Money market deposits	4,034,246	18,241	0.45%	2,903,837	21,574	0.74%	2,012,306	21,508	1.07%
Savings deposits	897,663	769	0.09%	759,581	1,006	0.13%	731,027	1,432	0.20%
Time deposits	5,979,191	40,542	0.68%	7,268,738	111,629	1.54%	7,459,800	152,791	2.05%
Total interest-bearing deposits	$12,958,277	$61,801	0.48%	$12,524,080	$137,025	1.09%	$11,493,885	$178,102	1.55%

Other borrowings	75,516	1,182	1.57%	326,023	5,648	1.73%	379,816	8,412	2.21%
Long-term debt	119,136	5,773	4.85%	119,136	5,791	4.86%	164,976	7,847	4.76%
Total interest-bearing liabilities	$13,152,929	$68,756	0.52%	$12,969,239	$148,464	1.14%	$12,038,677	$194,361	1.61%
Non-interest bearing liabilities:
Demand deposits	3,751,626			3,158,828			2,837,946
Other liabilities	223,961			249,052			251,002
Today equity	2,463,021			2,359,735			2,209,642
Total liabilities and equity	$19,591,537			$18,736,854			$17,337,267

Net interest spread			3.07%			2.82%			3.13%
Net interest income		$597,755			$552,110			$574,906
Net interest margin			3.22%			3.12%			3.54%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.

Net Interest Income — Changes Due to Rate and Volume (1)

	2021 - 2020			2020 - 2019
	Increase/(Decrease) in			Increase/(Decrease) in
	Net Interest Income Due to:			Net Interest Income Due to:
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
	(In thousands)
Interest-earning assets
Loans	$14,047	$(42,016)	$(27,969)	$47,556	$(99,982)	$(52,426)
Investment securities	(2,639)	(3,809)	(6,448)	(4,686)	(7,752)	(12,438)
Federal Home loan Bank stock	(2)	41	39	2	(257)	(255)
Deposits with other banks	1,023	(708)	315	4,727	(8,301)	(3,574)
Total changes in interest income	12,429	(46,492)	(34,063)	47,599	(116,292)	(68,693)

Interest-Bearing Liabilities
Interest-bearing demand deposits	674	(1,241)	(567)	536	(91)	445
Money market deposits	6,759	(10,092)	(3,333)	7,808	(7,742)	66
Savings deposits	161	(398)	(237)	54	(480)	(426)
Time deposits	(17,137)	(53,950)	(71,087)	(3,822)	(37,340)	(41,162)
Other borrowings	(3,969)	(497)	(4,466)	(1,089)	(1,675)	(2,764)
Long-term debt	—	(18)	(18)	(2,225)	169	(2,056)
Total changes in interest expense	(13,512)	(66,196)	(79,708)	1,262	(47,159)	(45,897)

Change in net interest income	$25,941	$19,704	$45,645	$46,337	$(69,133)	$(22,796)

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for Credit Losses

The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance for loan losses and an allowance for off-balance sheet unfunded credit commitments that management believes to be sufficient to absorb credit losses inherent in the Bank’s loan portfolio and credit commitments. The Bank recorded a reversal of $16.0 million for credit losses in 2021 compared with a provision of $57.5 million for credit losses in 2020, and a reversal of $7.0 million in 2019. Net charge-offs for 2021 were $17.6 million, or 0.11% of average loans, compared to net recoveries for 2020 of $14.2 million, or 0.09% of average loans, and net recoveries for 2019 of $7.8 million, or 0.05% of average loans.

Non-interest Income

Non-interest income increased $11.8 million, or 27.5%, to $54.6 million for 2021, from $42.8 million for 2020, compared to $44.8 million for 2019.  Non-interest income includes depository service fees, letters of credit commissions, securities gains (losses), gains (losses) from loan sales, gains from sale of premises and equipment, gains on acquisition, and other sources of fee income. These other fee-based services include wire transfer fees, safe deposit fees, fees on loan-related activities, fee income from our Wealth Management division, and foreign exchange fees.

Comparison of 2021 with 2020

The increase in non-interest income from 2020 to 2021 was primarily due to a $4.5 million increase in wealth management fees, $4.3 million increase in derivative fees and $1.3 million increase in the Bank Owned Life Insurance death benefit income.

Comparison of 2020 with 2019

The decrease in non-interest income from 2019 to 2020 was primarily due to a $6.9 million decrease in net gains from equity securities, offset in part by a $2.5 million increase in gain on low-income housing, a $1.5 million increase in gain on sales of securities, and a $1.3 million increase in fees and commissions income from wealth management.

Non-interest Expense

Non-interest expense includes expenses related to salaries and benefits of employees, occupancy expenses, marketing expenses, computer and equipment expenses, amortization of core deposit intangibles, amortization of investment is affordable housing and alternative energy partnerships, and other operating expenses.

Comparison of 2021 with 2020

Non-interest expense totaled $286.5 million in 2021 compared to $283.5 million in 2020. The increase of $3.1 million, or 1.1%, in non-interest expense in 2021 compared to 2020 was primarily due to a combination of the following:

●	Salaries and employee benefits increased $8.8 million, or 7.1%.
●	Professional Service increased $3.1 million, or 14.1%.
●	Computer and equipment expenses increased $2.5 million, or 22.2%.
●	Marketing expenses increased $1.7 million, or 32.3.%
●	Amortization of investments in affordable housing and alternative energy partnerships decreased $12.8 million, or 21.9%.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, decreased to 43.92% in 2021 compared to 47.65% in 2020 due primarily to an increase in non-interest expense and higher net interest income as explained above.

Comparison of 2020 with 2019

Non-interest expense totaled $283.5 million in 2020 compared to $277.3 million in 2019. The increase of $6.2 million, or 2.2%, in non-interest expense in 2020 compared to 2019 was primarily due to a combination of the following:

●	Amortization of investments in affordable housing and alternative energy partnerships increased $18.5 million, or 46.5%.
●	Salaries and employee benefits decreased $5.3 million, or 4.1%.
●	Other Real Estate Owned expenses decreased $4.2 million.
●	Marketing expenses decreased $2.4 million, or 31.1%.

The efficiency ratio, increased to 47.65% in 2020 compared to 44.75% in 2019 due primarily to an increase in non-interest expense and lower net interest income as explained above.

Income Tax Expense

Income tax expense was $83.5 million in 2021, compared to $25.1 million in 2020, and $70.2 million in 2019. The effective tax rate was 21.9% for 2021, 9.9% for 2020, and 20.1% for 2019. The effective tax rate includes the impact of low-income housing and alternative energy investments.

Our tax returns are open for audits by the Internal Revenue Service back to 2018 and by the California Franchise Tax Board back to 2017. The audit by the Internal Revenue Service for 2017 was completed in July 2020 and did not have an impact on income tax expense. From time to time, there may be differences of opinion with respect to the tax treatment accorded transactions. When, and if, such differences occur, and the related tax effects become probable and estimable, such amounts will be recognized.

Financial Condition

Total assets were $20.9 billion at December 31, 2021, an increase of $1.9 billion, or 10.0%, from $19 billion at December 31, 2020, primarily due to an increase of $1.0 billion in short-term investments and interest-bearing deposits, an increase of $726.6 million in net loans, and an increase of $89.3 million in securities available for sale and equity securities.

Investment Securities

Investment securities were $1.1 billion and represented 5.4% of total assets at December 31, 2021, compared with $1.0 billion and 5.4% of total assets at December 31, 2020. The following table summarizes the carrying value of our portfolio of securities for each of the past two years:

	As of December 31,
	2021	2020
	(In thousands)

Securities Available-for-Sale:
U.S. treasury securities	$—	$80,948
U.S. government agency entities	87,509	99,839
Mortgage-backed securities	888,665	727,068
Collateralized mortgage obligations	9,117	10,324
Corporate debt securities	142,018	118,371
Total	$1,127,309	$1,036,550

Equity Securities
Mutual funds	6,230	6,413
Preferred stock of government sponsored entities	1,811	5,485
Other equity securities	14,278	11,846
Total	$22,319	$23,744

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

In making this assessment, management considers the extent to which fair value is less than amortized cost, the payment structure of the security, failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. Any fair value changes that have not been recorded through an allowance for credit losses is recognized in other comprehensive income. In the current period, management evaluated the securities in an unrealized loss position and determined that their unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined the unrealized losses were not credit-related and recognized the unrealized losses in "other comprehensive income" in stockholders' equity. Although we periodically sell securities for portfolio for management purposes, we do not foresee having to sell any impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any impaired securities before recovery of their amortized cost.

Securities available-for-sale represented 5.4% of total assets as of December 31, 2021, compared to 5.4% of total assets as of December 31, 2020. Securities available-for-sale were $1.1 billion as of December 31, 2021, compared to $1.0 billion as of December 31, 2020.

The tables below show the related fair value and the gross unrealized losses of the Company’s investment portfolio, aggregated by investment category and the length of time that individual securities has been in a continuous unrealized loss position, as of December 31, 2021, and December 31, 2020:

	As of December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$—	$—	$—	$—	$—	$—
U.S. government agency entities	—	—	2,337	135	2,337	135
Mortgage-backed securities	527,276	6,659	6,496	755	533,772	7,414
Collateralized mortgage obligations	8,989	417	128	13	9,117	430
Corporate debt securities	103,720	2,122	19,468	532	123,188	2,654
Total	$639,985	$9,198	$28,429	$1,435	$668,414	$10,633

	As of December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$40,952	$6	$—	$—	$40,952	$6
U.S. government agency entities	26,390	102	40,009	444	66,399	546
Mortgage-backed securities	1,694	23	8,093	583	9,787	606
Collateralized mortgage obligations	10,131	25	193	9	10,324	34
Corporate debt securities	58,405	267	—	—	58,405	267
Total	$137,572	$423	$48,295	$1,036	$185,867	$1,459

The scheduled maturities and taxable-equivalent yields by security type are presented in the following table:

Securities Portfolio Maturity Distribution and Yield Analysis:

	As of December 31, 2021
		After One	After Five
	One Year	Year to	Years to	Over Ten
	or Less	Five Years	Ten Years	Years	Total
	(In thousands)
Maturity Distribution:
Securities Available-for-Sale:
U.S. treasury securities	$—	$—	$—	$—	$—
U.S. government agency entities	—	—	32,463	55,046	87,509
Mortgage-backed securities (1)	1	960	94,918	792,786	888,665
Collateralized mortgage obligations (1)	—	—	128	8,989	9,117
Corporate debt securities	5,009	123,188	13,821	—	142,018
Total	$5,010	$124,148	$141,330	$856,821	$1,127,309

Weighted-Average Yield:
Securities Available-for-Sale:
U.S. treasury securities	—%	—%	—%	—%	—%
U.S. government agency entities	—	—	0.67	0.79	0.74
Mortgage-backed securities (1)	3.49	2.85	2.92	2.24	2.32
Collateralized mortgage obligations (1)	—	—	3.88	1.57	1.60
Corporate debt securities	1.08	1.50	4.29	—	1.75
Total	1.08%	1.51%	2.54%	2.14%	2.12%

(1) Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.

Equity Securities

For the year ended December 31, 2021, the Company recognized a net loss of $1.4 million due to the decrease in fair value of equity investments with readily determinable fair values, compared to a net loss of $1.1 million in 2020. Equity securities were $22.3 million as of December 31, 2021, compared to $23.7 million as of December 31, 2020.

Loans

Loans represented 85.37% of average interest-earning assets during 2021, compared with 87.6% during 2020. Gross loans increased by $698.1 million, or 4.5%, to $16.3 billion at December 31, 2021, compared with $15.6 billion at December 31, 2020. The increase in gross loans was primarily attributable to the following:

●

Commercial mortgage loans increased $588.2 million, or 7.8%, to $8.1 billion at December 31, 2021, compared to $7.6 billion at December 31, 2020. Total commercial mortgage loans accounted for 49.8% of gross loans at December 31, 2021, compared to 48.3% at December 31, 2020. Commercial mortgage loans consist primarily of commercial retail properties, shopping centers, owner-occupied industrial facilities, office buildings, multiple-unit apartments, hotels, and multi-tenanted industrial properties, and are typically secured by first deeds of trust on such commercial properties.

●

Total residential mortgage loans increased by $36.6 million, or 0.9%, to $4.2 billion at December 31, 2021, compared to $4.1 billion at December 31, 2020, primarily due to the low level of interest rates, the originations of limited documentation mortgages, and loan purchases.

●

Commercial loans, including PPP loans, increased $145.6 million, or 5.1%, to $3.0 billion at December 31, 2021, compared to $2.8 billion at December 31, 2020. Commercial loans consist primarily of short-term loans (typically with a maturity of one year or less) to support general business purposes, or to provide working capital to businesses in the form of lines of credit, trade-finance loans, loans for commercial purposes secured by cash, and SBA loans.

●	Real estate construction loans decreased $68.5 million, or 10.1%, to $611.0 million at December 31, 2021, compared to $679.5 million at December 31, 2020.

Our lending relates predominantly to activities in the states of California, New York, Texas, Washington, Massachusetts, Illinois, New Jersey, Maryland, and Nevada. We also lend to domestic clients who are engaged in international trade. Loans outstanding in our branch in Hong Kong were $275.6 million as of December 31, 2021, compared to $280.5 million as of December 31, 2020.

The classification of loans by type and amount outstanding as of December 31 for each of the past five years is presented below:

	Loan Type and Mix

	As of December 31,
	2021	2020	2019	2018	2017
	(In thousands)

Commercial loans	$2,982,399	$2,836,833	$2,778,744	$2,741,965	$2,461,266
Residential mortgage loans and equity lines	4,601,493	4,569,944	4,436,561	3,943,820	3,242,354
Commercial mortgage loans	8,143,272	7,555,027	7,275,262	6,724,200	6,482,695
Real estate construction loans	611,031	679,492	579,864	581,454	678,805
Installment and other loans	4,284	3,100	5,050	4,349	5,170
Gross loans	16,342,479	15,644,396	15,075,481	13,995,788	12,870,290

Less:
Allowance for loan losses	(136,157)	(166,538)	(123,224)	(122,391)	(123,279)
Unamortized deferred loan fees	(4,321)	(2,494)	(626)	(1,565)	(3,245)
Total loans, net	$16,202,001	$15,475,364	$14,951,631	$13,871,832	$12,743,766
Loans held for sale	$—	$—	$—	$—	$8,000

The loan maturities in the table below are based on contractual maturities as of December 31, 2021. As is customary in the banking industry, loans that meet underwriting criteria can be renewed by mutual agreement between us and the borrower. Because we are unable to estimate the extent to which our borrowers will renew their loans, the table is based on contractual maturities. As a result, the data shown below should not be viewed as an indication of future cash flows.

Contractual Maturity of Loan Portfolio

	As of December 31, 2021
	Within One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial loans
Floating rate	$2,199,317	$440,483	$123,380	$2,763,180
Fixed rate	84,255	110,524	24,440	219,219
Residential mortgage loans and equity lines
Floating rate	45	524	3,017,285	3,017,854
Fixed rate	5,749	20,347	1,557,543	1,583,639
Commercial mortgage loans
Floating rate	451,166	1,801,562	3,581,961	5,834,689
Fixed rate	335,501	1,556,906	416,176	2,308,583
Real estate construction loans
Floating rate	392,149	214,589	4,285	611,023
Fixed rate	8	—	—	8
Installment and other loans
Floating rate	4,274	10	—	4,284
Fixed rate	—	—	—	—
Gross loans	$3,472,464	$4,144,945	$8,725,070	$16,342,479
Floating rate	3,046,951	2,457,168	6,726,911	12,231,030
Fixed rate	425,513	1,687,777	1,998,159	4,111,449
Gross loans	$3,472,464	$4,144,945	$8,725,070	$16,342,479
Allowance for loan losses				(136,157)
Unamortized deferred loan fees				(4,321)
Total loans, net				$16,202,001

Deposits

The Bank primarily uses customer deposits to fund its operations, and to a lesser extent advances from the Federal Home Loan Bank (“FHLB”), and other borrowings. The Bank’s deposits are generally obtained from the Bank’s geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Although the vast majority of the Bank’s deposits are retail in nature, the Bank does engage in certain wholesale activities, primarily accepting deposits generated by brokers. The Bank considers wholesale deposits to be an alternative borrowing source rather than a customer relationship and, as such, their levels are determined by management’s decisions as to the most economic funding sources. Brokered-deposits totaled $394.0 million, or 2.2%, of total deposits, at December 31, 2021, compared to $1.2 billion, or 7.2%, at December 31, 2020.

The Bank’s total deposits increased $2.0 billion, or 12.4%, to $18.1 billion at December 31, 2021, from $16.1 billion at December 31, 2020, primarily due to a $1.3 billion, or 37.3%, increase in money market deposits, a $1.1 billion, or 33.5%, increase in non-interest-bearing demand deposits, a $596.3 million, or 31.0%, increase in NOW deposits offset by a $1.2 billion, or 17.3% decrease in time deposits. The following table displays the deposit mix balances as of the end of the past three years:

	Deposit Mix

	Year Ended December 31,
	2021		2020		2019
	Amount	%	Amount	%	Amount	%
	(In thousands)
Deposits
Non-interest-bearing demand deposits	$4,492,054	24.9%	$3,365,086	20.9%	$2,871,444	19.5%
Interest bearing demand deposits	2,522,442	14.0	1,926,135	12.0	1,358,152	9.2
Money market deposits	4,611,579	25.5	3,359,191	20.8	2,260,764	15.4
Savings deposits	915,515	5.1	785,672	4.9	758,903	5.2
Time deposits	5,517,252	30.5	6,673,317	41.4	7,443,045	50.7
Total deposits	$18,058,842	100.0%	$16,109,401	100.0%	$14,692,308	100.0%

Average total deposits increased $1.0 billion, or 6.5%, to $16.7 billion in 2021, compared with average total deposits of $15.7 billion in 2020.

The following table displays average deposits and rates for the past five years:

	Average Deposits and Average Rates

	Year Ended December 31,
	2021		2020		2019		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands)
Deposits
Non-interest-bearing demand deposits	$3,751,626	—%	$3,158,828	—%	$2,837,946	—%	$2,819,711	—%	$2,599,109	—%
Interest bearing demand deposits	2,047,177	0.11	1,591,924	0.18	1,290,752	0.18	1,389,326	0.20	1,304,052	0.17
Money market deposits	4,034,246	0.45	2,903,837	0.74	2,012,306	1.07	2,200,847	0.74	2,360,188	0.64
Savings deposits	897,663	0.09	759,581	0.13	731,027	0.20	791,982	0.20	834,973	0.21
Time deposits	5,979,191	0.68	7,268,738	1.54	7,459,800	2.05	6,031,061	1.43	4,947,052	0.95
Total deposits	$16,709,903	0.37%	$15,682,908	0.87%	$14,331,831	1.24%	$13,232,927	0.81%	$12,045,374	0.55%

Management considers the Bank’s time deposits of $250 thousand or more, which totaled $2.9 billion at December 31, 2021, to be generally less volatile than other wholesale funding sources primarily because approximately 92.7% of the Bank’s CDs of $250 thousand or more have been on deposit with the Bank for two years or more.  Management monitors the CDs of $250 thousand or more portfolio to help identify any changes in the deposit behavior in the market and of the Bank’s customers.

Approximately 96.4% of the Bank’s CDs mature within one year as of December 31, 2021. The following tables display time deposits by maturity:

	Time Deposits by Maturity

	At December 31, 2021
	Time Deposits - under $100,000	Time Deposits - $100,000 and over	Total Time Deposits
	(In thousands)
Less than three months	$411,064	$1,789,581	$2,200,645
Three to six months	97,319	880,230	977,549
Six to twelve months	177,505	1,963,107	2,140,612
Over one year	63,665	134,781	198,446
Total	$749,553	$4,767,699	$5,517,252

Percent of total deposits	4.2%	26.4%	30.6%

The following table displays time deposits with a remaining term of more than one year at December 31, 2021:

Maturities of Time Deposits with a Remaining Term
of More Than One Year for Each
of the Five Years Following December 31, 2021

(In thousands)
2023	$139,734
2024	$58,088
2025	$144
2026	$467
2027	$13

Borrowings

Borrowings include securities sold under agreements to repurchase, Federal funds purchased, funds obtained as advances from the FHLB of San Francisco, and borrowings from other financial institutions.

As of December 31, 2021, there were no over-night borrowings from the FHLB in both 2021 and 2020. As of December 31, 2021, the advances from the FHLB were $20.0 million at a weighted average rate of 2.89% compared to $150.0 million at a weighted average rate of 2.15% as of December 31, 2020. As of December 31, 2021, final maturity for the FHLB advances is $20.0 million in May 2023.

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

At December 31, 2021, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 2.38%, compared to $119.1 million with a weighted average rate of 2.40% at December 31, 2020. The Junior Subordinated Notes have a stated maturity term of 30 years and qualify as Total Capital for these periods.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in the Consolidated Balance Sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets.

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

Capital Resources

Stockholders’ Equity

Total equity was $2.4 billion at December 31, 2021, an increase of $28.1 million, or 1.2%, from $2.4 billion at December 31, 2020, primarily due to net income of $298.3 million, proceeds from dividend reinvestment of $3.6 million, and stock based compensation of $6.0 million, offset by other comprehensive income of $8.4 million, shares withheld related to net share settlement of RSUs of $2.6 million, purchase of treasury stock of $167.1 million, and common stock cash dividends of $99.3 million. The Company paid cash dividends of $1.27 per common share in 2021, $1.24 per common share in 2020, and $1.24 per common share in 2019.

On April 1, 2021, the Board of Directors approved a stock repurchase program to buy back up to $75.0 million of Bancorp’s common stock. The $75 million share repurchased program was completed on August 5, 2021, with the repurchase of 1,832,481 shares for a total of $75.0 million, at an average cost of $40.93 per share.

On September 2, 2021, the Board of Directors approved a new stock repurchase program to buy back up to $125.0 million of the Bancorp’s common stock. As of December 31, 2021, the Company repurchased 2,153,576 shares of common stock for a total of $92.1 million, at an average cost of $42.77 per share.

Capital Adequacy

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements. The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At December 31, 2021, the Company’s Tier 1 risk-based capital ratio of 12.80%, total risk-based capital ratio of 14.41%, and Tier 1 leverage capital ratio of 10.40%, calculated under the Basel III Capital Rules, continue to place the Company in the “well capitalized” category for regulatory purposes, which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%. At December 31, 2020, the Company’s Tier 1 risk-based capital ratio was 13.53%, total risk-based capital ratio was 15.47%, and Tier 1 leverage capital ratio was 10.94%.

A table displaying the Bancorp’s and the Bank’s capital and leverage ratios at December 31, 2021, and 2020, is included in Note 21 to the Consolidated Financial Statements.

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. We increased the common stock dividend from $0.24 per share in the fourth quarter of 2017, to $0.31 per share in the fourth quarter of 2018, to $0.34 per share in the fourth quarter of 2021. The amount of future dividends will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors. The terms of our Junior Subordinated Notes also limit our ability to pay dividends. If we are not current in our payment of dividends on our Junior Subordinated Notes, we may not pay dividends on our common stock.

Substantially all of the revenues of the Company available for payment of dividends derive from amounts paid to it by the Bank. The Bank paid dividends to the Bancorp totaling $230.0 million during 2021, $146.0 million during 2020, and $239.0 million during 2019.

The Federal Reserve Board issued Federal Reserve Supervision and Regulation Letter SR-09-4 that states that bank holding companies are expected to inform and consult with the Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid.

Under California State banking law, the Bank may not without regulatory approval pay a cash dividend which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2021, was restricted to approximately $207.8 million. For additional information on statutory and regulatory limitations on the ability of Bancorp to pay dividends to its shareholders and on the Bank to pay dividends to Bancorp, see “Item 1. Business-Regulation and Supervision — Dividends.”

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

Total non-performing portfolio assets decreased $5.9 million, or 7.6%, to $71.7 million at December 31, 2021, compared to $77.6 million at December 31, 2020, primarily due to a decrease of $3.5 million, $1.8 million and $0.6 million in accruing loans past due 90 days or more, nonaccrual loans and OREO, respectively.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets decreased to 0.44% at December 31, 2021, from 0.50% at December 31, 2020. The non-performing portfolio loan, excluding loans held for sale, coverage ratio, defined as the allowance for credit losses to non-performing loans, excluding loans held for sale, decreased to 212.9% at December 31, 2021, from 237.3% at December 31, 2020. The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	As of December 31,
	2021	2020	2019	2018	2017
	(In thousands)
Accruing loans past due 90 days or more	$1,439	$4,982	$6,409	$3,773	$—
Non-accrual loans	65,846	67,684	40,523	41,815	48,787
Total non-performing loans	67,285	72,666	46,932	45,588	48,787
Other real estate owned	4,368	4,918	10,244	12,674	9,442
Total non-performing assets	$71,653	$77,584	$57,176	$58,262	$58,229

Accruing troubled debt restructurings (TDRs)	$12,837	$27,721	$35,336	$65,071	$68,565
Non-accrual TDRs (included in non-accrual loans)	$8,175	$8,985	$18,048	$24,189	$33,416
Non-accrual loans held for sale	$—	$—	$—	$—	$8,000
Non-performing assets as a percentage of gross loans and OREO at year-end	0.44%	0.50%	0.38%	0.42%	0.45%
Allowance for credit losses as a percentage of gross loans	0.88%	1.10%	0.84%	0.89%	0.99%
Allowance for credit losses as a percentage of non-performing loans	212.91%	237.27%	270.77%	273.41%	262.09%

The effect of non-accrual loans on interest income for the past five years is presented below:

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(In thousands)
Non-accrual Loans
Contractual interest due	$4,032	$3,093	$1,775	$1,618	$3,254
Interest recognized	1,074	1,008	85	66	86
Net interest foregone	$2,958	$2,085	$1,690	$1,552	$3,168

As of December 31, 2021, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

Non-accrual Loans

Total non-accrual portfolio loans were $65.8 million at December 31, 2021, decreased $1.9 million, or 2.8%, from $67.7 million at December 31, 2020. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	December 31, 2021		December 31, 2020
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$12,456	$7,697	$7,126	$9,031
Commercial real estate	36,832	338	37,471	338
Land	—	2,744	—	2,634
Personal property (UCC)	—	5,779	—	11,084
Total	$49,288	$16,558	$44,597	$23,087

(1)   Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

	December 31, 2021		December 31, 2020
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$13,775	$—	$12,875	$33
Wholesale/Retail	24,600	12,468	25,291	11,290
Import/Export	—	3,190	—	6,191
Other	10,913	900	6,431	5,573
Total	$49,288	$16,558	$44,597	$23,087

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

The CARES Act as extended by the CAA permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and is intended to provide interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. Such conditions include the following (i) the loan modification is made between March 1, 2020, and the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019.

A summary of TDRs by type of loan and by accrual/non-accrual status as of the dates indicated is shown below:

	December 31, 2021
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$3,368	$—	$—	$3,368
Commercial mortgage loans	438	5,522	168	6,128
Residential mortgage loans	1,464	249	1,628	3,341
Total accruing TDRs	$5,270	$5,771	$1,796	$12,837

	December 31, 2021
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$7,717	$—	$—	$7,717
Residential mortgage loans	458	—	—	458
Total non-accrual TDRs	$8,175	$—	$—	$8,175

	December 31, 2020
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$3,983	$—	$—	$3,983
Commercial mortgage loans	515	5,635	13,425	19,575
Residential mortgage loans	1,724	275	2,164	4,163
Total accruing TDRs	$6,222	$5,910	$15,589	$27,721

	December 31, 2020
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$8,462	$—	$—	$8,462
Residential mortgage loans	523	—	—	523
Total non-accrual TDRs	$8,985	$—	$—	$8,985

Impaired Loans

Prior to January 1, 2021, a loan was considered to be impaired when it was probable that we would be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency of over 90 days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a TDRs. Those loans with a balance less than our defined selection criteria, generally when a loan amount is $500,000 or less, were treated as a homogeneous portfolio. If loans meeting the defined criteria were not collateral dependent, we measured the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria were collateral dependent, we measured the impairment by using the loan’s observable market price or the fair value of the collateral.

We generally obtained an appraisal to determine the amount of impairment at the date that the loan became impaired. The appraisals were based on “as is” or bulk sale valuations. To ensure that appraised values remained current, we obtained an updated appraisal every twelve months from qualified independent appraisers. If the fair value of the collateral, less cost to sell, was less than the recorded amount of the loan, we then recognized impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan was expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs (which range between 3% to 6% of the fair value, depending on the size of impaired loan), is charged off against the allowance for loan losses. Non-accrual impaired loans, including TDRs, were not returned to accrual status unless the unpaid interest has been brought current and full repayment of the recorded balance was expected or if the borrower had made six consecutive monthly payments of the scheduled amounts due, and TDRs were reviewed for continued impairment until they are no longer reported as TDRs.

As of December 31, 2021, recorded investment in non-accrual loans was $65.8 million. As of December 31, 2020, recorded investment in impaired loans totaled $95.4 million and was comprised of non-accrual loans of $67.7 million and accruing TDRs of $27.7 million. For non-accrual loans, the amounts previously charged off represent 10.7% of the contractual balances for non-accrual loans as of December 31, 2021. For impaired loans, the amounts previously charged off represents 7.1% as of December 31, 2020, of the contractual balances for impaired loans. As of December 31, 2021, $49.3 million, or 74.9%, of the $65.8 million of non-accrual loans were secured by real estate compared to $44.6 million, or 65.9% of the $67.7 million of non-accrual loans that were secured by real estate as of December 31, 2020. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

At December 31, 2020, $6.4 million of the $166.5 million allowance for loan losses was allocated for impaired loans and $160.1 million was allocated to the general allowance.

The allowance for loan losses to non-performing loans was 202.4% at December 31, 2021, compared to 229.2% at December 31, 2020, primarily due to an increase in the non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents non-accrual loans and the related allowance as of December 31, 2021:

	As of December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance:
Commercial loans	$15,879	$11,342	$—
Commercial mortgage loans	24,437	21,209	—
Residential mortgage and equity lines	6,020	5,850	—
Subtotal	$46,336	$38,401	$—
With allocated allowance:
Commercial loans	$14,294	$5,217	$894
Commercial mortgage loans	17,930	16,964	3,631
Residential mortgage and equity lines	6,048	5,264	22
Subtotal	$38,272	$27,445	$4,547
Total non-accrual loans	$84,608	$65,846	$4,547

In connection with the adoption of ASU 2016-13, the Company no longer provides information on impaired loans. The following table presents impaired loans and the related allowance as of December 31, 2020:

	Impaired Loans
	As of December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance:
Commercial loans	$23,784	$20,698	$—
Real estate construction loans	5,776	4,286	—
Commercial mortgage loans	22,877	22,287	—
Residential mortgage and equity lines	6,379	6,307	—
Subtotal	$58,816	$53,578	$—
With allocated allowance:
Commercial loans	$13,703	$6,372	$1,030
Commercial mortgage loans	31,134	31,003	5,254
Residential mortgage and equity lines	5,005	4,452	145
Subtotal	$49,842	$41,827	$6,429
Total impaired loans	$108,658	$95,405	$6,429

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

As of December 31, 2021, construction loans of $520.5 million were disbursed with pre-established interest reserves of $51.1 million compared to $643.5 million of such loans disbursed with pre-established interest reserves of $71.0 million at December 31, 2020.  The balance for construction loans with interest reserves which have been extended was $20.4 million with pre-established interest reserves of $0.4 million at December 31, 2021, compared to $127.0 million with pre-established interest reserves of $4.4 million at December 31, 2020.  Land loans of $46.2 million were disbursed with pre-established interest reserves of $0.6 million at December 31, 2021, compared to $24.7 million land loans disbursed with pre-established interest reserves of $0.5 million at December 31, 2020.  The balance for land loans with interest reserves which have been renewed was $0.9 million at December 31, 2021, with pre-established interest reserves of $58 thousand, compared to $0.9 million land loans with pre-established interest reserves of $58 thousand at December 31, 2020.

At December 31, 2021 and December 31, 2020, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2021 and 2020, there was zero and $4.3 million of non-accrual non-residential construction loans that were originated with pre-established interest reserves, respectively.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the high-density Asian-populated areas of Southern and Northern California; New York City; New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Nevada; New Jersey; Rockville, Maryland and Las Vegas, Nevada. The Company also has loan customers in Hong Kong. The Company has no specific industry concentration, and generally our loans are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects our loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There are no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of December 31, 2021, or as of December 31, 2020.

The Federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution's total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 31% of total risk-based capital as of December 31, 2021, and 35% as of December 31, 2020. Total CRE loans represented 285% of total risk-based capital as of December 31, 2021, and 273% as of December 31, 2020, which were within the Bank’s internal limit of 400%, of total capital. See Part I — Item 1A — “Risk Factors” for a discussion of some of the factors that may affect us.

Allowance for Credit Losses

The Bank maintains the allowance for credit losses at a level that the Bank’s management considers appropriate to cover the estimated and known inherent risks in the loan portfolio and off-balance sheet unfunded credit commitments. Allowance for credit losses is comprised of allowances for loan losses and for off-balance sheet unfunded credit commitments. With this risk management objective, the Bank’s management has an established monitoring system that is designed to identify individually evaluated and potential problem loans, and to permit periodic evaluation of impairment and the appropriate level of the allowance for credit losses in a timely manner.

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

The allowance for loan losses was $136.2 million and the allowance for off-balance sheet unfunded credit commitments was $7.1 million at December 31, 2021, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $143.3 million at December 31, 2021, compared to $172.4 million at December 31, 2020, a decrease of $29.1 million, or 16.9%. The allowance for credit losses represented 0.9% of period-end gross loans and 212.9% of non-performing loans at December 31, 2021. The comparable ratios were 1.10% of period-end gross loans and 237.3% of non-performing loans at December 31, 2020.

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

Our critical accounting policies and estimates are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report Form 10-K. For more information, please also see Note 1, Summary of Significant Accounting Policies contained in Item 8, Financial Statements and Supplementary Data.

Expected Credit Losses Estimate for Loans

In January 2021, we adopted ASC 326, which replaces the incurred loss methodology with an expected loss methodology.  The allowance for credit losses on loans held for investment is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for loan losses is reported as a reduction of the amortized cost basis of loans, while the reserve for unfunded loan commitments is included within “Other liabilities” on the Consolidated Balance Sheets. The amortized cost basis of loans does not include interest receivable, which is included in “Other assets” on the Consolidated Balance Sheets. The “Provision for credit losses” on the Consolidated Statement of Operations and Comprehensive Income is a combination of the provision for loan losses and the provision for unfunded loan commitments.

Under the CECL methodology, expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of prepayments and available information about the collectability of cash flows, including information about relevant historical experience, current conditions, and reasonable and supportable forecasts of future events and circumstances. Thus, the CECL methodology incorporates a broad range of information in developing credit loss estimates. For further information regarding the calculation of the allowance for credit losses on loans held for investment using the CECL methodology effective January 1, 2021, see Notes 1 and 4 to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

In calculating our allowance for credit losses for the year ended 2021, the change in Moody’s forecast of future GDP, unemployment rates, CRE and home price indexes, resulted in a decrease in the allowance for credit losses. Our methodology and framework along with the 8-quarter reasonable and supportable forecast period and the 4-quarter reversion period have remained consistent since the implementation of CECL on January 1, 2021. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.

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

The Company’s CECL methodology utilizes an eight-quarter reasonable and supportable (“R&S”) forecast period, and a four-quarter reversion period. Management relies on multiple forecasts, blending them into a single loss estimate. Generally speaking, the blended scenario approach would include the Baseline, the Alternative Scenario 1 – Upside – 10th Percentile and the Alternative Scenario 3 – Downside – 90th Percentile forecasts. After the R&S period, the Company will revert straight-line for the four-quarter reversion period to the long-term loss rates for each of the six portfolios of loans.  The contractual term excludes renewals and modifications but includes pre-approved extensions and prepayment assumptions where applicable.

Our allowance for credit losses is sensitive to a number of inputs, including macroeconomic forecast assumptions and credit rating migrations during the period. Our macroeconomic forecasts used in determining the December 31, 2021, allowance for credit losses consisted of three scenarios. The baseline scenario reflects ongoing GDP growth and falling unemployment in 2022, generally in line with market expectations, and consistent with waning COVID transmission and improved supply chains. The upside scenario reflects a faster recovery in consumer spending and stronger productivity growth in 2022 relative to the baseline scenario. The downside scenario contemplates a double-dip recession due to resurgent COVID infections that results in negative GDP growth, rising unemployment, and deteriorating credit conditions in early 2022. We placed the most weight on our baseline scenario, with the remaining weighting split equally between the upside and downside scenarios.

Keeping all other factors constant, we estimate that if we had applied 100% weighting to the downside scenario, the allowance for credit losses as of December 31, 2021, would have been approximately $80.3 million higher. This estimate is intended to reflect the sensitivity of the allowance for credit losses to changes in our scenario weights and is not intended to be indicative of future changes in the allowance for credit losses.

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

The following table sets forth the information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the past five years:

Allowance for Credit Losses

	Amount Outstanding as of December 31,
	2021	2020	2019	2018	2017
	(In thousands)
Allowance for loan losses
Balance at beginning of year	$166,538	$123,224	$122,391	$123,279	$118,966
Impact of ASU 2016-13 adoption	(1,560)	—	—	—	—
Adjusted beginning balance	$164,978	$123,224	$122,391	$123,279	$118,966
(Reversal)/provision for credit losses	(11,210)	57,500	(7,000)	(4,500)	(2,500)
Charge-offs :
Commercial loans	(20,051)	(21,996)	(6,997)	(629)	(3,313)
Real estate loans	(3)	—	—	(2,577)	(860)
Total charge-offs	(20,054)	(21,996)	(6,997)	(3,206)	(4,173)
Recoveries:
Commercial loans	1,706	7,267	4,155	1,875	3,402
Construction loans	76	—	4,612	177	229
Real estate loans	661	543	6,063	4,766	7,336
Installment loans and other loans	—	—	—	—	19
Total recoveries	2,443	7,810	14,830	6,818	10,986
Balance at end of period	$136,157	$166,538	$123,224	$122,391	$123,279

Reserve for off-balance sheet credit commitments
Balance at beginning of year	$5,880	$3,855	$2,250	$4,588	$3,224
Impact of ASU 2016-13 adoption	6,018	—	—	—	—
Adjusted beginning balance	$11,898	$3,855	$2,250	$4,588	$3,224
(Reversal)/provision for credit losses	(4,798)	2,025	1,605	(2,338)	1,364
Balance at the end of period	$7,100	$5,880	$3,855	$2,250	$4,588

Average loans outstanding during the year (1)	$15,827,550	$15,500,910	$14,510,678	$13,280,665	$11,936,389
Ratio of net charge-offs/(recoveries) to average loans outstanding during the year (1)	0.11%	0.09%	(0.05)%	(0.03)%	(0.06)%
Provision/(reversal) for credit losses to average loans outstanding during the year (1)	(0.07)%	0.37%	(0.05)%	(0.03)%	(0.02)%
Allowance for credit losses to non-performing portfolio loans at year-end (2)	212.91%	237.27%	270.77%	273.41%	262.09%
Allowance for credit losses to gross loans at year-end (1)	0.88%	1.10%	0.84%	0.89%	0.99%

(1) Excluding loans held for sale
(2) Excluding non-accrual loans held for sale

Prior to January 1, 2021, our allowance for loan losses consisted of the following:

•	Specific allowance: For impaired loans, we provide specific allowances for loans that are not collateral dependent based on an evaluation of the present value of the expected future cash flows discounted at the loan’s effective interest rate and for loans that are collateral dependent based on the fair value of the underlying collateral determined by the most recent valuation information received, which may be adjusted based on factors such as changes in market conditions from the time of valuation. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established.

•	General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan types and common risk characteristics. The non-impaired loans are grouped into 19 segments: two commercial segments, ten commercial real estate segments, one residential construction segment, one non-residential construction segment, one SBA segment, one installment loans segment, one residential mortgage segment, one equity lines of credit segment, and one overdrafts segment. The allowance is provided for each segmented group based on the group’s historical loan loss experience aggregated based on loan risk classifications which take into account the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral if collateral dependent, charge-off history, management’s knowledge of the portfolio, general economic conditions, environmental factors including the trends in delinquency and non-accrual, and other significant factors, such as the national and local economy, volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and concentration of credit. Management also reviews reports on past-due loans to ensure appropriate classification. In the fourth quarter of 2016, management reevaluated and increased the look back period from five to eight years to capture historical loan losses from the last recession. The look back period is anchored from the first quarter of 2009 and has been extended through forty-eight quarters through the fourth quarter of 2020. The general allowance is affected by loan volumes, quarterly net charge-offs/recoveries and historical loss rates. In addition, risk factor calculations for pass rated loans included a specified loss emergence period and were determined based on five-year average of observed net losses, unless trends would indicate that a different weighting would be appropriate. These refinements maintained the Bank’s allowance at a level consistent with the prior quarter.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	As of December 31,
	2021		2020		2019		2018		2017
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to Average		to Average		to Average		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans
	(In thousands)
Type of Loans:
Commercial loans	$43,394	18.4%	$68,742	18.8%	$57,021	18.9%	$54,978	19.1%	$49,796	19.1%
Residential mortgage loans and equity lines	25,379	28.7	17,737	29.4	13,108	29.1	14,282	26.9	11,013	24.5
Commercial mortgage loans	61,081	48.7	49,205	47.8	33,602	48.0	33,487	49.5	37,610	51.2
Real estate construction loans	6,302	4.2	30,854	4.0	19,474	4.0	19,626	4.5	24,838	5.2
Installment and other loans	1	—	—	—	19	—	18	—	22	—
Total	$136,157	100.0%	$166,538	100.0%	$123,224	100.0%	$122,391	100.0%	$123,279	100.0%

The allowance allocated to commercial loans was $43.4 million at December 31, 2021, compared to $68.7 million at December 31, 2020. The decrease is due primarily to a decrease in the allowance of $31.5 million from the adoption of ASU 2016-13 and net charge offs of $18.3 million offset by a provision for loan losses of $24.5 million.

The allowance allocated to residential mortgage loans and equity lines was $25.4 million at December 31, 2021, compared to $17.7 million at December 31, 2020. The increase is due primarily to an increase in the allowance of $19.2 million from the adoption of ASU 2016-13 offset by a reversal for loan losses of $11.9 million related to improvements in projected future macro-economic conditions in 2021.

The allowance allocated to commercial mortgage loans was $61.1 million at December 31, 2021, compared to $49.2 million at December 31, 2020. The increase is due primarily to an increase in the allowance of $35.0 million from the adoption of ASU 2016-13 offset by a reversal for loan losses of $23.4 million related to the improvements in projected future macro-economic conditions in 2021.

The allowance allocated for construction loans decreased to $6.3 million at December 31, 2021, from $30.9 million at December 31, 2020. The decrease is due primarily to a decrease in the allowance of $24.3 million from the adoption of ASU 2016-13. The $24.3 million decrease in allowance was primarily due to a change in methodology from the incurred loss model in 2020 to CECL based modeling in 2021. Under the CECL based modeling, the allowance is determined using actual loss experience, average life of loans, loan-to-collateral value among other factors, as compared to only historical loss experience used in incurred loss model.

Please also see Part I — Item 1A — “Risk Factors” for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. For December 2021, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 17.3% compared to 14.7% for December 2020.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2021, the Bank had an approved credit line with the FHLB of San Francisco totaling $5.0 billion. Total advances from the FHLB of San Francisco were $20 million and standby letter of credits issued by FHLB on the Company’s behalf were $676.4 million as of December 31, 2021. These borrowings bear fixed rates and are secured by loans. See Note 8 to the Consolidated Financial Statements. At December 31, 2021, the Bank pledged $773.3 thousand of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $2.4 million from the Federal Reserve Bank Discount Window at December 31, 2021.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, securities available-for-sale and equity securities. At December 31, 2021, securities available-for-sale totaled $1.1 billion, with $30.5 million pledged as collateral for borrowings and other commitments. The remaining $1.1 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 96% of our time deposits mature within one year or less as of December 31, 2021. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and anticipate that the outflow can be replenished through our normal growth in deposits. As of December 31, 2021, management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs. Deposits and other sources of liquidity, however, may be adversely impacted by the COVID-19 pandemic.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020-04 is effective for all entities as of March 12, 2020, through December 31, 2022. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022. In January 2021, the FASB issued ASU 2021-01 as subsequent amendments, which expanded the scope of Topic 848 to include all affected derivatives and clarified certain optional expedients and exceptions regarding the hedge accounting for derivative contracts affected by the discounting transition. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Management meets regularly to monitor the interest rate risk, the sensitivity of our assets and liabilities to interest rate changes, the book and fair values of assets and liabilities, our investment activities, and changes in the composition of our interest earning assets and interest-bearing liabilities. Our strategy has been to seek to reduce the sensitivity of our earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of our assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Further, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while interest rates on other types may lag behind.

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

We establish a tolerance level in our policy for net interest income volatility of plus or minus 5% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At December 31, 2021, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 9.43%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 19.63%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 1.30%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 1.51%.

Our simulation model also projects the net market value of our portfolio of assets and liabilities. We have established a tolerance level to value the net market value of our portfolio of assets and liabilities in our policy to a change of not less than 0% when the hypothetical rate change is plus or minus 200 basis points. At December 31, 2021, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net market value of our portfolio of assets and liabilities would increase by 12.23%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net market value of our assets and liabilities would decrease by 7.11%.

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

Quantitative Information about Interest Rate Risk

The following table shows the carrying value of our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, as well as the instruments’ total fair values at December 31, 2021, and 2020. For assets, expected maturities are based on contractual maturity. For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits. We use certain assumptions to estimate fair values and expected maturities that are described in Note 15 to the Consolidated Financial Statements. Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts. Off-balance sheet financial instruments represent fair values. The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

								December 31,
	Average							2021		2020
	Interest	Expected Maturity Date at December 31,							Fair		Fair
	Rate	2022	2023	2024	2025	2026	Thereafter	Total	Value	Total	Value
	(In thousands)
Interest-Sensitive Assets:
Mortgage-backed securities and collateralized mortgage obligations	2.31%	$1	$63	$6	$489	$401	$896,820	$897,780	$897,780	$737,392	$737,392
Other investment securities	1.37%	$5,009	$10,003	$20,407	$19,468	$73,311	$101,331	$229,529	$229,529	$299,158	$299,158
Loans	3.94%	$3,472,465	$1,097,728	$771,523	$823,619	$1,452,075	$8,725,069	$16,342,479	$16,499,869	$15,644,396	$16,103,471
Interest Sensitive Liabilities:
Other interest-bearing deposits	0.26%	$1,581,346	$974,311	$697,815	$475,278	$2,420,707	$1,900,079	$8,049,536	$8,049,536	$6,070,998	$6,070,998
Time deposits	0.68%	$5,318,805	$139,735	$58,088	$144	$467	$13	$5,517,252	$5,510,130	$6,673,317	$6,689,724
Advances from the Federal Home Loan Bank	2.89%	$—	$20,000	$—	$—	$—	$—	$20,000	$21,279	$150,000	$155,133
Other borrowings	—%	$—	$—	$—	$—	$—	$23,145	$23,145	$18,945	$23,714	$19,632
Long-term debt	2.38%	$—	$—	$—	$—	$—	$119,136	$119,136	$62,274	$119,136	$65,487

Off-Balance Sheet Financial Instruments:
Commitments to extend credit		$1,256,102	$795,636	$352,971	$145,828	$165,536	$581,290	$3,297,363	$(12,594)	$2,977,528	$(8,432)
Standby letters of credit		$170,748	$6,437	$1,428	$29,635	$1,146	$57,095	$266,489	$(2,640)	$234,200	$(1,630)
Other letters of credit		$16,652	$—	$—	$—	$—	$—	$16,652	$(13)	$16,821	$(16)
Bill of lading guarantees		$—	$—	$—	$—	$—	$—	$—	$—	$238	$—

Financial Derivatives

It is our policy not to speculate on the future direction of interest rates. However, from to time, we may enter into financial derivatives in order to seek mitigation of exposure to interest rate risks related to our interest-earning assets and interest-bearing liabilities. We believe that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in our assets or liabilities and against risk in specific transactions. In such instances, we may enter into interest rate swap contracts or other types of financial derivatives. Prior to considering any hedging activities, we seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges must be approved by the Bank’s Investment Committee.

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

The Company offers various interest rate derivative contracts to its customers. When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements. As of December 31, 2021 and 2020, the Company had outstanding interest rate derivative contracts with certain customers and third-party financial institutions with a notional amount of $457.0 million and $83.2 million, respectively.

In May 2014, the Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. As of December 31, 2021, and 2020, the ineffective portion of these interest rates swaps was not significant.

The notional amount and net unrealized loss of the Company’s cash flow derivative financial instruments as of December 31, 2021, and December 31, 2020, were as follows:

	December 31, 2021	December 31, 2020
Cash flow swap hedges:	($ in thousands)
Notional	$119,136	$119,136
Weighted average fixed rate-pay	2.61%	2.61%
Weighted average variable rate-receive	0.16%	0.44%

Unrealized loss, net of taxes (1)	$(3,276)	$(6,890)

	Year ended
	December 31, 2021	December 31, 2020
Periodic net settlement of swaps (2)	$2,949	$2,193

(1)-Included in other comprehensive income.
(2)-the amount of periodic net settlement of interest rate swaps was included in interest expense.

As of December 31, 2021, the Bank’s outstanding interest rate swap contracts had a notional amount of $324.8 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of December 31, 2021, and 2020, the ineffective portion of these interest rate swaps was not significant.

The Company has designated as a partial-term hedging election $404.4 million and $25.0 million notional as last-of-layer hedge on pool of loans with a notational value of $748.6 million and $44.7 million as of December 31, 2021 and 2020, respectively. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into a pay-fixed and receive 1-Month LIBOR interest rate swap to convert the last-of-layer $404.4 million portion of a $748.6 million fixed rate loan tranche in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranche. As of December 31, 2021 and 2020, the last-of-layer loan tranche had a fair value basis adjustment of $30 thousand and $342 thousand, respectively. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $5.9 million as of December 31, 2021, and $11.9 million as of December 31, 2020.

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of December 31, 2021, and December 31, 2020, were as follows:

	December 31, 2021	December 31, 2020
Fair value swap hedges:	($ in thousands)
Notional	$729,280	$478,266
Weighted average fixed rate-pay	2.65%	4.56%
Weighted average variable rate spread	1.31%	2.46%
Weighted average variable rate-receive	1.43%	3.11%

Net unrealized loss (1)	$(1,013)	$(15,082)

	Year ended
	December 31, 2021	December 31, 2020
Periodic net settlement of SWAPs (2)	$(9,345)	$(7,719)

(1)-the amount is included in other non-interest income.
(2)-the amount of periodic net settlement of interest rate swaps was included in interest income.

From time to time, the Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of December 31, 2021, and December 31, 2020, were as follows:

	December 31, 2021	December 31, 2020
Derivative financial instruments not designated as hedging instruments:	(In thousands)
Notional amounts:
Option contracts	$676	$—
Forward, and swap contracts with positive fair value	$181,997	$151,244
Forward, and swap contracts with negative fair value	$51,782	$132,813
Fair value:
Option contracts	$2,911	$—
Forward, and swap contracts with positive fair value	$1,113	$4,658
Forward, and swap contracts with negative fair value	$(327)	$(2,200)

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

There have not been any changes in the Company’s disclosure controls and procedures that occurred during its fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, these controls and procedures.

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

As of December 31, 2021, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021.

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” below.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cathay General Bancorp:

Opinion on Internal Control Over Financial Reporting

We have audited Cathay General Bancorp and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Los Angeles, California
February 28, 2022

Item 9B.         Other Information

None.

Item 9C.         Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning our, directors, compliance with Section 16 of the Securities Exchange Act of 1934, the code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, and matters relating to corporate governance is incorporated herein by reference from the information set forth under the captions “Proposal One—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors and Corporate Governance” and “Code of Ethics” in our Definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders (our “Proxy Statement”).

The information required by this item concerning our executive officers is set forth in Part I – Item 1. Business – Executive Officers of the Registrant in this Annual Report on Form 10-K.

Item 11. Executive Compensation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2021, with respect to compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)]
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	$—	1,861,104
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	$—	1,861,104

Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference from the information set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Proposal One—Election of Directors— Security Ownership of Nominees, Continuing Directors, and Named Executive Officers” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information set forth under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “Board of Directors and Corporate Governance— Director Independence” in our Proxy Statement.

Item 14. Principal Accounting Fees and Services

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

3.1

Restated Certificate of Incorporation. Previously filed with the Securities and Exchange Commission on February 29, 2016, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.

3.1.1

Amendment to Restated Certificate of Incorporation. Previously filed with the Securities and Exchange Commission on February 29, 2016, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.

3.2

Amended and Restated Bylaws, effective February 16, 2017. Previously filed with the Securities and Exchange Commission on February 17, 2017, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference.

3.3

Certificate of Designation of Series A Junior Participating Preferred Stock. Previously filed with the Securities and Exchange Commission on February 28, 2012, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.

3.4

Certificate of Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series B. Previously filed with the Securities and Exchange Commission on March 3, 2014, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

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

4.1.3	Form of Capital Security Certificate of Cathay Capital Trust III (included within Exhibit 4.1.1).

4.2+	Description of the Bancorp’s Common Stock.

10.1+	Form of Indemnification Agreement between the Bancorp and its directors and certain officers.

10.2**

Cathay Bank Employee Stock Ownership Plan, as amended and restated effective December 22, 2015. Previously filed with the Securities and Exchange Commission on March 1, 2018, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.

10.2.1**

Amendment No. 1 to the Cathay Bank Employee Stock Ownership Plan, as amended and restated effective December 22, 2015. Previously filed with the Securities and Exchange Commission on March 1, 2018, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.

10.2.2**

Amendment No. 2 to the Cathay Bank Employee Stock Ownership Plan, as amended and restated effective December 22, 2015. Previously filed with the Securities and Exchange Commission on March 1, 2018, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.

10.2.3**

Amendment No. 3 to the Cathay Bank Employee Stock Ownership Plan, as amended and restated effective December 22, 2015. Previously filed with the Securities and Exchange Commission on August 9, 2018, as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, and incorporated herein by reference.

10.3

Dividend Reinvestment Plan and Stock Purchase Plan (Amended and Restated) of the Bancorp. Previously filed with the Securities and Exchange Commission on July 27, 2015, as an exhibit to Registration Statement No. 333-205888, and incorporated herein by reference.

10.4**

Cathay Bank Bonus Deferral Agreement (Amended and Restated). Previously filed with the Securities and Exchange Commission on March 1, 2013, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.

10.5.1**

Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated). Previously filed with the Securities and Exchange Commission on February 29, 2016 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31,2015 and incorporated herein by reference.

10.5.2**

Executive Officer Annual Cash Bonus Program under the Company’s 2005 Incentive Plan (As Amended and Restated). Previously filed with the Securities and Exchange Commission on March 2, 2020 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

10.5.3**

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – EPS), used to award performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on December 21, 2016, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference.

10.5.4**

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – TSR), used to award performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on December 21, 2016, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference.

10.5.5**

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – ROA), used to award performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on December 21, 2016, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference.

10.5.6**

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Clawback Rider), used in connection with award of performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on December 21, 2016, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference.

10.5.7**

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Time-Based Shares). Previously filed with the Securities and Exchange Commission on March 30, 2017, as an exhibit to the Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.

10.5.8**

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Clawback Rider), used in connection with award of time-based restricted stock units. Previously filed with the Securities and Exchange Commission on March 30, 2017, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference.

10.5.9**

Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Immediate Vesting/Deferred Distribution). Previously filed with the Securities and Exchange Commission on May 10, 2018, as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference.

10.6**

Amended and Restated Change of Control Employment Agreement for Dunson K. Cheng dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.6.1**

Amended and Restated Change of Control Employment Agreement for Heng W. Chen dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.6.2**

Amended and Restated Change of Control Employment Agreement for Kim R. Bingham dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 3, 2014, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.7**

Form of Change of Control Employment Agreement to be entered into with Executive Officers on or after July 16, 2020. Previously filed with the Securities and Exchange Commission on August 7, 2020 as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.8**

Change of Control Employment Agreement for Chang M. Liu dated as of July 16, 2020. Previously filed with the Securities and Exchange Commission on November 9, 2020 as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference.

10.9**

Employment Agreement for Chang M. Liu dated as of July 16, 2020.  Previously filed with the Securities and Exchange Commission on November 9, 2020 as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference.

21.1+	Subsidiaries of the Bancorp.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

**         Management contract or compensatory plan or arrangement.

+           Filed herewith.

++         Furnished herewith pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cathay General Bancorp

By:	/s/ Chang M. Liu
Chang M. Liu President and Chief Executive Officer

Date: February 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chang M. Liu	President and Chief Executive Officer, and Director	February 28, 2022
Chang M. Liu	(principal executive officer)

/s/ Heng W. Chen	Executive Vice President,	February 28, 2022
Heng W. Chen	Chief Financial Officer/Treasurer (principal financial officer) (principal accounting officer)

/s/ Dunson K. Cheng	Executive Chairman of	February 28, 2022
Dunson K. Cheng	the Board

/s/ Peter Wu	Vice Chairman of the Board	February 28, 2022
Peter Wu

/s/ Anthony M. Tang	Vice Chairman of the Board	February 28, 2022
Anthony M. Tang

/s/ Kelly L. Chan	Director	February 28, 2022
Kelly L. Chan

/s/ Nelson Chung	Director	February 28, 2022
Nelson Chung

/s/ Felix S. Fernandez	Director	February 28, 2022
Felix S. Fernandez

/s/ Jane Jelenko	Director	February 28, 2022
Jane Jelenko

/s/ Maan-Huei Hung	Director	February 28, 2022
Maan-Huei Hung

/s/ Joseph C.H. Poon	Director	February 28, 2022
Joseph C.H. Poon

/s/ Richard Sun	Director	February 28, 2022
Richard Sun

/s/ Shally Wang	Director	February 28, 2022
Shally Wang

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2021 and 2020	F-5

Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2021, 2020, and 2019	F-6

Consolidated Statements of Changes in Stockholders' Equity for each of the years ended December 31, 2021, 2020, and 2019	F-7

Consolidated Statements of Cash Flows for each of the years ended December 31, 2021, 2020 and 2019	F-8

Notes to Consolidated Financial Statements	F-9

Parent-only condensed financial information of Cathay General Bancorp is included in Note 19 to the Consolidated Financial Statements in this Annual Report on Form 10-K	F-9

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cathay General Bancorp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cathay General Bancorp and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 and Note 4 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2021 due to the adoption of ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.

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

Allowance for credit losses for loans evaluated on a collective basis modeled using an econometric methodology

As discussed in Note 1 and Note 4 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (ASC Topic 326), as of January 1, 2021. The total allowance for credit losses as of January 1, 2021 and December 31, 2021 was $165.0 and $136.2 million, respectively, a substantial portion of which relates to the allowance for loan losses on loans evaluated on a collective basis over residential mortgages, commercial and industrial loans, construction loans, commercial real estate for multifamily loans, commercial real estate for owner-occupied loans, and other commercial real estate loans (hereafter “six portfolios”) using a methodology that includes both econometric regression models and certain qualitative loss factors (the January 1, 2021 collective ALL and December 31, 2021 collective ALL, respectively, together the collective ALL). The collective ALL includes the measure of expected credit losses on a collective basis by pooling those loans that share similar risk characteristics into these six portfolios. The collective ALL methodology uses historical credit loss experience as a basis for estimation of expected credit losses at the collective pool basis over the contractual term of the loans, adjusted for expected prepayments when appropriate. The Company estimates the collective ALL using the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables, to historical credit performance for each of the six portfolios. Loss given default rates are computed based on the net charge-offs recognized divided by the expected exposure at default of defaulted loans. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments.  The collective ALL incorporates reasonable and supportable forecasts of various macroeconomic variables over a two-year reasonable and supportable forecast period, reverting straight line to long term loss rates over the one year reversion period.  Adjustments to historical loss information are made for differences in current loan specific risk characteristics as well as for changes in environmental conditions.  The adjustments, or qualitative loss factors, consider idiosyncratic risk factors, conditions that may not be reflected in quantitatively derived results, or other relevant factors to seek to ensure the allowance for credit losses reflects the Company's best estimate of current expected credit losses.

We identified the assessment of the collective ALL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment of the collective ALL methodology, including the econometric models used to estimate expected loss and their significant assumptions. Such significant assumptions included portfolio segmentation, prepayments, the period over which loss history is considered, the economic forecast scenarios and their weightings and macroeconomic variables, the length of the reasonable and supportable forecast period and corresponding reversion period, and risk ratings. The assessment also included the evaluation of the qualitative loss factors. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ALL, including controls over the:

●	development of the collective ALL methodology

●	development of the econometric models

●	identification and determination of the significant assumptions used in the econometric models

●	development of the qualitative loss factors

●	determination of risk ratings

●	analysis of the collective ALL results, trends, and ratios.

We evaluated the Company’s process to develop the collective ALL by testing certain sources of data, factors, and assumptions used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

●	evaluating the collective ALL methodology for compliance with U.S. generally accepted accounting principles

●

evaluating judgments made relative to the development and performance monitoring of the econometric models, by comparing them to Company-specific metrics and trends and the applicable industry and regulatory practices

●	assessing the conceptual soundness and performance testing of the econometric models by inspecting the model documentation to determine whether the models are suitable for their intended use

●

evaluating the economic forecast scenarios and underlying assumptions driving the macroeconomic forecasts, including the determination of the reasonable and supportable forecast period and weightings used by comparing them to the Company’s business environment and relevant industry practice

●	determining whether the loan portfolio is segmented by similar risk characteristics by comparing to specific portfolio risk characteristics and trends

●	testing individual risk ratings for a selection of loans by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral

●

evaluating the methodology used to develop certain qualitative loss factors and the effect of those qualitative loss factors on the collective ALL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the econometric models

We also assessed the sufficiency of audit evidence obtained related to the collective ALL by evaluating the:

●	cumulative results of the audit procedures

●	qualitative aspects of the Company’s accounting practices

●	potential bias in the accounting estimates

/s/ KPMG LLP

We have served as the Company’s auditor since 1991.

Los Angeles, California
February 28, 2022

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$134,141	$138,616
Short-term investments and interest-bearing deposits	2,315,563	1,282,462
Securities available-for-sale (amortized cost of $1,126,867 in 2021 and $1,019,230 in 2020)	1,127,309	1,036,550
Loans	16,342,479	15,644,396
Less: Allowance for loan losses	(136,157)	(166,538)
Unamortized deferred loan fees, net	(4,321)	(2,494)
Loans, net	16,202,001	15,475,364
Equity securities	22,319	23,744
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	4,368	4,918
Affordable housing investments and alternative energy partnerships, net	299,211	309,016
Premises and equipment, net	99,402	102,998
Customers’ liability on acceptances	8,112	13,753
Accrued interest receivable	56,994	59,032
Goodwill	372,189	372,189
Other intangible assets, net	4,627	5,434
Right-of-use assets- operating leases	27,834	30,919
Other assets	195,403	170,889
Total assets	$20,886,723	$19,043,134

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing demand deposits	$4,492,054	$3,365,086
Interest-bearing deposits:
NOW deposits	2,522,442	1,926,135
Money market deposits	4,611,579	3,359,191
Savings deposits	915,515	785,672
Time deposits	5,517,252	6,673,317
Total deposits	18,058,842	16,109,401

Advances from the Federal Home Loan Bank	20,000	150,000
Other borrowings for affordable housing investments	23,145	23,714
Long-term debt	119,136	119,136
Acceptances outstanding	8,112	13,753
Lease liabilities - operating leases	30,694	33,484
Other liabilities	180,543	175,502
Total liabilities	18,440,472	16,624,990
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 90,871,860 issued and 75,750,862 outstanding at December 31, 2021, and 90,643,206 issued and 79,508,265 outstanding at December 31, 2020	909	906
Additional paid-in-capital	972,474	964,734
Accumulated other comprehensive income, net	(3,065)	5,310
Retained earnings	1,985,168	1,789,325
Treasury stock, at cost (15,120,998 shares at December 31, 2021, and 11,134,941 shares at December 31, 2020)	(509,235)	(342,131)
Total equity	2,446,251	2,418,144
Total liabilities and equity	$20,886,723	$19,043,134

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except share
	and per share data)
Interest and Dividend Income
Loan receivable	$649,224	$677,193	$729,619
Investment securities	14,151	20,599	33,037
Federal Home Loan Bank stock	991	952	1,207
Deposits with banks	2,145	1,830	5,404
Total interest and dividend income	666,511	700,574	769,267

Interest Expense
Time deposits	40,542	111,629	152,791
Other deposits	21,259	25,396	25,311
Advances from the Federal Home Loan Bank	1,182	5,299	7,441
Long-term debt	5,773	5,791	7,847
Deferred payments from acquisition	—	115	568
Short-term borrowings	—	234	403
Total interest expense	68,756	148,464	194,361
Net interest income before provision/(reversal) for credit losses	597,755	552,110	574,906
Provision/(reversal) for credit losses	(16,008)	57,500	(7,000)
Net interest income after provision/(reversal) for credit losses	613,763	494,610	581,906

Non-Interest Income
Net (losses)/gains from equity securities	(1,426)	(1,148)	5,736
Securities gains, net	853	1,695	211
Letters of credit commissions	7,103	6,741	6,407
Depository service fees	5,584	4,949	4,763
Other operating income	42,489	30,583	27,634
Total non-interest income	54,603	42,820	44,751

Non-Interest Expense
Salaries and employee benefits	132,795	124,022	129,300
Occupancy expense	20,318	20,634	22,004
Computer and equipment expense	13,549	11,133	11,113
Professional services expense	23,666	21,856	23,107
Data processing service expense	13,607	14,897	13,210
FDIC and State assessments	7,132	8,999	9,617
Marketing expense	6,913	5,224	7,585
Other real estate owned expense/(income)	343	(3,091)	1,115
Amortization of investments in low income housing and alternative energy partnerships	45,447	58,225	39,731
Amortization of core deposit premium	687	687	687
Cost associated with debt redemption	732	693	—
Acquisition, integration and reorganization costs	1,425	—	—
Other operating expense	19,909	20,186	19,819
Total non-interest expense	286,523	283,465	277,288

Income before income tax expense	381,843	253,965	349,369
Income tax expense	83,539	25,105	70,234
Net income	$298,304	$228,860	$279,135

Other Comprehensive Income/(Loss), Net of Tax:
Unrealized holding gains/(losses) on securities available for sale	(11,388)	7,680	23,628
Unrealized holding (losses)/gains on cash flow hedge derivatives	3,614	(3,478)	(3,171)
Less: reclassification adjustment for gains included in net income	601	1,194	149
Total other comprehensive income/(loss), net of tax	(8,375)	3,008	20,308
Total comprehensive income	$289,929	$231,868	$299,443

Net Income Per Common Share
Basic	$3.81	$2.88	$3.49
Diluted	$3.80	$2.87	$3.48
Cash dividends paid per common share	$1.27	$1.24	$1.24
Average Common Shares Outstanding:
Basic	78,268,369	79,584,560	79,999,703
Diluted	78,570,638	79,777,847	80,247,893

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other			Total
(In thousands, except number of shares)	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Earnings	Stock	Equity
Balance at December 31, 2018	80,501,948	$898	$942,062	$(18,006)	$1,479,149	$(282,237)	$2,121,866

Dividend Reinvestment Plan	93,143	1	3,365	—	—	—	3,366
Restricted stock units vested	123,762	1	—	—	—	—	1
Shares withheld related to net share settlement of RSUs	—	—	(2,311)	—	—	—	(2,311)
Stock issued to directors	21,160	—	749	—	—	—	749
Purchases of treasury stock	(1,010,594)	—	—	—	—	(36,301)	(36,301)
Stock -based compensation	—	—	6,601	—	—	—	6,601
Cash dividends of $1.24 per share	—	—	—	—	(99,131)	—	(99,131)
Other comprehensive income	—	—	—	20,308	—	—	20,308
Net income	—	—	—	—	279,135	—	279,135
Balance at December 31, 2019	79,729,419	$900	$950,466	$2,302	$1,659,153	$(318,538)	$2,294,283

Dividend Reinvestment Plan	358,157	4	9,773	—	—	—	9,777
Restricted stock units vested	189,557	2	—	—	—	—	2
Shares withheld related to net share settlement of RSUs	—	—	(1,911)	—	—	—	(1,911)
Stock issued to directors	31,110	—	800	—	—	—	800
Purchases of treasury stock	(799,978)	—	—	—	—	(23,593)	(23,593)
Stock -based compensation	—	—	5,606	—	—	—	5,606
Cash dividends of $1.24 per share	—	—	—	—	(98,688)	—	(98,688)
Other comprehensive income	—	—	—	3,008	—	—	3,008
Net income	—	—	—	—	228,860	—	228,860
Balance at December 31, 2020	79,508,265	$906	$964,734	$5,310	$1,789,325	$(342,131)	$2,418,144

Cumulative effect of change in accounting principle related to ASC 326 (1)	—	—	—	—	(3,139)	—	(3,139)
Dividend Reinvestment Plan	84,011	1	3,562	—	—	—	3,563
Restricted stock units vested	123,893	2	—	—	—	—	2
Shares withheld related to net share settlement of RSUs	—	—	(2,632)	—	—	—	(2,632)
Stock issued to directors	20,750	—	850	—	—	—	850
Purchases of treasury stock	(3,986,057)	—	—	—	—	(167,104)	(167,104)
Stock -based compensation	—	—	5,960	—	—	—	5,960
Cash dividends of $1.27 per share	—	—	—	—	(99,322)	—	(99,322)
Other comprehensive income	—	—	—	(8,375)	—	—	(8,375)
Net income	—	—	—	—	298,304	—	298,304
Balance at December 31, 2021	75,750,862	$909	$972,474	$(3,065)	$1,985,168	$(509,235)	$2,446,251

(1) Represents the impact of the adoption of Accounting Standards Update ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) on January 1, 2021.

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash Flows from Operating Activities
Net income	$298,304	$228,860	$279,135
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal)/provision for credit losses	(16,008)	57,500	(7,000)
Provision for losses on other real estate owned	17	717	681
Deferred tax (benefit)/ provision	9,168	(9,486)	9,825
Depreciation and amortization	7,956	7,660	6,756
Amortization of right-of-use asset	8,160	8,852	8,366
Change in operating lease liabilities	(2,790)	(2,389)	(7,157)
Net gains on sale and transfers of other real estate owned	(57)	(4,216)	(212)
Net gains on sale of loans	(357)	(413)	(804)
Proceeds from sale of loans	5,351	11,098	75,257
Originations of loans held for sale	(4,994)	(10,685)	(2,241)
Loss on sales or disposal of fixed assets	55	45	14
Amortization of alternative energy partnerships, venture capital and other investments	45,447	58,131	39,898
Net gain on sales and calls of securities	(853)	(1,695)	(211)
Amortization/accretion of security premiums/discount, net	7,865	8,617	3,834
Unrealized loss/(gain) on equity securities	2,036	1,148	(5,736)
Stock-based compensation and stock issued to officers as compensation	6,810	6,406	7,350
Net change in accrued interest receivable and other assets	(34,196)	(21,247)	6,163
Net change in other liabilities	2,403	(18,948)	21,061
Net cash provided by operating activities	334,317	319,955	434,979

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(560,140)	(434,165)	(770,206)
Proceeds from repayment, maturity, and call of investment securities available-for-sale	424,386	734,485	296,721
Proceeds from sale of investment securities available-for-sale	21,102	117,249	293,849
Proceeds from sale of equity securities	—	3,112	2,829
Purchase of Federal Home Loan Bank stock	—	(840)	(1,815)
Redemption of Federal Home Loan Bank stock	—	1,680	975
Net increase in loans	(715,862)	(583,136)	(1,147,019)
Purchase of premises and equipment	(3,728)	(5,778)	(7,133)
Benefits received on bank owned life insurance	2,752	—	—
Proceeds from sales of other real estate owned	795	4,308	2,822
Net increase in investment in affordable housing and alternative energy partnerships	(29,229)	(79,119)	(52,697)
Net cash used for investing activities	(859,924)	(242,204)	(1,381,674)

Cash Flows from Financing Activities
Net increase in deposits	1,949,728	1,417,310	989,942
Advances from Federal Home Loan Bank	50,000	1,450,000	4,355,000
Repayment of Federal Home Loan Bank borrowings	(180,000)	(1,970,000)	(4,215,000)
Cash dividends paid	(99,322)	(98,688)	(99,131)
Purchase of treasury stock	(167,104)	(23,593)	(36,301)
Proceeds from issuance of short-term borrowings	—	—	25,683
Repayment of short-term borrowings	—	(25,683)	—
Repayment of other borrowings	—	(7,663)	(81,065)
Proceeds from shares issued under Dividend Reinvestment Plan	3,563	9,777	3,366
Taxes paid related to net share settlement of RSUs	(2,632)	(1,911)	(2,311)
Net cash provided by financing activities	1,554,233	749,549	940,183
Increase/(Decrease) in cash, cash equivalents, and restricted cash	1,028,626	827,300	(6,512)
Cash, cash equivalents, and restricted cash, beginning of the year	1,421,078	593,778	600,290
Cash, cash equivalents, and restricted cash, end of the period	$2,449,704	$1,421,078	$593,778

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$75,486	$162,434	$182,527
Income taxes	$92,691	$45,371	$61,548
Non-cash investing and financing activities:
Net change in unrealized holding (loss)/gain on securities available-for-sale, net of tax	$(11,989)	$6,486	$23,479
Net change in unrealized holding gain/(loss) on cash flow hedge derivatives	$3,614	$(3,478)	$(3,171)
Transfers to other real estate owned from loans held for investment	$205	$—	$860
Loans transferred to loans held for sale	$—	$—	$75,285

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Summary of Significant Accounting Policies

The accompanying Consolidated Financial Statements include the accounts of Cathay General Bancorp (the “Bancorp”), a Delaware corporation, its wholly-owned subsidiaries, Cathay Bank (the “Bank”), a California state-chartered bank, ten limited partnerships investing in affordable housing projects, and GBC Venture Capital, Inc. (together, the “Company,” “we,” “us,” or “our”). All significant inter-company transactions and balances have been eliminated in consolidation. The Consolidated Financial Statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry.

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

Concentrations. The Bank was incorporated in California and started its business from California. Therefore, loans originated, and deposits solicited were mainly from California. As of December 31, 2021, gross loans were primarily comprised of 49.8% of commercial mortgage loans, 25.6% of residential mortgage loans, and 18.3% of commercial loans. As of December 31, 2021, approximately 48.7% of the Bank’s residential mortgages were for properties located in California.

Securities Available for Sale. Prior to January 1, 2021, available-for-sale (“AFS”) debt securities were measured at fair value and declines in the fair value were reviewed to determine whether the impairment was other-than-temporary. If we did not expect to recover the entire amortized cost basis of the security, then an other-than-temporary impairment (“OTTI”) was considered to have occurred. The cost basis of the security was written down to its estimated fair value and the amount of the write-down was recognized through a charge to earnings. If the amount of the amortized cost basis expected to be recovered increased in a future period, the cost basis of the security was not increased but rather recognized prospectively through interest income.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

A debt security is placed on nonaccrual status at the time any principal or interest payments become delinquent by 90 days or greater. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. No interest was reversed against interest income during the period.

Allowance for Credit Losses on Available for Sale Securities. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value with the credit component of the unrealized loss of the impaired AFS debt security recognized as an allowance for credit losses, and a corresponding provision for credit losses on the consolidated statement of income and the non-credit component is recognized in other comprehensive income (loss), net of applicable taxes. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, the payment structure of the security, failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. Any fair value changes that have not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provision for credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

The amortized cost of the Company’s AFS debt securities exclude accrued interest, which is included in “accrued interest receivable” on the Consolidated Balance Sheets. The Company has made an accounting policy election not to measure an allowance for credit losses for accrued interest receivables on AFS debt securities since the Company timely reverses any previously accrued interest when the debt security remains in default for an extended period. As each AFS debt security has a unique security structure, where the accrual status is clearly determined when certain criteria listed in the terms are met, the Company assesses the default status of each security as defined by the debt security’s specific security structure.

Trading securities are reported at fair value, with unrealized gains or losses included in income.

Investment in Federal Home Loan Bank (“FHLB”) Stock. As a member of the FHLB system the Bank is required to maintain an investment in the capital stock of the FHLB. The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB. FHLB stock is carried at cost and is pledged as collateral to the FHLB. FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value. The carrying amount of the FHLB stock was $17.3 million at December 31, 2021, and 2020. As of December 31, 2021, the Company owned 172,500 shares of FHLB stock, which exceeded the minimum stock requirement of 150,000 shares.

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

Allowance for Credit Losses on Loans Held for Investment. Effective January 1, 2021, and upon the adoption of ASU 2016-13, the Company replaced the incurred loss accounting approach with the current expected credit loss (“CECL”) approach for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, GDP, unemployment rates, CRE and home price indexes, and reasonable and supportable economic forecasts of future events and circumstances.

The ACL on loans held for investment is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for loan losses is reported as a reduction of the amortized cost basis of loans, while the reserve for unfunded loan commitments is included within "other liabilities" on the Consolidated Balance Sheets. The amortized cost basis of loans does not include accrued interest receivable, which is included in "accrued interest receivable" on the Consolidated Balance Sheets. The "Provision for credit losses" on the Consolidated Statements of Operations and Comprehensive Income is a combination of the provision for loan losses and the provision for unfunded loan commitments.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Under the Company’s CECL approach, management estimates the ACL using relevant available information from internal and external sources, relating to past events, GDP, unemployment rates, CRE and home price indexes, and reasonable and supportable economic forecasts that vary by loan portfolio. We use economic forecasts from Moody’s Analytics in this process. The economic forecast is updated monthly; therefore, the one used for each quarter-end calculation is generally based on a one-month lag based on the timing of when the forecast is released. The Company does not consider a one-month lag to create a material difference but will consider any subsequent material changes to our estimated loss forecasts as deemed appropriate. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in gross domestic product (or “GDP”), unemployment rates, property values, or other relevant factors.

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

The Company’s CECL methodology utilizes an eight-quarter R&S forecast period, and a four-quarter reversion period. Management relies on multiple forecasts, blending them into a single loss estimate. Generally speaking, the blended scenario approach would include the Baseline, the Alternative Scenario 1 – Upside – 10th Percentile and the Alternative Scenario 3 – Downside – 90th Percentile forecasts. After the R&S period, the Company will revert straight-line for the four-quarter reversion period to the long-term loss rates for each of the six portfolios of loans.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

Under the Company’s CECL methodology, the qualitative portion of the reserve on pooled loans represents management’s judgment of additional considerations to account for internal and external risk factors that are not adequately measured in the quantitative reserve. The qualitative loss factors consider idiosyncratic risk factors, conditions that may not be reflected in quantitatively derived results, or other relevant factors to seek to ensure the allowance for credit losses reflects our best estimate of current expected credit losses. The qualitative reserves include reserves for policy exceptions, experience of management and staff, level of competition in the lending environment, weak risk identification, lack of historical experience with residential mortgage loans made to non-U.S. residents, oil & gas, included as part of the C&I loan portfolio, and the higher risk characteristics of purchased syndicated loans. Current and forecasted economic trends and underlying market values for collateral dependent loans also are considered within the econometric models described above.

The Company’s CECL methodology requires a significant amount of management judgment in determining the appropriate allowance for credit losses. Several of the steps in the methodology involve judgment and are subjective in nature including, among other things: segmenting the loan portfolio; determining the period over which loss history to consider; selecting predictive econometric regression models that use appropriate macroeconomic variables; determining the methodology to forecast prepayments; selecting the most appropriate economic forecast scenario; determining the length of the R&S forecast and reversion periods; estimating expected utilization rates on unfunded loan commitments; and assessing relevant and appropriate qualitative factors. In addition, the CECL methodology is dependent on economic forecasts that are inherently imprecise and will change from period to period. Although the allowance for credit losses is considered by management to be appropriate, there can be no assurance that it will be sufficient to absorb future losses.

Management believes the allowance for credit losses is appropriate for the CECL in our loan portfolio and associated unfunded commitments, and the risk ratings and inherent loss rates currently assigned are reasonable and appropriate as of the reporting date.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Individually Evaluated Loans.  Loans that do not share similar risk characteristics with other financial assets are individually evaluated for impairment and excluded from loan pools used within the collective evaluation of estimated credit losses. We defined the following criteria for what constitutes a “default”, which results in a loan no longer sharing similar risk characteristics with other loans, and therefore requires an individual evaluation for expected credit losses. The criteria for default may include any one of the following: on nonaccrual status, modified under a troubled debt restructuring, or payment delinquency of 90 days or more.

Allowance for Loan Losses.  Prior to January 1, 2021, the determination of the amount of the provision for loan losses charged to operations reflects management’s current judgment about the credit quality of the loan portfolio and takes into consideration changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio and in the terms of loans, changes in the experience, ability and depth of lending management, changes in the volume and severity of past due, non-accrual and adversely classified or graded loans, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, the existence and effect of any concentrations of credit and the effect of competition, legal and regulatory requirements, and other external factors. The nature of the process by which loan losses is determined and the appropriate allowance for loan losses requires the exercise of considerable judgment. The allowance is increased or decreased by the provision or credit to the allowance for loan losses and decreased by charge-offs when management believes the uncollectability of a loan is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

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

Impaired Loans. Prior to January 1, 2021, a loan was considered impaired when it was probable that we would be unable to collect all amounts due according to the contractual terms of the loan or lease agreement. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. When loans are placed on an impaired status, previously accrued but unpaid interest is reversed against current income and subsequent payments received are generally first applied toward the outstanding principal balance of the loan.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) as extended by the Consolidated Appropriation Act, 2021 (“CAA”) permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and is intended to provide interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. Such conditions include the following (i) the loan modification is made between March 1, 2020, and the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019.

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

Other Real Estate Owned (“OREO”). Real estate acquired in the settlement of loans is initially recorded at fair value, less estimated costs to sell. Specific valuation allowances on other real estate owned are recorded through charges to operations to recognize declines in fair value subsequent to foreclosure. Gain or loss on sale is recognized when certain criteria relating to the buyer’s initial and continuing investment in the property are met.

Investments in Affordable Housing Partnerships and Other Tax Credit Investments. The Company is a limited partner in limited partnerships that invest in low-income housing projects that are intended to qualify for Federal and/or State income tax credits and limited partnerships that invests in alternative energy systems that are intended to qualify for alternative energy tax credits. As further discussed in Note 5 to the Consolidated Financial Statements, the partnership interests are accounted for utilizing the equity method of accounting. As of December 31, 2021, ten of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The Company therefore consolidated the financial statements of these ten limited partnerships into the Consolidated Financial Statements. The tax credits from these partnerships are recognized in the consolidated financial statements to the extent they are utilized on the Company’s income tax returns. The investments are reviewed for impairment on an annual basis or on an interim basis if an event occurred that would trigger potential impairment.

Investments in Venture Capital. The Company invests in limited partnerships that invest in nonpublic companies. These are commonly referred to as venture capital investments. These limited partnership interests are carried under the cost method with other-than-temporary impairment charged against net income.

Goodwill and Goodwill Impairment. Goodwill and other intangible assets are assessed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company performed its annual impairment test and determined no impairment existed as of December 31, 2021.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

Statement of Cash Flows. Cash and cash equivalents include short-term highly liquid investments that generally have an original maturity of three months or less.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Accounting Standards adopted in 2021

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  This update requires an entity to use a broader range of R&S forecasts, in addition to historical experience and current conditions, to develop an expected credit loss estimate, referred to as the CECL model, for financial assets and net investments that are not accounted for at fair value through net income.  Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses to the amount by which fair value is below amortized cost.

The FASB issued additional ASUs containing clarifying guidance, transition relief provisions and minor updates to the original ASU. These include ASU 2018-19 (issued November 2018), ASU 2019-04 (issued April 2019), ASU 2019-05 (issued May 2019), ASU 2019-10 (issued November 2019), ASU 2019-11 (issued November 2019), ASU 2020-02 (issued February 2020) and ASU 2020-03 (issued March 2020). ASU 2016-13 and subsequent ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and subsequently extended by the CAA until the earlier of (i) the beginning of our fiscal year that begins after the date the COVID-19 national emergency comes to an end or (ii) January 1, 2022. This amendment requires using a modified retrospective approach with a cumulative-effect adjustment to beginning retained earnings, as of the beginning of the first reporting period in which the guidance is effective.

Effective January 1, 2021, the Company adopted ASU 2016-13 and the related amendments to Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses, to replace the incurred loss accounting approach with a CECL approach for financial instruments measured at amortized cost and other commitments to extend credit. The new standard is generally intended to require earlier recognition of credit losses. While the standard changes the measurement of the allowance for credit losses, it does not change the credit risk of our lending portfolios or the ultimate losses in those portfolios.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table sets forth the cumulative effect of the changes to the Company’s unaudited Consolidated Balance Sheets at January 1, 2021, for the adoption of ASC 326:

	Balance at	Adjustments due to	Balance at
	December 31, 2020	Adoption of ASC 326	January 1, 2021
Assets:	(In thousands)
Allowance for credit losses on loans	$166,538	$(1,560)	$164,978
Deferred tax assets	85,610	1,319	86,929

Liabilities:
Allowance for unfunded commitments	$5,880	$6,018	$11,898

Stockholders' equity:
Retained earnings, net of tax	$2,418,144	$(3,139)	$2,415,005

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020-04 is effective for all entities as of March 12, 2020, through December 31, 2022. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022. In January 2021, the FASB issued ASU 2021-01 as subsequent amendments, which expanded the scope of Topic 848 to include all affected derivatives and clarified certain optional expedients and exceptions regarding the hedge accounting for derivative contracts affected by the discounting transition. The adoption of this guidance did not significantly impact the Company’s consolidated financial statements.

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

The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were zero for 2021 and $60 thousand for 2020. The average excess balance with Federal Reserve Bank was $1,609.7 million in 2021 and $874.8 million in 2020. At December 31, 2021 and December 31, 2020, the Company had $24.3 million and $34.7 million, respectively, on deposit in a cash margin account that serves as collateral for interest rate swaps. These amounts included $5.9 million and $11.9 million, respectively, on deposit in a cash margin account that serves as collateral for the Bancorp’s interest rate swaps. As of December 31, 2021 and December 31, 2020, the Company held $689.9 thousand and $9.3 million, respectively, in a restricted escrow account with a major bank for its alternative energy investments.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

3.         Investment Securities

Investment Securities. The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of debt securities available-for-sale as of December 31, 2021 and December 31, 2020:

	As of December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$—	$—	$—	$—
U.S. government agency entities	86,475	1,169	135	87,509
Mortgage-backed securities	886,614	9,465	7,414	888,665
Collateralized mortgage obligations	9,547	—	430	9,117
Corporate debt securities	144,231	441	2,654	142,018
Total	$1,126,867	$11,075	$10,633	$1,127,309

	As of December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$80,948	$6	$6	$80,948
U.S. government agency entities	99,944	441	546	99,839
Mortgage-backed securities	709,709	17,965	606	727,068
Collateralized mortgage obligations	10,358	—	34	10,324
Corporate debt securities	118,271	367	267	118,371
Total	$1,019,230	$18,779	$1,459	$1,036,550

The amortized cost and fair value of securities available-for-sale at December 31, 2021, by contractual maturities, are set forth in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-for-Sale
	As of December 31, 2021
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$5,005	$5,009
Due after one year through five years	126,871	124,148
Due after five years through ten years	137,989	141,331
Due after ten years	857,002	856,821
Total	$1,126,867	$1,127,309

Proceeds from the sale of investment securities were $21.1 million during 2021 compared to $117.2 million during 2020. Proceeds from repayments, maturities and calls of investment securities during 2021 were $424.4 million compared to $734.5 million during 2020. In 2021, the Company recorded realized gains of $853 thousand and zero losses on sales of investment securities compared to realized gains of $1.7 million and zero losses on sales of investment securities in 2020.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Allowance for Credit Losses

The securities that were in an unrealized loss position at December 31, 2021, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements.

The Company concluded the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell available-for-sale securities that have declined below their cost before their anticipated recovery. Accordingly, no allowance for credit losses was recorded as of December 31, 2021, against these securities, and there was no provision for credit losses recognized for the year ended December 31, 2021.

The tables below show the related fair value and the gross unrealized losses of the Company’s investment portfolio, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2021, and December 31, 2020:

	As of December 31, 2021

	Less than 12 months		12 months or longer		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$—	$—	$—	$—	$—	$—
U.S. government agency entities	—	—	2,337	135	2,337	135
Mortgage-backed securities	527,276	6,659	6,496	755	533,772	7,414
Collateralized mortgage obligations	8,989	417	128	13	9,117	430
Corporate debt securities	103,720	2,122	19,468	532	123,188	2,654
Total	$639,985	$9,198	$28,429	$1,435	$668,414	$10,633

	As of December 31, 2020

	Less than 12 months		12 months or longer		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$40,952	$6	$—	$—	$40,952	$6
U.S. government agency entities	26,390	102	40,009	444	66,399	546
Mortgage-backed securities	1,694	23	8,093	583	9,787	606
Collateralized mortgage obligations	10,131	25	193	9	10,324	34
Corporate debt securities	58,405	267	—	—	58,405	267
Total	$137,572	$423	$48,295	$1,036	$185,867	$1,459

Securities available-for-sale having a carrying value of $30.5 million and $22.7 million as of December 31, 2021, and December 31, 2020, respectively, were pledged to secure public deposits, other borrowings, treasury tax and loans.

For the year ended December 31, 2021, the Company recognized a net loss of $1.4 million due to the decrease in fair value of equity investments with readily determinable fair values, compared to a net loss of $1.1 million in 2020. Equity securities were $22.3 million as of December 31, 2021, compared to $23.7 million as of December 31, 2020.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

4.         Loans

Most of the Company’s business activities are with customers located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Houston and Dallas, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; and Las Vegas, Nevada. The Company also has loan customers in Hong Kong. The Company has no specific industry concentration, and generally its loans, when secured, are secured by real property or other collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, from refinancing by another lender, or through sale by the borrowers of the secured collateral.

The types of loans in the Company’s Consolidated Balance Sheets as of December 31, 2021, and 2020, were as follows:

	As of December 31,
	2021	2020
	(In thousands)
Type of Loans:
Commercial loans	$2,982,399	$2,836,833
Real estate construction loans	611,031	679,492
Commercial mortgage loans	8,143,272	7,555,027
Residential mortgage loans	4,182,006	4,145,389
Equity lines	419,487	424,555
Installment and other loans	4,284	3,100
Gross loans	16,342,479	15,644,396
Less:
Allowance for loan losses	(136,157)	(166,538)
Unamortized deferred loan fees	(4,321)	(2,494)
Total loans, net	$16,202,001	$15,475,364

The Company pledged real estate loans of $11.5 billion at December 31, 2021, and $11.2 billion at December 31, 2020, to the Federal Home Loan Bank of San Francisco under its blanket lien pledging program. In addition, the Company pledged $773 thousand at December 31, 2021, and $7.5 million at December 31, 2020, of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program.

Loans serviced for others as of December 31, 2021, totaled $141.2 million and were comprised of $92.1 million of residential mortgages, $17.0 million of commercial real estate loans, $30.1 million of construction loans, and $2.3 million of commercial loans.

The Company has entered into transactions with its directors, executive officers, or principal holders of its equity securities, or the associates of such persons (“Related Parties”). All loans to Related Parties were current as of December 31, 2021. An analysis of the activity with respect to loans to Related Parties for the years indicated is as follows:

	December 31,
	2021	2020
	(In thousands)
Balance at beginning of year	$51,288	$43,952
Additional loans made	29,182	23,102
Payment received	(41,938)	(15,766)
Balance at end of year	$38,532	$51,288

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

At December 31, 2021, recorded investment in non-accrual loans totaled $65.8 million. At December 31, 2020, recorded investment in impaired loans totaled $95.4 million and were comprised of nonaccrual loans of $67.7 million and accruing TDR’s of $27.7 million. The average balance of non-accrual loans was $72.7 million in 2021 and average balance of impaired loans was $91.4 million in 2020. Interest recognized on non-accrual loans totaled $1.1 million in 2021 and on impaired loans totaled $2.4 million in 2020. For non-accrual loans, the amounts previously charged off represent 10.7% of the contractual balances for non-accrual loans as of December 31, 2021. For impaired loans, the amounts previously charged off represent 7.1% of the contractual balances for impaired loans at December 31, 2020.

The following table presents the average balance and interest income recognized on non-accrual loans for the periods indicated:

	For the year ended December 31, 2021
	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Commercial loans	$21,453	$—
Real estate construction loans	3,805	—
Commercial mortgage loans	38,047	1,044
Residential mortgage and equity lines	9,435	30
Total	$72,740	$1,074

In connection with the adoption of ASU 2016-13, the Company no longer provides information on impaired loans. The following table presents the average recorded investment and interest income recognized on individually evaluated loans for the period indicated:

	For the year ended December 31, 2020
	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Commercial loans	$31,009	$246
Real estate construction loans	4,408	294
Commercial mortgage loans	41,649	1,602
Residential mortgage and equity lines	14,287	252
Total	$91,353	$2,394

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents non-accrual loans and the related allowance as of December 31, 2021:

	As of December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance:
Commercial loans	$15,879	$11,342	$—
Commercial mortgage loans	24,437	21,209	—
Residential mortgage and equity lines	6,020	5,850	—
Subtotal	$46,336	$38,401	$—
With allocated allowance:
Commercial loans	$14,294	$5,217	$894
Commercial mortgage loans	17,930	16,964	3,631
Residential mortgage and equity lines	6,048	5,264	22
Subtotal	$38,272	$27,445	$4,547
Total non-accrual loans	$84,608	$65,846	$4,547

In connection with the adoption of ASU 2016-13, the Company no longer provides information on impaired loans. The following table presents impaired loans and the related allowance as of December 31, 2020:

	Impaired Loans
	As of December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance:
Commercial loans	$23,784	$20,698	$—
Real estate construction loans	5,776	4,286	—
Commercial mortgage loans	22,877	22,287	—
Residential mortgage and equity lines	6,379	6,307	—
Subtotal	$58,816	$53,578	$—
With allocated allowance:
Commercial loans	$13,703	$6,372	$1,030
Commercial mortgage loans	31,134	31,003	5,254
Residential mortgage and equity lines	5,005	4,452	145
Subtotal	$49,842	$41,827	$6,429
Total impaired loans	$108,658	$95,405	$6,429

The following table is a summary of non-accrual loans as of December 31, 2021, 2020, and 2019 and the related net interest foregone for the years then ended:

	As of December 31,
	2021	2020	2019
	(In thousands)
Non-accrual portfolio loans	$65,846	$67,684	$40,523
Contractual interest due	4,032	3,093	1,775
Interest recognized	1,074	1,008	85
Net interest foregone	$2,958	$2,085	$1,690

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the aging of the loan portfolio by type as of December 31, 2021, and December 31, 2020:

	As of December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$4,294	$9,877	$1,439	$16,558	$32,168	$2,950,231	$2,982,399
Real estate construction loans	—	—	—	—	—	611,031	611,031
Commercial mortgage loans	8,389	—	—	38,173	46,562	8,096,710	8,143,272
Residential mortgage loans	20,129	3,138	—	11,115	34,382	4,567,111	4,601,493
Installment and other loans	—	—	—	—	—	4,284	4,284
Total loans	$32,812	$13,015	$1,439	$65,846	$113,112	$16,229,367	$16,342,479

	As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$52,601	$3,182	$2,947	$23,087	$81,817	$2,755,016	$2,836,833
Real estate construction loans	6,257	—	—	4,286	10,543	668,949	679,492
Commercial mortgage loans	45,186	18,069	2,035	33,715	99,005	7,456,022	7,555,027
Residential mortgage loans	14,315	4,223	—	6,596	25,134	4,544,810	4,569,944
Installment and other loans	43	—	—	—	43	3,057	3,100
Total loans	$118,402	$25,474	$4,982	$67,684	$216,542	$15,427,854	$15,644,396

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Although the Company took steps to incorporate the impact of the COVID-19 pandemic on the economic conditions and other factors utilized to determine the expected loan losses, if the economic conditions or other factors worsen relative to the assumptions the Company utilized, the expected loan losses will increase accordingly in future periods.

At December 31, 2021, accruing TDRs were $12.8 million and non-accrual TDRs were $8.2 million compared to accruing TDRs of $27.7 million and non-accrual TDRs of $9.0 million at December 31, 2020. The Company allocated seven thousand in reserves to accruing TDRs and three thousand to non-accrual TDRs at December 31, 2021, compared to $122 thousand to accruing TDRs and $24 thousand to non-accrual TDRs at December 31, 2020. The following table presents TDRs that were modified during 2021, their specific reserve at December 31, 2021, and charge-offs during 2021:

	Loans Modified as TDRs During the Year Ended December 31, 2021
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-offs
	(Dollars in thousands)

Commercial loans	3	$2,150	$2,150	$—	$—
Residential mortgage and equity lines	2	3	3	—	—
Total	5	$2,153	$2,153	$—	$—

The following table presents TDRs that were modified during 2020, their specific reserve at December 31, 2020, and charge-offs during 2020:

	Loans Modified as TDRs During the Year Ended December 31, 2020
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-offs
	(Dollars in thousands)

Commercial loans	5	$5,417	$5,417	$—	$—
Total	5	$5,417	$5,417	$—	$—

The following table presents TDRs that were modified during 2019, their specific reserve at December 31, 2019, and charge-offs during 2019:

	Loans Modified as TDRs During the Year Ended December 31, 2019
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-off
	(Dollars in thousands)

Commercial loans	23	$25,937	$21,874	$2,190	$4,063
Residential mortgage and equity lines	1	42	42	—	—
Total	24	$25,979	$21,916	$2,190	$4,063

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

A summary of TDRs by type of concession and by type of loans as of December 31, 2021, and December 31, 2020, are shown below:

	December 31, 2021
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$3,368	$—	$—	$3,368
Commercial mortgage loans	438	5,522	168	6,128
Residential mortgage loans	1,464	249	1,628	3,341
Total accruing TDRs	$5,270	$5,771	$1,796	$12,837

	December 31, 2021
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$7,717	$—	$—	$7,717
Residential mortgage loans	458	—	—	458
Total non-accrual TDRs	$8,175	$—	$—	$8,175

	December 31, 2020
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$3,983	$—	$—	$3,983
Commercial mortgage loans	515	5,635	13,425	19,575
Residential mortgage loans	1,724	275	2,164	4,163
Total accruing TDRs	$6,222	$5,910	$15,589	$27,721

	December 31, 2020
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$8,462	$—	$—	$8,462
Residential mortgage loans	523	—	—	523
Total non-accrual TDRs	$8,985	$—	$—	$8,985

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Modifications of the loan terms in the twelve months ended December 31, 2021, were in the form of extensions of maturity dates, which ranged generally from three to twelve months from the modification date.

We expect that the TDRs on accruing status as of December 31, 2021, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  The ongoing impact of the COVID pandemic, however, could increase the risk of such TDRs becoming non-accrual due to the borrowers’ inability to continue to comply with their restructured terms.

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as a TDR during the previous twelve months and which had subsequently defaulted as of December 31, 2021.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of December 31, 2021, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered individually evaluated, or were on non-accrual status.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

As part of the on-going monitoring of the credit quality of our loan portfolio, the Company utilizes a risk grading matrix to assign a risk rating to each loan. Loans are risk rated based on analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes a review of sources of repayment, the borrower’s current financial and liquidity status and other relevant information. The risk rating categories can be generally described by the following grouping for non-homogeneous loans:

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

In connection with the adoption of ASU 2016-13, the Company no longer provides information on impaired loans. The following tables present loan portfolio by risk rating as of December 31, 2020:

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table summarizes the Company’s loan held for investment by loan portfolio segments, risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification:

	Loans Amortized Cost Basis by Origination Year
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$606,770	$268,756	$183,468	$142,419	$80,701	$100,496	$1,437,463	$7,433	$2,827,506
Special Mention	395	780	1,138	1,645	3,157	—	40,761	49	47,925
Substandard	450	5,879	22,513	16,423	14,309	5,221	34,713	5,716	105,224
Doubtful	—	—	—	—	—	—	900	—	900
Total	$607,615	$275,415	$207,119	$160,487	$98,167	$105,717	$1,513,837	$13,198	$2,981,555

YTD period charge-offs	$—	$1,478	$507	$366		$50	$17,650	$—	$20,051
YTD period recoveries	—	(1)	(29)	(124)		(191)	(1,361)	—	(1,706)
Net	$—	$1,477	$478	$242	$—	$(141)	$16,289	$—	$18,345

Real estate construction loans
Pass/Watch	$199,188	$188,782	$125,316	$24,548	$—	$—	$—	$—	$537,834
Special Mention	—	23,107	27,672	17,374	—	—	—	—	68,153
Substandard	—	—	1,919	—	—	—	—	—	1,919
Total	$199,188	$211,889	$154,907	$41,922	$—	$—	$—	$—	$607,906

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	(76)	—	—	(76)
Net	$—	$—	$—	$—	$—	$(76)	$—	$—	$(76)

Commercial mortgage loans
Pass/Watch	$1,893,807	$1,201,825	$1,253,548	$1,031,191	$727,916	$1,313,882	$198,869	$—	$7,621,038
Special Mention	45,719	59,182	49,796	103,101	61,105	60,448	750	—	380,101
Substandard	1,110	—	13,483	42,803	1,580	76,906	3,297	—	139,179
Total	$1,940,636	$1,261,007	$1,316,827	$1,177,095	$790,601	$1,451,236	$202,916	$—	$8,140,318

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	(240)	—	—	(28)	(111)	—	(379)
Net	$—	$—	$(240)	$—	$—	$(28)	$(111)	$—	$(379)
Residential mortgage loans
Pass/Watch	$978,375	$622,999	$678,775	$502,325	$453,992	$929,846	$—	$—	$4,166,312
Special Mention	—	46	1,576	1,064	836	438	—	—	3,960
Substandard	1,684	147	2,698	2,574	862	5,255	—	—	13,220
Total	$980,059	$623,192	$683,049	$505,963	$455,690	$935,539	$—	$—	$4,183,492

YTD period charge-offs	$—	$—	$—	$—	$3	$—	$—		$3
YTD period recoveries	—	—	—	—	—	(208)	—		(208)
Net	$—	$—	$—	$—	$3	$(208)	$—	$—	$(205)

Equity lines
Pass/Watch	$—	$—	$—	$—	$—	$5	$389,069	$30,025	$419,099
Substandard	—	—	—	—	—	—	1,230	273	1,503
Total	$—	$—	$—	$—	$—	$5	$390,299	$30,298	$420,602

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	(10)	(64)	(74)
Net	$—	$—	$—	$—	$—	$—	$(10)	$(64)	$(74)

Installment and other loans
Pass/Watch	$4,117	$168	$—	$—	$—	$—	$—	$—	$4,285
Total	$4,117	$168	$—	$—	$—	$—	$—	$—	$4,285

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans	$3,731,615	$2,371,671	$2,361,902	$1,885,467	$1,344,458	$2,492,497	$2,107,052	$43,496	$16,338,158
Net charge-offs/(recoveries)	$—	$1,477	$238	$242	$3	$(453)	$16,168	$(64)	$17,611

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

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2021, and 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)
2020 Beginning Balance	$57,021	$19,474	$33,602	$13,108	$19	$123,224
Provision/(reversal) for loan losses	26,450	11,380	15,164	4,525	(19)	57,500

Charge-offs	(21,996)	—	—	—	—	(21,996)
Recoveries	7,267	—	439	104	—	7,810
Net (Charge-offs)/Recoveries	(14,729)	—	439	104	—	(14,186)

2020 Ending Balance	$68,742	$30,854	$49,205	$17,737	$—	$166,538
Reserve for impaired loans	$1,030	$—	$5,254	$145	$—	$6,429
Reserve for non-impaired loans	$67,712	$30,854	$43,951	$17,592	$—	$160,109
Reserve for off-balance sheet credit commitments	$4,802	$690	$101	$284	$3	$5,880

2021 Beginning Balance	$68,742	$30,854	$49,205	$17,737	$—	$166,538
Impact of ASU 2016-13 adoption	$(31,466)	$(24,307)	$34,993	$19,211	$9	$(1,560)
Allowance for loan losses, January 1, 2020	$37,276	$6,547	$84,198	$36,948	$9	$164,978
Provision/(reversal) for loan losses	24,463	(321)	(23,401)	(11,943)	(8)	(11,210)

Charge-offs	(20,051)	—	—	(3)	—	(20,054)
Recoveries	1,706	76	284	377	—	2,443
Net (Charge-offs)/Recoveries	$(18,345)	$76	$284	$374	$—	$(17,611)

2021 Ending Balance	$43,394	$6,302	$61,081	$25,379	$1	$136,157

Allowance for unfunded credit commitments 2020 Ending Balance	$4,802	$690	$101	$284	$3	$5,880
Impact of ASU 2016-13 adoption	3,236	3,135	(66)	(284)	(3)	6,018
Allowance for loan losses, January 1, 2021	$8,038	$3,825	$35	$—	$—	$11,898
Provision/(reversal) for possible credit losses	(4,313)	(450)	(35)	—	—	(4,798)
Allowance for unfunded credit commitments 2021 Ending Balance	$3,725	$3,375	$—	$—	$—	$7,100

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

An analysis of the activity in the allowance for credit losses for the years ended December 31, 2021, 2020, and 2019 is as follows:

	For the year ended December 31,
	2021	2020	2019
Allowance for Loan Losses:	(In thousands)
Balance at beginning of year	$166,538	$123,224	$122,391
Impact of ASU 2016-13 adoption	(1,560)	—	—
Provision/(reversal) for credit losses	(11,210)	57,500	(7,000)
Loans charged off	(20,054)	(21,996)	(6,997)
Recoveries of charged off loans	2,443	7,810	14,830
Balance at end of year	$136,157	$166,538	$123,224

Reserve for Off-balance Sheet Credit Commitments:
Balance at beginning of year	$5,880	$3,855	$2,250
Impact of ASU 2016-13 adoption	6,018	—	—
Provision/(reversal) for credit losses and transfers	(4,798)	2,025	1,605
Balance at end of year	$7,100	$5,880	$3,855

Residential mortgage loans in process of formal foreclosure proceedings were $2.0 million at December 31, 2021, compared to $808 thousand at December 31, 2020.

The U. S. economy has gradually recovered from the COVID-19 pandemic with improving gross national product and a declining unemployment rate in the 2021. This contributed to a positive economic outlook and forecasts that resulted in a decrease to the allowance for credit losses.

Despite the recovery in 2021, the ongoing COVID-19 pandemic has caused significant disruption in the United States and international economies and financial markets. Although banks have generally been permitted to continue operating, the COVID-19 pandemic has caused disruptions to our business and could cause material disruptions to our business and operations in the future. The Company has continued its efforts to support its customers affected by the pandemic and to maintain asset quality and balance sheet strength, including the following:

•

The Company has provided loans through the SBA's Paycheck Protection Program, (or “PPP”). As of December 31, 2021, 671 PPP loans with a current balance of $90.5 million were outstanding and additional $337.0 million have been forgiven by the U.S. Government or repaid by the borrowers. These loans do not carry an allowance for loan losses.

•

The Company has outstanding COVID-19 modifications on approximately 7 commercial real estate loans, totaling $49.4 million as of December 31, 2021, which represented 0.6% of the Bank’s CRE loans and 4 commercial loans, totaling $20.5 million, which represented 0.7% of the total commercial loans.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The investment in these entities approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $299.2 million and $309.0 million as of December 31, 2021, and 2020, respectively.

The Company’s investments in these partnerships, net, are presented in the table below:

	As of December 31,
	2021	2020
	(In thousands)
Investments in affordable housing partnerships, net	$287,517	$279,981
Other borrowings for affordable housing limited partnerships	$23,145	$23,714
Investments in affordable housing and alternative energy partnerships, unfunded commitments	$107,652	$103,060
Investments in alternative energy tax credit partnerships, net	$11,694	$29,035

At December 31, 2021, ten of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s Consolidated Financial Statements increased total assets and liabilities by $31.1 million at December 31, 2021, and by $31.4 million at December 31, 2020. Recourse in other borrowings for affordable housing limited partnerships is limited to the assets of the limited partnerships. Investments in alternative energy partnerships were $11.7 million as of December 31, 2021. At December 31, 2021, $690 thousand of this investment is in an escrow account with a major bank. Unfunded commitments for affordable housing limited partnerships and alternative energy tax credit partnerships were recorded under other liabilities.

As of December 31, 2021, the Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships, net, are estimated to be paid as follows:

Amount
Year Ending December 31,	(In thousands)
2022	$49,206
2023	32,635
2024	17,722
2025	1,977
2026	1,489
Thereafter	4,623
Total unfunded commitments	$107,652

Each of the partnerships must meet regulatory requirements for affordable housing and alternative energy projects, including long-term minimum compliance periods (such as a 15-year minimum compliance period for certain affordable housing tax credits) to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining tax credits to be utilized over a multiple-year period are $231.8 million for Federal and $4.5 million for state as of December 31, 2021. The possible inability to realize these tax credits and other returns from our investments in these partnerships can have a negative impact on our financial results. The risk of not being able to realize the tax credits and other returns depends on many factors, including changes in the applicable provisions of the tax code, the ability of the projects to be completed and properly managed and other factors that are outside of our control.  Losses in excess of the Bank’s investment in three limited partnerships have not been recorded in the Company’s Consolidated Financial Statements because the Company had fully satisfied all capital commitments required under the respective limited partnership agreements. In 2021 and 2020, non-interest expense included $1.8 million and $1.4 million in impairment charges for investments in low-income housing partnerships.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table summarizes the Company’s usage of affordable housing and other tax credits including energy tax credits.

		As of December 31,
	2021	2020	2019
		(In thousands)
Affordable housing and other tax credits recognized	$26,459	$23,273	$21,523
Alternative energy tax credits recognized	$6,337	$29,706	$17,786

6.              Premises and Equipment

Premises and equipment consisted of the following as of December 31, 2021, and December 31, 2020:

	As of December 31,
	2021	2020
	(In thousands)
Land and land improvements	$42,475	$42,476
Building and building improvements	81,290	79,953
Furniture, fixtures and equipment	62,138	62,835
Leasehold improvement	17,862	17,819
Construction in process	2,453	2,061
	206,218	205,144
Less: Accumulated depreciation/amortization	106,816	102,146
Premises and equipment, net	$99,402	$102,998

The amount of depreciation/amortization included in operating expense was $7.7 million in 2021, $7.0 million in 2020, and $6.1 million in 2019.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

7.         Deposits

The following table displays deposit balances as of December 31, 2021, and December 31, 2020:

	As of December 31,
	2021	2020
	(In thousands)
Deposits
Non-interest-bearing demand deposits	$4,492,054	$3,365,086
Interest bearing demand deposits	2,522,442	1,926,135
Money market deposits	4,611,579	3,359,191
Savings deposits	915,515	785,672
Time deposits	5,517,252	6,673,317
Total deposits	$18,058,842	$16,109,401

Time deposits outstanding as of December 31, 2021, mature as follows.

	Expected Maturity Date at December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
	(In thousands)
Time deposits	$5,318,805	$139,735	$58,088	$144	$467	$13	$5,517,252

Accrued interest payable on customer deposits was $1.7 million at December 31, 2021, $8.5 million at December 31, 2020, and $22.3 million at December 31, 2019. The following table summarizes the interest expense on deposits by account type for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Interest bearing demand	$2,249	$2,816	$2,371
Money market accounts	18,241	21,574	21,508
Saving accounts	769	1,006	1,432
Time deposits	40,542	111,629	152,791
Total	$61,801	$137,025	$178,102

The aggregate amount of domestic time deposits in denominations that meet or exceed the current FDIC insurance limit of $250 thousand was $2.7 billion and $2.9 billion as of December 31, 2021, and 2020, respectively. Foreign offices’ time deposits of $156.9 million and $142.8 million as of December 31, 2021, and 2020, respectively, were in denominations of greater than $250 thousand.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

8.	Borrowed Funds

There were no outstanding securities sold under agreements to repurchase at December 31, 2021, and December 31, 2020.

Securities sold under agreements to repurchase, if any, are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. No securities sold under agreements to repurchased were entered into in 2021,2020, or 2019.

As of December 31, 2021, there were no over-night borrowings from the FHLB for both 2021 and 2020. As of December 31, 2021, the advances from the FHLB were $20 million at a weighted average rate of 2.89% compared to $150 million at a weighted average rate of 2.15% as of December 31, 2020. As of December 31, 2021, final maturity for the FHLB advances is $20.0 million in May 2023.

Other Liabilities. On November 23, 2004, the Company entered into an agreement with Mr. Dunson K. Cheng, pursuant to which he agreed to defer any bonus amounts in excess of $225 thousand for the year ended December 31, 2005, until the later of January 1 of the first year following his separation from service from the Company or the first day of the seventh month following his separation from service from the Company. Accordingly, an amount equal to $610 thousand was deferred in 2004 and was accrued in other liabilities in the Consolidated Balance Sheets. The Company agreed to accrue interest on the deferred portion of the bonus at 7.0% per annum compounded quarterly. The deferred amount will be increased each quarter by the amount of interest computed for that quarter. On November 23, 2014, the interest rate was reset to 5.06% based on 275 basis points above the interest rate on the ten-year Treasury Note on that date. On March 13, 2014, the Compensation Committee of the Company awarded Mr. Cheng a cash bonus in the amount of $300 thousand for the quarter ended December 31, 2013 and provided as part of the award that payment of the bonus would be deferred until the later of January 1 of the first year following his separation from service from the Company or the first day of the seventh month following his separation from service from the Company. The Company accrues interest on the deferred bonus at 5.02% per annum compounded quarterly. On March 28, 2019, the interest rate was reset to 5.72% based on 350 basis points above the interest rate on the five-year Treasury Note on that date.

Interest of $110 thousand during 2021, $105 thousand during 2020, and $99 thousand during 2019 was accrued on the deferred bonuses. The balance was $2.1 million at December 31, 2021, and $2.1 million at December 31, 2020.

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

At December 31, 2021, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 2.38%, compared to $119.1 million with a weighted average rate of 2.4% at December 31, 2020. The Junior Subordinated Notes have a stated maturity term of 30 years. Interest expense, excluding impact of cash flow interest rate swaps entered into during June 2014, on the Junior Subordinated Notes was $2.8 million for 2021, $3.6 million for 2020, and $5.6 million for 2019.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

9.	Capital Resources

Total equity was $2.45 billion at December 31, 2021, an increase of $28.1 million, or 1.2%, from $2.42 billion at December 31, 2020, primarily due to increases in net income of $298.3 million, proceeds from dividend reinvestment of $3.6 million, and stock based compensation of $6.0 million, offset by other comprehensive income of $8.4 million, shares withheld related to net share settlement of RSUs of $2.6 million, purchase of treasury stock of $167.1 million, and common stock cash dividends of $99.3 million. The Company paid cash dividends of $1.27 per common share in 2021 and $1.24 per common share in 2020.

On April 1, 2021, the Board of Directors approved a new stock repurchase program to buy back up to $75.0 million of the Company’s common stock. The $75.0 million share repurchase program was completed and terminated on August 5, 2021, with the repurchase of 1,832,481 shares for a total of $75.0 million, at an average cost of $40.93 per share.

On September 2, 2021, the Board of Directors approved a new stock repurchase program to buy back up to $125.0 million of the Company’s common stock. Under this program, the Company repurchased 2,153,576 shares for $92.1 million at an average cost of $42.77 for the year. During 2021, the Company repurchased 3,986,057 shares in total for approximately $167.1 million at an average cost of $41.92.

The five special purpose trusts established for the purpose of issuing the Capital Securities are considered variable interest entities. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the Consolidated Financial Statements of the Company. The Junior Subordinated Notes, all of which were issued before May 19, 2010, are currently included in the Tier 2 capital of the Bancorp for regulatory capital purposes. Under the Dodd-Frank Act, trust preferred securities issued before May 19, 2010, by bank holding companies with assets of less than $15.0 billion as of December 31, 2009, continue to qualify for Tier 1 capital treatment. As of December 31, 2021, and 2020, the Company’s assets exceeded the $15.0 billion threshold and, as a result, the Junior Subordinated Notes no longer qualify as Tier 1 capital for regulatory reporting purposes.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The table below summarizes the outstanding Junior Subordinated Notes issued by the Company to each trust as of December 31, 2021:

		Principal	Not			Current	Date of	Payable/
	Issuance	Balance of	Redeemable	Stated	Annualized	Interest	Rate	Distribution
Trust Name	Date	Notes	Until	Maturity	Coupon Rate	Rate	Change	Date
(Dollars in thousands)
Cathay Capital
Trust I	June 26,	$20,619	June 30,	June 30,	3-month	3.37%	December 31,	March 31
	2003		2008	2033	LIBOR		2021	June 30
					+ 3.15%			September 30
								December 31
Cathay Statutory
Trust I	September 17,	20,619	September 17,	September 17,	3-month	3.22%	December 17,	March 17
	2003		2008	2033	LIBOR		2021	June 17
					+ 3.00%			September 17
								December 17
Cathay Capital
Trust II	December 30,	12,887	March 30,	March 30,	3-month	3.12%	December 31,	March 31
	2003		2009	2034	LIBOR		2021	June 30
					+ 2.90%			September 30
								December 31
Cathay Capital
Trust III	March 28,	46,392	June 15,	June 15,	3-month	1.68%	December 15,	March 15
	2007		2012	2037	LIBOR		2021	June 15
					+ 1.48%			September 15
								December 15
Cathay Capital
Trust IV	May 31,	18,619	September 6,	September 6,	3-month	1.58%	December 6,	March 7
	2007		2012	2037	LIBOR		2021	June 6
					+ 1.4%			September 6
								December 6
Total Junior Subordinated Notes		$119,136

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

10.	Income Taxes

For the years ended December 31, 2021, 2020, and 2019, the current and deferred amounts of the income tax expense are summarized as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Current:
Federal	$29,955	$(2,196)	$20,943
State	44,416	36,787	39,466
Total Current	$74,371	$34,591	$60,409

Deferred:
Federal	$5,986	$(3,234)	$7,464
State	3,182	(6,252)	2,361
Total Deferred	$9,168	$(9,486)	$9,825

Total income tax expense	$83,539	$25,105	$70,234

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes. Net deferred tax assets at December 31, 2021, and at December 31, 2020, are included in other assets in the accompanying Consolidated Balance Sheets and are as follows:

	As of December 31,
	2021	2020
	(In thousands)
Deferred Tax Assets
Loan loss allowance, due to differences in computation of bad debts	$43,895	$52,899
Share-based compensation	—	1,936
Accrual for bonuses	4,935	3,356
Non-accrual interest	1,117	861
Write-down on equity securities and venture capital investments	2,000	1,833
State tax	4,691	3,882
Unrealized loss on interest rate swaps	1,394	2,934
Tax credits carried forward	9,136	9,136
Net operating loss carried forward	8,732	10,880
Other, net	3,765	3,864
Gross deferred tax assets	79,665	91,581

Deferred Tax Liabilities
Deferred loan costs	(9,936)	(10,017)
Depreciation and amortization	(3,150)	(2,709)
Unrealized gain on securities	(3,823)	(8,712)
OREO Installment Sale	(1,273)	(1,274)
Dividends on Federal Home Loan Bank common stock	(978)	(979)
Other, net	(2,168)	(3,599)
Gross deferred tax liabilities	(21,328)	(27,290)
Net deferred tax assets	$58,337	$64,291

Amounts for the current year are based upon estimates and assumptions and could vary from amounts shown on the tax returns as filed.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

As of December 31, 2021, the Company’s gross net operating loss (“NOL”) carryovers, all of which are subject to limitation under Section 382 of the Internal Revenue Code, totaled approximately $18.4 million for which a deferred tax asset of $3.87 million has been recorded reflecting the expected benefit of these federal NOL carryovers. At December 31, 2021, the Company has California NOL carryovers of $45.9 million for which a California deferred tax asset of $4.5 million has been recorded reflecting the expected benefit of these California NOL carryovers. The annual IRC Section 382 limitation is $10.2 million in 2021, $8.8 million in 2022 and decreases to $7.3 million per year thereafter. If not utilized, a portion of the Company’s federal and state NOL’s will begin to expire in 2031. At December 31, 2021, the Company’s federal tax credit carryovers and AMT tax credit carryovers total $7.5 million and $1.0 million, respectively. If not utilized, the federal tax credit carryovers will begin in expire in 2028. The AMT tax credit carryovers can be carried forward indefinitely.

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

The Company had current income tax receivables of $41.1 million at December 31, 2021, and $19.5 million at December 31, 2020. Current income tax receivable is included in other assets in the accompanying Consolidated Balance Sheets.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2018 and by the California Franchise Tax Board back to 2017. The audit by the Internal Revenue Service for 2017 was completed in July 2020 and did not have a material impact on income tax expense. It is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

Income tax expense results in effective tax rates that differ from the statutory federal income tax rate for the years indicated as follows:

	Year Ended December 31,
	2021		2020		2019
	(Dollars in thousands)
Tax provision at Federal statutory rate	$80,187	21.0%	$53,333	21.0%	$73,368	21.0%
State income taxes, net of Federal income tax benefit	37,602	9.8	23,602	9.3	33,276	9.5
Excess deduction for stock option and RSUs	(20)	(0.0)	264	0.1	(398)	(0.1)
Low income housing and other tax credits	(32,795)	(8.6)	(52,979)	(20.8)	(37,519)	(10.7)
Other, net	(1,435)	(0.4)	885	0.3	1,507	0.4
Total income tax expense	$83,539	21.9%	$25,105	9.9%	$70,234	20.1%

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

Under California banking law, the Bank may not, without regulatory approval, pay a cash dividend that exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2021, is restricted to approximately $207.8 million.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the years ended December 31, 2021, and 2020 was as follows:

	2021			2020
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, loss, net of tax
Securities available-for-sale			$12,200			$5,714
Cash flow hedge derivatives			(6,890)			(3,412)
Total			$5,310			$2,302

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$(16,167)	$(4,779)	$(11,388)	$10,903	$3,223	$7,680
Cash flow hedge derivatives	5,131	1,517	3,614	(4,938)	(1,460)	(3,478)
Total	(11,036)	(3,262)	(7,774)	5,965	1,763	4,202

Reclassification adjustment for net gains in net income
Securities available-for-sale	(853)	(252)	(601)	(1,695)	(501)	(1,194)
Cash flow hedge derivatives	—	—	—	—	—	—
Total	(853)	(252)	(601)	(1,695)	(501)	(1,194)

Total other comprehensive income/(loss)
Securities available-for-sale	(17,020)	(5,031)	(11,989)	9,208	2,722	6,486
Cash flow hedge derivatives	5,131	1,517	3,614	(4,938)	(1,460)	(3,478)
Total	$(11,889)	$(3,514)	$(8,375)	$4,270	$1,262	$3,008
Ending balance, gain/(loss), net of tax
Securities available-for-sale			$211			$12,200
Cash flow hedge derivatives			(3,276)			(6,890)
Total			$(3,065)			$5,310

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	Year Ended December 31,
	2021			2020			2019
			Per			Per			Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except shares and per share data)

Net income	$298,304			$228,860			$279,135
Basic EPS, income	$298,304	78,268,369	$3.81	$228,860	79,584,560	$2.88	$279,135	79,999,703	$3.49

Effect of dilutive stock options and RSU		302,269			193,287			248,190

Diluted EPS, income	$298,304	78,570,638	$3.80	$228,860	79,777,847	$2.87	$279,135	80,247,893	$3.48

12.	Commitments and Contingencies

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Financial instruments for which contract amounts represent the amount of credit risk include the following:

	As of December 31,
	2021	2020
	(In thousands)
Commitments to extend credit	$3,297,362	$2,977,528
Standby letters of credit	266,490	234,200
Commercial letters of credit	16,652	16,821
Bill of lading guarantees	—	238
Total	$3,580,504	$3,228,787

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

As of December 31, 2021, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

As of December 31, 2021, commitments to extend credit of $3.3 billion include commitments to fund fixed rate loans of $111.4 million and adjustable-rate loans of $3.2 billion compared to December 31, 2020 commitments to extend credit of $3.0 billion and included commitments to fund fixed rate loans of $59.9 million and adjustable-rate loans of $2.9 billion.

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

The Company determines if a contract arrangement is a lease at inception and primarily enters into operating lease contracts for its branch locations, office space and certain equipment. As part of its property lease agreements, the Company may seek to include options to extend or terminate a lease when it is reasonably certain that the Company will exercise those options. The ROU lease asset also includes any lease payments made and lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not possess any leases that have variable lease payments or residual value guarantees as of December 31, 2021.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table represents the operating lease amounts reported on the Consolidated Balance Sheets and other supplemental information as of December 31, 2021, and December 31, 2020:

	December 31, 2021	December 31, 2020
	(Dollars in millions)
Operating Leases:
ROU assets	$27.8	$30.9
Lease liabilities	$30.7	$33.5

Weighted-average remaining lease term (in years)	4.4	4.7
Weighted-average discount rate	2.61%	2.77%

Operating cash flows from operating leases	$9.9	$9.3
ROU assets obtained in exchange for lease obligations	$6.0	$5.7

Operating lease expense was $11.6 million and $11.7 million as of December 31, 2021, and December 31, 2020, respectively, and includes short-term leases that were immaterial.

The following table presents a maturity analysis of the Company’s operating lease liabilities as of  December 31, 2021:

As of December 31, 2021
Operating Leases
(In thousands)
2022	$9,438
2023	8,119
2024	5,689
2025	3,431
2026	2,639
Thereafter	3,248
Total lease payments	32,564
Less amount of payment representing interest	(1,870)
Total present value of lease payments	$30,694

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

14.	Financial Derivatives

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

The Company offers various interest rate derivative contracts to its customers. When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements. As of December 31, 2021 and 2020, the Company had outstanding interest rate derivative contracts with certain customers and third-party financial institutions with a notional amount of $457.0 million and $83.2 million, respectively.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

In May 2014, the Bancorp entered into five interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. As of December 31, 2021, and 2020, the ineffective portion of these interest rates swaps was not significant. The notional amount and net unrealized loss of the Company’s cash flow derivative financial instruments as of December 31, 2021, and December 31, 2020, were as follows:

	December 31, 2021	December 31, 2020
	($ in thousands)
Cash flow swap hedges:
Notional	$119,136	$119,136
Weighted average fixed rate-pay	2.61%	2.61%
Weighted average variable rate-receive	0.16%	0.44%

Unrealized loss, net of taxes (1)	$(3,276)	$(6,890)

	Year ended
	December 31, 2021	December 31, 2020
Periodic net settlement of swaps (2)	$2,949	$2,193

(1)-Included in other comprehensive income.
(2)-the amount of periodic net settlement of interest rate swaps was included in interest expense.

As of December 31, 2021, the Bank’s outstanding interest rate swap contracts had a notional amount of $324.8 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of December 31, 2021, and 2020, the ineffective portion of these interest rate swaps was not significant.

The Company has designated as a partial-term hedging election $404.4 million and $25.0 million notional as last-of-layer hedge on a closed pool of loans with a stated amount of $748.6 million and $44.7 million as of December 31, 2021 and 2020, respectively. The hedge is not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into a pay-fixed and receive 1-Month LIBOR interest rate swap to convert the last-of-layer $404.4 million portion of a $748.6 million fixed rate loan tranche in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranche. As of December 31, 2021 and 2020, the last-of-layer loan tranche had a fair value basis adjustment of $30 thousand and $342 thousand, respectively. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by the Bancorp related to fair value derivative contracts totaled $5.9 million as of December 31, 2021, and $11.9 million as of December 31, 2020.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of December 31, 2021, and December 31, 2020, were as follows:

	December 31, 2021	December 31, 2020
Fair value swap hedges:	($ in thousands)
Notional	$729,280	$478,266
Weighted average fixed rate-pay	2.65%	4.56%
Weighted average variable rate spread	1.31%	2.46%
Weighted average variable rate-receive	1.43%	3.11%

Net unrealized loss (1)	$(1,013)	$(15,082)

	Year ended
	December 31, 2021	December 31, 2020
Periodic net settlement of SWAPs (2)	$(9,345)	$(7,719)

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

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of December 31, 2021, and December 31, 2020, were as follows:

	December 31, 2021	December 31, 2020
Derivative financial instruments not designated as hedging instruments:	(In thousands)
Notional amounts:
Option contracts	$676	$—
Forward, and swap contracts with positive fair value	$181,997	$151,244
Forward, and swap contracts with negative fair value	$51,782	$132,813
Fair value:
Option contracts	$2,911	$—
Forward, and swap contracts with positive fair value	$1,113	$4,658
Forward, and swap contracts with negative fair value	$(327)	$(2,200)

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at December 31, 2021, and at December 31, 2020:

As of December 31, 2021	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)
Securities available-for-sale
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency entities	—	87,509	—	87,509
Mortgage-backed securities	—	888,665	—	888,665
Collateralized mortgage obligations	—	9,117	—	9,117
Corporate debt securities	—	142,018	—	142,018
Total securities available-for-sale	—	1,127,309	—	1,127,309

Equity securities
Mutual funds	6,230	—	—	6,230
Preferred stock of government sponsored entities	1,811	—	—	1,811
Other equity securities	14,278	—	—	14,278
Total equity securities	22,319	—	—	22,319
Warrants	—	—	23	23
Interest rate swaps	—	10,090	—	10,090
Foreign exchange contracts	—	1,113	—	1,113
Total assets	$22,319	$1,138,512	$23	$1,160,854

Liabilities
Interest rate swaps	$—	$12,642	$—	$12,642
Foreign exchange contracts	—	327	—	327
Total liabilities	$—	$12,969	$—	$12,969

As of December 31, 2020	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)
Securities available-for-sale
U.S. Treasury securities	$80,948	$—	$—	$80,948
U.S. government agency entities	—	99,838	—	99,838
Mortgage-backed securities	—	727,068	—	727,068
Collateralized mortgage obligations	—	10,324	—	10,324
Corporate debt securities	—	118,372	—	118,372
Total securities available-for-sale	80,948	955,602	—	1,036,550

Equity securities
Mutual funds	6,413	—	—	6,413
Preferred stock of government sponsored entities	5,485	—	—	5,485
Other equity securities	11,846	—	—	11,846
Total equity securities	23,744	—	—	23,744
Warrants	—	—	21	21
Interest rate swaps	—	3,409	—	3,409
Foreign exchange contracts	—	4,658	—	4,658
Total assets	$104,692	$963,669	$21	$1,068,382

Liabilities
Interest rate swaps	$—	$10,286	$—	$10,286
Foreign exchange contracts	—	2,200	—	2,200
Total liabilities	$—	$12,486	$—	$12,486

Assets measured at estimated fair value on a non-recurring basis.

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the year ended December 31, 2021, and December 31, 2020, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at December 31, 2021, and 2020, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at December 31, 2021, and at December 31, 2020, and the total losses for the periods indicated:

	As of December 31, 2021				Total Losses
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2021	December 31, 2020
Assets	(In thousands)

Impaired loans by type:
Commercial loans	$—	$—	$4,327	$4,327	$1,012	$7,012
Commercial mortgage loans	—	—	13,335	13,335	—	—
Residential mortgage and equity lines	—	—	5,243	5,243	—	—
Total impaired loans	—	—	22,905	22,905	1,012	7,012
Other real estate owned (1)	—	—	4,589	4,589	17	717
Investments in venture capital	—	—	952	952	143	107
Total assets	$—	$—	$28,446	$28,446	$1,172	$7,836

(1) Other real estate owned balance of $4.4 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2020				Total Losses/(Gains)
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2020	December 31, 2019
Assets	(In thousands)

Impaired loans by type:
Commercial loans	$—	$—	$5,342	$5,342	$7,012	$—
Commercial mortgage loans	—	—	25,749	25,749	—	—
Residential mortgage and equity lines	—	—	4,307	4,307	—	—
Total impaired loans	—	—	35,398	35,398	7,012	—
Other real estate owned (1)	—	905	4,236	5,141	717	681
Investments in venture capital	—	—	1,381	1,381	107	167
Total assets	$—	$905	$41,015	$41,920	$7,836	$848

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The Company applies estimated sales cost and commission ranging from 3% to 6% of collateral value of impaired loans, quoted price or loan sale price of loans held for sale, and appraised value of OREOs.

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are the expected life of warrant ranging from one to six years, risk-free interest rate from 0.50% to 1.47%, and stock volatility of the Company from 12.32% to 20.74%.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	December 31, 2021		December 31, 2020
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$134,141	$134,141	$138,616	$138,616
Short-term investments	2,315,563	2,315,563	1,282,462	1,282,462
Securities available-for-sale	1,127,309	1,127,309	1,036,550	1,036,550
Loans, net	16,202,001	16,499,869	15,475,364	16,103,471
Equity securities	22,319	22,319	23,744	23,744
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250
Warrants	23	23	21	21

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$181,997	$1,113	$151,244	$4,658
Interest rate swaps	904,635	10,090	96,889	3,409

Financial Liabilities	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Deposits	$18,058,842	$18,051,720	$16,109,401	$16,125,808
Advances from Federal Home Loan Bank	20,000	21,279	150,000	155,133
Other borrowings	23,145	18,945	23,714	19,632
Long-term debt	119,136	62,274	119,136	65,487

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$676	$2,911	$—	$—
Foreign exchange contracts	51,782	327	132,813	2,200
Interest rate swaps	872,400	12,642	679,648	10,286

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,297,362	$(12,594)	$2,977,528	$(8,432)
Standby letters of credit	266,490	(2,640)	234,200	(1,630)
Other letters of credit	16,652	(13)	16,821	(16)
Bill of lading guarantees	—	—	238	—

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the level in the fair value hierarchy for the estimated fair values of certain financial instruments at December 31, 2021, and December 31, 2020.

	As of December 31, 2021
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$134,141	$134,141	$—	$—
Short-term investments	2,315,563	2,315,563	—	—
Securities available-for-sale	1,127,309	—	1,127,309	—
Loans, net	16,499,869	—	—	16,499,869
Equity securities	22,319	22,319	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	23	—	—	23
Financial Liabilities
Deposits	18,051,720	—	—	18,051,720
Advances from Federal Home Loan Bank	21,279	—	21,279	—
Other borrowings	18,945	—	—	18,945
Long-term debt	62,274	—	62,274	—

	As of December 31, 2020
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$138,616	$138,616	$—	$—
Short-term investments	1,282,462	1,282,462	—	—
Securities available-for-sale	1,036,550	80,948	955,602	—
Loans, net (1)	16,103,471	—	—	16,103,471
Equity securities	23,744	23,744	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	21	—	—	21
Financial Liabilities
Deposits	16,125,808	—	—	16,125,808
Advances from Federal Home Loan Bank	155,133	—	155,133	—
Other borrowings	19,632	—	—	19,632
Long-term debt	65,487	—	65,487	—

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

16.	Revenue from Contracts with Customers

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

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under ASC 606:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Non-interest income, in-scope(1):
Fees and service charges on deposit accounts	$8,618	$7,965	$7,848
Wealth management fees	15,056	10,529	9,241
Other service fees(2)	15,400	13,742	14,392
Total in-scope non-interest income	39,074	32,236	31,481

Noninterest income, not in-scope(3)	15,529	10,584	13,270
Total non-interest income	$54,603	$42,820	$44,751

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Practical Expedients and Exemptions

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose the value of unsatisfied performance obligations as the Company’s contracts with customers generally have a term that is less than one year, are open-ended with a cancellation period that is less than one year or allow the Company to recognize revenue in the amount to which the Company has the right to invoice.

In addition, given the short-term nature of the Company’s contracts, the Company also applies the practical expedient in ASC 606-10-32-18 and does not adjust the consideration from customers for the effects of a significant financing component, if at contract inception, the period between when the entity transfers the goods or services and when the customer pays for that good or service is one year or less.

17.	Employee Benefit Plans

Employee Stock Ownership Plan. Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company can make annual contributions to a trust in the form of either cash or common stock of the Bancorp for the benefit of eligible employees. Employees are eligible to participate in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for each of two consecutive years for salaried part-time employees. The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations. The Company also pays for the administration of this plan and of the trust. The Company has not made contributions to the trust since 2004 and does not expect to make any contributions in the future. Effective June 17, 2004, the ESOP was amended to provide the participants the election either to reinvest the dividends on the Company stock allocated to their accounts or to have these dividends distributed to the participant. The ESOP trust purchased 18,338 shares in 2021, 32,128 shares in 2020, and 22,933 shares in 2019, of the Bancorp’s common stock at an aggregate cost of $781 thousand in 2021, $818 thousand in 2020, and $827 thousand in 2019. The distribution of benefits to participants totaled 47,617 shares in 2021, 33,629 shares in 2020, and 22,309 shares in 2019. As of December 31, 2021, the ESOP owned 718,874 shares, or 1.0%, of the Company’s outstanding common stock.

401(k) Plan. In 1997, the Board approved the Company’s 401(k) Profit Sharing Plan, which began on March 1, 1997. Salaried employees who have completed three months of service and have attained the age of 21 are eligible to participate. Enrollment dates are on the first of each month. Participants may contribute up to 75% of their eligible compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code. Participants may change their contribution election on the enrollment dates. The vesting schedule for the matching contribution is 0% for less than two years of service, 25% after two years of service and from then on, at an increment of 25% each year until 100% is vested after three years of service. Effective on June 1, 2018, the Company matches 100% on the first 5.0% of eligible compensation contributed per pay period by the participant, on the first day of the following month after 30 days of service. The Company’s contribution amounted to $3.6 million in 2021, $3.7 million in 2020, and $3.5 million in 2019. The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulations. Participants may also borrow up to 50% of the vested amount, with a maximum of $50 thousand. The minimum loan amount is $1 thousand.

Bank-Owned Life Insurance. As of December 31, 2021, cash surrender value of bank-owned life insurance was $52.0 million. The Bank is the beneficiary under the policy. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier and pay a fixed dollar amount to the beneficiary designated by the officer.

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

At December 31, 2021, 1,861,104 shares were available under the 2005 Incentive Plan for future grants.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents RSU activity for 2021, 2020, and 2019:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2018	284,493	35.79	265,659	32.90
Granted	108,925	36.37	124,586	36.37
Vested	(93,729)	35.14	(92,501)	38.36
Forfeited	(26,489)	39.34	—	—
Balance at December 31, 2019	273,200	35.90	297,744	32.65
Granted	110,495	21.79	212,369	22.96
Vested	(80,654)	25.34	(193,240)	21.68
Forfeited	(10,371)	39.04	(14,071)	39.08
Balance at December 31, 2020	292,670	33.37	302,802	32.55
Granted	63,467	41.18	113,764	37.13
Vested	(96,869)	41.72	(76,292)	41.69
Forfeited	(23,324)	29.92	(7,768)	40.85
Balance at December 31, 2021	235,944	32.38	332,506	31.82

The compensation expense recorded for RSUs was $6.0 million in 2021, $5.6 million in 2020, and $6.6 million in 2019. Unrecognized stock-based compensation expense related to RSUs was $8.6 million and $8.4 million as of December 31, 2021, and 2020, respectively. As of December 31, 2021, these costs are expected to be recognized over the next 1.7 years.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

19.	Condensed Financial Information of Cathay General Bancorp

The condensed financial information of the Bancorp as of December 31, 2021, and December 31, 2020, and for the years ended December 31, 2021, 2020, and 2019 is as follows:

Balance Sheets

	As of December 31,
	2021	2020
	(In thousands, except
	share and per share data)
Assets
Cash	$19,629	$50,060
Cash pledged as margin for interest rate swaps	1,071	2,159
Short-term certificates of deposit	333	332
Equity securities	15,627	15,505
Investment in Cathay Bank subsidiary	2,530,850	2,467,643
Investment in non-bank subsidiary	807	845
Other assets	4,691	6,447
Total assets	$2,573,008	$2,542,991
Liabilities
Junior subordinated debt	$119,136	$119,136
Other liabilities	7,621	5,711
Total liabilities	126,757	124,847
Commitments and contingencies	—	—
Stockholders' equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 90,871,860 issued and 75,750,862 outstanding at December 31, 2021, and 90,643,206 issued and 79,508,265 outstanding at December 31, 2020	909	906
Additional paid-in-capital	972,474	964,734
Accumulated other comprehensive loss, net	(3,065)	5,310
Retained earnings	1,985,168	1,789,325
Treasury stock, at cost (15,120,998 shares at December 31, 2021, and 11,134,941 shares at December 31, 2020)	(509,235)	(342,131)
Total equity	2,446,251	2,418,144
Total liabilities and equity	$2,573,008	$2,542,991

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Statements of Operations

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash dividends from Cathay Bank	$230,000	$146,000	$238,998
Interest income	36	49	90
Interest expense	5,773	5,906	8,415
Non-interest Income/(loss)	3,117	(435)	4,634
Non-interest expense	3,224	4,846	3,491
Income before income tax expense	224,156	134,862	231,816
Income tax expense	(1,810)	(3,692)	(2,459)
Income before undistributed earnings of subsidiaries	225,966	138,554	234,275
Undistributed earnings of subsidiary	72,338	90,306	44,860
Net income	$298,304	$228,860	$279,135

Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from Operating Activities
Net income	$298,304	$228,860	$279,135
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(72,338)	(90,306)	(44,860)
Loss/(gain) on equity securities	(122)	641	(4,414)
Write-downs on venture capital and other investments	73	107	105
Loss in fair value of warrants	—	18	145
Stock issued to directors as compensation	850	800	749
Net change in accrued interest receivable and other assets	1,918	(1,182)	125
Net change in other liabilities	4,934	(9,853)	(832)
Net cash provided by operating activities	233,619	129,085	230,153
Cash flows from Investment Activities
Proceeds from liquidation of subsidiary	—	2,399	—
Proceeds from sale of equity securities	—	3,112	2,829
Venture capital and other investments	357	116	399
Net cash provided by investment activities	357	5,627	3,228
Cash flows from Financing Activities
Repayment of long-term debt	—	(7,644)	(81,065)
Cash dividends paid	(99,322)	(98,688)	(99,131)
Proceeds from shares issued under the Dividend Reinvestment Plan	3,563	9,777	3,366
Taxes paid related to net share settlement of RSUs	(2,632)	(1,911)	(2,311)
Purchase of treasury stock	(167,104)	(23,593)	(36,301)
Net cash used in financing activities	(265,495)	(122,059)	(215,442)
Increase/(decrease) in cash, cash equivalents and restricted cash	(31,519)	12,653	17,939
Cash, cash equivalents, and restricted cash, beginning of the year	52,219	39,566	21,627
Cash, cash equivalents, and restricted cash, end of the period	$20,700	$52,219	$39,566

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

20.	Dividend Reinvestment Plan

The Company has a Dividend Reinvestment Plan which allows for participants’ reinvestment of cash dividends and certain optional additional investments in the Bancorp’s common stock. Shares issued under the plan and the consideration received were 84,011 shares for $3.6 million in 2021, 358,157 shares for $9.8 million in 2020, and 93,143 shares for $3.4 million in 2019.

21.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts, and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Federal Deposit Insurance Corporation has established five capital ratio categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A well-capitalized institution must have a common equity tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%. At December 31, 2021, and 2020, the Bank qualified as well capitalized under the regulatory framework for prompt corrective action.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The Bancorp’s and the Bank’s capital and leverage ratios as of December 31, 2021, and December 31, 2020, are presented in the tables below:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2021	(In thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,056,601	12.80	$1,124,381	7.00	$1,044,068	6.50
Cathay Bank	2,137,925	13.32	1,123,721	7.00	1,043,455	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,056,601	12.80	1,365,320	8.50	1,285,007	8.00
Cathay Bank	2,137,925	13.32	1,364,519	8.50	1,284,253	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,315,358	14.41	1,686,572	10.50	1,606,259	10.00
Cathay Bank	2,281,182	14.21	1,685,582	10.50	1,605,316	10.00

Leverage Ratio
Cathay General Bancorp	2,056,601	10.40	791,226	4.00	989,033	5.00
Cathay Bank	2,137,925	10.82	790,430	4.00	988,037	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2020	(In thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,016,448	13.53	$1,042,967	7.00	$968,470	6.50
Cathay Bank	2,059,056	13.83	1,041,911	7.00	967,489	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,016,448	13.53	1,266,460	8.50	1,191,963	8.00
Cathay Bank	2,059,056	13.83	1,265,178	8.50	1,190,755	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,304,366	15.47	1,564,451	10.50	1,489,953	10.00
Cathay Bank	2,231,474	14.99	1,562,866	10.50	1,488,444	10.00

Leverage Ratio
Cathay General Bancorp	2,016,448	10.94	737,382	4.00	921,727	5.00
Cathay Bank	2,059,056	11.19	736,317	4.00	920,396	5.00

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

22.	Balance Sheet Offsetting

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

Financial instruments that are eligible for offset in the Consolidated Balance Sheets, as of December 31, 2021, and December 31, 2020, are presented in the following tables:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
December 31, 2021	(In thousands)

Assets:
Derivatives	$10,090	$—	$10,090	$—	$—	$10,090
Liabilities:
Derivatives	$15,748	$(3,106)	$12,642	$—	$—	$12,642

December 31, 2020

Assets:
Derivatives	$3,409	$—	$3,409	$—	$—	$3,409
Liabilities:
Derivatives	$28,258	$(17,972)	$10,286	$—	$—	$10,286

23.	Subsequent Events

On February 7, 2022, the Company subsidiary bank, Cathay Bank completed the purchase of the HSBC Bank USA’s West Coast mass market consumer banking business and retail business banking business, including 10 retail branches in California for total consideration of approximately $5.0 million.

On February 14, 2022, the Company’s Board of Directors declared first quarter 2022 dividends for the Company’s common stock. The common stock cash dividend of $0.34 per share will be paid on March 7, 2022, to stockholders of record on February 25, 2022.

On February 18, 2022, the Company completed its September 2021 stock buyback program by repurchasing 704,927 shares at an average cost of $46.67 for a total of $32.9 million.

The Company has evaluated the effect of events that have occurred subsequent to December 31, 2021, through the date of issuance of the Consolidated Financial Statements.  Based on this evaluation, the Company has determined none of these events would require recognition in the Consolidated Financial Statements or disclosure in the notes to the Consolidated Financial Statements.