Form 10-Q
period 2022-03-31
CATHAY GENERAL BANCORP
filed 2022-05-09
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Common stock, $.01 par value, 75,149,231 shares outstanding as of April, 30, 2022.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

1ST QUARTER 2022 REPORT ON FORM 10-Q

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
●

the impact on our business, operations, financial condition, liquidity, results of operations, prospects and trading prices of our shares arising out of the COVID-19 pandemic and its related economic impacts;

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

These and other factors are further described in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021 (Item 1A in particular), other reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings Bancorp makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements. We have no intention and undertake no obligation to update any forward-looking statement or to announce publicly any revision of any forward-looking statement to reflect developments, events, occurrences or circumstances after the date of such statement, except as required by law.

Bancorp’s filings with the SEC are available at the website maintained by the SEC at http://www.sec.gov, or by request directed to Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attention: Investor Relations (626) 279-3296.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$138,979	$134,141
Short-term investments and interest-bearing deposits	1,119,105	2,315,563
Securities available-for-sale (amortized cost of $1,284,863 at March 31, 2022 and $1,126,867 at December 31, 2021)	1,219,541	1,127,309
Loans	17,398,357	16,342,479
Less: Allowance for loan losses	(145,786)	(136,157)
Unamortized deferred loan fees, net	(4,679)	(4,321)
Loans, net	17,247,892	16,202,001
Equity securities	27,740	22,319
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	4,067	4,368
Affordable housing investments and alternative energy partnerships, net	289,430	299,211
Premises and equipment, net	98,795	99,402
Customers’ liability on acceptances	6,753	8,112
Accrued interest receivable	60,056	56,994
Goodwill	375,706	372,189
Other intangible assets, net	7,512	4,627
Right-of-use assets - operating leases	32,045	27,834
Other assets	221,699	195,403
Total assets	$20,866,570	$20,886,723

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing demand deposits	$4,398,779	$4,492,054
Interest-bearing deposits:
NOW deposits	2,435,725	2,522,442
Money market deposits	5,113,385	4,611,579
Savings deposits	1,156,727	915,515
Time deposits	4,955,645	5,517,252
Total deposits	18,060,261	18,058,842
Advances from the Federal Home Loan Bank	20,000	20,000
Other borrowings of affordable housing investments	23,108	23,145
Long-term debt	119,136	119,136
Acceptances outstanding	6,753	8,112
Lease liabilities - operating leases	35,403	30,694
Other liabilities	179,679	180,543
Total liabilities	18,444,340	18,440,472
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 90,904,183 issued and 75,078,258 outstanding at March 31, 2022, and 90,871,860 issued and 75,750,862 outstanding at December 31, 2021	909	909
Additional paid-in-capital	974,748	972,474
Accumulated other comprehensive loss, net	(45,977)	(3,065)
Retained earnings	2,034,681	1,985,168
Treasury stock, at cost (15,825,925 shares at March 31, 2022, and 15,120,998 shares at December 31, 2021)	(542,131)	(509,235)
Total equity	2,422,230	2,446,251
Total liabilities and equity	$20,866,570	$20,886,723

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2022	2021
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable	$166,094	$159,721
Investment securities	4,828	3,067
Federal Home Loan Bank stock	261	217
Deposits with banks	763	315
Total interest and dividend income	171,946	163,320

Interest Expense
Time deposits	6,060	14,009
Other deposits	5,128	5,594
Advances from Federal Home Loan Bank	143	475
Long-term debt	1,424	1,424
Total interest expense	12,755	21,502

Net interest income before provision for credit losses	159,191	141,818
Provision/(reversal) for credit losses	8,643	(13,558)
Net interest income after provision/(reversal) for credit losses	150,548	155,376

Non-Interest Income
Net gains/(losses) from equity securities	5,974	(2,752)
Securities losses, net	—	853
Letters of credit commissions	1,556	1,690
Depository service fees	1,671	1,363
Wealth management fees	4,354	3,557
Other operating income	6,677	5,289
Total non-interest income	20,232	10,000

Non-Interest Expense
Salaries and employee benefits	35,475	32,722
Occupancy expense	5,613	5,046
Computer and equipment expense	2,956	3,271
Professional services expense	6,697	4,710
Data processing service expense	2,909	3,655
FDIC and regulatory assessments	1,802	1,925
Marketing expense	947	2,882
Other real estate owned expense	71	94
Amortization of investments in low income housing and alternative energy partnerships	8,287	11,570
Amortization of core deposit intangibles	224	172
Acquisition, integration and restructuring costs	3,936	732
Other operating expense	3,780	4,624
Total non-interest expense	72,697	71,403

Income before income tax expense	98,083	93,973
Income tax expense	23,055	20,589
Net income	$75,028	$73,384

Other Comprehensive Income, net of tax
Unrealized holding losses on securities available-for-sale	(45,966)	(4,887)
Unrealized holding gains on cash flow hedge derivatives	3,054	1,263
Total other comprehensive loss, net of tax	(42,912)	(3,624)
Total other comprehensive income	$32,116	$69,760

Net Income Per Common Share:
Basic	$1.00	$0.92
Diluted	$0.99	$0.92
Cash dividends paid per common share	$0.34	$0.31
Average Common Shares Outstanding:
Basic	75,331,976	79,530,777
Diluted	75,719,375	79,832,305

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three months ended	Shares	Amount	Capital	Income	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2021	75,750,862	$909	$972,474	$(3,065)	$1,985,168	$(509,235)	$2,446,251
Dividend Reinvestment Plan	21,415	—	945	—	—	—	945
Restricted stock units vested	10,908	—	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(285)	—	—	—	(285)
Purchases of treasury stock	(704,927)	—	—	—	—	(32,896)	(32,896)
Stock-based compensation	—	—	1,614	—	—	—	1,614
Cash dividends of $0.34 per share	—	—	—	—	(25,515)	—	(25,515)
Other comprehensive loss	—	—	—	(42,912)	—	—	(42,912)
Net income	—	—	—	—	75,028	—	75,028
Balance at March 31, 2022	75,078,258	$909	$974,748	$(45,977)	$2,034,681	$(542,131)	$2,422,230

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2020	79,508,265	$906	$964,734	$5,310	$1,789,325	$(342,131)	$2,418,144
Cumulative effect of change in accounting principle related to ASC 326, net of tax	—	—	—	—	(3,140)	—	(3,140)
Dividend Reinvestment Plan	20,036	—	868	—	—	—	868
Restricted stock units vested	66,724	1	—	—	—	—	1
Shares withheld related to net share settlement of RSUs	—	—	(1,279)	—	—	—	(1,279)
Stock-based compensation	—	—	1,243	—	—	—	1,243
Cash dividends of $0.31 per share	—	—	—	—	(24,650)	—	(24,650)
Other comprehensive loss	—	—	—	(3,624)	—	—	(3,624)
Net income	—	—	—	—	73,384	—	73,384
Balance at March 31, 2021	79,595,025	$907	$965,566	$1,686	$1,834,919	$(342,131)	$2,460,947

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2022	2021
	(In thousands)
Cash Flows from Operating Activities
Net income	$75,028	$73,384
Adjustments to reconcile net income to net cash provided by operating activities:
Provision/(reversal) for credit losses	8,643	(13,558)
Deferred tax provision	3,118	6,135
Depreciation and amortization	2,112	2,044
Amortization of right-of-use asset	2,443	2,221
Change in operating lease liabilities	(1,744)	2,319
Net gains on sale and transfer of other real estate owned	(6)	—
Net gains on sale of loans	—	(289)
Proceeds from sales of loans	—	6,345
Originations of loans held for sale	—	(6,056)
Loss on sales or disposal of fixed assets	25	22
Amortization on alternative energy partnerships, venture capital and other investments	8,287	11,641
Net gain on sales and calls of securities	100	(853)
Amortization/accretion of security premiums/discounts, net	1,494	2,282
Unrealized (gain)/loss on equity securities	(5,874)	2,752
Stock-based compensation and stock issued to officers as compensation	1,614	1,243
Net change in accrued interest receivable and other assets	(13,309)	11,863
Net change in other liabilities	4,726	(9,924)
Net cash provided by operating activities	86,457	91,571

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(204,882)	(50,450)
Proceeds from repayments, maturities and calls of investment securities available-for-sale	45,393	148,685
Proceeds from sale of investment securities available-for-sale	553	21,102
Net increase in loans	(413,721)	(15,246)
Purchase of premises and equipment	(1,276)	(760)
Proceeds from sales of other real estate owned	307	—
Net decrease/(increase) in investment in affordable housing and alternative energy partnerships	902	(5,950)
Acquisition, net of cash acquired	(73,882)	—
Net cash (used)/provided for investing activities	(646,606)	97,381

Cash Flows from Financing Activities
Net (decrease)/increase in deposits	(573,720)	244,327
Advances from Federal Home Loan Bank	—	50,000
Repayment of Federal Home Loan Bank borrowings	—	(125,000)
Cash dividends paid	(25,515)	(24,650)
Purchases of treasury stock	(32,896)	—
Proceeds from shares issued under Dividend Reinvestment Plan	945	868
Taxes paid related to net share settlement of RSUs	(285)	(1,279)
Net cash (used)/provided by financing activities	(631,471)	144,266

(Decrease)/Increase in cash, cash equivalents, and restricted cash	(1,191,620)	333,218
Cash, cash equivalents, and restricted cash, beginning of the period	2,449,704	1,421,078
Cash, cash equivalents, and restricted cash, end of the period	$1,258,084	$1,754,296

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$12,896	$25,872
Income taxes paid	$1,281	$2,891
Non-cash investing and financing activities:
Net change in unrealized holding loss on securities available-for-sale, net of tax	$(45,966)	$(4,887)
Net change in unrealized holding gain on cash flow hedge derivatives	$3,054	$1,263
Transfers to other real estate owned from loans held for investment	$—	$—

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), ten limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of March 31, 2022, the Bank operates 27 branches in Southern California, 20 branches in Northern California, 10 branches in New York State, four in Washington State, two in Illinois, two in Texas, one in Maryland, Massachusetts, Nevada, and New Jersey, one in Hong Kong, and a representative office in Taipei, Beijing, and Shanghai. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

2. Business Combinations

The Company’s subsidiary bank, Cathay Bank completed the purchase of HSBC Bank USA, National Association’s West Coast mass retail market consumer banking business and retail business banking business on February 7, 2022. As a result of the acquisition, Cathay Bank added 10 retail branches in California and additional loans with principal balance of $646.1 million and deposits with a balance of $575.2 million.

The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the February 7, 2022 acquisition date. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. We have included the financial results of the business combinations in the condensed consolidated statement of income beginning on the acquisition date. The purchase accounting adjustments are preliminary and subject to finalization during the one-year measurement period from the date of the acquisition.

The fair value of the assets and the liabilities acquired as of February 7, 2022 are shown below:

Balance Sheet
(In thousands)
Assets:
Cash and cash equivalents	$473
Loans	641,829
Right-of-use assets-operating leases	6,453
Core deposit intagible	3,138
Other	561
Total assets	$652,454

Liabilities assumed:
Deposits	$575,163
Lease liabilities	6,453
Total liabilities assumed	$581,616
Net assets acquired	$70,838

Total consideration paid	$74,355
Goodwill	$3,517

3. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the audited Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022 (the “2021 Form 10-K”).

The preparation of the Consolidated Financial Statements in accordance with GAAP requires management of the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements. Actual results could differ from those estimates. The Company expects that the most significant estimate subject to change is the allowance for loan losses.

For comparability, the Company adjusted consolidated prior period amounts to conform to current period presentation.

4. Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020-04 is effective for all entities as of March 12, 2020, through December 31, 2022. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022. In January 2021, the FASB issued ASU 2021-01 as subsequent amendments, which expanded the scope of Topic 848 to include all affected derivatives and clarified certain optional expedients and exceptions regarding the hedge accounting for derivative contracts affected by the discounting transition. Based on our current assessment, we will plan to offer SOFR as the primary alternative reference rate but may consider alternate rates based on customer demands and/or the type of loan or financial instrument. The Company will also continue to assess impacts to our operations, financial models, data and technology as part of our transition plan. The Company plans to adopt these updates this year. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method.” Under prior guidance, entities can apply the last-of-layer hedging method to hedge the exposure of a closed portfolio of prepayable financial assets to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 expands the last-of-layer method, which permits only one hedge layer, to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. ASU 2022-01 also (i) expands the scope of the portfolio layer method to include non-prepayable financial assets, (ii) specifies eligible hedging instruments in a single-layer hedge, (iii) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method and (iv) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. ASU 2022-01 will be effective for us on January 1, 2023 though early adoption is permitted. The adoption of ASU 2022-01 is not expected to have a significant impact on our financial statements.

In March 2022, ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 will be effective for us on January 1, 2023 though early adoption is permitted. The adoption of ASU 2022-02 is not expected to have a significant impact on our financial statements.

5. Cash, Cash Equivalents and Restricted Cash

The Company manages its cash and cash equivalents based upon the Company’s operating, investment, and financing activities. Cash and cash equivalents, including for purposes of reporting cash flows, consist of cash on hand, amounts due from banks, and short-term investments with original maturity of three months or less.

The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. There were zero average reserve balances required for the three months ended March 31, 2022 and for the year ended December 31, 2021. The average excess balance with Federal Reserve Bank was $1.6 billion for the three months ended March 31, 2022 and $1.6 billion for the year ended December 31, 2021.  As of March 31, 2022 and December 31, 2021, the Company had $3.3 million and $24.3 million, respectively, on deposit in a cash margin account that serves as collateral for interest rate swaps. These amounts included $2.2 million and $5.9 million as of March 31, 2022 and December 31, 2021, respectively, on deposit in a cash margin account that serves as collateral for the Bancorp’s interest rate swaps. As of March 31, 2022 and December 31, 2021, the Company held zero and $690 thousand, respectively, in a restricted escrow account with a major bank for its alternative energy investments.

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

	Three months ended March 31,
	2022	2021
	(In thousands, except share and per share data)

Net income	$75,028	$73,384

Weighted-average shares:
Basic weighted-average number of common shares outstanding	75,331,976	79,530,777
Dilutive effect of weighted-average outstanding common share equivalents:
RSUs	387,399	301,528
Diluted weighted-average number of common shares outstanding	75,719,375	79,832,305

Average restricted stock units with anti-dilutive effect	22,574	71,108
Earnings per common share:
Basic	$1.00	$0.92
Diluted	$0.99	$0.92

7. Stock-Based Compensation

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

The following table presents RSU activity during the three months ended March 31, 2022:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2021	235,944	$32.38	332,506	$31.82
Granted	65,389	46.85	—	—
Vested	(17,063)	46.29	—	—
Forfeited	(1,677)	30.09	—	—
Balance at March 31, 2022	282,593	$34.90	332,506	$31.82

The compensation expense recorded for RSUs was $1.6 million and $1.2 million for the three months ended March 31, 2022, and 2021, respectively. Unrecognized stock-based compensation expense related to RSUs was $10.0 million and $7.2 million as of March 31, 2022 and 2021, respectively. As of March 31, 2022, these costs are expected to be recognized over the next 2.0 years for time-based and performance-based RSUs.

As of March 31, 2022, 1,797,392 shares were available for future grants under the Company’s 2005 Incentive Plan, as amended and restated.

8. Investment Securities

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of March 31, 2022, and December 31, 2021:

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$119,757	$4	$13	$119,748
U.S. government agency entities	82,300	1,050	134	83,216
Mortgage-backed securities	929,428	521	56,444	873,505
Collateralized mortgage obligations	9,282	—	894	8,388
Corporate debt securities	144,096	50	9,462	134,684
Total	$1,284,863	$1,625	$66,947	$1,219,541

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. government agency entities	86,475	1,169	135	87,509
Mortgage-backed securities	886,614	9,465	7,414	888,665
Collateralized mortgage obligations	9,547	—	430	9,117
Corporate debt securities	144,231	441	2,654	142,018
Total	$1,126,867	$11,075	$10,633	$1,127,309

As of March 31, 2022, the amortized cost of AFS debt securities excluded accrued interest receivables of $2.9 million, which are included in “accrued interest receivables” on the Consolidated Balance Sheets. For the Company’s accounting policy related to AFS debt securities’ accrued interest receivable, see Note 1 - Summary of Significant Accounting Policies – Securities Available for Sale – Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2021 Form 10-K.

The amortized cost and fair value of securities available-for-sale as of March 31, 2022, by contractual maturities, are set forth in the tables below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	March 31, 2022
	Securities Available-For-Sale
	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$124,789	$124,794
Due after one year through five years	126,637	117,089
Due after five years through ten years	142,206	141,424
Due after ten years	891,231	836,234
Total	$1,284,863	$1,219,541

Equity Securities - The Company recognized a net gain of $5.9 million for the three months ended March 31, 2022, due to the increase in fair value during the quarter of equity investments with readily determinable fair values compared to a net loss of $2.8 million for the three months ended March 31, 2021. Equity securities were $27.7 million and $22.3 million as of March 31, 2022, and December 31, 2021, respectively.

The following tables set forth the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of  March 31, 2022, and  December 31, 2021:

	March 31, 2022
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$39,603	$13	$—	$—	$39,603	$13
U.S. government agency entities	—	—	2,221	134	2,221	134
Mortgage-backed securities	695,157	40,532	144,040	15,912	839,197	56,444
Collateralized mortgage obligations	8,274	879	114	15	8,388	894
Corporate debt securities	102,960	7,858	18,396	1,604	121,356	9,462
Total	$845,994	$49,282	$164,771	$17,665	$1,010,765	$66,947

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. government agency entities	—	—	2,337	135	2,337	135
Mortgage-backed securities	527,276	6,659	6,496	755	533,772	7,414
Collateralized mortgage obligations	8,989	417	128	13	9,117	430
Corporate debt securities	103,720	2,122	19,468	532	123,188	2,654
Total	$639,985	$9,198	$28,429	$1,435	$668,414	$10,633

As of March 31, 2022, the Company had a total of 156 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting primarily of 135 U.S. government-sponsored mortgage-backed securities, and 14 Corporate debt securities. In comparison, as of December 31, 2021, the Company has a total of 88 AFS debt securities in a gross unrealized loss position with no impairment, consisting primarily of 70 U.S. government-sponsored mortgage-backed securities, and 12 Corporate debt securities.

Allowance for Credit Losses

The securities that were in an unrealized loss position at March 31, 2022, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 - Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2021 Form 10-K.

The Company concluded the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell available-for-sale securities that have declined below their cost before their anticipated recovery. Accordingly, no allowance for credit losses was recorded as of March 31, 2022, against these securities, and there was no provision for credit losses recognized for the three months ended March 31, 2022. For the three months ended March 31, 2021, there was no credit loss recognized.

Securities available-for-sale having a carrying value of $28.8 million and $30.5 million as of March 31, 2022, and December 31, 2021, respectively, were pledged to secure public deposits, other borrowings, treasury tax and loan.

9. Loans

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

The types of loans in the Company’s Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, were as follows:

	March 31, 2022	December 31, 2021
	(In thousands)

Commercial loans	$3,125,151	$2,982,399
Residential mortgage loans	4,834,782	4,182,006
Commercial mortgage loans	8,401,742	8,143,272
Real estate construction loans	631,740	611,031
Equity lines	398,851	419,487
Installment and other loans	6,091	4,284
Gross loans	$17,398,357	$16,342,479
Allowance for loan losses	(145,786)	(136,157)
Unamortized deferred loan fees, net	(4,679)	(4,321)
Total loans, net	$17,247,892	$16,202,001

As of March 31, 2022, recorded investment in non-accrual loans was $86.3 million. As of December 31, 2021, recorded investment in non-accrual loans totaled $65.8 million. For non-accrual loans, the amounts previously charged off represent 1.9% and 10.7% of the contractual balances for non-accrual loans as of March 31, 2022 and December 31, 2021.

The following tables present the average recorded investment and interest income recognized on non-accrual loans for the period indicated:

	Three Months Ended
	March 31, 2022
	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$27,351	$—
Real estate construction loans	—	—
Commercial mortgage loans	37,909	429
Residential mortgage loans and equity lines	12,439	7
Total non-accrual loans	$77,699	$436

	Three Months Ended
	March 31, 2021
	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$28,268	$12
Real estate construction loans	4,229	97
Commercial mortgage loans	40,116	57
Residential mortgage loans and equity lines	8,427	8
Total impaired loans	$81,040	$174

The following table presents non-accrual loans and the related allowance as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$15,898	$11,304	$—
Commercial mortgage loans	24,988	21,459	—
Residential mortgage loans and equity lines	5,967	5,750	—
Subtotal	$46,853	$38,513	$—

With allocated allowance
Commercial loans	$34,167	$24,978	$5,293
Commercial mortgage loans	17,760	16,636	3,017
Residential mortgage loans and equity lines	7,256	6,206	30
Subtotal	$59,183	$47,820	$8,340
Total non-accrual loans	$106,036	$86,333	$8,340

	December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$15,879	$11,342	$—
Commercial mortgage loans	24,437	21,209	—
Residential mortgage loans and equity lines	6,020	5,850	—
Subtotal	$46,336	$38,401	$—

With allocated allowance
Commercial loans	$14,294	$5,217	$894
Commercial mortgage loans	17,930	16,964	3,631
Residential mortgage loans and equity lines	6,048	5,264	22
Subtotal	$38,272	$27,445	$4,547
Total non-accrual loans	$84,608	$65,846	$4,547

The following tables present the aging of the loan portfolio by type as of March 31, 2022, and as of December 31, 2021:

	March 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$15,757	$1,886	$300	$36,282	$54,225	$3,070,926	$3,125,151
Real estate construction loans	—	—	—	—	—	631,740	631,740
Commercial mortgage loans	5,582	—	—	38,095	43,677	8,358,065	8,401,742
Residential mortgage loans and equity lines	91,465	1,609	—	11,956	105,030	5,128,603	5,233,633
Installment and other loans	194	—	—	—	194	5,897	6,091
Total loans	$112,998	$3,495	$300	$86,333	$203,126	$17,195,231	$17,398,357

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$4,294	$9,877	$1,439	$16,558	$32,168	$2,950,231	$2,982,399
Real estate construction loans	—	—	—	—	—	611,031	611,031
Commercial mortgage loans	8,389	—	—	38,173	46,562	8,096,710	8,143,272
Residential mortgage loans and equity lines	20,129	3,138	—	11,115	34,382	4,567,111	4,601,493
Installment and other loans	—	—	—	—	—	4,284	4,284
Total loans	$32,812	$13,015	$1,439	$65,846	$113,112	$16,229,367	$16,342,479

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

The Company establishes a specific reserve for individually evaluated loans that do not share similar risk characteristics with the loans included in the quantitative baseline. These individually evaluated loans are removed from the pooling approach discussed in Note 1 - Summary of Significant Accounting Policies – to the Consolidated Financial Statements of the Company’s 2021 Form 10-K, for the quantitative baseline, and include non-accrual loans, TDRs, and other loans as deemed appropriate by management. In addition, the Company individually evaluates “reasonably expected” TDRs, which are identified by the Company as a commercial loan expected to be classified as a TDR. Individually evaluated loans also includes “reasonably expected” TDRs, identified by the Company as a consumer loan for which a borrower’s application of loan modification due to hardship has been received by the Company. Management judgment is utilized to make this determination.

Although the Company took steps to incorporate the impact of the COVID-19 pandemic on the economic conditions and other factors utilized to determine the expected loan losses, if the economic conditions or other factors worsen relative to the assumptions the Company utilized, the expected loan losses will increase accordingly in future periods.

As of March 31, 2022, accruing TDRs were $13.0 million and non-accrual TDRs were $14.2 million compared to accruing TDRs of $12.8 million and non-accrual TDRs of $8.2 million as of December 31, 2021. The Company allocated $52 thousand in reserves to accruing TDRs and $2.6 million to non-accrual TDRs as of March 31, 2022, compared to seven thousand to accruing TDRs and three thousand to non-accrual TDRs as of December 31, 2021.

The following tables set forth TDRs that were modified during the three months ended March 31, 2022 and 2021, their specific reserves as of March 31, 2022, and 2021, and charge-offs for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31, 2022				March 31, 2022
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	4	$6,115	$6,115	$—	$2,566
Residential mortgage loans and equity lines	2	346	346	—	1
Total	6	$6,461	$6,461	$—	$2,567

	Three Months Ended March 31, 2021				March 31, 2021
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	1	$686	$686	$—	$—
Residential mortgage loans and equity lines	—	—	—	—	—
Total	1	$686	$686	$—	$—

Modifications of the loan terms in the three months ended March 31, 2022, were in the form of extensions of maturity dates, which ranged generally from three to twelve months from the modification date.

We expect that the TDRs on accruing status as of March 31, 2022, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  The ongoing impact of the COVID pandemic or worsening economy, however, could increase the risk of such TDRs become non-accrual due to the borrowers’ inability to continue to comply with their restructured terms.

A summary of TDRs by type of concession and by type of loan, as of March 31, 2022, and December 31, 2021, is set forth in the table below:

	March 31, 2022
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans	$3,262	$—	$—	$3,262
Commercial mortgage loans	—	5,490	604	6,094
Residential mortgage loans	1,796	235	1,607	3,638
Total accruing TDRs	$5,058	$5,725	$2,211	$12,994

	March 31, 2022
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial loans	$13,713	$—	$—	$13,713
Commercial mortgage loans	—	—	—	—
Residential mortgage loans	439	—	—	439
Total non-accrual TDRs	$14,152	$—	$—	$14,152

	December 31, 2021
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans	$3,368	$—	$—	$3,368
Commercial mortgage loans	438	5,522	168	6,128
Residential mortgage loans	1,464	249	1,628	3,341
Total accruing TDRs	$5,270	$5,771	$1,796	$12,837

	December 31, 2021
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial loans	$7,717	$—	$—	$7,717
Commercial mortgage loans	—	—	—	—
Residential mortgage loans	458	—	—	458
Total non-accrual TDRs	$8,175	$—	$—	$8,175

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as a TDR during the previous twelve months and which had subsequently defaulted as of March 31, 2022.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of March 31, 2022, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered individually evaluated, or were on non-accrual status.

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

The following table summarizes the Company’s loan held for investment as of March 31, 2022 and December 31, 2021, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification:

	Loans Amortized Cost Basis by Origination Year
March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$93,686	$619,275	$254,961	$158,130	$136,244	$174,985	$1,554,220	$8,194	$2,999,695
Special Mention	—	299	490	2,751	1,582	3,509	39,063	—	47,694
Substandard	—	2,239	4,947	25,023	12,770	6,569	19,231	5,582	76,361
Doubtful	—	—	—	784	—	—	897	—	1,681
Total	$93,686	$621,813	$260,398	$186,688	$150,596	$185,063	$1,613,411	$13,776	$3,125,431

YTD period charge-offs	$—	$—	$120	$24	$—	$—	$77	$—	$221
YTD period recoveries	—	—	—	—	(37)	(202)	(120)	—	(359)
Net charge-offs/(recoveries)	$—	$—	$120	$24	$(37)	$(202)	$(43)	$—	$(138)

Real estate construction loans
Pass/Watch	$32,605	$231,895	$180,527	$83,007	$24,532	$—	$—	$—	$552,566
Special Mention	—	—	24,000	31,712	17,870	—	—	—	73,582
Substandard	—	—	—	2,005	—	—	—	—	2,005
Total	$32,605	$231,895	$204,527	$116,724	$42,402	$—	$—	$—	$628,153

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	(6)	—	—	(6)
Net charge-offs/(recoveries)	$—	$—	$—	$—	$—	$(6)	$—	$—	$(6)

Commercial mortgage loans
Pass/Watch	$513,830	$1,956,143	$1,208,014	$1,231,764	$998,977	$1,918,522	$201,167	$—	$8,028,417
Special Mention	13,242	30,791	10,831	42,978	75,987	73,643	—	—	247,472
Substandard	—	499	—	14,673	28,318	75,172	3,363	—	122,025
Total	$527,072	$1,987,433	$1,218,845	$1,289,415	$1,103,282	$2,067,337	$204,530	$—	$8,397,914

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	(60)	—	(7)	(28)	—	(95)
Net charge-offs/(recoveries)	$—	$—	$—	$(60)	$—	$(7)	$(28)	$—	$(95)
Residential mortgage loans
Pass/Watch	$297,480	$1,032,076	$649,133	$679,313	$484,245	$1,659,554	$—	$—	$4,801,801
Special Mention	72	303	577	1,568	3,170	14,452	—	—	20,142
Substandard	—	487	1,852	3,218	2,594	6,068	—	—	14,219
Total	$297,552	$1,032,866	$651,562	$684,099	$490,009	$1,680,074	$—	$—	$4,836,162

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	(45)	—	—	(45)
Net charge-offs/(recoveries)	$—	$—	$—	$—	$—	$(45)	$—	$—	$(45)

Equity lines
Pass/Watch	$1,339	$—	$—	$—	$—	$4	$370,446	$27,116	$398,905
Special Mention	30	—	—	—	—	—	—	—	30
Substandard	—	—	—	—	—	—	2,095	262	2,357
Total	$1,369	$—	$—	$—	$—	$4	$372,541	$27,378	$401,292

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	(2)	(4)	(6)
Net charge-offs/(recoveries)	$—	$—	$—	$—	$—	$—	$(2)	$(4)	$(6)

Installment and other loans
Pass/Watch	$379	$4,274	$73	$—	$—	$—	$—	$—	$4,726
Total	$379	$4,274	$73	$—	$—	$—	$—	$—	$4,726

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net charge-offs/(recoveries)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans	$952,663	$3,878,281	$2,335,405	$2,276,926	$1,786,289	$3,932,478	$2,190,482	$41,154	$17,393,678
Net charge-offs/(recoveries)	$—	$—	$120	$(36)	$(37)	$(260)	$(73)	$(4)	$(290)

	Loans Amortized Cost Basis by Origination Year
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$606,770	$268,756	$183,468	$142,419	$80,701	$100,496	$1,437,463	$7,433	$2,827,506
Special Mention	395	780	1,138	1,645	3,157	—	40,761	49	47,925
Substandard	450	5,879	22,513	16,423	14,309	5,221	34,713	5,716	105,224
Doubtful	—	—	—	—	—	—	900	—	900
Total	$607,615	$275,415	$207,119	$160,487	$98,167	$105,717	$1,513,837	$13,198	$2,981,555

YTD period charge-offs	$—	$1,478	$507	$366	$—	$50	$17,650	$—	$20,051
YTD period recoveries	—	(1)	(29)	(124)	—	(191)	(1,361)	—	(1,706)
Net	$—	$1,477	$478	$242	$—	$(141)	$16,289	$—	$18,345

Real estate construction loans
Pass/Watch	$199,188	$188,782	$125,316	$24,548	$—	$—	$—	$—	$537,834
Special Mention	—	23,107	27,672	17,374	—	—	—	—	68,153
Substandard	—	—	1,919	—	—	—	—	—	1,919
Total	$199,188	$211,889	$154,907	$41,922	$—	$—	$—	$—	$607,906

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	(76)	—	—	(76)
Net	$—	$—	$—	$—	$—	$(76)	$—	$—	$(76)

Commercial mortgage loans
Pass/Watch	$1,893,807	$1,201,825	$1,253,548	$1,031,191	$727,916	$1,313,882	$198,869	$—	$7,621,038
Special Mention	45,719	59,182	49,796	103,101	61,105	60,448	750	—	380,101
Substandard	1,110	—	13,483	42,803	1,580	76,906	3,297	—	139,179
Total	$1,940,636	$1,261,007	$1,316,827	$1,177,095	$790,601	$1,451,236	$202,916	$—	$8,140,318

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	(240)	—	—	(28)	(111)	—	(379)
Net	$—	$—	$(240)	$—	$—	$(28)	$(111)	$—	$(379)
Residential mortgage loans
Pass/Watch	$978,375	$622,999	$678,775	$502,325	$453,992	$929,846	$—	$—	$4,166,312
Special Mention	—	46	1,576	1,064	836	438	—	—	3,960
Substandard	1,684	147	2,698	2,574	862	5,255	—	—	13,220
Total	$980,059	$623,192	$683,049	$505,963	$455,690	$935,539	$—	$—	$4,183,492

YTD period charge-offs	$—	$—	$—	$—	$3	$—	$—	$—	$3
YTD period recoveries	—	—	—	—	—	(208)	—	—	(208)
Net	$—	$—	$—	$—	$3	$(208)	$—	$—	$(205)

Equity lines
Pass/Watch	$—	$—	$—	$—	$—	$5	$389,069	$30,025	$419,099
Substandard	—	—	—	—	—	—	1,230	273	1,503
Total	$—	$—	$—	$—	$—	$5	$390,299	$30,298	$420,602

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	(10)	(64)	(74)
Net	$—	$—	$—	$—	$—	$—	$(10)	$(64)	$(74)

Installment and other loans
Pass/Watch	$4,117	$168	$—	$—	$—	$—	$—	$—	$4,285
Total	$4,117	$168	$—	$—	$—	$—	$—	$—	$4,285

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans	$3,731,615	$2,371,671	$2,361,902	$1,885,467	$1,344,458	$2,492,497	$2,107,052	$43,496	$16,338,158
Net charge-offs/(recoveries)	$—	$1,477	$238	$242	$3	$(453)	$16,168	$(64)	$17,611

Revolving loans that are converted to term loans presented in the table above are excluded from the term loans by vintage year columns.

Allowance for Credit Losses

The Company has an allowance framework under ASU 2016-13 for all financial assets measured at amortized cost and certain off-balance sheet credit exposures. The measurement of the allowance for credit losses is based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. The forward-looking concept of current expected credit loss (“CECL”) approach requires loss estimates to consider historical experience, current conditions and reasonable and supportable economic forecasts of future events and circumstances.

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

Under the Company’s CECL approach, management estimates the ACL using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable economic forecasts that vary by loan portfolio. We use economic forecasts from Moody’s Analytics in this process. The economic forecast is updated monthly; therefore, the one used for each quarter-end calculation is generally based on a one-month lag based on the timing of when the forecast is released. The Company does not consider a one-month lag to create a material difference but considers any subsequent material changes to our estimated loss forecasts as deemed appropriate. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in gross domestic product (or “GDP”), unemployment rates, property values, or other relevant factors.

Under the CECL methodology, quantitative and qualitative loss factors are applied to our population of loans on a collective pool basis when similar risk characteristics exist. When loans do not share similar risk characteristics, the Company would evaluate the loan for expected credit losses on an individual basis. The Company evaluates loans for expected credit losses on an individual basis if, based on current information and events, the loan does not share similar credit risk characteristics with other loans. The Company may choose to measure expected credit losses on an individual loan basis by using one of the following methods: (1) the present value of the expected future cash flows of the loan discounted at the loan’s original effective interest rate, or (2) if the loan is collateral dependent, the fair value of the collateral less costs to sell. For loans that are not collateral-dependent, the Company uses the present value of future cash flows.

Quantitative Factors

Under the Company’s CECL methodology, nine portfolio segments with similar risk characteristics are evaluated for expected loss. Six portfolios are modeled using econometric models and three smaller portfolios are evaluated using a simplified loss-rate method that calculates lifetime expected credit losses for the respective pools (simplified approach). The six portfolios subject to econometric modeling include residential mortgages; commercial and industrial loans (“C&I”); construction loans; commercial real estate (“CRE”) for multifamily loans; CRE for owner-occupied loans; and other CRE loans. We estimate the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables, (GDP, unemployment, CRE prices and residential mortgage prices) to historical credit performance for each of the six loan portfolios from the fourth quarter of 2007 to the first quarter of 2022. Loss given default rates are computed based on the charge-offs recognized divided by the exposure at default of defaulted loans starting with the fourth quarter of 2007 through the first quarter of 2022. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The amounts so calculated comprise the quantitative portion of the allowance for credit losses.

The Company’s CECL methodology utilizes an eight-quarter reasonable and supportable (“R&S”) forecast period, and a four-quarter reversion period. Management relies on multiple forecasts, blending them into a single loss estimate. Generally speaking, the blended scenario approach would include the Baseline, the Alternative Scenario 1 – Upside – 10th Percentile and the Alternative Scenario 3 – Downside – 90th Percentile forecasts. After the R&S period, the Company reverts linearly for the four-quarter reversion period to the long-term loss rates for each of the six portfolios of loans.

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

Qualitative Factors

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

The Company’s CECL methodology requires a significant amount of management judgment in determining the appropriate allowance for credit losses. Several of the steps in the methodology involve judgment and are subjective in nature including, among other things:

●	Segmenting the loan portfolio
●	Determining the amount of loss history to consider
●	Selecting predictive econometric regression models that use appropriate macroeconomic variables
●	Determining the methodology to forecast prepayments
●	Selecting the most appropriate economic forecast scenario
●	Determining the length of the R&S forecast and reversion periods
●	Estimating expected utilization rates on unfunded loan commitments
●	Assessing relevant and appropriate qualitative factors.

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

Individually Evaluated Loans

When a loan no longer shares similar risk characteristics with other loans, such as in the case of certain nonaccrual or TDR loans, the Company estimates the allowance for loan losses on an individual loan basis. The allowance for loan losses for individually evaluated loans is measured as the difference between the recorded value of the loans and their fair value.  For loans evaluated individually, the Company uses one of three different asset valuation measurement methods: (1) the fair value of collateral less costs to sell; (2) the present value of expected future cash flows; and (3) the loan's observable market price. If an individually evaluated loan is determined to be collateral dependent, the Company applies the fair value of the collateral less costs to sell method. If an individually evaluated loan is determined not to be collateral dependent, the Company uses the present value of future cash flows or the observable market value of the loan.

Unfunded Loan Commitments

Unfunded loan commitments are generally related to providing credit facilities to clients of the Bank and are not actively traded financial instruments. These unfunded commitments are disclosed as off-balance sheet financial instruments in Note 10 in the Notes to Condensed Consolidated Financial Statements (Unaudited).

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company, using the same loss factors as used for the allowance for loan losses. The reserve for unfunded loan commitments uses a three-year historical usage rate of the unfunded commitments during the contractual life of the commitments. The allowance for unfunded commitments is included in “other liabilities” on the Condensed Consolidated Balance Sheets. Changes in the allowance for unfunded commitments are included in the provision for loan losses.

The following tables set forth activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2022, and March 31, 2021.

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:

December 31, 2021 Ending Balance	$43,394	$6,302	$61,081	$25,379	$1	$136,157
Provision/(reversal) for possible credit losses	1,206	1,128	2,702	4,200	103	9,339
Charge-offs	(221)	—	—	—	—	(221)
Recoveries	359	6	95	51	—	511
Net (charge-offs)/recoveries	138	6	95	51	—	290
March 31, 2022 Ending Balance	$44,738	$7,436	$63,878	$29,630	$104	$145,786

Allowance for unfunded credit commitments:
December 31, 2021 Ending Balance	$3,725	$3,375	$—	$—	$—	$7,100
Provision/(reversal) for possible credit losses	(548)	(148)	—	—	—	(696)
March 31, 2022 Ending Balance	$3,177	$3,227	$—	$—	$—	$6,404

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:

December 31, 2020 Ending Balance	$68,742	$30,854	$49,205	$17,737	$—	$166,538
Impact of ASU 2016-13 adoption	(31,466)	(24,307)	34,993	19,211	9	(1,560)
January 1, 2021 Beginning Balance	37,276	6,547	84,198	36,948	9	164,978
Provision/(reversal) for possible credit losses	12,627	446	(18,851)	(6,325)	(6)	(12,109)
Charge-offs	(9,138)	—	—	—	—	(9,138)
Recoveries	1,269	—	—	110	—	1,379
Net (charge-offs)/recoveries	(7,869)	—	—	110	—	(7,759)
March 31, 2021 Ending Balance	$42,034	$6,993	$65,347	$30,733	$3	$145,110

Allowance for unfunded credit commitments:
December 31, 2021 Ending Balance	$4,802	$690	$101	$284	$3	$5,880
Impact of ASU 2016-13 adoption	3,236	3,135	(66)	(284)	(3)	6,018
January 1, 2021 Beginning Balance	8,038	3,825	35	—	—	11,898
Provision/(reversal) for possible credit losses	125	(1,574)	—	—	—	(1,449)
March 31, 2021 Ending Balance	$8,163	$2,251	$35	$—	$—	$10,449

10. Commitments and Contingencies

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

The Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships were $105.5 million and $107.7 million as of March 31, 2022, and December 31, 2021, respectively.

11. Borrowed Funds

Borrowings from the Federal Home Loan Bank (“FHLB”) – There were no over-night borrowings from the FHLB as of March 31, 2022, and December 31, 2021. Advances from the FHLB were $20.0 million at a weighted average rate of 2.89% as of March 31, 2022 and as of December 31, 2021. As of March 31, 2022, FHLB advances of $20.0 million will mature in May 2023.

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

At March 31, 2022, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 3.03%, compared to $119.1 million with a weighted average rate of 2.38% at December 31, 2021. The Junior Subordinated Notes have a stated maturity term of 30 years.

12. Income Taxes

The effective tax rate for the first three months of 2022 was 23.5% compared to 21.9% for the first three months of 2021. The effective tax rate includes the impact of low-income housing and alternative energy investment tax credits.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$119,748	$—	$—	$119,748
U.S. government agency entities	—	83,216	—	83,216
Mortgage-backed securities	—	873,505	—	873,505
Collateralized mortgage obligations	—	8,388	—	8,388
Corporate debt securities	—	134,684	—	134,684
Total securities available-for-sale	119,748	1,099,793	—	1,219,541

Equity securities
Mutual funds	1,857	—	—	1,857
Preferred stock of government sponsored entities	5,940	—	—	5,940
Other equity securities	19,943	—	—	19,943
Total equity securities	27,740	—	—	27,740

Warrants	—	—	24	24
Interest rate swaps	—	38,377	—	38,377
Foreign exchange contracts	—	1,376	—	1,376
Total assets	$147,488	$1,139,546	$24	$1,287,058

Liabilities
Interest rate swaps	$—	$22,983	$—	$22,983
Foreign exchange contracts	—	142	—	142
Total liabilities	$—	$23,125	$—	$23,125

	December 31, 2021
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. government agency entities	$—	$87,509	$—	$87,509
Mortgage-backed securities	—	888,665	—	888,665
Collateralized mortgage obligations	—	9,117	—	9,117
Corporate debt securities	—	142,018	—	142,018
Total securities available-for-sale	—	1,127,309	—	1,127,309

Equity securities
Mutual funds	6,230	—	—	6,230
Preferred stock of government sponsored entities	1,811	—	—	1,811
Other equity securities	14,278	—	—	14,278
Total equity securities	22,319	—	—	22,319

Warrants	—	—	23	23
Interest rate swaps	—	10,090	—	10,090
Foreign exchange contracts	—	1,113	—	1,113
Total assets	$22,319	$1,138,512	$23	$1,160,854

Liabilities
Interest rate swaps	$—	$12,642	$—	$12,642
Foreign exchange contracts	—	327	—	327
Total liabilities	$—	$12,969	$—	$12,969

Financial assets and liabilities measured at estimated fair value on a non-recurring basis:

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the periods ended March 31, 2022, and December 31, 2021, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Consolidated Balance Sheets as of March 31, 2022, the following tables set forth the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of March 31, 2022, and December 31, 2021, and the total losses for the periods indicated:

	As of March 31, 2022				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Three Months Ended
	Level 1	Level 2	Level 3	Measurements	March 31, 2022	March 31, 2021
	(In thousands)
Assets
Non accrual loans by type:
Commercial loans	$—	$—	$19,688	$19,688	$—	$—
Commercial mortgage loans	—	—	13,665	13,665	—	—
Residential mortgage loans and equity lines	—	—	6,179	6,179	—	—
Total non accrual loans	—	—	39,532	39,532	—	—
Other real estate owned (1)	—	—	4,269	4,269	—	—
Investments in venture capital	—	—	947	947	—	71
Total assets	$—	$—	$44,748	$44,748	$-	$71

(1) Other real estate owned balance of $4.1 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2021				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Measurements	December 31, 2021	December 31, 2020
	(In thousands)
Assets
Non accrual loans by type:
Commercial loans	$—	$—	$4,327	$4,327	$1,012	$7,012
Commercial mortgage loans	—	—	13,335	13,335	—	—
Residential mortgage loans and equity lines	—	—	5,243	5,243	—	—
Total non accrual loans	—	—	22,905	22,905	1,012	7,012
Other real estate owned (1)	—	—	4,589	4,589	17	717
Investments in venture capital	—	—	952	952	143	107
Total assets	$—	$—	$28,446	$28,446	$1,172	$7,836

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

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from one to five years, risk-free interest rate from 1.83% to 2.68%, and stock volatility from 16.75% to 19.86%.

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

The following table sets forth the carrying and notional amounts and estimated fair value of financial instruments as of March 31, 2022, and December 31, 2021:

	March 31, 2022		December 31, 2021
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$138,979	$138,979	$134,141	$134,141
Short-term investments	1,119,105	1,119,105	2,315,563	2,315,563
Securities available-for-sale	1,219,541	1,219,541	1,127,309	1,127,309
Loans, net	17,398,357	17,184,664	16,202,001	16,499,869
Equity securities	27,740	27,740	22,319	22,319
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250
Warrants	24	24	23	23

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$208,263	$1,376	$181,997	$1,113
Interest rate swaps	989,849	38,377	904,635	10,090

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$18,060,261	$18,039,184	$18,058,842	$18,051,720
Advances from Federal Home Loan Bank	20,000	20,444	20,000	21,279
Other borrowings	23,108	18,803	23,145	18,945
Long-term debt	119,136	55,126	119,136	62,274

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$—	$—	$676	$2,911
Foreign exchange contracts	27,587	142	51,782	327
Interest rate swaps	852,894	22,983	872,400	12,642

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,261,172	$(13,200)	$3,297,362	$(12,594)
Standby letters of credit	284,608	(2,648)	266,490	(2,640)
Other letters of credit	21,981	(20)	16,652	(13)

The following tables set forth the level in the fair value hierarchy for the estimated fair values of financial instruments as of March 31, 2022, and December 31, 2021.

	As of March 31, 2022
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$138,979	$138,979	$—	$—
Short-term investments	1,119,105	1,119,105	—	—
Securities available-for-sale	1,219,541	119,748	1,099,793	—
Loans, net	17,184,664	—	—	17,184,664
Equity securities	27,740	27,740	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	24	—	—	24
Financial Liabilities
Deposits	18,039,184	—	—	18,039,184
Advances from Federal Home Loan Bank	20,444	—	20,444	—
Other borrowings	18,803	—	—	18,803
Long-term debt	55,126	—	55,126	—

	As of December 31, 2021
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$134,141	$134,141	$—	$—
Short-term investments	2,315,563	2,315,563	—	—
Securities available-for-sale	1,127,309	—	1,127,309	—
Loans, net	16,499,869	—	—	16,499,869
Equity securities	22,319	22,319	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	23	—	—	23
Financial Liabilities
Deposits	18,051,720	—	—	18,051,720
Advances from Federal Home Loan Bank	21,279	—	21,279	—
Other borrowings	18,945	—	—	18,945
Long-term debt	62,274	—	62,274	—

14. Goodwill and Goodwill Impairment

Total goodwill was $375.7 million as of March 31, 2022 compared with $372.2 million as of December 31, 2021. The increase of $3.5 million is a result of the acquisition of HSBC’s West Coast mass retail market consumer banking business and retail business banking business on February 7, 2022. The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.

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

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. As of March 31, 2022, and 2021, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s cash flow derivative financial instruments as of March 31, 2022, and December 31, 2021, were as follows:

	March 31, 2022	December 31, 2021
Cash flow swap hedges:	(In thousands)
Notional	$119,136	$119,136
Weighted average fixed rate-pay	2.61%	2.61%
Weighted average variable rate-receive	0.85%	0.16%

Unrealized loss, net of taxes (1)	$(222)	$(3,276)

	Three months ended
	March 31, 2022	March 31, 2021
Periodic net settlement of swaps (2)	$689	$711

(1) Included in other comprehensive income.
(2) the amount of periodic net settlement of interest rate swaps was included in interest expense.

As of March 31, 2022, the Bank’s outstanding interest rate swap contracts had a notional amount of $262.2 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to fixed-rate CRE loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying CRE loans due to changes in interest rates.  The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan.  As of March 31, 2022 and 2021, the ineffective portion of these interest rate swaps was not significant.

The Company has designated as a partial-term hedging election $404.2 million notional as last-of-layer hedge on pools of loans with a notational value of $728.9 million as of March 31, 2022. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month LIBOR interest rate swaps to convert the last-of-layer $404.2 million portion of $728.9 million fixed rate loan pools in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranches.  As of March 31, 2022, the last-of-layer loan tranche had a fair value basis adjustment of $176 thousand. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivative clearing organization and daily margin is indirectly maintained with the derivative clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $2.2. million as of March 31, 2022 and $5.9 million as of December 31, 2021.

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of March 31, 2022, and December 31, 2021, were as follows:

	March 31, 2022	December 31, 2021
Fair value swap hedges:	(In thousands)
Notional	$666,446	$729,280
Weighted average fixed rate-pay	2.18%	2.65%
Weighted average variable rate spread	1.02%	1.31%
Weighted average variable rate-receive	1.22%	1.43%

Net unrealized gain (1)	$15,387	$(1,013)

	Three months ended
	March 31, 2022	March 31, 2021
Periodic net settlement of swaps (2)	$(1,762)	$(2,387)

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

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of March 31, 2022, and December 31, 2021, were as follows:

Derivative financial instruments	March 31, 2022	December 31, 2021
not designated as hedging instruments:	(In thousands)
Notional amounts:
Option contracts	$-	$676
Spot, forward, and swap contracts with positive fair value	$208,263	$181,997
Spot, forward, and swap contracts with negative fair value	$27,587	$51,782
Fair value:
Option contracts	$-	$2,911
Spot, forward, and swap contracts with positive fair value	$1,376	$1,113
Spot, forward, and swap contracts with negative fair value	$(142)	$(327)

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

Financial instruments that are eligible for offset in the Consolidated Balance Sheets, as of March 31, 2022, and December 31, 2021, are set forth in the following table:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
March 31, 2022
Assets:
Derivatives	$38,377	$—	$38,377	$—	$—	$38,377

Liabilities:
Derivatives	$23,303	$(315)	$22,988	$—	$—	$22,988

December 31, 2021
Assets:
Derivatives	$10,090	$—	$10,090	$—	$—	$10,090

Liabilities:
Derivatives	$15,748	$(3,106)	$12,642	$—	$—	$12,642

17. Revenue from Contracts with Customers

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under ASC 606:

	Three months Ended March 31,
	2022	2021
	(In thousands)
Non-interest income, in-scope(1):
Fees and service charges on deposit accounts	$2,410	$2,112
Wealth management fees	4,354	3,557
Other service fees(2)	4,069	3,491
Total noninterest income	10,833	9,160

Noninterest income, not in-scope(3)	9,399	840
Total noninterest income	$20,232	$10,000

(1)	There were no adjustments to the Company's financial statements recorded as a result of the adoption of ASC 606.
(2)	Other service fees comprise of fees related to letters of credit, wire fees, fees on foreign exchange transactions and other immaterial individual revenue streams.
(3)	These amounts primarily represent revenue from interest rate swaps, unrealized net gains on equity securities and other miscellaneous income.

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

18. Stockholders’ Equity

Total equity was $2.42 billion as of March 31, 2022, a decrease of $24.0 million, from $2.45 billion as of December 31, 2021, primarily due to net income of $75.0 million, stock-based compensation of $1.6 million, and proceeds from dividend reinvestment of $0.9 million, offset by other comprehensive loss of $42.9 million, purchases of treasury stock of $32.9 million, common stock cash dividends of $25.5 million and shares withheld related to net share settlement of RSUs of $0.3 million.

Activity in accumulated other comprehensive loss, net of tax, and reclassification out of accumulated other comprehensive loss for the three months ended March 31, 2022, and March 31, 2021, was as follows:

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, gain/(loss), net of tax
Securities available-for-sale			$211			$12,200
Cash flow hedge derivatives			(3,276)			(6,890)
Total			$(3,065)			$5,310

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$(65,256)	$(19,290)	$(45,966)	$(6,085)	$(1,799)	$(4,286)
Cash flow hedge derivatives	4,336	1,282	3,054	1,793	530	1,263
Total	$(60,920)	$(18,008)	$(42,912)	$(4,292)	$(1,269)	$(3,023)

Reclassification adjustment for net losses in net income
Securities available-for-sale	—	—	—	(853)	(252)	(601)
Cash flow hedge derivatives	—	—	—	—	—	—
Total	—	—	—	(853)	(252)	(601)

Total other comprehensive income/(loss)
Securities available-for-sale	$(65,256)	$(19,290)	$(45,966)	$(6,938)	$(2,051)	$(4,887)
Cash flow hedge derivatives	4,336	1,282	3,054	1,793	530	1,263
Total	$(60,920)	$(18,008)	$(42,912)	$(5,145)	$(1,521)	$(3,624)

Ending balance, gain/(loss), net of tax
Securities available-for-sale			$(45,755)			$7,313
Cash flow hedge derivatives			(222)			(5,627)
Total			$(45,977)			$1,686

19. Stock Repurchase Program

On September 2, 2021, the Board of Directors approved a new stock repurchase program to buy back up to $125.0 million of the Company’s common stock. The $125.0 million share repurchase program was completed and terminated on February 18, 2022 with the repurchase of 704,927 shares for a total of $32.9 million, at an average cost of $46.67 per share in the three months ended March 31, 2022.

20. Subsequent Events

The Company has evaluated the effect of events that have occurred subsequent to March 31, 2022, through the date of issuance of the Condensed Consolidated Financial Statements, and, based on such evaluation, the Company believes that there have been no material events during such period that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is based on the assumption that the reader has access to and has read the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on, among other things, the carrying value of net loans. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described in “Allowance for Credit Losses” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2021 Form 10-K. For more information, please also see Note 3 to the Company’s unaudited Consolidated Financial Statements.

Highlights

●	On February 7, 2022, the Company completed its purchase of HSBC’s West Coast mass retail market consumer banking business and retail business banking business.
●	Total loans increased $1.1 billion in the first quarter to $17.4 billion, including $646.1 million acquired as part of the purchase of HSBC’s West Coast mass retail market consumer banking business.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended March 31, 2022, was $75.0 million, an increase of $1.6 million, or 2.2%, compared to net income of $73.4 million for the same quarter a year ago. Diluted earnings per share for the quarter ended March 31, 2022, was $0.99 per share compared to $0.92 per share for the same quarter a year ago.

Return on average stockholders’ equity was 12.29% and return on average assets was 1.46% for the quarter ended March 31, 2022, compared to a return on average stockholders’ equity of 12.18% and a return on average assets of 1.57% for the same quarter a year ago.

Financial Performance

	Three months ended
	March 31, 2022	March 31, 2021
Net income (in millions)	$75.0	$73.4
Basic earnings per common share	$1.00	$0.92
Diluted earnings per common share	$0.99	$0.92
Return on average assets	1.46%	1.57%
Return on average total stockholders' equity	12.29%	12.18%
Efficiency ratio	40.52%	47.03%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $17.4 million, or 12.3%, to $159.2 million during the first quarter of 2022, compared to $141.8 million during the same quarter a year ago. The increase was due primarily to a decrease in interest expense from deposits and an increase in interest income from loans and securities.

The net interest margin was 3.26% for the first quarter of 2022 compared to 3.20% for the first quarter of 2021 and 3.23% for the fourth quarter of 2021.

For the first quarter of 2022, the yield on average interest-earning assets was 3.53%, the cost of funds on average interest-bearing liabilities was 0.38%, and the cost of interest-bearing deposits was 0.33%. In comparison, for the first quarter of 2021, the yield on average interest-earning assets was 3.68%, the cost of funds on average interest-bearing liabilities was 0.67%, and the cost of interest-bearing deposits was 0.63%. The decrease in the yield on average interest-earning assets resulted mainly from lower lending rates. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 3.15% for the quarter ended March 31, 2022 compared to 3.01% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended March 31, 2022, and 2021. Average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended March 31,
	2022			2021
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(In thousands)
Interest-earning assets:
Total loans (1)	$16,939,787	$166,094	3.98%	$15,691,976	$159,721	4.13%
Investment securities	1,174,245	4,828	1.67	995,704	3,067	1.25
Federal Home Loan Bank stock	17,250	261	6.14	17,250	217	5.10
Deposits with banks	1,650,702	763	0.19	1,283,375	315	0.10
Total interest-earning assets	19,781,984	171,946	3.53	17,988,305	163,320	3.68
Non-interest earning assets:
Cash and due from banks	162,707			152,514
Other non-earning assets	1,060,916			1,042,124
Total non-interest earning assets	1,223,623			1,194,638
Less: Allowance for loan losses	(136,555)			(167,583)
Deferred loan fees	(4,521)			(4,199)
Total assets	$20,864,531			$19,011,161

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,400,010	$481	0.08	$1,890,390	$664	0.14%
Money market accounts	4,815,578	4,460	0.38	3,552,217	4,712	0.54
Savings accounts	1,076,690	187	0.07	845,543	218	0.10
Time deposits	5,289,313	6,060	0.46	6,404,755	14,009	0.89
Total interest-bearing deposits	13,581,591	11,188	0.33	12,692,905	19,603	0.63

Other borrowings	43,143	143	1.34	123,424	475	1.56
Long-term debt	119,136	1,424	4.85	119,136	1,424	4.85
Total interest-bearing liabilities	13,743,870	12,755	0.38	12,935,465	21,502	0.67

Non-interest bearing liabilities:
Demand deposits	4,360,392			3,406,460
Other liabilities	314,857			226,196
Total equity	2,445,412			2,443,040
Total liabilities and equity	$20,864,531			$19,011,161

Net interest spread			3.15%			3.01%
Net interest income		$159,191			$141,818
Net interest margin			3.26%			3.20%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the three months ended March 31, 2022 and 2021:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three months ended March 31,
	2022-2021
	Increase/(Decrease) in
	Net Interest Income Due to:
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$12,494	$(6,121)	$6,373
Investment securities	614	1,147	1,761
Federal Home Loan Bank stock	—	44	44
Deposits with other banks	110	338	448
Total changes in interest income	13,218	(4,592)	8,626

Interest-bearing liabilities:
Interest-bearing demand accounts	152	(335)	(183)
Money market accounts	1,424	(1,676)	(252)
Savings accounts	52	(83)	(31)
Time deposits	(2,128)	(5,821)	(7,949)
Other borrowed funds	(273)	(59)	(332)
Total changes in interest expense	(773)	(7,974)	(8,747)
Changes in net interest income	$13,991	$3,382	$17,373

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision/(Reversal) for credit losses

As permitted under the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) and as extended by the Consolidated Appropriations Act, 2021, the Company adopted the Current Expected Credit Losses (“CECL”) methodology for estimated credit losses effective as of January 1, 2021. The Company recorded a provision for credit losses of $8.6 million in the first quarter of 2022 compared to a provision for credit losses of $3.5 million in the fourth quarter of 2021 and a $12.1 million reversal for loan losses in the first quarter of 2021. The first quarter provision for credit losses were primarily driven by the growth in loans during the period and the expected increae in interest rates for the year. As of March 31, 2022, the allowance for loan losses increased by $9.6 million to $145.8 million, or 0.84% of gross loans, compared to $136.2 million, or 0.83% of gross loans, as of December 31, 2021. The change in the allowance for loan losses included a $9.3 million provision for loan losses for the first quarter of 2022, and $290 thousand in net charge-offs. The Company will continue to monitor the continuing impact of the COVID-19 pandemic on credit risks and losses, as well as on customer deposits and other liabilities and assets.

The following table sets forth the charge-offs and recoveries for the periods indicated:

	Three months ended March 31,
	2022	2021
	(In thousands)
Charge-offs:
Commercial loans	$221	$9,138
Total charge-offs	221	9,138
Recoveries:
Commercial loans	359	1,269
Real estate loans (1)	146	110
Real estate Construction loans	6	—
Total recoveries	511	1,379
Net charge-offs	$(290)	$7,759

(1) Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), wire transfer fees, and other sources of fee income, was $20.2 million for the first quarter of 2022, an increase of $10.2 million, or 102.0%, compared to $10.0 million for the first quarter of 2021. The increase was primarily due to an $8.7 million increase in net gains from equity securities and a $1.3 million increase in swap dealer fees, when compared to the same quarter a year ago.

Non-Interest Expense

Non-interest expense increased $1.3 million, or 1.8%, to $72.7 million in the first quarter of 2022 compared to $71.4 million in the same quarter a year ago. The increase in non-interest expense in the first quarter of 2022 was primarily due to an increase of $2.8 million in salaries and employee benefits, an increase of $3.3 million in acquisition, integration and restructuring costs, and an increase of $2.0 million in professional expenses, offset, in part, by a decrease of $3.3 million in amortization expense of investments in low-income housing and alternative energy partnerships, and a decrease of $1.9 million in contributions to the Cathay Bank foundation when compared to the same quarter a year ago. The efficiency ratio was 40.5% in the first quarter of 2022 compared to 47.0% for the same quarter a year ago.

Income Taxes

The effective tax rate for the first quarter of 2022 was 23.5% compared to 21.9% for the first quarter of 2021. The effective tax rate includes the impact of alternative energy investments and low-income housing tax credits.

Balance Sheet Review

Assets

Total assets were $20.9 billion as of March 31, 2022 and remained unchanged from $20.9 billion as of December 31, 2021.

Securities Available-for-Sale

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

Securities available-for-sale represented 5.8% of total assets as of March 31, 2022, compared to 5.4% of total assets as of December 31, 2021. Securities available-for-sale were $1.2 billion as of March 31, 2022, compared to $1.1 billion as of December 31, 2021.

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of March 31, 2022, and December 31, 2021:

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$119,757	$4	$13	$119,748
U.S. government agency entities	82,300	1,050	134	83,216
Mortgage-backed securities	929,428	521	56,444	873,505
Collateralized mortgage obligations	9,282	—	894	8,388
Corporate debt securities	144,096	50	9,462	134,684
Total	$1,284,863	$1,625	$66,947	$1,219,541

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. government agency entities	86,475	1,169	135	87,509
Mortgage-backed securities	886,614	9,465	7,414	888,665
Collateralized mortgage obligations	9,547	—	430	9,117
Corporate debt securities	144,231	441	2,654	142,018
Total	$1,126,867	$11,075	$10,633	$1,127,309

For additional information, see Note 8 to the Company’s unaudited Consolidated Financial Statements.

Securities available-for-sale having a carrying value of $28.8 million as of March 31, 2022, and $30.5 million as of December 31, 2021, were pledged to secure public deposits, other borrowings and treasury tax and loan.

Equity Securities

The Company recognized a net gain of $6.0 million for the three months ended March 31, 2022, due to the increase in fair value of equity investments with readily determinable fair values compared to a net loss of $2.8 million for the three months ended March 31, 2021. Equity securities were $27.7 million and $22.3 million as of March 31, 2022, and December 31, 2021, respectively.

Losses are charged against the allowance when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Changes in the allowance for credit losses are recorded as provision for credit loss expense.

The amortized cost of the Company’s AFS debt securities excludes accrued interest, which is included in “accrued interest income” on the Consolidated Balance Sheets. The Company has made an accounting policy election not to measure an allowance for credit losses for accrued interest receivables on AFS debt securities since the Company timely reverses any previously accrued interest when the debt security remains in default for an extended period. As each AFS debt security has a unique security structure, where the accrual status is clearly determined when certain criteria listed in the terms are met, the Company assesses the default status of each security as defined by the debt security’s specific security structure. At March 31, 2022, no AFS debt securities were in default.

Loans

Gross loans were $17.4 billion at March 31, 2022, an increase of $1.1 billion, or 6.7%, from $16.3 billion at December 31, 2021. The increase was primarily due to increases of $142.8 million, or 4.8%, in commercial loans, an increase of $652.8 million, or 15.6% in residential mortgage loans, an increase of $258.5 million, or 3.2 % in commercial mortgage loans, and an increase of $20.7 million, or 3.4% in real estate construction loans, offset, in part, by a decrease of $20.6 million, or 4.9%, in home equity loans. For the first quarter of 2022, total loans, excluding PPP loans and HSBC purchased loans, increased by $470.7 million or 11.6% annualized.

The loan balances and composition at March 31, 2022, compared to December 31, 2021 are set forth below:

	March 31, 2022	% of Gross Loans	December 31, 2021	% of Gross Loans	% Change
	(in thousands)

Commercial loans	$3,125,151	18.0%	$2,982,399	18.2%	4.8%
Residential mortgage loans and equity lines	5,233,633	30.1	4,601,493	28.2	13.7
Commercial mortgage loans	8,401,742	48.3	8,143,272	49.8	3.2
Real estate construction loans	631,740	3.6	611,031	3.8	3.4
Installment and other loans	6,091	0.0	4,284	0.0	42.2
Gross loans	$17,398,357	100%	$16,342,479	100%	6.5%
Allowance for loan losses	(145,786)		(136,157)		7.1
Unamortized deferred loan fees	(4,679)		(4,321)		8.3
Total loans, net	$17,247,892		$16,202,001		6.5%

Non-performing Assets

Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, and OREO. Our policy is to place loans on non-accrual status if interest and/or principal is past due 90 days or more, or in cases where management deems the full collection of principal and interest unlikely. After a loan is placed on non-accrual status, any previously accrued but unpaid interest is reversed and charged against current income and subsequent payments received are generally first applied towards the outstanding principal balance of the loan. Depending on the circumstances, management may elect to continue the accrual of interest on certain past due loans if partial payment is received and/or the loan is well collateralized and in the process of collection. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

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

The ratio of non-performing assets to total assets was 0.4% as of March 31, 2022, compared to 0.3% as of December 31, 2021. Total non-performing assets increased $19.0 million, or 26.5%, to $90.7 million at March 31, 2022, compared to $71.7 million at December 31, 2021, primarily due to an increase of $20.5 million, or 31.1%, in non-accrual loans, offset in part, by a decrease of $1.1 million or 79.2% in accruing loans past due 90 days or more, and a decrease of $301 thousand in other real estate owned.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets were 0.52% as of March 31, 2022, compared to 0.44% as of December 31, 2021. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, decreased to 175.7% as of March 31, 2022, from 212.9% as of December 31, 2021.

The following table sets forth the changes in non-performing assets and TDRs as of March 31, 2022, compared to December 31, 2021, and to March 31, 2021:

	March 31, 2022	December 31, 2021	% Change	March 31, 2021	% Change
	(in thousands)
Non-performing assets
Accruing loans past due 90 days or more	$300	$1,439	(79)	$2,138	(86)
Non-accrual loans:
Construction loans	—	—	-	4,189	(100)
Commercial mortgage loans	38,095	38,173	(0)	43,361	(12)
Commercial loans	36,282	16,558	119	38,351	(5)
Residential mortgage loans	11,956	11,115	8	8,545	40
Total non-accrual loans	$86,333	$65,846	31	$94,446	(9)
Total non-performing loans	86,633	67,285	29	96,584	(10)
Other real estate owned	4,067	4,368	(7)	4,918	(17)
Total non-performing assets	$90,700	$71,653	27	$101,502	(11)
Accruing troubled debt restructurings (TDRs)	$12,994	$12,837	1	$27,864	(53)

Allowance for loan losses	$145,786	$136,157	7	$145,110	0

Total gross loans outstanding, at period-end	$17,398,357	$16,342,479	6	$15,651,848	11

Allowance for loan losses to non-performing loans, at period-end	168.28%	202.36%		150.24%
Allowance for loan losses to gross loans, at period-end	0.84%	0.83%		0.93%

Non-accrual Loans

As of March 31, 2022, total non-accrual loans were $86.3 million, an increase of $20.5 million, or 31.1%, from $65.8 million at December 31, 2021, and a decrease of $8.1 million, or 8.6%, from $94.4 million at March 31, 2021. The increase from the fourth quarter was due primarily to a $14.2 million commercial loan placed on nonaccrual status during the first quarter of 2022. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly.

The following tables set forth the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	March 31, 2022		December 31, 2021
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$13,285	$7,685	$12,456	$7,697
Commercial real estate	36,767	262	36,832	338
Land	—	2,722	—	2,744
Personal property (UCC)	—	25,613	—	5,779
Total	$50,052	$36,282	$49,288	$16,558

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	March 31, 2022		December 31, 2021
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$14,183	$—	$13,775	$—
Wholesale/Retail	24,114	18,622	24,600	12,468
Import/Export	—	16,763	—	3,190
Other	11,755	897	10,913	900
Total	$50,052	$36,282	$49,288	$16,558

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

As of March 31, 2022, recorded investment in non-accrual loans was $86.3 million. As of December 31, 2021, recorded investment in non-accrual loans totaled $65.8 million. For non-accrual loans, the amounts previously charged off represent 1.9% of the contractual balances for non-accrual loans as of March 31, 2022 and 10.7% as of December 31, 2021. As of March 31, 2022, $50.1 million, or 58.0%, of the $86.3 million of non-accrual loans were secured by real estate compared to $49.3 million, or 74.9%, of the $65.8 million of non-accrual loans that were secured by real estate as of December 31, 2021. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

As of March 31, 2022, $8.3 million of the $145.8 million allowance for loan losses was allocated for non-accrual loans and $137.5 million was allocated to the general allowance.

The allowance for loan losses to non-performing loans was 168.3% as of March 31, 2022, compared to 202.4% as of December 31, 2021, primarily due to an increase in the non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents non-accrual loans and the related allowance as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$15,898	$11,304	$—
Commercial mortgage loans	24,988	21,459	—
Residential mortgage loans and equity lines	5,967	5,750	—
Subtotal	$46,853	$38,513	$—

With allocated allowance
Commercial loans	$34,167	$24,978	$5,293
Commercial mortgage loans	17,760	16,636	3,017
Residential mortgage loans and equity lines	7,256	6,206	30
Subtotal	$59,183	$47,820	$8,340
Total non-accrual loans	$106,036	$86,333	$8,340

	December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$15,879	$11,342	$—
Commercial mortgage loans	24,437	21,209	—
Residential mortgage loans and equity lines	6,020	5,850	—
Subtotal	$46,336	$38,401	$—

With allocated allowance
Commercial loans	$14,294	$5,217	$894
Commercial mortgage loans	17,930	16,964	3,631
Residential mortgage loans and equity lines	6,048	5,264	22
Subtotal	$38,272	$27,445	$4,547
Total non-accrual loans	$84,608	$65,846	$4,547

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

As of March 31, 2022, construction loans of $546.8 million were disbursed with pre-established interest reserves of $57.2 million, compared to $520.5 million with pre-established interest reserves of $51.1 million at December 31, 2021.  The balance for construction loans with interest reserves that have been extended was $11.2 million with pre-established interest reserves of $53 thousand at March 31, 2022, compared to $20.4 million with pre-established interest reserves of $0.4 million at December 31, 2021.  Land loans of $51.5 million were disbursed with pre-established interest reserves of $0.8 million at March 31, 2022, compared to $46.2 million of land loans disbursed with pre-established interest reserves of $0.6 million at December 31, 2021.  The balance for land loans with interest reserves that have been extended was $0.9 million at March 31, 2022 with pre-established interest reserves of $58 thousand, compared to $0.9 million in land loans with pre-established interest reserves of $58 thousand at December 31, 2021.

At March 31, 2022 and December 31, 2021, the Bank had no loans on non-accrual status with available interest reserves.  At March 31, 2022 and December 31, 2021, there were zero non-accrual non-residential construction loans, residential construction loans, and land loans that were originated with pre-established interest reserves.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of the property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; and Las Vegas, Nevada. The Company also has loan customers in Hong Kong. The Company has no specific industry concentration, and generally our loans are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of March 31, 2022, or as of December 31, 2021.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 32% of the Bank’s total risk-based capital as of March 31, 2022, and 31% as of December 31, 2021. Total CRE loans represented 294% of total risk-based capital as of March 31, 2022, and 285% as of December 31, 2021 which were within the Bank’s internal limit of 400%, of total capital.

Allowance for Credit Losses

The Bank maintains the allowance for credit losses at a level that the Bank’s management considers appropriate to cover the estimated and known risks in the loan portfolio and off-balance sheet unfunded credit commitments. Allowance for credit losses is comprised of the allowance for loan losses and for off-balance sheet unfunded credit commitments. With this risk management objective, the Bank’s management has an established monitoring system that is designed to identify individually evaluated and potential problem loans, and to permit periodic evaluation of impairment and the appropriate level of the allowance for credit losses in a timely manner.

In addition, the Company’s Board of Directors has established a written credit policy that includes a credit review and control system that it believes should be effective in ensuring that the Bank maintains an appropriate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is appropriate to absorb losses in the credit portfolio. The determination of the amount of the allowance for credit losses and the provision for credit losses are based on management’s current judgment about the credit quality of the loan portfolio and take into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Additions or reductions to the allowance for credit losses are made by charges or credits to the provision for credit losses. While management utilizes its business judgment based on the information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors, many of which are beyond the Bank’s control, including but not limited to the performance of the Bank’s loan portfolio, the economy and market conditions, changes in interest rates, and the view of the regulatory authorities toward loan classifications. Identified credit exposures that are determined to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for credit losses. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for credit losses.

The allowance for loan losses was $145.8 million and the allowance for off-balance sheet unfunded credit commitments was $6.4 million at March 31, 2022, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded credit commitments. The allowance for credit losses represented 0.87% of period-end gross loans and 175.7% of non-performing loans at March 31, 2022. The comparable ratios were 0.88% of period-end gross loans and 212.9% of non-performing loans at December 31, 2021.

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. We identify critical policies and estimates as those that require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. We have identified the policy and estimates related to the allowance for credit losses on loans as a critical accounting policy.

Our critical accounting policies and estimates are described in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2021 Form 10-K. For more information, please also see Note 3 to the Company’s unaudited Consolidated Financial Statements.

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

Under the CECL methodology, expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of prepayments and available information about the collectability of cash flows, including information about relevant historical experience, current conditions, and reasonable and supportable forecasts of future events and circumstances. Thus, the CECL methodology incorporates a broad range of information in developing credit loss estimates. For further information regarding the calculation of the allowance for credit losses on loans held for investment using the CECL methodology, see Note 9 to the unaudited Consolidated Financial Statements contained in "Item 1. Consolidated Financial Statements."

In calculating our allowance for credit losses in the first quarter of 2022, management included an additional reserve adjustment to reflect the time gap between the preparation of the March 2022 Moody’s forecast of future GDP, unemployment rates, CRE and home price indexes and the higher likelihood of an economic slowdown resulting for the impact of higher interest rates.  Our methodology and framework along with the 8-quarter reasonable and supportable forecast period and the 4-quarter reversion period have remained consistent since the implementation of CECL on January 1, 2021. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.

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

Our allowance for credit losses is sensitive to a number of inputs, including macroeconomic forecast assumptions and credit rating migrations during the period. Our macroeconomic forecasts used in determining the March 31, 2022, allowance for credit losses consisted of three scenarios. The baseline scenario reflects ongoing GDP growth and falling unemployment in 2022, generally in line with market expectations, and consistent with waning COVID transmission and improved supply chains. The upside scenario reflects a faster recovery in consumer spending and stronger productivity growth in 2022 relative to the baseline scenario. The downside scenario contemplates a double-dip recession due to resurgent COVID infections that results in negative GDP growth, rising unemployment, and deteriorating credit conditions in early 2022. We placed the most weight on our baseline scenario, with the remaining weighting split equally between the upside and downside scenarios.

Keeping all other factors constant, we estimate that if we had applied 100% weighting to the downside scenario, the allowance for credit losses as of March 31, 2022, would have been approximately $49.0 million higher. This estimate is intended to reflect the sensitivity of the allowance for credit losses to changes in our scenario weights and is not intended to be indicative of future changes in the allowance for credit losses.

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

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended March 31,
	2022	2021
	(In thousands)
Allowance for loan losses
Balance at beginning of period	$136,157	$166,538
Impact of ASU 2016-13 adoption	—	(1,560)
Adjusted beginning balance	$136,157	$164,978
Provision/(Reversal) for credit losses	9,339	(12,109)
Charge-offs:
Commercial loans	(221)	(9,138)
Total charge-offs	(221)	(9,138)
Recoveries:
Commercial loans	359	1,269
Construction loans	6	—
Real estate loans	146	110
Total recoveries	511	1,379
Balance at the end of period	$145,786	$145,110

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$7,100	$5,880
Impact of ASU 2016-13 adoption	—	6,018
Adjusted beginning balance	7,100	11,898
Reversal for credit losses	(696)	(1,449)
Balance at the end of period	$6,404	$10,449

Average loans outstanding during the period	$16,939,787	$15,691,976
Total gross loans outstanding, at period-end	$17,398,357	$15,651,848
Total non-performing loans, at period-end	$86,633	$96,584
Ratio of net (recoveries)/charge-offs to average loans outstanding during the period	(0.01%)	0.20%
Provision for credit losses to average loans outstanding during the period	0.21%	(0.35%)
Allowance for credit losses to non-performing loans, at period-end	175.67%	161.06%
Allowance for credit losses to gross loans, at period-end	0.87%	0.99%

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	March 31, 2022		December 31, 2021
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	(In thousands)
Type of Loan:
Commercial loans	$44,738	18.1%	$43,394	18.4%
Real estate construction loans	7,436	3.7	6,302	4.2
Commercial mortgage loans	63,878	48.8	61,081	48.7
Residential mortgage loans and equity lines	29,630	29.4	25,379	28.7
Installment and other loans	104	0.0	1	0.0
Total loans	$145,786	100%	$136,157	100%

The allowance allocated to commercial loans increased $1.3 million, or 3.0%, to $44.7 million at March 31, 2022, from $43.4 million at December 31, 2021. The increase is due primarily to an increase in non-accrual commercial loan balances for the quarter.

The allowance allocated to real estate construction loans increased $1.1 million, or 17.5%, to $7.4 million at March 31, 2022, from $6.3 million at December 31, 2021. The increase is due primarily to an increase in real estate construction loan balances for the quarter.

The allowance allocated to commercial mortgage loans increased $2.8 million, or 4.6%, to $63.9 million at March 31, 2022, from $61.1 million at December 31, 2021. The increase is due primarily to an increase in commercial mortgage loans for the quarter.

The allowance allocated for residential mortgage loans and equity lines increased by $4.2 million, or 16.5%, to $29.6 million as of March 31, 2022, from $25.4 million at December 31, 2021. The increase is due primarily to an increase in non-accrual residential mortgage loans and an increase in residential mortgage loans for the quarter.

Deposits

Total deposits were $18.1 billion as March 31, 2022 and remained unchanged from $18.1 billion as December 31, 2021. Total deposits included $486.3 million of deposits acquired from HSBC. Total time deposits decreased during the quarter resulting primarily from the runoff of wholesale time deposits. During the first quarter of 2022, our deposits, excluding time deposits and HSBC deposits, increased by $98.3 million, or 3.1% annualized.

The following table sets forth the deposit mix as of the dates indicated:

	March 31, 2022		December 31, 2021
	Amount	Percentage	Amount	Percentage
	(In thousands)
Deposits
Non-interest-bearing demand deposits	$4,398,779	24.4%	$4,492,054	24.9%
NOW deposits	2,435,725	13.5	2,522,442	14.0
Money market deposits	5,113,385	28.3	4,611,579	25.5
Savings deposits	1,156,727	6.4	915,515	5.1
Time deposits	4,955,645	27.4	5,517,252	30.5
Total deposits	$18,060,261	100.0%	$18,058,842	100.0%

The following table sets forth the maturity distribution of time deposits at March 31, 2022:

	At March 31, 2022
	Time Deposits - under $100,000	Time Deposits - $100,000 and over	Total Time Deposits
	(In thousands)
Less than three months	$132,713	$1,130,588	$1,263,301
Three to six months	124,180	1,258,502	1,382,682
Six to twelve months	282,169	1,859,125	2,141,294
Over one year	43,039	125,329	168,368
Total	$582,101	$4,373,544	$4,955,645

Percent of total deposits	3.2%	24.2%	27.4%

Borrowings

Borrowings include securities sold under agreements to repurchase, Federal funds purchased, funds obtained as advances from the FHLB of San Francisco, and borrowings from other financial institutions.

Borrowings from the FHLB – There were no over-night borrowings from the FHLB as of March 31, 2022, and December 31, 2021. Advances from the FHLB were $20.0 million at an average rate of 2.89% as of March 31, 2022, compared to $20 million at an average rate of 2.89% as of December 31, 2021. As of March 31, 2022, final maturity for the FHLB advances is $20.0 million in May 2023.

Junior Subordinated Notes – At March 31, 2022, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 3.03%, compared to $119.1 million with a weighted average rate of 2.38% at December 31, 2021. The Junior Subordinated Notes have a stated maturity term of 30 years. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

For additional information, see Note 11 to the Company’s unaudited Consolidated Financial Statements.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of March 31, 2022. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$4,787,277	$167,718	$633	$17	$4,955,645
Advances from the Federal Home Loan Bank	—	20,000	—	—	20,000
Other borrowings	—	—	—	23,108	23,108
Long-term debt	—	—	—	119,136	119,136
Operating leases	11,195	15,900	7,321	3,054	37,470
Total contractual obligations and other commitments	$4,798,472	$203,618	$7,954	$145,315	$5,155,359

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

Capital Resources

Total equity was $2.42 billion as of March 31, 2022, a decrease of $24.0 million, from $2.45 billion as of December 31, 2021, primarily due to net income of $75.0 million, stock-based compensation of $1.6 million, and proceeds from dividend reinvestment of $0.9 million, offset by other comprehensive loss of $42.9 million, purchases of treasury stock of $32.9 million, common stock cash dividends of $25.5 million and shares withheld related to net share settlement of RSUs of $0.3 million.

The following table summarizes changes in total equity for the three months ended March 31, 2022:

Three months ended
March 31, 2022
(In thousands)
Net income	$75,028
Proceeds from shares issued through the Dividend Reinvestment Plan	945
Shares withheld related to net share settlement of RSUs	(285)
Purchase of treasury stock	(32,896)
Share-based compensation	1,614
Cash dividends paid to common stockholders	(25,515)
Other comprehensive loss	(42,912)
Net decrease in total equity	$(24,021)

Capital Adequacy Review

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The following tables set forth actual and required capital ratios as of March 31, 2022 and December 31, 2021 for Bancorp and the Bank under the Basel III Capital Rules. The Basel III Capital Rules became fully phased-in on January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2021 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2022	(In thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,070,309	12.36	$1,172,185	7.00	$1,088,458	6.50
Cathay Bank	2,132,050	12.74	1,171,333	7.00	1,087,666	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,070,309	12.36	1,423,368	8.50	1,339,640	8.00
Cathay Bank	2,132,050	12.74	1,422,332	8.50	1,338,666	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,338,000	13.96	1,758,278	10.50	1,674,551	10.00
Cathay Bank	2,284,241	13.65	1,756,999	10.50	1,673,332	10.00

Leverage Ratio
Cathay General Bancorp	2,070,309	10.11	819,159	4.00	1,023,948	5.00
Cathay Bank	2,132,050	10.42	818,467	4.00	1,023,084	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2021	(In thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,056,601	12.80	$1,124,381	7.00	$1,044,068	6.50
Cathay Bank	2,137,925	13.32	1,123,721	7.00	1,043,455	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,056,601	12.80	1,365,320	8.50	1,285,007	8.00
Cathay Bank	2,137,925	13.32	1,364,519	8.50	1,284,253	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,315,358	14.41	1,686,572	10.50	1,606,259	10.00
Cathay Bank	2,281,182	14.21	1,685,582	10.50	1,605,316	10.00

Leverage Ratio
Cathay General Bancorp	2,056,601	10.40	791,226	4.00	989,033	5.00
Cathay Bank	2,137,925	10.82	790,430	4.00	988,037	5.00

As of March 31, 2022, capital levels at Bancorp and the Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of March 31, 2022 at Bancorp and the Bank exceed the minimum levels necessary to be considered “well capitalized.”

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

The Company declared a cash dividend of $0.34 per share on 75,078,258 shares outstanding on February 14, 2022, for distribution to holders of our common stock on March 7, 2022. The Company paid total cash dividends of $25.5 million in the first quarter of 2021.

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

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. As of March 31, 2022, and 2021, the ineffective portion of these interest rate swaps was not significant.

The notional amount and net unrealized loss of the Company’s cash flow derivative financial instruments as of March 31, 2022, and December 31, 2021, were as follows:

	March 31, 2022	December 31, 2021
Cash flow swap hedges:	(In thousands)
Notional	$119,136	$119,136
Weighted average fixed rate-pay	2.61%	2.61%
Weighted average variable rate-receive	0.85%	0.16%

Unrealized loss, net of taxes (1)	$(222)	$(3,276)

	Three months ended
	March 31, 2022	March 31, 2021
Periodic net settlement of swaps (2)	$689	$711

(1) Included in other comprehensive income.
(2) the amount of periodic net settlement of interest rate swaps was included in interest expense.

As of March 31, 2022, the Bank’s outstanding interest rate swap contracts had a notional amount of $262.2 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of March 31, 2022, and 2020, the ineffective portion of these interest rate swaps was not significant.

The Company has designated as a partial-term hedging election $404.2 million notional as last-of-layer hedge on pools of loans with a notational value of $728.9 million as of March 31, 2022. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month LIBOR interest rate swaps to convert the last-of-layer $404.2 million portion of $728.9 million fixed rate loan pools in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranches. As of March 31, 2022, the last-of-layer loan tranche had a fair value basis adjustment of $176 thousand. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by our Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivative clearing organization and daily margin is indirectly maintained with the derivative clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled $2.2 million as of March 31, 2022 and $5.9 million as of December 31, 2021.

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of March 31, 2022, and December 31, 2021, were as follows:

	March 31, 2022	December 31, 2021
Fair value swap hedges:	(In thousands)
Notional	$666,446	$729,280
Weighted average fixed rate-pay	2.18%	2.65%
Weighted average variable rate spread	1.02%	1.31%
Weighted average variable rate-receive	1.22%	1.43%

Net unrealized gain (1)	$15,387	$(1,013)

	Three months ended
	March 31, 2022	March 31, 2021
Periodic net settlement of swaps (2)	$(1,762)	$(2,387)

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

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of March 31, 2022, and December 31, 2021, were as follows:

Derivative financial instruments	March 31, 2022	December 31, 2021
not designated as hedging instruments:	(In thousands)
Notional amounts:
Option contracts	$-	$676
Spot, forward, and swap contracts with positive fair value	$208,263	$181,997
Spot, forward, and swap contracts with negative fair value	$27,587	$51,782
Fair value:
Option contracts	$-	$2,911
Spot, forward, and swap contracts with positive fair value	$1,376	$1,113
Spot, forward, and swap contracts with negative fair value	$(142)	$(327)

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of March 31, 2022, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 15.45% compared to 17.3% as of December 31, 2021.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At March 31, 2022, the Bank had an approved credit line with the FHLB of San Francisco totaling $5.2 billion. Total advances from the FHLB of San Francisco were $20.0 million and standby letter of credits issued by the FHLB on the Company’s behalf were $650.7 million as of March 31, 2022. These borrowings bear fixed rates and are secured by the Bank’s loans. See Note 11 to the Consolidated Financial Statements. At March 31, 2022, the Bank pledged $726.2 thousand of its commercial loans and $1.7 million of securities to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $2.3 million from the Federal Reserve Bank Discount Window at March 31, 2022.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At March 31, 2022, investment securities totaled $1.2 billion, with $28.8 million pledged as collateral for borrowings and other commitments. The remaining balance was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 96.6% of our time deposits mature within one year or less as of March 31, 2022. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. As of March 31, 2022, management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs. Deposits and other sources of liquidity, however, may be adversely impacted by the COVID-19 pandemic and its related economic impacts.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $75.0 million and $40.0 million during the first quarter of 2022 and 2021, respectively.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2022:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	16.2	8.3
+100	8.0	4.3
-100	-5.5	-3.4
-200	-7.0	-8.1

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents the net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     RISK FACTORS.

The Company is not aware of any material change to the risk factors as previously disclosed in Part I, Item 1A, of the Company’s 2021 Form 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Part I, Item 1A, of the Company’s 2021 Form 10-K, which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risk factors disclosed in the 2021 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties, including those not presently known to the Company or that the Company presently believes not to be material, could also materially and adversely affect the Company’s business, financial condition, and results of operations and stock price.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(January 1, 2022 - January 31, 2022)	155,792	$43.97	155,792	$26,044,954
(February 1, 2022 - February 28, 2022)	549,135	$47.43	549,135	$0
(March 1, 2022 - March 31, 2022)	0	$0.00	0	$0
Total	704,927	$46.67	704,927	$0

For a discussion of limitations on the payment of dividends, see “Dividend Policy” and “Liquidity” under Part I—Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.         DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.         MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.         OTHER INFORMATION.

None.

Item 6.         EXHIBITS.

Exhibit 3.1	Restated Certificate of Incorporation. Previously filed with the Securities and Exchange Commission on February 29, 2016, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.

Exhibit 3.1.1	Amendment to Restated Certificate of Incorporation. Previously filed with the Securities and Exchange Commission on February 29, 2016, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31,2015, and incorporated herein by reference.

Exhibit 3.2	Amended and Restated Bylaws, effective February 16, 2017. Previously filed with the Securities and Exchange Commission on February 17, 2017, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit 3.3	Certificate of Designation of Series A Junior Participating Preferred Stock. Previously filed with the Securities and Exchange Commission on February 28, 2012, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.

Exhibit 3.4	Certificate of Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series B. Previously filed with the Securities and Exchange Commission on March 3, 2014, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

Exhibit 101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document*

____________________

+ Filed herewith.

++ Furnished herewith.

*   Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp (Registrant)

Date: May 6, 2022

/s/ Chang M. Liu
Chang M. Liu
President and Chief Executive Officer

Date: May 6, 2022
/s/ Heng W. Chen
Heng W. Chen Executive Vice President and Chief Financial Officer