Form 10-Q
period 2022-06-30
CATHAY GENERAL BANCORP
filed 2022-08-09
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2022

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number	001-31830
CATHAY GENERAL BANCORP

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CATY	Nasdaq Global Select Market

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

Common stock, $.01 par value, 74,469,620 shares outstanding as of July 31, 2022.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

2ND QUARTER 2022 REPORT ON FORM 10-Q

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$141,734	$134,141
Short-term investments and interest-bearing deposits	1,012,228	2,315,563
Securities available-for-sale (amortized cost of $1,336,293 at June 30, 2022 and $1,126,867 at December 31, 2021)	1,234,571	1,127,309
Loans	17,787,888	16,342,479
Less: Allowance for loan losses	(148,772)	(136,157)
Unamortized deferred loan fees, net	(5,540)	(4,321)
Loans, net	17,633,576	16,202,001
Equity securities	26,785	22,319
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	4,067	4,368
Affordable housing investments and alternative energy partnerships, net	321,717	299,211
Premises and equipment, net	97,565	99,402
Customers’ liability on acceptances	12,650	8,112
Accrued interest receivable	61,939	56,994
Goodwill	375,696	372,189
Other intangible assets, net	7,231	4,627
Right-of-use assets - operating leases	31,883	27,834
Other assets	256,661	195,403
Total assets	$21,235,553	$20,886,723

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing demand deposits	$4,433,959	$4,492,054
Interest-bearing deposits:
NOW deposits	2,494,524	2,522,442
Money market deposits	5,322,510	4,611,579
Savings deposits	1,178,572	915,515
Time deposits	4,857,762	5,517,252
Total deposits	18,287,327	18,058,842
Advances from the Federal Home Loan Bank	95,000	20,000
Other borrowings of affordable housing investments	22,319	23,145
Long-term debt	119,136	119,136
Acceptances outstanding	12,650	8,112
Lease liabilities - operating leases	35,171	30,694
Other liabilities	232,418	180,543
Total liabilities	18,804,021	18,440,472
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 90,997,807 issued and 74,421,884 outstanding at June 30, 2022, and 90,871,860 issued and 75,750,862 outstanding at December 31, 2021	910	909
Additional paid-in-capital	976,547	972,474
Accumulated other comprehensive loss, net	(71,328)	(3,065)
Retained earnings	2,098,122	1,985,168
Treasury stock, at cost (16,575,923 shares at June 30, 2022, and 15,120,998 shares at December 31, 2021)	(572,719)	(509,235)
Total equity	2,431,532	2,446,251
Total liabilities and equity	$21,235,553	$20,886,723

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable	$181,022	$161,493	$347,116	$321,214
Investment securities	5,748	3,189	10,576	6,256
Federal Home Loan Bank stock	255	255	516	472
Deposits with banks	2,508	438	3,271	753
Total interest and dividend income	189,533	165,375	361,479	328,695

Interest Expense
Time deposits	5,724	10,055	11,784	24,064
Other deposits	6,895	5,465	12,023	11,059
Advances from Federal Home Loan Bank	312	415	455	890
Long-term debt	1,439	1,439	2,863	2,863
Total interest expense	14,370	17,374	27,125	38,876
Net interest income before provision/(reversal) for credit losses	175,163	148,001	334,354	289,819
Provision/(reversal) for credit losses	2,500	(9,000)	11,143	(22,558)
Net interest income after provision/(reversal) for credit losses	172,663	157,001	323,211	312,377

Non-Interest Income
Net gains/(losses) from equity securities	(955)	(879)	5,019	(3,631)
Securities losses, net	—	—	—	853
Letters of credit commissions	1,602	1,782	3,158	3,472
Depository service fees	1,632	1,343	3,303	2,706
Wealth management fees	3,956	3,939	8,310	7,496
Other operating income	8,383	6,398	15,060	11,687
Total non-interest income	14,618	12,583	34,850	22,583

Non-Interest Expense
Salaries and employee benefits	37,301	32,758	72,776	65,480
Occupancy expense	5,562	4,960	11,175	10,006
Computer and equipment expense	3,297	3,647	6,253	6,918
Professional services expense	7,704	5,756	14,401	10,466
Data processing service expense	3,420	3,243	6,329	6,898
FDIC and regulatory assessments	2,194	1,440	3,996	3,365
Marketing expense	1,740	1,443	2,687	4,325
Other real estate owned (income)/expense	(33)	191	38	285
Amortization of investments in low income housing and alternative energy partnerships	7,235	10,682	15,522	22,252
Amortization of core deposit intangibles	250	171	474	343
Cost associated with debt redemption	—	—	—	732
Acquisition, integration and restructuring costs	91	—	4,027	—
Other operating expense	5,362	5,416	9,142	10,040
Total non-interest expense	74,123	69,707	146,820	141,110

Income before income tax expense	113,158	99,877	211,241	193,850
Income tax expense	24,180	22,678	47,235	43,267
Net income	$88,978	$77,199	$164,006	$150,583

Other Comprehensive Income, net of tax
Unrealized holding (losses)/gains on securities available-for-sale	(26,455)	247	(72,421)	(4,039)
Unrealized holding gains on cash flow hedge derivatives	1,104	439	4,158	1,702
Less: reclassification adjustments for losses included in net income	—	—	—	601
Total other comprehensive (loss)/income, net of tax	(25,351)	686	(68,263)	(2,938)
Total other comprehensive income	$63,627	$77,885	$95,743	$147,645

Net Income Per Common Share:
Basic	$1.19	$0.98	$2.18	$1.90
Diluted	$1.18	$0.97	$2.17	$1.89
Cash dividends paid per common share	$0.34	$0.31	$0.68	$0.62
Average Common Shares Outstanding:
Basic	74,958,913	79,167,004	75,144,414	79,347,886
Diluted	75,270,140	79,418,668	75,493,516	79,624,344

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three months ended	Shares	Amount	Capital	loss	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at March 31, 2022	75,078,258	$909	$974,748	$(45,977)	$2,034,681	$(542,131)	$2,422,230
Dividend Reinvestment Plan	21,847	—	927	—	—	—	927
Restricted stock units vested	51,997	1	—	—	—	—	1
Stock issued to directors	19,780	—	849	—	—	—	849
Shares withheld related to net share settlement of RSUs	—	—	(1,730)	—	—	—	(1,730)
Purchases of treasury stock	(749,998)	—	—	—	—	(30,588)	(30,588)
Stock-based compensation	—	—	1,753	—	—	—	1,753
Cash dividends of $0.34 per share	—	—	—	—	(25,537)	—	(25,537)
Other comprehensive loss	—	—	—	(25,351)	—	—	(25,351)
Net income	—	—	—	—	88,978	—	88,978
Balance at June 30, 2022	74,421,884	$910	$976,547	$(71,328)	$2,098,122	$(572,719)	$2,431,532

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at March 31, 2021	79,595,025	$907	$965,566	$1,686	$1,834,920	$(342,131)	$2,460,948
Dividend Reinvestment Plan	20,023	1	856	—	—	—	857
Restricted stock units vested	55,198	—	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(1,315)	—	—	—	(1,315)
Stock issued to directors	20,750	—	850	—	—	—	850
Purchases of treasury stock	(1,532,406)	—	—	—	—	(63,529)	(63,529)
Stock-based compensation	—	—	1,209	—	—	—	1,209
Cash dividends of $0.31 per share	—	—	—	—	(24,548)	—	(24,548)
Other comprehensive income	—	—	—	686	—	—	686
Net income	—	—	—	—	77,199	—	77,199
Balance at June 30, 2021	78,158,590	$908	$967,166	$2,372	$1,887,571	$(405,660)	$2,452,357

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Six months ended	Shares	Amount	Capital	loss	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2021	75,750,862	$909	$972,474	$(3,065)	$1,985,168	$(509,235)	$2,446,251
Dividend Reinvestment Plan	43,262	—	1,872	—	—	—	1,872
Restricted stock units vested	62,905	1	—	—	—	—	1
Stock issued to directors	19,780	—	849	—	—	—	849
Shares withheld related to net share settlement of RSUs	—	—	(2,015)	—	—	—	(2,015)
Purchases of treasury stock	(1,454,925)	—	—	—	—	(63,484)	(63,484)
Stock-based compensation	—	—	3,367	—	—	—	3,367
Cash dividends of $0.68 per share	—	—	—	—	(51,052)	—	(51,052)
Other comprehensive loss	—	—	—	(68,263)	—	—	(68,263)
Net income	—	—	—	—	164,006	—	164,006
Balance at June 30, 2022	74,421,884	$910	$976,547	$(71,328)	$2,098,122	$(572,719)	$2,431,532

				Accumulated
	Common Stock		Additional	Other Comprehensive			Total
	Number of Shares	Amount	Paid-in Capital	Income or (loss)	Retained Earnings	Treasury Stock	Stockholders' Equity
	(In thousands, except share data)
Balance at December 31, 2020	79,508,265	$906	$964,734	$5,310	$1,789,325	$(342,131)	$2,418,144
Cumulative effect of change in accounting principle related to ASC 326, net of tax	—	—	—	—	(3,139)	—	(3,139)
Dividend Reinvestment Plan	40,059	1	1,724	—	—	—	1,725
Restricted stock units vested	121,922	1	—	—	—	—	1
Shares withheld related to net share settlement of RSUs	—	—	(2,594)	—	—	—	(2,594)
Stock issued to directors	20,750	—	850	—	—	—	850
Purchases of treasury stock	(1,532,406)	—	—	—	—	(63,529)	(63,529)
Stock-based compensation	—	—	2,452	—	—	—	2,452
Cash dividends of $0.62 per share	—	—	—	—	(49,198)	—	(49,198)
Other comprehensive loss	—	—	—	(2,938)	—	—	(2,938)
Net income	—	—	—	—	150,583	—	150,583
Balance at June 30, 2021	78,158,590	$908	$967,166	$2,372	$1,887,571	$(405,660)	$2,452,357

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2022	2021
	(In thousands)
Cash Flows from Operating Activities
Net income	$164,006	$150,583
Adjustments to reconcile net income to net cash provided by operating activities:
Provision/(reversal) for credit losses	11,143	(22,558)
Provision for losses on other real estate owned	—	47
Deferred tax (benefit)/provision	(1,607)	11,685
Depreciation and amortization	4,575	4,156
Amortization of right-of-use asset	5,038	4,461
Change in operating lease liabilities	(1,976)	710
Net gains on sale and transfer of other real estate owned	(6)	—
Net gains on sale of loans	(1)	(357)
Proceeds from sales of loan	33	6,345
Originations of loans held for sale	—	(5,988)
Loss on sales or disposal of fixed assets	25	55
Amortization on alternative energy partnerships, venture capital and other investments	15,522	22,387
Net gain on sales and calls of securities	(101)	(853)
Amortization/accretion of security premiums/discounts, net	2,231	4,322
Unrealized (gain)/loss on equity securities	(4,919)	3,631
Stock-based compensation and stock issued to officers as compensation	4,216	3,302
Net change in accrued interest receivable and other assets	(37,613)	(4,966)
Net change in other liabilities	18,538	(10,585)
Net cash provided by operating activities	179,104	166,377
Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(304,445)	(244,567)
Proceeds from repayments, maturities and calls of investment securities available-for-sale	92,789	247,508
Proceeds from sale of investment securities available-for-sale	553	21,102
Net increase in loans	(803,082)	(61,195)
Purchase of premises and equipment	(2,229)	(1,787)
Proceeds from sales of other real estate owned	307	—
Net decrease/(increase) in investment in affordable housing and alternative energy partnerships	1,467	(10,618)
Acquisition, net of cash acquired	(73,882)	—
Net cash (used)/provided for investing activities	(1,088,522)	(49,557)
Cash Flows from Financing Activities
Net (decrease)/increase in deposits	(346,646)	428,291
Advances from Federal Home Loan Bank	75,000	50,000
Repayment of Federal Home Loan Bank borrowings	—	(180,000)
Cash dividends paid	(51,052)	(49,198)
Purchases of treasury stock	(63,484)	(63,529)
Proceeds from shares issued under Dividend Reinvestment Plan	1,873	1,725
Taxes paid related to net share settlement of RSUs	(2,015)	(2,594)
Net cash (used)/provided by financing activities	(386,324)	184,695

(Decrease)/Increase in cash, cash equivalents, and restricted cash	(1,295,742)	301,515
Cash, cash equivalents, and restricted cash, beginning of the period	2,449,704	1,421,078
Cash, cash equivalents, and restricted cash, end of the period	$1,153,962	$1,722,593
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$26,670	$44,669
Income taxes paid	$40,181	$36,791
Non-cash investing and financing activities:
Net change in unrealized holding loss on securities available-for-sale, net of tax	$(72,421)	$(4,639)
Net change in unrealized holding gain on cash flow hedge derivatives	$4,158	$1,702
Loans transferred from held-for-investment to held-for-sale	$(32)	$—

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), ten limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of June 30, 2022, the Bank operates 27 branches in Southern California, 20 branches in Northern California, 9 branches in New York State, four in Washington State, two in Illinois, two in Texas, one in Maryland, Massachusetts, Nevada, and New Jersey, one in Hong Kong, and a representative office in Taipei, Beijing, and Shanghai. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the February 7, 2022 acquisition date. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. We have included the financial results of the business combinations in the Consolidated Statements of Operations and Comprehensive Income beginning on the acquisition date. The purchase accounting adjustments are preliminary and subject to finalization during the one-year measurement period from the date of the acquisition.

The fair value of the assets and the liabilities acquired as of February 7, 2022 are shown below:

Balance Sheet
(In thousands)
Assets:
Cash and cash equivalents	$473
Loans	641,839
Right-of-use assets - operating leases	6,453
Core deposit intangible	3,138
Other	561
Total assets	$652,464

Liabilities assumed:
Deposits	$575,163
Lease liabilities	6,453
Total liabilities assumed	$581,616
Net assets acquired	$70,848

Total cash paid at closing	$74,355
Goodwill	$3,507

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

For comparability, the Company has adjusted consolidated prior period amounts to conform to the current periods presentation.

4. Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020-04 is effective for all entities as of March 12, 2020, through December 31, 2022. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022. In January 2021, the FASB issued ASU 2021-01 as subsequent amendments, which expanded the scope of Topic 848 to include all affected derivatives and clarified certain optional expedients and exceptions regarding the hedge accounting for derivative contracts affected by the discounting transition. Based on our current assessment, we will plan to offer SOFR as the primary alternative reference rate but may consider alternate rates based on customer demands and/or the type of loan or financial instrument. The Company will also continue to assess impacts to our operations, financial models, data and technology as part of our transition plan. The Company adopted ASU 2020-04 and ASU 2021-01 on a prospective basis on January 1, 2021. At the time of adoption, the guidance did not have a material impact on the Company’s Consolidated Financial Statements. The Company will continue to track the exposure as of each reporting period and to assess the impact as the reference rate transition occurs through the cessation of LIBOR.

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

In June 2022, ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain new disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 will be effective for us on January 1, 2024 though early adoption is permitted. The adoption of ASU 2022-03 is not expected to have a significant impact on our financial statements.

5. Cash, Cash Equivalents and Restricted Cash

The Company manages its cash and cash equivalents based upon the Company’s operating, investment, and financing activities. Cash and cash equivalents, including for purposes of reporting cash flows, consist of cash on hand, amounts due from banks, and short-term investments with original maturity of three months or less.

The Company is required to maintain reserves with the Federal Reserve Bank. On December 7, 2020, the Federal Reserve Bank announced they were reducing the reserve requirement ratio to zero percent across all deposit tiers as of March 26, 2020. There were zero average reserve balances required as of June 30, 2022 or for the year ended December 31, 2021. The average excess balance with Federal Reserve Bank was $1.4 billion as of  June 30, 2022 and $1.6 billion for the year ended December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company had zero and $24.3 million, respectively, on deposit in a cash margin account that serves as collateral for interest rate swaps. These amounts included zero and $5.9 million as of June 30, 2022 and December 31, 2021, respectively, on deposit in a cash margin account that serves as collateral for the Bancorp’s interest rate swaps. As of June 30, 2022 and December 31, 2021, the Company held $34.9 million and $690 thousand, respectively, in a restricted escrow account with a major bank for its alternative energy investments.

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)

Net income	$88,978	$77,199	$164,006	$150,583

Weighted-average shares:
Basic weighted-average number of common shares outstanding	74,958,913	79,167,004	75,144,414	79,347,886
Dilutive effect of weighted-average outstanding common share equivalents:
RSUs	311,227	251,664	349,102	276,458
Diluted weighted-average number of common shares outstanding	75,270,140	79,418,668	75,493,516	79,624,344

Average restricted stock units with anti-dilutive effect	108,211	19,170	65,629	44,996
Earnings per common share:
Basic	$1.19	$0.98	$2.18	$1.90
Diluted	$1.18	$0.97	$2.17	$1.89

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

The following table presents RSU activity during the six months ended June 30, 2022:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2021	235,944	$32.38	332,506	$31.82
Granted	65,389	46.85	112,393	40.24
Vested	(18,380)	45.80	(81,934)	44.52
Forfeited	(9,879)	33.42	—	—
Balance at June 30, 2022	273,074	$34.90	362,965	$31.56

The compensation expense recorded for RSUs was $1.8 million and $1.2 million for the three months ended June 30, 2022, and 2021, respectively. For the six months ended June 30, 2022 and 2021, the compensation expense recorded for RSUs was $3.4 million and $2.5 million, respectively. Unrecognized stock-based compensation expense related to RSUs was $12.8 million and $7.8 million as of June 30, 2022 and 2021, respectively. As of June 30, 2022, these costs are expected to be recognized over the next 2.1 years for time-based and performance-based RSUs.

As of June 30, 2022, 1,658,192 shares were available for future grants under the Company’s 2005 Incentive Plan, as amended and restated.

8. Investment Securities

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of June 30, 2022, and December 31, 2021:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$119,823	$—	$825	$118,998
U.S. government agency entities	75,781	1,285	125	76,941
Mortgage-backed securities	932,753	108	88,398	844,463
Collateralized mortgage obligations	23,949	—	1,369	22,580
Corporate debt securities	183,987	—	12,398	171,589
Total	$1,336,293	$1,393	$103,115	$1,234,571

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. government agency entities	86,475	1,169	135	87,509
Mortgage-backed securities	886,614	9,465	7,414	888,665
Collateralized mortgage obligations	9,547	—	430	9,117
Corporate debt securities	144,231	441	2,654	142,018
Total	$1,126,867	$11,075	$10,633	$1,127,309

As of June 30, 2022, the amortized cost of AFS debt securities excluded accrued interest receivables of $3.1 million, which are included in “accrued interest receivables” on the Consolidated Balance Sheets. For the Company’s accounting policy related to AFS debt securities’ accrued interest receivable, see Note 1 - Summary of Significant Accounting Policies – Securities Available for Sale – Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2021 Form 10-K.

The amortized cost and fair value of securities available-for-sale as of June 30, 2022, by contractual maturities, are set forth in the tables below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	June 30, 2022
	Securities Available-For-Sale
	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$139,838	$138,315
Due after one year through five years	146,693	135,240
Due after five years through ten years	147,294	144,903
Due after ten years	902,468	816,113
Total	$1,336,293	$1,234,571

Equity Securities - The Company recognized a net loss of $1.0 million for the three months ended June 30, 2022, due to the decrease in fair value during the quarter of equity investments with readily determinable fair values compared to a net loss of $0.9 million for the three months ended June 30, 2021. The Company recognized a net gain of $4.9 million for the six months ended June 30, 2022 due to the increase in fair value of equity investment with readily determinable fair value compared to a net loss of $3.6 million for the six months ended June 30, 2021. Equity securities were $26.8 million and $22.3 million as of June 30, 2022, and December 31, 2021, respectively.

The following tables set forth the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of  June 30, 2022, and  December 31, 2021:

	June 30, 2022
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$118,998	$825	$—	$—	$118,998	$825
U.S. government agency entities	—	—	2,184	125	2,184	125
Mortgage-backed securities	705,908	65,450	132,913	22,948	838,821	88,398
Collateralized mortgage obligations	14,793	163	7,787	1,206	22,580	1,369
Corporate debt securities	134,070	9,243	37,520	3,155	171,590	12,398
Total	$973,769	$75,681	$180,404	$27,434	$1,154,173	$103,115

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities Available-for-Sale
U.S. government agency entities	—	—	2,337	135	2,337	135
Mortgage-backed securities	527,276	6,659	6,496	755	533,772	7,414
Collateralized mortgage obligations	8,989	417	128	13	9,117	430
Corporate debt securities	103,720	2,122	19,468	532	123,188	2,654
Total	$639,985	$9,198	$28,429	$1,435	$668,414	$10,633

As of June 30, 2022, the Company had a total of 175 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting primarily of 149 U.S. government-sponsored mortgage-backed securities, and 16 Corporate debt securities. In comparison, as of December 31, 2021, the Company has a total of 88 AFS debt securities in a gross unrealized loss position with no impairment, consisting primarily of 70 U.S. government-sponsored mortgage-backed securities, and 12 Corporate debt securities.

Allowance for Credit Losses

The securities that were in an unrealized loss position at June 30, 2022, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 - Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2021 Form 10-K.

The Company concluded the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell available-for-sale securities that have declined below their cost before their anticipated recovery. Accordingly, no allowance for credit losses was recorded as of June 30, 2022, against these securities, and there was no provision for credit losses recognized for the three months ended June 30, 2022. For the three months ended June 30, 2021, there was no credit loss recognized.

Securities available-for-sale having a carrying value of $102.9 million and $30.5 million as of June 30, 2022, and December 31, 2021, respectively, were pledged to secure public deposits, other borrowings, treasury tax and loan.

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

The types of loans in the Company’s Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, were as follows:

	June 30, 2022	December 31, 2021
	(In thousands)

Commercial loans	$3,194,509	$2,982,399
Real estate construction loans	602,052	611,031
Commercial mortgage loans	8,563,001	8,143,272
Residential mortgage loans	5,045,383	4,182,006
Equity lines	377,009	419,487
Installment and other loans	5,934	4,284
Gross loans	$17,787,888	$16,342,479
Allowance for loan losses	(148,772)	(136,157)
Unamortized deferred loan fees, net	(5,540)	(4,321)
Total loans, net	$17,633,576	$16,202,001

As of June 30, 2022, recorded investment in non-accrual loans was $60.7 million. As of December 31, 2021, recorded investment in non-accrual loans totaled $65.8 million. For non-accrual loans, the amounts previously charged off represent 2.6% and 10.7% of the contractual balances for non-accrual loans as of June 30, 2022 and December 31, 2021.

The following tables present the average recorded investment and interest income recognized on non-accrual loans for the period indicated:

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$31,919	$—	$29,648	$—
Real estate construction loans	—	—	—	—
Commercial mortgage loans	30,073	126	33,969	317
Residential mortgage loans and equity lines	15,284	7	13,870	14
Installment and other loans	43	—	22	—
Total non-accrual loans	$77,319	$133	$77,509	$331

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$24,450	$31	$26,348	$43
Real estate construction loans	4,149	73	4,189	170
Commercial mortgage loans	36,792	100	38,445	157
Residential mortgage loans and equity lines	8,653	8	8,541	16
Total impaired loans	$74,044	$212	$77,523	$386

The following table presents non-accrual loans and the related allowance as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$12,349	$8,934	$—
Commercial mortgage loans	15,884	12,756	—
Residential mortgage loans and equity lines	9,704	9,493	—
Installment and other loans	79	79	—
Subtotal	$38,016	$31,262	$—

With allocated allowance
Commercial loans	$28,268	$18,916	$6,813
Commercial mortgage loans	2,426	2,384	133
Residential mortgage loans and equity lines	8,742	8,090	38
Installment and other loans	—	—	—
Subtotal	$39,436	$29,390	$6,984
Total non-accrual loans	$77,452	$60,652	$6,984

	December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$15,879	$11,342	$—
Commercial mortgage loans	24,437	21,209	—
Residential mortgage loans and equity lines	6,020	5,850	—
Subtotal	$46,336	$38,401	$—

With allocated allowance
Commercial loans	$14,294	$5,217	$894
Commercial mortgage loans	17,930	16,964	3,631
Residential mortgage loans and equity lines	6,048	5,264	22
Subtotal	$38,272	$27,445	$4,547
Total non-accrual loans	$84,608	$65,846	$4,547

The following tables present the aging of the loan portfolio by type as of June 30, 2022, and as of December 31, 2021:

	June 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$7,347	$534	$1,372	$27,849	$37,102	$3,157,407	$3,194,509
Real estate construction loans	—	—	—	—	—	602,052	602,052
Commercial mortgage loans	1,616	4,536	—	15,141	21,293	8,541,708	8,563,001
Residential mortgage loans and equity lines	391	5,980	355	17,583	24,309	5,398,083	5,422,392
Installment and other loans	22	—	10	79	111	5,823	5,934
Total loans	$9,376	$11,050	$1,737	$60,652	$82,815	$17,705,073	$17,787,888

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$4,294	$9,877	$1,439	$16,558	$32,168	$2,950,231	$2,982,399
Real estate construction loans	—	—	—	—	—	611,031	611,031
Commercial mortgage loans	8,389	—	—	38,173	46,562	8,096,710	8,143,272
Residential mortgage loans and equity lines	20,129	3,138	—	11,115	34,382	4,567,111	4,601,493
Installment and other loans	—	—	—	—	—	4,284	4,284
Total loans	$32,812	$13,015	$1,439	$65,846	$113,112	$16,229,367	$16,342,479

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

As of June 30, 2022, accruing TDRs were $12.7 million and non-accrual TDRs were $6.6 million compared to accruing TDRs of $12.8 million and non-accrual TDRs of $8.2 million as of December 31, 2021. The Company allocated $33 thousand in reserves to accruing TDRs and $794 thousand to non-accrual TDRs as of June 30, 2022, compared to seven thousand to accruing TDRs and three thousand to non-accrual TDRs as of December 31, 2021.

The following tables set forth TDRs that were modified during the three months and six months ended June 30, 2022 and 2021, their specific reserves as of June 30, 2022, and 2021, and charge-offs for the three months and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30, 2022				June 30, 2022
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	—	$—	$—	$—	$—
Residential mortgage loans and equity lines	1	374	374	—	3
Total	1	$374	$374	$—	$3

	Three Months Ended June 30, 2021				June 30, 2021
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
(In thousands)

Commercial loans	—	$—	$—	$—	$—
Residential mortgage loans and equity lines	—	—	—	—	—
Total	—	$—	$—	$—	$—

	Six Months Ended June 30, 2022				June 30, 2022
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	4	$6,115	$6,115	$—	$2,566
Residential mortgage loans and equity lines	4	720	720	—	4
Total	8	$6,835	$6,835	$—	$2,570

	Six Months Ended June 30, 2021				June 30, 2021
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	1	$686	$686	$—	$—
Residential mortgage loans and equity lines	—	—	—	—	—
Total	1	$686	$686	$—	$—

Modifications of the loan terms in the three and six months ended June 30, 2022, were in the form of extensions of maturity dates, which ranged generally from three to twelve months from the modification date.

We expect that the TDRs on accruing status as of June 30, 2022, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  The ongoing impact of the COVID pandemic or worsening economy, however, could increase the risk that such TDRs become non-accrual due to the borrowers’ inability to continue to comply with their restructured terms.

A summary of TDRs by type of concession and by type of loan, as of June 30, 2022, and December 31, 2021, is set forth in the table below:

	June 30, 2022
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans	$3,014	$—	$—	$3,014
Commercial mortgage loans	—	5,463	600	6,063
Residential mortgage loans	1,780	231	1,587	3,598
Total accruing TDRs	$4,794	$5,694	$2,187	$12,675

	June 30, 2022
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial loans	$6,007	$—	$—	$6,007
Commercial mortgage loans	—	—	—	—
Residential mortgage loans	604	—	—	604
Total non-accrual TDRs	$6,611	$—	$—	$6,611

	December 31, 2021
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans	$3,368	$—	$—	$3,368
Commercial mortgage loans	438	5,522	168	6,128
Residential mortgage loans	1,464	249	1,628	3,341
Total accruing TDRs	$5,270	$5,771	$1,796	$12,837

	December 31, 2021
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial loans	$7,717	$—	$—	$7,717
Commercial mortgage loans	—	—	—	—
Residential mortgage loans	458	—	—	458
Total non-accrual TDRs	$8,175	$—	$—	$8,175

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as a TDR during the previous twelve months and which had subsequently defaulted as of June 30, 2022.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of June 30, 2022, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered individually evaluated, or were on non-accrual status.

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

The following table summarizes the Company’s loan held for investment as of June 30, 2022 and December 31, 2021, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification:

	Loans Amortized Cost Basis by Origination Year
June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$239,233	$569,171	$241,222	$128,835	$123,501	$157,146	$1,604,498	$8,567	$3,072,173
Special Mention	—	299	450	1,475	335	3,024	39,543	—	45,126
Substandard	—	2,154	4,947	24,090	12,656	5,590	26,647	133	76,217
Doubtful	—	—	—	836	—	—	232	—	1,068
Total	$239,233	$571,624	$246,619	$155,236	$136,492	$165,760	$1,670,920	$8,700	$3,194,584

YTD period charge-offs	$—	$50	$120	$25	$—	$—	$76	$—	$271
YTD period recoveries	(5)	—	(27)	—	(100)	(202)	(200)	—	(534)
Net charge-offs/(recoveries)	$(5)	$50	$93	$25	$(100)	$(202)	$(124)	$—	$(263)

Real estate construction loans
Pass/Watch	$56,141	$242,104	$149,165	$76,395	$24,543	$—	$—	$—	$548,348
Special Mention	—	—	—	38,995	—	—	—	—	38,995
Substandard	—	—	—	2,005	9,394	—	—	—	11,399
Total	$56,141	$242,104	$149,165	$117,395	$33,937	$—	$—	$—	$598,742

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	(6)	—	—	(6)
Net charge-offs/(recoveries)	$—	$—	$—	$—	$—	$(6)	$—	$—	$(6)

Commercial mortgage loans
Pass/Watch	$1,111,347	$1,865,855	$1,148,723	$1,188,757	$946,583	$1,731,097	$230,138	$—	$8,222,500
Special Mention	13,174	25,245	7,669	33,722	63,323	63,981	—	—	207,114
Substandard	—	7,308	—	12,450	27,975	77,684	3,358	—	128,775
Total	$1,124,521	$1,898,408	$1,156,392	$1,234,929	$1,037,881	$1,872,762	$233,496	$—	$8,558,389

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	(120)	—	(7)	(56)	—	(183)
Net charge-offs/(recoveries)	$—	$—	$—	$(120)	$—	$(7)	$(56)	$—	$(183)

Residential mortgage loans
Pass/Watch	$752,241	$996,764	$613,888	$634,297	$454,178	$1,568,294	$—	$—	$5,019,662
Special Mention	—	—	33	1,560	759	917	—	—	3,269
Substandard	—	790	2,649	5,280	3,381	11,614	—	—	23,714
Total	$752,241	$997,554	$616,570	$641,137	$458,318	$1,580,825	$—	$—	$5,046,645

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	(45)	—	—	(45)
Net charge-offs/(recoveries)	$—	$—	$—	$—	$—	$(45)	$—	$—	$(45)

Equity lines
Pass/Watch	$1,035	$—	$—	$—	$—	$2	$350,762	$24,954	$376,753
Special Mention	26	—	—	—	—	—	—	—	26
Substandard	132	—	—	—	—	—	2,082	251	2,465
Total	$1,193	$—	$—	$—	$—	$2	$352,844	$25,205	$379,244

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	(5)	(7)	(12)
Net charge-offs/(recoveries)	$—	$—	$—	$—	$—	$—	$(5)	$(7)	$(12)

Installment and other loans
Pass/Watch	$851	$3,813	$80	$—	$—	$—	$—	$—	$4,744
Total	$851	$3,813	$80	$—	$—	$—	$—	$—	$4,744

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$1	$—	$1
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net charge-offs/(recoveries)	$—	$—	$—	$—	$—	$—	$1	$—	$1
Total loans	$2,174,180	$3,713,503	$2,168,826	$2,148,697	$1,666,628	$3,619,349	$2,257,260	$33,905	$17,782,348
Net charge-offs/(recoveries)	$(5)	$50	$93	$(95)	$(100)	$(260)	$(184)	$(7)	$(508)

	Loans Amortized Cost Basis by Origination Year
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$606,770	$268,756	$183,468	$142,419	$80,701	$100,496	$1,437,463	$7,433	$2,827,506
Special Mention	395	780	1,138	1,645	3,157	—	40,761	49	47,925
Substandard	450	5,879	22,513	16,423	14,309	5,221	34,713	5,716	105,224
Doubtful	—	—	—	—	—	—	900	—	900
Total	$607,615	$275,415	$207,119	$160,487	$98,167	$105,717	$1,513,837	$13,198	$2,981,555

YTD period charge-offs	$—	$1,478	$507	$366	$—	$50	$17,650	$—	$20,051
YTD period recoveries	—	(1)	(29)	(124)	—	(191)	(1,361)	—	(1,706)
Net	$—	$1,477	$478	$242	$—	$(141)	$16,289	$—	$18,345

Real estate construction loans
Pass/Watch	$199,188	$188,782	$125,316	$24,548	$—	$—	$—	$—	$537,834
Special Mention	—	23,107	27,672	17,374	—	—	—	—	68,153
Substandard	—	—	1,919	—	—	—	—	—	1,919
Total	$199,188	$211,889	$154,907	$41,922	$—	$—	$—	$—	$607,906

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	(76)	—	—	(76)
Net	$—	$—	$—	$—	$—	$(76)	$—	$—	$(76)

Commercial mortgage loans
Pass/Watch	$1,893,807	$1,201,825	$1,253,548	$1,031,191	$727,916	$1,313,882	$198,869	$—	$7,621,038
Special Mention	45,719	59,182	49,796	103,101	61,105	60,448	750	—	380,101
Substandard	1,110	—	13,483	42,803	1,580	76,906	3,297	—	139,179
Total	$1,940,636	$1,261,007	$1,316,827	$1,177,095	$790,601	$1,451,236	$202,916	$—	$8,140,318

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	(240)	—	—	(28)	(111)	—	(379)
Net	$—	$—	$(240)	$—	$—	$(28)	$(111)	$—	$(379)

Residential mortgage loans
Pass/Watch	$978,375	$622,999	$678,775	$502,325	$453,992	$929,846	$—	$—	$4,166,312
Special Mention	—	46	1,576	1,064	836	438	—	—	3,960
Substandard	1,684	147	2,698	2,574	862	5,255	—	—	13,220
Total	$980,059	$623,192	$683,049	$505,963	$455,690	$935,539	$—	$—	$4,183,492

YTD period charge-offs	$—	$—	$—	$—	$3	$—	$—	$—	$3
YTD period recoveries	—	—	—	—	—	(208)	—	—	(208)
Net	$—	$—	$—	$—	$3	$(208)	$—	$—	$(205)

Equity lines
Pass/Watch	$—	$—	$—	$—	$—	$5	$389,069	$30,025	$419,099
Substandard	—	—	—	—	—	—	1,230	273	1,503
Total	$—	$—	$—	$—	$—	$5	$390,299	$30,298	$420,602

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	(10)	(64)	(74)
Net	$—	$—	$—	$—	$—	$—	$(10)	$(64)	$(74)

Installment and other loans
Pass/Watch	$4,117	$168	$—	$—	$—	$—	$—	$—	$4,285
Total	$4,117	$168	$—	$—	$—	$—	$—	$—	$4,285

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans	$3,731,615	$2,371,671	$2,361,902	$1,885,467	$1,344,458	$2,492,497	$2,107,052	$43,496	$16,338,158
Net charge-offs/(recoveries)	$—	$1,477	$238	$242	$3	$(453)	$16,168	$(64)	$17,611

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

Quantitative Factors

Under the Company’s CECL methodology, nine portfolio segments with similar risk characteristics are evaluated for expected loss. Six portfolios are modeled using econometric models and three smaller portfolios are evaluated using a simplified loss-rate method that calculates lifetime expected credit losses for the respective pools (simplified approach). The six portfolios subject to econometric modeling include residential mortgages; commercial and industrial loans (“C&I”); construction loans; commercial real estate (“CRE”) for multifamily loans; CRE for owner-occupied loans; and other CRE loans. We estimate the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables, (GDP, unemployment, CRE prices and residential mortgage prices) to historical credit performance for each of the six loan portfolios from the fourth quarter of 2007 to the first quarter of 2022. Loss given default rates are computed based on the charge-offs recognized divided by the exposure at default of defaulted loans starting with the fourth quarter of 2007 through the second quarter of 2022. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The amounts so calculated comprise the quantitative portion of the allowance for credit losses.

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

The following tables set forth activity in the allowance for loan losses by portfolio segment for the three months and six months ended June 30, 2022, and June 30, 2021.

Three months ended June 30, 2022 and 2021
				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:

March 31, 2022 Ending Balance	$44,738	$7,436	$63,878	$29,630	$104	$145,786
Provision/(reversal) for possible credit losses	4,208	(160)	4,634	(5,945)	31	2,768
Charge-offs	(50)	—	—	—	(1)	(51)
Recoveries	175	—	88	6	—	269
Net (charge-offs)/recoveries	125	—	88	6	(1)	218
June 30, 2022 Ending Balance	$49,071	$7,276	$68,600	$23,691	$134	$148,772

Allowance for unfunded credit commitments:
March 31, 2022 Ending Balance	$3,177	$3,227	$—	$—	$—	$6,404
Provision/(reversal) for possible credit losses	(373)	79	26	—	—	(268)
June 30, 2022 Ending Balance	$2,804	$3,306	$26	$—	$—	$6,136

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:

March 31, 2021 Ending Balance	$42,034	$6,992	$65,347	$30,734	$3	$145,110
Provision/(reversal) for possible credit losses	5,590	(873)	(7,416)	(3,899)	(2)	(6,600)
Charge-offs	(7,712)	—	—	—	—	(7,712)
Recoveries	155	—	95	208	—	458
Net (charge-offs)/recoveries	(7,557)	—	95	208	—	(7,254)
June 30, 2021 Ending Balance	$40,067	$6,119	$58,026	$27,043	$1	$131,256

Allowance for unfunded credit commitments:
March 31, 2021 Ending Balance	$8,163	$2,251	$36	$—	$—	$10,450
Provision/(reversal) for possible credit losses	(3,775)	1,330	45	—	—	(2,400)
June 30, 2021 Ending Balance	$4,388	$3,581	$81	$—	$—	$8,050

Six months ended June 30, 2022 and 2021
				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:

December 31, 2021 Ending Balance	$43,394	$6,302	$61,081	$25,379	$1	$136,157
Provision/(reversal) for possible credit losses	5,414	968	7,336	(1,745)	134	12,107
Charge-offs	(271)	—	—	—	(1)	(272)
Recoveries	534	6	183	57	—	780
Net (charge-offs)/recoveries	263	6	183	57	(1)	508
June 30, 2022 Ending Balance	$49,071	$7,276	$68,600	$23,691	$134	$148,772

Allowance for unfunded credit commitments:
December 31, 2021 Ending Balance	$3,725	$3,375	$—	$—	$—	$7,100
Provision/(reversal) for possible credit losses	(921)	(69)	26	—	—	(964)
June 30, 2022 Ending Balance	$2,804	$3,306	$26	$—	$—	$6,136

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:

December 31, 2020 Ending Balance	$68,742	$30,854	$49,205	$17,737	$—	$166,538
Impact of ASU 2016-13 adoption	(31,466)	(24,307)	34,993	19,211	9	(1,560)
January 1, 2021 Beginning Balance	37,276	6,547	84,198	36,948	9	164,978
Provision/(reversal) for possible credit losses	18,216	(428)	(26,362)	(10,128)	(8)	(18,710)
Charge-offs	(16,850)	—	—	—	—	(16,850)
Recoveries	1,425	—	190	223	—	1,838
Net (charge-offs)/recoveries	(15,425)	—	190	223	—	(15,012)
June 30, 2021 Ending Balance	$40,067	$6,119	$58,026	$27,043	$1	$131,256

Allowance for unfunded credit commitments:
December 31, 2020 Ending Balance	$4,802	$690	$101	$284	$3	$5,880
Impact of ASU 2016-13 adoption	3,236	3,135	(66)	(284)	(3)	6,018
January 1, 2021 Beginning Balance	8,038	3,825	35	—	—	11,898
Provision/(reversal) for possible credit losses	(3,650)	(244)	46	—	—	(3,848)
June 30, 2021 Ending Balance	$4,388	$3,581	$81	$—	$—	$8,050

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

The Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships were $140.8 million and $107.7 million as of June 30, 2022, and December 31, 2021, respectively.

11. Borrowed Funds

Borrowings from the Federal Home Loan Bank (“FHLB”) – There were no over-night borrowings from the FHLB as of June 30, 2022, and December 31, 2021. Advances from the FHLB were $95.0 million at a weighted average rate of 1.92% as of June 30, 2022, and $20.0 million at a weighted average rate of 2.89% as of December 31, 2021. As of June 30, 2022, FHLB advances of $20.0 million will mature in May 2023 and $75.0 million will mature in July 2022.

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

At June 30, 2022, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 4.12%, compared to $119.1 million with a weighted average rate of 2.38% at December 31, 2021. The Junior Subordinated Notes have a stated maturity term of 30 years.

12. Income Taxes

The effective tax rate for the first six months of 2022 was 22.4% compared to 22.3% for the first six months of 2021. The effective tax rate includes the impact of low-income housing and alternative energy investment tax credits.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$118,998	$—	$—	$118,998
U.S. government agency entities	—	76,941	—	76,941
Mortgage-backed securities	—	844,463	—	844,463
Collateralized mortgage obligations	—	22,580	—	22,580
Corporate debt securities	—	171,589	—	171,589
Total securities available-for-sale	118,998	1,115,573	—	1,234,571

Equity securities
Mutual funds	2,081	—	—	2,081
Preferred stock of government sponsored entities	5,739	—	—	5,739
Other equity securities	18,965	—	—	18,965
Total equity securities	26,785	—	—	26,785

Warrants	—	—	30	30
Interest rate swaps	—	58,335	—	58,335
Foreign exchange contracts	—	344	—	344
Total assets	$145,783	$1,174,252	$30	$1,320,065

Liabilities
Interest rate swaps	$—	$33,706	$—	$33,706
Foreign exchange contracts	—	914	—	914
Total liabilities	$—	$34,620	$—	$34,620

	December 31, 2021
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. government agency entities	$—	$87,509	$—	$87,509
Mortgage-backed securities	—	888,665	—	888,665
Collateralized mortgage obligations	—	9,117	—	9,117
Corporate debt securities	—	142,018	—	142,018
Total securities available-for-sale	—	1,127,309	—	1,127,309

Equity securities
Mutual funds	6,230	—	—	6,230
Preferred stock of government sponsored entities	1,811	—	—	1,811
Other equity securities	14,278	—	—	14,278
Total equity securities	22,319	—	—	22,319

Warrants	—	—	23	23
Interest rate swaps	—	10,090	—	10,090
Foreign exchange contracts	—	1,113	—	1,113
Total assets	$22,319	$1,138,512	$23	$1,160,854

Liabilities
Interest rate swaps	$—	$12,642	$—	$12,642
Foreign exchange contracts	—	327	—	327
Total liabilities	$—	$12,969	$—	$12,969

Financial assets and liabilities measured at estimated fair value on a non-recurring basis:

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the periods ended June 30, 2022, and December 31, 2021, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Consolidated Balance Sheets as of June 30, 2022, the following tables set forth the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of June 30, 2022, and December 31, 2021, and the total losses for the periods indicated:

	As of June 30, 2022				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Three Months Ended		For the Six Months Ended
	Level 1	Level 2	Level 3	Measurements	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands)
Assets
Non accrual loans by type:
Commercial loans	$—	$—	$12,103	$12,103	$—	$—	$—	$—
Commercial mortgage loans	—	—	2,281	2,281	—	—	—	—
Residential mortgage loans and equity lines	—	—	8,055	8,055	—	—	—	—
Total non accrual loans	—	—	22,439	22,439	—	—	—	—
Other real estate owned (1)	—	—	4,269	4,269	—	47	—	47
Investments in venture capital	—	—	837	837	—	64	—	135
Total assets	$—	$—	$27,545	$27,545	$—	$111	$—	$182

(1) Other real estate owned balance of $4.1 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2021				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Measurements	December 31, 2021	December 31, 2020
	(In thousands)
Assets
Non accrual loans by type:
Commercial loans	$—	$—	$4,327	$4,327	$1,012	$7,012
Commercial mortgage loans	—	—	13,335	13,335	—	—
Residential mortgage loans and equity lines	—	—	5,243	5,243	—	—
Total non accrual loans	—	—	22,905	22,905	1,012	7,012
Other real estate owned (1)	—	—	4,589	4,589	17	717
Investments in venture capital	—	—	952	952	143	107
Total assets	$—	$—	$28,446	$28,446	$1,172	$7,836

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

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from one to five years, risk-free interest rate from 0.41% to 3.27%, and stock volatility from 9.03% to 20.82%.

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

The following table sets forth the carrying and notional amounts and estimated fair value of financial instruments as of June 30, 2022, and December 31, 2021:

	June 30, 2022		December 31, 2021
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$141,734	$141,734	$134,141	$134,141
Short-term investments	1,012,228	1,012,228	2,315,563	2,315,563
Securities available-for-sale	1,234,571	1,234,571	1,127,309	1,127,309
Loans, net	17,633,576	17,440,309	16,202,001	16,499,869
Equity securities	26,785	26,785	22,319	22,319
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250
Warrants	30	30	23	23

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$134,895	$344	$181,997	$1,113
Interest rate swaps	1,454,544	58,335	904,635	10,090

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$18,287,327	$18,266,740	$18,058,842	$18,051,720
Advances from Federal Home Loan Bank	95,000	94,969	20,000	21,279
Other borrowings	22,319	15,667	23,145	18,945
Long-term debt	119,136	55,126	119,136	62,274

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$202	$2	$676	$3
Foreign exchange contracts	105,824	914	51,782	327
Interest rate swaps	727,649	33,706	872,400	12,642

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,395,976	$(13,504)	$3,297,362	$(12,594)
Standby letters of credit	303,882	(2,664)	266,490	(2,640)
Other letters of credit	28,789	(21)	16,652	(13)

The following tables set forth the level in the fair value hierarchy for the estimated fair values of financial instruments as of June 30, 2022, and December 31, 2021.

	As of June 30, 2022
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$141,734	$141,734	$—	$—
Short-term investments	1,012,228	1,012,228	—	—
Securities available-for-sale	1,234,571	118,998	1,115,573	—
Loans, net	17,440,309	—	—	17,440,309
Equity securities	26,785	26,785	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	30	—	—	30
Financial Liabilities
Deposits	18,266,740	—	—	18,266,740
Advances from Federal Home Loan Bank	94,969	—	94,969	—
Other borrowings	15,667	—	—	15,667
Long-term debt	55,126	—	55,126	—

	As of December 31, 2021
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$134,141	$134,141	$—	$—
Short-term investments	2,315,563	2,315,563	—	—
Securities available-for-sale	1,127,309	—	1,127,309	—
Loans, net	16,499,869	—	—	16,499,869
Equity securities	22,319	22,319	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	23	—	—	23
Financial Liabilities
Deposits	18,051,720	—	—	18,051,720
Advances from Federal Home Loan Bank	21,279	—	21,279	—
Other borrowings	18,945	—	—	18,945
Long-term debt	62,274	—	62,274	—

14. Goodwill and Goodwill Impairment

Total goodwill was $375.7 million as of June 30, 2022 compared with $372.2 million as of December 31, 2021. The increase of $3.5 million is a result of the acquisition of HSBC’s West Coast mass retail market consumer banking business and retail business banking business on February 7, 2022. The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.

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

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. As of June 30, 2022, and 2021, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s cash flow derivative financial instruments as of June 30, 2022, and December 31, 2021, were as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Cash flow swap hedges:
Notional	$119,136	$119,136
Weighted average fixed rate-pay	2.61%	2.61%
Weighted average variable rate-receive	1.40%	0.16%

Unrealized gain/(loss), net of taxes (1)	$882	$(3,276)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Periodic net settlement of swaps (2)	$484	$731	$1,172	$1,442

(1) Included in other comprehensive income.
(2) the amount of periodic net settlement of interest rate swaps was included in interest expense.

The Bank entered into interest rate swap contracts that are matched to fixed-rate CRE loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying CRE loans due to changes in interest rates. As of June 30, 2022, the Bank’s outstanding interest rate swap contracts had a notional amount of $901.4 million for various terms from three to ten years. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of June 30, 2022 and 2021, the ineffective portion of these interest rate swaps was not significant.

The Company has designated as a partial-term hedging election $670.8 million notional as last-of-layer hedge on pools of loans with a notational value of $1.3 billion as of June 30, 2022. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month LIBOR interest rate swaps to convert the last-of-layer $670.8 million portion of $1.3 billion fixed rate loan pools in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranches. As of June 30, 2022, the last-of-layer loan tranche had a fair value basis adjustment of $20.0 million. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivative clearing organization and daily margin is indirectly maintained with the derivative clearing organization. There was no cash collateral deposit posted by Bancorp related to derivative contracts as of June 30, 2022 and $5.9 million as of December 31, 2021.

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of June 30, 2022, and December 31, 2021, were as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Fair value swap hedges:
Notional	$901,388	$729,280
Weighted average fixed rate-pay	2.01%	2.65%
Weighted average variable rate spread	0.67%	1.31%
Weighted average variable rate-receive	1.54%	1.43%

Unrealized gain/(loss), net of taxes (1)	$23,375	$(1,013)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Periodic net settlement of swaps (2)	$(1,328)	$(2,387)	$(3,089)	$(4,774)
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

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of June 30, 2022, and December 31, 2021, were as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Derivative financial instruments not designated as hedging instruments:
Notional amounts:
Option contracts	$202	$676
Spot, forward, and swap contracts with positive fair value	$134,895	$181,997
Spot, forward, and swap contracts with negative fair value	$105,824	$51,782
Fair value:
Option contracts	$2	$3
Spot, forward, and swap contracts with positive fair value	$344	$1,113
Spot, forward, and swap contracts with negative fair value	$(914)	$(327)

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

Financial instruments that are eligible for offset in the Consolidated Balance Sheets, as of June 30, 2022, and December 31, 2021, are set forth in the following table:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
June 30, 2022
Assets:
Derivatives	$58,335	$—	$58,335	$—	$—	$58,335

Liabilities:
Derivatives	$33,706	$—	$33,706	$—	$—	$33,706

December 31, 2021
Assets:
Derivatives	$10,090	$—	$10,090	$—	$—	$10,090

Liabilities:
Derivatives	$15,748	$(3,106)	$12,642	$—	$—	$12,642

17. Revenue from Contracts with Customers

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under ASC 606:

	Three months Ended June 30,		Six months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$2,349	$2,144	$4,758	$4,256
Wealth management fees	3,956	3,939	8,310	7,496
Other service fees(1)	4,203	3,883	8,272	7,374
Total noninterest income	10,508	9,966	21,340	19,126

Noninterest income, not in-scope(2)	4,110	2,617	13,510	3,457
Total noninterest income	$14,618	$12,583	$34,850	$22,583

(1) Other service fees comprise of fees related to letters of credit, wire fees, fees on foreign exchange transactions and other immaterial individual revenue streams.
(2) These amounts primarily represent revenue from interest rate swap fees, unrealized net gains on equity securities and other miscellaneous income.

The major revenue streams by fee type that are within the scope of ASC 606 presented in the above table are described in additional detail below:

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

Practical Expedients and Exemptions

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose the value of unsatisfied performance obligations as the Company’s contracts with customers generally have a term that is less than one year are open-ended with a cancellation period that is less than one year or allow the Company to recognize revenue in the amount to which the Company has the right to invoice.

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

18. Stockholders’ Equity

Total equity was $2.43 billion as of June 30, 2022, a decrease of $14.7 million, from $2.45 billion as of December 31, 2021, primarily due to net income of $164.0 million, stock-based compensation of $3.4 million, proceeds from dividend reinvestment of $1.9 million, and stock issued to directors of $0.8 million offset by other comprehensive loss of $68.3 million, purchases of treasury stock of $63.5 million, common stock cash dividends of $51.0 million and shares withheld related to net share settlement of RSUs of $2.0 million.

Activity in accumulated other comprehensive income/(loss), net of tax, and reclassification out of accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2022, and June 30, 2021, was as follows:

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, gain/(loss), net of tax
Securities available-for-sale			$(45,755)			$7,313
Cash flow hedge derivatives			(222)			(5,627)
Total			$(45,977)			$1,686

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$(37,557)	$(11,102)	$(26,455)	$351	$104	$247
Cash flow hedge derivatives	1,567	463	1,104	623	184	439
Total	$(35,990)	$(10,639)	$(25,351)	$974	$288	$686

Reclassification adjustment for net losses in net income
Securities available-for-sale	—	—	—	—	—	—
Cash flow hedge derivatives	—	—	—	—	—	—
Total	—	—	—	—	—	—

Total other comprehensive income/(loss)
Securities available-for-sale	$(37,557)	$(11,102)	$(26,455)	$351	$104	$247
Cash flow hedge derivatives	1,567	463	1,104	623	184	439
Total	$(35,990)	$(10,639)	$(25,351)	$974	$288	$686

Ending balance, gain/(loss), net of tax
Securities available-for-sale			$(72,210)			$7,560
Cash flow hedge derivatives			882			(5,188)
Total			$(71,328)			$2,372

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, gain/(loss), net of tax
Securities available-for-sale			$211			$12,200
Cash flow hedge derivatives			(3,276)			(6,890)
Total			$(3,065)			$5,310

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$(102,812)	$(30,391)	$(72,421)	$(5,734)	$(1,695)	$(4,039)
Cash flow hedge derivatives	5,903	1,745	4,158	2,416	714	1,702
Total	$(96,909)	$(28,646)	$(68,263)	$(3,318)	$(981)	$(2,337)

Reclassification adjustment for net losses in net income
Securities available-for-sale	—	—	—	(853)	(252)	(601)
Cash flow hedge derivatives	—	—	—	—	—	—
Total	—	—	—	(853)	(252)	(601)

Total other comprehensive income/(loss)
Securities available-for-sale	$(102,812)	$(30,391)	$(72,421)	$(6,587)	$(1,947)	$(4,640)
Cash flow hedge derivatives	5,903	1,745	4,158	2,416	714	1,702
Total	$(96,909)	$(28,646)	$(68,263)	$(4,171)	$(1,233)	$(2,938)

Ending balance, gain/(loss), net of tax
Securities available-for-sale			$(72,210)			$7,560
Cash flow hedge derivatives			882			(5,188)
Total			$(71,328)			$2,372

19. Stock Repurchase Program

On May 26, 2022, the Board of Directors approved a new stock repurchase program to buy back up to $125.0 million of the Company’s common stock. The Company repurchased 749,998 shares for $30.6 million, at an average cost of $40.78 per share during the three months ended June 30, 2022.

20. Subsequent Events

The Company has evaluated the effect of events that have occurred subsequent to June 30, 2022, through the date of issuance of the Condensed Consolidated Financial Statements, and, based on such evaluation, the Company believes that there have been no material events during such period that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

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

Highlights

●	Total loans increased to $17.8 billion, or 9.5% annualized, in the second quarter.
●	Earnings per share increased 19.3% compared to first quarter of 2022 and 21.6% when compared to same quarter in 2021.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended June 30, 2022, was $89.0 million, an increase of $11.8 million, or 15.3%, compared to net income of $77.2 million for the same quarter a year ago. Diluted earnings per share for the quarter ended June 30, 2022, was $1.18 per share compared to $0.97 per share for the same quarter a year ago.

Return on average stockholders’ equity was 14.62% and return on average assets was 1.69% for the quarter ended June 30, 2022, compared to a return on average stockholders’ equity of 12.53% and a return on average assets of 1.60% for the same quarter a year ago.

Financial Performance

	Three months ended
	June 30, 2022	June 30, 2021
Net income	$89.0 million	$77.2 million
Basic earnings per common share	$1.19	$0.98
Diluted earnings per common share	$1.18	$0.97
Return on average assets	1.69%	1.60%
Return on average total stockholders' equity	14.62%	12.53%
Efficiency ratio	39.06%	43.41%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $27.2 million, or 18.4%, to $175.1 million during the second quarter of 2022, compared to $148.0 million during the same quarter a year ago. The increase was due primarily to an increase in interest income from loans and securities and a decrease in interest expense from deposits.

The net interest margin was 3.52% for the second quarter of 2022 compared to 3.24% for the second quarter of 2021 and 3.26% for the first quarter of 2022.

For the second quarter of 2022, the yield on average interest-earning assets was 3.81%, the cost of funds on average interest-bearing liabilities was 0.41%, and the cost of interest-bearing deposits was 0.37%. In comparison, for the second quarter of 2021, the yield on average interest-earning assets was 3.62%, the cost of funds on average interest-bearing liabilities was 0.53%, and the cost of interest-bearing deposits was 0.48%. The increase in the yield on average interest-earning assets resulted mainly from higher interest rates. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 3.40% for the quarter ended June 30, 2022 compared to 3.09% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended June 30, 2022, and 2021. Average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended June 30,
	2022			2021
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(In thousands)
Interest-earning assets:
Total loans (1)	$17,530,650	$181,022	4.14%	$15,684,329	$161,493	4.13%
Investment securities	1,249,679	5,748	1.84	976,593	3,189	1.31
Federal Home Loan Bank stock	17,250	255	5.93	17,250	255	5.93
Deposits with banks	1,173,702	2,508	0.86	1,633,686	438	0.11
Total interest-earning assets	19,971,281	189,533	3.81	18,311,858	165,375	3.62
Non-interest earning assets:
Cash and due from banks	171,047			153,217
Other non-earning assets	1,088,515			1,033,441
Total non-interest earning assets	1,259,562			1,186,658
Less: Allowance for loan losses	(146,087)			(143,493)
Deferred loan fees	(5,122)			(7,136)
Total assets	$21,079,634			$19,347,887

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,459,940	$810	0.13	$1,967,069	$631	0.13%
Money market accounts	5,291,824	5,879	0.45	3,951,549	4,626	0.47
Savings accounts	1,183,821	206	0.07	896,747	208	0.09
Time deposits	4,881,365	5,724	0.47	6,035,219	10,055	0.67
Total interest-bearing deposits	13,816,950	12,619	0.37	12,850,584	15,520	0.48

Other borrowings	82,660	312	1.51	93,442	415	1.78
Long-term debt	119,136	1,439	4.85	119,136	1,439	4.84
Total interest-bearing liabilities	14,018,746	14,370	0.41	13,063,162	17,374	0.53

Non-interest bearing liabilities:
Demand deposits	4,391,925			3,597,475
Other liabilities	227,835			215,862
Total equity	2,441,128			2,471,388
Total liabilities and equity	$21,079,634			$19,347,887

Net interest spread			3.40%			3.09%
Net interest income		$175,163			$148,001
Net interest margin			3.52%			3.24%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the three months ended June 30, 2022 and 2021:

Taxable-Equivalent Net Interest Income - Changes Due to Volume and Rate (1)
	Three months ended June 30,
	2022-2021
	Increase/(Decrease) in
	Net Interest Income Due to:
	Changes in	Changes in	Total Change
	Volume	Rate
		(In thousands)
Interest-earning assets:
Loans	$19,063	$466	$19,529
Investment securities	1,040	1,519	2,559
Federal Home Loan Bank stock	—	—	—
Deposits with other banks	(158)	2,228	2,070
Total changes in interest income	19,945	4,213	24,158

Interest-bearing liabilities:
Interest-bearing demand accounts	161	18	179
Money market accounts	1,501	(248)	1,253
Savings accounts	57	(59)	(2)
Time deposits	(1,699)	(2,632)	(4,331)
Other borrowed funds	(45)	(58)	(103)
Total changes in interest expense	(25)	(2,979)	(3,004)
Changes in net interest income	$19,970	$7,192	$27,162

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision/(Reversal) for credit losses

As permitted under the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) and as extended by the Consolidated Appropriations Act, 2021, the Company adopted the Current Expected Credit Losses (“CECL”) methodology for estimated credit losses effective as of January 1, 2021. The Company recorded a provision for credit losses of $2.5 million in the second quarter of 2022 compared to a provision for credit losses of $8.6 million in the first quarter of 2022 and a reversal for credit losses of $9.0 million in the second quarter of 2021. In 2022, the first and second quarter provision for credit losses were primarily driven by the growth in loans during the period. As of June 30, 2022, the allowance for loan losses increased by $12.6 million to $148.8 million, or 0.84% of gross loans, compared to $136.2 million, or 0.83% of gross loans, as of December 31, 2021. The change in the allowance for loan losses during the second quarter of 2022 consisted of a $2.8 million provision for loan losses, and $218 thousand in net charge-offs. The Company will continue to monitor the continuing impact of the COVID-19 pandemic on credit risks and losses, as well as on customer deposits and other liabilities and assets.

The following table sets forth the charge-offs and recoveries for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Charge-offs:
Commercial loans	$50	$7,712	$271	$16,850
Real estate loans (1)	1	—	1	—
Total charge-offs	51	7,712	272	16,850
Recoveries:
Commercial loans	175	155	534	1,425
Real estate loans (1)	—	303	6	413
Real estate Construction loans	94	—	240	—
Total recoveries	269	458	780	1,838
Net charge-offs/(recoveries)	$(218)	$7,254	$(508)	$15,012

(1) Real estate loans include commercial mortgage loans, residential mortgage loans, equity lines and Installment & other.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), wire transfer fees, and other sources of fee income, was $14.6 million for the second quarter of 2022, an increase of $2.0 million, or 15.9%, compared to $12.6 million for the second quarter of 2021. The increase was primarily due to an increase of $0.9 million in loan fees, when compared to the same quarter a year ago.

Non-Interest Expense

Non-interest expense increased $4.4 million, or 6.3%, to $74.1 million in the second quarter of 2022 compared to $69.7 million in the same quarter a year ago. The increase in non-interest expense in the second quarter of 2022 was primarily due to an increase of $4.5 million in salaries and employee benefits, due in part to the acquisition of certain West Coast HSBC branches, an increase of $1.9 million in professional service expenses, offset, in part, by a decrease of $3.4 million in amortization expense of investments in low-income housing and alternative energy partnerships, when compared to the same quarter a year ago. The efficiency ratio was 39.1% in the second quarter of 2022 compared to 43.4% for the same quarter a year ago.

Income Taxes

The effective tax rate for the second quarter of 2022 was 21.4% compared to 22.7% for the second quarter of 2021. The effective tax rate includes the impact of alternative energy investments and low-income housing tax credits.

Year-to-Date Statement of Operations Review

Net income for the six months ended June 30, 2022, was $164.0 million, an increase of $13.4 million, or 8.9%, compared to net income of $150.6 million for the same period a year ago. Diluted earnings per share was $2.17 compared to $1.89 per share for the same period a year ago. The net interest margin for the six months ended June 30, 2022, was 3.39% compared to 3.22% for the same period a year ago.

Return on average stockholders’ equity was 13.54% and return on average assets was 1.58% for the six months ended June 30, 2022, compared to a return on average stockholders’ equity of 12.36% and a return on average assets of 1.58% for the same period a year ago. The efficiency ratio for the six months ended June 30, 2022, was 39.77% compared to 45.17% for the same period a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the six months ended June 30, 2022, and 2021. Average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Six months ended June 30,
	2022			2021
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(In thousands)
Interest-earning assets:
Total loans (1)	$17,236,850	$347,116	4.06%	$15,688,132	$321,214	4.13%
Investment securities	1,212,170	10,576	1.76	986,096	6,256	1.28
Federal Home Loan Bank stock	17,250	516	6.03	17,250	472	5.52
Interest-bearing deposits	1,410,884	3,271	0.47	1,459,498	753	0.10
Total interest-earning assets	19,877,154	361,479	3.67	18,150,976	328,695	3.65
Non-interest earning assets:
Cash and due from banks	166,901			152,868
Other non-earning assets	1,074,792			1,038,224
Total non-interest earning assets	1,241,693			1,191,092
Less: Allowance for loan losses	(141,347)			(154,429)
Deferred loan fees	(4,823)			(5,676)
Total assets	$20,972,677			$19,181,963

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,430,141	$1,292	0.11%	$1,928,941	$1,295	0.14%
Money market accounts	5,055,017	10,338	0.41	3,752,986	9,338	0.50
Savings accounts	1,130,551	393	0.07	871,287	426	0.10
Time deposits	5,084,212	11,784	0.47	6,218,967	24,064	0.78
Total interest-bearing deposits	13,699,921	23,807	0.35	12,772,181	35,123	0.55

Other borrowings	63,011	455	1.46	108,350	890	1.66
Long-term debt	119,136	2,863	4.85	119,136	2,863	4.85
Total interest-bearing liabilities	13,882,068	27,125	0.39	12,999,667	38,876	0.60

Non-interest bearing liabilities:
Demand deposits	4,376,246			3,502,495
Other liabilities	271,105			223,634
Total equity	2,443,258			2,456,167
Total liabilities and equity	$20,972,677			$19,181,963

Net interest spread			3.27%			3.05%
Net interest income		$334,354			$289,819
Net interest margin			3.39%			3.22%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the six months ended June 30, 2022 and 2021:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Six months ended June 30,
	2022-2021
	Increase/(Decrease) in
	Net Interest Income Due to:
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$31,338	$(5,436)	$25,902
Investment securities	1,638	2,682	4,320
Federal Home Loan Bank stock	—	44	44
Deposits with other banks	(26)	2,544	2,518
Total changes in interest income	32,950	(166)	32,784

Interest-bearing liabilities:
Interest-bearing demand accounts	300	(303)	(3)
Money market accounts	2,877	(1,877)	1,000
Savings accounts	109	(142)	(33)
Time deposits	(3,840)	(8,440)	(12,280)
Other borrowed funds	(338)	(97)	(435)
Total changes in interest expense	(892)	(10,859)	(11,751)
Changes in net interest income	$33,842	$10,693	$44,535

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Balance Sheet Review

Assets

Total assets were $21.2 billion as of June 30, 2022 an increase of $348.8 million or 1.7% from $20.9 billion as of December 31, 2021.

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

For available-for-sale (“AFS”) debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors with the credit component of the unrealized loss of the impaired AFS debt security recognized as an allowance for credit losses, and a corresponding provision for credit losses on the consolidated statement of income.

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

The amortized cost of the Company’s AFS debt securities excludes accrued interest, which is included in “accrued interest income” on the Consolidated Balance Sheets. The Company has made an accounting policy election not to measure an allowance for credit losses for accrued interest receivables on AFS debt securities since the Company timely reverses any previously accrued interest when the debt security remains in default for an extended period. As each AFS debt security has a unique security structure, where the accrual status is clearly determined when certain criteria listed in the terms are met, the Company assesses the default status of each security as defined by the debt security’s specific security structure. At June 30, 2022, no AFS debt securities were in default.

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

Securities available-for-sale represented 5.8% of total assets as of June 30, 2022, compared to 5.4% of total assets as of December 31, 2021. Securities available-for-sale were $1.2 billion as of June 30, 2022, compared to $1.1 billion as of December 31, 2021.

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of June 30, 2022, and December 31, 2021:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$119,823	$—	$825	$118,998
U.S. government agency entities	75,781	1,285	125	76,941
Mortgage-backed securities	932,753	108	88,398	844,463
Collateralized mortgage obligations	23,949	—	1,369	22,580
Corporate debt securities	183,987	—	12,398	171,589
Total	$1,336,293	$1,393	$103,115	$1,234,571

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. government agency entities	86,475	1,169	135	87,509
Mortgage-backed securities	886,614	9,465	7,414	888,665
Collateralized mortgage obligations	9,547	—	430	9,117
Corporate debt securities	144,231	441	2,654	142,018
Total	$1,126,867	$11,075	$10,633	$1,127,309

For additional information, see Note 8 to the Company’s unaudited Consolidated Financial Statements.

Securities available-for-sale having a carrying value of $102.9 million as of June 30, 2022, and $30.5 million as of December 31, 2021, were pledged to secure public deposits, other borrowings and treasury tax and loan.

Equity Securities

The Company recognized a net loss of $1.0 million for the three months ended June 30, 2022, due to the decrease in fair value of equity investments with readily determinable fair values compared to a net loss of $0.9 million for the three months ended June 30, 2021. The Company recognized a net gain of $5.0 million for the six months ended June 30, 2022 due to the increase in fair value of equity investments readily determinable fair values compared to a net loss of $3.6 million for the six months ended June 30, 2021. Equity securities were $26.8 million and $22.3 million as of June 30, 2022, and December 31, 2021, respectively.

Loans

Gross loans were $17.8 billion at June 30, 2022, an increase of $1.4 billion, or 8.6%, from $16.3 billion at December 31, 2021. The increase was primarily due to increases of $212.1 million, or 7.1%, in commercial loans, an increase of $863.4 million, or 20.7% in residential mortgage loans, which included $592.9 million acquired from the acquisition of certain HSBC West Coast branches, and an increase of $419.7 million, or 5.2 % in commercial mortgage loans, offset, in part, by a decrease of $42.5 million, or 10.1%, in home equity loans. For the second quarter of 2022, total loans, increased by $389.5 million or 9.5% annualized.

The loan balances and composition at June 30, 2022, compared to December 31, 2021 are set forth below:

	June 30, 2022	% of Gross Loans	December 31, 2021	% of Gross Loans	% Change
	(in thousands)

Commercial loans	$3,194,509	18.0%	$2,982,399	18.2%	7.1%
Residential mortgage loans and equity lines	5,422,392	30.5	4,601,493	28.2	17.8
Commercial mortgage loans	8,563,001	48.1	8,143,272	49.8	5.2
Real estate construction loans	602,052	3.4	611,031	3.8	(1.5)
Installment and other loans	5,934	0.0	4,284	0.0	38.5
Gross loans	$17,787,888	100%	$16,342,479	100%	8.8%
Allowance for loan losses	(148,772)		(136,157)		9.3
Unamortized deferred loan fees	(5,540)		(4,321)		28.2
Total loans, net	$17,633,576		$16,202,001		8.8%

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

The ratio of non-performing assets to total assets was 0.3% as of June 30, 2022, compared to 0.3% as of December 31, 2021. Total non-performing assets decreased $5.2 million, or 7.3%, to $66.5 million at June 30, 2022, compared to $71.7 million at December 31, 2021, primarily due to a decrease of $5.2 million, or 7.9%, in non-accrual loans, and a decrease of $301 thousand in other real estate owned, offset in part, by an increase of $298 thousand or 20.7% in accruing loans past due 90 days or more.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets were 0.37% as of June 30, 2022, compared to 0.44% as of December 31, 2021. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 248.3% as of June 30, 2022, from 212.9% as of December 31, 2021.

The following table sets forth the changes in non-performing assets and TDRs as of June 30, 2022, compared to December 31, 2021, and to June 30, 2021:

	June 30, 2022	December 31, 2021	% Change	June 30, 2021	% Change
	(in thousands)
Non-performing assets
Accruing loans past due 90 days or more	$1,737	$1,439	21	$1,513	15
Non-accrual loans:
Construction loans	—	—	-	4,116	(100)
Commercial mortgage loans	15,141	38,173	(60)	36,884	(59)
Commercial loans	27,849	16,558	68	16,333	71
Residential mortgage loans	17,583	11,115	58	10,449	68
Installment and other loans	79	—	-	—	-
Total non-accrual loans	$60,652	$65,846	(8)	$67,782	(11)
Total non-performing loans	62,389	67,285	(7)	69,295	(10)
Other real estate owned	4,067	4,368	(7)	4,871	(17)
Total non-performing assets	$66,456	$71,653	(7)	$74,166	(10)
Accruing troubled debt restructurings (TDRs)	$12,675	$12,837	(1)	$27,261	(54)

Allowance for loan losses	$148,772	$136,157	9	$131,256	13

Total gross loans outstanding, at period-end	$17,787,888	$16,342,479	9	$15,690,689	13

Allowance for loan losses to non-performing loans, at period-end	238.46%	202.36%		189.42%
Allowance for loan losses to gross loans, at period-end	0.84%	0.83%		0.84%

Non-accrual Loans

As of June 30, 2022, total non-accrual loans were $60.7 million, a decrease of $5.2 million, or 7.9%, from $65.8 million at December 31, 2021, and a decrease of $7.1 million, or 10.5%, from $67.8 million at June 30, 2021. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly.

The following tables set forth the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	June 30, 2022			December 31, 2021
	Real			Real
	Estate (1)	Commercial	Other	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$18,897	$2,065	$—	$12,456	$7,697
Commercial real estate	13,827	262	—	36,832	338
Land	—	2,656	—	—	2,744
Personal property (UCC)	—	22,866	79	—	5,779
Total	$32,724	$27,849	$79	$49,288	$16,558

(1) Real estate includes commercial mortgage loans, real estate construction loans,   residential mortgage loans and equity lines.

	June 30, 2022			December 31, 2021
	Real			Real
	Estate (1)	Commercial	Other	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$13,250	$—	$—	$13,775	$—
Wholesale/Retail	2,092	11,102	—	24,600	12,468
Food/Restaurant	94	—	—	—	—
Import/Export	—	16,515	—	—	3,190
Other	17,288	232	79	10,913	900
Total	$32,724	$27,849	$79	$49,288	$16,558

(1) Real estate includes commercial mortgage loans, real estate construction loans,   residential mortgage loans and equity lines.

As of June 30, 2022, recorded investment in non-accrual loans was $60.7 million. As of December 31, 2021, recorded investment in non-accrual loans totaled $65.8 million. For non-accrual loans, the amounts previously charged off represent 2.6% of the contractual balances for non-accrual loans as of June 30, 2022 and 10.7% as of December 31, 2021. As of June 30, 2022, $32.7 million, or 53.9%, of the $60.7 million of non-accrual loans were secured by real estate compared to $49.3 million, or 74.9%, of the $65.8 million of non-accrual loans that were secured by real estate as of December 31, 2021. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

As of June 30, 2022, $7.0 million of the $148.8 million allowance for loan losses was allocated for non-accrual loans and $141.8 million was allocated to the general allowance.

The allowance for loan losses to non-performing loans was 238.5% as of June 30, 2022, compared to 202.4% as of December 31, 2021, primarily due to a decrease in the non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents non-accrual loans and the related allowance as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$12,349	$8,934	$—
Commercial mortgage loans	15,884	12,756	—
Residential mortgage loans and equity lines	9,704	9,493	—
Installment and other loans	79	79	—
Subtotal	$38,016	$31,262	$—

With allocated allowance
Commercial loans	$28,268	$18,916	$6,813
Commercial mortgage loans	2,426	2,384	133
Residential mortgage loans and equity lines	8,742	8,090	38
Installment and other loans	—	—	—
Subtotal	$39,436	$29,390	$6,984
Total non-accrual loans	$77,452	$60,652	$6,984

	December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$15,879	$11,342	$—
Commercial mortgage loans	24,437	21,209	—
Residential mortgage loans and equity lines	6,020	5,850	—
Subtotal	$46,336	$38,401	$—

With allocated allowance
Commercial loans	$14,294	$5,217	$894
Commercial mortgage loans	17,930	16,964	3,631
Residential mortgage loans and equity lines	6,048	5,264	22
Subtotal	$38,272	$27,445	$4,547
Total non-accrual loans	$84,608	$65,846	$4,547

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

As of June 30, 2022, construction loans of $514.2 million were disbursed with pre-established interest reserves of $52.2 million, compared to $520.5 million with pre-established interest reserves of $51.1 million at December 31, 2021.  The balance for construction loans with interest reserves that have been extended was $10.3 million with pre-established interest reserves of $0.3 million at June 30, 2022, compared to $20.4 million with pre-established interest reserves of $0.4 million at December 31, 2021.  Land loans of $41.1 million were disbursed with pre-established interest reserves of $1.1 million at June 30, 2022, compared to $46.2 million of land loans disbursed with pre-established interest reserves of $0.6 million at December 31, 2021.  At June 30, 2022 and December 31, 2021, the balance for land loans with interest reserves that have been extended was $0.9 million with pre-established interest reserves of $58 thousand.

At June 30, 2022 and December 31, 2021, the Bank had no loans on non-accrual status with available interest reserves.  At June 30, 2022 and December 31, 2021, there were zero non-accrual non-residential construction loans, residential construction loans, and land loans that were originated with pre-established interest reserves.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of the property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; and Las Vegas, Nevada. The Company also has loan customers in Hong Kong. The Company has no specific industry concentration, and generally our loans are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of June 30, 2022, or as of December 31, 2021.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 31% of the Bank’s total risk-based capital as of June 30, 2022, and December 31, 2021. Total CRE loans represented 291.5% of total risk-based capital as of June 30, 2022, and 285% as of December 31, 2021 which were within the Bank’s internal limit of 400%, of total capital.

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

The allowance for loan losses was $148.7 million and the allowance for off-balance sheet unfunded credit commitments was $6.1 million at June 30, 2022, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded credit commitments. The allowance for credit losses represented 0.87% of period-end gross loans and 248.3% of non-performing loans at June 30, 2022. The comparable ratios were 0.88% of period-end gross loans and 212.9% of non-performing loans at December 31, 2021.

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

In calculating our allowance for credit losses in the second quarter of 2022, management included an additional reserve adjustment to reflect the time gap between the preparation of the June 2022 Moody’s forecast of future GDP, unemployment rates, CRE and home price indexes and the higher likelihood of an economic slowdown resulting for the impact of higher interest rates. Our methodology and framework along with the 8-quarter reasonable and supportable forecast period and the 4-quarter reversion period have remained consistent since the implementation of CECL on January 1, 2021. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.

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

Our allowance for credit losses is sensitive to a number of inputs, including macroeconomic forecast assumptions and credit rating migrations during the period. Our macroeconomic forecasts used in determining the June 30, 2022, allowance for credit losses consisted of three scenarios. The baseline scenario reflects ongoing GDP growth and falling unemployment in 2022, generally in line with market expectations, and consistent with waning COVID transmission and improved supply chains. The upside scenario reflects a faster recovery in consumer spending and stronger productivity growth in 2022 relative to the baseline scenario. The downside scenario contemplates a short recession due to the Russian invasion of Ukraine worsens significantly, worsening supply-chain disruptions, resurgent COVID infections that results in negative GDP growth, and rising unemployment beginning in the third quarter of 2022. We placed the most weight on our baseline scenario, with the remaining weighting split equally between the upside and downside scenarios.

Keeping all other factors constant, we estimate that if we had applied 100% weighting to the downside scenario, the allowance for credit losses as of June 30, 2022, would have been approximately $32.0 million higher. This estimate is intended to reflect the sensitivity of the allowance for credit losses to changes in our scenario weights and is not intended to be indicative of future changes in the allowance for credit losses.

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

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Allowance for loan losses
Balance at beginning of period	$145,786	$145,110	$136,157	$166,538
Impact of ASU 2016-13 adoption	—	—	—	(1,560)
Adjusted beginning balance	$145,786	$145,110	$136,157	$164,978
Provision/(Reversal) for credit losses	2,768	(6,600)	12,107	(18,710)
Charge-offs:
Commercial loans	(50)	(7,712)	(272)	(16,850)
Real estate loans	(1)	—	(1)	—
Total charge-offs	(51)	(7,712)	(273)	(16,850)
Recoveries:
Commercial loans	175	155	534	1,425
Construction loans	—	—	6	—
Real estate loans	94	303	240	413
Total recoveries	269	458	780	1,838
Balance at the end of period	$148,772	$131,256	$148,771	$131,256

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$6,404	$10,450	$7,100	$5,880
Impact of ASU 2016-13 adoption	—	—	—	6,018
Adjusted beginning balance	6,404	10,450	7,100	11,898
Reversal for credit losses	(268)	(2,400)	(964)	(3,848)
Balance at the end of period	$6,136	$8,050	$6,136	$8,050

Average loans outstanding during the period	$17,530,650	$15,684,329	$17,236,850	$15,688,131
Total gross loans outstanding, at period-end	$17,787,888	$15,690,689	$17,787,888	$15,690,689
Total non-performing loans, at period-end	$62,389	$69,295	$62,389	$69,295
Ratio of net (recoveries)/charge-offs to average loans outstanding during the period	(0.00%)	0.19%	(0.01%)	(0.19%)
Provision for credit losses to average loans outstanding during the period	0.06%	(0.23%)	0.13%	(0.29%)
Allowance for credit losses to non-performing loans, at period-end	248.29%	201.03%	248.29%	201.03%
Allowance for credit losses to gross loans, at period-end	0.87%	0.89%	0.87%	0.89%

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	June 30, 2022		December 31, 2021
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	(In thousands)
Type of Loan:
Commercial loans	$49,070	18.2%	$43,394	18.4%
Real estate construction loans	7,276	3.5	6,302	4.2
Commercial mortgage loans	68,600	48.5	61,081	48.7
Residential mortgage loans and equity lines	23,691	29.8	25,379	28.7
Installment and other loans	135	—	1	—
Total loans	$148,772	100%	$136,157	100%

The allowance allocated to commercial loans increased $5.7 million, or 13.1%, to $49.1 million at June 30, 2022, from $43.4 million at December 31, 2021. The increase is due primarily to an increase in non-accrual commercial loan balances.

The allowance allocated to real estate construction loans increased $1.0 million, or 15.5%, to $7.3 million at June 30, 2022, from $6.3 million at December 31, 2021.

The allowance allocated to commercial mortgage loans increased $7.5 million, or 12.3%, to $68.6 million at June 30, 2022, from $61.1 million at December 31, 2021. The increase is due primarily to an increase in commercial mortgage loans and an increase in the expected life for multifamily loans.

The allowance allocated for residential mortgage loans and equity lines decreased by $1.7 million, or 6.7%, to $23.7 million as of June 30, 2022, from $25.4 million at December 31, 2021. The decrease is due primarily to a decrease in the expected life for residential mortgages.

Deposits

Total deposits were $18.3 billion as June 30, 2022, an increase of $228.5 million, or 1.3% from $18.1 billion as December 31, 2021. During the second quarter of 2022, our deposits increased by $227.0 million, or 5.0% annualized.

The following table sets forth the deposit mix as of the dates indicated:

	June 30, 2022		December 31, 2021
	Amount	Percentage	Amount	Percentage
Deposits	(In thousands)
Non-interest-bearing demand deposits	$4,433,959	24.2%	$4,492,054	24.9%
NOW deposits	2,494,524	13.6	2,522,442	14.0
Money market deposits	5,322,510	29.1	4,611,579	25.5
Savings deposits	1,178,572	6.4	915,515	5.1
Time deposits	4,857,762	26.6	5,517,252	30.5
Total deposits	$18,287,327	100.0%	$18,058,842	100.0%

The following table sets forth the maturity distribution of time deposits at June 30, 2022:

	At June 30, 2022
	Time Deposits - under $100,000	Time Deposits - $100,000 and over	Total Time Deposits
	(In thousands)
Three months or less	$193,818	$1,531,148	$1,724,966
Over three to six months	92,796	1,011,820	1,104,616
Over six to twelve months	298,041	1,607,044	1,905,085
Over twelve months	23,627	99,468	123,095
Total	$608,282	$4,249,480	$4,857,762

Percent of total deposits	3.3%	23.2%	26.6%

Borrowings

Borrowings include securities sold under agreements to repurchase, Federal funds purchased, funds obtained as advances from the FHLB of San Francisco, and borrowings from other financial institutions.

Borrowings from the FHLB – There were no over-night borrowings from the FHLB as of June 30, 2022, and December 31, 2021. Advances from the FHLB were $95.0 million at an average rate of 1.92% as of June 30, 2022, compared to $20 million at an average rate of 2.89% as of December 31, 2021. As of June 30, 2022, final maturity for the FHLB advances is $20.0 million in May 2023 and $75.0 million in July 2022.

Junior Subordinated Notes – At June 30, 2022, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 4.1%, compared to $119.1 million with a weighted average rate of 2.38% at December 31, 2021. The Junior Subordinated Notes have a stated maturity term of 30 years. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

For additional information, see Note 11 to the Company’s unaudited Consolidated Financial Statements.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of June 30, 2022. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$4,734,667	$122,420	$655	$20	$4,857,762
Advances from the Federal Home Loan Bank	95,000	—	—	—	95,000
Other borrowings	—	—	—	22,319	22,319
Long-term debt	—	—	—	119,136	119,136
Operating leases	11,311	15,579	7,686	2,709	37,285
Total contractual obligations and other commitments	$4,840,978	$137,999	$8,341	$144,184	$5,131,502

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

Capital Resources

Total equity was $2.43 billion as of June 30, 2022, a decrease of $14.7 million, from $2.45 billion as of December 31, 2021, primarily due to net income of $164.0 million, stock-based compensation of $3.4 million, proceeds from dividend reinvestment of $1.9 million and stock issued to directors of $0.8 million, offset by, other comprehensive loss of $68.3 million, purchases of treasury stock of $63.5 million, common stock cash dividends of $51.0 million and shares withheld related to net share settlement of RSUs of $2.0 million.

The following table summarizes changes in total equity for the six months ended June 30, 2022:

Six months ended
June 30, 2022
(In thousands)
Net income	$164,006
Proceeds from shares issued through the Dividend Reinvestment Plan	1,872
Shares withheld related to net share settlement of RSUs	(2,015)
Purchase of treasury stock	(63,484)
Stock issued to directors	849
RSU vested	1
Share-based compensation	3,367
Cash dividends paid to common stockholders	(51,052)
Other comprehensive loss	(68,263)
Net decrease in total equity	$(14,719)

Capital Adequacy Review

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The following tables set forth actual and required capital ratios as of June 30, 2022 and December 31, 2021 for Bancorp and the Bank under the Basel III Capital Rules. The Basel III Capital Rules became fully phased-in on January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2021 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(In thousands)
June 30, 2022

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,105,531	12.18	$1,210,514	7.00	$1,124,049	6.50
Cathay Bank	2,170,723	12.56	1,209,816	7.00	1,123,401	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,105,531	12.18	1,469,910	8.50	1,383,444	8.00
Cathay Bank	2,170,723	12.56	1,469,062	8.50	1,382,647	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,375,940	13.74	1,815,771	10.50	1,729,305	10.00
Cathay Bank	2,325,632	13.46	1,814,724	10.50	1,728,309	10.00

Leverage Ratio
Cathay General Bancorp	2,105,531	10.15	829,426	4.00	1,037,157	5.00
Cathay Bank	2,170,723	10.47	829,026	4.00	1,036,282	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(In thousands)
December 31, 2021

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,056,601	12.80	$1,124,381	7.00	$1,044,068	6.50
Cathay Bank	2,137,925	13.32	1,123,721	7.00	1,043,455	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,056,601	12.80	1,365,320	8.50	1,285,007	8.00
Cathay Bank	2,137,925	13.32	1,364,519	8.50	1,284,253	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,315,358	14.41	1,686,572	10.50	1,606,259	10.00
Cathay Bank	2,281,182	14.21	1,685,582	10.50	1,605,316	10.00

Leverage Ratio
Cathay General Bancorp	2,056,601	10.40	791,226	4.00	989,033	5.00
Cathay Bank	2,137,925	10.82	790,430	4.00	988,037	5.00

As of June 30, 2022, capital levels at Bancorp and the Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of June 30, 2022 at Bancorp and the Bank exceed the minimum levels necessary to be considered “well capitalized.”

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

The Company declared a cash dividend of $0.34 per share on 75,150,090 shares outstanding on May 16, 2022, for distribution to holders of our common stock on June 6, 2022. The Company paid total cash dividends of $25.5 million in the second quarter of 2022.

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

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. As of June 30, 2022, and 2021, the ineffective portion of these interest rate swaps was not significant.

The notional amount and net unrealized loss of the Company’s cash flow derivative financial instruments as of June 30, 2022, and December 31, 2021, were as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Cash flow swap hedges:
Notional	$119,136	$119,136
Weighted average fixed rate-pay	2.61%	2.61%
Weighted average variable rate-receive	1.40%	0.16%

Unrealized gain/(loss), net of taxes (1)	$882	$(3,276)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Periodic net settlement of swaps (2)	$484	$731	$1,172	$1,442

(1) Included in other comprehensive income.
(2) the amount of periodic net settlement of interest rate swaps was included in interest expense.

The Bank entered into interest rate swap contracts that are matched to fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. As of June 30, 2022, the Bank’s outstanding interest rate swap contracts had a notional amount of $901.4 million for various terms from three to ten years. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of June 30, 2022, and 2021, the ineffective portion of these interest rate swaps was not significant.

The Company has designated as a partial-term hedging election $670.8 million notional as last-of-layer hedge on pools of loans with a notational value of $1.3 billion as of June 30, 2022. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month LIBOR interest rate swaps to convert the last-of-layer $670.8 million portion of $1.3 billion fixed rate loan pools in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranches. As of June 30, 2022, the last-of-layer loan tranche had a fair value basis adjustment of $20.0 million. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by our Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivative clearing organization and daily margin is indirectly maintained with the derivative clearing organization. There was no cash collateral deposit posted by Bancorp related to derivative contracts as of June 30, 2022 and $5.9 million as of December 31, 2021.

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of June 30, 2022, and December 31, 2021, were as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Fair value swap hedges:
Notional	$901,388	$729,280
Weighted average fixed rate-pay	2.01%	2.65%
Weighted average variable rate spread	0.67%	1.31%
Weighted average variable rate-receive	1.54%	1.43%

Unrealized gain/(loss), net of taxes (1)	$23,375	$(1,013)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Periodic net settlement of swaps (2)	$(1,328)	$(2,387)	$(3,089)	$(4,774)

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

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of June 30, 2022, and December 31, 2021, were as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Derivative financial instruments not designated as hedging instruments:
Notional amounts:
Option contracts	$202	$676
Spot, forward, and swap contracts with positive fair value	$134,895	$181,997
Spot, forward, and swap contracts with negative fair value	$105,824	$51,782
Fair value:
Option contracts	$2	$3
Spot, forward, and swap contracts with positive fair value	$344	$1,113
Spot, forward, and swap contracts with negative fair value	$(914)	$(327)

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of June 30, 2022, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 13.6% compared to 17.3% as of December 31, 2021.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At June 30, 2022, the Bank had an approved credit line with the FHLB of San Francisco totaling $5.2 billion. Total advances from the FHLB of San Francisco were $95.0 million and standby letters of credit issued by the FHLB on the Company’s behalf were $700.8 million as of June 30, 2022. These borrowings bear fixed rates and are secured by the Bank’s loans. See Note 11 to the Consolidated Financial Statements. At June 30, 2022, the Bank pledged $694.3 thousand of its commercial loans and $1.7 million of securities to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $2.1 million from the Federal Reserve Bank Discount Window at June 30, 2022.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At June 30, 2022, investment securities totaled $1.2 billion, with $102.9 million pledged as collateral for borrowings and other commitments. The remaining balance was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 97.5% of our time deposits mature within one year or less as of June 30, 2022. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. As of June 30, 2022, management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs. Deposits and other sources of liquidity, however, may be adversely impacted by the COVID-19 pandemic and its related economic impacts.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $130.0 million and $90.0 million during the second quarter of 2022 and 2021, respectively.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2022:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	13.7	8.4
+100	6.9	4.4
-100	-10.2	1.9
-200	-19.3	1.7

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.

(2)	The percentage change in this column represents the net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the second quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(April 1, 2022 - April 30, 2022)	0	$0.00	0	$0
(May 1, 2022 - May 31, 2022)	110,000	$41.17	110,000	$120,471,333
(June 1, 2022 - June 30, 2022)	639,998	$40.72	639,998	$94,412,200
Total	749,998	$40.78	749,998	$94,412,200

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

Date: August 8, 2022
/s/ Chang M. Liu
Chang M. Liu
President and Chief Executive Officer

Date: August 8, 2022
/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and
Chief Financial Officer