Form 10-Q
period 2022-09-30
CATHAY GENERAL BANCORP
filed 2022-11-08
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number	001-31830
CATHAY GENERAL BANCORP

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)
777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CATY	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common stock, $.01 par value, 74,413,792 shares outstanding as of October 31, 2022.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

3RD QUARTER 2022 REPORT ON FORM 10-Q

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

The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, loan and deposit growth, investment and expenditure plans, financing needs and availability, level of nonperforming assets, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “optimistic,” “plans,” “potential,” “possible,” “predicts,” “projects,” “seeks,” “shall,” “should,” “will,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks, uncertainties and other factors include, but are not limited to:

●	local, regional, national, and international economic and market conditions and events and the impact they may have on us, our customers and our operations, assets and liabilities;
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

These and other factors are further described in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021 (Item 1A in particular), other reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings Bancorp makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements. We have no intention and undertake no obligation to update any forward-looking statement or to announce publicly any revision of any forward-looking statement to reflect developments, events, occurrences, or circumstances after the date of such statement, except as required by law.

Bancorp’s filings with the SEC are available at the website maintained by the SEC at http://www.sec.gov, or by request directed to Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attention: Investor Relations (626) 279-3296.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$200,051	$134,141
Short-term investments and interest-bearing deposits	1,063,294	2,315,563
Securities available-for-sale (amortized cost of $1,577,311 at September 30, 2022, and $1,126,867 at December 31, 2021)	1,414,411	1,127,309
Loans	18,106,803	16,342,479
Less: Allowance for loan losses	(148,817)	(136,157)
Unamortized deferred loan fees, net	(6,936)	(4,321)
Loans, net	17,951,050	16,202,001
Equity securities	23,123	22,319
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	4,067	4,368
Affordable housing investments and alternative energy partnerships, net	325,439	299,211
Premises and equipment, net	96,419	99,402
Customers’ liability on acceptances	6,899	8,112
Accrued interest receivable	71,177	56,994
Goodwill	375,696	372,189
Other intangible assets, net	6,948	4,627
Right-of-use assets - operating leases	30,679	27,834
Other assets	303,628	195,403
Total assets	$21,890,131	$20,886,723

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing demand deposits	$4,398,152	$4,492,054
Interest-bearing deposits:
NOW deposits	2,570,036	2,522,442
Money market deposits	4,935,266	4,611,579
Savings deposits	1,128,823	915,515
Time deposits	5,543,474	5,517,252
Total deposits	18,575,751	18,058,842
Advances from the Federal Home Loan Bank	360,000	20,000
Other borrowings of affordable housing investments	22,651	23,145
Long-term debt	119,136	119,136
Acceptances outstanding	6,899	8,112
Lease liabilities - operating leases	33,931	30,694
Other liabilities	352,204	180,543
Total liabilities	19,470,572	18,440,472
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 91,067,423 issued and 73,411,960 outstanding at September 30, 2022, and 90,871,860 issued and 75,750,862 outstanding at December 31, 2021	911	909
Additional paid-in-capital	978,433	972,474
Accumulated other comprehensive loss, net	(112,874)	(3,065)
Retained earnings	2,172,098	1,985,168
Treasury stock, at cost (17,655,463 shares at September 30, 2022, and 15,120,998 shares at December 31, 2021)	(619,009)	(509,235)
Total equity	2,419,559	2,446,251
Total liabilities and equity	$21,890,131	$20,886,723

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable	$211,541	$163,948	$558,657	$485,162
Investment securities	7,483	3,707	18,059	9,963
Federal Home Loan Bank stock	258	258	774	730
Deposits with banks	6,732	714	10,003	1,467
Total interest and dividend income	226,014	168,627	587,493	497,322

Interest Expense
Time deposits	10,218	9,299	22,002	33,363
Other deposits	13,871	5,243	25,894	16,302
Advances from Federal Home Loan Bank	2,941	146	3,396	1,036
Long-term debt	1,455	1,455	4,318	4,318
Total interest expense	28,485	16,143	55,610	55,019

Net interest income before provision/(reversal) for credit losses	197,529	152,484	531,883	442,303
Provision/(reversal) for credit losses	2,000	3,050	13,143	(19,508)
Net interest income after provision/(reversal) for credit losses	195,529	149,434	518,740	461,811

Non-Interest Income
Net (losses)/gains from equity securities	(3,661)	3	1,358	(3,628)
Securities losses, net	—	—	—	853
Letters of credit commissions	1,609	1,764	4,767	5,236
Depository service fees	1,690	1,401	4,993	4,107
Wealth management fees	4,184	3,578	12,494	11,074
Other operating income	6,054	5,470	21,114	17,157
Total non-interest income	9,876	12,216	44,726	34,799

Non-Interest Expense
Salaries and employee benefits	34,677	33,437	107,453	98,917
Occupancy expense	5,975	5,136	17,150	15,142
Computer and equipment expense	3,509	3,175	9,762	10,093
Professional services expense	6,337	6,232	20,738	16,698
Data processing service expense	3,484	3,524	9,813	10,422
FDIC and regulatory assessments	2,003	1,830	5,999	5,195
Marketing expense	2,005	945	4,692	5,270
Other real estate owned expense/(income)	55	(88)	93	197
Amortization of investments in low income housing and alternative energy partnerships	11,949	12,411	27,471	34,663
Amortization of core deposit intangibles	250	172	724	515
Cost associated with debt redemption	—	—	—	732
Acquisition, integration and restructuring costs	59	476	4,086	476
Other operating expense	5,085	4,965	14,227	15,005
Total non-interest expense	75,388	72,215	222,208	213,325

Income before income tax expense	130,017	89,435	341,258	283,285
Income tax expense	30,982	17,038	78,217	60,305
Net income	$99,035	$72,397	$263,041	$222,980

Other Comprehensive Income, net of tax
Net holding losses on securities available-for-sale	(43,191)	(3,232)	(115,612)	(7,872)
Net holding gains on cash flow hedge derivatives	1,645	492	5,803	2,194
Total other comprehensive loss, net of tax	(41,546)	(2,740)	(109,809)	(5,678)
Total other comprehensive income	$57,489	$69,657	$153,232	$217,302

Net Income Per Common Share:
Basic	$1.35	$0.93	$3.53	$2.83
Diluted	$1.35	$0.93	$3.52	$2.82
Cash dividends paid per common share	$0.34	$0.31	$1.02	$0.93
Average Common Shares Outstanding:
Basic	73,158,096	77,846,424	74,475,032	78,841,899
Diluted	73,444,096	78,153,408	74,799,324	79,128,644

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three months ended	Shares	Amount	Capital	loss	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at June 30, 2022	74,421,884	$910	$976,547	$(71,328)	$2,098,122	$(572,719)	$2,431,532
Dividend Reinvestment Plan	21,880	1	919	—	—	—	920
Restricted stock units vested	47,736	—	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(849)	—	—	—	(849)
Purchases of treasury stock	(1,079,540)	—	—	—	—	(46,290)	(46,290)
Stock-based compensation	—	—	1,816	—	—	—	1,816
Cash dividends of $0.34 per share	—	—	—	—	(25,059)	—	(25,059)
Other comprehensive loss	—	—	—	(41,546)	—	—	(41,546)
Net income	—	—	—	—	99,035	—	99,035
Balance at September 30, 2022	73,411,960	$911	$978,433	$(112,874)	$2,172,098	$(619,009)	$2,419,559

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at June 30, 2021	78,158,590	$908	$967,166	$2,372	$1,887,571	$(405,660)	$2,452,357
Dividend Reinvestment Plan	22,267	—	894	—	—	—	894
Restricted stock units vested	1,971	—	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(38)	—	—	—	(38)
Purchases of treasury stock	(942,613)	—	—	—	—	(37,139)	(37,139)
Stock-based compensation	—	—	1,697	—	—	—	1,697
Cash dividends of $0.31 per share	—	—	—	—	(24,137)	—	(24,137)
Other comprehensive income	—	—	—	(2,740)	—	—	(2,740)
Net income	—	—	—	—	72,397	—	72,397
Balance at September 30, 2021	77,240,215	$908	$969,719	$(368)	$1,935,831	$(442,799)	$2,463,291

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Nine months ended	Shares	Amount	Capital	loss	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2021	75,750,862	$909	$972,474	$(3,065)	$1,985,168	$(509,235)	$2,446,251
Dividend Reinvestment Plan	65,142	1	2,791	—	—	—	2,792
Restricted stock units vested	110,641	1	—	—	—	—	1
Stock issued to directors	19,780	—	849	—	—	—	849
Shares withheld related to net share settlement of RSUs	—	—	(2,864)	—	—	—	(2,864)
Purchases of treasury stock	(2,534,465)	—	—	—	—	(109,774)	(109,774)
Stock-based compensation	—	—	5,183	—	—	—	5,183
Cash dividends of $1.02 per share	—	—	—	—	(76,111)	—	(76,111)
Other comprehensive loss	—	—	—	(109,809)	—	—	(109,809)
Net income	—	—	—	—	263,041	—	263,041
Balance at September 30, 2022	73,411,960	$911	$978,433	$(112,874)	$2,172,098	$(619,009)	$2,419,559

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Income or (loss)	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2020	79,508,265	$906	$964,734	$5,310	$1,789,325	$(342,131)	$2,418,144
Cumulative effect of change in accounting principle related to ASC 326, net of tax	—	—	—	—	(3,139)	—	(3,139)
Dividend Reinvestment Plan	62,326	1	2,618	—	—	—	2,619
Restricted stock units vested	123,893	1	—	—	—	—	1
Stock issued to directors	20,750	—	850	—	—	—	850
Shares withheld related to net share settlement of RSUs	—	—	(2,632)	—	—	—	(2,632)
Purchases of treasury stock	(2,475,019)	—	—	—	—	(100,668)	(100,668)
Stock-based compensation	—	—	4,149	—	—	—	4,149
Cash dividends of $0.93 per share	—	—	—	—	(73,335)	—	(73,335)
Other comprehensive loss	—	—	—	(5,678)	—	—	(5,678)
Net income	—	—	—	—	222,980	—	222,980
Balance at September 30, 2021	77,240,215	$908	$969,719	$(368)	$1,935,831	$(442,799)	$2,463,291

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2022	2021
	(In thousands)
Cash Flows from Operating Activities
Net income	$263,041	$222,980
Adjustments to reconcile net income to net cash provided by operating activities:
Provision/(reversal) for credit losses	13,143	(19,508)
Provision for losses on other real estate owned	—	(8)
Deferred tax (benefit)/provision	(713)	8,867
Depreciation and amortization	6,847	5,942
Amortization of right-of-use asset	7,446	5,972
Change in operating lease liabilities	(3,216)	(1,456)
Net gains on sale and transfer of other real estate owned	(6)	(120)
Net gains on sale of loans	(1)	(357)
Proceeds from sales of loans	33	5,351
Originations of loans held for sale	—	(4,994)
Loss on sales or disposal of fixed assets	46	55
Amortization on alternative energy partnerships, venture capital and other investments	27,471	31,610
Net gain on sales and calls of securities	(101)	(853)
Amortization/accretion of security premiums/discounts, net	2,875	6,128
Unrealized (gain)/loss on equity securities	(1,257)	3,628
Stock-based compensation and stock issued to officers as compensation	6,032	4,999
Net change in accrued interest receivable and other assets	(77,012)	(21,607)
Net change in other liabilities	125,345	(9,082)
Net cash provided by operating activities	369,973	237,547

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(583,992)	(406,750)
Proceeds from repayments, maturities and calls of investment securities available-for-sale	130,673	326,527
Proceeds from sale of investment securities available-for-sale	553	21,102
Net increase in loans	(1,122,519)	(349,924)
Purchase of premises and equipment	(3,093)	(2,828)
Benefits received from bank owned life insurance policies	—	2,752
Proceeds from sales of other real estate owned	307	—
Net increase in investment in affordable housing and alternative energy partnerships	(107)	(19,039)
Acquisition, net of cash acquired	(73,882)	—
Net cash used for investing activities	(1,652,060)	(428,160)

Cash Flows from Financing Activities
Net (decrease)/increase in deposits	(58,316)	897,713
Advances from Federal Home Loan Bank	340,000	50,000
Repayment of Federal Home Loan Bank borrowings	—	(180,000)
Cash dividends paid	(76,111)	(73,335)
Purchases of treasury stock	(109,774)	(100,668)
Proceeds from shares issued under Dividend Reinvestment Plan	2,793	2,619
Taxes paid related to net share settlement of RSUs	(2,864)	(2,632)
Net cash provided by financing activities	95,728	593,697

(Decrease)/Increase in cash, cash equivalents, and restricted cash	(1,186,359)	403,084
Cash, cash equivalents, and restricted cash, beginning of the period	2,449,704	1,421,078
Cash, cash equivalents, and restricted cash, end of the period	$1,263,345	$1,824,162

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$52,147	$61,574
Income taxes paid	$59,981	$65,291
Non-cash investing and financing activities:
Net change in unrealized holding loss on securities available-for-sale, net of tax	$(115,612)	$(7,872)
Net change in unrealized holding gain on cash flow hedge derivatives	$5,803	$2,194
Loans transferred from held-for-investment to held-for-sale	$32	$—
Transfers to other real estate owned from loans held for investment	$—	$205

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), ten limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of September 30, 2022, the Bank operates 25 branches in Southern California, 19 branches in Northern California, 9 branches in New York State, four in Washington State, two in Illinois, two in Texas, one in Maryland, Massachusetts, Nevada, and New Jersey, one in Hong Kong, and a representative office in Taipei, Beijing, and Shanghai. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

The Company had average excess balance with Federal Reserve Bank of $1.3 billion for the nine months ended September 30, 2022 and $1.6 billion for the year ended December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company had zero and $24.3 million, respectively, on deposit in a cash margin account that serves as collateral for interest rate swaps. These amounts included zero and $5.9 million as of September 30, 2022 and December 31, 2021, respectively, on deposit in a cash margin account that serves as collateral for the Bancorp’s interest rate swaps. As of September 30, 2022 and December 31, 2021, the Company held $32.7 million and $690 thousand, respectively, in a restricted escrow account with a major bank for its alternative energy investments.

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)

Net income	$99,035	$72,397	$263,041	$222,980

Weighted-average shares:
Basic weighted-average number of common shares outstanding	73,158,096	77,846,424	74,475,032	78,841,899
Dilutive effect of weighted-average outstanding common share equivalents:
RSUs	286,000	306,984	324,292	286,745
Diluted weighted-average number of common shares outstanding	73,444,096	78,153,408	74,799,324	79,128,644

Average restricted stock units with anti-dilutive effect	—	884	—	30,130
Earnings per common share:
Basic	$1.35	$0.93	$3.53	$2.83
Diluted	$1.35	$0.93	$3.52	$2.82

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

The following table presents RSU activity during the nine months ended September 30, 2022:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2021	235,944	$32.38	332,506	$31.82
Granted	65,389	46.85	112,393	40.24
Vested	(87,554)	40.89	(81,934)	44.52
Forfeited	(11,182)	33.31	—	—
Balance at September 30, 2022	202,597	$33.32	362,965	$31.56

The compensation expense recorded for RSUs was $1.8 million and $1.7 million for the three months ended September 30, 2022, and 2021, respectively. For the nine months ended September 30, 2022 and 2021, the compensation expense recorded for RSUs was $5.2 million and $4.1 million, respectively. Unrecognized stock-based compensation expense related to RSUs was $10.7 million and $10.3 million as of September 30, 2022 and 2021, respectively. As of September 30, 2022, these costs are expected to be recognized over the next 1.9 years for time-based and performance-based RSUs.

As of September 30, 2022, 1,659,495 shares were available for future grants under the Company’s 2005 Incentive Plan, as amended and restated.

8. Investment Securities

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of September 30, 2022, and December 31, 2021:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$242,510	$—	$1,110	$241,400
U.S. government agency entities	68,712	526	126	69,112
Mortgage-backed securities	1,001,832	58	140,402	861,488
Collateralized mortgage obligations	35,378	—	3,669	31,709
Corporate debt securities	228,879	—	18,177	210,702
Total	$1,577,311	$584	$163,484	$1,414,411

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. government agency entities	$86,475	$1,169	$135	$87,509
Mortgage-backed securities	886,614	9,465	7,414	888,665
Collateralized mortgage obligations	9,547	—	430	9,117
Corporate debt securities	144,231	441	2,654	142,018
Total	$1,126,867	$11,075	$10,633	$1,127,309

As of September 30, 2022, the amortized cost of AFS debt securities excluded accrued interest receivables of $4.5 million, which are included in “accrued interest receivable” on the Consolidated Balance Sheets. For the Company’s accounting policy related to AFS debt securities’ accrued interest receivable, see Note 1 - Summary of Significant Accounting Policies – Securities Available for Sale – Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2021 Form 10-K.

The amortized cost and fair value of securities available-for-sale as of September 30, 2022, by contractual maturities, are set forth in the tables below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	September 30, 2022
	Securities Available-For-Sale
	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$282,514	$280,897
Due after one year through five years	176,541	159,389
Due after five years through ten years	147,198	138,428
Due after ten years	971,058	835,697
Total	$1,577,311	$1,414,411

Equity Securities - The Company recognized a net loss of $3.7 million for the three months ended September 30, 2022, due to the decrease in fair value during the quarter of equity investments with readily determinable fair values compared to a net gain of $3 thousand for the three months ended September 30, 2021. The Company recognized a net gain of $1.3 million for the nine months ended September 30, 2022 due to the increase in fair value of equity investments with readily determinable fair values compared to a net loss of $3.6 million for the nine months ended September 30, 2021. Equity securities were $23.1 million and $22.3 million as of September 30, 2022, and December 31, 2021, respectively.

The following tables set forth the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of  September 30, 2022, and  December 31, 2021:

	September 30, 2022
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$241,400	$1,110	$—	$—	$241,400	$1,110
U.S. government agency entities	—	—	2,155	126	2,155	126
Mortgage-backed securities	551,053	69,037	309,737	71,365	860,790	140,402
Collateralized mortgage obligations	24,901	1,794	6,809	1,875	31,710	3,669
Corporate debt securities	118,913	4,364	91,790	13,813	210,703	18,177
Total	$936,267	$76,305	$410,491	$87,179	$1,346,758	$163,484

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. government agency entities	$—	$—	$2,337	$135	$2,337	$135
Mortgage-backed securities	527,276	6,659	6,496	755	533,772	7,414
Collateralized mortgage obligations	8,989	417	128	13	9,117	430
Corporate debt securities	103,720	2,122	19,468	532	123,188	2,654
Total	$639,985	$9,198	$28,429	$1,435	$668,414	$10,633

As of September 30, 2022, the Company had a total of 195 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting primarily of 160 U.S. government-sponsored mortgage-backed securities, and 21 Corporate debt securities. In comparison, as of December 31, 2021, the Company has a total of 88 AFS debt securities in a gross unrealized loss position with no impairment, consisting primarily of 70 U.S. government-sponsored mortgage-backed securities, and 12 Corporate debt securities.

Allowance for Credit Losses

The securities that were in an unrealized loss position at September 30, 2022, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 - Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2021 Form 10-K.

The Company concluded the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell available-for-sale securities that have declined below their cost before their anticipated recovery. Accordingly, no allowance for credit losses was recorded as of September 30, 2022, against these securities, and there was no provision for credit losses recognized for the three months and nine months ended September 30, 2022. For the three months and nine months ended September 30, 2021, there were no credit losses recognized.

Securities available-for-sale having a carrying value of $144.3 million and $30.5 million as of September 30, 2022, and December 31, 2021, respectively, were pledged to secure public deposits and other borrowings.

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

The types of loans in the Company’s Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, were as follows:

	September 30, 2022	December 31, 2021
	(In thousands)

Commercial loans	$3,367,437	$2,982,399
Real estate construction loans	573,421	611,031
Commercial mortgage loans	8,677,733	8,143,272
Residential mortgage loans	5,130,650	4,182,006
Equity lines	350,448	419,487
Installment and other loans	7,114	4,284
Gross loans	$18,106,803	$16,342,479
Allowance for loan losses	(148,817)	(136,157)
Unamortized deferred loan fees, net	(6,936)	(4,321)
Total loans, net	$17,951,050	$16,202,001

As of September 30, 2022, recorded investment in non-accrual loans was $68.1 million. As of December 31, 2021, recorded investment in non-accrual loans totaled $65.8 million. For non-accrual loans, the amounts previously charged off represent 12.2% and 10.7% of the contractual balances for non-accrual loans as of September 30, 2022 and December 31, 2021.

The following tables present the average recorded investment and interest income recognized on non-accrual loans for the period indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$26,809	$—	$28,691	$—
Commercial mortgage loans	18,861	191	28,878	508
Residential mortgage loans and equity lines	16,743	7	14,838	20
Installment and other loans	61	—	35	—
Total non-accrual loans	$62,474	$198	$72,442	$528

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$16,379	$—	$22,989	$—
Real estate construction loans	4,548	50	4,310	220
Commercial mortgage loans	37,017	140	37,964	297
Residential mortgage loans and equity lines	9,831	7	8,976	23
Total non-accrual loans	$67,775	$197	$74,239	$540

The following table presents non-accrual loans and the related allowance as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$10,171	$6,887	$—
Commercial mortgage loans	14,148	10,956	—
Residential mortgage loans and equity lines	5,582	5,407	—
Installment and other loans	10	9	—
Subtotal	$29,911	$23,259	$—

With allocated allowance
Commercial loans	$32,426	$19,717	$4,013
Commercial mortgage loans	16,002	15,955	2,146
Residential mortgage loans and equity lines	9,951	9,194	39
Subtotal	$58,379	$44,866	$6,198
Total non-accrual loans	$88,290	$68,125	$6,198

	December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$15,879	$11,342	$—
Commercial mortgage loans	24,437	21,209	—
Residential mortgage loans and equity lines	6,020	5,850	—
Subtotal	$46,336	$38,401	$—

With allocated allowance
Commercial loans	$14,294	$5,217	$894
Commercial mortgage loans	17,930	16,964	3,631
Residential mortgage loans and equity lines	6,048	5,264	22
Subtotal	$38,272	$27,445	$4,547
Total non-accrual loans	$84,608	$65,846	$4,547

The following tables present the aging of the loan portfolio by type as of September 30, 2022, and as of December 31, 2021:

	September 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$7,223	$3,151	$1,112	$26,604	$38,090	$3,329,347	$3,367,437
Real estate construction loans	—	—	—	—	—	573,421	573,421
Commercial mortgage loans	—	1,107	2,060	26,911	30,078	8,647,655	8,677,733
Residential mortgage loans and equity lines	3,383	4,690	—	14,601	22,674	5,458,424	5,481,098
Installment and other loans	35	—	—	9	44	7,070	7,114
Total loans	$10,641	$8,948	$3,172	$68,125	$90,886	$18,015,917	$18,106,803

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$4,294	$9,877	$1,439	$16,558	$32,168	$2,950,231	$2,982,399
Real estate construction loans	—	—	—	—	—	611,031	611,031
Commercial mortgage loans	8,389	—	—	38,173	46,562	8,096,710	8,143,272
Residential mortgage loans and equity lines	20,129	3,138	—	11,115	34,382	4,567,111	4,601,493
Installment and other loans	—	—	—	—	—	4,284	4,284
Total loans	$32,812	$13,015	$1,439	$65,846	$113,112	$16,229,367	$16,342,479

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

As of September 30, 2022, accruing TDRs were $15.2 million and non-accrual TDRs were $6.4 million compared to accruing TDRs of $12.8 million and non-accrual TDRs of $8.2 million as of December 31, 2021. The Company allocated $10 thousand in reserves to accruing TDRs and $499 thousand to non-accrual TDRs as of September 30, 2022, compared to seven thousand to accruing TDRs and three thousand to non-accrual TDRs as of December 31, 2021.

The following tables set forth TDRs that were modified during the three months and nine months ended September 30, 2022 and 2021, their specific reserves as of September 30, 2022, and 2021, and charge-offs for the three months and six months ended September 30, 2022, and 2021:

	Three Months Ended September 30, 2022				September 30, 2022
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial mortgage loans	2	$2,572	$2,572	$—	$—
Residential mortgage loans and equity lines	4	1,466	1,442	—	—
Total	6	$4,038	$4,014	$—	$—

	Three Months Ended September 30, 2021				September 30, 2021
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Residential mortgage loans and equity lines	1	$479	$479	$—	$14
Total	1	$479	$479	$—	$14

	Nine Months Ended September 30, 2022				September 30, 2022
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	4	$6,115	$6,115	$—	$2,566
Commercial mortgage loans	2	2,572	2,572
Residential mortgage loans and equity lines	8	2,190	2,162	—	4
Total	14	$10,877	$10,849	$—	$2,570

	Nine Months Ended September 30, 2021				September 30, 2021
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	1	$686	$686	$—	$—
Residential mortgage loans and equity lines	1	479	479	—	14
Total	2	$1,165	$1,165	$—	$14

Modifications of the loan terms in the three and nine months ended September 30, 2022, were in the form of extensions of maturity dates, which ranged generally from three to twelve months from the modification date.

We expect that the TDRs on accruing status as of September 30, 2022, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  The ongoing impact of the COVID pandemic or worsening economy, however, could increase the risk that such TDRs become non-accrual due to the borrowers’ inability to continue to comply with their restructured terms.

A summary of TDRs by type of concession and by type of loan, as of September 30, 2022, and December 31, 2021, is set forth in the table below:

	September 30, 2022
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans	$2,643	$—	$—	$2,643
Commercial mortgage loans	2,734	—	5,874	8,608
Residential mortgage loans	2,198	459	1,300	3,957
Total accruing TDRs	$7,575	$459	$7,174	$15,208

	September 30, 2022
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial loans	$4,805	$—	$—	$4,805
Residential mortgage loans	1,635	—	—	1,635
Total non-accrual TDRs	$6,440	$—	$—	$6,440

	December 31, 2021
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans	$3,368	$—	$—	$3,368
Commercial mortgage loans	438	5,522	168	6,128
Residential mortgage loans	1,464	249	1,628	3,341
Total accruing TDRs	$5,270	$5,771	$1,796	$12,837

	December 31, 2021
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial loans	$7,717	$—	$—	$7,717
Residential mortgage loans	458	—	—	458
Total non-accrual TDRs	$8,175	$—	$—	$8,175

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as a TDR during the previous twelve months and which had subsequently defaulted as of September 30, 2022.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of September 30, 2022, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered individually evaluated, or were on non-accrual status.

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

As part of the on-going monitoring of the credit quality of our loan portfolio, the Company utilizes a risk grading matrix to assign a risk grade to each loan. Loans are risk rated based on analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes a review of sources of repayment, the borrower’s current financial and liquidity status and other relevant information. The risk rating categories can be generally described by the following grouping for non-homogeneous loans:

●

Pass/Watch – These loans range from minimal credit risk to lower than average, but still acceptable, credit risk.● Special Mention – Borrower is fundamentally sound, and loan is currently protected but adverse trends are apparent that, if not corrected, may affect ability to repay. Primary source of loan repayment remains viable but there is increasing reliance on collateral or guarantor support.

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

The following table summarizes the Company’s loan held for investment as of September 30, 2022 and December 31, 2021, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification:

	Loans Amortized Cost Basis by Origination Year
September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$440,389	$487,748	$201,540	$127,595	$115,076	$131,652	$1,749,754	$6,429	$3,260,183
Special Mention	1,212	4,494	2,869	72	2,697	11,418	22,703	250	45,715
Substandard	—	12,324	4,973	6,511	2,852	5,226	25,278	38	57,202
Doubtful	—	—	—	1,088	2,185	—	232	—	3,505
Total	$441,601	$504,566	$209,382	$135,266	$122,810	$148,296	$1,797,967	$6,717	$3,366,605

YTD period charge-offs	$—	$134	$169	$71	$1,786	$—	$202	$—	$2,362
YTD period recoveries	(7)	—	(31)	—	(164)	(202)	(1,705)	—	(2,109)
Net charge-offs/(recoveries)	$(7)	$134	$138	$71	$1,622	$(202)	$(1,503)	$—	$253

Real estate construction loans
Pass/Watch	$80,633	$271,855	$114,015	$58,922	$24,650	$—	$—	$—	$550,075
Special Mention	—	—	8,579	—	—	—	—	—	8,579
Substandard	—	—	—	2,005	9,352	—	—	—	11,357
Total	$80,633	$271,855	$122,594	$60,927	$34,002	$—	$—	$—	$570,011

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	(6)	—	—	(6)
Net charge-offs/(recoveries)	$—	$—	$—	$—	$—	$(6)	$—	$—	$(6)

Commercial mortgage loans
Pass/Watch	$1,597,328	$1,781,573	$1,084,550	$1,124,054	$941,945	$1,573,895	$179,343	$—	$8,282,688
Special Mention	43,636	51,488	25,686	42,685	18,952	63,473	1,300	—	247,220
Substandard	—	7,269	1,744	12,383	31,933	86,222	3,371	—	142,922
Total	$1,640,964	$1,840,330	$1,111,980	$1,179,122	$992,830	$1,723,590	$184,014	$—	$8,672,830

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	(180)	—	(7)	(83)	—	(270)
Net charge-offs/(recoveries)	$—	$—	$—	$(180)	$—	$(7)	$(83)	$—	$(270)
Residential mortgage loans
Pass/Watch	$995,736	$976,137	$595,493	$610,410	$433,398	$1,495,370	$—	$—	$5,106,544
Special Mention	—	—	33	1,552	755	911	—	—	3,251
Substandard	8	1,108	2,343	4,897	3,248	10,439	—	—	22,043
Total	$995,744	$977,245	$597,869	$616,859	$437,401	$1,506,720	$—	$—	$5,131,838

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$58	$—	$58
YTD period recoveries	—	—	—	—	—	(45)	—	—	(45)
Net charge-offs/(recoveries)	$—	$—	$—	$—	$—	$(45)	$58	$—	$13

Equity lines
Pass/Watch	$878	$—	$—	$—	$—	$—	$325,751	$23,229	$349,858
Special Mention	28	—	—	—	—	—	—	—	28
Substandard	18	—	—	—	—	—	2,251	236	2,505
Total	$924	$—	$—	$—	$—	$—	$328,002	$23,465	$352,391

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	(8)	(12)	(20)
Net charge-offs/(recoveries)	$—	$—	$—	$—	$—	$—	$(8)	$(12)	$(20)

Installment and other loans
Pass/Watch	$1,246	$4,848	$98	$—	$—	$—	$—	$—	$6,192
Total	$1,246	$4,848	$98	$—	$—	$—	$—	$—	$6,192

YTD period charge-offs	$80	$—	$—	$—	$—	$—	$—	$—	$80
YTD period recoveries	(1)	—	—	—	—	—	—	—	(1)
Net charge-offs/(recoveries)	$79	$—	$—	$—	$—	$—	$—	$—	$79
Total loans	$3,161,112	$3,598,844	$2,041,923	$1,992,174	$1,587,043	$3,378,606	$2,309,983	$30,182	$18,099,867
Net charge-offs/(recoveries)	$72	$134	$138	$(109)	$1,622	$(260)	$(1,536)	$(12)	$49

	Loans Amortized Cost Basis by Origination Year
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$606,770	$268,756	$183,468	$142,419	$80,701	$100,496	$1,437,463	$7,433	$2,827,506
Special Mention	395	780	1,138	1,645	3,157	—	40,761	49	47,925
Substandard	450	5,879	22,513	16,423	14,309	5,221	34,713	5,716	105,224
Doubtful	—	—	—	—	—	—	900	—	900
Total	$607,615	$275,415	$207,119	$160,487	$98,167	$105,717	$1,513,837	$13,198	$2,981,555

YTD period charge-offs	$—	$1,478	$507	$366	$—	$50	$17,650	$—	$20,051
YTD period recoveries	—	(1)	(29)	(124)	—	(191)	(1,361)	—	(1,706)
Net	$—	$1,477	$478	$242	$—	$(141)	$16,289	$—	$18,345

Real estate construction loans
Pass/Watch	$199,188	$188,782	$125,316	$24,548	$—	$—	$—	$—	$537,834
Special Mention	—	23,107	27,672	17,374	—	—	—	—	68,153
Substandard	—	—	1,919	—	—	—	—	—	1,919
Total	$199,188	$211,889	$154,907	$41,922	$—	$—	$—	$—	$607,906

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	(76)	—	—	(76)
Net	$—	$—	$—	$—	$—	$(76)	$—	$—	$(76)

Commercial mortgage loans
Pass/Watch	$1,893,807	$1,201,825	$1,253,548	$1,031,191	$727,916	$1,313,882	$198,869	$—	$7,621,038
Special Mention	45,719	59,182	49,796	103,101	61,105	60,448	750	—	380,101
Substandard	1,110	—	13,483	42,803	1,580	76,906	3,297	—	139,179
Total	$1,940,636	$1,261,007	$1,316,827	$1,177,095	$790,601	$1,451,236	$202,916	$—	$8,140,318

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	(240)	—	—	(28)	(111)	—	(379)
Net	$—	$—	$(240)	$—	$—	$(28)	$(111)	$—	$(379)
Residential mortgage loans
Pass/Watch	$978,375	$622,999	$678,775	$502,325	$453,992	$929,846	$—	$—	$4,166,312
Special Mention	—	46	1,576	1,064	836	438	—	—	3,960
Substandard	1,684	147	2,698	2,574	862	5,255	—	—	13,220
Total	$980,059	$623,192	$683,049	$505,963	$455,690	$935,539	$—	$—	$4,183,492

YTD period charge-offs	$—	$—	$—	$—	$3	$—	$—	$—	$3
YTD period recoveries	—	—	—	—	—	(208)	—	—	(208)
Net	$—	$—	$—	$—	$3	$(208)	$—	$—	$(205)

Equity lines
Pass/Watch	$—	$—	$—	$—	$—	$5	$389,069	$30,025	$419,099
Substandard	—	—	—	—	—	—	1,230	273	1,503
Total	$—	$—	$—	$—	$—	$5	$390,299	$30,298	$420,602

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	(10)	(64)	(74)
Net	$—	$—	$—	$—	$—	$—	$(10)	$(64)	$(74)

Installment and other loans
Pass/Watch	$4,117	$168	$—	$—	$—	$—	$—	$—	$4,285
Total	$4,117	$168	$—	$—	$—	$—	$—	$—	$4,285

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans	$3,731,615	$2,371,671	$2,361,902	$1,885,467	$1,344,458	$2,492,497	$2,107,052	$43,496	$16,338,158
Net charge-offs/(recoveries)	$—	$1,477	$238	$242	$3	$(453)	$16,168	$(64)	$17,611

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

Quantitative Factors

Under the Company’s CECL methodology, nine portfolio segments with similar risk characteristics are evaluated for expected loss. Six portfolios are modeled using econometric models and three smaller portfolios are evaluated using a simplified loss-rate method that calculates lifetime expected credit losses for the respective pools (simplified approach). The six portfolios subject to econometric modeling include residential mortgages; commercial and industrial loans (“C&I”); construction loans; commercial real estate (“CRE”) for multifamily loans; CRE for owner-occupied loans; and other CRE loans. We estimate the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables, (GDP, unemployment, CRE prices and residential mortgage prices) to historical credit performance for each of the six loan portfolios from the fourth quarter of 2007 to the first quarter of 2022. Loss given default rates are computed based on the charge-offs recognized divided by the exposure at default of defaulted loans starting with the fourth quarter of 2007 through the third quarter of 2022. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The amounts so calculated comprise the quantitative portion of the allowance for credit losses.

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

Qualitative Factors

Under the Company’s CECL methodology, the qualitative portion of the reserve on pooled loans represents management’s judgment of additional considerations to account for internal and external risk factors that are not adequately measured in the quantitative reserve. The qualitative loss factors consider idiosyncratic risk factors, conditions that may not be reflected in quantitatively derived results, or other relevant factors to seek to ensure the allowance for credit losses reflects our best estimate of current expected credit losses. The qualitative reserves include reserves for policy exceptions, experience of management and staff, level of competition in the lending environment, weak risk identification, lack of historical experience with residential mortgage loans made to non-U.S. residents, oil & gas, included as part of the C&I loan portfolio, and the higher risk characteristics of purchased syndicated loans, and an adjustment to reflect the time gap between the preparation of the Moody's forecast of future GDP, unemployment rates, CRE and home price indexes and the higher likelihood of an economic slowdown resulting from the impact of higher interest rates. Current and forecasted economic trends and underlying market values for collateral dependent loans also are considered within the econometric models described above.

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

Individually Evaluated Loans

When a loan no longer shares similar risk characteristics with other loans, such as in the case of certain nonaccrual or TDR loans, the Company estimates the allowance for loan losses on an individual loan basis. Generally, the allowance for loan losses for individually evaluated loans is measured as the difference between the recorded value of the loans and the collaterals fair value. For loans evaluated individually, the Company uses one of three different asset valuation measurement methods: (1) the fair value of collateral less costs to sell; (2) the present value of expected future cash flows; and (3) the loan's observable market price. If an individually evaluated loan is determined to be collateral dependent, the Company applies the fair value of the collateral less costs to sell method. If an individually evaluated loan is determined not to be collateral dependent, the Company uses the present value of future cash flows or the observable market value of the loan.

Unfunded Loan Commitments

Unfunded loan commitments are generally related to providing credit facilities to clients of the Bank and are not actively traded financial instruments. These unfunded commitments are disclosed as off-balance sheet financial instruments in Note 10 in the Notes to Consolidated Financial Statements (Unaudited).

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

The following tables set forth activity in the allowance for loan losses by portfolio segment for the three months and nine months ended September 30, 2022, and September 30, 2021.

Three months ended September 30, 2022 and 2021
				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
Allowance for Loan Losses:	(In thousands)

June 30, 2022 Ending Balance	$49,069	$7,276	$68,600	$23,692	$135	$148,772
Provision/(reversal) for possible credit losses	1,845	(1,065)	1,362	(1,612)	72	602
Charge-offs	(2,091)	—	—	(58)	(79)	(2,228)
Recoveries	1,576	—	88	7	—	1,671
Net (charge-offs)/recoveries	(515)	—	88	(51)	(79)	(557)
September 30, 2022 Ending Balance	$50,399	$6,211	$70,050	$22,029	$128	$148,817

Allowance for unfunded credit commitments:
June 30, 2022 Ending Balance	$2,804	$3,306	$26	$—	$—	$6,136
Provision/(reversal) for possible credit losses	1,576	(152)	(26)	—	—	1,398
September 30, 2022 Ending Balance	$4,380	$3,154	$—	$—	$—	$7,534

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
Allowance for Loan Losses:	(In thousands)

June 30, 2021 Ending Balance	$40,067	$6,119	$58,026	$27,043	$1	$131,256
Provision/(reversal) for possible credit losses	674	149	2,786	(609)	—	3,000
Charge-offs	(2,649)	—	—	(3)	—	(2,652)
Recoveries	121	76	144	—	—	341
Net (charge-offs)/recoveries	(2,528)	76	144	(3)	—	(2,311)
September 30, 2021 Ending Balance	$38,213	$6,344	$60,956	$26,431	$1	$131,945

Allowance for unfunded credit commitments:
June 30, 2021 Ending Balance	$4,388	$3,581	$81	$—	$—	$8,050
Provision/(reversal) for possible credit losses	329	(396)	117	—	—	50
September 30, 2021 Ending Balance	$4,717	$3,185	$198	$—	$—	$8,100

Nine months ended September 30, 2022 and 2021
				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
Allowance for Loan Losses:	(In thousands)

December 31, 2021 Ending Balance	$43,394	$6,302	$61,081	$25,379	$1	$136,157
Provision/(reversal) for possible credit losses	7,258	(97)	8,699	(3,357)	206	12,709
Charge-offs	(2,362)	—	—	(58)	(80)	(2,500)
Recoveries	2,109	6	270	65	1	2,451
Net (charge-offs)/recoveries	(253)	6	270	7	(79)	(49)
September 30, 2022 Ending Balance	$50,399	$6,211	$70,050	$22,029	$128	$148,817

Allowance for unfunded credit commitments:
December 31, 2021 Ending Balance	$3,725	$3,375	$—	$—	$—	$7,100
Provision/(reversal) for possible credit losses	655	(221)	—	—	—	434
September 30, 2022 Ending Balance	$4,380	$3,154	$—	$—	$—	$7,534

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
Allowance for Loan Losses:	(In thousands)

December 31, 2020 Ending Balance	$68,742	$30,854	$49,205	$17,737	$—	$166,538
Impact of ASU 2016-13 adoption	(31,466)	(24,307)	34,993	19,211	9	(1,560)
January 1, 2021 Beginning Balance	37,276	6,547	84,198	36,948	9	164,978
Provision/(reversal) for possible credit losses	18,891	(279)	(23,526)	(10,788)	(8)	(15,710)
Charge-offs	(19,499)	—	—	(3)	—	(19,502)
Recoveries	1,545	76	284	274	—	2,179
Net (charge-offs)/recoveries	(17,954)	76	284	271	—	(17,323)
September 30, 2021 Ending Balance	$38,213	$6,344	$60,956	$26,431	$1	$131,945

Allowance for unfunded credit commitments:
December 31, 2020 Ending Balance	$4,802	$690	$101	$284	$3	$5,880
Impact of ASU 2016-13 adoption	3,236	3,135	(66)	(284)	(3)	6,018
January 1, 2021 Beginning Balance	8,038	3,825	35	—	—	11,898
Provision/(reversal) for possible credit losses	(3,321)	(640)	163	—	—	(3,798)
September 30, 2021 Ending Balance	$4,717	$3,185	$198	$—	$—	$8,100

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

The Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships were $152.2 million and $107.7 million as of September 30, 2022, and December 31, 2021, respectively.

11. Borrowed Funds

Borrowings from the Federal Home Loan Bank (“FHLB”) – There were $225.0 million over-night borrowings from the FHLB as of September 30, 2022, and no over-night borrowings as of December 31, 2021. Advances from the FHLB were $360.0 million at a weighted average rate of 3.10% as of September 30, 2022, and $20.0 million at a weighted average rate of 2.89% as of December 31, 2021. As of September 30, 2022, FHLB advances of $325.0 million will mature in October 2022, $20.0 million will mature in May 2023 and $15.0 million will mature in September 2024.

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

At September 30, 2022, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 5.59%, compared to $119.1 million with a weighted average rate of 2.38% at December 31, 2021. The Junior Subordinated Notes have a stated maturity term of 30 years.

12. Income Taxes

The effective tax rate for the first nine months of 2022 was 22.9% compared to 21.3% for the first nine months of 2021. The effective tax rate includes the impact of low-income housing and alternative energy investment tax credits.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$241,400	$—	$—	$241,400
U.S. government agency entities	—	69,112	—	69,112
Mortgage-backed securities	—	861,488	—	861,488
Collateralized mortgage obligations	—	31,709	—	31,709
Corporate debt securities	—	210,702	—	210,702
Total securities available-for-sale	241,400	1,173,011	—	1,414,411

Equity securities
Mutual funds	5,497	—	—	5,497
Preferred stock of government sponsored entities	2,110	—	—	2,110
Other equity securities	15,516	—	—	15,516
Total equity securities	23,123	—	—	23,123

Warrants	—	—	46	46
Interest rate swaps	—	98,498	—	98,498
Foreign exchange contracts	—	752	—	752
Total assets	$264,523	$1,272,261	$46	$1,536,830

Liabilities
Interest rate swaps	$—	$54,443	$—	$54,443
Foreign exchange contracts	—	2,054	—	2,054
Total liabilities	$—	$56,497	$—	$56,497

	December 31, 2021
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. government agency entities	$—	$87,509	$—	$87,509
Mortgage-backed securities	—	888,665	—	888,665
Collateralized mortgage obligations	—	9,117	—	9,117
Corporate debt securities	—	142,018	—	142,018
Total securities available-for-sale	—	1,127,309	—	1,127,309

Equity securities
Mutual funds	6,230	—	—	6,230
Preferred stock of government sponsored entities	1,811	—	—	1,811
Other equity securities	14,278	—	—	14,278
Total equity securities	22,319	—	—	22,319

Warrants	—	—	23	23
Interest rate swaps	—	10,090	—	10,090
Foreign exchange contracts	—	1,113	—	1,113
Total assets	$22,319	$1,138,512	$23	$1,160,854

Liabilities
Interest rate swaps	$—	$12,642	$—	$12,642
Foreign exchange contracts	—	327	—	327
Total liabilities	$—	$12,969	$—	$12,969

Financial assets and liabilities measured at estimated fair value on a non-recurring basis:

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the periods ended September 30, 2022, and December 31, 2021, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Consolidated Balance Sheets as of September 30, 2022, the following tables set forth the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of September 30, 2022, and December 31, 2021, and the total losses for the periods indicated:

	As of September 30, 2022				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Three Months Ended		For the Nine Months Ended
	Level 1	Level 2	Level 3	Measurements	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In thousands)
Assets
Non accrual loans by type:
Commercial loans	$—	$—	$6,887	$6,887	$1,786	$—	$1,786	$2,037
Commercial mortgage loans	—	—	10,956	10,956	—	—	—	—
Residential mortgage loans and equity lines	—	—	5,407	5,407	—	—	—	—
Other installment loans	—	—	9	9	—	—	—	—
Total non accrual loans	—	—	23,259	23,259	1,786	—	1,786	2,037
Other real estate owned (1)	—	—	4,269	4,269	—	(55)	—	(8)
Investments in venture capital	—	—	836	836	—	8	—	143
Total assets	$—	$—	$28,364	$28,364	$1,786	$(47)	$1,786	$2,172

(1) Other real estate owned balance of $4.1 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2021				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Measurements	December 31, 2021	December 31, 2020
	(In thousands)
Assets
Non accrual loans by type:
Commercial loans	$—	$—	$4,327	$4,327	$1,012	$7,012
Commercial mortgage loans	—	—	13,335	13,335	—	—
Residential mortgage loans and equity lines	—	—	5,243	5,243	—	—
Total non accrual loans	—	—	22,905	22,905	1,012	7,012
Other real estate owned (1)	—	—	4,589	4,589	17	717
Investments in venture capital	—	—	952	952	143	107
Total assets	$—	$—	$28,446	$28,446	$1,172	$7,836

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

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from one to five years, risk-free interest rate from 4.21% to 4.49%, and stock volatility from 19.45% to 25.29%.

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

The following table sets forth the carrying and notional amounts and estimated fair value of financial instruments as of September 30, 2022, and December 31, 2021:

	September 30, 2022		December 31, 2021
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$200,051	$200,051	$134,141	$134,141
Short-term investments	1,063,294	1,063,294	2,315,563	2,315,563
Securities available-for-sale	1,414,411	1,414,411	1,127,309	1,127,309
Loans, net	17,951,050	17,676,365	16,202,001	16,499,869
Equity securities	23,123	23,123	22,319	22,319
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250
Warrants	46	46	23	23

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$162,518	$752	$181,997	$1,113
Interest rate swaps	1,464,567	98,498	904,635	10,090

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$18,575,751	$18,573,442	$18,058,842	$18,051,720
Advances from Federal Home Loan Bank	360,000	359,416	20,000	21,279
Other borrowings	22,651	18,357	23,145	18,945
Long-term debt	119,136	56,317	119,136	62,274

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$—	$—	$676	$3
Foreign exchange contracts	45,990	2,054	51,782	327
Interest rate swaps	691,872	54,443	872,400	12,642

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,537,547	$(14,650)	$3,297,362	$(12,594)
Standby letters of credit	290,618	(2,048)	266,490	(2,640)
Other letters of credit	13,070	(12)	16,652	(13)

The following tables set forth the level in the fair value hierarchy for the estimated fair values of financial instruments as of September 30, 2022, and December 31, 2021.

	As of September 30, 2022
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$200,051	$200,051	$—	$—
Short-term investments	1,063,294	1,063,294	—	—
Securities available-for-sale	1,414,411	241,400	1,173,011	—
Loans, net	17,676,365	—	—	17,676,365
Equity securities	23,123	23,123	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	46	—	—	46
Financial Liabilities
Deposits	18,573,442	—	—	18,573,442
Advances from Federal Home Loan Bank	359,416	—	359,416	—
Other borrowings	18,357	—	—	18,357
Long-term debt	56,317	—	56,317	—

	As of December 31, 2021
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$134,141	$134,141	$—	$—
Short-term investments	2,315,563	2,315,563	—	—
Securities available-for-sale	1,127,309	—	1,127,309	—
Loans, net	16,499,869	—	—	16,499,869
Equity securities	22,319	22,319	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	23	—	—	23
Financial Liabilities
Deposits	18,051,720	—	—	18,051,720
Advances from Federal Home Loan Bank	21,279	—	21,279	—
Other borrowings	18,945	—	—	18,945
Long-term debt	62,274	—	62,274	—

14. Goodwill and Goodwill Impairment

Total goodwill was $375.7 million as of September 30, 2022 compared with $372.2 million as of December 31, 2021. The increase of $3.5 million is a result of the acquisition of HSBC’s West Coast mass retail market consumer banking business and retail business banking business on February 7, 2022. The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.

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

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. As of September 30, 2022, and 2021, the ineffective portion of these interest rate swaps was not significant. The notional amount and net unrealized loss of the Company’s cash flow derivative financial instruments as of September 30, 2022, and December 31, 2021, were as follows:

	September 30, 2022	December 31, 2021
Cash flow swap hedges:	(In thousands)
Notional	$119,136	$119,136
Weighted average fixed rate-pay	2.61%	2.61%
Weighted average variable rate-receive	2.07%	0.16%

Unrealized gain/(loss), net of taxes (1)	$2,527	$(3,276)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Periodic net settlement of swaps (2)	$138	$754	$1,311	$2,196

(1) Included in other comprehensive income.
(2) the amount of periodic net settlement of interest rate swaps was included in interest expense.

The Bank entered into interest rate swap contracts that are matched to fixed-rate CRE loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying CRE loans due to changes in interest rates. As of September 30, 2022, the Bank’s outstanding interest rate swap contracts had a notional amount of $877.2 million for various terms from three to ten years. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of September 30, 2022 and 2021, the ineffective portion of these interest rate swaps was not significant.

The Company has designated as a partial-term hedging election $670.2 million notional as last-of-layer hedge on pools of loans with a notational value of $1.2 billion as of September 30, 2022. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month LIBOR interest rate swaps to convert the last-of-layer $670.2 million portion of $1.2 billion fixed rate loan pools in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranches. As of September 30, 2022, the last-of-layer loan tranche had a fair value basis adjustment of $32.8 million. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivative clearing organization and daily margin is indirectly maintained with the derivative clearing organization. There was no cash collateral deposit posted by Bancorp related to derivative contracts as of September 30, 2022 and $5.9 million as of December 31, 2021.

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of September 30, 2022, and December 31, 2021, were as follows:

	September 30, 2022	December 31, 2021
Fair value swap hedges:	(In thousands)
Notional	$877,188	$729,280
Weighted average fixed rate-pay	2.14%	2.65%
Weighted average variable rate spread	0.54%	1.31%
Weighted average variable rate-receive	1.98%	1.43%

Unrealized gain/(loss), net of taxes (1)	$40,465	$(1,013)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Periodic net settlement of swaps (2)	$1,461	$(2,363)	$(1,628)	$(7,137)

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

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of September 30, 2022, and December 31, 2021, were as follows:

Derivative financial instruments	September 30, 2022	December 31, 2021
not designated as hedging instruments:	(In thousands)
Notional amounts:
Option contracts	$-	$676
Spot, forward, and swap contracts with positive fair value	$162,518	$181,997
Spot, forward, and swap contracts with negative fair value	$45,990	$51,782
Fair value:
Option contracts	$-	$3
Spot, forward, and swap contracts with positive fair value	$752	$1,113
Spot, forward, and swap contracts with negative fair value	$(2,054)	$(327)

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

Financial instruments that are eligible for offset in the Consolidated Balance Sheets, as of September 30, 2022, and December 31, 2021, are set forth in the following table:

				Gross Amounts Not Offset in the Balance Sheet

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
September 30, 2022	(In thousands)
Assets:
Derivatives	$98,498	$—	$98,498	$—	$95,783	$2,715

Liabilities:
Derivatives	$54,443	$—	$54,443	$—	$—	$54,443

December 31, 2021
Assets:
Derivatives	$10,090	$—	$10,090	$—	$—	$10,090

Liabilities:
Derivatives	$15,748	$(3,106)	$12,642	$—	$—	$12,642

17. Revenue from Contracts with Customers

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under ASC 606:

	Three months Ended September 30,		Nine months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$2,398	$2,130	$7,156	$6,386
Wealth management fees	4,184	3,578	12,494	11,074
Other service fees(1)	4,451	3,735	12,723	11,109
Total noninterest income	11,033	9,443	32,373	28,569

Noninterest income, not in-scope(2)	(1,157)	2,773	12,353	6,230
Total noninterest income	$9,876	$12,216	$44,726	$34,799

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

18. Stockholders’ Equity

Total equity was $2.42 billion as of September 30, 2022, a decrease of $26.7 million, from $2.45 billion as of December 31, 2021, primarily due to net income of $263.0 million, stock-based compensation of $5.2 million, proceeds from dividend reinvestment of $2.8 million, and stock issued to directors of $0.8 million offset by other comprehensive loss of $109.8 million, purchases of treasury stock of $109.8 million, common stock cash dividends of $76.1 million and shares withheld related to net share settlement of RSUs of $2.9 million.

Activity in accumulated other comprehensive income/(loss), net of tax, and reclassification out of accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2022, and September 30, 2021, was as follows:

	Three months ended September 30, 2022			Three months ended September 30, 2021
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
Beginning balance, gain/(loss), net of tax	(In thousands)
Securities available-for-sale			$(72,210)			$7,560
Cash flow hedge derivatives			882			(5,188)
Total			$(71,328)			$2,372

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$(61,316)	$(18,125)	$(43,191)	$(4,588)	$(1,356)	$(3,232)
Cash flow hedge derivatives	2,677	791	1,886	2,224	657	1,567
Total	$(58,639)	$(17,334)	$(41,305)	$(2,364)	$(699)	$(1,665)

Reclassification adjustment for net losses in net income
Securities available-for-sale	—	—	—	—	—	—
Cash flow hedge derivatives	(342)	(101)	(241)	(1,526)	(451)	(1,075)
Total	(342)	(101)	(241)	(1,526)	(451)	(1,075)

Total other comprehensive income/(loss)
Securities available-for-sale	$(61,316)	$(18,125)	$(43,191)	$(4,588)	$(1,356)	$(3,232)
Cash flow hedge derivatives	2,335	690	1,645	698	206	492
Total	$(58,981)	$(17,435)	$(41,546)	$(3,890)	$(1,150)	$(2,740)

Ending balance, gain/(loss), net of tax
Securities available-for-sale			$(115,401)			$4,328
Cash flow hedge derivatives			2,527			(4,696)
Total			$(112,874)			$(368)

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
Beginning balance, gain/(loss), net of tax	(In thousands)
Securities available-for-sale			$211			$12,200
Cash flow hedge derivatives			(3,276)			(6,890)
Total			$(3,065)			$5,310

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$(164,128)	$(48,516)	$(115,612)	$(10,322)	$(3,051)	$(7,271)
Cash flow hedge derivatives	11,060	3,269	7,791	7,600	2,247	5,353
Total	$(153,068)	$(45,247)	$(107,821)	$(2,722)	$(804)	$(1,918)

Reclassification adjustment for net losses in net income
Securities available-for-sale	—	—	—	(853)	(252)	(601)
Cash flow hedge derivatives	(2,822)	(834)	(1,988)	(4,485)	(1,326)	(3,159)
Total	(2,822)	(834)	(1,988)	(5,338)	(1,578)	(3,760)

Total other comprehensive income/(loss)
Securities available-for-sale	$(164,128)	$(48,516)	$(115,612)	$(11,175)	$(3,303)	$(7,872)
Cash flow hedge derivatives	8,238	2,435	5,803	3,115	921	2,194
Total	$(155,890)	$(46,081)	$(109,809)	$(8,060)	$(2,382)	$(5,678)

Ending balance, gain/(loss), net of tax
Securities available-for-sale			$(115,401)			$4,328
Cash flow hedge derivatives			2,527			(4,696)
Total			$(112,874)			$(368)

19. Stock Repurchase Program

On May 26, 2022, the Board of Directors approved a new stock repurchase program to buy back up to $125.0 million of the Company’s common stock. The Company repurchased 1.08 million shares for $46.3 million, at an average cost of $42.88 per share during the three months ended September 30, 2022.

20. Subsequent Events

The Company has evaluated the effect of events that have occurred subsequent to September 30, 2022, through the date of issuance of the Consolidated Financial Statements, and, based on such evaluation, the Company believes that there have been no material events during such period that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

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

Highlights

●	Total loans increased to $18.1 billion, or 7.8% annualized, in the third quarter.
●	Net interest margin increased to 3.83% in the third quarter of 2022 from 3.22% in third quarter of 2021.
●	Earnings per share increased 14.1% compared to second quarter of 2022 and 45.2% when compared to same quarter in 2021.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended September 30, 2022, was $99.0 million, an increase of $26.6 million, or 36.7%, compared to net income of $72.4 million for the same quarter a year ago. Diluted earnings per share for the quarter ended September 30, 2022, was $1.35 per share compared to $0.93 per share for the same quarter a year ago.

Return on average stockholders’ equity was 15.94% and return on average assets was 1.81% for the quarter ended September 30, 2022, compared to a return on average stockholders’ equity of 11.61% and a return on average assets of 1.45% for the same quarter a year ago.

Financial Performance

	Three months ended
	September 30, 2022	September 30, 2021
Net income	$99.0 million	$72.4 million
Basic earnings per common share	$1.35	$0.93
Diluted earnings per common share	$1.35	$0.93
Return on average assets	1.81%	1.45%
Return on average total stockholders' equity	15.94%	11.61%
Efficiency ratio	36.35%	43.85%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $45.0 million, or 29.5%, to $197.5 million during the third quarter of 2022, compared to $152.5 million during the same quarter a year ago. The increase was due primarily to an increase in interest income from loans and securities and a decrease in interest expense from deposits.

The net interest margin was 3.83% for the third quarter of 2022 compared to 3.22% for the third quarter of 2021 and 3.52% for the second quarter of 2022.

For the third quarter of 2022, the yield on average interest-earning assets was 4.38%, the cost of funds on average interest-bearing liabilities was 0.78%, and the cost of interest-bearing deposits was 0.69%. In comparison, for the third quarter of 2021, the yield on average interest-earning assets was 3.56%, the cost of funds on average interest-bearing liabilities was 0.48%, and the cost of interest-bearing deposits was 0.44%. The increase in the yield on average interest-earning assets resulted mainly from higher interest rates. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 3.60% for the quarter ended September 30, 2022 compared to 3.08% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended September 30, 2022, and 2021. Average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended September 30,
	2022			2021
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(In thousands)
Interest-earning assets:
Total loans (1)	$17,923,495	$211,541	4.68%	$15,798,496	$163,948	4.12%
Investment securities	1,364,013	7,483	2.18	1,058,004	3,707	1.39
Federal Home Loan Bank stock	18,756	258	5.46	17,250	258	5.93
Deposits with banks	1,178,261	6,732	2.27	1,893,785	714	0.15
Total interest-earning assets	20,484,525	226,014	4.38	18,767,535	168,627	3.56
Non-interest earning assets:
Cash and due from banks	174,298			155,604
Other non-earning assets	1,156,141			1,027,921
Total non-interest earning assets	1,330,439			1,183,525
Less: Allowance for loan losses	(150,064)			(131,316)
Deferred loan fees	(6,040)			(7,302)
Total assets	$21,658,860			$19,812,442

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,508,526	$1,913	0.30%	$2,109,632	$525	0.10%
Money market accounts	5,153,566	11,740	0.90	4,228,025	4,554	0.43
Savings accounts	1,151,126	218	0.07	914,540	164	0.07
Time deposits	5,013,213	10,218	0.81	5,882,576	9,299	0.63
Total interest-bearing deposits	13,826,431	24,089	0.69	13,134,773	14,542	0.44

Other borrowings	498,234	2,941	2.34	43,246	146	1.34
Long-term debt	119,136	1,455	4.85	119,136	1,455	4.84
Total interest-bearing liabilities	14,443,801	28,485	0.78	13,297,155	16,143	0.48

Non-interest bearing liabilities:
Demand deposits	4,456,214			3,830,485
Other liabilities	293,653			211,636
Total equity	2,465,192			2,473,166
Total liabilities and equity	$21,658,860			$19,812,442

Net interest spread			3.60%			3.08%
Net interest income		$197,529			$152,484
Net interest margin			3.83%			3.22%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the three months ended September 30, 2022 and 2021:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three months ended September 30,
	2022-2021
	Increase/(Decrease) in
	Net Interest Income Due to:
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$23,551	$24,042	$47,593
Investment securities	1,277	2,499	3,776
Federal Home Loan Bank stock	21	(21)	—
Deposits with other banks	(365)	6,383	6,018
Total changes in interest income	24,484	32,903	57,387

Interest-bearing liabilities:
Interest-bearing demand accounts	116	1,274	1,390
Money market accounts	1,179	6,006	7,185
Savings accounts	44	9	53
Time deposits	(1,494)	2,413	919
Other borrowed funds	2,608	187	2,795
Total changes in interest expense	2,453	9,889	12,342
Changes in net interest income	$22,031	$23,014	$45,045

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision/(reversal) for credit losses

As permitted under the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) and as extended by the Consolidated Appropriations Act, 2021, the Company adopted the Current Expected Credit Losses (“CECL”) methodology for estimated credit losses effective as of January 1, 2021. The Company recorded a provision for credit losses of $2.0 million in the third quarter of 2022 compared to a provision for credit losses of $2.5 million in the second quarter of 2022 and a provision for credit losses of $3.1 million in the third quarter of 2021. In 2022, the third quarter provision for credit losses were primarily driven by the growth in loans during the period. As of September 30, 2022, the allowance for loan losses increased by $12.7 million to $148.8 million, or 0.82% of gross loans, compared to $136.2 million, or 0.83% of gross loans, as of December 31, 2021. The change in the allowance for loan losses during the third quarter of 2022 consisted of a $602 thousand provision for loan losses, and $557 thousand in net charge-offs. The Company will continue to monitor the continuing impact of the COVID-19 pandemic on credit risks and losses, as well as on customer deposits and other liabilities and assets.

The following table sets forth the charge-offs and recoveries for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)
Charge-offs:
Commercial loans	$2,091	$2,649	$2,362	$19,499
Real estate loans (1)	137	3	138	3
Total charge-offs	2,228	2,652	2,500	19,502
Recoveries:
Commercial loans	1,576	121	2,109	1,545
Real estate loans (1)	95	76	336	76
Real estate Construction loans	—	144	6	558
Total recoveries	1,671	341	2,451	2,179
Net charge-offs/(recoveries)	$557	$2,311	$49	$17,323

(1) Real estate loans include commercial mortgage loans, residential mortgage loans, equity lines and Installment & other.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), wire transfer fees, and other sources of fee income, was $9.9 million for the third quarter of 2022, a decrease of $2.3 million, or 18.9%, compared to $12.2 million for the third quarter of 2021. The decrease was primarily due to an increase of $3.7 million in unrealized losses on equity securities, when compared to the same quarter a year ago.

Non-Interest Expense

Non-interest expense increased $3.2 million, or 4.4%, to $75.4 million in the third quarter of 2022 compared to $72.2 million in the same quarter a year ago. The increase in non-interest expense in the third quarter of 2022 was primarily due to an increase of $1.2 million in salaries and employee benefits, and an increase of $1.1 million in marketing expense, when compared to the same quarter a year ago. The efficiency ratio was 36.4% in the third quarter of 2022 compared to 43.9% for the same quarter a year ago.

Income Taxes

The effective tax rate for the third quarter of 2022 was 23.8% compared to 19.1% for the third quarter of 2021. The effective tax rate includes the impact of alternative energy investments and low-income housing tax credits.

Year-to-Date Statement of Operations Review

Net income for the nine months ended September 30, 2022, was $263.0 million, an increase of $40.1 million, or 18.0%, compared to net income of $223.0 million for the same period a year ago. Diluted earnings per share was $3.52 compared to $2.82 per share for the same period a year ago. The net interest margin for the nine months ended September 30, 2022, was 3.54% compared to 3.22% for the same period a year ago.

Return on average stockholders’ equity was 14.35% and return on average assets was 1.66% for the nine months ended September 30, 2022, compared to a return on average stockholders’ equity of 12.11% and a return on average assets of 1.54% for the same period a year ago. The efficiency ratio for the nine months ended September 30, 2022, was 38.54% compared to 44.71% for the same period a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the nine months ended September 30, 2022, and 2021. Average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Nine months ended September 30,
	2022			2021
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(In thousands)
Interest-earning assets:
Total loans (1)	$17,468,247	$558,657	4.28%	$15,725,324	$485,162	4.12%
Investment securities	1,263,341	18,059	1.91	1,010,328	9,963	1.32
Federal Home Loan Bank stock	17,757	774	5.83	17,250	730	5.66
Interest-bearing deposits	1,332,491	10,003	1.00	1,605,851	1,467	0.12
Total interest-earning assets	20,081,836	587,493	3.91	18,358,753	497,322	3.62
Non-interest earning assets:
Cash and due from banks	169,394			153,790
Other non-earning assets	1,102,206			1,034,752
Total non-interest earning assets	1,271,600			1,188,542
Less: Allowance for loan losses	(144,284)			(146,640)
Deferred loan fees	(5,234)			(6,224)
Total assets	$21,203,918			$19,394,431

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,456,556	$3,206	0.17%	$1,989,833	$1,819	0.12%
Money market accounts	5,088,227	22,078	0.58	3,913,073	13,893	0.47
Savings accounts	1,137,485	610	0.07	885,863	590	0.09
Time deposits	5,060,286	22,002	0.58	6,105,604	33,362	0.73
Total interest-bearing deposits	13,742,554	47,896	0.47	12,894,373	49,664	0.51

Other borrowings	209,679	3,396	2.17	86,410	1,037	1.60
Long-term debt	119,136	4,318	4.85	119,136	4,318	4.85
Total interest-bearing liabilities	14,071,369	55,610	0.53	13,099,919	55,019	0.56

Non-interest bearing liabilities:
Demand deposits	4,403,195			3,613,026
Other liabilities	278,704			219,591
Total equity	2,450,650			2,461,895
Total liabilities and equity	$21,203,918			$19,394,431

Net interest spread			3.38%			3.06%
Net interest income		$531,883			$442,303
Net interest margin			3.54%			3.22%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the nine months ended September 30, 2022 and 2021:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Nine months ended September 30,
	2022-2021
	Increase/(Decrease) in
	Net Interest Income Due to:
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$55,251	$18,244	$73,495
Investment securities	2,896	5,200	8,096
Federal Home Loan Bank stock	22	22	44
Deposits with other banks	(293)	8,829	8,536
Total changes in interest income	57,876	32,295	90,171

Interest-bearing liabilities:
Interest-bearing demand accounts	491	894	1,385
Money market accounts	4,705	3,481	8,186
Savings accounts	149	(128)	21
Time deposits	(5,180)	(6,181)	(11,361)
Other borrowed funds	1,890	470	2,360
Total changes in interest expense	2,055	(1,464)	591
Changes in net interest income	$55,821	$33,759	$89,580

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Balance Sheet Review

Assets

Total assets were $21.9 billion as of September 30, 2022 an increase of $1.0 billion or 4.8% from $20.9 billion as of December 31, 2021.

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

The amortized cost of the Company’s AFS debt securities exclude accrued interest, which is included in “accrued interest income” on the Consolidated Balance Sheets. The Company has made an accounting policy election not to measure an allowance for credit losses for accrued interest receivables on AFS debt securities since the Company timely reverses any previously accrued interest when the debt security remains in default for an extended period. As each AFS debt security has a unique security structure, where the accrual status is clearly determined when certain criteria listed in the terms are met, the Company assesses the default status of each security as defined by the debt security’s specific security structure. At September 30, 2022, no AFS debt securities were in default.

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

Securities available-for-sale represented 6.5% of total assets as of September 30, 2022, compared to 5.4% of total assets as of December 31, 2021. Securities available-for-sale were $1.4 billion as of September 30, 2022, compared to $1.1 billion as of December 31, 2021.

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of September 30, 2022, and December 31, 2021:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$242,510	$—	$1,110	$241,400
U.S. government agency entities	68,712	526	126	69,112
Mortgage-backed securities	1,001,832	58	140,402	861,488
Collateralized mortgage obligations	35,378	—	3,669	31,709
Corporate debt securities	228,879	—	18,177	210,702
Total	$1,577,311	$584	$163,484	$1,414,411

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. government agency entities	$86,475	$1,169	$135	$87,509
Mortgage-backed securities	886,614	9,465	7,414	888,665
Collateralized mortgage obligations	9,547	—	430	9,117
Corporate debt securities	144,231	441	2,654	142,018
Total	$1,126,867	$11,075	$10,633	$1,127,309

For additional information, see Note 8 to the Company’s unaudited Consolidated Financial Statements.

Securities available-for-sale having a carrying value of $144.3 million as of September 30, 2022, and $30.5 million as of December 31, 2021, were pledged to secure public deposits and other borrowings.

Equity Securities

The Company recognized a net loss of $3.7 million for the three months ended September 30, 2022, due to the decrease in fair value of equity investments with readily determinable fair values compared to a net gain of $3 thousand for the three months ended September 30, 2021. The Company recognized a net gain of $1.3 million for the nine months ended September 30, 2022 due to the increase in fair value of equity investments with readily determinable fair values compared to a net loss of $3.6 million for the nine months ended September 30, 2021. Equity securities were $23.1 million and $22.3 million as of September 30, 2022, and December 31, 2021, respectively.

Loans

Gross loans were $18.1 billion at September 30, 2022, an increase of $1.8 billion, or 11.0%, from $16.3 billion at December 31, 2021. The increase was primarily due to increases of $385.0 million, or 12.9%, in commercial loans, an increase of $948.6 million, or 22.7% in residential mortgage loans, which included $568.5 million acquired from the acquisition of certain HSBC West Coast branches, and an increase of $534.5 million, or 6.6% in commercial mortgage loans, offset, in part, by a decrease of $69.0 million, or 16.5%, in home equity loans. For the third quarter of 2022, total loans, increased by $318.9 million or 7.8% annualized.

The loan balances and composition at September 30, 2022, compared to December 31, 2021, are set forth below:

	September 30, 2022	% of Gross Loans	December 31, 2021	% of Gross Loans	% Change
	(in thousands)

Commercial loans	$3,367,437	18.6%	$2,982,399	18.2%	12.9%
Residential mortgage loans and equity lines	5,481,098	30.3	4,601,493	28.2	19.1
Commercial mortgage loans	8,677,733	47.9	8,143,272	49.8	6.6
Real estate construction loans	573,421	3.2	611,031	3.8	(6.2)
Installment and other loans	7,114	0.0	4,284	0.0	66.1
Gross loans	$18,106,803	100%	$16,342,479	100%	10.8%
Allowance for loan losses	(148,817)		(136,157)		9.3
Unamortized deferred loan fees	(6,936)		(4,321)		60.5
Total loans, net	$17,951,050		$16,202,001		10.8%

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

The ratio of non-performing assets to total assets was 0.3% as of September 30, 2022, compared to 0.3% as of December 31, 2021. Total non-performing assets increased $3.7 million, or 5.2%, to $75.4 million at September 30, 2022, compared to $71.7 million at December 31, 2021, primarily due to an increase of $2.3 million, or 3.5%, in non-accrual loans, and an increase of $1.7 million, or 120.4% in accruing loans past due 90 days or more, offset in part, by decrease of $301 thousand, or 6.9%, in other real estate owned.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets were 0.42% as of September 30, 2022, compared to 0.44% as of December 31, 2021. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 219.3% as of September 30, 2022, from 212.9% as of December 31, 2021.

The following table sets forth the changes in non-performing assets and TDRs as of September 30, 2022, compared to December 31, 2021, and to September 30, 2021:

	September 30, 2022	December 31, 2021	% Change	September 30, 2021	% Change
	(in thousands)
Non-performing assets
Accruing loans past due 90 days or more	$3,172	$1,439	120	$4,333	(27)
Non-accrual loans:
Construction loans	—	—	-	5,491	(100)
Commercial mortgage loans	26,911	38,173	(30)	36,968	(27)
Commercial loans	26,604	16,558	61	17,098	56
Residential mortgage loans	14,601	11,115	31	9,125	60
Installment and other loans	9	—	-	—	-
Total non-accrual loans	$68,125	$65,846	3	$68,682	(1)
Total non-performing loans	71,297	67,285	6	73,015	(2)
Other real estate owned	4,067	4,368	(7)	5,251	(23)
Total non-performing assets	$75,364	$71,653	5	$78,266	(4)
Accruing troubled debt restructurings (TDRs)	$15,208	$12,837	18	$24,406	(38)

Allowance for loan losses	$148,817	$136,157	9	$131,945	13

Total gross loans outstanding, at period-end	$18,106,803	$16,342,479	11	$15,976,781	13

Allowance for loan losses to non-performing loans, at period-end	208.73%	202.36%		180.71%
Allowance for loan losses to gross loans, at period-end	0.82%	0.83%		0.83%

Non-accrual Loans

As of September 30, 2022, total non-accrual loans were $68.1 million, a decrease of $2.3 million, or 3.5%, from $65.8 million at December 31, 2021, and a decrease of $557 thousand, or 0.8%, from $68.7 million at September 30, 2021. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly.

The following tables set forth the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	September 30, 2022			December 31, 2021
	Real			Real
	Estate (1)	Commercial	Other	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$15,893	$2,019	$—	$12,456	$7,697
Commercial real estate	25,619	151	—	36,832	338
Land	—	2,584	—	—	2,744
Personal property (UCC)	—	21,850	9	—	5,779
Total	$41,512	$26,604	$9	$49,288	$16,558

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	September 30, 2022			December 31, 2021
	Real			Real
	Estate (1)	Commercial	Other	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$25,020	$—	$—	$13,775	$—
Wholesale/Retail	2,069	12,569	—	24,600	12,468
Food/Restaurant	90	—	—	—	—
Import/Export	—	13,803	—	—	3,190
Other	14,332	232	9	10,913	900
Total	$41,511	$26,604	$9	$49,288	$16,558

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

As of September 30, 2022, recorded investment in non-accrual loans was $68.1 million. As of December 31, 2021, recorded investment in non-accrual loans totaled $65.8 million. For non-accrual loans, the amounts previously charged off represent 12.2% of the contractual balances for non-accrual loans as of September 30, 2022 and 10.7% as of December 31, 2021. As of September 30, 2022, $41.5 million, or 60.9%, of the $68.1 million of non-accrual loans were secured by real estate compared to $49.3 million, or 74.9%, of the $65.8 million of non-accrual loans that were secured by real estate as of December 31, 2021. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

As of September 30, 2022, $6.2 million of the $148.8 million allowance for loan losses was allocated for non-accrual loans and $142.6 million was allocated to the general allowance.

The allowance for loan losses to non-performing loans was 208.7% as of September 30, 2022, compared to 202.4% as of December 31, 2021, primarily due to an increase in the non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents non-accrual loans and the related allowance as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$10,171	$6,887	$—
Commercial mortgage loans	14,148	10,956	—
Residential mortgage loans and equity lines	5,582	5,407	—
Installment and other loans	10	9	—
Subtotal	$29,911	$23,259	$—

With allocated allowance
Commercial loans	$32,426	$19,717	$4,013
Commercial mortgage loans	16,002	15,955	2,146
Residential mortgage loans and equity lines	9,951	9,194	39
Subtotal	$58,379	$44,866	$6,198
Total non-accrual loans	$88,290	$68,125	$6,198

	December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$15,879	$11,342	$—
Commercial mortgage loans	24,437	21,209	—
Residential mortgage loans and equity lines	6,020	5,850	—
Subtotal	$46,336	$38,401	$—

With allocated allowance
Commercial loans	$14,294	$5,217	$894
Commercial mortgage loans	17,930	16,964	3,631
Residential mortgage loans and equity lines	6,048	5,264	22
Subtotal	$38,272	$27,445	$4,547
Total non-accrual loans	$84,608	$65,846	$4,547

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

As of September 30, 2022, construction loans of $400.1 million were disbursed with pre-established interest reserves of $58.0 million, compared to $520.5 million with pre-established interest reserves of $51.1 million at December 31, 2021.  The balance for construction loans with interest reserves that have been extended was $33.1 million with pre-established interest reserves of $0.4 million at September 30, 2022, compared to $20.4 million with pre-established interest reserves of $0.4 million at December 31, 2021.  Land loans of $43.5 million were disbursed with pre-established interest reserves of $1.0 million at September 30, 2022, compared to $46.2 million of land loans disbursed with pre-established interest reserves of $0.6 million at December 31, 2021.  At September 30, 2022 and December 31, 2021, the balance for land loans with interest reserves that have been extended was $0.9 million with pre-established interest reserves of $58 thousand.

At September 30, 2022 and December 31, 2021, the Bank had no loans on non-accrual status with available interest reserves.  At September 30, 2022 and December 31, 2021, there were zero non-accrual non-residential construction loans, residential construction loans, and land loans that were originated with pre-established interest reserves.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of the property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; and Las Vegas, Nevada. The Company also has loan customers in Hong Kong. The Company has no specific industry concentration, and generally our loans are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of September 30, 2022, or as of December 31, 2021.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 29.0% of the Bank’s total risk-based capital as of September 30, 2022, and December 31, 2021. Total CRE loans represented 289.9% of total risk-based capital as of September 30, 2022, and 284.7% as of December 31, 2021 which were within the Bank’s internal limit of 400%, of total capital.

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

The allowance for loan losses was $148.8 million and the allowance for off-balance sheet unfunded credit commitments was $7.5 million at September 30, 2022, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded credit commitments. The allowance for credit losses represented 0.86% of period-end gross loans and 219.3% of non-performing loans at September 30, 2022. The comparable ratios were 0.88% of period-end gross loans and 212.9% of non-performing loans at December 31, 2021.

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

In calculating our allowance for credit losses in the third quarter of 2022, management included an additional reserve adjustment to reflect the time gap between the preparation of the September 2022 Moody’s forecast of future GDP, unemployment rates, CRE and home price indexes and the higher likelihood of an economic slowdown resulting for the impact of higher interest rates. Our methodology and framework along with the 8-quarter reasonable and supportable forecast period and the 4-quarter reversion period have remained consistent since the implementation of CECL on January 1, 2021. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.

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

Our allowance for credit losses is sensitive to a number of inputs, including macroeconomic forecast assumptions and credit rating migrations during the period. Our macroeconomic forecasts used in determining the September 30, 2022, allowance for credit losses consisted of three scenarios. The baseline scenario reflects ongoing GDP growth and falling unemployment in 2022, generally in line with market expectations, and consistent with waning COVID transmission and improved supply chains. The upside scenario reflects a faster recovery in consumer spending and stronger productivity growth in 2022 relative to the baseline scenario. The downside scenario contemplates a short recession due to the Russian invasion of Ukraine worsens significantly, worsening supply-chain disruptions, resurgent COVID infections that results in negative GDP growth, and rising unemployment beginning in the third quarter of 2022. We placed the most weight on our baseline scenario, with the remaining weighting split equally between the upside and downside scenarios.

Keeping all other factors constant, we estimate that if we had applied 100% weighting to the downside scenario, the allowance for credit losses as of September 30, 2022, would have been approximately $40.8 million higher. This estimate is intended to reflect the sensitivity of the allowance for credit losses to changes in our scenario weights and is not intended to be indicative of future changes in the allowance for credit losses.

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

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)
Allowance for loan losses
Balance at beginning of period	$148,772	$131,256	$136,157	$166,538
Impact of ASU 2016-13 adoption	—	—	—	(1,560)
Adjusted beginning balance	$148,772	$131,256	$136,157	$164,978
Provision/(Reversal) for credit losses	602	3,000	12,709	(15,710)
Charge-offs:
Commercial loans	(2,091)	(2,649)	(2,362)	(19,499)
Real estate loans	(137)	(3)	(138)	(3)
Total charge-offs	(2,228)	(2,652)	(2,500)	(19,502)
Recoveries:
Commercial loans	1,576	121	2,109	1,545
Construction loans	—	76	6	76
Real estate loans	95	144	336	558
Total recoveries	1,671	341	2,451	2,179
Balance at the end of period	$148,817	$131,945	$148,817	$131,945

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$6,136	$8,050	$7,100	$5,880
Impact of ASU 2016-13 adoption	—	—	—	6,018
Adjusted beginning balance	6,136	8,050	7,100	11,898
Reversal for credit losses	1,398	50	434	(3,798)
Balance at the end of period	$7,534	$8,100	$7,534	$8,100

Average loans outstanding during the period	$17,923,495	$15,798,496	$17,468,247	$15,725,324
Total gross loans outstanding, at period-end	$18,106,803	$15,976,781	$18,106,803	$15,976,781
Total non-performing loans, at period-end	$71,297	$73,015	$71,297	$73,015
Ratio of net (recoveries)/charge-offs to average loans outstanding during the period	0.01%	0.06%	0.00%	0.15%
Provision for credit losses to average loans outstanding during the period	0.04%	0.08%	0.10%	(0.17% )
Allowance for credit losses to non-performing loans, at period-end	219.30%	191.80%	219.30%	191.80%
Allowance for credit losses to gross loans, at period-end	0.86%	0.88%	0.86%	0.88%

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	September 30, 2022		December 31, 2021
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	(In thousands)
Type of Loan:
Commercial loans	$50,399	18.2%	$43,394	18.4%
Real estate construction loans	6,211	3.5	6,302	4.2
Commercial mortgage loans	70,050	48.3	61,081	48.7
Residential mortgage loans and equity lines	22,029	30.0	25,379	28.7
Installment and other loans	128	0.0	1	—
Total loans	$148,817	100%	$136,157	100%

The allowance allocated to commercial loans increased $7.0 million, or 16.1%, to $50.4 million at September 30, 2022, from $43.4 million at December 31, 2021. The increase is due primarily to an increase in allocated allowance for non-accrual commercial loans.

The allowance allocated to real estate construction loans decreased $91 thousand, or 1.4%, to $6.2 million at September 30, 2022, from $6.3 million at December 31, 2021. The decrease is due primarily to a decrease in loan volume.

The allowance allocated to commercial mortgage loans increased $9.0 million, or 14.7%, to $70.1 million at September 30, 2022, from $61.1 million at December 31, 2021. The increase is due primarily to an increase in commercial mortgage loans and an increase in the expected life for multifamily loans as a result of our annual CECL recalibration.

The allowance allocated for residential mortgage loans and equity lines decreased by $3.4 million, or 13.2%, to $22.0 million as of September 30, 2022, from $25.4 million at December 31, 2021. The decrease is due primarily to a decrease in the expected life for residential mortgages as a result of our annual CECL recalibration.

Deposits

Total deposits were $18.6 billion as September 30, 2022, an increase of $516.9 million, or 2.9%, from $18.1 billion as December 31, 2021. During the third quarter of 2022, our deposits increased by $288.4 million, or 6.4% annualized.

The following table sets forth the deposit mix as of the dates indicated:

	September 30, 2022		December 31, 2021
	Amount	Percentage	Amount	Percentage
Deposits	(In thousands)
Non-interest-bearing demand deposits	$4,398,152	23.7%	$4,492,054	24.9%
NOW deposits	2,570,036	13.8	2,522,442	14.0
Money market deposits	4,935,266	26.6	4,611,579	25.5
Savings deposits	1,128,823	6.1	915,515	5.1
Time deposits	5,543,474	29.8	5,517,252	30.5
Total deposits	$18,575,751	100.0%	$18,058,842	100.0%

The following table sets forth the maturity distribution of time deposits at September 30, 2022:

	At September 30, 2022
	Time Deposits - under $100,000	Time Deposits - $100,000 and over	Total Time Deposits
	(In thousands)
Three months or less	$411,459	$1,189,398	$1,600,857
Over three to six months	376,119	890,147	1,266,266
Over six to twelve months	217,030	2,307,237	2,524,267
Over twelve months	28,896	123,188	152,084
Total	$1,033,504	$4,509,970	$5,543,474

Percent of total deposits	5.6%	24.3%	29.8%

Borrowings

Borrowings include securities sold under agreements to repurchase, Federal funds purchased, funds obtained as advances from the FHLB of San Francisco, and borrowings from other financial institutions.

Borrowings from the FHLB – There were $225.0 million over-night borrowings from the FHLB as of September 30, 2022, and no over-night borrowings as of December 31, 2021. Advances from the FHLB were $360.0 million at an average rate of 3.10% as of September 30, 2022, compared to $20.0 million at an average rate of 2.89% as of December 31, 2021. As of September 30, 2022, FHLB advances of $325.0 million will mature in October 2022, $20.0 million will mature in May 2023 and $15.0 million will mature in September 2024.

Junior Subordinated Notes – At September 30, 2022, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 5.6%, compared to $119.1 million with a weighted average rate of 2.38% at December 31, 2021. The Junior Subordinated Notes have a stated maturity term of 30 years. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

For additional information, see Note 11 to the Company’s unaudited Consolidated Financial Statements.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of September 30, 2022. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$5,391,390	$147,705	$4,359	$20	$5,543,474
Advances from the Federal Home Loan Bank	345,000	15,000	—	—	360,000
Other borrowings	—	—	—	22,651	22,651
Long-term debt	—	—	—	119,136	119,136
Operating leases	11,064	14,905	7,659	2,366	35,994
Total contractual obligations and other commitments	$5,747,454	$177,610	$12,018	$144,173	$6,081,255

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

Capital Resources

Total equity was $2.42 billion as of September 30, 2022, a decrease of $26.7 million, from $2.45 billion as of December 31, 2021, primarily due to net income of $263.0 million, stock-based compensation of $5.2 million, proceeds from dividend reinvestment of $2.8 million and stock issued to directors of $0.8 million, offset by, other comprehensive loss of $109.8 million, purchases of treasury stock of $109.8 million, common stock cash dividends of $76.1 million and shares withheld related to net share settlement of RSUs of $2.8 million.

The following table summarizes changes in total equity for the nine months ended September 30, 2022:

Nine months ended
September 30, 2022
(In thousands)
Net income	$263,041
Proceeds from shares issued through the Dividend Reinvestment Plan	2,792
Shares withheld related to net share settlement of RSUs	(2,864)
Purchase of treasury stock	(109,774)
Stock issued to directors	849
RSU vested	1
Share-based compensation	5,183
Cash dividends paid to common stockholders	(76,111)
Other comprehensive loss	(109,809)
Net decrease in total equity	$(26,692)

Capital Adequacy Review

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The following tables set forth actual and required capital ratios as of September 30, 2022 and December 31, 2021 for Bancorp and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2021 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2022	(In thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,136,403	12.06	$1,240,523	7.00	$1,151,914	6.50
Cathay Bank	2,221,644	12.54	1,239,943	7.00	1,151,376	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,136,403	12.06	1,506,349	8.50	1,417,741	8.00
Cathay Bank	2,221,644	12.54	1,505,646	8.50	1,417,078	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,408,255	13.59	1,860,785	10.50	1,772,176	10.00
Cathay Bank	2,377,996	13.42	1,859,915	10.50	1,771,348	10.00

Leverage Ratio
Cathay General Bancorp	2,136,403	10.02	853,269	4.00	1,066,586	5.00
Cathay Bank	2,221,644	10.42	852,622	4.00	1,065,778	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2021	(In thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,056,601	12.80	$1,124,381	7.00	$1,044,068	6.50
Cathay Bank	2,137,925	13.32	1,123,721	7.00	1,043,455	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,056,601	12.80	1,365,320	8.50	1,285,007	8.00
Cathay Bank	2,137,925	13.32	1,364,519	8.50	1,284,253	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,315,358	14.41	1,686,572	10.50	1,606,259	10.00
Cathay Bank	2,281,182	14.21	1,685,582	10.50	1,605,316	10.00

Leverage Ratio
Cathay General Bancorp	2,056,601	10.40	791,226	4.00	989,033	5.00
Cathay Bank	2,137,925	10.82	790,430	4.00	988,037	5.00

As of September 30, 2022, capital levels at Bancorp and the Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of September 30, 2022 at Bancorp and the Bank exceed the minimum levels necessary to be considered “well capitalized.”

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

The Company declared a cash dividend of $0.34 per share on 73,774,691 shares outstanding on August 30, 2022, for distribution to holders of our common stock on September 9, 2022. The Company paid total cash dividends of $25.1 million in the third quarter of 2022.

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

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. As of September 30, 2022, and 2021, the ineffective portion of these interest rate swaps was not significant.

The notional amount and net unrealized loss of the Company’s cash flow derivative financial instruments as of September 30, 2022, and December 31, 2021, were as follows:

	September 30, 2022	December 31, 2021
Cash flow swap hedges:	(In thousands)
Notional	$119,136	$119,136
Weighted average fixed rate-pay	2.61%	2.61%
Weighted average variable rate-receive	2.07%	0.16%

Unrealized gain/(loss), net of taxes (1)	$2,527	$(3,276)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Periodic net settlement of swaps (2)	$138	$754	$1,311	$2,196

(1) Included in other comprehensive income.
(2) the amount of periodic net settlement of interest rate swaps was included in interest expense.

The Bank entered into interest rate swap contracts that are matched to fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. As of September 30, 2022, the Bank’s outstanding interest rate swap contracts had a notional amount of $877.2 million for various terms from three to ten years. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of September 30, 2022, and 2021, the ineffective portion of these interest rate swaps was not significant.

The Company has designated as a partial-term hedging election $670.2 million notional as last-of-layer hedge on pools of loans with a notational value of $1.2 billion as of September 30, 2022. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month LIBOR interest rate swaps to convert the last-of-layer $670.2 million portion of $1.2 billion fixed rate loan pools in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranches. As of September 30, 2022, the last-of-layer loan tranche had a fair value basis adjustment of $32.8 million. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by our Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivative clearing organization and daily margin is indirectly maintained with the derivative clearing organization. There was no cash collateral deposit posted by Bancorp related to derivative contracts as of September 30, 2022 and $5.9 million as of December 31, 2021.

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of September 30, 2022, and December 31, 2021, were as follows:

	September 30, 2022	December 31, 2021
Fair value swap hedges:	(In thousands)
Notional	$877,188	$729,280
Weighted average fixed rate-pay	2.14%	2.65%
Weighted average variable rate spread	0.54%	1.31%
Weighted average variable rate-receive	1.98%	1.43%

Unrealized gain/(loss), net of taxes (1)	$40,465	$(1,013)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Periodic net settlement of swaps (2)	$1,461	$(2,363)	$(1,628)	$(7,137)

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

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of September 30, 2022, and December 31, 2021, were as follows:

Derivative financial instruments	September 30, 2022	December 31, 2021
not designated as hedging instruments:	(In thousands)
Notional amounts:
Option contracts	$-	$676
Spot, forward, and swap contracts with positive fair value	$162,518	$181,997
Spot, forward, and swap contracts with negative fair value	$45,990	$51,782
Fair value:
Option contracts	$-	$3
Spot, forward, and swap contracts with positive fair value	$752	$1,113
Spot, forward, and swap contracts with negative fair value	$(2,054)	$(327)

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of September 30, 2022, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 13.7% compared to 17.3% as of December 31, 2021.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At September 30, 2022, the Bank had an approved credit line with the FHLB of San Francisco totaling $5.3 billion. Total advances from the FHLB of San Francisco were $360.0 million and standby letters of credit issued by the FHLB on the Company’s behalf were $754.8 million as of September 30, 2022. These borrowings bear fixed rates and are secured by the Bank’s loans. See Note 11 to the Consolidated Financial Statements. At September 30, 2022, the Bank pledged $630.4 thousand of its commercial loans and $1.6 million of securities to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $1.9 million from the Federal Reserve Bank Discount Window at September 30, 2022.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At September 30, 2022, investment securities totaled $1.4 billion, with $144.3 million pledged as collateral for borrowings and other commitments. The remaining balance was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 97.3% of our time deposits mature within one year or less as of September 30, 2022. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. As of September 30, 2022, management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs. Deposits and other sources of liquidity, however, may be adversely impacted by the COVID-19 pandemic and its related economic impacts.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $185.0 million and $155.0 million during the third quarter of 2022 and 2021, respectively.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of September 30, 2022:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	10.6	3.5
+100	5.3	2.2
-100	-7.5	1.0
-200	-18.3	5.2

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

There has not been any change in our internal control over financial reporting that occurred during the third quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(July 1, 2022 - July 31, 2022)	65,000	$41.29	65,000	$91,728,331
(August 1, 2022 - August 31, 2022)	804,929	$43.34	804,929	$56,840,800
(September 1, 2022 - September 30, 2022)	209,611	$41.59	209,611	$48,122,085
Total	1,079,540	$42.02	1,079,540	$48,122,085

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

Date: November 8, 2022
/s/ Chang M. Liu
Chang M. Liu
President and Chief Executive Officer

Date: November 8, 2022
/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and
Chief Financial Officer