Form 10-K
period 2022-12-31
CATHAY GENERAL BANCORP
filed 2023-02-28
CIK 861842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) was $2,768,182,154. This value is estimated solely for the purposes of this cover page. The market value of shares held by registrant’s directors, executive officers, and Employee Stock Ownership Plan have been excluded because they may be considered to be affiliates of the registrant.

As of February 15, 2023, the registrant had outstanding 72,556,149 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement relating to registrant’s 2023 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2022, are incorporated by reference in this Form 10-K in response to Part III, Items 10 through 14 of this Form 10-K.

Auditor Name: KPMG LLP	Auditor Location: Los Angeles, California	Auditor Firm ID: 185

CATHAY GENERAL BANCORP

2022 ANNUAL REPORT ON FORM 10-K

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

Our principal place of business is located at 777 North Broadway, Los Angeles, California 90012, with our main telephone number at (213) 625-4700. Certain of our administrative offices are located at 9650 Flair Drive, El Monte, California 91731. Our common stock is traded on the NASDAQ Global Select Market, and our trading symbol is “CATY”.

The Bancorp is regulated as a bank holding company by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Cathay Bank is regulated as a California commercial bank by the California Department of Financial Protection and Innovation (“DFPI”) and the Federal Deposit Insurance Corporation (“FDIC”).

At December 31, 2022, we had $22.0 billion in total consolidated assets, $18.1 billion in net loans, $18.5 billion in deposits, and $2.5 billion in shareholders’ equity.

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

Employees

Due to the limited nature of the Bancorp’s activities as a bank holding company, the Bancorp currently does not employ any persons other than the Bancorp’s management, which includes the Chief Executive Officer and President, Executive Chairman, the Chief Financial Officer, the Corporate Secretary and General Counsel, and the Assistant Corporate Secretary. See also “Business of the Bank — Employees” below under this Item 1 where we describe human capital management matters for Cathay Bank. In the future, the Bancorp may become an operating company or may engage in such other activities or acquire such other businesses as may be permitted by applicable law.

Business of the Bank

General

Cathay Bank was incorporated under the laws of the State of California on August 22, 1961, is licensed by the DFPI, and commenced operations as a California state-chartered bank on April 19, 1962. Cathay Bank is an insured bank under the Federal Deposit Insurance Act by the FDIC, but it is not a member of the Federal Reserve.

The Bank’s head office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. As of December 31, 2022, the Bank has branch offices in Southern California (24 branches), Northern California (19 branches), New York (9 branches), Washington (four branches), Illinois (two branches), Texas (two branches), Maryland (one branch), Massachusetts (one branch), Nevada (one branch), New Jersey (one branch), and Hong Kong (one branch) and a representative office in Beijing, Shanghai, and Taipei. Deposit accounts at the Hong Kong branch are not insured by the FDIC. Each branch has loan approval rights subject to the branch manager’s authorized lending limits. Current activities of the Beijing, Shanghai, and Taipei representative offices are limited to coordinating the transportation of documents to the Bank’s head office and performing liaison services.

Our primary market area is defined by the CRA delineation, which includes the contiguous areas surrounding each of the Bank’s branch offices. It is the Bank’s policy to reach out and actively offer services to low-to- moderate income groups in the delineated branch service areas. Many of the Bank’s employees speak more than one language, including both English and one or more Chinese dialects or Vietnamese, and are thus able to serve the Bank’s English, Chinese and Vietnamese speaking clients.

As a commercial bank, the Bank offers products and services to businesses, such as checking and deposit, lines of credits, commercial and commercial real estate loans, merchant services and payment processing, treasury management services, international banking and financing services, and other customary banking services. The bank offers similar services that are available to consumers.

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

Through its Cathay Wealth Management business unit, the Bank offers clients a range of investment products and services, such as stocks, bonds, mutual funds, insurance, annuities, and advisory services.  As of December 31, 2022, all securities and insurance products provided by Cathay Wealth Management are offered by, and all financial consultants are registered with, Cetera Investment Services LLC, a registered securities broker/dealer and licensed insurance agency and member of the Financial Industry Regulatory Authority and Security Investor Protection Corporation. Cetera Investment Services LLC and Cathay Bank are independent entities. The securities and insurance products offered by Cetera Investment Services LLC are not insured by the FDIC.

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

Loans

The Bank’s Board of Directors and senior management establish, review, and modify the Bank’s lending policies. These policies include (as applicable) an evaluation of a potential borrower’s financial condition, ability to repay the loan, character, secondary repayment sources (such as guaranties), quality and availability of collateral, capital, leverage capacity and regulatory guidelines, market conditions for the borrower’s business or project, and prevailing economic trends and conditions. Loan originations are obtained through a variety of sources, including existing clients, walk-in clients, referrals from brokers or existing clients, and advertising. While loan applications are accepted at all branches, the Bank’s centralized document department supervises the application process including documentation of loans, review of appraisals, and credit reports.

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

Deposits

The Bank offers a variety of deposit products to meet its clients’ needs. As of December 31, 2022, the Bank offered passbook accounts, checking accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, and public funds deposits. These products are priced generally to promote growth of deposits in a safe and sound manner.

The Bank’s deposits are generally obtained from residents within its geographic market area. The Bank utilizes traditional marketing methods to attract new clients and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. From time to time, the Bank may offer special deposit promotions. Information concerning types of deposit accounts, average deposits and rates, and maturity of time deposits is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 9 to the Consolidated Financial Statements.

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

Subsidiaries of Cathay Bank

Cathay Holdings LLC (“CHLLC”) was incorporated in December 2007. The purpose of this subsidiary is to hold other real estate owned in the state of Texas that was transferred from the Bank. As of December 31, 2022, CHLLC no longer owned properties.

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

To compete with other financial institutions in our primary service areas, the Bank relies principally upon personal contacts by our officers, directors, employees, and stockholders, our long established relationships with the Chinese-American communities, the Bank’s responsiveness to client needs, local promotional activities, availability and pricing of loan and deposit products, extended hours on weekdays, Saturday banking in certain locations, Internet banking, an Internet website (www.cathaybank.com), and other specialized services. The content of our website is not incorporated into and is not part of this Annual Report on Form 10-K.

If a proposed loan exceeds the Bank’s internal lending limits, the Bank has, in the past, and may in the future, arrange the loan on a participation or syndication basis with correspondent banks. The Bank also assists clients requiring other services not offered by the Bank to obtain these services from its correspondent banks.

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

As of December 31, 2022, Cathay Bank employed approximately 1,178 regular full-time equivalent employees, of whom 1,138 were located in the United States and 40 were located in China, Hong Kong and Taiwan. Of the total number of employees, 683 are banking officers. None of the employees are represented by a union.

Diversity and Inclusion

Inclusion and diversity are the cultural hallmarks of Cathay Bank. We benefit from the diversity of our staff offering a multiplicity of viewpoints, backgrounds and experiences, in service of our clients and the commercial and financial industries in which we work.

Our staff comprise of a diverse mixture of different genders, races, ethnic backgrounds, religions, sexual orientations, cultures and primary languages. Our commitment to diversity enables us to draw from a remarkable wealth of talent to recruit and retain the best employees to provide innovative solutions for our clients' banking needs. The Bank in continuing its efforts to expand gender diversity on the Bank’s Board, and senior management.

In 2022, 82% of our employees are of Asian descent, 12% are members of non-Asian traditionally underrepresented racial/ethnic groups, and 6% are Caucasian. At the manager-level, 77% are of Asian descent, 12% are members of non-Asian traditionally underrepresented racial/ethnic groups, and 11% are Caucasian. 57% of our management-level positions are held by women, and 64% of our employees are women. Our 12-member Board of Directors consists of 11 members of traditionally underrepresented racial/ethnic groups descent and a quarter of the Board seats are held by women.

Our commitment to diversity and inclusion extends to our community. We invest in affordable housing and renewable energy projects; in addition, we offer community checking and various affordable home ownership and loan programs serving the underbanked, and routinely engage in collaboration with local nonprofit organizations working together to build and cultivate lives in low-to-moderate income communities. We also promote diversity and inclusion among our supplier base, through the Cathay Bank Vendor Diversity Program. The program promotes the use of suppliers owned by minority, women, and small businesses, to help contribute to long-term economic sustainability in our communities.

Grow, Engage and Elevate

The Bank believes that its future success is highly dependent upon its continued ability to attract qualified employees. As part of our efforts to attract and motivate employees, we offer competitive compensation and benefits package that includes healthcare and 401(k) benefits, parental and family leave, holiday and paid time off, and tuition assistance.

Recruiting the best and brightest is just the beginning. Cathay Bank’s goal is to provide a robust platform that allows employees to truly grow, engage and elevate to their full potential. We believe every individual is integral to our success, and we strive to provide an engaging environment with training and development opportunities throughout one’s career.

Employee Learning and Development

We offer employees opportunities for both personal and professional growth and development. From instructor-led development training programs to inter-department transfer opportunities and a database library of self-developed online learning courses needed to succeed.

Cathay Bank’s skill-building programs are aligned with a common set of objectives and framework focused on compliance, technical, professional and management development. For example, our Emerging Leadership I Program for newly promoted supervisors and managers and our Emerging Leadership II Program for senior managers and leaders are designed to help employees enhance efficiency and communication effectiveness among team members in their current and future roles. There is an expectation that every employee has a development goal as a part of individual performance objectives.

Employee Health and Wellness

Cathay Bank manages organizational and personal health to gain insight into employees’ experiences, levels of workplace satisfaction, and feelings of engagement with the Bank. We have in the place a Cathay Well-Being program since 2014, that encourage employees to stay active by enriching their wellbeing experiences through participation in a variety of fun and easy healthy habits and challenges with an added incentive to qualify for additional discounts on their medical premiums. As of December 31, 2022, we have 65% of our employees participating in the Well-Being program.

Executive Officers of the Registrant

The table below sets forth the names, ages, and positions at the Bancorp and the Bank of all executive officers of the Company as of February 15, 2023.

Name	Age	Present Position and Principal Occupation During the Past Five Years

Dunson K. Cheng	78

Executive Chairman of the Boards of Directors of the Bancorp and the Bank since October 2016; Director of the Bancorp since 1990; Director of the Bank since 1982; Chairman of the Boards of Directors of the Bancorp and the Bank from 1994 to September 2016; President of the Bank from 1985 to March 2015; President and Chief Executive Officer of the Bancorp from 1990 to September 2016.

Chang M. Liu	56

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

Heng W. Chen	70	Executive Vice President, Chief Financial Officer, and Treasurer of the Bancorp since 2003; Executive Vice President of the Bank since 2003; Chief Financial Officer of the Bank since 2004.

Kim R. Bingham	66	Chief Risk Officer of the Bank since 2014; Executive Vice President of the Bank since 2004; Chief Credit Officer of the Bank from 2004 to 2013.

Mark H. Lee	60

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

May K. Chan	45

Senior Vice President, General Counsel and Corporate Secretary of Bancorp and the Bank since 2020; Sustainability Officer of Bancorp and the Bank since 2022; First Vice President and Associate General Counsel of Bancorp and the Bank from 2015 to 2020; Senior Counsel of Business Banking Group at Wells Fargo Bank from 2014 to 2015; and Senior Associate of the Finance Department at Latham & Watkins LLP from 2002 to 2011.

Available Information

We invite you to visit our website at www.cathaygeneralbancorp.com, to access free of charge the Bancorp's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The content of our website is not incorporated into and is not part of this Annual Report on Form 10-K. In addition, to obtain a free copy of any of those reports, you can write to us at Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attn: Investor Relations. The SEC also maintains a website at http://www.sec.gov that contains the reports, proxy and information statements and other information we file with or furnish to them.

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

●

Compliance with provisions of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) and other federal and state laws dealing with privacy for nonpublic personal information of clients. The federal bank regulators have adopted rules limiting the ability of banks and other financial institutions to disclose non-public information about consumers to unaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to an unaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

The Bank operates branches and/or loan production offices in California, New York, Washington, Illinois, Texas, Maryland, Massachusetts, Nevada, and New Jersey. While the DFPI remains the Bank’s primary state regulator, the Bank’s operations in these jurisdictions are subject to examination and supervision by local bank regulators, and transactions with clients in those jurisdictions are subject to local laws, including consumer protection laws. The Bank also operates a branch in Hong Kong and a representative office in Beijing, Shanghai, and Taipei. The operations of these foreign offices and branches (and limits on the scope of their activities) are subject to local law and regulatory authorities in addition to regulation and supervision by the DFPI and the Federal Reserve.

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

At December 31, 2022, (i) the Bancorp’s and the Bank’s common equity Tier 1 capital ratios were 12.21% and 12.75%, respectively; (ii) their total risk-based capital ratios were 13.73% and 13.61% respectively; (iii) their Tier 1 risk-based capital ratios were, 12.21% and 12.75% respectively; and (iv) their leverage capital ratios were, respectively, 10.08% and 10.53% respectively all of which exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes.

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

As of December 31, 2022, the Bancorp and the Bank met all requirements to be considered well-capitalized under the Basel III Capital Rules.

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

Anti-Money Laundering and OFAC Regulations

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing through AML and OFAC regulations. AML laws and regulations, including the Bank Secrecy Act and the U.S.A. Patriot Act, require us to assist U.S. government agencies in detecting and preventing money laundering and other illegal acts by maintaining policies, procedures and controls designed to detect and report money laundering, terrorist financing, and other suspicious activity. The AML program must include, at a minimum, a designated compliance officer, written policies, procedures and internal controls, training of appropriate personnel and independent testing of the program, and a client identification program.

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

In the exercise of their supervisory and examination authority, the regulatory agencies have recently emphasized corporate governance, stress testing, enterprise risk management and other board responsibilities; anti-money laundering compliance and enhanced high-risk client due diligence; vendor management; cyber security and fair lending and other consumer compliance obligations.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our client deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits of $250 thousand for each depositor pursuant to the Dodd-Frank Act. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. As an institution with $10.0 billion or more in assets, the FDIC uses a performance score and a loss-severity score to calculate an initial assessment rate for the Bank. In calculating these scores, the FDIC uses the Bank’s capital level and regulatory supervisory ratings and certain financial measures to assess the Bank’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.

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

The Federal Reserve and other bank regulatory agencies also have adopted guidelines for safeguarding confidential, personal client information. These guidelines require financial institutions to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of client information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any client. Financial institutions are also required to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, financial institutions must provide explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required by law, prohibits disclosing such information. The Bank has adopted a client information security and privacy program to comply with such requirements.

Operations, consumer and privacy compliance laws and regulations also mandate certain disclosure and reporting requirements and regulate the manner in which financial institutions must deal with clients when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to lawsuits and penalties, including enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

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

Cybersecurity

Federal regulators have issued multiple statements regarding cybersecurity and that financial institutions need to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised client credentials, including security measures to reliably authenticate clients accessing internet-based services of the financial institution. In addition, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations in the event of a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to a cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states, notably including California where our banking business is concentrated, have adopted laws and/or regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many such states (including California) have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and we continue to monitor relevant legislative and regulatory developments in California where most of our clients are located.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our clients and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our clients. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.

Environmental Regulations

In the course of the Bank’s business, the Bank may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. The Bank may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clear up hazardous or toxic substances, or chemical releases at a property. In some cases, environmental laws ascribe liability without respect to contribution to the contamination in question or the lawfulness of disposal at the time it occurred. The costs associated with investigation or remediation activities could be substantial. In addition to existing regulations, federal and state-level regulation regarding certain environmental and social disclosures are emerging and compliance with future regulation will likely increase our compliance-related costs. See Item 1A. Risk Factors for a further discussion of risks related to regulations and liabilities.

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

Securities and Corporate Governance

The Bancorp is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Global Select Market, the Company is subject to NASDAQ listing standards for listed companies. The Bancorp is also subject to the Sarbanes-Oxley Act of 2002, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other matters, required executive certification of financial presentations, corporate governance requirements for board and its audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow stockholders and investors to more easily and efficiently monitor the performance of companies and their directors. Under the Sarbanes-Oxley Act, management and the Bancorp’s independent registered public accounting firm are required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2022. These assessments are included in Part II — Item 9A — “Controls and Procedures.”

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

Audit Requirements

The Bank is required to have an annual independent audit, alone or as a part of the Bancorp’s audit, and to prepare all financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Bank and the Bancorp are also each required to have an audit committee comprised entirely of independent directors. As required by NASDAQ, the Bancorp has certified that its audit committee has adopted formal written charters and meets the requisite number of directors, independence, and other qualification standards. As such, among other requirements, the Bancorp must maintain an audit committee that includes members with banking or related financial management expertise, has access to its own outside counsel, and does not include members who are large clients of the Bank. In addition, because the Bank has more than $3.0 billion in total assets, it is subject to the FDIC requirements for audit committees of large institutions.

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

●

As permitted by the CARES Act, and as extended by the CAA, we have elected to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a troubled debt restructuring (“TDR”), including impairment for accounting purposes, until January 1, 2022.

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

Item 1A.     Risk Factors

Ownership of our common stock involves certain risks. The risks and uncertainties described below are not the only ones we face. Understanding these risks is important to understanding any statement in this Annual Report on Form 10-K. You should carefully read and consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K, including under the heading “Management’s Discussion and Analysis”. Further, to the extent that any of the information in this report, or in other reports we file with the SEC, constitutes forward-looking statements, the risk factors below are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See "Forward-Looking Statements". The risks described below are not the only ones facing our business. Additional risks that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This Annual Report on Form 10-K is qualified in its entirety by these risk factors.

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

Risk Factors Summary

The following is a summary of the material risks that we believe could adversely affect our business, operations and financial results. These risks are discussed more fully below and include, but are not limited to:

Market and Economic Risks

●	Unfavorable or uncertain economic and market conditions, including in California and the other markets in which we operate, can adversely affect our industry and business.

●	Our loan portfolio is largely secured by real estate, and a downturn in the real estate market may adversely affect our results of operations.

●	Adverse conditions in Asia and elsewhere could adversely affect our business.

●	The soundness of other financial institutions could adversely affect us.

Credit, Interest Rate and Liquidity Risks

●	We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.

●	The allowance for credit losses is an estimate of expected credit losses. Actual credit losses in excess of the estimate could adversely affect our results of operations and capital.

●	Our business is subject to interest rate risk, and fluctuations in interest rates could reduce our net interest income and adversely affect our business.

●	Inflation and deflation may adversely affect our financial performance.

●	Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

●	If the Company’s goodwill were determined to be impaired, it would result in a charge against earnings and thus a reduction in stockholders’ equity.

Operational Risks

●	We may incur significant losses as a result of ineffective risk management processes and strategies.

●	Concentration of risk increases the potential for significant losses.

●

COVID-19 could have negative effects on our commercial real estate (“CRE’) and other loans, including loans to hotels/motels, restaurants and the retail industry, which are dependent for repayment on the successful operation and management of the CRE, the strength of the CRE industry broadly and other factors outside of the borrower’s control.

●	Our commercial loan, CRE loan and construction loan portfolios expose us to risks that may be greater than the risks related to our other loans.

●	Our investments and/or financings in certain tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on our financial results.

●	Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral.

●	Our use of third-party vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

●	Our deposit insurance premiums could increase in the future, which could have a material adverse impact on future earnings and financial condition.

●	As we expand our business outside of California markets, including through acquisitions, we may encounter additional risks that could adversely affect our business and earnings.

●	We face substantial competition from our competitors.

●	We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

●	Natural disasters, geopolitical events, public health crises and other catastrophic events beyond our control could adversely affect us.

●	Increasing scrutiny and expectations on ESG matters, including climate change, from a variety of stakeholders may increase our costs or otherwise adversely affect our business.

Information, Information Technology and Privacy Risks

●	We depend on the accuracy and completeness of information about clients.

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

●	Managing reputational risk is important to attracting and maintaining clients, investors, and employees.

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

Market and Economic Risks

Current unfavorable and uncertain economic and market conditions may adversely affect our industry and business.

Our financial performance generally, as well as the ability of borrowers to make loan payments, the value of the collateral securing those loans, and the demand for loans and our other products and services, are highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. Unfavorable or uncertain economic and market conditions, some of which are present in the current macroeconomic environment, have in the past and may in the future lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for our products and services. Based on a review of the appropriateness of the allowance for loan losses at December 31, 2022 in light of current economic conditions, we recorded a provision for credit losses of $14.3 million in the year ended December 31, 2022. If the economic forecast or other factors worsen relative to the assumptions we utilized, our allowance for loan losses will increase accordingly in future periods.

Additionally, market interest rates have increased significantly. We expect that these increases in interest rates, especially if prolonged, could affect our net interest income, margins and our profitability. Our assets and liabilities may be significantly impacted by changes in interest rates.

Factors related to inflation, recession, unemployment, volatile interest rates, changes in tariffs and trade policies, international conflicts, real estate values, energy prices, state and local municipal budget deficits, consumer confidence level, government spending and any government shutdowns, the U.S. national debt, natural disasters, geopolitical events, public health crises and other factors outside of our control also may assert economic pressures on consumers and businesses and adversely affect our business, financial condition, results of operations and stock price.

We may face the following risks, among others, in connection with these events:

●

Unfavorable market conditions triggered by any of these events result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio.

●

Economic pressure on consumers and uncertainty regarding continuing economic improvement resulting from any of these events may result in changes in consumer and business spending, borrowing and saving habits. Such conditions could have a material adverse effect on the credit quality of our loans or our business, financial condition or results of operations.

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

●

There have been changes and discussions with respect to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our clients import or export, could cause the prices of our clients’ products to increase which could reduce demand for such products, or reduce our client margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact ours and/or our clients' costs, demand for our clients' products, and/or the U.S. economy or certain sectors thereof and, thus, adversely impact our business, financial condition and results of operations.

Economic conditions in California and the other markets in which we operate may adversely affect our business.

Our banking operations are concentrated primarily in California, and secondarily in New York, Washington, Illinois, Texas, Maryland, Massachusetts, Nevada, New Jersey, and Hong Kong. The economic conditions in these local markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole. Adverse economic conditions in these regions in particular could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by clients, decrease demand for our loans and other services and erode the value of loan collateral. These conditions include the effects of the general decline in real estate sales and prices in many markets across the United States; declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters, pandemics and health crises, geopolitical events; state or local government insolvency or budget disputes; changes in taxes, tariffs, trade policies and other government regulations and polices; or a combination of these or other factors. These conditions could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us, if at all, and could also cause a decline in demand for our products and services, or a lack of growth or a decrease in deposits, any of which may cause us to incur losses, adversely affect our capital, and hurt our business.

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

A substantial number of our clients have economic and cultural ties to Asia and, as a result, we are likely to feel the effects of adverse economic and political conditions in Asia, including the effects of rising inflation or slowing growth and volatility in the real estate and stock markets in China and other regions. Additionally, we maintain a branch in Hong Kong. U.S. and global economic and trade policies, military tensions, and unfavorable global economic conditions may adversely impact the Asian economies. In addition, pandemics and other public health crises, including the occurrence of a contagious disease or illness or concerns over the possibility of such crises could create economic, market and financial disruptions in the region.

A significant deterioration of economic conditions in Asia could expose us to, among other things, economic and transfer risk, and we could experience an outflow of deposits by those of our clients with connections to Asia. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with or loans made to such entities. Adverse economic conditions in Asia, and in China or Taiwan in particular, may also negatively impact asset values and the profitability and liquidity of our clients who operate in this region.

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

At December 31, 2022, our allowance for loan losses totaled $146.5 million and we had net charge-offs of $2.6 million for 2022. Although economic conditions in the real estate market in portions of Los Angeles, San Diego, Riverside, and San Bernardino counties and the Central Valley of California where many of our commercial real estate and construction loan clients are based, have continued to improve, the economic recovery in these areas of California is uneven and in some areas rather slow, with relatively high and persistent unemployment, and economic growth appears to have slowed. Moreover, rising interest rates may adversely affect real estate sales and the refinancing of existing real estate loans. As of December 31, 2022, we had approximately $9.4 billion in commercial real estate and construction loans. Any deterioration in the real estate market generally and in the commercial real estate and residential building segments in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income, and capital. In addition, a recent change in accounting standards will result in a significant change in how we recognize credit losses as further disclosed in the risk factor below entitled, “Our financial results could be adversely affected by changes in accounting standards or tax laws and regulations.”

The allowance for credit losses is an estimate of expected credit losses. Actual credit losses in excess of the estimate could adversely affect our results of operations and capital.

A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations, and cash flows. The allowance for credit losses is based on management’s estimate of the expected losses from our credit portfolio. If actual losses exceed the estimate, the excess losses could adversely affect our results of operations and capital. Such excess losses could also lead to larger allowances for credit losses in future periods, which could in turn adversely affect results of operations and capital in those periods. If economic conditions differ substantially from the assumptions used in the estimate or adverse developments arise with respect to our credits, future losses may occur, and increases in the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance. These agencies may require us to establish additional allowances based on their judgment of the information available at the time of their examinations. No assurance can be given that we will not sustain credit losses in excess of present or future levels of the allowance for credit losses.

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

Liquidity is essential to our business. An inability to raise funds through deposits, FHLB advances and other borrowings, the sale of loans, the issuance of securities and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Deposit balances can decrease when clients perceive alternative investments as providing a better risk/return tradeoff. If clients move money out of bank deposits and into other investments, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

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

Additionally, many of the Bank’s commercial real estate and commercial business loans are made to small and medium sized businesses that may have a heightened vulnerability to economic conditions. Moreover, we have made a portion of these loans in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations. Any unexpected deterioration in the credit quality of our commercial or commercial real estate loan portfolios would require us to increase our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations and prospects.

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

We regularly use third party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Recent regulation requires us to enhance our due diligence, ongoing monitoring and control over our third-party vendors and other ongoing third-party business relationships. In certain cases, we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for client remediation, any of which could have a material adverse effect our business, financial condition or results of operations.

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

We have engaged in expansion through acquisitions and may consider other acquisitions in the future. There are risks associated with any such expansion. These risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, encountering greater than anticipated costs in integrating acquired businesses, facing resistance from clients or employees, and being unable to profitably deploy assets acquired in the transaction. Additional country- and region-specific risks are associated with transactions outside the United States, including in China. To the extent we issue capital stock in connection with additional transactions, if any, these transactions and related stock issuances may have a dilutive effect on earnings per share and share ownership.

Our earnings, financial condition, and prospects after a merger or acquisition depend in part on our ability to successfully integrate the operations of the acquired company. We may be unable to integrate operations successfully or to achieve expected cost savings. Any cost savings which are realized may be offset by losses in revenues or other charges to earnings. As with any acquisition of financial institutions, there also may be business disruptions that cause us to lose clients or cause clients to remove their accounts from us and move their business to competing financial institutions.

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

Competition for qualified employees and personnel in the banking industry is intense and we believe there are a limited number of qualified persons with knowledge of, and experience in, the communities that we serve. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, client service, administrative, marketing, and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives and certain other employees, including, but not limited to, our Executive Chairman of the Board, Dunson K. Cheng, our Chief Executive Officer, Chang M. Liu, and our Chief Financial Officer, Heng W. Chen.

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

Natural disasters such as earthquakes, landslides, wildfires, extreme weather conditions, droughts, hurricanes, floods, and other acts of nature, geopolitical events such as those involving civil unrest, changes in government regimes, terrorism or military conflict, climate change related events (including both chronic changes such as sea level rise as well as climate change’s contribution to the intensity and frequency of various natural disasters or other catastrophic events) and pandemics and other public health crises, and other catastrophic events could, among other things, (i) adversely affect our business operations and those of our clients, counterparties and service providers; (ii) cause substantial damage and loss to real and personal property, some of which may not be covered by insurance; (iii) impair our borrowers’ ability to service their loans; (iv) decrease the level and duration of deposits by clients; (v) erode the value of loan collateral; (vi) result in an increase in the amount of our non-performing loans and a higher level of non-performing assets (including real estate owned), net charge-offs, and provision for loan losses; (vii) reduce the availability of insurance at prices acceptable to us or our prospective borrowers; or (viii) lead to other operational difficulties and impair our ability to manage our business. We also could be adversely affected if our key personnel or a significant number of our employees were to become unavailable due to a public health crisis (such as another outbreak of a contagious disease), natural disaster, war, act of terrorism, accident, or other reason. Natural disasters, extreme weather conditions, geopolitical events, public health crises and other catastrophic events could also negatively affect our clients, counterparties and service providers, as well as result in disruptions in general economic activity and the financial and real estate markets.

Governmental and societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our clients.

Governments have become increasingly focused on the effects of climate change and related environmental issues, and various policymakers with jurisdiction over us have adopted, or are considering adopting, climate-related policies or regulations which may require us to incur increased costs. For example, the SEC has published proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. At the state level, the California legislature recently considered a bill to require certain entities to disclose their greenhouse gas emissions. While this bill was not passed, similar legislation may be introduced in future, which may require us to incur various costs to comply. Various banking regulators, including the FDIC and the New York Department of Financial Services, have also proposed guidelines for climate-related risk management. While guidance from the FDIC is aimed at financial institutions with over $100 billion in consolidated assets, there is no guarantee that we will not be subject to additional regulation regarding climate-related risk management in future. The Federal Reserve Board, for example, may incorporate climate-related risks into its supervisory stress tests.

In addition, consumers and businesses also may change their behavior on their own as a result of their concerns over the long-term impacts of climate change. We and our clients will need to respond to new laws and regulations as well as client and business preferences resulting from climate change concerns. We and our clients may face cost increases, asset value reductions (including the possibility of stranded assets), operating process changes, and the like. The impact on our loan and other clients will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities and the impact of rising sea levels and other effects of climate change. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some clients or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior. It is possible as well that changes in climate and related environmental risks, perceptions of them, and governmental responses to them may occur more rapidly than we are able to adapt without disrupting our business and impairing our financial results.

Increased attention to, and evolving expectations for, environmental, social, and governance (“ESG”) initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG practices. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain offerings, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.

While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) or commitments to improve the ESG profile of our company and/or offerings or to respond to stakeholder demand, such initiatives or achievement of such commitments may be costly and may not have the desired effect. For example, expectations around companies’ management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. Certain statements or actions we may take may be based on assumptions, estimates, hypothetical expectations, or third-party information. Such hypothetical or third-party information is necessarily uncertain and may be prone to errors or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to various adverse consequences or investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary.

Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or clients, which may adversely impact our operations. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, which will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, there has been a trend in certain states to constrain the use of ESG-related considerations by financial institutions in business decision-making. Balancing these countervailing expectations may subject us to additional costs, require us to forego certain business opportunities, or otherwise adversely impact our business or results of operations. As a final note, many of our clients and suppliers may be subject to similar ESG expectations, which may augment or create additional risks, including risks that may not be known to us.

Information, Information Technology and Privacy Risks

We depend on the accuracy and completeness of information about clients.

In deciding whether to extend credit, open a bank account or enter into other transactions with clients, we may rely on information furnished to us by or on behalf of clients, including financial statements and other financial information. We also may rely on representations of clients as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. We may further rely on invoices, contracts, and other supporting documentation provided by our clients, as well as our clients' representations that their financial statements conform to GAAP (or other applicable accounting standards in foreign markets) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the client. We also may rely on client representations and certifications, or other audit or accountants' reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting or reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.

Our information systems may experience failures, interruptions, or breaches in security, which could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach or threatened breach of these systems could result in failures or disruptions in our client relationship management, general ledger, deposit, loan, and other systems. In the course of providing financial services, we store personally identifiable data concerning clients and employees of clients. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or breaches of our information systems, there can be no assurance that any such failures, interruptions, or breaches will not occur or, if they do occur, that they will be adequately addressed. Privacy laws and regulations are matters of growing public concern and are continually changing in the states in which we operate.

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

The secure maintenance and transmission of confidential information, as well as the secure execution of transactions over our systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients’ confidence. Increases in criminal activity levels and sophistication, advances in computer capabilities, and other developments could result in a compromise or breach of the technology, processes, and controls that we use to prevent fraudulent transactions or to protect data about us, our clients, and underlying transactions, as well as the technology used by our clients to access our systems. Cyber security risks may also occur with our third-party service providers and may interfere with their ability to fulfill their contractual obligations to us, with attendant potential for financial loss or liability that could adversely affect our financial condition or results of operations. These risks will likely continue to increase in the future as we continue to increase our offerings of mobile services and other Internet or web-based products.

The occurrence of any failures, interruptions, fraudulent activities or breaches could damage our reputation, result in a loss of clients, cause us to incur additional costs (including remediation and cyber security protection costs), disrupt our operations, affect our ability to grow our online and mobile banking services, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and the value of our common stock.

Our need to continue to adapt our information technology systems to allow us to provide new and expanded service could present operational issues, require significant capital spending, and disrupt our business.

The financial services market, including banking services, is continuing to undergo rapid changes with frequent introductions of new technology-driven products and services. In addition to better serving clients, the effective use of technology increases efficiency and may enable us to reduce costs. Our future success may depend, in part, on our ability to use technology to provide products and services that provide convenience to clients and to create additional efficiencies in our operations. As we continue to offer Internet banking and other online and mobile services to our clients, and continue to expand our existing conventional banking services, we will need to adapt our information technology systems to handle these changes in a way that meets constantly changing industry and regulatory standards. This can be very expensive and may require significant capital expenditures. In addition, our success will depend on, among other things, our ability to provide secure and reliable services, anticipate changes in technology, and efficiently develop and introduce services that are accepted by our clients and cost effective for us to provide. Some of our competitors have substantially greater resources to invest in technological improvements than we currently have. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations, may be adversely affected.

Managing reputational risk is important to attracting and maintaining clients, investors, and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, failure to protect confidential client information and questionable, illegal, or fraudulent activities of our clients. We have policies and procedures in place that seek to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or clients, with or without merit, may result in the loss of clients, investors, and employees, costly litigation, a decline in revenues, and increased governmental regulation.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act of 1999 which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our clients with nonaffiliated third parties; (ii) requires that we provide certain disclosures to clients about our information collection, sharing and security practices and afford clients the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of client information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting client or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

Regulatory, Compliance and Legal Risks

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, could limit or restrict our activities, hamper our ability to increase our assets and earnings, and materially and adversely affect our profitability.

We operate in a highly regulated industry and are or may become subject to regulation by federal, state, and local governmental authorities and various laws, regulations, regulatory guidelines, and judicial and administrative decisions imposing requirements or restrictions on part or all of our operations, capitalization, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We also must comply with numerous federal anti-money laundering, tax withholding and reporting, and consumer protection statutes and regulations. A considerable amount of management time and resources has been devoted to the oversight of, and the development and implementation of controls and procedures relating to, compliance with these laws and regulations, and we expect that significant time and resources will be devoted to compliance in the future. These laws and regulations mandate certain disclosure and reporting requirements and regulate the manner in which we must deal with our clients when taking deposits, making loans, collecting loans, and providing other services. We also are, or may become subject to, examination, supervision, and additional comprehensive regulation by various federal, state, and local authorities with regard to compliance with these laws and regulations. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock.

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

Under federal and state laws and regulations pertaining to the safety and soundness of financial institutions, the Federal Reserve Bank of San Francisco (the “FRBSF”) has authority over the Bancorp and separately the DFPI and FDIC have authority over the Bank to compel or restrict certain actions if the Bancorp or the Bank should violate any laws or regulations, if its capital should fall below adequate capital standards as a result of operating losses, or if these regulators otherwise determine that the Bancorp or the Bank have engaged in unsafe or unsound practices, including failure to exercise proper risk oversight over the many areas of the Bancorp’s and the Bank’s operations. These regulators, as well as the CFPB, also have authority over the Bancorp’s and the Bank’s compliance with various statutes and consumer protection and other regulations. Among other matters, the corrective actions that may be required of the Bancorp or the Bank following the occurrence of any of the foregoing may include, but are not limited to, requiring the Bancorp and/or the Bank to enter into informal or formal enforcement orders, including board resolutions, memoranda of understanding, written agreements, supervisory letters, commitment letters, and consent or cease and desist orders to take corrective action and refrain from unsafe and unsound practices; removing officers and directors; restricting expansion activities; assessing civil monetary penalties; and taking possession of, closing and liquidating the Bank. If we are unable to meet the requirements of any corrective actions, we could become subject to supervisory action. The terms of any such supervisory action could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock.

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

As of December 31, 2022, approximately $1.39 billion of our outstanding loans, and, in addition, certain derivative contracts, borrowings and other financial instruments have attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. We are subject to litigation and reputational risks if we are unable to renegotiate and amend existing contracts with counterparties that are dependent on LIBOR, including contracts that do not have fallback language. The timing and manner in which each client’s contract transitions to SOFR, Ameribor Unsecured Overnight Rate (“AMERIBOR”), or Bloomberg Short Term Bank Yield Index (“BSBY”) will vary on a case-by-case basis. There continues to be substantial uncertainty as to the ultimate effects of the LIBOR transition, including with respect to the acceptance and use of SOFR, AMERIBOR, BSBY and other benchmark rates. Since SOFR, AMERIBOR, and BSBY rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR, which may lead to increased volatility as compared to LIBOR. The transition has impacted our market risk profiles and required changes to our risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our clients could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

In the course of the Bank’s business, the Bank may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. The Bank may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clear up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of any contaminated site, the Bank may be subject to common law claims by third parties based on damages, and costs resulting from environmental contamination emanating from the property. In some cases, environmental laws ascribe liability without respect to contribution to the contamination in question or the lawfulness of disposal at the time it occurred. If the Bank ever becomes subject to significant environmental liabilities, its business, financial condition, results of operations and the value of our common stock could be materially and adversely affected.

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

The restrictions described above could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce or eliminate our common stock dividend in the future, which could adversely affect the market price of our common stock.

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

Cathay Bank

The Bank maintains its headquartered office in the Chinatown area of Los Angeles, California. It also maintains certain of its administrative offices at its Corporate Center located at 9650 Flair Drive, El Monte, California 91731, and a building located at 4128 Temple city Boulevard, Rosemead. The Bank owns the buildings and land in all three locations.

The Bank owns 16 of its branch offices. The other branch and representative offices and other properties are leased by the Bank under leases with expiration dates ranging from May 2023 to December 2029, exclusive of renewal options. As of December 31, 2022, the Bank’s investment in premises and equipment totaled $94.8 million, net of accumulated depreciation. See Note 7 and Note 15 to the Consolidated Financial Statements.

Item 3.     Legal Proceedings

See the information under section entitled “Legal Proceedings” in Note 14 to the Consolidated Financial Statements. That information is incorporated into this item by reference.

Item 4.     Mine Safety Disclosures

Not Applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Bancorp’s common stock is listed on the NASDAQ Global Select Market under the symbol “CATY.” As of February 15, 2023, Bancorp had outstanding approximately 72,556,149 shares of common stock with approximately 1,527 holders of record. For information on Bancorp’s dividend policy and the statutory and regulatory limitations on the ability of Bancorp to pay dividends to its shareholders and on the Bank to pay dividends to Bancorp, see “Item 1. Business-Regulation and Supervision — Dividends” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources – Dividend Policy.”.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 in this report.

Performance Graph

The graph and accompanying information furnished below shows the cumulative total shareholder return over a five-year period through December 31, 2022, assuming an investment of $100 was made and that all dividends were reinvested, in each of our common stock, the Standard & Poor’s (S&P) 500 Index, and the S&P U.S. BMI Banks–Western Region Index. The S&P U.S. BMI Banks–Western Region Index is a market-weighted index comprised of publicly traded banks and bank holding companies (including the Company) most of which are based in California and the remainder of which are based in eight other western states, including Oregon, Washington, and Nevada. We will furnish, without charge, on the written request of any person who is a stockholder of record as of the record date for the 2023 annual meeting of stockholders, a list of the companies included in the S&P U.S. BMI Banks–Western Region Index. Requests for this information should be addressed to May Chan, Corporate Secretary, Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012.

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

Total Return Performance
200
150
100
50
0
Index Value
Cathay General Bancorp
S&P 500 Index
S&P U.S. BMI Banks - Western Region Index
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022

		Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Cathay General Bancorp	100.00	81.53	95.78	84.63	116.57	114.11
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
S&P U.S. BMI Banks - Western Region Index	100.00	79.17	96.55	72.25	111.40	86.45

Source: S&P Global Market Intelligence © 2023

Unregistered Sales of Equity Securities

There were no sales of any equity securities by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The Company completed its September 2021 stock buyback program by repurchasing 704,927 shares at an average cost of $46.67 for a total of $32.9 million during the first quarter of 2022. On May 26th, 2022, the Board of Directors approved a new stock repurchase program to buyback up to $125.0 million of the Company’s common stock. Through December 31, 2022, the Company repurchased 2,522,538 shares of common stock for a total of $108.4 million, at an average cost of $42.98 per share under the May 2022 buyback program.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	0	$-	0	$48,122,085
November 1, 2022 - November 30, 2022	509,377	$45.52	509,377	$24,933,552
December 1, 2022 - December 31, 2022	183,623	$45.49	183,623	$16,580,163
Total	693,000	$45.52	693,000	$16,580,163

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

The Bank offers a wide range of financial services. As of the filing date of this report, the Bank operates 25 branches in Southern California, 19 branches in Northern California, 9 branches in New York State, four branches in Washington State, two branches in Illinois, two branches in Texas, one branch in each of Maryland, Massachusetts, Nevada, and New Jersey, one branch in Hong Kong, and a representative office in Beijing, in Shanghai, and in Taipei. The Bank is a commercial bank, servicing primarily individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.

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

The allowance for loan losses was $146.5 million and the allowance for off-balance sheet unfunded credit commitments was $8.7 million at December 31, 2022, which represented the amount believed by management to be appropriate to absorb lifetime credit losses in the loan portfolio, including unfunded credit commitments. The allowance for loan losses represented 0.80% of period-end gross loans and 182.12% of non-performing loans at December 31, 2022. The comparable ratios were 0.83% of period-end gross loans and 202.36% of non-performing loans at December 31, 2021.

The allowance for credit losses is discussed in more detail in “Risk Elements of the Loan Portfolio — Allowance for Credit Losses” below. Management has reviewed the foregoing critical accounting policies and related disclosures with the Audit Committee of the Company’s Board of Directors.

Loan modifications

We began receiving requests from our borrowers for loan deferrals in March 2020 following the onset of the pandemic. Modifications include the deferral of principal payments or the deferral of principal and interest payments for terms generally 90 - 180 days. Requests are evaluated individually, and approved modifications are based on the unique circumstances of each borrower. At December 31, 2022 and 2021, $40.3 million and $70.0 million, respectively, of loans remain under loan modifications.

The CARES Act, as extended by the CAA, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and is intended to provide interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a troubled debt restructuring (“TDR”). Such conditions include the following (i) the loan modification is made between March 1, 2020, and January 1, 2022, and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Company is applying this guidance to qualifying loan modifications.

Paycheck Protection Program (PPP)

As part of the CARES Act, the Small Business Administration (SBA) has been authorized to guarantee loans under the PPP through December 31, 2021 for small businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. One of the notable features of the PPP is that borrowers are eligible for loan forgiveness if borrowers, among other conditions, maintain their staff and payroll and if loan amounts are used to cover payroll, mortgage interest, rents and utilities payments. PPP loans have a two to five year term and earn interest at a rate of 1%. We began accepting applications on April 3, 2020. As of December 31, 2022 and 2021, our outstanding PPP loans had a current balance of $2.6 million and $90.5 million, respectively. PPP loans are guaranteed by the SBA and therefore we believe PPP loans generally do not represent a material credit risk.

Results of Operations

Overview

For the year ended December 31, 2022, we reported net income of $360.6 million, or $4.83 per diluted share, compared to net income of $298.3 million, or $3.80 per diluted share, in 2021, and net income of $228.9 million, or $2.87 per diluted share, in 2020. The $62.3 million increase in net income from 2021 to 2022 was primarily the result of increases in net interest income partially offset by increases in provision for credit losses, and increases in income taxes. The return on average assets in 2022 was 1.69%, compared to 1.52% in 2021, and to 1.22% in 2020. The return on average stockholders’ equity was 14.70% in 2022, compared to 12.11% in 2021, and to 9.70% in 2020.

Highlights

●	Record net income of $360.6 million and EPS of $4.83 per share in 2022.

●	Quarterly earnings per share increased 35.7% compared to same quarter in 2021.

●	Total loans increased $1.4 billion, or 8.3%, excluding HSBC purchased loans of $550.5 million, in 2022.

Net income available to common stockholders and key financial performance ratios are presented below for the three years indicated:

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Net income	$360,642	$298,304	$228,860
Basic earnings per common share	$4.85	$3.81	$2.88
Diluted earnings per common share	$4.83	$3.80	$2.87
Return on average assets	1.69%	1.52%	1.22%
Return on average stockholders' equity	14.70%	12.11%	9.70%
Total average assets	$21,383,732	$19,591,537	$18,736,854
Total average equity	$2,453,391	$2,463,021	$2,359,735
Efficiency ratio	38.38%	43.92%	47.65%
Effective income tax rate	23.68%	21.88%	9.89%

Net Interest Income

Comparison of 2022 with 2021

Net interest income increased $135.9 million, or 22.7%, from $597.8 million in 2021 to $733.7 million in 2022. The increase in net interest income was due primarily to the increase in interest income from loans offset by an increase in interest expense from time deposits.

Average loans for 2022 were $17.6 billion, a $1.8 billion, or an 11.4% increase from $15.8 billion in 2021. Compared with 2021, average residential mortgage loans increased $825.8 million, or 20.1%, average commercial mortgage loans increased $786.9 million, or 10.2%, and average commercial loans increased $307.3 million, or 10.6%. Average investment securities were $1.3 billion in 2022, an increase of $275.2 million, or 26.3%, from 2021. Average interest-bearing cash on deposits with financial institutions decreased $387.7 million, or 23.5%, to $1.3 billion in 2022 from $1.6 billion in 2021.

Average interest-bearing deposits were $13.9 billion in 2022, an increase of $933.1 million, or 7.2%, from $13.0 billion in 2021, primarily due to increases of $868.1 million, or 21.5%, in money market accounts, $424.1 million, or 20.7%, in interest bearing demand deposits, and $221.3 million, or 24.7%, in savings accounts, offset by decreases of $580.4 million, or 9.7%, in time deposits.

Interest income increased $184.8 million, or 27.7%, from $666.5 million in 2021 to $851.3 million in 2022 primarily due to increases in loan rates:

●

Changes in volume: Average interest-earning assets increased $1.7 billion, or 9.1%, to $20.2 billion in 2022, compared with average interest-earning assets of $18.5 billion in 2021. Average loans increased $1.8 billion and average investment securities increased $275.2 million in 2022. Offsetting the above increases was a decrease of $387.7 million in average interest-bearing deposits with other financial institutions. The changes in volume contributed to interest income increase of $81.9 million.

●

Changes in rate: The average yield of interest-bearing assets increased to 4.21% in 2022 from 3.59% in 2021. The increase in rate on loans resulted from an increase of $74.6 million in interest income, the increase in rate on investment securities resulted from an increase of $9.7 million in interest income, and the increase in rate on deposits with other financial institutions resulted from an increase of $18.4 million in interest income. The changes in rate contributed to an interest income increase of $102.8 million.

●

Change in the mix of interest-earning assets: Average gross loans, which generally have a higher yield than other types of investments, comprised 87.2% of total average interest-earning assets in 2022, an increase from 85.4% in 2021. Average investment securities comprised 6.5% of total average interest-bearing assets in 2022, an increase from 5.6% in 2021.

Interest expense increased by $48.8 million, or 71.0%, to $117.6 million in 2022, compared with $68.8 million in 2021, primarily due to increased average interest-bearing deposits, and FHLB advances. The overall increase in interest expense was primarily due to increases in rates on interest bearing deposits, and volume and rate increases in other borrowings as discussed below:

●

Changes in volume: Average interest-bearing deposits increased $933.1 million, or 7.2%, and average FHLB advances and other borrowings increased $171.8 million, or 227.5%. The changes in volume caused an increase in interest expense of $5.3 million.

●

Changes in rate: The average costs of interest-bearing deposits, FHLB advances and other borrowings, increased to 0.76% and 2.73% in 2022 from 0.48%, and 1.57% in 2021, respectively. The changes in rate caused interest expense to increase by $43.6 million.

●

Change in the mix of interest-bearing liabilities: Average interest-bearing deposits of $13.9 billion decreased to 97.4% of total interest-bearing liabilities in 2022 compared to 98.5% in 2021. Average FHLB advances and other borrowings of $247.3 million increased to 1.7% of total interest-bearing liabilities. Average long-term debt of $119.1 million decreased to 0.8% of total interest-bearing liabilities in 2022 compared to 0.9% in 2021.

Net interest margin, defined as net interest income to average interest-earning assets, was 3.63% in 2022 compared to 3.22% in 2021.

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

Average interest-bearing deposits were $13.0 billion in 2021, an increase of $434.2 million, or 3.5%, from $12.5 billion in 2020, primarily due to increases of $1.1 billion, or 38.9%, in money market accounts, $455.3 million, or 28.6%, in interest bearing demand deposits, and $138.1 million, or 18.2%, in savings accounts, offset by decreases of $1.3 billion, or 17.7%, in time deposits.

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

Interest expense decreased by $79.7 million, or 53.7%, to $68.8 million in 2021, compared with $148.5 million in 2020, primarily due to decreased cost from time deposits, FHLB advances, and long-term debt. The overall decrease in interest expense was primarily due to decreases in rates on interest bearing deposits, volume decreases in long term debts and volume and rate decreases in other borrowings as discussed below:

●

Changes in volume: Average interest-bearing deposits increased $434.2 million, or 3.5%, offset by decreases of $250.5 million, or 76.8%, in average FHLB advances and other borrowings. The changes in volume caused a decrease in interest expense of $13.5 million.

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

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities in 2022, 2021 and 2020. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
			Average			Average			Average
	2022	Interest	Yield/	2021	Interest	Yield/	2020	Interest	Yield/
	Average	Income/	Rate	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	(1)(2)	Balance	Expense	(1)(2)	Balance	Expense	(1)(2)
	($ In thousands)
Interest-earning assets:
Total loans (1)	$17,631,943	$801,981	4.55%	$15,827,550	$649,224	4.10%	$15,500,910	$677,193	4.37%
Investment securities	1,321,346	28,240	2.14%	1,046,187	14,151	1.35%	1,215,957	20,599	1.69%
Federal Home Loan Bank stock	17,630	1,103	6.26%	17,250	991	5.74%	17,300	952	5.50%
Interest-bearing deposits	1,261,878	19,957	1.58%	1,649,564	2,145	0.13%	960,276	1,830	0.19%
Total interest-earning assets	$20,232,797	$851,281	4.21%	$18,540,551	$666,511	3.59%	$17,694,443	$700,574	3.96%
Non-interest earning assets:
Cash and due from banks	$173,825			$157,952			$148,234
Other non-earning assets	1,128,038			1,041,667			1,052,693
Total non-interest earning assets	$1,301,863			$1,199,619			$1,200,927
Less: Allowance for loan losses	(145,433)			(142,969)			(156,225)
Deferred loan fees	(5,701)			(5,664)			(2,291)
Total assets	$21,383,526			$19,591,537			$18,736,854

Interest-bearing liabilities:
Interest-bearing demand deposits	$2,471,256	$8,176	0.33%	$2,047,177	$2,249	0.11%	$1,591,924	$2,816	0.18%
Money market deposits	4,902,357	39,913	0.81%	4,034,246	18,241	0.45%	2,903,837	21,574	0.74%
Savings deposits	1,118,967	853	0.08%	897,663	769	0.09%	759,581	1,006	0.13%
Time deposits	5,398,808	56,354	1.04%	5,979,191	40,542	0.68%	7,268,738	111,629	1.54%
Total interest-bearing deposits	$13,891,388	$105,296	0.76%	$12,958,277	$61,801	0.48%	$12,524,080	$137,025	1.09%

Other borrowings	247,276	6,742	2.73%	75,516	1,182	1.57%	326,023	5,648	1.73%
Long-term debt	119,136	5,546	4.66%	119,136	5,773	4.85%	119,136	5,791	4.86%
Total interest-bearing liabilities	$14,257,800	$117,584	0.82%	$13,152,929	$68,756	0.52%	$12,969,239	$148,464	1.14%
Non-interest bearing liabilities:
Demand deposits	4,386,526			3,751,626			3,158,828
Other liabilities	285,809			223,961			249,052
Today equity	2,453,391			2,463,021			2,359,735
Total liabilities and equity	$21,383,526			$19,591,537			$18,736,854

Net interest spread			3.38%			3.07%			2.82%
Net interest income		$733,697			$597,755			$552,110
Net interest margin			3.63%			3.22%			3.12%

(1)  Yields and amounts of interest earned include loan fees.  Non-accrual loans are included in the average balance.

(2)   Calculated by dividing net interest income by average outstanding interest-earning assets

Net Interest Income — Changes Due to Rate and Volume (1)

	2022 - 2021			2021 - 2020
	Increase/(Decrease) in			Increase/(Decrease) in
	Net Interest Income Due to:			Net Interest Income Due to:
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
	(In thousands)
Interest-earning assets
Loans	$78,136	$74,621	$152,757	$14,047	$(42,016)	$(27,969)
Investment securities	4,395	9,694	14,089	(2,639)	(3,809)	(6,448)
Federal Home loan Bank stock	22	90	112	(2)	41	39
Deposits with other banks	(620)	18,432	17,812	1,023	(708)	315
Total changes in interest income	81,933	102,837	184,770	12,429	(46,492)	(34,063)

Interest-Bearing Liabilities
Interest-bearing demand deposits	553	5,374	5,927	674	(1,241)	(567)
Money market deposits	4,591	17,081	21,672	6,759	(10,092)	(3,333)
Savings deposits	175	(91)	84	161	(398)	(237)
Time deposits	(4,259)	20,071	15,812	(17,137)	(53,950)	(71,087)
Other borrowings	4,192	1,368	5,560	(3,969)	(497)	(4,466)
Long-term debt	—	(227)	(227)	—	(18)	(18)
Total changes in interest expense	5,252	43,576	48,828	(13,512)	(66,196)	(79,708)

Change in net interest income	$76,681	$59,261	$135,942	$25,941	$19,704	$45,645

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for Credit Losses

The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance for loan losses and an allowance for off-balance sheet unfunded credit commitments that management believes to be sufficient to absorb credit losses inherent in the Bank’s loan portfolio and credit commitments. The Bank recorded a provision for credit losses of $14.5 million in 2022 compared with a reversal for credit losses of $16.0 million in 2021, and a provision for credit losses of $57.5 million in 2020. Net charge-offs for 2022 were $2.6 million, or 0.01% of average loans, compared to net charge-offs of $17.6 million for 2021, or 0.11% of average loans, and net recoveries of $14.2 million for 2020, or 0.09% of average loans.

Non-interest Income

Non-interest income increased $2.2 million, or 4.0%, to $56.8 million for 2022, from $54.6 million for 2021, compared to $42.8 million for 2020.  Non-interest income includes depository service fees, letters of credit commissions, securities gains (losses), gains (losses) from loan sales, gains from sale of premises and equipment, gains on acquisition, and other sources of fee income. These other fee-based services include wire transfer fees, safe deposit fees, fees on loan-related activities, fee income from our Wealth Management division, and foreign exchange fees.

Comparison of 2022 with 2021

The increase in non-interest income from 2021 to 2022 was primarily due to a $1.4 million increase in wealth management fees, and a $1.8 million decrease in loss on equity securities.

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

Comparison of 2022 with 2021

Non-interest expense totaled $303.4 million in 2022 compared to $286.5 million in 2021. The increase of $16.9 million, or 5.9%, in non-interest expense in 2022 compared to 2021 was primarily due to a combination of the following:

●	Salaries and employee benefits increased $9.8 million, or 7.3%.
●	Professional Service increased $4.6 million, or 19.4%.
●	Occupancy expenses increased $2.5 million, or 12.3%.
●	Amortization of core deposit intangibles increased $1.2 million, or 175.4%.
●	Amortization of investments in affordable housing and alternative energy partnerships decreased $3.4 million, or 7.4%.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, decreased to 38.38% in 2022 compared to 43.92% in 2021 due primarily to higher net interest income offset by an increase in non-interest expense as explained above.

Comparison of 2021 with 2020

Non-interest expense totaled $286.5 million in 2021 compared to $283.5 million in 2020. The increase of $3.1 million, or 1.1%, in non-interest expense in 2021 compared to 2020 was primarily due to a combination of the following:

●	Salaries and employee benefits increased $8.8 million, or 7.1%.
●	Professional Service increased $1.8 million, or 8.3%.
●	Computer and equipment expenses increased $2.4 million, or 22.2%.
●	Marketing expenses increased $1.7 million, or 32.3.%
●	Amortization of investments in affordable housing and alternative energy partnerships decreased $12.8 million, or 21.9%.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, decreased to 43.92% in 2021 compared to 47.65% in 2020 due primarily to an increase in non-interest expense and higher net interest income as explained above.

Income Tax Expense

Income tax expense was $111.9 million in 2022, compared to $83.5 million in 2021, and $25.1 million in 2020. The effective tax rate was 23.7% for 2022, 21.9% for 2021, and 9.9% for 2020. The effective tax rate includes the impact of low-income housing and alternative energy investments.

Our tax returns are open for audits by the Internal Revenue Service back to 2019 and by the California Franchise Tax Board back to 2018. The audit by the Internal Revenue Service for 2017 was completed in July 2020 and did not have an impact on income tax expense. From time to time, there may be differences of opinion with respect to the tax treatment accorded transactions. When, and if, such differences occur, and the related tax effects become probable and estimable, such amounts will be recognized.

Financial Condition

Total assets were $22.0 billion at December 31, 2022, an increase of $1.1 billion, or 5.3%, from $20.9 billion at December 31, 2021, primarily due to an increase of $1.9 billion in net loans, an increase of $345.9 million in investment securities offset by a decrease of $1.4 billion in short-term investments and interest-bearing deposits.

Investment Securities

Investment securities were $1.5 billion and represented 6.8% of total assets at December 31, 2022, compared with $1.1 billion and 5.5% of total assets at December 31, 2021. The following table summarizes the carrying value of our portfolio of securities for each of the past two years:

	As of December 31,
	2022	2021
	(In thousands)

Securities Available-for-Sale:
U.S. treasury securities	$240,500	$—
U.S. government agency entities	63,610	87,509
U.S. government sponsored entities	30,000	—
Mortgage-backed securities	867,094	888,665
Collateralized mortgage obligations	31,061	9,117
Corporate debt securities	241,083	142,018
Total	$1,473,348	$1,127,309

Equity Securities
Mutual funds	5,509	6,230
Preferred stock of government sponsored entities	1,289	1,811
Other equity securities	15,360	14,278
Total	$22,158	$22,319

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

In making this assessment, management considers the extent to which fair value is less than amortized cost, the payment structure of the security, failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. Any fair value changes that have not been recorded through an allowance for credit losses is recognized in other comprehensive income. In the current period, management evaluated the securities in an unrealized loss position and determined that their unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined the unrealized losses were not credit-related and recognized the unrealized losses in "other comprehensive income/(loss)" in stockholders' equity. Although we periodically sell securities for portfolio for management purposes, we do not foresee having to sell any impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any impaired securities before recovery of their amortized cost.

The tables below show the related fair value and the gross unrealized losses of the Company’s investment portfolio, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2022, and December 31, 2021:

	As of December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$240,500	$1,111	$—	$—	$240,500	$1,111
U.S. government agency entities	—	—	1,806	121	1,806	121
Mortgage-backed securities	394,123	33,042	452,739	93,941	846,862	126,983
Collateralized mortgage obligations	24,427	1,614	6,634	1,877	31,061	3,491
Corporate debt securities	109,995	3,256	100,977	14,553	210,972	17,809
Total	$769,045	$39,023	$562,156	$110,492	$1,331,201	$149,515

	As of December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$—	$—	$—	$—	$—	$—
U.S. government agency entities	—	—	2,337	135	2,337	135
Mortgage-backed securities	527,276	6,659	6,496	755	533,772	7,414
Collateralized mortgage obligations	8,989	417	128	13	9,117	430
Corporate debt securities	103,720	2,122	19,468	532	123,188	2,654
Total	$639,985	$9,198	$28,429	$1,435	$668,414	$10,633

The scheduled maturities and taxable-equivalent yields by security type are presented in the following table:

Securities Portfolio Maturity Distribution and Yield Analysis:

	As of December 31, 2022
		After One	After Five
	One Year	Year to	Years to	Over Ten
	or Less	Five Years	Ten Years	Years	Total
	(In thousands)
Maturity Distribution:
Securities Available-for-Sale:
U.S. treasury securities	$240,500	$—	$—	$—	$240,500
U.S. government agency entities	—	—	22,933	40,677	63,610
U.S. government sponsored entities	30,000	—	—	—	30,000
Mortgage-backed securities (1)	7	679	130,847	735,561	867,094
Collateralized mortgage obligations (1)	—	—	65	30,996	31,061
Corporate debt securities	39,543	195,937	5,603	—	241,083
Total	$310,050	$196,616	$159,448	$807,234	$1,473,348

Weighted-Average Yield:
Securities Available-for-Sale:
U.S. treasury securities	1.09%	—%	—%	—%	1.09%
U.S. government agency entities	—	—	3.66	3.79	3.74
U.S. government sponsored entities	4.75	—	—	—	4.75
Mortgage-backed securities (1)	2.03	3.70	3.20	2.83	2.88
Collateralized mortgage obligations (1)	—	—	4.07	3.00	3.00
Corporate debt securities	3.31	3.37	5.47	—	3.41
Total	1.73%	3.37%	3.34%	2.88%	2.75%

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.

Equity Securities

For the year ended December 31, 2022, the Company recognized a net gain of $392 thousand due to the increase in fair value of equity investments with readily determinable fair values during the year, compared to a net loss of $1.4 million in 2021. Equity securities were $22.2 million as of December 31, 2022, compared to $22.3 million as of December 31, 2021.

Loans

Loans represented 90.2% of average interest-earning assets during 2022, compared with 85.4% during 2021. Gross loans increased by $1.9 billion, or 11.7%, to $18.3 billion at December 31, 2022, compared with $16.3 billion at December 31, 2021. The increase in gross loans was primarily attributable to the following:

●

Total residential mortgage loans increased by $1.1 billion, or 25.6%, to $5.3 billion at December 31, 2022, compared to $4.2 billion at December 31, 2021, primarily due to $550.5 million in loans from the acquisition of certain HSBC West Coast branches, the originations of hybrid and limited documentation mortgages, and loan purchases.

●

Commercial mortgage loans increased $650.4 million, or 8.0%, to $8.8 billion at December 31, 2022, compared to $8.1 billion at December 31, 2021. Total commercial mortgage loans accounted for 48.2% of gross loans at December 31, 2022, compared to 49.8% at December 31, 2021. Commercial mortgage loans consist primarily of commercial retail properties, shopping centers, owner-occupied industrial facilities, office buildings, multiple-unit apartments, hotels, and multi-tenanted industrial properties, and are typically secured by first deeds of trust on such commercial properties.

●

Commercial loans increased $336.4 million, or 11.3%, to $3.3 billion at December 31, 2022, compared to $3.0 billion at December 31, 2021. Commercial loans consist primarily of short-term loans (typically with a maturity of one year or less) to support general business purposes, or to provide working capital to businesses in the form of lines of credit, trade-finance loans, loans for commercial purposes secured by cash, and SBA loans.

●	Real estate construction loans decreased $51.7 million, or 8.5%, to $559.4 million at December 31, 2022, compared to $611.0 million at December 31, 2021.

Our lending relates predominantly to activities in the states of California, New York, Texas, Washington, Massachusetts, Illinois, New Jersey, Maryland, and Nevada. We also lend to domestic clients who are engaged in international trade. Loans outstanding in our branch in Hong Kong were $324.3 million as of December 31, 2022, compared to $275.6 million as of December 31, 2021.

The classification of loans by type and amount outstanding as of December 31 for each of the past five years is presented below:

	Loan Type and Mix

	As of December 31,
	2022	2021	2020	2019	2018
	(In thousands)

Commercial loans	$3,318,778	$2,982,399	$2,836,833	$2,778,744	$2,741,965
Residential mortgage loans and equity lines	5,577,500	4,601,493	4,569,944	4,436,561	3,943,820
Commercial mortgage loans	8,793,685	8,143,272	7,555,027	7,275,262	6,724,200
Real estate construction loans	559,372	611,031	679,492	579,864	581,454
Installment and other loans	4,689	4,284	3,100	5,050	4,349
Gross loans	18,254,024	16,342,479	15,644,396	15,075,481	13,995,788

Less:
Allowance for loan losses	(146,485)	(136,157)	(166,538)	(123,224)	(122,391)
Unamortized deferred loan fees	(6,641)	(4,321)	(2,494)	(626)	(1,565)
Total loans, net	$18,100,898	$16,202,001	$15,475,364	$14,951,631	$13,871,832
Loans held for sale	$—	$—	$—	$—	$—

The loan maturities in the table below are based on contractual maturities as of December 31, 2022. As is customary in the banking industry, loans that meet underwriting criteria can be renewed by mutual agreement between us and the borrower. Because we are unable to estimate the extent to which our borrowers will renew their loans, the table is based on contractual maturities. As a result, the data shown below should not be viewed as an indication of future cash flows.

Contractual Maturity of Loan Portfolio

	As of December 31, 2022
	Within One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial loans
Floating rate	$2,385,450	$506,571	$127,655	$3,019,676
Fixed rate	144,119	75,343	79,640	299,102
Residential mortgage loans and equity lines
Floating rate	29	1,097	3,753,624	3,754,750
Fixed rate	1,862	30,900	1,789,988	1,822,750
Commercial mortgage loans
Floating rate	490,606	1,695,943	3,995,288	6,181,837
Fixed rate	380,984	1,653,903	576,961	2,611,848
Real estate construction loans
Floating rate	363,248	186,995	9,123	559,366
Fixed rate	6	—	—	6
Installment and other loans
Floating rate	3,909	642	138	4,689
Fixed rate	—	—	—	—
Gross loans	$3,770,213	$4,151,394	$10,332,417	$18,254,024
Floating rate	3,243,242	2,391,248	7,885,828	13,520,318
Fixed rate	526,971	1,760,146	2,446,589	4,733,706
Gross loans	$3,770,213	$4,151,394	$10,332,417	$18,254,024
Allowance for loan losses				(146,485)
Unamortized deferred loan fees				(6,641)
Total loans, net				$18,100,898

Deposits

The Bank primarily uses client deposits to fund its operations, and to a lesser extent advances from the Federal Home Loan Bank (“FHLB”), and other borrowings. The Bank’s deposits are generally obtained from the Bank’s geographic market area. The Bank utilizes traditional marketing methods to attract new clients and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Although the vast majority of the Bank’s deposits are retail in nature, the Bank does engage in certain wholesale activities, primarily accepting deposits generated by brokers. The Bank considers wholesale deposits to be an alternative borrowing source rather than a client relationship and, as such, their levels are determined by management’s decisions as to the most economic funding sources. Brokered-deposits totaled $1.2 billion, or 6.2%, of total deposits, at December 31, 2022, compared to $394.0 million, or 2.2%, at December 31, 2021.

The Bank’s total deposits increased $446.4 million, or 2.5%, to $18.5 billion at December 31, 2022, from $18.1 billion at December 31, 2021, primarily due to a $1.5 billion, or 27.1%, increase in time deposits offset, in part, by a $798.9 million decrease in money market deposits, a $323.1 million, or 7.2%, decrease in Non-interest-bearing demand deposits. The following table displays the deposit mix balances as of the end of the past three years:

	Deposit Mix

	Year Ended December 31,
	2022		2021		2020
	Amount	%	Amount	%	Amount	%
	(In thousands)
Deposits
Non-interest-bearing demand deposits	$4,168,989	22.5%	$4,492,054	24.9%	$3,365,086	20.9%
Interest bearing demand deposits	2,509,736	13.6	2,522,442	14.0	1,926,135	12.0
Money market deposits	3,812,724	20.6	4,611,579	25.5	3,359,191	20.8
Savings deposits	1,000,460	5.4	915,515	5.1	785,672	4.9
Time deposits	7,013,370	37.9	5,517,252	30.5	6,673,317	41.4
Total deposits	$18,505,279	100.0%	$18,058,842	100.0%	$16,109,401	100.0%

Average total deposits increased $1.6 billion, or 9.5%, to $18.3 billion in 2022, compared with average total deposits of $16.7 billion in 2021.

The following table displays average deposits and rates for the past five years:

	Average Deposits and Average Rates

	Year Ended December 31,
	2022		2021		2020		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands)
Deposits
Non-interest-bearing demand deposits	$4,386,526	—%	$3,751,626	—%	$3,158,828	—%	$2,837,946	—%	$2,819,711	—%
Interest bearing demand deposits	2,471,256	0.33	2,047,177	0.11	1,591,924	0.18	1,290,752	0.18	1,389,326	0.20
Money market deposits	4,902,357	0.81	4,034,246	0.45	2,903,837	0.74	2,012,306	1.07	2,200,847	0.74
Savings deposits	1,118,967	0.08	897,663	0.09	759,581	0.13	731,027	0.20	791,982	0.20
Time deposits	5,398,808	1.04	5,979,191	0.68	7,268,738	1.54	7,459,800	2.05	6,031,061	1.43
Total deposits	$18,277,914	0.58%	$16,709,903	0.37%	$15,682,908	0.87%	$14,331,831	1.24%	$13,232,927	0.81%

Management considers the Bank’s time deposits of $250 thousand or more, which totaled $4.2 billion at December 31, 2022, to be generally less volatile than other wholesale funding sources primarily because approximately 84.7% of the Bank’s CDs of $250 thousand or more have been on deposit with the Bank for two years or more.  Management monitors the CDs of $250 thousand or more portfolio to help identify any changes in the deposit behavior in the market and of the Bank’s clients.

Approximately 98.8% of the Bank’s CDs mature within one year as of December 31, 2022. The following tables display time deposits by maturity:

	Time Deposits by Maturity

	At December 31, 2022
	Time Deposits - under $100,000	Time Deposits - $100,000 and over	Total Time Deposits
	(In thousands)
Less than three months	$498,421	$1,450,174	$1,948,595
Three to six months	439,621	696,704	1,136,325
Six to twelve months	201,700	3,639,502	3,841,202
Over one year	23,238	64,010	87,248
Total	$1,162,980	$5,850,390	$7,013,370

Percent of total deposits	6.3%	31.6%	37.9%

The following table displays time deposits with a remaining term of more than one year at December 31, 2022:

Maturities of Time Deposits with a Remaining Term
of More Than One Year for Each
of the Five Years Following December 31, 2022

(In thousands)
2023	$79,376
2024	$5,093
2025	$591
2026	$2,168
2027	$20

Borrowings

Borrowings include securities sold under agreements to repurchase, Federal funds purchased, funds obtained as advances from the FHLB of San Francisco, and borrowings from other financial institutions.

As of December 31, 2022, there was $150.0 million in over-night borrowings from the FHLB at a rate of 4.65% in 2022 and no over-night borrowings from the FHLB in 2021. As of December 31, 2022, the advances from the FHLB were $335.0 million at a weighted average rate of 4.54% compared to $20.0 million at a weighted average rate of 2.89% as of December 31, 2021. As of December 31, 2022, final maturity for the FHLB advances were $300.0 million in January 2023, $20.0 million in May 2023, and $15.0 million in September 2024.

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

As of December 31, 2022, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 4.01%, compared to $119.1 million with a weighted average rate of 2.38% as of December 31, 2021. The Junior Subordinated Notes have a stated maturity term of 30 years and qualify as Total Capital for these periods.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in the Consolidated Balance Sheets. We enter into these transactions to meet the financing needs of our clients. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets.

Loan Commitments. We enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon clients maintaining specific credit standards at the time of loan funding. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses.

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by us to secure the obligations of a client to a third party. In the event the client does not perform in accordance with the terms of an agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek reimbursement from the client. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

Capital Resources

Stockholders’ Equity

Total equity was $2.5 billion at December 31, 2022, an increase of $27.8 million, or 1.1%, from $2.4 billion at December 31, 2021, primarily due to net income of $360.6 million, proceeds from dividend reinvestment of $3.7 million, and stock based compensation of $7.0 million, offset by other comprehensive income/(loss) of $99.2 million, shares withheld related to net share settlement of RSUs of $2.9 million, purchase of treasury stock of $141.3 million, and common stock cash dividends of $101.0 million. The Company paid cash dividends of $1.36 per common share in 2022, $1.27 per common share in 2021, and $1.24 per common share in 2020.

On September 2, 2021, the Board of Directors approved a stock repurchase program to buy back up to $125.0 million of the Bancorp’s common stock. The $125.0 million share repurchase program was completed on February 18, 2022, with the repurchased of 2,858,503 shares for a total of $125.0 million, at an average cost of $43.73 per share.

On May 26, 2022, the Board of Directors approved a new stock repurchase program to buy back up to $125.0 million of the Bancorp’s common stock. As of December 31, 2022, the Company repurchased 2,522,538 shares of common stock for a total of $108.4 million, at an average cost of $42.98 per share.

Capital Adequacy

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements. The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At December 31, 2022, the Company’s Tier 1 risk-based capital ratio of 12.21%, total risk-based capital ratio of 13.73%, and Tier 1 leverage capital ratio of 10.08%, calculated under the Basel III Capital Rules, continue to place the Company in the “well capitalized” category for regulatory purposes, which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%. At December 31, 2021, the Company’s Tier 1 risk-based capital ratio was 12.80%, total risk-based capital ratio was 14.41%, and Tier 1 leverage capital ratio was 10.40%.

A table displaying the Bancorp’s and the Bank’s capital and leverage ratios at December 31, 2022, and 2021, is included in Note 23 to the Consolidated Financial Statements.

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

Substantially all of the revenues of the Company available for payment of dividends derive from amounts paid to it by the Bank. The Bank paid dividends to the Bancorp totaling $232.8 million during 2022, $230.0 million during 2021, and $146.0 million during 2020.

The Federal Reserve Board issued Federal Reserve Supervision and Regulation Letter SR-09-4 that states that bank holding companies are expected to inform and consult with the Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid.

Under California State banking law, the Bank may not without regulatory approval pay a cash dividend which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2022, was restricted to approximately $296.2 million. For additional information on statutory and regulatory limitations on the ability of Bancorp to pay dividends to its shareholders and on the Bank to pay dividends to Bancorp, see “Item 1. Business-Regulation and Supervision — Dividends.”

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

Management reviews the loan portfolio regularly to identify problem loans. During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of their loan agreements. Such loans are placed under closer supervision with consideration given to placing the loan on non-accrual status, the need for an additional allowance for loan losses, and (if appropriate) partial or full charge-off.

Total non-performing portfolio assets increased $12.8 million, or 17.9%, to $84.5 million at December 31, 2022, compared to $71.7 million at December 31, 2021, primarily due to an increase of $10.1 million, and $3.0 million in accruing loans past due 90 days or more and nonaccrual loans, respectively.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets increased to 0.46% at December 31, 2022, from 0.44% at December 31, 2021. The non-performing portfolio loan, excluding loans held for sale, coverage ratio, defined as the allowance for credit losses to non-performing loans, excluding loans held for sale, decreased to 193.0% at December 31, 2022, from 212.9% at December 31, 2021. The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	As of December 31,
	2022	2021	2020	2019	2018
	(In thousands)
Accruing loans past due 90 days or more	$11,580	$1,439	$4,982	$6,409	$3,773
Non-accrual loans	68,854	65,846	67,684	40,523	41,815
Total non-performing loans	80,434	67,285	72,666	46,932	45,588
Other real estate owned	4,067	4,368	4,918	10,244	12,674
Total non-performing assets	$84,501	$71,653	$77,584	$57,176	$58,262

Accruing troubled debt restructurings (TDRs)	$15,145	$12,837	$27,721	$35,336	$65,071
Non-accrual TDRs (included in non-accrual loans)	$6,348	$8,175	$8,985	$18,048	$24,189
Non-accrual loans held for sale	$—	$—	$—	$—	$—
Non-performing assets as a percentage of gross loans and OREO at year-end	0.46%	0.44%	0.50%	0.38%	0.42%
Allowance for credit losses as a percentage of gross loans	0.85%	0.88%	1.10%	0.84%	0.89%
Allowance for credit losses as a percentage of non-performing loans	192.97%	212.91%	237.27%	270.77%	273.41%

The effect of non-accrual loans on interest income for the past five years is presented below:

	Year Ended December 31,
	2022	2021	2020	2019	2018
	(In thousands)
Non-accrual Loans
Contractual interest due	$4,620	$4,032	$3,093	$1,775	$1,618
Interest recognized	435	1,074	1,008	85	66
Net interest foregone	$4,185	$2,958	$2,085	$1,690	$1,552

As of December 31, 2022, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

Non-accrual Loans

Total non-accrual portfolio loans were $68.9 million at December 31, 2022, increased $3.0 million, or 4.6%, from $65.8 million at December 31, 2021. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	December 31, 2022		December 31, 2021
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$9,215	$1,998	$12,456	$7,697
Commercial real estate	33,859	—	36,832	338
Land	—	2,518	—	2,744
Personal property (UCC)	8	21,256	—	5,779
Total	$43,082	$25,772	$49,288	$16,558

(1) Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans, equity lines and installment & other loans.

	December 31, 2022		December 31, 2021
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$32,206	$50	$13,775	$—
Wholesale/Retail	1,907	11,628	24,600	12,468
Food/Restaurant	85	479	—	—
Import/Export	—	13,382	—	3,190
Other	8,884	233	10,913	900
Total	$43,082	$25,772	$49,288	$16,558

(1)  Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans, equity lines and installment & other loans.

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

The CARES Act, signed into law on March 27, 2020, and as extended by the CAA permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020, and January 1, 2022 and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The Company is applied this guidance to qualifying loan modifications.

A summary of TDRs by type of loan and by accrual/non-accrual status as of the dates indicated is shown below:

	December 31, 2022
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$2,588	$—	$—	$2,588
Commercial mortgage loans	2,791	—	5,855	8,646
Residential mortgage loans	2,181	445	1,285	3,911
Total accruing TDRs	$7,560	$445	$7,140	$15,145

	December 31, 2022
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$3,629	$—	$—	$3,629
Commercial mortgage loans	1,098	—	—	1,098
Residential mortgage loans	1,621	—	—	1,621
Total non-accrual TDRs	$6,348	$—	$—	$6,348

	December 31, 2021
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$3,368	$—	$—	$3,368
Commercial mortgage loans	438	5,522	168	6,128
Residential mortgage loans	1,464	249	1,628	3,341
Total accruing TDRs	$5,270	$5,771	$1,796	$12,837

	December 31, 2021
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$7,717	$—	$—	$7,717
Residential mortgage loans	458	—	—	458
Total non-accrual TDRs	$8,175	$—	$—	$8,175

As of December 31, 2022, recorded investment in non-accrual loans was $68.9 million compared to $65.8 million as of December 31, 2021. For non-accrual loans, the amounts previously charged off represent 14.1% of the contractual balances for non-accrual loans as of December 31, 2022. As of December 31, 2022, $43.1 million, or 62.6%, of the $68.9 million of non-accrual loans were secured by real estate compared to $49.3 million, or 74.9% of the $65.8 million of non-accrual loans that were secured by real estate as of December 31, 2021. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

The allowance for loan losses to non-performing loans was 182.1% at December 31, 2022, compared to 202.4% at December 31, 2021, primarily due to an increase in the non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents non-accrual loans and the related allowance as of December 31, 2022 and 2021:

	As of December 31, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance:
Commercial loans	$27,341	$12,949	$—
Commercial mortgage loans	37,697	32,205	—
Residential mortgage and equity lines	9,626	8,978	—
Installment and other loans	9	8	—
Subtotal	$74,673	$54,140	$—
With allocated allowance:
Commercial loans	$14,643	$12,823	$3,734
Commercial mortgage loans	1,896	1,891	207
Residential mortgage and equity lines	—	—	—
Subtotal	$16,539	$14,714	$3,941
Total non-accrual loans	$91,212	$68,854	$3,941

	As of December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance:
Commercial loans	$15,879	$11,342	$—
Commercial mortgage loans	24,437	21,209	—
Residential mortgage and equity lines	6,020	5,850	—
Subtotal	$46,336	$38,401	$—
With allocated allowance:
Commercial loans	$14,294	$5,217	$894
Commercial mortgage loans	17,930	16,964	3,631
Residential mortgage and equity lines	6,048	5,264	22
Subtotal	$38,272	$27,445	$4,547
Total non-accrual loans	$84,608	$65,846	$4,547

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

As of December 31, 2022, construction loans of $443.9 million were disbursed with pre-established interest reserves of $54.5 million compared to $520.5 million of such loans disbursed with pre-established interest reserves of $51.1 million at December 31, 2021.  The balance for construction loans with interest reserves which have been extended was $34.4 million with pre-established interest reserves of $1.0 million at December 31, 2022, compared to $20.4 million with pre-established interest reserves of $0.4 million at December 31, 2021.  Land loans of $48.6 million were disbursed with pre-established interest reserves of $1.6 million at December 31, 2022, compared to $46.2 million of land loans disbursed with pre-established interest reserves of $0.6 million at December 31, 2021.  The balance for land loans with interest reserves which have been extended was $0.9 million, with pre-established interest reserves of $58 thousand for December 31, 2022 and 2021..

At December 31, 2022 and December 31, 2021, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2022 and 2021, there were no non-accrual residential loans, non-accrual non-residential construction loans and non-accrual land loans that were originated with pre-established interest reserves, respectively.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with clients located in the high-density Asian-populated areas of Southern and Northern California; New York City; New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Nevada; New Jersey; Rockville, Maryland and Las Vegas, Nevada. The Company also has loan clients in Hong Kong. The Company has no specific industry concentration, and generally our loans are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects our loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral.  There are no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of December 31,2022 or as of December 31, 2021.

The Federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution's total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 27% of total risk-based capital as of December 31, 2022, and 31% as of December 31, 2021. Total CRE loans represented 287% of total risk-based capital as of December 31, 2022, and 285% as of December 31, 2021, which were within the Bank’s internal limit of 400%, of total capital. See Part I — Item 1A — “Risk Factors” for a discussion of some of the factors that may affect us.

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

The allowance for loan losses was $146.5 million and the allowance for off-balance sheet unfunded credit commitments was $8.7 million at December 31, 2022, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $155.2 million at December 31, 2022, compared to $143.3 million at December 31, 2021, an increase of $12.0 million, or 8.4%. The allowance for credit losses represented 0.9% of period-end gross loans and 193.0% of non-performing loans at December 31, 2022. The comparable ratios were 0.9% of period-end gross loans and 212.9% of non-performing loans at December 31, 2021.

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. We identify critical policies and estimates as those that require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. We have identified the policy and estimate related to the allowance for credit losses on loans as a critical accounting policy.

Our critical accounting policies and estimates are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report Form 10-K. For more information, please also see Note 1, Summary of Significant Accounting Policies contained in Item 8, Financial Statements and Supplementary Data.

Expected Credit Losses Estimate for Loans

In January 2021, we adopted ASC 326, which replaces the incurred loss methodology with an expected loss methodology. The allowance for credit losses is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for loan losses is reported as a reduction of the amortized cost basis of loans, while the reserve for unfunded loan commitments is included within “Other liabilities” on the Consolidated Balance Sheets. The amortized cost basis of loans does not include interest receivable, which is included in “Other assets” on the Consolidated Balance Sheets. The “Provision for credit losses” on the Consolidated Statement of Operations and Comprehensive Income is a combination of the provision for loan losses and the provision for unfunded loan commitments.

Under the CECL methodology, expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of prepayments and available information about the collectability of cash flows, including information about relevant historical experience, current conditions, and reasonable and supportable forecasts of future events and circumstances. Thus, the CECL methodology incorporates a broad range of information in developing credit loss estimates. For further information regarding the calculation of the allowance for credit losses on loans held for investment using the CECL methodology effective January 1, 2021, see Notes 1 and 5 to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

In calculating our allowance for credit losses for the year ended 2022, the change in Moody’s forecast of future GDP, unemployment rates, CRE and home price indexes, resulted in an increase in the allowance for credit losses. Our methodology and framework along with the 8-quarter reasonable and supportable forecast period and the 4-quarter reversion period have remained consistent since the implementation of CECL on January 1, 2021. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.

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

Under the Company’s CECL methodology, nine portfolio segments with similar risk characteristics are evaluated for expected loss. Six portfolios are modeled using econometric models and three smaller portfolios are evaluated using a simplified loss-rate method that calculates lifetime expected credit losses for the respective pools (simplified approach). The six portfolios subject to econometric modeling include residential mortgages; commercial and industrial loans (“C&I”); construction loans; commercial real estate (“CRE”) for multifamily loans; CRE for owner-occupied loans; and other CRE loans. We estimate the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables, (GDP, unemployment, CRE prices and residential mortgage prices) to historical credit performance for each of the six loan portfolios from 2007 to the fourth quarter of 2020. Loss given default rates would be computed based on the net charge-offs recognized and then applied to the expected exposure at default of defaulted loans starting with the fourth quarter of 2007 through the fourth quarter of 2020. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The amounts so calculated comprise the quantitative portion of the allowance for credit losses.

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

Our allowance for credit losses is sensitive to a number of inputs, including macroeconomic forecast assumptions and credit rating migrations during the period. Our macroeconomic forecasts used in determining the December 31, 2022, allowance for credit losses consisted of three scenarios as provided by an outside forecaster. Because the December 2022 baseline scenario did not forecast a recession in the forecast period, we increased the weighing of the downside scenario to reflect our expectations that a recession in the forecast period was more likely than not. The baseline scenario reflects modest ongoing GDP growth and a modest increase in the unemployment rate peaking at 4.2% in the fourth quarter of 2023. The upside scenario reflects a faster decline in the inflation rate and the Federal Reserve cutting the Fed funds rate starting in the first quarter of 2024 and stronger GDP growth and lower unemployment rates relative to the baseline scenario. The downside scenario contemplates a recession due to continued high inflation rates and an increase in the Fed funds rate to 5.2% in the second quarter of 2023 that results in negative GDP growth for three quarters peaking at 3.6% in the second quarter of 2023, rising unemployment that peaks at 7.8% in the first quarter of 2024, and a decline in CRE prices and residential home prices of over 20% and 15%, respectively, during the forecast period. We placed the most weight on our downside scenario, with the remaining weighting mainly on the baseline scenario and a small weighting on the upside scenario. As of December 31, 2021, we placed the most weight on our baseline scenario, with the remaining weighting split equally between the update and the downside scenarios.

Keeping all other factors constant, we estimate that if we had applied 100% weighting to the downside scenario, the allowance for credit losses as of December 31, 2022, would have been approximately $45.4 million higher. This estimate is intended to reflect the sensitivity of the allowance for credit losses to changes in our scenario weights and is not intended to be indicative of future changes in the allowance for credit losses.

Management believes the allowance for credit losses is appropriate for the current expected credit losses in our loan portfolio and associated unfunded commitments, and the credit risk ratings and loss rates currently assigned are reasonable and appropriate as of the reporting date. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company's financial statements.

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

The following table sets forth the information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the past five years:

Allowance for Credit Losses

	Amount Outstanding as of December 31,
	2022	2021	2020	2019	2018
	(In thousands)
Allowance for loan losses
Balance at beginning of year	$136,157	$166,538	$123,224	$122,391	$123,279
Impact of ASU 2016-13 adoption	—	(1,560)	—	—	—
Adjusted beginning balance	$136,157	$164,978	$123,224	$122,391	$123,279
Provision/(reversal) for credit losses	12,913	(11,210)	57,500	(7,000)	(4,500)
Charge-offs :
Commercial loans	(3,222)	(20,051)	(21,996)	(6,997)	(629)
Real estate loans	(2,152)	(3)	—	—	(2,577)
Installment loans and other loans	(116)	—	—	—	—
Total charge-offs	(5,490)	(20,054)	(21,996)	(6,997)	(3,206)
Recoveries:
Commercial loans	2,465	1,706	7,267	4,155	1,875
Construction loans	6	76	—	4,612	177
Real estate loans	432	661	543	6,063	4,766
Installment loans and other loans	2	—	—	—	—
Total recoveries	2,905	2,443	7,810	14,830	6,818
Balance at end of period	$146,485	$136,157	$166,538	$123,224	$122,391

Reserve for off-balance sheet credit commitments
Balance at beginning of year	$7,100	$5,880	$3,855	$2,250	$4,588
Impact of ASU 2016-13 adoption	—	6,018	—	—	—
Adjusted beginning balance	$7,100	$11,898	$3,855	$2,250	$4,588
Provision/(reversal) for credit losses	1,630	(4,798)	2,025	1,605	(2,338)
Balance at the end of period	$8,730	$7,100	$5,880	$3,855	$2,250

Average loans outstanding during the year (1)	$17,631,943	$15,827,550	$15,500,910	$14,510,678	$13,280,665
Ratio of net charge-offs/(recoveries) to average loans outstanding during the year (1)	0.01%	0.11%	0.09%	(0.05)%	(0.03)%
Provision/(reversal) for credit losses to average loans outstanding during the year (1)	0.07%	(0.07)%	0.37%	(0.05)%	(0.03)%
Allowance for credit losses to non-performing portfolio loans at year-end (2)	192.97%	212.91%	237.27%	270.77%	273.41%
Allowance for credit losses to gross loans at year-end (1)	0.85%	0.88%	1.10%	0.84%	0.89%

(1) Excluding loans held for sale
(2) Excluding non-accrual loans held for sale

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	As of December 31,
	2022		2021		2020		2019		2018
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to Average		to Average		to Average		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans
	(In thousands)
Type of Loans:
Commercial loans	$49,435	18.2%	$43,394	18.4%	$68,742	18.8%	$57,021	18.9%	$54,978	19.1%
Residential mortgage loans and equity lines	18,232	30.2	25,379	28.7	17,737	29.4	13,108	29.1	14,282	26.9
Commercial mortgage loans	68,366	48.2	61,081	48.7	49,205	47.8	33,602	48.0	33,487	49.5
Real estate construction loans	10,417	3.4	6,302	4.2	30,854	4.0	19,474	4.0	19,626	4.5
Installment and other loans	35	—	1	—	—	—	19	—	18	—
Total	$146,485	100.0%	$136,157	100.0%	$166,538	100.0%	$123,224	100.0%	$122,391	100.0%

The allowance allocated to commercial loans was $49.4 million at December 31, 2022, compared to $43.4 million at December 31, 2021. The increase is due primarily to an increase in allocated allowance for non-accrual commercial loans.

The allowance allocated to residential mortgage loans and equity lines was $18.2 million at December 31, 2022, compared to $25.4 million at December 31, 2021. The decrease is due primarily to a decrease in the expected life for residential mortgages as a result of our annual CECL recalibration.

The allowance allocated to commercial mortgage loans was $68.4 million at December 31, 2022, compared to $61.1 million at December 31, 2021. The increase is due primarily to an increase in commercial mortgage loans and an increase in the expected life for multifamily loans as a result of our annual CECL recalibration.

The allowance allocated for construction loans increased to $10.4 million at December 31, 2022, from $6.3 million at December 31, 2021. The increase is due primarily to higher expected losses as a result of worsening forecasted economic conditions.

Please also see Part I — Item 1A — “Risk Factors” for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and client credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. For December 2022, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 13.7% compared to 17.3% for December 2021.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2022, the Bank had an approved credit line with the FHLB of San Francisco totaling $7.7 billion. Total advances from the FHLB of San Francisco were $485.0 million and standby letter of credits issued by FHLB on the Company’s behalf were $785.1 million as of December 31, 2022. These borrowings bear fixed rates and are secured by loans. See Note 10 to the Consolidated Financial Statements. At December 31, 2022, the Bank pledged $582.9 thousand of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $1.8 million from the Federal Reserve Bank Discount Window at December 31, 2022.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, securities available-for-sale and equity securities. At December 31, 2022, securities available-for-sale totaled $1.5 billion, with $145.7 million pledged as collateral for borrowings and other commitments. The remaining $1.3 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 98.8% of our time deposits mature within one year or less as of December 31, 2022. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and anticipate that the outflow can be replenished through our normal growth in deposits. As of December 31, 2022, management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

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

Please also see Note 14 to the Consolidated Financial Statements regarding commitments and contingencies.

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

We establish a tolerance level in our policy for net interest income volatility of plus or minus 5% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, client reaction, and the estimated impact on profitability. At December 31, 2022, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 4.27%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 8.54%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 6.7%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 15.3%.

Our simulation model also projects the net market value of our portfolio of assets and liabilities. We have established a tolerance level to value the net market value of our portfolio of assets and liabilities in our policy to a change of not less than 0% when the hypothetical rate change is plus or minus 200 basis points. At December 31, 2022, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net market value of our portfolio of assets and liabilities would decrease by 1.86%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net market value of our assets and liabilities would increase by 7.83%.

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

Quantitative Information about Interest Rate Risk

The following table shows the carrying value of our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, as well as the instruments’ total fair values at December 31, 2022, and 2021. For assets, expected maturities are based on contractual maturity. For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits. We use certain assumptions to estimate fair values and expected maturities that are described in Note 17 to the Consolidated Financial Statements. Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts. Off-balance sheet financial instruments represent fair values. The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

								December 31,
	Average							2022		2021
	Interest	Expected Maturity Date at December 31,							Fair		Fair
	Rate	2023	2024	2025	2026	2027	Thereafter	Total	Value	Total	Value
	(In thousands)
Interest-Sensitive Assets:
Mortgage-backed securities and collateralized mortgage obligations	3.00%	$7	$3	$269	$243	$164	$897,469	$898,155	$898,155	$897,780	$897,780
Other investment securities	2.75%	$310,043	$28,945	$27,167	$64,091	$75,734	$69,213	$575,193	$575,193	$229,529	$229,529
Loans	4.55%	$3,770,213	$1,140,315	$946,337	$1,115,690	$949,053	$10,332,416	$18,254,024	$17,944,588	$16,342,479	$16,499,869
Interest Sensitive Liabilities:
Other interest-bearing deposits	1.26%	$1,720,641	$980,863	$664,210	$462,795	$1,829,169	$1,665,242	$7,322,920	$7,322,920	$8,049,536	$8,049,536
Time deposits	1.04%	$6,926,122	$79,376	$5,093	$591	$2,168	$20	$7,013,370	$7,080,478	$5,517,252	$5,510,130
Advances from the Federal Home Loan Bank	4.57%	$470,000	$15,000	$—	$—	$—	$—	$485,000	$482,737	$20,000	$21,279
Other borrowings	0.00%	$—	$—	$—	$—	$—	$22,600	$22,600	$18,385	$23,145	$18,945
Long-term debt	4.66%	$—	$—	$—	$—	$—	$119,136	$119,136	$68,231	$119,136	$62,274

Off-Balance Sheet Financial Instruments:
Commitments to extend credit..		$1,210,193	$1,046,406	$404,246	$187,232	$104,329	$677,898	$3,630,304	$(14,797)	$3,297,363	$(12,594)
Standby letters of credit		$189,985	$14,455	$30,187	$23,666	$133	$57,395	$315,821	$(2,738)	$266,489	$(2,640)
Other letters of credit		$29,416	$—	$—	$—	$—	$—	$29,416	$(33)	$16,652	$(13)

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

The Company follows ASC Topic 815 that establishes accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in the Company’s Consolidated Balance Sheets and measurement of those financial derivatives at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and, if so, the type of hedge. Fair value is determined using third-party models with observable market data. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income/(loss) and are reclassified to earnings when the hedged transaction is reflected in earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivatives are reflected in current earnings, together with changes in the fair value of the related hedged item if there is a highly effective correlation between changes in the fair value of the interest rate swaps and changes in the fair value of the underlying asset or liability that is intended to be hedged. If there is not a highly effective correlation between changes in the fair value of the interest rate swap and changes in the fair value of the underlying asset or liability that is intended to be hedged, then only the changes in the fair value of the interest rate swaps are reflected in the Company’s Consolidated Financial Statements.

The Company offers various interest rate derivative contracts to its clients. When derivative transactions are executed with its clients, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with clients throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements. As of December 31, 2022 and 2021, the Company had outstanding interest rate derivative contracts with certain clients and third-party financial institutions with a notional amount of $595.4 million and $457.0 million, respectively. As of December 31, 2022, the notional amount of $205.6 million of interest rate swaps cleared through the CCP. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $20.2 million as of December 31, 2022.

In May 2014, the Bancorp entered into interest rate swap contracts with the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Company realized a deferred gain of $4.0 million for the year ended December 31, 2022 on the early termination of these cash flow derivative swaps and is recognizing the amount as a reduction of long-term debt interest expense over the remaining life of the swaps on a straight-line basis. As of December 31, 2022, and 2021, the ineffective portion of these interest rates swaps was not significant.

The notional amount and net unrealized loss of the Company’s cash flow derivative financial instruments as of December 31, 2022, and December 31, 2021, were as follows:

	December 31, 2022	December 31, 2021
Cash flow swap hedges:	($ in thousands)
Notional	$—	$119,136
Weighted average fixed rate-pay	0.00%	2.61%
Weighted average variable rate-receive	0.00%	0.16%

Loss, net of taxes (1)	$—	$(3,276)

	Year ended
	December 31, 2022	December 31, 2021
Periodic net settlement of swaps (2)	$772	$2,949

(1)-Included in other comprehensive income.

(2)-the amount of periodic net settlement of interest rate swaps was included in interest expense.

As of December 31, 2022, the Bank’s outstanding interest rate swap contracts had a notional amount of $204.3 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of December 31, 2022, and 2021, the ineffective portion of these interest rate swaps was not significant.

The Company has designated as a partial-term hedging election $669.7 million and $404.4 million notional as last-of-layer hedge on pool of loans with a notational value of $1.2 billion and $748.6 million as of December 31, 2022 and 2021, respectively. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into a pay-fixed and receive 1-Month LIBOR or 1-Month Term SOFR interest rate swap to convert the last-of-layer $669.7 million portion of a $1.2 billion fixed rate loan tranche in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranche. As of December 31, 2022 and 2021, the last-of-layer loan tranche had a fair value basis adjustment of $31.0 million and $4.9 million, respectively. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by Bancorp related to derivative contracts totaled zero as of December 31, 2022, and $5.9 million as of December 31, 2021.

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of December 31, 2022, and December 31, 2021, were as follows:

	December 31, 2022	December 31, 2021
Fair value swap hedges:	($ in thousands)
Notional	$874,034	$729,280
Weighted average fixed rate-pay	2.12%	2.65%
Weighted average variable rate spread	0.68%	1.31%
Weighted average variable rate-receive	2.61%	1.43%

Net gain/(loss) (1)	$38,589	$(1,013)

	Year ended
	December 31, 2022	December 31, 2021
Periodic net settlement of SWAPs (2)	$3,107	$(9,345)

(1)-the amount is included in other non-interest income.

(2)-the amount of periodic net settlement of interest rate swaps was included in interest income.

Included in the total notional amount of $874.0 million of the fair value interest rate contracts entered into with financial counterparties as of December 31, 2022, was a notional amount of $449.3 million of interest rate swaps that cleared through the CCP. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $25.8 million as of December 31, 2022.

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

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of December 31, 2022, and December 31, 2021, were as follows:

	December 31, 2022	December 31, 2021
Derivative financial instruments not designated as hedging instruments:	(In thousands)
Notional amounts:
Option contracts	$—	$676
Forward, and swap contracts with positive fair value	$72,996	$181,997
Forward, and swap contracts with negative fair value	$170,213	$51,782
Fair value:
Option contracts	$—	$3
Forward, and swap contracts with positive fair value	$448	$1,113
Forward, and swap contracts with negative fair value	$(942)	$(327)

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

There have not been any changes in the Company’s disclosure controls and procedures that occurred during its fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, these controls and procedures.

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

As of December 31, 2022, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2022.

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” below.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cathay General Bancorp:

Opinion on Internal Control Over Financial Reporting

We have audited Cathay General Bancorp and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022and 2021, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes(collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 28, 2023

Item 9B.     Other Information

None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item concerning our, directors, compliance with Section 16 of the Securities Exchange Act of 1934, the code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, and matters relating to corporate governance is incorporated herein by reference from the information set forth under the captions “Proposal One—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors and Corporate Governance” and “Code of Ethics” in our Definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders (our “Proxy Statement”).

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2022, with respect to compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)]
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	$—	1,658,201
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	$—	1,658,201

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

10.1**

Form of Indemnification Agreement between the Bancorp and its directors and certain officers. Previously filed with the Securities and Exchange Commission on March 1, 2022, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.

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

21.1+	Subsidiaries of the Bancorp.+

23.1+	Consent of Independent Registered Public Accounting Firm.+

31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1++	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

32.2++	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

**	Management contract or compensatory plan or arrangement.

+	Filed herewith.
++	Furnished herewith pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Item 16.     Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cathay General Bancorp
By:	/s/ Chang M. Liu
Chang M. Liu President and Chief Executive Officer

Date: February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chang M. Liu	President and Chief Executive Officer, and Director	February 28, 2023
Chang M. Liu	(principal executive officer)

/s/ Heng W. Chen	Executive Vice President,	February 28, 2023
Heng W. Chen	Chief Financial Officer/Treasurer (principal financial officer) (principal accounting officer)

/s/ Dunson K. Cheng	Executive Chairman of	February 28, 2023
Dunson K. Cheng	the Board

/s/ Peter Wu	Vice Chairman of the Board	February 28, 2023
Peter Wu

/s/ Anthony M. Tang	Vice Chairman of the Board	February 28, 2023
Anthony M. Tang

/s/ Kelly L. Chan	Director	February 28, 2023
Kelly L. Chan

/s/ Nelson Chung	Director	February 28, 2023
Nelson Chung

/s/ Felix S. Fernandez	Director	February 28, 2023
Felix S. Fernandez

/s/ Jane Jelenko	Director	February 28, 2023
Jane Jelenko

/s/ Maan-Huei Hung	Director	February 28, 2023
Maan-Huei Hung

/s/ Joseph C.H. Poon	Director	February 28, 2023
Joseph C.H. Poon

/s/ Richard Sun	Director	February 28, 2023
Richard Sun

/s/ Shally Wang	Director	February 28, 2023
Shally Wang

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2022 and 2021	F-5

Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2022, 2021, and 2020	F-6

Consolidated Statements of Changes in Stockholders' Equity for each of the years ended December 31, 2022, 2021, and 2020	F-7

Consolidated Statements of Cash Flows for each of the years ended December 31, 2022, 2021, and 2020	F-8

Notes to Consolidated Financial Statements	F-9

Parent-only condensed financial information of Cathay General Bancorp is included in Note 21 to the Consolidated Financial Statements in this Annual Report on Form 10-K	F-58

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cathay General Bancorp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cathay General Bancorp and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2021 due to the adoption of ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

Allowance for loan losses for loans evaluated on a collective basis modeled using an econometric methodology

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s total allowance for loan losses as of December 31, 2022 was $146.5 million, a substantial portion of which relates to the allowance for loan losses on loans evaluated on a collective basis over residential mortgages, commercial and industrial loans, construction loans, commercial real estate for multifamily loans, commercial real estate for owner-occupied loans, and other commercial real estate loans (hereafter “six portfolios”) using a methodology that includes econometric regression models, risk ratings, and certain qualitative loss factors (together the collective ALL). The collective ALL includes the measure of expected credit losses on a collective basis by pooling those loans that share similar risk characteristics into these six portfolios. The collective ALL methodology uses historical credit loss experience as a basis for estimation of expected credit losses at the collective pool basis over the contractual term of the loans, adjusted for expected prepayments when appropriate. The Company estimates the collective ALL using the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables to historical credit performance for each of the six portfolios. Loss given default rates are computed based on the net charge-offs recognized and then applied to the expected exposure at default of defaulted loans.  The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments.  The collective ALL incorporates reasonable and supportable forecasts of various macroeconomic variables over a two-year reasonable and supportable forecast period, reverting straight-line to long-term loss rates over the one-year reversion period. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics as well as for changes in environmental conditions.  The adjustments, or qualitative loss factors, consider idiosyncratic risk factors, conditions that may not be reflected in quantitatively derived results, or other relevant factors to seek to ensure the allowance for credit losses reflects the Company’s best estimate of current expected credit losses.

We identified the assessment of the collective ALL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. This included our assessment of the collective ALL methodology, including the econometric models used to estimate expected credit losses and their significant assumptions. Such significant assumptions included portfolio segmentation, prepayments, the period over which loss history is considered, the economic forecast scenarios and their weightings and macroeconomic variables, the length of the reasonable and supportable forecast period and corresponding reversion period, and risk ratings. The assessment also included the evaluation of the qualitative loss factors. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ALL, including controls over the:

●	development of the collective ALL methodology

●	continued use and appropriateness of changes in the econometric models

●	identification and determination of the significant assumptions used in the econometric models

●	continued use and appropriateness of changes in certain qualitative loss factors

●	determination of risk ratings

●	analysis of the collective ALL results, trends, and ratios.

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

●

evaluating judgments made relative to the development and performance monitoring of the econometric models, by comparing them to Company-specific metrics and trends and the applicable industry and regulatory practices

●

assessing the conceptual soundness and performance testing of the econometric models by inspecting the model development and validation documentation to determine whether the models are suitable for their intended use

●

evaluating the judgments made by the Company in selecting the macroeconomic forecast scenarios, including the reasonable and supportable forecast period and economic scenario weightings used by comparing them to the Company’s business environment and relevant industry practice

●	determining whether the loan portfolio is segmented by similar risk characteristics by comparing to specific portfolio risk characteristics and trends

●	testing individual risk ratings for a selection of loans by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral

●

evaluating the methodology used to develop certain qualitative loss factors and the effect of those qualitative loss factors on the collective ALL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the econometric models.

We also assessed the sufficiency of audit evidence obtained related to the collective ALL by evaluating the:

●	cumulative results of the audit procedures

●	qualitative aspects of the Company’s accounting practices

●	potential bias in the accounting estimates

/s/ KPMG LLP

We have served as the Company’s auditor since 1991.

Los Angeles, California
February 28, 2023

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$195,440	$134,141
Short-term investments and interest-bearing deposits	966,962	2,315,563
Securities available-for-sale (amortized cost of $1,622,173 in 2022 and $1,126,867 in 2021)	1,473,348	1,127,309
Loans	18,254,024	16,342,479
Less: Allowance for loan losses	(146,485)	(136,157)
Unamortized deferred loan fees, net	(6,641)	(4,321)
Loans, net	18,100,898	16,202,001
Equity securities	22,158	22,319
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	4,067	4,368
Affordable housing investments and alternative energy partnerships, net	327,128	299,211
Premises and equipment, net	94,776	99,402
Customers’ liability on acceptances	2,372	8,112
Accrued interest receivable	82,428	56,994
Goodwill	375,696	372,189
Other intangible assets, net	5,757	4,627
Right-of-use assets- operating leases	29,627	27,834
Other assets	250,069	195,403
Total assets	$21,947,976	$20,886,723

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing demand deposits	$4,168,989	$4,492,054
Interest-bearing deposits:
NOW deposits	2,509,736	2,522,442
Money market deposits	3,812,724	4,611,579
Savings deposits	1,000,460	915,515
Time deposits	7,013,370	5,517,252
Total deposits	18,505,279	18,058,842

Advances from the Federal Home Loan Bank	485,000	20,000
Other borrowings for affordable housing investments	22,600	23,145
Long-term debt	119,136	119,136
Acceptances outstanding	2,372	8,112
Lease liabilities - operating leases	32,518	30,694
Other liabilities	307,031	180,543
Total liabilities	19,473,936	18,440,472
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 91,090,614 issued and 72,742,151 outstanding at December 31, 2022, and 90,871,860 issued and 75,750,862 outstanding at December 31, 2021	911	909
Additional paid-in-capital	981,119	972,474
Accumulated other comprehensive income/(loss), net	(102,295)	(3,065)
Retained earnings	2,244,856	1,985,168
Treasury stock, at cost (18,348,463 shares at December 31, 2022, and 15,120,998 shares at December 31, 2021)	(650,551)	(509,235)
Total equity	2,474,040	2,446,251
Total liabilities and equity	$21,947,976	$20,886,723

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except share
	and per share data)
Interest and Dividend Income
Loan receivable	$801,981	$649,224	$677,193
Investment securities	28,240	14,151	20,599
Federal Home Loan Bank stock	1,103	991	952
Deposits with banks	19,957	2,145	1,830
Total interest and dividend income	851,281	666,511	700,574

Interest Expense
Time deposits	56,354	40,542	111,629
Other deposits	48,942	21,259	25,396
Advances from the Federal Home Loan Bank	5,880	1,182	5,299
Long-term debt	5,546	5,773	5,791
Deferred payments from acquisition	—	—	115
Short-term borrowings	862	—	234
Total interest expense	117,584	68,756	148,464
Net interest income before provision/(reversal) for credit losses	733,697	597,755	552,110
Provision/(reversal) for credit losses	14,543	(16,008)	57,500
Net interest income after provision/(reversal) for credit losses	719,154	613,763	494,610

Non-Interest Income
Net gains/(losses) from equity securities	392	(1,426)	(1,148)
Securities gains, net	—	853	1,695
Letters of credit commissions	6,351	7,103	6,741
Depository service fees	6,523	5,584	4,949
Wealth management fees	16,436	15,056	10,529
Other operating income	27,112	27,433	20,054
Total non-interest income	56,814	54,603	42,820

Non-Interest Expense
Salaries and employee benefits	142,546	132,795	124,022
Occupancy expense	22,808	20,318	20,634
Computer and equipment expense	13,603	13,549	11,133
Professional services expense	28,237	23,666	21,856
Data processing service expense	13,181	13,607	14,897
FDIC and State assessments	8,037	7,132	8,999
Marketing expense	6,863	6,913	5,224
Other real estate owned expense/(income)	127	343	(3,091)
Amortization of investments in low income housing and alternative energy partnerships	42,065	45,447	58,225
Amortization of core deposit premium	1,892	687	687
Cost associated with debt redemption	—	732	693
Acquisition, integration and reorganization costs	4,127	1,425	—
Other operating expense	19,946	19,909	20,186
Total non-interest expense	303,432	286,523	283,465

Income before income tax expense	472,536	381,843	253,965
Income tax expense	111,894	83,539	25,105
Net income	$360,642	$298,304	$228,860

Other Comprehensive Income/(Loss), Net of Tax:
Net holding (losses)/gains on securities available-for-sale	(105,043)	(11,989)	6,486
Net holding gains/(losses) on cash flow hedge derivatives	5,813	3,614	(3,478)
Total other comprehensive income/(loss), net of tax	(99,230)	(8,375)	3,008
Total comprehensive income/(loss)	$261,412	$289,929	$231,868

Net Income Per Common Share
Basic	$4.85	$3.81	$2.88
Diluted	$4.83	$3.80	$2.87
Cash dividends paid per common share	$1.36	$1.27	$1.24
Average Common Shares Outstanding:
Basic	74,337,265	78,268,369	79,584,560
Diluted	74,664,735	78,570,638	79,777,847

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other			Total
(In thousands, except number of shares)	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Earnings	Stock	Equity
Balance at December 31, 2019	79,729,419	$900	$950,466	$2,302	$1,659,153	$(318,538)	$2,294,283

Dividend Reinvestment Plan	358,157	4	9,773	—	—	—	9,777
Restricted stock units vested	189,557	2	—	—	—	—	2
Shares withheld related to net share settlement of RSUs	—	—	(1,911)	—	—	—	(1,911)
Stock issued to directors	31,110	—	800	—	—	—	800
Purchases of treasury stock	(799,978)	—	—	—	—	(23,593)	(23,593)
Stock -based compensation	—	—	5,606	—	—	—	5,606
Cash dividends of $1.24 per share	—	—	—	—	(98,688)	—	(98,688)
Other comprehensive income/(loss)	—	—	—	3,008	—	—	3,008
Net income	—	—	—	—	228,860	—	228,860
Balance at December 31, 2020	79,508,265	$906	$964,734	$5,310	$1,789,325	$(342,131)	$2,418,144

Cumulative effect of change in accounting principle related to ASC 326 (1)	—	—	—	—	(3,139)	—	(3,139)
Dividend Reinvestment Plan	84,011	1	3,562	—	—	—	3,563
Restricted stock units vested	123,893	2	—	—	—	—	2
Shares withheld related to net share settlement of RSUs	—	—	(2,632)	—	—	—	(2,632)
Stock issued to directors	20,750	—	850	—	—	—	850
Purchases of treasury stock	(3,986,057)	—	—	—	—	(167,104)	(167,104)
Stock -based compensation	—	—	5,960	—	—	—	5,960
Cash dividends of $1.27 per share	—	—	—	—	(99,322)	—	(99,322)
Other comprehensive income/(loss)	—	—	—	(8,375)	—	—	(8,375)
Net income	—	—	—	—	298,304	—	298,304
Balance at December 31, 2021	75,750,862	$909	$972,474	$(3,065)	$1,985,168	$(509,235)	$2,446,251

Dividend Reinvestment Plan	86,501	1	3,718	—	—	—	3,719
Restricted stock units vested	112,473	1	—	—	—	—	1
Shares withheld related to net share settlement of RSUs	—	—	(2,905)	—	—	—	(2,905)
Stock issued to directors	19,780	—	849	—	—	—	849
Purchases of treasury stock	(3,227,465)	—	—	—	—	(141,315)	(141,315)
Stock -based compensation	—	—	6,983	—	—	—	6,983
Cash dividends of $1.36 per share	—	—	—	—	(100,955)	—	(100,955)
Other comprehensive income/(loss)	—	—	—	(99,230)	—	—	(99,230)
Net income	—	—	—	—	360,642	—	360,642
Balance at December 31, 2022	72,742,151	$911	$981,119	$(102,295)	$2,244,855	$(650,550)	$2,474,040

(1)  Represents the impact of the adoption of Accounting Standards Update ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) on January 1, 2021.

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash Flows from Operating Activities
Net income	$360,642	$298,304	$228,860
Adjustments to reconcile net income to net cash provided by operating activities:
Provision/(reversal) for credit losses	14,543	(16,008)	57,500
Provision for losses on other real estate owned	—	17	717
Deferred tax (benefit)/ provision	(2,088)	9,168	(9,486)
Depreciation and amortization	9,958	7,956	7,660
Amortization of right-of-use asset	9,845	8,160	8,852
Change in operating lease liabilities	(4,629)	(2,790)	(2,389)
Net gains on sale and transfers of other real estate owned	(6)	(57)	(4,216)
Net gains on sale of loans	(1)	(357)	(413)
Proceeds from sale of loans	33	5,351	11,098
Originations of loans held for sale	—	(4,994)	(10,685)
Loss on sales or disposal of fixed assets	67	55	45
Amortization of alternative energy partnerships, venture capital and other investments	42,065	45,447	58,131
Net gain on sales and calls of securities	(101)	(853)	(1,695)
Amortization/accretion of security premiums/discount, net	2,465	7,865	8,617
Unrealized loss/(gain) on equity securities	(291)	2,036	1,148
Stock-based compensation and stock issued to officers as compensation	7,832	6,810	6,406
Net change in accrued interest receivable and other assets	(80,411)	(34,196)	(21,247)
Net change in other liabilities	107,467	2,403	(18,948)
Net cash provided by operating activities	467,390	334,317	319,955

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(711,707)	(560,140)	(434,165)
Proceeds from repayment, maturity, and call of investment securities available-for-sale	213,936	424,386	734,485
Proceeds from sale of investment securities available-for-sale	—	21,102	117,249
Proceeds from sale of equity securities	553	—	3,112
Purchase of Federal Home Loan Bank stock	(9,776)	—	(840)
Redemption of Federal Home Loan Bank stock	9,776	—	1,680
Net increase in loans	(1,272,268)	(715,862)	(583,136)
Purchase of premises and equipment	(3,390)	(3,728)	(5,778)
Benefits received on bank owned life insurance	4,013	2,752	—
Proceeds from sales of other real estate owned	307	795	4,308
Net increase in investment in affordable housing and alternative energy partnerships	(6,995)	(29,229)	(79,119)
Acquisitions, net of cash acquired	(73,882)	—	—
Net cash used for investing activities	(1,849,433)	(859,924)	(242,204)

Cash Flows from Financing Activities
(Decrease)/increase in deposits	(128,803)	1,949,728	1,417,310
Advances from Federal Home Loan Bank	465,000	50,000	1,450,000
Repayment of Federal Home Loan Bank borrowings	—	(180,000)	(1,970,000)
Cash dividends paid	(100,955)	(99,322)	(98,688)
Purchase of treasury stock	(141,316)	(167,104)	(23,593)
Repayment of short-term borrowings	—	—	(25,683)
Repayment of other borrowings	—	—	(7,663)
Proceeds from shares issued under Dividend Reinvestment Plan	3,720	3,563	9,777
Taxes paid related to net share settlement of RSUs	(2,905)	(2,632)	(1,911)
Net cash provided by financing activities	94,741	1,554,233	749,549
(Decrease)/Increase in cash, cash equivalents, and restricted cash	(1,287,302)	1,028,626	827,300
Cash, cash equivalents, and restricted cash, beginning of the year	2,449,704	1,421,078	593,778
Cash, cash equivalents, and restricted cash, end of the period	$1,162,402	$2,449,704	$1,421,078

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$105,521	$75,486	$162,434
Income taxes	$96,881	$92,691	$45,371
Non-cash investing and financing activities:
Net change in unrealized holding (loss)/gain on securities available-for-sale, net of tax	$(105,042)	$(11,989)	$6,486
Net change in unrealized holding gain/(loss) on cash flow hedge derivatives	$5,813	$3,614	$(3,478)
Transfers to other real estate owned from loans held for investment	$—	$205	$—
Loans transferred from held-for investment to loans held for sale	$32	$—	$—

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

The Bank is a commercial bank, servicing primarily the individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located. Its operations include the acceptance of checking, savings, and time deposits, and the making of commercial, real estate, and consumer loans. The Bank also offers trade financing, letters of credit, wire transfer, foreign currency spot and forward contracts, Internet banking, investment services, and other customary banking services to its clients. The Bank owns 100% of the common securities of Cathay Holdings LLC.

Use of Estimates. The preparation of the Consolidated Financial Statements in accordance with GAAP requires management of the Company to make several estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The significant estimates subject to change relate to the allowance for credit losses.

Concentrations. The Bank was incorporated in California and started its business from California. Therefore, loans originated, and deposits solicited were mainly from California. As of December 31, 2022, gross loans were primarily comprised of 48.2% of commercial mortgage loans, 28.8% of residential mortgage loans, and 18.2% of commercial loans. As of December 31, 2022, approximately 47.3% of the Bank’s residential mortgages were for properties located in California.

Securities Available for Sale. Effective January 1, 2021, upon the adoption of ASU 2016-13, debt securities Available For Sale (“AFS”) are measured at fair value and subject to impairment testing. When an AFS debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit loss by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components of the fair value change. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation reserve would be reduced, but not more than the amount of the current existing reserve for that security.

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

Investment in Federal Home Loan Bank (“FHLB”) Stock. As a member of the FHLB system the Bank is required to maintain an investment in the capital stock of the FHLB. The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB. FHLB stock is carried at cost and is pledged as collateral to the FHLB. FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value. The carrying amount of the FHLB stock was $17.3 million at December 31, 2022, and 2021. As of December 31, 2022, the Company owned 172,500 shares of FHLB stock, which exceeded the minimum stock requirement of 150,000 shares.

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

Allowance for Credit Losses (“ACL”) on Loans Held for Investment. The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) on January 1, 2021 which introduced a new current expected credit loss (“CECL”) approach for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, GDP, unemployment rates, CRE and home price indexes, and reasonable and supportable economic forecasts of future events and circumstances.

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

Under the Company’s CECL methodology, nine portfolio segments with similar risk characteristics are evaluated for expected loss. Six portfolios are modeled using econometric models and three smaller portfolios are evaluated using a simplified loss-rate method that calculates lifetime expected credit losses for the respective pools (simplified approach). The six portfolios subject to econometric modeling include residential mortgages; commercial and industrial loans (“C&I”); construction loans; commercial real estate (“CRE”) for multifamily loans; CRE for owner-occupied loans; and other CRE loans. We estimate the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables, (GDP, unemployment, CRE prices and residential mortgage prices) to historical credit performance for each of the six loan portfolios from 2007 to the fourth quarter of 2020. Loss given default rates would be computed based on the net charge-offs recognized and then applied to the expected exposure at default of defaulted loans starting with the fourth quarter of 2007 through the fourth quarter of 2020. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The amounts so calculated comprise the quantitative portion of the allowance for credit losses.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) as extended by the Consolidated Appropriation Act, 2021 (“CAA”) permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and is intended to provide interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. Such conditions include the following (i) the loan modification is made between March 1, 2020, and  January 1, 2022 and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019.

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

Investments in Affordable Housing Partnerships and Other Tax Credit Investments. The Company is a limited partner in limited partnerships that invest in low-income housing projects that are intended to qualify for Federal and/or State income tax credits and limited partnerships that invests in alternative energy systems that are intended to qualify for alternative energy tax credits. As further discussed in Note 6 to the Consolidated Financial Statements, the partnership interests are accounted for utilizing the equity method of accounting. As of December 31, 2022, ten of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The Company therefore consolidated the financial statements of these ten limited partnerships into the Consolidated Financial Statements. The tax credits from these partnerships are recognized in the consolidated financial statements to the extent they are utilized on the Company’s income tax returns. The investments are reviewed for impairment on an annual basis or on an interim basis if an event occurred that would trigger potential impairment.

Investments in Venture Capital. The Company invests in limited partnerships that invest in nonpublic companies. These are commonly referred to as venture capital investments. These limited partnership interests are carried under the cost method with impairment charged against net income.

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

Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in an acquisition. Goodwill and other intangible assets are assessed for impairment annually as of December 31 or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company performed its annual impairment test and determined no impairment existed as of December 31, 2022 and 2021.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Other intangible assets. Other intangible assets are mainly comprised of core deposit intangible, which represents the purchase price over the fair value of the deposits acquired from other financial institutions, is amortized over its estimated useful life to its residual value in proportion to the economic benefits consumed. If a pattern of consumption cannot be reliably determined, straight-line amortization is used. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the premium balance over its remaining life can be recovered through the remaining deposit portfolio and amortizes core deposit premium over its estimated useful life.

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

Derivatives. The Company follows ASC Topic 815 that establishes accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in the Company’s Consolidated Balance Sheets at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and, if so, the type of hedge. Fair value is determined using third-party models with observable market data. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income/(loss) and are reclassified to earnings when the hedged transaction is reflected in earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivatives are reflected in current earnings, together with changes in the fair value of the related hedged item if there is a highly effective correlation between changes in the fair value of the interest rate swaps and changes in the fair value of the underlying asset or liability that is intended to be hedged. If there is not a highly effective correlation between changes in the fair value of the interest rate swap and changes in the fair value of the underlying asset or liability that is intended to be hedged, then only the changes in the fair value of the interest rate swaps are reflected in the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020-04 is effective for all entities as of March 12, 2020, through December 31, 2022 and as extended by ASU 2022-06 to December 31, 2024 after which entities will no longer be permitted to apply the relief of Topic 848. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2024. In January 2021, the FASB issued ASU 2021-01 as subsequent amendments, which expanded the scope of Topic 848 to include all affected derivatives and clarified certain optional expedients and exceptions regarding the hedge accounting for derivative contracts affected by the discounting transition. Based on our current assessment, we will plan to offer SOFR as the primary alternative reference rate but may consider alternate rates based on client demands and/or the type of loan or financial instrument. The Company will also continue to assess impacts to our operations, financial models, data and technology as part of our transition plan. The Company adopted ASU 2020-04 and ASU 2021-01 on a prospective basis on January 1, 2021. At the time of adoption, the guidance did not have a material impact on the Company’s Consolidated Financial Statements. The Company will continue to track the exposure as of each reporting period and to assess the impact as the reference rate transition occurs through the cessation of LIBOR.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

In June 2022, ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain new disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 will be effective for us on January 1, 2024 though early adoption is permitted. The adoption of ASU 2022-03 is not expected to have a significant impact on our financial statements

2.         Business Combinations

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

3.         Cash, Cash Equivalents and Restricted Cash

The Company manages its cash and cash equivalents based upon the Company’s operating, investment, and financing activities. Cash and cash equivalents, for the purpose of reporting cash flows, consist of cash and due from banks and short-term investments and interest-bearing deposits. Cash and due from banks include cash on hand, cash items in transit, cash due from the Federal Reserve Bank of San Francisco (“FRBSF”) and other financial institutions. Short-term investments and interest-bearing deposits include cash placed with other banks with original maturity of three months or less.

The Company had average excess balance with FRBSF of $1.24 billion and $1.61 billion as of December 31, 2022 and 2021, respectively. At December 31, 2022 the Company has $88.9 million as cash margin that serves as collateral for interest rate swaps of which $8.2 million is restricted. As of December 31, 2021, the Company had $24.3 million on deposit in a cash margin account that serves as collateral for interest rate swaps. These amounts included zero and $5.9 million as of December 31, 2022 and December 31, 2021, respectively, on deposit in a cash margin account that serves as collateral for the Bancorp’s interest rate swaps. As of December 31, 2022 and December 31, 2021, the Company held $25.4 million and $690 thousand, respectively, in a restricted escrow account with a major bank for its alternative energy investments.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

4.         Investment Securities

Investment Securities. The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of debt securities available-for-sale as of December 31, 2022 and December 31, 2021:

	As of December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$241,611	$—	$1,111	$240,500
U.S. government agency entities	63,347	384	121	63,610
U.S. government sponsored entities	30,000	—	—	30,000
Mortgage-backed securities	993,883	194	126,983	867,094
Collateralized mortgage obligations	34,552	—	3,491	31,061
Corporate debt securities	258,780	112	17,809	241,083
Total	$1,622,173	$690	$149,515	$1,473,348

	As of December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$—	$—	$—	$—
U.S. government agency entities	86,475	1,169	135	87,509
Mortgage-backed securities	886,614	9,465	7,414	888,665
Collateralized mortgage obligations	9,547	—	430	9,117
Corporate debt securities	144,231	441	2,654	142,018
Total	$1,126,867	$11,075	$10,633	$1,127,309

The amortized cost and fair value of securities available-for-sale as of December 31, 2022, by contractual maturities, are set forth in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-for-Sale
	As of December 31, 2022
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$311,603	$310,050
Due after one year through five years	213,395	196,616
Due after five years through ten years	168,767	159,448
Due after ten years	928,408	807,234
Total	$1,622,173	$1,473,348

Proceeds from the sale of investment securities were $0, $21.1 million and $117.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Gross realized gains on sale of investment securities were $101 thousand, $853 thousand and $1.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Allowance for Credit Losses

The securities that were in an unrealized loss position as of December 31, 2022, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements.

The Company concluded the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell available-for-sale securities that have declined below their cost before their anticipated recovery. Accordingly, no allowance for credit losses was recorded as of December 31, 2022 and 2021, against these securities, and there was no provision for credit losses recognized for the years ended December 31, 2022 and 2021. For the year ended December 31, 2020, there was no other-than-temporary (“OTTI”) credit loss recognized.

The tables below show the related fair value and the gross unrealized losses of the Company’s investment portfolio, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2022, and December 31, 2021:

	As of December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$240,500	$1,111	$—	$—	$240,500	$1,111
U.S. government agency entities	—	—	1,806	121	1,806	121
Mortgage-backed securities	394,123	33,042	452,739	93,941	846,862	126,983
Collateralized mortgage obligations	24,427	1,614	6,634	1,877	31,061	3,491
Corporate debt securities	109,995	3,256	100,977	14,553	210,972	17,809
Total	$769,045	$39,023	$562,156	$110,492	$1,331,201	$149,515

	As of December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$—	$—	$—	$—	$—	$—
U.S. government agency entities	—	—	2,337	135	2,337	135
Mortgage-backed securities	527,276	6,659	6,496	755	533,772	7,414
Collateralized mortgage obligations	8,989	417	128	13	9,117	430
Corporate debt securities	103,720	2,122	19,468	532	123,188	2,654
Total	$639,985	$9,198	$28,429	$1,435	$668,414	$10,633

As of December 31, 2022 the Company had 195 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting of 159 mortgage-backed securities, 22 corporate debt securities, six U.S. treasury securities, five collateralized mortgage obligations and three U.S. government agencies. In comparison, as of December 31, 2021, the Company had 70 mortgage-backed securities, 12 corporate debt securities, three collateralized mortgage obligations and three U.S. government agencies.

Securities available-for-sale having a carrying value of $145.7 million and $30.5 million as of December 31, 2022, and December 31, 2021, respectively, were pledged to secure public deposits, and other borrowings.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Equity securities were $22.2 million as of December 31, 2022, and $22.3 million as of December 31, 2021. The Company recognized a net unrealized gain of $291 thousand and $1.4 million for the years ended December 31, 2022 and 2021, respectively, and a net unrealized loss of $1.1 million for the year ended December 31, 2020.

5.         Loans

Most of the Company’s business activities are with clients located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Houston and Dallas, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; and Las Vegas, Nevada. The Company also has loan clients in Hong Kong. The Company has no specific industry concentration, and generally its loans, when secured, are secured by real property or other collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, from refinancing by another lender, or through sale by the borrowers of the secured collateral.

The following table presents the composition of the Company’s loans as of December 31, 2022, and 2021, were as follows:

	As of December 31,
	2022	2021
	(In thousands)
Loans:
Commercial loans	$3,318,778	$2,982,399
Real estate construction loans	559,372	611,031
Commercial mortgage loans	8,793,685	8,143,272
Residential mortgage loans	5,252,952	4,182,006
Equity lines	324,548	419,487
Installment and other loans	4,689	4,284
Gross loans	18,254,024	16,342,479
Less:
Allowance for loan losses	(146,485)	(136,157)
Unamortized deferred loan fees	(6,641)	(4,321)
Total loans, net	$18,100,898	$16,202,001

The Company pledged real estate loans of $13.07 billion as of December 31, 2022, and $11.54 billion as of December 31, 2021, to the Federal Home Loan Bank of San Francisco under its blanket lien pledging program. The Company pledged commercial loans of $583 thousand as of December 31, 2022, and $773 thousand as of December 31, 2021, to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program.

Loans serviced for others as of December 31, 2022, totaled $181.4 million and were comprised of $80.2 million of residential mortgages, $51.6 million of commercial real estate loans, $2.5 million of construction loans, and $47.1 million of commercial loans. As of December 31, 2021, loans serviced for others, totaled $141.5 million and were comprised of $92.1 million of residential mortgages, $17.0 million of commercial real estate loans, $30.1 million of construction loans and $2.3 million of commercial loans.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The Company has entered into transactions with its directors, executive officers, or principal holders of its equity securities, or the associates of such persons (“Related Parties”). All loans to Related Parties were current as of December 31, 2022 and 2021. An analysis of the activity with respect to loans to Related Parties for the years indicated is as follows:

	December 31,
	2022	2021
	(In thousands)
Balance at beginning of year	$38,532	$51,288
Additional loans made	25,050	29,182
Payment received	(30,365)	(41,938)
Balance at end of year	$33,217	$38,532

As of December 31, 2022, recorded investment in non-accrual loans totaled $68.9 million. As of December 31, 2021, recorded investment in non-accrual loans totaled $65.8 million. The average balance of non-accrual loans was $71.4 million and $72.7 million as of December 31, 2022 and 2021, respectively. Interest recognized on non-accrual loans totaled $435 thousand, $1.1 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020. For non-accrual loans, the amounts previously charged off represent 14.1% of the contractual balances for non-accrual loans as of December 31, 2022 and 10.7% as of December 31, 2021.

The following tables present the average balance and interest income recognized on non-accrual loans for the periods indicated:

	For the year ended December 31, 2022
	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Commercial loans	$28,109	$4
Commercial mortgage loans	28,983	405
Residential mortgage and equity lines	14,251	26
Installment and other loans	28	—
Total	$71,371	$435

	For the year ended December 31, 2021
	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Commercial loans	$21,453	$—
Real estate construction loans	3,805	—
Commercial mortgage loans	38,047	1,044
Residential mortgage and equity lines	9,435	30
Total	$72,740	$1,074

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents non-accrual loans and the related allowance as of December 31, 2022 and 2021:

	As of December 31, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance:
Commercial loans	$27,341	$12,949	$—
Commercial mortgage loans	37,697	32,205	—
Residential mortgage and equity lines	9,626	8,978	—
Installment and other loans	9	8	—
Subtotal	$74,673	$54,140	$—
With allocated allowance:
Commercial loans	$14,643	$12,823	$3,734
Commercial mortgage loans	1,896	1,891	207
Residential mortgage and equity lines	—	—	—
Subtotal	$16,539	$14,714	$3,941
Total non-accrual loans	$91,212	$68,854	$3,941

	As of December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance:
Commercial loans	$15,879	$11,342	$—
Commercial mortgage loans	24,437	21,209	—
Residential mortgage and equity lines	6,020	5,850	—
Subtotal	$46,336	$38,401	$—
With allocated allowance:
Commercial loans	$14,294	$5,217	$894
Commercial mortgage loans	17,930	16,964	3,631
Residential mortgage and equity lines	6,048	5,264	22
Subtotal	$38,272	$27,445	$4,547
Total non-accrual loans	$84,608	$65,846	$4,547

The following table is a summary of non-accrual loans as of December 31, 2022, 2021, and 2020 and the related net interest foregone for the years then ended:

	As of December 31,
	2022	2021	2020
	(In thousands)
Non-accrual portfolio loans	$68,854	$65,846	$67,684
Contractual interest due	4,620	4,032	3,093
Interest recognized	435	1,074	1,008
Net interest foregone	$4,185	$2,958	$2,085

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the aging of the loan portfolio by type as of December 31, 2022, and December 31, 2021:

	As of December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$8,192	$3,235	$10,208	$25,772	$47,407	$3,271,371	$3,318,778
Real estate construction loans	—	—	—	—	—	559,372	559,372
Commercial mortgage loans	25,772	—	1,372	34,096	61,240	8,732,445	8,793,685
Residential mortgage loans and equity lines	47,043	5,685	—	8,978	61,706	5,515,794	5,577,500
Installment and other loans	5	1	—	8	14	4,675	4,689
Total loans	$81,012	$8,921	$11,580	$68,854	$170,367	$18,083,657	$18,254,024

	As of December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$4,294	$9,877	$1,439	$16,558	$32,168	$2,950,231	$2,982,399
Real estate construction loans	—	—	—	—	—	611,031	611,031
Commercial mortgage loans	8,389	—	—	38,173	46,562	8,096,710	8,143,272
Residential mortgage loans	20,129	3,138	—	11,115	34,382	4,567,111	4,601,493
Installment and other loans	—	—	—	—	—	4,284	4,284
Total loans	$32,812	$13,015	$1,439	$65,846	$113,112	$16,229,367	$16,342,479

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

As of December 31, 2022, accruing TDRs were $15.1 million and non-accrual TDRs were $6.3 million compared to accruing TDRs of $12.8 million and non-accrual TDRs of $8.2 million as of December 31, 2021. The Company allocated zero in reserves to accruing TDRs and $427 thousand to non-accrual TDRs as of December 31, 2022, and seven thousand to accruing TDRs and three thousand to non-accrual TDRs as of December 31, 2021. The following table presents TDRs that were modified during 2022, their specific reserve as of December 31, 2022, and charge-offs during 2022:

	Loans Modified as TDRs During the Year Ended December 31, 2022
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve (1)	Charge-offs
	(Dollars in thousands)

Commercial loans	4	$6,115	$6,115	$427	$—
Commercial mortgage loans	3	3,676	3,669	—	—
Residential mortgage and equity lines	8	2,189	2,162	—	—
Total	15	$11,980	$11,946	$427	$—

(1) represents amounts recorded since the modification date.

The following table presents TDRs that were modified during 2021, their specific reserve as of December 31, 2021, and charge-offs during 2021:

	Loans Modified as TDRs During the Year Ended December 31, 2021
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-offs
	(Dollars in thousands)

Commercial loans	3	$2,150	$2,150	$—	$—
Residential mortgage and equity lines	2	3	3	—	—
Total	5	$2,153	$2,153	$—	$—

The following table presents TDRs that were modified during 2020, their specific reserve as of December 31, 2020, and charge-offs during 2020:

	Loans Modified as TDRs During the Year Ended December 31, 2020
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-off
	(Dollars in thousands)

Commercial loans	5	$5,417	$5,417	$—	$—
Total	5	$5,417	$5,417	$—	$—

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

A summary of TDRs by type of concession and by type of loans as of December 31, 2022, and December 31, 2021, are shown below:

	December 31, 2022
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$2,588	$—	$—	$2,588
Commercial mortgage loans	2,791	—	5,855	8,646
Residential mortgage loans	2,181	445	1,285	3,911
Total accruing TDRs	$7,560	$445	$7,140	$15,145

	December 31, 2022
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$3,629	$—	$—	$3,629
Commercial mortgage loans	1,098	—	—	1,098
Residential mortgage loans	1,621	—	—	1,621
Total non-accrual TDRs	$6,348	$—	$—	$6,348

	December 31, 2021
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$3,368	$—	$—	$3,368
Commercial mortgage loans	438	5,522	168	6,128
Residential mortgage loans	1,464	249	1,628	3,341
Total accruing TDRs	$5,270	$5,771	$1,796	$12,837

	December 31, 2021
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$7,717	$—	$—	$7,717
Residential mortgage loans	458	—	—	458
Total non-accrual TDRs	$8,175	$—	$—	$8,175

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Modifications of the loan terms in the twelve months ended December 31, 2022, were in the form of extensions of maturity dates, which ranged generally from three to twelve months from the modification date.

We expect that the TDRs on accruing status as of December 31, 2022, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as a TDR during the previous twelve months and which had subsequently defaulted as of December 31, 2022.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of December 31, 2022, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered individually evaluated, or were on non-accrual status.

The CARES Act, signed into law on March 27, 2020, and as extended by the CAA, 2021, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and January 1, 2022 and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The Company is applying this guidance to qualifying loan modifications.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

As part of the on-going monitoring of the credit quality of our loan portfolio, the Company utilizes a risk grading matrix to assign a risk rating to each loan. Loans are risk rated based on analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes a review of sources of repayment, the borrower’s current financial and liquidity status and other relevant information. The risk rating categories can be generally described by the following grouping for non-homogeneous loans:

●

Pass/Watch – These loans range from minimal credit risk to higher than average, but still acceptable, credit risk. The loans have sufficient sources of repayment to repay the loans in full, in accordance with all the terms and conditions and remains currently well protected by collateral values.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table summarizes the Company’s loan held for investment as of December 31, 2022 and 2021, by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification:

	Loans Amortized Cost Basis by Origination Year
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$488,748	$446,647	$180,226	$119,355	$107,896	$106,649	$1,753,509	$6,560	$3,209,590
Special Mention	1,212	4,696	2,818	68	308	4,354	41,110	—	54,566
Substandard	25	12,750	342	4,859	2,766	6,985	22,084	133	49,944
Doubtful	—	—	—	1,504	2,185	—	234	—	3,923
Total	$489,985	$464,093	$183,386	$125,786	$113,155	$117,988	$1,816,937	$6,693	$3,318,023

YTD period charge-offs	$96	$587	$120	$71	$1,786	$360	$202	$—	$3,222
YTD period recoveries	(8)	—	(39)	—	(254)	(335)	(1,829)	—	(2,465)
Net	$88	$587	$81	$71	$1,532	$25	$(1,627)	$—	$757

Real estate construction loans
Pass/Watch	$99,798	$264,197	$113,312	$20,479	$3,067	$—	$—	$—	$500,853
Special Mention	—	360	9,449	11,643	22,945	—	—	—	44,397
Substandard	—	—	—	1,736	9,309	—	—	—	11,045
Total	$99,798	$264,557	$122,761	$33,858	$35,321	$—	$—	$—	$556,295

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	(6)	—	—	(6)
Net	$—	$—	$—	$—	$—	$(6)	$—	$—	$(6)

Commercial mortgage loans
Pass/Watch	$2,087,650	$1,728,607	$975,953	$1,094,505	$908,748	$1,420,982	$178,116	$—	$8,394,561
Special Mention	22,150	57,015	25,593	32,119	17,999	63,782	1,600	—	220,258
Substandard	12,320	7,861	14,392	19,972	34,899	81,844	2,631	—	173,919
Total	$2,122,120	$1,793,483	$1,015,938	$1,146,596	$961,646	$1,566,608	$182,347	$—	$8,788,738

YTD period charge-offs	$—	$—	$—	$—	$2,091	$—	$—	$—	$2,091
YTD period recoveries	—	—	—	(240)	—	(7)	(111)	—	(358)
Net	$—	$—	$—	$(240)	$2,091	$(7)	$(111)	$—	$1,733
Residential mortgage loans
Pass/Watch	$1,228,391	$964,799	$580,990	$600,786	$417,565	$1,444,320	$—	$—	$5,236,851
Special Mention	—	—	33	—	752	905	—	—	1,690
Substandard	206	762	2,028	1,966	1,799	8,785	—	—	15,546
Total	$1,228,597	$965,561	$583,051	$602,752	$420,116	$1,454,010	$—	$—	$5,254,087

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	(45)	—	—	(45)
Net	$—	$—	$—	$—	$—	$(45)	$—	$—	$(45)

Equity lines
Pass/Watch	$731	$—	$—	$—	$—	$—	$302,825	$21,460	$325,016
Special Mention	5	—	—	—	—	—	—	—	5
Substandard	12	—	—	—	—	—	1,043	220	1,275
Total	$748	$—	$—	$—	$—	$—	$303,868	$21,680	$326,296

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	(11)	(16)	(27)
Net	$—	$—	$—	$—	$—	$—	$(11)	$(16)	$(27)

Installment and other loans
Pass/Watch	$1,792	$2,152	$—	$—	$—	$—	$—	$—	$3,944
Total	$1,792	$2,152	$—	$—	$—	$—	$—	$—	$3,944

YTD period charge-offs	$115	$—	$—	$—	$—	$—	$62	$—	$177
YTD period recoveries	(2)	—	—	—	—	—	(2)	—	(4)
Net	$113	$—	$—	$—	$—	$—	$60	$—	$173
Total loans	$3,943,040	$3,489,846	$1,905,136	$1,908,992	$1,530,238	$3,138,606	$2,303,152	$28,373	$18,247,383
Net charge-offs/(recoveries)	$201	$587	$81	$(169)	$3,623	$(33)	$(1,689)	$(16)	$2,585

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

	Loans Amortized Cost Basis by Origination Year
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$606,770	$268,756	$183,468	$142,419	$80,701	$100,496	$1,437,463	$7,433	$2,827,506
Special Mention	395	780	1,138	1,645	3,157	—	40,761	49	47,925
Substandard	450	5,879	22,513	16,423	14,309	5,221	34,713	5,716	105,224
Doubtful	—	—	—	—	—	—	900	—	900
Total	$607,615	$275,415	$207,119	$160,487	$98,167	$105,717	$1,513,837	$13,198	$2,981,555

YTD period charge-offs	$—	$1,478	$507	$366	$—	$50	$17,650	$—	$20,051
YTD period recoveries	—	(1)	(29)	(124)	—	(191)	(1,361)	—	(1,706)
Net	$—	$1,477	$478	$242	$—	$(141)	$16,289	$—	$18,345

Real estate construction loans
Pass/Watch	$199,188	$188,782	$125,316	$24,548	$—	$—	$—	$—	$537,834
Special Mention	—	23,107	27,672	17,374	—	—	—	—	68,153
Substandard	—	—	1,919	—	—	—	—	—	1,919
Total	$199,188	$211,889	$154,907	$41,922	$—	$—	$—	$—	$607,906

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	(76)	—	—	(76)
Net	$—	$—	$—	$—	$—	$(76)	$—	$—	$(76)

Commercial mortgage loans
Pass/Watch	$1,893,807	$1,201,825	$1,253,548	$1,031,191	$727,916	$1,313,882	$198,869	$—	$7,621,038
Special Mention	45,719	59,182	49,796	103,101	61,105	60,448	750	—	380,101
Substandard	1,110	—	13,483	42,803	1,580	76,906	3,297	—	139,179
Total	$1,940,636	$1,261,007	$1,316,827	$1,177,095	$790,601	$1,451,236	$202,916	$—	$8,140,318

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	(240)	—	—	(28)	(111)	—	(379)
Net	$—	$—	$(240)	$—	$—	$(28)	$(111)	$—	$(379)
Residential mortgage loans
Pass/Watch	$978,375	$622,999	$678,775	$502,325	$453,992	$929,846	$—	$—	$4,166,312
Special Mention	—	46	1,576	1,064	836	438	—	—	3,960
Substandard	1,684	147	2,698	2,574	862	5,255	—	—	13,220
Total	$980,059	$623,192	$683,049	$505,963	$455,690	$935,539	$—	$—	$4,183,492

YTD period charge-offs	$—	$—	$—	$—	$3	$—	$—	$—	$3
YTD period recoveries	—	—	—	—	—	(208)	—	—	(208)
Net	$—	$—	$—	$—	$3	$(208)	$—	$—	$(205)

Equity lines
Pass/Watch	$—	$—	$—	$—	$—	$5	$389,069	$30,025	$419,099
Substandard	—	—	—	—	—	—	1,230	273	1,503
Total	$—	$—	$—	$—	$—	$5	$390,299	$30,298	$420,602

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	(10)	(64)	(74)
Net	$—	$—	$—	$—	$—	$—	$(10)	$(64)	$(74)

Installment and other loans
Pass/Watch	$4,117	$168	$—	$—	$—	$—	$—	$—	$4,285
Total	$4,117	$168	$—	$—	$—	$—	$—	$—	$4,285

YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans	$3,731,615	$2,371,671	$2,361,902	$1,885,467	$1,344,458	$2,492,497	$2,107,052	$43,496	$16,338,158
Net charge-offs/(recoveries)	$—	$1,477	$238	$242	$3	$(453)	$16,168	$(64)	$17,611

Revolving loans that are converted to term loans presented in the table above are excluded from the term loans by vintage year columns.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2022, and 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Real Estate	Commercial	Residential	Installment
	Commercial	Construction	Mortgage	Mortgage	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)
2021 Beginning Balance	$68,742	$30,854	$49,205	$17,737	$—	$166,538
Impact of ASU 2016-13 adoption	$(31,466)	$(24,307)	$34,993	$19,211	$9	$(1,560)
Allowance for loan losses, January 1, 2021	$37,276	$6,547	$84,198	$36,948	$9	$164,978
Provision/(reversal) for loan losses	24,463	(321)	(23,401)	(11,943)	(8)	(11,210)

Charge-offs	(20,051)	—	—	(3)	—	(20,054)
Recoveries	1,706	76	284	377	—	2,443
Net (Charge-offs)/Recoveries	$(18,345)	$76	$284	$374	$—	$(17,611)

2021 Ending Balance	$43,394	$6,302	$61,081	$25,379	$1	$136,157
Provision/(reversal) for loan losses	6,798	4,109	9,018	(7,219)	207	12,913

Charge-offs	(3,222)	—	(2,091)	—	(177)	(5,490)
Recoveries	2,465	6	358	72	4	2,905
Net (Charge-offs)/Recoveries	$(757)	$6	$(1,733)	$72	$(173)	$(2,585)

2022 Ending Balance	$49,435	$10,417	$68,366	$18,232	$35	$146,485

Allowance for unfunded credit commitments, January 1, 2021	$8,038	$3,825	$35	$—	$—	$11,898
Provision/(reversal) for possible credit losses	(4,313)	(450)	(35)	—	—	(4,798)
Allowance for unfunded credit commitments 2021 Ending Balance	$3,725	$3,375	$—	$—	$—	$7,100

Provision/(reversal) for possible credit losses	1,115	515	—	—	—	1,630
Allowance for unfunded credit commitments 2022 Ending Balance	$4,840	$3,890	$—	$—	$—	$8,730

Residential mortgage loans in process of formal foreclosure proceedings were $456 thousand as of December 31, 2022, and $2.0 million as of December 31, 2021.

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

The investment in these entities approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $327.1 million and $299.2 million as of December 31, 2022, and 2021, respectively.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The Company’s investments in these partnerships, net, are presented in the table below:

	As of December 31,
	2022	2021
	(In thousands)
Investments in affordable housing partnerships, net	$289,920	$287,517
Other borrowings for affordable housing limited partnerships	$22,600	$23,145
Investments in affordable housing and alternative energy partnerships, unfunded commitments	$133,491	$107,652
Investments in alternative energy tax credit partnerships, net	$37,208	$11,694

As of December 31, 2022, ten of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s Consolidated Financial Statements increased total assets and liabilities by $31.3 million as of December 31, 2022, and by $31.1 million as of December 31, 2021. Recourse in other borrowings for affordable housing limited partnerships is limited to the assets of the limited partnerships. Investments in alternative energy partnerships were $37.2 million and $11.7 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, $25.4 million and $690 thousand, respectively, of this investment were in an escrow account with a major bank. Unfunded commitments for affordable housing limited partnerships and alternative energy tax credit partnerships were recorded under other liabilities.

As of December 31, 2022, the Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships, net, are estimated to be paid as follows:

Amount
Year Ending December 31,	(In thousands)
2023	$78,897
2024	$33,154
2025	$14,076
2026	$1,678
2027	$1,533
Thereafter	$4,153
Total unfunded commitments	$133,491

Each of the partnerships must meet regulatory requirements for affordable housing and alternative energy projects, including long-term minimum compliance periods (such as a 15-year minimum compliance period for certain affordable housing tax credits) to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining tax credits to be utilized over a multiple-year period are $238.6 million for Federal and $7.9 million for state as of December 31, 2022. The possible inability to realize these tax credits and other returns from our investments in these partnerships can have a negative impact on our financial results. The risk of not being able to realize the tax credits and other returns depends on many factors, including changes in the applicable provisions of the tax code, the ability of the projects to be completed and properly managed and other factors that are outside of our control.  Losses in excess of the Bank’s investment in three limited partnerships have not been recorded in the Company’s Consolidated Financial Statements because the Company had fully satisfied all capital commitments required under the respective limited partnership agreements. In 2022 and 2021, non-interest expense included $6.2 million and $1.8 million in impairment charges for investments in low-income housing partnerships.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table summarizes the Company’s usage of affordable housing and other tax credits including energy tax credits.

	As of December 31,
	2022	2021	2020
	(In thousands)
Affordable housing and other tax credits recognized	$29,524	$26,459	$23,273
Alternative energy tax credits recognized	$4,707	$6,337	$29,706

7.	Premises and Equipment

Premises and equipment consisted of the following as of December 31, 2022, and December 31, 2021:

	As of December 31,
	2022	2021
	(In thousands)
Land and land improvements	$42,566	$42,475
Building and building improvements	81,613	81,290
Furniture, fixtures and equipment	65,872	62,138
Leasehold improvement	18,009	17,862
Construction in process	375	2,453
	208,435	206,218
Less: Accumulated depreciation	113,659	106,816
Premises and equipment, net	$94,776	$99,402

The amount of depreciation included in operating expense was $8.0 million, $7.7 million and $7.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

8.	Goodwill and Other Intangible Assets

Goodwill. Total goodwill was $375.7 million as of December 31, 2022 compared with $372.2 million as of December 31, 2021. The increase of $3.5 million is a result of the acquisition of HSBC’s West Coast mass retail market consumer banking business and retail business banking business on February 7, 2022. Additional information pertaining to the Company’s accounting policy for goodwill is summarized in Note 1 — Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets. The Company completed its annual goodwill impairment testing and additionally reviewed the macroeconomic conditions on its business performance and market capitalization and concluded that goodwill was not impaired as of December 31, 2022 and 2021.

Core Deposit Intangibles. As a result of the acquisition of HSBC’s West Coast mass retail market consumer banking business and retail business banking business, the Company added core deposit intangible of $3.1 million in 2022. The following table presents the gross carrying amount and accumulated amortization of core deposits intangible assets as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	(In thousands)
Gross balance	$10,562	$7,424
Accumulated amortization	(4,291)	(3,317)
Impairment	(918)	—
Net carrying balance	$5,353	$4,107

There was $918 thousand in impairment write-downs on core deposit intangibles for the year ended December 31, 2022 included in amortization of core deposit intangibles on the Consolidated Statements of Operations and Comprehensive Income. No impairment write-downs were recorded on core deposit intangibles for the years ended December 31, 2021 and 2020.

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $1.9 million, $687 thousand and $687 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.

Amount
(In thousands)
2023	$1,001
2024	$1,001
2025	$946
2026	$870
2027	$870
thereafter	$665
Total	$5,353

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

9.	Deposits

The following table displays deposit balances as of December 31, 2022, and December 31, 2021:

	As of December 31,
	2022	2021
	(In thousands)
Deposits
Non-interest-bearing demand deposits	$4,168,989	$4,492,054
Interest bearing demand deposits	2,509,736	2,522,442
Money market deposits	3,812,724	4,611,579
Savings deposits	1,000,460	915,515
Time deposits	7,013,370	5,517,252
Total deposits	$18,505,279	$18,058,842

Time deposits outstanding as of December 31, 2022, mature as follows.

	Expected Maturity Date at December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
	(In thousands)
Time deposits	$6,926,121	$79,376	$5,094	$591	$2,168	$20	$7,013,370

Accrued interest payable on client deposits was $13.2 million, $1.7 million, and $8.5 million as of December 31, 2022, 2021 and 2020, respectively. The following table summarizes the interest expense on deposits by account type for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Interest bearing demand	$8,176	$2,249	$2,816
Money market accounts	39,913	18,241	21,574
Saving accounts	853	769	1,006
Time deposits	56,354	40,542	111,629
Total	$105,296	$61,801	$137,025

The aggregate amount of domestic time deposits in denominations that meet or exceed the current FDIC insurance limit of $250 thousand was $4.10 billion and $2.70 billion as of December 31, 2022, and 2021, respectively. Foreign offices’ time deposits of $128.6 million and $156.9 million as of December 31, 2022, and 2021, respectively, were in denominations of greater than $250 thousand.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

10.         Borrowed Funds

There were no outstanding securities sold under agreements to repurchase at December 31, 2022, and December 31, 2021.

Securities sold under agreements to repurchase, if any, are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. No securities sold under agreements to repurchased were entered into in 2022, 2021, or 2020.

As of December 31, 2022, there was $150.0 million in over-night borrowings from the FHLB at a rate of 4.65% in 2022 and no over-night borrowings from the FHLB in 2021. As of December 31, 2022, all additional advances from the FHLB were $335.0 million at a weighted average rate of 4.54% compared to $20 million at a weighted average rate of 2.89% as of December 31, 2021. As of December 31, 2022, final maturity for the FHLB advances were $300.0 million in January 2023, $20.0 million in May 2023 and $15.0 million will mature in September 2024.

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

Interest of $116 thousand during 2022, $110 thousand during 2021, and $105 thousand during 2020 was accrued on the deferred bonuses. The balance was $2.3 million at December 31, 2022, and $2.1 million at December 31, 2021.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

As of December 31, 2022 and 2021, Junior Subordinated Notes totaled $119.1 million, with a weighted average interest rate of 4.01% and 2.38%, respectively. The Junior Subordinated Notes have a stated maturity term of 30 years. Interest expense on the Junior Subordinated Notes was $4.8 million, $2.8 million, and $3.6 million for years ended December 31, 2022, 2021 and 2020, respectively. Included in the 2022 interest expense is the amortization of the gain on cash flow interest rate swaps, early terminated in 2022.

11.         Capital Resources

Total equity was $2.47 billion as of December 31, 2022, an increase of $27.8 million, or 1.1%, from $2.45 billion at December 31, 2021, primarily due to net income of $360.6 million, proceeds from dividend reinvestment of $3.7 million, and stock based compensation of $7.0 million, offset by other comprehensive income/(loss) of $99.2 million, shares withheld related to net share settlement of RSUs of $2.9 million, purchase of treasury stock of $141.3 million, and common stock cash dividends of $101.0 million. The Company paid cash dividends of $1.36 per common share in 2022, $1.27 per common share in 2021, and $1.24 per common share in 2020.

The Company completed its September 2021 stock buyback program by repurchasing 704,927 shares at an average cost of $46.67 for a total of $32.9 million during the first quarter of 2022.

On May 26th, 2022, the Board of Directors approved a new stock repurchase program to buy back up to $125.0 million of the Company’s common stock. Under this program, the Company repurchased 2,522,538 shares for $108.4 million at an average cost of $42.98 for the year. During 2022, the Company repurchased 3,227,465 shares in total for approximately $141.3 million at an average cost of $43.79.

The five special purpose trusts established for the purpose of issuing the Capital Securities are considered variable interest entities. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the Consolidated Financial Statements of the Company. The Junior Subordinated Notes, all of which were issued before May 19, 2010, are currently included in the Tier 2 capital of the Bancorp for regulatory capital purposes. Under the Dodd-Frank Act, trust preferred securities issued before May 19, 2010, by bank holding companies with assets of less than $15.0 billion as of December 31, 2009, continue to qualify for Tier 1 capital treatment. As of December 31, 2022, and 2021, the Company’s assets exceeded the $15.0 billion threshold and, as a result, the Junior Subordinated Notes no longer qualify as Tier 1 capital for regulatory reporting purposes.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The table below summarizes the outstanding Junior Subordinated Notes issued by the Company to each trust as of December 31, 2022 and 2021:

As of December 31, 2022
		Principal	Not			Current	Date of	Payable/
	Issuance	Balance of	Redeemable	Stated	Annualized	Interest	Rate	Distribution
Trust Name	Date	Notes	Until	Maturity	Coupon Rate	Rate	Change	Date
(Dollars in thousands)
Cathay Capital Trust I	June 26,	$20,619	June 30,	June 30,	3-month	6.82%	December 29,	March 30
	2003		2008	2033	LIBOR		2022	June 30
					+ 3.15%			September 30
								December 30
Cathay Statutory Trust I	September 17,	20,619	September 17,	September 17,	3-month	6.53%	December 18,	March 17
	2003		2008	2033	LIBOR		2022	June 17
					+ 3.00%			September 17
								December 17
Cathay Capital Trust II	December 30,	12,887	March 30,	March 30,	3-month	6.57%	December 29,	March 30
	2003		2009	2034	LIBOR		2022	June 30
					+ 2.90%			September 30
								December 30
Cathay Capital Trust III	March 28,	46,392	June 15,	June 15,	3-month	4.77%	December 14,	March 15
	2007		2012	2037	LIBOR		2022	June 15
					+ 1.48%			September 15
								December 15
Cathay Capital Trust IV	May 31,	18,619	September 6,	September 6,	3-month	4.54%	December 5,	March 6
	2007		2012	2037	LIBOR		2022	June 6
					+ 1.4%			September 6
								December 6
Total Junior Subordinated Notes		$119,136

As of December 31, 2021
		Principal	Not			Current	Date of	Payable/
	Issuance	Balance of	Redeemable	Stated	Annualized	Interest	Rate	Distribution
Trust Name	Date	Notes	Until	Maturity	Coupon Rate	Rate	Change	Date
(Dollars in thousands)
Cathay Capital Trust I	June 26,	$20,619	June 30,	June 30,	3-month	3.37%	December 31,	March 31
	2003		2008	2033	LIBOR		2021	June 30
					+ 3.15%			September 30
								December 31
Cathay Statutory Trust I	September 17,	20,619	September 17,	September 17,	3-month	3.22%	December 17,	March 17
	2003		2008	2033	LIBOR		2021	June 17
					+ 3.00%			September 17
								December 17
Cathay Capital Trust II	December 30,	12,887	March 30,	March 30,	3-month	3.12%	December 31,	March 31
	2003		2009	2034	LIBOR		2021	June 30
					+ 2.90%			September 30
								December 31
Cathay Capital Trust III	March 28,	46,392	June 15,	June 15,	3-month	1.68%	December 15,	March 15
	2007		2012	2037	LIBOR		2021	June 15
					+ 1.48%			September 15
								December 15
Cathay Capital Trust IV	May 31,	18,619	September 6,	September 6,	3-month	1.58%	December 6,	March 7
	2007		2012	2037	LIBOR		2021	June 6
					+ 1.4%			September 6
								December 6
Total Junior Subordinated Notes		$119,136

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

12.         Income Taxes

For the years ended December 31, 2022, 2021, and 2020, the current and deferred amounts of the income tax expense are summarized as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Current:
Federal	$57,029	$29,955	$(2,196)
State	56,953	44,416	36,787
Total Current	$113,982	$74,371	$34,591

Deferred:
Federal	$(1,776)	$5,986	$(3,234)
State	(312)	3,182	(6,252)
Total Deferred	$(2,088)	$9,168	$(9,486)

Total income tax expense	$111,894	$83,539	$25,105

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes. Net deferred tax assets as of December 31, 2022 and 2021, are included in other assets in the accompanying Consolidated Balance Sheets and are as follows:

	As of December 31,
	2022	2021
	(In thousands)
Deferred Tax Assets
Loan loss allowance, due to differences in computation of bad debts	$47,673	$43,895
Accrual for bonuses	2,591	4,935
Non-accrual interest	1,572	1,117
Write-down on equity securities and venture capital investments	1,975	2,000
State tax	6,251	4,691
Unrealized loss on interest rate swaps	—	1,394
Unrealized loss on securities available-for-sale, net	40,400	—
Tax credits carried forward	9,136	9,136
Net operating loss carried forward	5,916	8,732
Other, net	4,711	3,765
Gross deferred tax assets	$120,225	$79,665

Deferred Tax Liabilities
Deferred loan costs	$(10,025)	$(9,936)
Depreciation and amortization	(2,856)	(3,150)
Unrealized gain on interest rate swaps	(1,364)	—
Unrealized gain on securities available-for-sale, net	—	(3,823)
OREO Installment Sale	—	(1,273)
Dividends on Federal Home Loan Bank common stock	(981)	(978)
Other, net	(3,506)	(2,168)
Gross deferred tax liabilities	$(18,732)	$(21,328)
Net deferred tax assets	$101,493	$58,337

Amounts for the current year are based upon estimates and assumptions and could vary from amounts shown on the tax returns as filed.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

As of December 31, 2022, the Company’s gross net operating loss (“NOL”) carryovers, all of which are subject to limitation under Section 382 of the Internal Revenue Code, totaled approximately $9.6 million for which a deferred tax asset of $2.02 million has been recorded reflecting the expected benefit of these federal NOL carryovers. At December 31, 2022, the Company has California NOL carryovers of $39.4 million for which a California deferred tax asset of $3.9 million has been recorded reflecting the expected benefit of these California NOL carryovers. The annual IRC Section 382 limitation was $8.8 million in 2022 and $7.3 million per year thereafter. If not utilized, a portion of the Company’s federal and state NOL’s will begin to expire in 2030. At December 31, 2022, the Company’s federal tax credit carryovers and AMT tax credit carryovers total $7.5 million and $1.0 million, respectively. If not utilized, the federal tax credit carryovers will begin to expire in 2028. The AMT tax credit carryovers can be carried forward indefinitely.

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

The Company had current income tax receivables of $16.7 million as of December 31, 2022, and $41.1 million as of December 31, 2021. Current income tax receivable is included in other assets in the accompanying Consolidated Balance Sheets.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2019 and by the California Franchise Tax Board back to 2018. The audit by the Internal Revenue Service for 2017 was completed in July 2020 and did not have an impact on income tax expense. It is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

Income tax expense results in effective tax rates that differ from the statutory federal income tax rate for the years indicated as follows:

	Year Ended December 31,
	2022		2021		2020
	(Dollars in thousands)
Tax provision at Federal statutory rate	$99,233	21.0%	$80,187	21.0%	$53,333	21.0%
State income taxes, net of Federal income tax benefit	44,837	9.5	37,602	9.8	23,602	9.3
Excess deduction for stock option and RSUs	(140)	—	(20)	—	264	0.1
Low income housing and other tax credits	(34,231)	(7.2)	(32,795)	(8.6)	(52,979)	(20.8)
Other, net	2,195	0.4	(1,435)	(0.3)	885	0.3
Total income tax expense	$111,894	23.7%	$83,539	21.9%	$25,105	9.9%

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

13.         Stockholders’ Equity and Earnings per Share

As a bank holding company, the Bancorp’s ability to pay dividends will depend upon the dividends it receives from the Bank and on the income it may generate from any other activities in which it may engage, either directly or through other subsidiaries.

Under California banking law, the Bank may not, without regulatory approval, pay a cash dividend that exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2022, is restricted to approximately $296.2 million. The amount of retained earnings available for cash dividends is restricted to approximately $207.8 million for December 31,2021.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the years ended December 31, 2022, and 2021 was as follows:

	2022			2021
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
Beginning balance, loss, net of tax	(In thousands)
Securities available-for-sale			$211			$12,200
Cash flow hedge derivatives			(3,276)			(6,890)
Total			$(3,065)			$5,310

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$(149,124)	$(44,081)	$(105,043)	$(16,167)	$(4,779)	$(11,388)
Cash flow hedge derivatives	10,864	3,211	7,653	5,131	1,517	3,614
Total	(138,260)	(40,870)	(97,390)	(11,036)	(3,262)	(7,774)

Reclassification adjustment for net gains in net income
Securities available-for-sale	—	—	—	(853)	(252)	(601)
Cash flow hedge derivatives	(2,612)	(772)	(1,840)	—	—	—
Total	(2,612)	(772)	(1,840)	(853)	(252)	(601)

Total other comprehensive income/(loss)
Securities available-for-sale	(149,124)	(44,081)	(105,043)	(17,020)	(5,031)	(11,989)
Cash flow hedge derivatives	8,252	2,439	5,813	5,131	1,517	3,614
Total	$(140,872)	$(41,642)	$(99,230)	$(11,889)	$(3,514)	$(8,375)
Ending balance, gain/(loss), net of tax
Securities available-for-sale			$(104,832)			$211
Cash flow hedge derivatives			2,537			(3,276)
Total			$(102,295)			$(3,065)

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	Year Ended December 31,
	2022			2021			2020
			Per			Per			Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except shares and per share data)

Net income	$360,642			$298,304			$228,860
Basic EPS, income	$360,642	74,337,265	$4.85	$298,304	78,268,369	$3.81	$228,860	79,584,560	$2.88

Effect of dilutive stock options and RSU		327,470			302,269			193,287

Diluted EPS, income	$360,642	74,664,735	$4.83	$298,304	78,570,638	$3.80	$228,860	79,777,847	$2.87

14.         Commitments and Contingencies

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

Lending. In the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk to meet the financing needs of its clients. These financial instruments include commitments to extend credit in the form of loans or through commercial or standby letters of credit and financial guarantees. Those instruments represent varying degrees of exposure to risk in excess of the amounts included in the accompanying Consolidated Balance Sheets. The contractual or notional amount of these instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the level of expected losses, if any.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Financial instruments for which contract amounts represent the amount of credit risk include the following:

	As of December 31,
	2022	2021
	(In thousands)
Commitments to extend credit	$3,630,304	$3,297,362
Standby letters of credit	315,821	266,490
Commercial letters of credit	29,416	16,652
Total	$3,975,541	$3,580,504

Commitments to extend credit are agreements to lend to a client provided there is no violation of any condition established in the commitment agreement. These commitments generally have fixed expiration dates and are expected to expire without being drawn upon. The total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrowers.

As of December 31, 2022, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

As of December 31, 2022, commitments to extend credit of $3.63 billion include commitments to fund fixed rate loans of $93.1 million and adjustable-rate loans of $3.54 billion. As of December 31, 2021 commitments to extend credit of $3.30 billion and included commitments to fund fixed rate loans of $111.4 million and adjustable-rate loans of $3.19 billion.

Commercial letters of credit and bill of lading guarantees are issued to facilitate domestic and foreign trade transactions while standby letters of credit are issued to make payments on behalf of clients if certain specified future events occur. The credit risk involved in issuing letters of credit and bill of lading guarantees is essentially the same as that involved in making loans to clients.

15.         Leases

The Company enters into operating leases in the normal course of business primarily for branch offices, office spaces and certain equipment. The Company may seek to include options to extend or terminate a lease when it is reasonably certain that the Company will exercise those options.

ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term. The Company uses its incremental borrowing rate to determine the present value of its lease liabilities. The Company has elected to not separate lease and non-lease components. The Company has also elected not to recognize a ROU asset and lease liability for leases with original lease term of 12 months or less (short-term leases). The Company does not possess any leases that have variable lease payments or residual value guarantees as of December 31, 2022 and 2021.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table represents the operating lease amounts reported on the Consolidated Balance Sheets and other supplemental information as of December 31, 2022, and December 31, 2021:

	December 31, 2022	December 31, 2021
	(Dollars in millions)
Operating Leases:
ROU assets	$29.6	$27.8
Lease liabilities	$32.5	$30.7

Weighted-average remaining lease term (in years)	4.0	4.4
Weighted-average discount rate	2.90%	2.61%

Operating cash flows from operating leases	$11.4	$9.9
ROU assets obtained in exchange for lease obligations	$5.9	$6.0

Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $13.1 million, $11.6 million and $11.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, and includes short-term leases that were immaterial.

The following table presents a maturity analysis of the Company’s operating lease liabilities as of  December 31, 2022:

As of December 31, 2022
Operating Leases
(In thousands)
2023	$10,833
2024	$8,415
2025	$5,702
2026	$4,587
2027	$2,991
Thereafter	$1,955
Total lease payments	$34,483
Less amount of payment representing interest	(1,965)
Total present value of lease payments	$32,518

16.         Financial Derivatives

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The Company offers various interest rate derivative contracts to its clients. When derivative transactions are executed with its clients, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with clients throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements. As of December 31, 2022 and 2021, the Company had outstanding interest rate derivative contracts with certain clients and third-party financial institutions with a notional amount of $595.4 million and $457.0 million, respectively. As of December 31, 2022, the notional amount of $205.6 million of interest rate swaps cleared through the CCP. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $20.2 million as of December 31, 2022

In May 2014, the Bancorp entered into five interest rate swap contracts with the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Company realized a deferred gain of $4.0 million for the year ended December 31, 2022 on the early termination of these cash flow derivative swaps and is recognizing the amount as a reduction of long-term debt interest expense over the remaining life of the swaps on a straight-line basis. As of December 31, 2022, and 2021, the ineffective portion of these interest rates swaps was not significant.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The notional amount and net unrealized loss of the Company’s cash flow derivative financial instruments as of December 31, 2022, and December 31, 2021, were as follows:

	December 31, 2022	December 31, 2021
Cash flow swap hedges:	($ in thousands)
Notional	$—	$119,136
Weighted average fixed rate-pay	0.00%	2.61%
Weighted average variable rate-receive	0.00%	0.16%

Loss, net of taxes (1)	$—	$(3,276)

	Year ended
	December 31, 2022	December 31, 2021
Periodic net settlement of swaps (2)	$772	$2,949

(1)-Included in other comprehensive income.

(2)-the amount of periodic net settlement of interest rate swaps was included in interest expense.

As of December 31, 2022, the Bank’s outstanding interest rate swap contracts had a notional amount of $204.3 million for various terms from three to ten years. The Bank entered into these interest rate swap contracts that are matched to individual fixed-rate commercial real estate loans in the Bank’s loan portfolio. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of December 31, 2022, and 2021, the ineffective portion of these interest rate swaps was not significant.

The Company has designated as a partial-term hedging election $669.7 million and $404.4 million notional as last-of-layer hedge on pools of loans with a notational value of $1.2 billion and $748.6 million as of December 31, 2022 and 2021, respectively. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month LIBOR or 1-Month Term SOFR interest rate swap to convert the last-of-layer $669.7 million portion of a $1.2 billion fixed rate loan tranche in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranche. As of December 31, 2022 and 2021, the last-of-layer loan tranche had a fair value basis adjustment of $31.0 million and $4.9 million, respectively. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivatives clearing organization and daily margin is indirectly maintained with the derivatives clearing organization. Cash posted as collateral by the Bancorp related to fair value derivative contracts totaled zero as of December 31, 2022, and $5.9 million as of December 31, 2021.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of December 31, 2022, and December 31, 2021, were as follows:

	December 31, 2022	December 31, 2021
Fair value swap hedges:	($ in thousands)
Notional	$874,034	$729,280
Weighted average fixed rate-pay	2.12%	2.65%
Weighted average variable rate spread	0.68%	1.31%
Weighted average variable rate-receive	2.61%	1.43%

Net gain/(loss) (1)	$38,589	$(1,013)

	Year ended
	December 31, 2022	December 31, 2021
Periodic net settlement of SWAPs (2)	$3,107	$(9,345)

(1)-the amount is included in other non-interest income.

(2)-the amount of periodic net settlement of interest rate swaps was included in interest income.

Included in the total notional amount of $874.0 million of the fair value interest rate contracts entered into with financial counterparties as of December 31, 2022, was a notional amount of $449.3 million of interest rate swaps that cleared through the CCP. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $25.8 million as of December 31, 2022.

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

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of December 31, 2022, and December 31, 2021, were as follows:

	December 31, 2022	December 31, 2021
Derivative financial instruments not designated as hedging instruments:	(In thousands)
Notional amounts:
Option contracts	$—	$676
Forward, and swap contracts with positive fair value	$72,996	$181,997
Forward, and swap contracts with negative fair value	$170,213	$51,782
Fair value:
Option contracts	$—	$3
Forward, and swap contracts with positive fair value	$448	$1,113
Forward, and swap contracts with negative fair value	$(942)	$(327)

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2022, and at December 31, 2021:

As of December 31, 2022	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)
Securities available-for-sale
U.S. Treasury securities	$240,500	$—	$—	$240,500
U.S. government agency entities	—	63,610	—	63,610
U.S. government sponsored entities	—	30,000	—	30,000
Mortgage-backed securities	—	867,094	—	867,094
Collateralized mortgage obligations	—	31,061	—	31,061
Corporate debt securities	—	241,083	—	241,083
Total securities available-for-sale	240,500	1,232,848	—	1,473,348

Equity securities
Mutual funds	5,509	—	—	5,509
Preferred stock of government sponsored entities	1,289	—	—	1,289
Other equity securities	15,360	—	—	15,360
Total equity securities	22,158	—	—	22,158
Warrants	—	—	50	50
Interest rate swaps	—	44,443	—	44,443
Foreign exchange contracts	—	448	—	448
Total assets	$262,658	$1,277,739	$50	$1,540,447

Liabilities
Interest rate swaps	$—	$51,864	$—	$51,864
Foreign exchange contracts	—	942	—	942
Total liabilities	$—	$52,806	$—	$52,806

As of December 31, 2021	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)
Securities available-for-sale
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency entities	—	87,509	—	87,509
Mortgage-backed securities	—	888,665	—	888,665
Collateralized mortgage obligations	—	9,117	—	9,117
Corporate debt securities	—	142,018	—	142,018
Total securities available-for-sale	—	1,127,309	—	1,127,309

Equity securities
Mutual funds	6,230	—	—	6,230
Preferred stock of government sponsored entities	1,811	—	—	1,811
Other equity securities	14,278	—	—	14,278
Total equity securities	22,319	—	—	22,319
Warrants	—	—	23	23
Interest rate swaps	—	10,090	—	10,090
Foreign exchange contracts	—	1,113	—	1,113
Total assets	$22,319	$1,138,512	$23	$1,160,854

Liabilities
Interest rate swaps	$—	$12,642	$—	$12,642
Foreign exchange contracts	—	327	—	327
Total liabilities	$—	$12,969	$—	$12,969

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Assets measured at estimated fair value on a non-recurring basis.

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the year ended December 31, 2022, and December 31, 2021, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Consolidated Balance Sheets as of December 31, 2022, and 2021, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at December 31, 2022, and at December 31, 2021, and the total losses for the periods indicated:

	As of December 31, 2022				Total Losses
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2022	December 31, 2021
Assets	(In thousands)

Non-accrual loans by type:
Commercial loans	$—	$—	$12,950	$12,950	$1,786	$1,012
Commercial mortgage loans	—	—	32,205	32,205	2,091	—
Residential mortgage and equity lines	—	—	8,978	8,978	—	—
Installment and other loans	—	—	8	8	—	—
Total non-accrual loans	—	—	54,141	54,141	3,877	1,012
Other real estate owned (1)	—	—	4,328	4,328	—	17
Investments in venture capital	—	—	689	689	268	143
Total assets	$—	$—	$59,158	$59,158	$4,145	$1,172

(1) Other real estate owned balance of $4.1 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2021				Total Losses/(Gains)
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2021	December 31, 2020
Assets	(In thousands)

Non-accrual loans by type:
Commercial loans	$—	$—	$4,327	$4,327	$1,012	$7,012
Commercial mortgage loans	—	—	13,335	13,335	—	—
Residential mortgage and equity lines	—	—	5,243	5,243	—	—
Total non-accrual loans	—	—	22,905	22,905	1,012	7,012
Other real estate owned (1)	—	—	4,589	4,589	17	717
Investments in venture capital	—	—	952	952	143	107
Total assets	$—	$—	$28,446	$28,446	$1,172	$7,836

(1) Other real estate owned balance of $4.4 million in the Consolidated Balance Sheets is net of estimated disposal costs.

The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent non-accrual loans was primarily based on the appraised value of collateral adjusted by estimated sales cost and commissions. The Company generally obtains new appraisal reports on an annual basis. As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. The Company is using borrower specific collateral discounts with various discount levels for accounts receivable and inventory collateral.

The fair value of non-accrual loans was calculated based on the net realizable fair value of the collateral or the observable market price of the most recent sale or quoted price from loans held for sale. The Company does not record loans at fair value on a recurring basis. Nonrecurring fair value adjustments to collateral dependent non-accrual loans are recorded based on the current appraised value of the collateral, a Level 2 measurement, or management’s judgment and estimation of value using discounted future cash flows or appraisals, which are more than 12 months since the last appraisal, which are then adjusted based on recent market trends, a Level 3 measurement.

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

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are the expected life of warrant ranging from one to six years, risk-free interest rate from 4.25% to 5.11%, and stock volatility of the Company from 20.14% to 27.69%.

Fair value estimates were made at specific points in time, based on relevant market information and information about the financial instrument. Because no active market exists for a significant portion of the Bank’s financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates were subjective in nature and involved uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	December 31, 2022		December 31, 2021
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$195,440	$195,440	$134,141	$134,141
Short-term investments	966,962	966,962	2,315,563	2,315,563
Securities available-for-sale	1,473,348	1,473,348	1,127,309	1,127,309
Loans, net	18,100,898	17,944,588	16,202,001	16,499,869
Equity securities	22,158	22,158	22,319	22,319
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250
Warrants	50	50	23	23

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$72,996	$448	$181,997	$1,113
Interest rate swaps	817,615	44,443	904,635	10,090

Financial Liabilities	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Deposits	$18,505,279	$18,572,387	$18,058,842	$18,051,720
Advances from Federal Home Loan Bank	485,000	482,737	20,000	21,279
Other borrowings	22,600	18,385	23,145	18,945
Long-term debt	119,136	68,231	119,136	62,274

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$—	$—	$676	$3
Foreign exchange contracts	170,213	942	51,782	327
Interest rate swaps	595,426	51,864	872,400	12,642

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,630,304	$(14,797)	$3,297,362	$(12,594)
Standby letters of credit	315,821	(2,738)	266,490	(2,640)
Other letters of credit	29,416	(33)	16,652	(13)
Bill of lading guarantees	—	—	—	—

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the level in the fair value hierarchy for the estimated fair values of certain financial instruments as of December 31, 2022, and December 31, 2021.

	As of December 31, 2022
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$195,440	$195,440	$—	$—
Short-term investments	966,962	966,962	—	—
Securities available-for-sale	1,473,348	240,500	1,232,848	—
Loans, net	17,944,588	—	—	17,944,588
Equity securities	22,158	22,158	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	50	—	—	50
Financial Liabilities
Deposits	18,572,387	—	—	18,572,387
Advances from Federal Home Loan Bank	482,737	—	482,737	—
Other borrowings	18,385	—	—	18,385
Long-term debt	68,231	—	68,231	—

	As of December 31, 2021
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$134,141	$134,141	$—	$—
Short-term investments	2,315,563	2,315,563	—	—
Securities available-for-sale	1,127,309	—	1,127,309	—
Loans, net	16,499,869	—	—	16,499,869
Equity securities	22,319	22,319	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	23	—	—	23
Financial Liabilities
Deposits	18,051,720	—	—	18,051,720
Advances from Federal Home Loan Bank	21,279	—	21,279	—
Other borrowings	18,945	—	—	18,945
Long-term debt	62,274	—	62,274	—

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

18.         Revenue from Contracts with Clients

The Company’s revenue from contracts with clients consists primarily of service charges and fees related to deposit accounts and wealth management fees. The new standard did not materially impact the timing or measurement of the Company’s revenue recognition as it is consistent with the Company’s existing accounting for contracts within the scope of the new standard. There was no cumulative effect adjustment to retained earnings as a result of adopting this new standard.

The following is a summary of revenue from contracts with clients that are in-scope and not in-scope under ASC 606:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$9,394	$8,618	$7,965
Wealth management fees	16,436	15,056	10,529
Other service fees(1)	16,349	15,400	13,742
Total in-scope non-interest income	42,179	39,074	32,236

Noninterest income, not in-scope(2)	14,635	15,529	10,584
Total non-interest income	$56,814	$54,603	$42,820

(1)	Other service fees comprise of fees related to letters of credit, wire fees, fees on foreign exchange transactions and other immaterial individual revenue streams.
(2)	These amounts primarily represent revenue from contracts with customers that are out of the scope of ASC 606.

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

Wealth Management Fees

The Company employs financial consultants to provide investment planning services for clients including wealth management services, asset allocation strategies, portfolio analysis and monitoring, investment strategies, and risk management strategies. The fees the Company earns are variable and are generally received monthly. The Company recognizes revenue for the services performed at quarter end based on actual transaction details received from the broker dealer the Company engages.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Practical Expedients and Exemptions

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose the value of unsatisfied performance obligations as the Company’s contracts with clients generally have a term that is less than one year, are open-ended with a cancellation period that is less than one year or allow the Company to recognize revenue in the amount to which the Company has the right to invoice.

In addition, given the short-term nature of the Company’s contracts, the Company also applies the practical expedient in ASC 606-10-32-18 and does not adjust the consideration from clients for the effects of a significant financing component, if at contract inception, the period between when the entity transfers the goods or services and when the client pays for that good or service is one year or less.

19.         Employee Benefit Plans

Employee Stock Ownership Plan. Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company can make annual contributions to a trust in the form of either cash or common stock of the Bancorp for the benefit of eligible employees. Employees are eligible to participate in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for each of two consecutive years for salaried part-time employees. The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations. The Company also pays for the administration of this plan and of the trust. The Company has not made contributions to the trust since 2004 and does not expect to make any contributions in the future. Effective June 17, 2004, the ESOP was amended to provide the participants the election either to reinvest the dividends on the Company stock allocated to their accounts or to have these dividends distributed to the participant. The ESOP trust purchased 18,808 shares in 2022, 18,338 shares in 2021, and 32,128 shares in 2020, of the Bancorp’s common stock at an aggregate cost of $814 thousand in 2022, $781 thousand in 2021, and $818 thousand in 2020. The distribution of benefits to participants totaled 29,363 shares in 2022, 47,617 shares in 2021, and 33,629 shares in 2020. As of December 31, 2022, the ESOP owned 705,815 shares, or 1.0%, of the Company’s outstanding common stock.

401(k) Plan. In 1997, the Board approved the Company’s 401(k) Profit Sharing Plan, which began on March 1, 1997. Salaried employees who have completed one month of service and have attained the age of 21 are eligible to participate. Enrollment dates are on the first of each month. Participants may contribute up to 75% of their eligible compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code. Participants may change their contribution election on the enrollment dates. Effective October 1, 2022, the vesting schedule for the matching contribution is 0% for less than three years of service and 100% after three years of service. Effective on June 1, 2018, the Company matches 100% on the first 5.0% of eligible compensation contributed per pay period by the participant, on the first day of the following month after 30 days of service. The Company’s contribution amounted to $3.9 million in 2022, $3.6 million in 2021, and $3.7 million in 2020. The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulations. Participants may also borrow up to 50% of the vested amount, with a maximum of $50 thousand. The minimum loan amount is $1 thousand.

Bank-Owned Life Insurance. As of December 31, 2022 and 2021, cash surrender value of bank-owned life insurance was $49.9 million and $52.0 million, respectively. The Bank is the beneficiary under the policy. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier and pay a fixed dollar amount to the beneficiary designated by the officer.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

20.         Equity Incentive Plans

Pursuant to the Company’s 2005 Incentive Plan, as amended and restated in May 2015, the Company may grant incentive stock options (employees only), non-statutory stock options, common stock awards, restricted stock, RSUs, stock appreciation rights and cash awards to non-employee directors and eligible employees.

As of December 31, 2022, 1,658,201 shares were available under the 2005 Incentive Plan for future grants.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents RSU activity for 2022, 2021, and 2020:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2019	273,200	35.90	297,744	32.65
Granted	110,495	21.79	212,369	22.96
Vested	(80,654)	25.34	(193,240)	21.68
Forfeited	(10,371)	39.04	(14,071)	39.08
Balance at December 31, 2020	292,670	33.37	302,802	32.55
Granted	63,467	41.18	113,764	37.13
Vested	(96,869)	41.72	(76,292)	41.69
Forfeited	(23,324)	29.92	(7,768)	40.85
Balance at December 31, 2021	235,944	32.38	332,506	31.82
Granted	67,652	46.69	112,393	40.24
Vested	(89,386)	40.92	(81,934)	44.52
Forfeited	(12,151)	34.07	—	—
Balance at December 31, 2022	202,059	33.29	362,965	31.56

The compensation expense recorded for RSUs was $7.0 million in 2022, $6.0 million in 2021, and $5.6 million in 2020. Unrecognized stock-based compensation expense related to RSUs was $9.0 million and $8.6 million as of December 31, 2022, and 2021, respectively. As of December 31, 2022, these costs are expected to be recognized over the next 1.7 years.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

21.         Condensed Financial Information of Cathay General Bancorp

The condensed financial information of the Bancorp as of December 31, 2022, and December 31, 2021, and for the years ended December 31, 2022, 2021, and 2020 is as follows:

Balance Sheets

	As of December 31,
	2022	2021
	(In thousands, except
	share and per share data)
Assets
Cash	$14,902	$19,629
Cash pledged as margin for interest rate swaps	—	1,071
Short-term certificates of deposit	334	333
Equity securities	16,360	15,627
Investment in Cathay Bank subsidiary	2,566,266	2,530,850
Investment in non-bank subsidiary	764	807
Other assets	4,385	4,691
Total assets	$2,603,011	$2,573,008
Liabilities
Junior subordinated debt	$119,136	$119,136
Other liabilities	9,835	7,621
Total liabilities	128,971	126,757
Commitments and contingencies	—	—
Stockholders' equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 91,090,614 issued and 72,742,151 outstanding at December 31, 2022, and 90,871,860 issued and 75,750,862 outstanding at December 31, 2021.	911	909
Additional paid-in-capital	981,119	972,474
Accumulated other comprehensive loss, net	(102,295)	(3,065)
Retained earnings	2,244,856	1,985,168
Treasury stock, at cost (18,348,463 shares at December 31, 2022, and 15,120,998 shares at December 31, 2021)	(650,551)	(509,235)
Total equity	2,474,040	2,446,251
Total liabilities and equity	$2,603,011	$2,573,008

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Statements of Operations

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash dividends from Cathay Bank	$232,773	$230,000	$146,000
Interest income	30	36	49
Interest expense	5,560	5,773	5,906
Non-interest Income/(loss)	1,018	3,117	(435)
Non-interest expense	3,937	3,224	4,846
Income before income tax expense	224,324	224,156	134,862
Income tax expense	(2,885)	(1,810)	(3,692)
Income before undistributed earnings of subsidiaries	227,209	225,966	138,554
Undistributed earnings of subsidiary	133,433	72,338	90,306
Net income	$360,642	$298,304	$228,860

Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from Operating Activities
Net income	$360,642	$298,304	$228,860
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(133,433)	(72,338)	(90,306)
Loss/(gain) on equity securities	(733)	(122)	641
Write-downs on venture capital and other investments	268	73	107
(Gain)/loss in fair value of warrants	(27)	—	18
Stock issued to directors as compensation	849	850	800
Net change in accrued interest receivable and other assets	(434)	1,918	(1,182)
Net change in other liabilities	8,532	4,934	(9,853)
Net cash provided by operating activities	235,664	233,619	129,085

Cash flows from Investment Activities
Proceeds from liquidation of subsidiary	—	—	2,399
Proceeds from sale of equity securities	—	—	3,112
Venture capital and other investments	(5)	357	116
Net cash (used)/provided by investment activities	(5)	357	5,627

Cash flows from Financing Activities
Repayment of long-term debt	—	—	(7,644)
Cash dividends paid	(100,955)	(99,322)	(98,688)
Proceeds from shares issued under the Dividend Reinvestment Plan	3,719	3,563	9,777
Taxes paid related to net share settlement of RSUs	(2,905)	(2,632)	(1,911)
Purchase of treasury stock	(141,316)	(167,104)	(23,593)
Net cash used in financing activities	(241,457)	(265,495)	(122,059)
Increase/(decrease) in cash, cash equivalents and restricted cash	(5,798)	(31,519)	12,653
Cash, cash equivalents, and restricted cash, beginning of the year	20,700	52,219	39,566
Cash, cash equivalents, and restricted cash, end of the period	$14,902	$20,700	$52,219

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

22.         Dividend Reinvestment Plan

The Company has a Dividend Reinvestment Plan which allows for participants’ reinvestment of cash dividends and certain optional additional investments in the Bancorp’s common stock. Shares issued under the plan and the consideration received were 86,501 shares for $3.7 million in 2022, 84,011 shares for $3.6 million in 2021, and 358,157 shares for $9.8 million in 2020.

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

The Federal Deposit Insurance Corporation has established five capital ratio categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A well-capitalized institution must have a common equity tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%. As of December 31, 2022, and 2021, the Bank qualified as well capitalized under the regulatory framework for prompt corrective action.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The Bancorp’s and the Bank’s capital and leverage ratios as of December 31, 2022, and December 31, 2021, are presented in the tables below:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2022	(In thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,182,066	12.21	$1,250,914	7.00	$1,161,563	6.50
Cathay Bank	2,276,830	12.75	1,250,461	7.00	1,161,142	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,182,066	12.21	1,518,967	8.50	1,429,616	8.00
Cathay Bank	2,276,830	12.75	1,518,417	8.50	1,429,098	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,452,781	13.73	1,876,371	10.50	1,787,020	10.00
Cathay Bank	2,432,045	13.61	1,875,691	10.50	1,786,373	10.00

Leverage Ratio
Cathay General Bancorp	2,182,066	10.08	865,470	4.00	1,081,838	5.00
Cathay Bank	2,276,830	10.53	864,918	4.00	1,081,148	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2021	(In thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,056,601	12.80	$1,124,381	7.00	$1,044,068	6.50
Cathay Bank	2,137,925	13.32	1,123,721	7.00	1,043,455	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,056,601	12.80	1,365,320	8.50	1,285,007	8.00
Cathay Bank	2,137,925	13.32	1,364,519	8.50	1,284,253	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,315,358	14.41	1,686,572	10.50	1,606,259	10.00
Cathay Bank	2,281,182	14.21	1,685,582	10.50	1,605,316	10.00

Leverage Ratio
Cathay General Bancorp	2,056,601	10.40	791,226	4.00	989,033	5.00
Cathay Bank	2,137,925	10.82	790,430	4.00	988,037	5.00

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

24.         Balance Sheet Offsetting

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

Financial instruments that are eligible for offset in the Consolidated Balance Sheets, as of December 31, 2022, and December 31, 2021, are presented in the following tables:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
December 31, 2022	(In thousands)

Assets:
Derivatives	$90,451	$46,008	$44,443	$—	$42,930	$1,513

Liabilities:
Derivatives	$51,864	$—	$51,864	$—	$—	$51,864

December 31, 2021

Assets:
Derivatives	$10,090	$—	$10,090	$—	$—	$10,090

Liabilities:
Derivatives	$15,748	$(3,106)	$12,642	$—	$—	$12,642

25.         Subsequent Events

On February 16, 2023, the Company’s Board of Directors declared first quarter 2023 dividends for the Company’s common stock. The common stock cash dividend of $0.34 per share will be paid on March 9, 2023, to stockholders of record on February 27, 2023.

On February 21, 2023, the Company completed its May 2022 stock buyback program by repurchasing 2,897,628 shares at an average cost of $43.14 for a total of $125.0 million.

The Company has evaluated the effect of events that have occurred subsequent to December 31, 2022, through the date of issuance of the Consolidated Financial Statements. Based on this evaluation, the Company has determined none of these events would require recognition in the Consolidated Financial Statements or disclosure in the notes to the Consolidated Financial Statements.