Form 10-Q
period 2023-03-31
CATHAY GENERAL BANCORP
filed 2023-05-09
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	001-31830

CATHAY GENERAL BANCORP
(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CATY	Nasdaq Global Select Market

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

Common stock, $.01 par value, 72,535,694 shares outstanding as of April 30, 2023.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

1ST QUARTER 2023 REPORT ON FORM 10-Q

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

The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, loan and deposit growth, investment and expenditure plans, financing needs and availability, level of nonperforming assets, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “optimistic,” “plans,” “potential,” “possible,” “predicts,” “projects,” “seeks,” “shall,” “should,” “will,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks, uncertainties and other factors include, but are not limited to:

●	local, regional, national and international economic and market conditions and events and the impact they may have on us, our clients and our operations, assets and liabilities;
●

the impact on our business, operations, financial condition, liquidity, results of operations, prospects and trading prices of our shares arising out of the COVID-19 pandemic and its related economic impacts;

●	possible additional provisions for loan losses and charge-offs;
●	credit risks of lending activities and deterioration in asset or credit quality;
●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
●	increased costs of compliance and other risks associated with changes in regulation;
●	higher capital requirements from the implementation of the Basel III capital standards;
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	environmental liabilities;
●	our ability to generate anticipated returns from our investments and/or financings in certain tax advantaged-projects;
●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	natural disasters, public health crises (including the occurrence of a contagious disease or illness) and geopolitical events;
●	failures, interruptions, or security breaches of our information systems;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;
●	adverse results in legal proceedings;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in accounting standards or tax laws and regulations;
●	market disruption and volatility;
●	fluctuations in the Bancorp’s stock price;
●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
●	issuances of preferred stock;
●	capital level requirements and successfully raising additional capital, if needed, and the resulting dilution of interests of holders of Bancorp common stock; and
●	the soundness of other financial institutions.

These and other factors are further described in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022 (Item 1A in particular), other reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings Bancorp makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements. We have no intention and undertake no obligation to update any forward-looking statement or to announce publicly any revision of any forward-looking statement to reflect developments, events, occurrences or circumstances after the date of such statement, except as required by law.

Bancorp’s filings with the SEC are available at the website maintained by the SEC at http://www.sec.gov, or by request directed to Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attention: Investor Relations (626) 279-3296.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
	(In thousands, except share data)
Assets
Cash and due from banks	$252,048	$195,440
Short-term investments and interest-bearing deposits	881,282	966,962
Securities available-for-sale (amortized cost of $1,672,440 at March 31, 2023 and $1,622,173 at December 31, 2022)	1,541,250	1,473,348
Loans	18,317,339	18,254,024
Less: Allowance for loan losses	(144,884)	(146,485)
Unamortized deferred loan fees, net	(5,872)	(6,641)
Loans, net	18,166,583	18,100,898
Equity securities	27,011	22,158
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	4,067	4,067
Affordable housing investments and alternative energy partnerships, net	316,475	327,128
Premises and equipment, net	93,204	94,776
Customers’ liability on acceptances	6,547	2,372
Accrued interest receivable	82,420	82,428
Goodwill	375,696	375,696
Other intangible assets, net	5,564	5,757
Right-of-use assets - operating leases	29,906	29,627
Other assets	232,298	250,069
Total assets	$22,031,601	$21,947,976

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing demand deposits	$3,748,719	$4,168,989
Interest-bearing deposits:
NOW deposits	2,354,195	2,509,736
Money market deposits	3,014,500	3,812,724
Savings deposits	891,061	1,000,460
Time deposits	8,640,397	7,013,370
Total deposits	18,648,872	18,505,279
Advances from the Federal Home Loan Bank	360,000	485,000
Other borrowings of affordable housing investments	22,481	22,600
Long-term debt	119,136	119,136
Acceptances outstanding	6,547	2,372
Lease liabilities - operating leases	32,599	32,518
Other liabilities	299,627	307,031
Total liabilities	19,489,262	19,473,936
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 91,113,634 issued and 72,390,694 outstanding at March 31, 2023, and 91,090,614 issued and 72,742,151 outstanding at December 31, 2022	911	911
Additional paid-in-capital	983,534	981,119
Accumulated other comprehensive income/(loss), net	(91,077)	(102,295)
Retained earnings	2,316,258	2,244,856
Treasury stock, at cost (18,722,940 shares at March 31, 2023, and 18,348,463 shares at December 31, 2022)	(667,287)	(650,551)
Total equity	2,542,339	2,474,040
Total liabilities and equity	$22,031,601	$21,947,976

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2023	2022
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable	$261,179	$166,094
Investment securities	11,764	4,828
Federal Home Loan Bank stock	304	261
Deposits with banks	12,139	763
Total interest and dividend income	285,386	171,946

Interest Expense
Time deposits	64,174	6,060
Other deposits	23,817	5,128
Advances from Federal Home Loan Bank	2,598	143
Long-term debt	1,443	1,424
Short-term debt	919	—
Total interest expense	92,951	12,755

Net interest income before provision for credit losses	192,435	159,191
Provision for credit losses	8,100	8,643
Net interest income after provision for credit losses	184,335	150,548

Non-Interest Income
Net gains from equity securities	4,853	5,974
Securities losses, net	(3,000)	—
Letters of credit commissions	1,570	1,556
Depository service fees	1,832	1,671
Wealth management fees	3,897	4,354
Other operating income	5,092	6,677
Total non-interest income	14,244	20,232

Non-Interest Expense
Salaries and employee benefits	38,226	35,475
Occupancy expense	5,504	5,613
Computer and equipment expense	4,285	2,956
Professional services expense	7,406	6,697
Data processing service expense	3,724	2,909
FDIC and regulatory assessments	3,155	1,802
Marketing expense	774	947
Other real estate owned expense	50	71
Amortization of investments in low income housing and alternative energy partnerships	15,594	8,287
Amortization of core deposit intangibles	250	224
Acquisition, integration and restructuring costs	—	3,936
Other operating expense	4,218	3,780
Total non-interest expense	83,186	72,697

Income before income tax expense	115,393	98,083
Income tax expense	19,386	23,055
Net income	$96,007	$75,028

Other Comprehensive Income/(Loss), net of tax
Net holding gains/(losses) on securities available-for-sale	11,659	(45,966)
Net holding (losses)/gains on cash flow hedge derivatives	(441)	3,054
Total other comprehensive income/(loss), net of tax	11,218	(42,912)
Total other comprehensive income	$107,225	$32,116

Net Income Per Common Share:
Basic	$1.32	$1.00
Diluted	$1.32	$0.99
Cash dividends paid per common share	$0.34	$0.34
Average Common Shares Outstanding:
Basic	72,533,239	75,331,976
Diluted	72,899,662	75,719,375

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three months ended	Shares	Amount	Capital	Income/(Loss)	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2022	72,742,151	$911	$981,119	$(102,295)	$2,244,856	$(650,551)	$2,474,040
Dividend Reinvestment Plan	23,020	—	918	—	—	—	918
Restricted stock units vested	613	—	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(14)	—	—	—	(14)
Purchases of treasury stock	(375,090)	—	—	—	—	(16,736)	(16,736)
Stock-based compensation	—	—	1,511	—	—	—	1,511
Cash dividends of $0.34 per share	—	—	—	—	(24,605)	—	(24,605)
Other comprehensive income	—	—	—	11,218	—	—	11,218
Net income	—	—	—	—	96,007	—	96,007
Balance at March 31, 2023	72,390,694	$911	$983,534	$(91,077)	$2,316,258	$(667,287)	$2,542,339

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2021	75,750,862	$909	$972,474	$(3,065)	$1,985,168	$(509,235)	$2,446,251
Dividend Reinvestment Plan	21,415	—	945	—	—	—	945
Restricted stock units vested	10,908	—	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(285)	—	—	—	(285)
Purchases of treasury stock	(704,927)	—	—	—	—	(32,896)	(32,896)
Stock-based compensation	—	—	1,614	—	—	—	1,614
Cash dividends of $0.34 per share	—	—	—	—	(25,515)	—	(25,515)
Other comprehensive loss	—	—	—	(42,912)	—	—	(42,912)
Net income	—	—	—	—	75,028	—	75,028
Balance at March 31, 2022	75,078,258	$909	$974,748	$(45,977)	$2,034,681	$(542,131)	$2,422,230

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2023	2022
	(In thousands)
Cash Flows from Operating Activities
Net income	$96,007	$75,028
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,100	8,643
Deferred tax (benefit)/ provision	(7,293)	3,118
Depreciation and amortization	2,054	2,112
Amortization of right-of-use asset	2,405	2,443
Change in operating lease liabilities	81	(1,744)
Net gains on sale and transfer of other real estate owned	—	(6)
Loss on sales or disposal of fixed assets	6	25
Amortization on alternative energy partnerships, venture capital and other investments	15,594	8,287
Net gain on sale of equity securities	(15)	(100)
Amortization/accretion of security premiums/discounts, net	(1,324)	1,494
Unrealized gain on equity securities	(4,853)	(5,874)
Write-off of AFS debt securities	3,000	—
Stock-based compensation and stock issued to officers as compensation	1,511	1,614
Net change in accrued interest receivable and other assets	15,623	(13,309)
Net change in other liabilities	(9,730)	4,726
Net cash provided by operating activities	121,166	86,457

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(156,597)	(204,882)
Proceeds from repayments, maturities and calls of investment securities available-for-sale	104,669	45,393
Proceeds from sale of equity securities	—	553
Purchase of Federal Home Loan Bank stock	(680)	—
Redemption of Federal Home Loan Bank stock	680	—
Net increase in loans	(68,133)	(413,721)
Purchase of premises and equipment	(295)	(1,276)
Proceeds from sales of other real estate owned	—	307
Net (increase)/decrease in investment in affordable housing and alternative energy partnerships	(8,078)	902
Acquisition, net of cash acquired	—	(73,882)
Net cash used for investing activities	(128,434)	(646,606)

Cash Flows from Financing Activities
Increase/(decrease) in deposits	143,633	(573,720)
Advances from Federal Home Loan Bank	(125,000)	—
Cash dividends paid	(24,605)	(25,515)
Purchases of treasury stock	(16,736)	(32,896)
Proceeds from shares issued under Dividend Reinvestment Plan	918	945
Taxes paid related to net share settlement of RSUs	(14)	(285)
Net cash used by financing activities	(21,804)	(631,471)

Decrease in cash, cash equivalents, and restricted cash	(29,072)	(1,191,620)
Cash, cash equivalents, and restricted cash, beginning of the period	1,162,402	2,449,704
Cash, cash equivalents, and restricted cash, end of the period	$1,133,330	$1,258,084

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$86,785	$12,896
Income taxes paid	$—	$1,281
Non-cash investing and financing activities:
Net change in unrealized holding gain/(loss) on securities available-for-sale, net of tax	$11,659	$(45,966)
Net change in unrealized holding (loss)/gain on cash flow hedge derivatives	$(441)	$3,054

See accompanying Notes to Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), ten limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of March 31, 2023, the Bank operates 25 branches in Southern California, 19 branches in Northern California, 9 branches in New York State, four in Washington State, two in Illinois, two in Texas, one in Maryland, Massachusetts, Nevada, and New Jersey, one in Hong Kong, and a representative office in Taipei, Beijing, and Shanghai. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

2. Business Combinations

The Company’s subsidiary bank, Cathay Bank completed the purchase of HSBC Bank USA, National Association’s West Coast mass retail market consumer banking business and retail business banking business on February 7, 2022. As a result of the acquisition, Cathay Bank added 10 retail branches in California and additional loans with a principal balance of $646.1 million and deposits with a balance of $575.2 million.

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

The fair value of the assets and the liabilities acquired as of February 7, 2022 are shown below:

Balance Sheet
(In thousands)
Assets:
Cash and cash equivalents	$473
Loans	641,829
Right-of-use assets - operating leases	6,453
Core deposit intangible	3,138
Other	561
Total assets	$652,454

Liabilities assumed:
Deposits	$575,163
Lease liabilities	6,453
Total liabilities assumed	$581,616
Net assets acquired	$70,838

Total cash paid at closing	$74,355
Goodwill	$3,517

3. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the audited Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023 (the “2022 Form 10-K”).

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

4. Recent Accounting Pronouncements

Accounting Standards Adopted in 2023

In March 2022, ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 was effective for us on January 1, 2023. As part of the adoption, the Company has elected to apply the pending content prospectively and the practical expedient to exclude the accrued interest receivable balance from the disclosed amortized cost basis of loan modifications to debtors experiencing financial difficulty, consistent with our ACL approach discussed further below in footnote 9.

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method.” Under prior guidance, entities can apply the last-of-layer hedging method to hedge the exposure of a closed portfolio of prepayable financial assets to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 expands the last-of-layer method, which permits only one hedge layer, to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. ASU 2022-01 also (i) expands the scope of the portfolio layer method to include non-prepayable financial assets, (ii) specifies eligible hedging instruments in a single-layer hedge, (iii) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method and (iv) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. ASU 2022-01 is effective for the Company on January 1, 2023. The adoption of ASU 2022-01 did not have a significant impact on our financial statements.

Other Accounting Standards Pending Adoption

In March 2023, ASU 2023-02, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for investments in tax credit structures using the proportional amortization method. ASU 2023-02 permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. ASU 2023-02 is not expected to have a material impact on the Company’s consolidated financial statements.

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

5. Cash, Cash Equivalents and Restricted Cash

The Company manages its cash and cash equivalents based upon the Company’s operating, investment, and financing activities. Cash and cash equivalents, for the purposes of reporting cash flows, consist of cash and due from banks, short-term investments, and interest-bearing deposits. Cash and due from banks include cash on hand, cash items in transit, cash due from the Federal Reserve Bank of San Francisco (“FRBSF”) and other financial institutions. Short-term investments and interest-bearing deposits include cash placed with other banks with original maturity of three months or less.

The Company had average excess balance with FRBSF of $1.04 billion as of March 31, 2023 and $1.24 billion for the year ended December 31, 2022. As of March 31, 2023 and December 31, 2022, the Company had $71.9 million and $88.9 million, respectively, as cash margin that serves as collateral on deposit in a cash margin account for interest rate swaps of which $5.6 million and $8.2 million is restricted. As of March 31, 2023 and December 31, 2022, the Company held $23.2 million and $25.4 million, respectively, in a restricted escrow account with a major bank for its alternative energy investments.

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

	Three months ended March 31,
	2023	2022
	(In thousands, except share and per share data)

Net income	$96,007	$75,028

Weighted-average shares:
Basic weighted-average number of common shares outstanding .	72,533,239	75,331,976
Dilutive effect of weighted-average outstanding common share equivalents:
RSUs	366,423	387,399
Diluted weighted-average number of common shares outstanding	72,899,662	75,719,375

Average restricted stock units with anti-dilutive effect	777	22,574
Earnings per common share:
Basic	$1.32	$1.00
Diluted	$1.32	$0.99

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

The following table presents RSU activity during the three months ended March 31, 2023:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2022	202,059	$33.29	362,965	$31.56
Granted	—	—	—	—
Vested	(1,037)	34.52	—	—
Forfeited	(1,395)	42.12	—	—
Balance at March 31, 2023	199,627	$33.22	362,965	$31.56

The compensation expense recorded for RSUs was $1.5 million and $1.6 million for the three months ended March 31, 2023, and 2022, respectively. Unrecognized stock-based compensation expense related to RSUs was $7.4 million and $10.0 million as of March 31, 2023 and 2022, respectively. As of March 31, 2023, these costs are expected to be recognized over the next 1.5 years for time-based and performance-based RSUs.

As of March 31, 2023, 1,659,595 shares were available for future grants under the Company’s 2005 Incentive Plan, as amended and restated.

8. Investment Securities

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of March 31, 2023, and December 31, 2022:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$270,165	$34	$501	$269,698
U.S. government agency entities	59,734	324	127	59,931
U.S. government sponsored entities	40,000	14	—	40,014
Mortgage-backed securities .	969,966	401	113,065	857,302
Collateralized mortgage obligations	33,877	—	2,910	30,967
Corporate debt securities	298,698	265	15,625	283,338
Total	$1,672,440	$1,038	$132,228	$1,541,250

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$241,611	$—	$1,111	$240,500
U.S. government agency entities	63,347	384	121	63,610
U.S. government sponsored entities	30,000	—	—	30,000
Mortgage-backed securities .	993,883	194	126,983	867,094
Collateralized mortgage obligations	34,552	—	3,491	31,061
Corporate debt securities	258,780	112	17,809	241,083
Total	$1,622,173	$690	$149,515	$1,473,348

As of March 31, 2023, the amortized cost of AFS debt securities excluded accrued interest receivables of $5.9 million, which are included in “accrued interest receivable” on the Consolidated Balance Sheets. For the Company’s accounting policy related to AFS debt securities’ accrued interest receivable, see Note 1 - Summary of Significant Accounting Policies – Securities Available for Sale – Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2022 Form 10-K.

The amortized cost and fair value of securities available-for-sale as of March 31, 2023, by contractual maturities, are set forth in the tables below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	March 31, 2023
	Securities Available-For-Sale
	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$350,165	$348,984
Due after one year through five years	256,256	241,910
Due after five years through ten years	169,294	160,169
Due after ten years	896,725	790,187
Total	$1,672,440	$1,541,250

Equity Securities - The Company recognized a net gain of $4.9 million for the three months ended March 31, 2023, due to an increase in fair value during the quarter of equity investments with readily determinable fair values compared to a net gain of $5.9 million for the three months ended March 31, 2022. Equity securities were $27.0 million and $22.2 million as of March 31, 2023, and December 31, 2022, respectively.

The following tables set forth the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of  March 31, 2023, and  December 31, 2022:

	March 31, 2023
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$172,306	$501	$—	$—	$172,306	$501
U.S. government agency entities	6,617	3	1,676	124	8,293	127
Mortgage-backed securities.	127,422	4,819	709,405	108,246	836,827	113,065
Collateralized mortgage obligations	24,326	1,206	6,641	1,704	30,967	2,910
Corporate debt securities	98,411	1,589	114,663	14,036	213,074	15,625
Total	$429,082	$8,118	$832,385	$124,110	$1,261,467	$132,228

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$240,500	$1,111	$—	$—	$240,500	$1,111
U.S. government agency entities	—	—	1,806	121	1,806	121
Mortgage-backed securities .	394,123	33,042	452,739	93,941	846,862	126,983
Collateralized mortgage obligations	24,427	1,614	6,634	1,877	31,061	3,491
Corporate debt securities	109,995	3,256	100,977	14,553	210,972	17,809
Total	$769,045	$39,023	$562,156	$110,492	$1,331,201	$149,515

As of March 31, 2023, the Company had a total of 193 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting primarily of 158 mortgage-backed securities, and 21 Corporate debt securities. In comparison, as of December 31, 2022, the Company has a total of 195 AFS debt securities in a gross unrealized loss position with no impairment, consisting primarily of 159 mortgage-backed securities, 22 Corporate debt securities, six U.S. treasury securities, five collateralized mortgage obligations and three U.S. government agency securities.

In March 2023, the Company recorded a $3.0 million write-off of its holdings of debt securities from the failed Signature Bank.

Allowance for Credit Losses

The securities that were in an unrealized loss position at March 31, 2023, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 - Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2022 Form 10-K.

The Company concluded the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell available-for-sale securities that have declined below their cost before their anticipated recovery. Accordingly, no allowance for credit losses was recorded as of March 31, 2023, against these securities, and there was no provision for credit losses recognized for the three months ended March 31, 2023.

Securities available-for-sale having a carrying value of $144.0 million and $145.7 million as of March 31, 2023, and December 31, 2022, respectively, were pledged to secure public deposits and other borrowings.

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

The types of loans in the Company’s Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023	December 31, 2022
	(In thousands)

Commercial loans	$3,153,039	$3,318,778
Real estate construction loans	558,967	559,372
Commercial mortgage loans	8,916,766	8,793,685
Residential mortgage loans	5,384,220	5,252,952
Equity lines	298,630	324,548
Installment and other loans	5,717	4,689
Gross loans	$18,317,339	$18,254,024
Allowance for loan losses	(144,884)	(146,485)
Unamortized deferred loan fees, net	(5,872)	(6,641)
Total loans, net	$18,166,583	$18,100,898

As of March 31, 2023, recorded investment in non-accrual loans was $73.6 million. As of December 31, 2022, recorded investment in non-accrual loans totaled $68.9 million. For non-accrual loans, the amounts previously charged off represent 10.5% and 14.1% of the contractual balances for non-accrual loans as of March 31, 2023 and December 31, 2022, respectively.

The following tables present the average recorded investment and interest income recognized on non-accrual loans for the period indicated:

	Three Months Ended
	March 31, 2023
	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$23,395	$4
Commercial mortgage loans	36,214	231
Residential mortgage loans and equity lines	9,965	—
Installment and other loans.	3	—
Total non-accrual loans	$69,577	$235

	Three Months Ended
	March 31, 2022
	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$27,351	$—
Commercial mortgage loans	37,909	429
Residential mortgage loans and equity lines	12,439	7
Total non-accrual loans	$77,699	$436

The following table presents non-accrual loans and the related allowance as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance:
Commercial loans	$27,401	$10,887	$—
Commercial mortgage loans	49,927	40,218	—
Residential mortgage loans and equity lines	11,896	11,283	—
Subtotal	$89,224	$62,388	$—

With allocated allowance:
Commercial loans	$12,511	$11,192	$4,258
Commercial mortgage loans	—	—	—
Subtotal	$12,511	$11,192	$4,258
Total non-accrual loans	$101,735	$73,580	$4,258

	December 31, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance:
Commercial loans	$27,341	$12,949	$—
Commercial mortgage loans	37,697	32,205	—
Residential mortgage loans and equity lines	9,626	8,978	—
Installment and other loans	9	8	—
Subtotal	$74,673	$54,140	$—

With allocated allowance:
Commercial loans	$14,643	$12,823	$3,734
Commercial mortgage loans	1,896	1,891	207
Subtotal	$16,539	$14,714	$3,941
Total non-accrual loans	$91,212	$68,854	$3,941

The following tables present the aging of the loan portfolio by type as of March 31, 2023, and as of December 31, 2022:

	March 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$7,623	$272	$100	$22,079	$30,074	$3,122,965	$3,153,039
Real estate construction loans	—	—	—	—	—	558,967	558,967
Commercial mortgage loans	19,870	—	12,656	40,218	72,744	8,844,022	8,916,766
Residential mortgage loans and equity lines.	31,998	—	—	11,283	43,281	5,639,569	5,682,850
Installment and other loans	9	10	—	—	19	5,698	5,717
Total loans	$59,500	$282	$12,756	$73,580	$146,118	$18,171,221	$18,317,339

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$8,192	$3,235	$10,208	$25,772	$47,407	$3,271,371	$3,318,778
Real estate construction loans	—	—	—	—	—	559,372	559,372
Commercial mortgage loans	25,772	—	1,372	34,096	61,240	8,732,445	8,793,685
Residential mortgage loans and equity lines.	47,043	5,685	—	8,978	61,706	5,515,794	5,577,500
Installment and other loans	5	1	—	8	14	4,675	4,689
Total loans	$81,012	$8,921	$11,580	$68,854	$170,367	$18,083,657	$18,254,024

The Company has adopted ASU 2022-02, Financial Instruments – Troubled Debt Restructurings and Vintage Disclosures effective January 1, 2023. As part of the adoption, the Company has elected to apply the pending content prospectively and the practical expedient to exclude the accrued interest receivable balance from the disclosed amortized cost basis of loan modifications to debtors experiencing financial difficulty, consistent with our ACL approach discussed further below in this footnote.

Under the new guidance on loan modifications made to borrowers experiencing financial difficulty, when a loan held for investment is modified and is considered to be a continuation of the original loan, the Company uses the post-modification contractual rate to derive the effective interest rate when using a discounted cash flow method to determine the allowance for credit loss.

The amendments in this new guidance eliminate the TDR recognition and measurement and, instead, require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan.

Under the prior TDR guidance, a TDR is a formal modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including a change in the stated interest rate, a reduction in the loan balance or accrued interest, or an extension of the maturity date. Although these loan modifications are considered TDRs, TDR loans that have, pursuant to the Bank’s policy, performed under the restructured terms and have demonstrated sustained performance under the modified terms for six months are returned to accrual status. The sustained performance considered by management pursuant to its policy includes the periods prior to the modification if the prior performance met or exceeded the modified terms. This would include cash paid by the borrower prior to the restructuring to set up interest reserves. Loans classified as TDRs were reported as individually evaluated loans.

The allowance for credit loss on a TDR was measured using the same method as all other loans held for investment, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. Under the prior guidance when the value of a concession was measured using the discounted cash flow method, the allowance for credit loss was determined by discounting the expected future cash flows at the original interest rate of the loan.

Upon adoption of ASU 2022-02, the Company establishes a specific reserve for individually evaluated loans that do not share similar risk characteristics with the loans included in the quantitative baseline. These individually evaluated loans are removed from the pooling approach for the quantitative baseline, and include non-accrual loans, loan modifications made to borrowers experiencing financial difficulty, and other loans as deemed appropriate by management. In addition, the Company individually evaluates “reasonably expected” loan modifications made to borrowers experiencing financial difficulty, which are identified by the Company as a commercial loan expected to be classified as a loan modification made to borrowers experiencing financial difficulty.  Individually evaluated loans also includes “reasonably expected” loan modifications made to borrowers experiencing financial difficulty, identified by the Company as a consumer loan for which a borrower’s application of loan modification due to hardship has been received by the Company. Management judgment is utilized to make this determination.

If economic conditions or other factors worsen relative to the assumptions the Company utilized, the expected loan losses will increase accordingly in future periods.

As of December 31, 2022, under the prior TDR guidance, there were accruing TDRs of $15.1 million and non-accruing TDRs of $6.3 million. As of December 31, 2022, there were zero accruing TDRs and $427 thousand non-accruing TDRs.

The following tables set forth TDRs that were modified during the three months ended March 31, 2022, and their specific reserves and charge-offs for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022				March 31, 2022
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	4	$6,115	$6,115	$—	$2,566
Residential mortgage loans and equity lines	2	346	346	—	1
Total	6	$6,461	$6,461	$—	$2,567

Modifications of the loan terms in the three months ended March 31, 2022, were in the form of extensions of maturity dates, which ranged generally from three to twelve months from the modification date, and interest rate reductions, or a combination of the two. For the three months ended March 31, 2023 there were no loan modifications made to borrowers experiencing financial difficulty.

A summary of TDRs by type of concession and by type of loan, as of December 31, 2022 is set forth in the table below:

	December 31, 2022
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs:
Commercial loans	$2,588	$—	$—	$2,588
Commercial mortgage loans	2,791	—	5,855	8,646
Residential mortgage loans	2,181	445	1,285	3,911
Total accruing TDRs	$7,560	$445	$7,140	$15,145

	December 31, 2022
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs:
Commercial loans	$3,629	$—	$—	$3,629
Commercial mortgage loans	1,098	—	—	1,098
Residential mortgage loans	1,621	—	—	1,621
Total non-accrual TDRs	$6,348	$—	$—	$6,348

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company did not have any loans that were modified as a TDR during the previous twelve months and which had subsequently defaulted as of March 31, 2023. Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of March 31, 2023, the Company did not have commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company has modified the terms of the loan in the form of principal forgiveness, an interest rate reduction, and other-than-insignificant payment delay, or a term extension in the current reporting period.

As part of the on-going monitoring of the credit quality of our loan portfolio, the Company utilizes a risk grading matrix to assign a risk grade to each loan. Loans are risk rated based on analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes a review of sources of repayment, the borrower’s current financial and liquidity status and other relevant information. The risk rating categories can be generally described by the following grouping for non-homogeneous loans:

●

Pass/Watch – These loans range from minimal credit risk to higher than average, but still acceptable, credit risk. The loans have sufficient sources of repayment to repay the loans in full, in accordance with all the terms and conditions and remain currently well protected by collateral values.

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

The following table summarizes the Company’s loan held for investment as of March 31, 2023 and December 31, 2022, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification:

	Loans Amortized Cost Basis by Origination Year
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$62,760	$462,944	$436,143	$161,289	$99,233	$191,552	$1,631,086	$5,231	$3,050,238
Special Mention	—	1,212	3,822	2,437	—	3,540	46,123	—	57,134
Substandard	—	59	12,530	285	3,173	6,274	20,823	820	43,964
Doubtful	—	—	—	—	—	1,406	232	—	1,638
Total	$62,760	$464,215	$452,495	$164,011	$102,406	$202,772	$1,698,264	$6,051	$3,152,974

YTD gross writeoffs	$—	$164	$760	$145	$2,053	$778	$11	$—	$3,911

Real estate construction loans
Pass/Watch	$11,190	$114,805	$249,947	$112,823	$18,429	$3,072	$—	$—	$510,266
Special Mention	—	—	491	—	11,903	22,998	—	—	35,392
Substandard	—	—	—	—	1,736	9,266	—	—	11,002
Total	$11,190	$114,805	$250,438	$112,823	$32,068	$35,336	$—	$—	$556,660

YTD gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgage loans
Pass/Watch	$387,087	$2,077,494	$1,715,118	$958,330	$1,090,519	$2,176,822	$181,831	$—	$8,587,201
Special Mention	—	22,150	29,121	25,604	21,038	57,120	—	—	155,033
Substandard	—	12,277	12,361	14,392	19,902	107,434	2,639	—	169,005
Total	$387,087	$2,111,921	$1,756,600	$998,326	$1,131,459	$2,341,376	$184,470	$—	$8,911,239

YTD gross writeoffs	$—	$—	$208	$—	$—	$3,782	$—	$—	$3,990

Residential mortgage loans
Pass/Watch	$264,586	$1,195,811	$950,229	$570,344	$586,635	$1,800,951	$—	$—	$5,368,556
Special Mention	—	459	—	489	678	2,275	—	—	3,901
Substandard	—	204	748	434	1,239	10,186	—	—	12,811
Total	$264,586	$1,196,474	$950,977	$571,267	$588,552	$1,813,412	$—	$—	$5,385,268

YTD gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Equity lines
Pass/Watch	$—	$127	$—	$—	$—	$—	$277,548	$20,217	$297,892
Special Mention	—	—	—	—	—	—	11	—	11
Substandard	—	—	—	—	—	—	1,627	204	1,831
Total	$—	$127	$—	$—	$—	$—	$279,186	$20,421	$299,734

YTD gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment and other loans
Pass/Watch	$241	$2,573	$2,778	$—	$—	$—	$—	$—	$5,592
Total	$241	$2,573	$2,778	$—	$—	$—	$—	$—	$5,592

YTD gross writeoffs	$—	$6	$—	$—	$—	$—	$—	$—	$6

Total loans	$725,864	$3,890,115	$3,413,288	$1,846,427	$1,854,485	$4,392,896	$2,161,920	$26,472	$18,311,467

Total YTD gross wrieoffs	$—	$170	$968	$145	$2,053	$4,560	$11	$—	$7,907

	Loans Amortized Cost Basis by Origination Year
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$488,748	$446,647	$180,226	$119,355	$107,896	$106,649	$1,753,509	$6,560	$3,209,590
Special Mention	1,212	4,696	2,818	68	308	4,354	41,110	—	54,566
Substandard	25	12,750	342	4,859	2,766	6,985	22,084	133	49,944
Doubtful	—	—	—	1,504	2,185	—	234	—	3,923
Total	$489,985	$464,093	$183,386	$125,786	$113,155	$117,988	$1,816,937	$6,693	$3,318,023

YTD gross writeoffs	$96	$587	$120	$71	$1,786	$360	$202	$—	$3,222

Real estate construction loans
Pass/Watch	$99,798	$264,197	$113,312	$20,479	$3,067	$—	$—	$—	$500,853
Special Mention	—	360	9,449	11,643	22,945	—	—	—	44,397
Substandard	—	—	—	1,736	9,309	—	—	—	11,045
Total	$99,798	$264,557	$122,761	$33,858	$35,321	$—	$—	$—	$556,295

YTD gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgage loans
Pass/Watch	$2,087,650	$1,728,607	$975,953	$1,094,505	$908,748	$1,420,982	$178,116	$—	$8,394,561
Special Mention	22,150	57,015	25,593	32,119	17,999	63,782	1,600	—	220,258
Substandard	12,320	7,861	14,392	19,972	34,899	81,844	2,631	—	173,919
Total	$2,122,120	$1,793,483	$1,015,938	$1,146,596	$961,646	$1,566,608	$182,347	$—	$8,788,738

YTD gross writeoffs	$—	$—	$—	$—	$2,091	$—	$—	$—	$2,091

Residential mortgage loans
Pass/Watch	$1,228,391	$964,799	$580,990	$600,786	$417,565	$1,444,320	$—	$—	$5,236,851
Special Mention	—	—	33	—	752	905	—	—	1,690
Substandard	206	762	2,028	1,966	1,799	8,785	—	—	15,546
Total	$1,228,597	$965,561	$583,051	$602,752	$420,116	$1,454,010	$—	$—	$5,254,087

YTD gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Equity lines
Pass/Watch	$731	$—	$—	$—	$—	$—	$302,825	$21,460	$325,016
Special Mention	5	—	—	—	—	—	—	—	5
Substandard	12	—	—	—	—	—	1,043	220	1,275
Total	$748	$—	$—	$—	$—	$—	$303,868	$21,680	$326,296

YTD gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment and other loans
Pass/Watch	$1,792	$2,152	$—	$—	$—	$—	$—	$—	$3,944
Total	$1,792	$2,152	$—	$—	$—	$—	$—	$—	$3,944
YTD gross writeoffs	$115	$—	$—	$—	$—	$—	$62	$—	$177

Total loans	$3,943,040	$3,489,846	$1,905,136	$1,908,992	$1,530,238	$3,138,606	$2,303,152	$28,373	$18,247,383

Total YTD gross wrieoffs	$211	$587	$120	$71	$3,877	$360	$264	$—	$5,490

Revolving loans that are converted to term loans presented in the table above are excluded from the term loans by vintage year columns.

Allowance for Credit Losses

The Company has an allowance framework under ASC Topic 326 for all financial assets measured at amortized cost and certain off-balance sheet credit exposures. The measurement of the allowance for credit losses is based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. The forward-looking concept of current expected credit loss (“CECL”) approach requires loss estimates to consider historical experience, current conditions and reasonable and supportable economic forecasts of future events and circumstances.

The ACL is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for loan losses is reported as a reduction of the amortized cost basis of loans, while the reserve for unfunded loan commitments is included within “other liabilities” on the Consolidated Balance Sheets (Unaudited). The amortized cost basis of loans does not include accrued interest receivable, which is included in “accrued interest receivable” on the Consolidated Balance Sheets. The “Provision for credit losses” on the Consolidated Statements of Operations and Comprehensive Income (Unaudited) is a combination of the provision for loan losses and the provision for unfunded loan commitments.

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

Quantitative Factors

Under the Company’s CECL methodology, nine portfolio segments with similar risk characteristics are evaluated for expected loss. Six portfolios are modeled using econometric models and three smaller portfolios are evaluated using a simplified loss-rate method that calculates lifetime expected credit losses for the respective pools (simplified approach). The six portfolios subject to econometric modeling include residential mortgages; commercial and industrial loans (“C&I”); construction loans; commercial real estate (“CRE”) for multifamily loans; CRE for owner-occupied loans; and other CRE loans. We estimate the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables, (GDP, unemployment, CRE prices and residential mortgage prices) to historical credit performance for each of the six loan portfolios from the fourth quarter of 2007 to the fourth quarter of 2021. Loss given default rates are computed based on the charge-offs recognized divided by the exposure at default of defaulted loans starting with the fourth quarter of 2007 through the fourth quarter of 2021. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The amounts so calculated comprise the quantitative portion of the allowance for credit losses.

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

The Company’s CECL methodology estimates expected credit losses over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

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

Qualitative Factors

Under the Company’s CECL methodology, the qualitative portion of the reserve on pooled loans represents management’s judgment of additional considerations to account for internal and external risk factors that are not adequately measured in the quantitative reserve. The qualitative loss factors consider idiosyncratic risk factors, conditions that may not be reflected in quantitatively derived results, or other relevant factors to seek to ensure the allowance for credit losses reflects our best estimate of current expected credit losses. The qualitative reserves include reserves for policy exceptions, experience of management and staff, level of competition in the lending environment, weak risk identification, lack of historical experience with residential mortgage loans made to non-U.S. residents, oil & gas, included as part of the C&I loan portfolio, and the higher risk characteristics of purchased syndicated loans, and an adjustment to reflect the time gap between the preparation of the Moody’s forecast of future GDP, unemployment rates, CRE and home price indexes and the higher likelihood of an economic slowdown resulting from the impact of higher interest rates. Current and forecasted economic trends and underlying market values for collateral dependent loans also are considered within the econometric models described above.

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

Individually Evaluated Loans

When a loan no longer shares similar risk characteristics with other loans, such as in the case of certain nonaccrual loans, the Company estimates the allowance for loan losses on an individual loan basis. Generally, the allowance for loan losses for individually evaluated loans is measured as the difference between the recorded value of the loans and the fair value of the collateral. For loans evaluated individually, the Company uses one of three different asset valuation measurement methods: (1) the fair value of collateral less costs to sell; (2) the present value of expected future cash flows; and (3) the loan’s observable market price. If an individually evaluated loan is determined to be collateral dependent, the Company applies the fair value of the collateral less costs to sell method. If an individually evaluated loan is determined not to be collateral dependent, the Company uses the present value of future cash flows or the observable market value of the loan.

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

The following tables set forth activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2023, and March 31, 2022.

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:
January 1, 2023 Beginning Balance	$49,435	$10,417	$68,366	$18,232	$35	$146,485
(Reversal)/provision for credit losses on loans	(60)	483	3,463	(611)	(20)	3,255
Charge-offs	(3,911)	—	(3,990)	—	(6)	(7,907)
Recoveries	511	—	2,528	12	—	3,051
Net (charge-offs)/recoveries	(3,400)	—	(1,462)	12	(6)	(4,856)
March 31, 2023 Ending Balance	$45,975	$10,900	$70,367	$17,633	$9	$144,884

Allowance for unfunded credit commitments:
January 1, 2023 Beginning Balance	$4,840	$3,890	$—	$—	$—	$8,730
Provision for credit losses on unfunded credit commitments	3,435	1,325	85	—	—	4,845
March 31, 2023 Ending Balance	$8,275	$5,215	$85	$—	$—	$13,575

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
Allowance for Loan Losses:	(In thousands)
January 1, 2022 Beginning Balance	$43,394	$6,302	$61,081	$25,379	$1	$136,157
Provision for credit losses on loans	1,206	1,128	2,702	4,200	103	9,339
Charge-offs	(221)	—	—	—	—	(221)
Recoveries	359	6	95	51	—	511
Net recoveries	138	6	95	51	—	290
March 31, 2022 Ending Balance	$44,738	$7,436	$63,878	$29,630	$104	$145,786

Allowance for unfunded credit commitments:
January 1, 2022 Beginning Balance	3,725	3,375	—	—	—	$7,100
Reversal for credit losses on unfunded credit commitments	(548)	(148)	—	—	—	(696)
March 31, 2022 Ending Balance	$3,177	$3,227	$—	$—	$—	$6,404

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

The Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships were $126.2 million and $133.5 million as of March 31, 2023, and December 31, 2022, respectively.

11. Borrowed Funds

Borrowings from the Federal Home Loan Bank (“FHLB”) – There were no over-night borrowings from the FHLB as of March 31, 2023, and $150.0 million in over-night borrowings as of December 31, 2022. Advances from the FHLB were $360.0 million at a weighted average rate of 5.0% as of March 31, 2023, and $335.0 million at a weighted average rate of 4.54% as of December 31, 2022. As of March 31, 2023, final maturity for the FHLB advances were $275.0 million in April 2023, $70.0 million in May 2023 and $15.0 million in September 2024.  Our unused borrowing capacity from the Federal Home Loan Bank as of March 31, 2023 was $6.55 billion and unpledged securities at March 31, 2023 was $1.40 billion.

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

At March 31, 2023, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 7.04%, compared to $119.1 million with a weighted average rate of 4.01% at December 31, 2022. The Junior Subordinated Notes have a stated maturity term of 30 years.

12. Income Taxes

The effective tax rate for the first three months of 2023 was 16.8% compared to 23.5% for the first three months of 2022. The effective tax rate includes the impact of low-income housing and alternative energy investment tax credits.

The Company’s tax returns are open for audit by the Internal Revenue Service back to 2020 and by the California Franchise Tax Board back to 2019.

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

Financial assets and liabilities measured at fair value on a recurring basis:

The Company uses the following methodologies to measure the fair value of its financial assets and liabilities on a recurring basis:

Securities Available-for-Sale and Equity Securities – For certain actively traded agency preferred stocks, mutual funds, U.S. Treasury securities, and other equity securities, the Company measures the fair value based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement. The Company also measures securities by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement. This category generally includes U.S. Government agency securities, U.S. Government sponsored entities, state and municipal securities, mortgage-backed securities (“MBS”), collateralized mortgage obligations and corporate bonds.

Warrants – The Company measures the fair value of warrants based on unobservable inputs based on assumptions and management judgment, a Level 3 measurement.

Interest Rate Swaps – The Company measures the fair value of interest rate swaps using third party models with observable market data, a Level 2 measurement.

Currency Option Contracts and Foreign Exchange Contracts – The Company measures the fair value of currency option contracts and foreign exchange contracts based on observable market rates on a recurring basis, a Level 2 measurement.

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$269,698	$—	$—	$269,698
U.S. government agency entities	—	59,931	—	59,931
U.S. government sponsored entities	—	40,014	—	40,014
Mortgage-backed securities.	—	857,302	—	857,302
Collateralized mortgage obligations.	—	30,967	—	30,967
Corporate debt securities	—	283,338	—	283,338
Total securities available-for-sale	269,698	1,271,552	—	1,541,250

Equity securities
Mutual funds	1,047	—	—	1,047
Preferred stock of government sponsored entities.	5,597	—	—	5,597
Other equity securities	20,367	—	—	20,367
Total equity securities	27,011	—	—	27,011

Interest rate swaps	—	49,620	—	49,620
Foreign exchange contracts	—	975	—	975
Total assets	$296,709	$1,322,147	$—	$1,618,856

Liabilities
Interest rate swaps	$—	$42,027	$—	$42,027
Foreign exchange contracts	—	429	—	429
Total liabilities	$—	$42,456	$—	$42,456

	December 31, 2022
	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$240,500	$—	$—	$240,500
U.S. government agency entities	—	63,610	—	63,610
U.S. government sponsored entities	—	30,000	—	30,000
Mortgage-backed securities.	—	867,094	—	867,094
Collateralized mortgage obligations.	—	31,061	—	31,061
Corporate debt securities	—	241,083	—	241,083
Total securities available-for-sale	240,500	1,232,848	—	1,473,348

Equity securities
Mutual funds	5,509	—	—	5,509
Preferred stock of government sponsored entities.	1,289	—	—	1,289
Other equity securities	15,360	—	—	15,360
Total equity securities	22,158	—	—	22,158

Warrants	—	—	50	50
Interest rate swaps	—	44,443	—	44,443
Foreign exchange contracts	—	448	—	448
Total assets	$262,658	$1,277,739	$50	$1,540,447

Liabilities
Interest rate swaps	$—	$51,864	$—	$51,864
Foreign exchange contracts	—	942	—	942
Total liabilities	$—	$52,806	$—	$52,806

Financial assets and liabilities measured at estimated fair value on a non-recurring basis:

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the periods ended March 31, 2023, and December 31, 2022, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Consolidated Balance Sheets as of March 31, 2023, the following tables set forth the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of March 31, 2023, and December 31, 2022, and the total losses for the periods indicated:

	As of March 31, 2023				Total Losses
	Fair Value Measurements Using			Total at	For the Three Months Ended
	Level 1	Level 2	Level 3	Fair Value	March 31, 2023	March 31, 2022
	(In thousands)
Assets
Non accrual loans by type:
Commercial loans	$—	$—	$11,032	$11,032	$2,793	$—
Commercial mortgage loans	—	—	7,907	7,907	3,990	—
Residential mortgage loans and equity lines	—	—	—	—	—	—
Total non accrual loans	—	—	18,939	18,939	6,783	—
Other real estate owned (1)	—	—	4,328	4,328	—	—
Investments in venture capital	—	—	561	561	—	—
Total assets	$—	$—	$23,828	$23,828	$6,783	$—

(1) Other real estate owned balance of $4.1 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2022				Total Losses
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2022	December 31, 2021
	(In thousands)
Assets
Non accrual loans by type:
Commercial loans	$—	$—	$12,950	$12,950	$1,786	$1,012
Commercial mortgage loans	—	—	32,205	32,205	2,091	—
Residential mortgage loans and equity lines	—	—	8,978	8,978	—	—
Installment and other loans	—	—	8	8	—	—
Total non accrual loans	—	—	54,141	54,141	3,877	1,012
Other real estate owned (1)	—	—	4,328	4,328	—	17
Investments in venture capital .	—	—	689	689	268	143
Total assets	$—	$—	$59,158	$59,158	$4,145	$1,172

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

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from one to five years, risk-free interest rate from 4.25% to 5.11%, and stock volatility from 20.14% to 27.69% as of December 31, 2022.

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

The following table sets forth the carrying and notional amounts and estimated fair value of financial instruments as of March 31, 2023, and December 31, 2022:

	March 31, 2023		December 31, 2022
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$252,048	$252,048	$195,440	$195,440
Short-term investments	881,282	881,282	966,962	966,962
Securities available-for-sale	1,541,250	1,541,250	1,473,348	1,473,348
Loans, net	18,166,583	18,195,465	18,100,898	17,944,588
Equity securities	27,011	27,011	22,158	22,158
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250
Warrants	—	—	50	50

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$234,733	$975	$72,996	$448
Interest rate swaps	933,688	49,620	817,615	44,443

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$18,648,872	$18,798,687	$18,505,279	$18,572,387
Advances from Federal Home Loan Bank	360,000	358,334	485,000	482,737
Other borrowings	22,481	18,461	22,600	18,385
Long-term debt	119,136	61,939	119,136	68,231

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts.	$42,753	$429	$170,213	$942
Interest rate swaps	592,514	42,027	595,426	51,864

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,806,329	$(13,896)	$3,630,304	$(14,797)
Standby letters of credit	332,575	(2,825)	315,821	(2,738)
Other letters of credit	9,073	(8)	29,416	(33)

The following tables set forth the level in the fair value hierarchy for the estimated fair values of financial instruments as of March 31, 2023, and December 31, 2022.

	As of March 31, 2023
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$252,048	$252,048	$—	$—
Short-term investments.	881,282	881,282	—	—
Securities available-for-sale	1,541,250	269,698	1,271,552	—
Loans, net	18,195,465	—	—	18,195,465
Equity securities	27,011	27,011	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Financial Liabilities
Deposits	18,798,687	—	—	18,798,687
Advances from Federal Home Loan Bank	358,334	—	358,334	—
Other borrowings	18,461	—	—	18,461
Long-term debt	61,939	—	61,939	—

	As of December 31, 2022
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$195,440	$195,440	$—	$—
Short-term investments.	966,962	966,962	—	—
Securities available-for-sale	1,473,348	240,500	1,232,848	—
Loans, net	17,944,588	—	—	17,944,588
Equity securities	22,158	22,158	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	50	—	—	50
Financial Liabilities
Deposits	18,572,387	—	—	18,572,387
Advances from Federal Home Loan Bank	482,737	—	482,737	—
Other borrowings	18,385	—	—	18,385
Long-term debt	68,231	—	68,231	—

14. Goodwill and Other Intangible Assets

Goodwill. Total goodwill was $375.7 million as of March 31, 2023 and remains unchanged compared with December 31, 2022. The Company completed its annual goodwill impairment testing and concluded that goodwill was not impaired as of December 31, 2022. Additionally, the Company reviewed the macroeconomic conditions on its business performance and market capitalization as a result of the banking industry market disruptions during the first quarter and concluded that goodwill was not impaired as of March 31, 2023.

Core Deposit Intangibles. As a result of the acquisition of HSBC’s West Coast mass retail market consumer banking business and retail business banking business, the Company added core deposit intangible of $3.1 million in 2022.

The following table presents the gross carrying amount and accumulated amortization of core deposits intangible assets as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(In thousands)
Gross balance	$10,562	$10,562
Accumulated amortization	(5,459)	(4,291)
Impairment.	—	(918)
Net carrying balance	$5,103	$5,353

There were no impairment write-downs on core deposit intangibles for the three months ended March 31, 2023. There was $918 thousand in impairment write-downs recorded on core deposit intangibles for the year ended December 31, 2022 included in amortization of core deposit intangibles on the Consolidated Statements of Operations and Comprehensive Income.

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $250 thousand and $224 thousand for the three months ended March 31, 2023 and 2022, respectively.

Amount
(In thousands)
2023	$1,001
2024	1,001
2025	914
2026	870
2027	870
Thereafter.	447
Total	$5,103

15. Financial Derivatives

The Company does not speculate on the future direction of interest rates. As part of the Company’s asset and liability management, however, the Company enters into financial derivatives to seek to mitigate exposure to interest rate risks related to its interest-earning assets and interest-bearing liabilities. The Company believes that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in our assets or liabilities and against risk in specific transactions. In such instances, the Company may protect its position. Other hedging transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds. Prior to considering any hedging activities, the Company seeks to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges will require an assessment of basis risk and must be approved by the Bancorp or the Bank’s Investment Committee.

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

The Company offers various interest rate derivative contracts to its clients. When derivative transactions are executed with its clients, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with clients throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements. As of March 31, 2023 and December 31, 2022, the Company had outstanding interest rate derivative contracts with certain clients and third-party financial institutions with a notional amount of $592.5 million and $595.4 million, respectively. As of March 31, 2023 and December 31, 2022, the notional amount of $20.5 million and $205.6 million of interest rate swaps cleared through the CCP, respectively. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $1.6 million as of March 31, 2023 and $20.2 million as of December 31, 2022. The decrease in interest rate swaps cleared through the CCP is a result of the Company moving to SOFR based swaps and no longer entering into Libor based swaps that are cleared through CCP.

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Company early terminated these cash flow derivative swaps in 2022 and realized a gain of $4.0 million for the year ended December 31, 2022 and is recognizing the amount as a reduction of long-term debt interest expense over the remaining life of the swaps on a straight-line basis. As of December 31, 2022, the ineffective portion of these interest rate swaps was not significant. The periodic net settlement of the interest rate swaps included in interest expense was a net gain of $689 thousand for the three months ended March 31, 2022.

As of March 31, 2023, the Bank’s outstanding fair value interest rate swap contracts matched to individual fixed-rate commercial real estate loans had a notional amount of $138.2 million for various terms from three to ten years. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of March 31, 2023 and 2022, the ineffective portion of these interest rate swaps was not significant.

The Company has designated as a partial-term hedging election $669.2 million notional as last-of-layer hedge on pools of loans with a notational value of $1.19 billion as of March 31, 2023. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month LIBOR or 1-Month Term SOFR interest rate swaps to convert the last-of-layer $669.2 million portion of $1.19 billion fixed rate loan pools in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranches. As of March 31, 2023, the last-of-layer loan tranche had a fair value basis adjustment of $23.7 million. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivative clearing organization and daily margin is indirectly maintained with the derivative clearing organization. There was no cash collateral deposit posted by Bancorp related to fair value derivative contracts as of March 31, 2023 or December 31, 2022.

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of March 31, 2023, and December 31, 2022, were as follows:

	March 31, 2023	December 31, 2022
Fair value swap hedges:	(In thousands)
Notional	$807,332	$874,034
Weighted average fixed rate-pay	1.92%	2.12%
Weighted average variable rate spread	0.44%	0.68%
Weighted average variable rate-receive	5.04%	2.61%

Net unrealized gain (1)	$29,815	$38,589

	Three months ended
	March 31, 2023	March 31, 2022
Periodic net settlement of swaps (2)	$6,336	$(1,762)

(1) the amount is included in other non-interest income.
(2) the amount of periodic net settlement of interest rate swaps was included in interest income.

Included in the total notional amount of $807.3 million of the fair value interest rate contracts entered into with financial counterparties as of March 31, 2023, was a notional amount of $448.7 million of interest rate swaps that cleared through the CCP. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $22.2 million as of March 31, 2023.

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

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of March 31, 2023, and December 31, 2022, not including interest rate swaps cleared through the CCP, were as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Derivative financial instruments not designated as hedging instruments:
Notional amounts:
Forward, and swap contracts with positive fair value	$234,733	$72,996
Forward, and swap contracts with negative fair value	$42,753	$170,213
Fair value:
Forward, and swap contracts with positive fair value	$975	$448
Forward, and swap contracts with negative fair value	$(429)	$(942)

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

Financial instruments that are eligible for offset in the Consolidated Balance Sheets, as of March 31, 2023, and December 31, 2022, are set forth in the following table:

				Gross Amounts Not Offset in the Balance Sheet

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
March 31, 2023	(In thousands)
Assets:
Derivatives	$71,840	$22,220	$49,620	$—	$49,620	$—

Liabilities:
Derivatives	$42,027	$—	$42,027	$—	$—	$42,027

December 31, 2022
Assets:
Derivatives	$90,451	$46,008	$44,443	$—	$42,930	$1,513

Liabilities:
Derivatives	$51,864	$—	$51,864	$—	$—	$51,864

17. Revenue from Contracts with Clients

The following is a summary of revenue from contracts with clients that are in-scope and not in-scope under ASC Topic 606:

	Three months Ended March 31,
	2023	2022
	(In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$2,519	$2,410
Wealth management fees	3,897	4,354
Other service fees(1)	3,544	4,069
Total noninterest income	9,960	10,833

Noninterest income, not in-scope(2)	4,284	9,399
Total noninterest income	$14,244	$20,232

(1)	Other service fees comprise of fees related to letters of credit, wire fees, fees on foreign exchange transactions and other immaterial individual revenue streams.
(2)	These amounts primarily represent revenue from contracts with customers that are out of the scope of ASC Topic 606.

The major revenue streams by fee type that are within the scope of ASC Topic 606 presented in the above table are described in additional detail below:

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

In addition, given the short-term nature of the contracts, the Company also applies the practical expedient in ASC 606-10-32-18 and does not adjust the consideration from clients for the effects of a significant financing component, if at contract inception the period between when the entity transfers the goods or services and when the client pays for that good or service is one year or less.

18. Stockholders’ Equity

Total equity was $2.54 billion as of March 31, 2023, an increase of $68.3 million, from $2.47 billion as of December 31, 2022, primarily due to net income of $96.0 million, other comprehensive income of $11.2 million, stock-based compensation of $1.5 million and proceeds from dividend reinvestment of $0.9 million, offset by, common stock cash dividends of $24.6 million and purchase of treasury stock of $16.7 million.

Activity in accumulated other comprehensive income/(loss), net of tax, and reclassification out of accumulated other comprehensive income/(loss) for the three months ended March 31, 2023, and March 31, 2022, was as follows:

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
Beginning balance, gain/(loss), net of tax	(In thousands)
Securities available-for-sale			$(104,832)			$211
Cash flow hedge derivatives			2,537			(3,276)
Total			$(102,295)			$(3,065)

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$13,552	$4,006	$9,546	$(65,256)	$(19,290)	$(45,966)
Cash flow hedge derivatives	(626)	(185)	(441)	4,336	1,282	3,054
Total	$12,926	$3,821	$9,105	$(60,920)	$(18,008)	$(42,912)

Reclassification adjustment for net losses in net income
Securities available-for-sale	3,000	887	2,113	—	—	—
Cash flow hedge derivatives	—	—	—	—	—	—
Total	3,000	887	2,113	—	—	—

Total other comprehensive income/(loss)
Securities available-for-sale	$16,552	$4,893	$11,659	$(65,256)	$(19,290)	$(45,966)
Cash flow hedge derivatives	(626)	(185)	(441)	4,336	1,282	3,054
Total	$15,926	$4,708	$11,218	$(60,920)	$(18,008)	$(42,912)

Ending balance, gain/(loss), net of tax
Securities available-for-sale			$(93,173)			$(45,755)
Cash flow hedge derivatives			2,096			(222)
Total			$(91,077)			$(45,977)

19. Stock Repurchase Program

On February 21, 2023, the Company completed its May 2022 stock buyback program by repurchasing 375,090 shares at an average cost of $44.20 in Q1 2023, for a total of $16.6 million.

20. Subsequent Events

The Company has evaluated the effect of events that have occurred subsequent to March 31, 2023, through the date of issuance of the Consolidated Financial Statements, and, based on such evaluation, the Company believes that there have been no material events during such period that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is based on the assumption that the reader has access to and has read the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on, among other things, the carrying value of net loans. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described in “Allowance for Credit Losses” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2022 Form 10-K. For more information, please also see Note 3 to the Company’s unaudited Consolidated Financial Statements.

Highlights

●	Total deposits increased by $143.6 million, or 3.1% annualized, to $18.6 billion in the first quarter of 2023.
●	The net interest margin decreased to 3.74% in the first quarter of 2023 from 3.87% in the fourth quarter of 2022.
●	Diluted earnings per share decreased to $1.32 in the first quarter 2023 compared to $1.33 for the fourth quarter of 2022.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended March 31, 2023, was $96.0 million, an increase of $21.0 million, or 28.0%, compared to net income of $75.0 million for the same quarter a year ago. Diluted earnings per share for the quarter ended March 31, 2023, was $1.32 per share compared to $0.99 per share for the same quarter a year ago.

Return on average stockholders’ equity was 15.39% and return on average assets was 1.76% for the quarter ended March 31, 2023, compared to a return on average stockholders’ equity of 12.29% and a return on average assets of 1.46% for the same quarter a year ago.

Financial Performance

	Three months ended
	March 31, 2023	March 31, 2022
Net income (in millions)	$96.0	$75.0
Basic earnings per common share	$1.32	$1.00
Diluted earnings per common share	$1.32	$0.99
Return on average assets	1.76%	1.46%
Return on average total stockholders' equity	15.39%	12.29%
Efficiency ratio	40.25%	40.52%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $33.2 million, or 20.9%, to $192.4 million during the first quarter of 2023, compared to $159.2 million during the same quarter a year ago. The increase was due primarily to an increase in interest income from loans and securities offset, in part, by an increase in interest expense from deposits.

The net interest margin was 3.74% for the first quarter of 2023 compared to 3.26% for the first quarter of 2022 and 3.87% for the fourth quarter of 2022.

For the first quarter of 2023, the yield on average interest-earning assets was 5.54%, the cost of funds on average interest-bearing liabilities was 2.46%, and the cost of interest-bearing deposits was 2.40%. In comparison, for the first quarter of 2022, the yield on average interest-earning assets was 3.53%, the cost of funds on average interest-bearing liabilities was 0.38%, and the cost of interest-bearing deposits was 0.33%. The increase in the yield on average interest-earning assets resulted mainly from higher interest rates on loans and securities. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 3.08% for the quarter ended March 31, 2023 compared to 3.15% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended March 31, 2023, and 2022. Average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended March 31,
	2023			2022
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(In thousands)
Interest-earning assets:
Total loans (1)	$18,245,488	$261,179	5.81%	$16,939,787	$166,094	3.98%
Investment securities	1,548,841	11,764	3.08	1,174,245	4,828	1.67
Federal Home Loan Bank stock	17,276	304	7.14	17,250	261	6.14
Interest-bearing deposits	1,070,188	12,139	4.60	1,650,702	763	0.19
Total interest-earning assets	20,881,793	285,386	5.54	19,781,984	171,946	3.53
Non-interest earning assets:
Cash and due from banks	216,794			162,707
Other non-earning assets	1,153,002			1,060,916
Total non-interest earning assets	1,369,796			1,223,623
Less: Allowance for loan losses	(146,884)			(136,555)
Deferred loan fees	(6,274)			(4,521)
Total assets	$22,098,431			$20,864,531

Interest-bearing liabilities:
Interest-bearing demand deposits	$2,354,531	$6,531	1.12%	$2,400,010	$481	0.08%
Money market deposits	3,378,257	17,045	2.05	4,815,578	4,460	0.38
Savings deposits	938,485	241	0.10	1,076,690	187	0.07
Time deposits	8,225,215	64,174	3.16	5,289,313	6,060	0.46
Total interest-bearing deposits	14,896,488	87,991	2.40	13,581,591	11,188	0.33

Other borrowings	321,522	3,517	4.44	43,143	143	1.34
Long-term debt	119,136	1,443	4.91	119,136	1,424	4.85
Total interest-bearing liabilities	15,337,146	92,951	2.46	13,743,870	12,755	0.38

Non-interest bearing liabilities:
Demand deposits	3,958,533			4,360,392
Other liabilities	272,033			314,857
Total equity	2,530,719			2,445,412
Total liabilities and equity	$22,098,431			$20,864,531

Net interest spread			3.08%			3.15%
Net interest income		$192,435			$159,191
Net interest margin			3.74%			3.26%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the three months ended March 31, 2023 and 2022:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three months ended March 31,
	2023-2022
	Increase/(Decrease) in
	Net Interest Income Due to:
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$13,647	$81,438	$95,085
Investment securities	1,897	5,039	6,936
Federal Home Loan Bank stock	—	43	43
Deposits with other banks .	(369)	11,745	11,376
Total changes in interest income	15,175	98,265	113,440

Interest-bearing liabilities:
Interest-bearing demand accounts	(10)	6,058	6,048
Money market accounts	(1,738)	14,324	12,586
Savings accounts .	(27)	82	55
Time deposits	5,068	53,046	58,114
Other borrowed funds	2,484	890	3,374
Long-term debts	—	19	19
Total changes in interest expense	5,777	74,419	80,196

Changes in net interest income .	$9,398	$23,846	$33,244

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for credit losses

The Company recorded a provision for credit losses of $8.1 million in the first quarter of 2023 compared with $1.4 million in the fourth quarter of 2022 and $8.6 million in the first quarter of 2022. As of March 31, 2023, the allowance for credit losses, comprised of the reserve for loan losses and the reserve for unfunded loan commitments, increased $3.3 million to $158.5 million, or 0.87% of gross loans, compared to $155.2 million, or 0.85% of gross loans, as of December 31, 2022. The change in the allowance for credit losses during the first quarter of 2023 consisted of an $8.1 million provision for credit losses, and $4.9 million in net charge-offs.

The following table sets forth the charge-offs and recoveries for the periods indicated:

	Three months ended March 31,
	2023	2022
	(In thousands)
Charge-offs:
Commercial loans	$3,911	$221
Real estate loans (1)	3,990	—
Installment and other loans	6	—
Total charge-offs	7,907	221
Recoveries:
Commercial loans	511	359
Real estate Construction loans	—	6
Real estate loans (1)	2,540	146
Total recoveries	3,051	511
Net charge-offs/(recoveries)	$4,856	$(290)

(1) Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), wealth management fees, and other sources of fee income, was $14.2 million for the first quarter of 2023, a decrease of $6.0 million, or 29.7%, compared to $20.2 million for the first quarter of 2022. The decrease was primarily due to a $3.0 million write-off of an available for sale security from Signature Bank, a decrease of $1.4 million in swap dealer fees, and a decrease of $1.0 million in unrealized gains on equity securities, when compared to the same quarter a year ago.

Non-Interest Expense

Non-interest expense increased $10.5 million, or 14.4%, to $83.2 million in the first quarter of 2023 compared to $72.7 million in the same quarter a year ago. The increase in non-interest expense in the first quarter of 2023 was primarily due to an increase of $7.3 million in amortization expense of investments in low-income housing and alternative energy partnerships, an increase of $2.8 million in salaries and employee benefits, an increase of $1.4 million in FDIC deposit insurance assessment expense, and an increase of $1.3 million in computer and equipment expense offset, in part, by a decrease of $3.9 million in acquisition, integration and restructuring costs, when compared to the same quarter a year ago. The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, was 40.3% in the first quarter of 2023 compared to 40.5% for the same quarter a year ago.

Income Taxes

The effective tax rate for the first quarter of 2023 was 16.8% compared to 23.5% for the first quarter of 2022. The effective tax rate includes the impact of alternative energy investments and low-income housing tax credits.

Balance Sheet Review

Assets

Total assets were $22.03 billion as of March 31, 2023 an increase of $0.08 billion or 0.4% from $21.95 billion as of December 31, 2022.

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

The amortized cost of the Company’s AFS debt securities exclude accrued interest, which is included in “accrued interest income” on the Consolidated Balance Sheets. The Company has made an accounting policy election not to measure an allowance for credit losses for accrued interest receivables on AFS debt securities since the Company timely reverses any previously accrued interest when the debt security remains in default for an extended period. As each AFS debt security has a unique security structure, where the accrual status is clearly determined when certain criteria listed in the terms are met, the Company assesses the default status of each security as defined by the debt security’s specific security structure. At March 31, 2023, no AFS debt securities were in default.

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

Securities available-for-sale represented 7.0% of total assets as of March 31, 2023, compared to 6.7% of total assets as of December 31, 2022. Securities available-for-sale were $1.54 billion as of March 31, 2023, compared to $1.47 billion as of December 31, 2022.

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of March 31, 2023, and December 31, 2022:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$270,165	$34	$501	$269,698
U.S. government agency entities	59,734	324	127	59,931
U.S. government sponsored entities	40,000	14	—	40,014
Mortgage-backed securities .	969,966	401	113,065	857,302
Collateralized mortgage obligations	33,877	—	2,910	30,967
Corporate debt securities	298,698	265	15,625	283,338
Total	$1,672,440	$1,038	$132,228	$1,541,250

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$241,611	$—	$1,111	$240,500
U.S. government agency entities	63,347	384	121	63,610
U.S. government sponsored entities	30,000	—	—	30,000
Mortgage-backed securities .	993,883	194	126,983	867,094
Collateralized mortgage obligations	34,552	—	3,491	31,061
Corporate debt securities	258,780	112	17,809	241,083
Total	$1,622,173	$690	$149,515	$1,473,348

For additional information, see Note 8 to the Company’s unaudited Consolidated Financial Statements.

Securities available-for-sale having a carrying value of $144.0 million as of March 31, 2023, and $145.7 million as of December 31, 2022, were pledged to secure public deposits and other borrowings.

Equity Securities

The Company recognized a net gain of $4.9 million for the three months ended March 31, 2023, due to the increase in fair value of equity investments with readily determinable fair values compared to a net gain of $6.0 million for the three months ended March 31, 2022. Equity securities were $27.0 million and $22.2 million as of March 31, 2023, and December 31, 2022, respectively.

Loans

Gross loans were $18.32 billion at March 31, 2023, an increase of $63.3 million, or 0.3%, from $18.25 billion at December 31, 2022. The increase was primarily due to an increase of $131.3 million, or 2.5%, in residential mortgage loans and an increase of $123.1 million, or 1.4% in commercial mortgage loans offset, in part, by a decrease of $165.7 million, or 5.0%, in commercial loans, and a decrease of $25.9 million, or 8.0% in home equity loans.

The loan balances and composition at March 31, 2023, compared to December 31, 2022, are set forth below:

	March 31, 2023	% of Gross Loans	December 31, 2022	% of Gross Loans	% Change
	(in thousands)

Commercial loans	$3,153,039	17.2%	$3,318,778	18.2%	(5.0)%
Real estate construction loans	558,967	3.1	559,372	3.1	(0.1)
Commercial mortgage loans	8,916,766	48.7	8,793,685	48.2	1.4
Residential mortgage loans and equity lines	5,682,850	31.0	5,577,500	30.6	1.9
Installment and other loans	5,717	—	4,689	—	21.9
Gross loans	$18,317,339	100%	$18,254,024	100%	0.3%
Allowance for loan losses	(144,884)		(146,485)		(1.1)
Unamortized deferred loan fees	(5,872)		(6,641)		(11.6)
Total loans, net	$18,166,583		$18,100,898		0.4%

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

The ratio of non-performing assets to total assets was 0.4% as of March 31, 2023, compared to 0.4% as of December 31, 2022. Total non-performing assets increased $5.9 million, or 7.0%, to $90.4 million as March 31, 2023, compared to $84.5 million as of December 31, 2022, primarily due to an increase of $4.7 million, or 6.9%, in nonaccrual loans, and an increase of $1.2 million, or 10.2% in accruing loans past due 90 days or more.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets were 0.49% as of March 31, 2023, compared to 0.46% as of December 31, 2022. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 183.5% as of March 31, 2023, from 193.0% as of December 31, 2022.

The following table sets forth the changes in non-performing assets and TDRs as of March 31, 2023, compared to December 31, 2022, and to March 31, 2022:

	March 31, 2023	December 31, 2022	% Change	March 31, 2022	% Change
	(in thousands)
Non-performing assets
Accruing loans past due 90 days or more	$12,756	$11,580	10	$300	4,152
Non-accrual loans:
Commercial mortgage loans	40,218	34,096	18	38,095	6
Commercial loans	22,079	25,772	(14)	36,282	(39)
Residential mortgage loans	11,283	8,978	26	11,956	(6)
Installment and other loans	—	8	(100)	—	—
Total non-accrual loans	$73,580	$68,854	7	$86,333	(15)
Total non-performing loans	86,336	80,434	7	86,633	(0)
Other real estate owned	4,067	4,067	—	4,067	—
Total non-performing assets	$90,403	$84,501	7	$90,700	(0)
Accruing troubled debt restructurings (TDRs).	$—	$15,145	(100)	$12,994	(100)

Allowance for loan losses	$144,884	$146,485	(1)	$145,786	(1)
Allowance for unfunded loan commitments	$13,575	$8,730	55	$6,404	112

Total gross loans outstanding, at period-end	$18,317,339	$18,254,024	0	$17,398,357	5

Allowance for loan losses to non-performing loans, at period-end	167.81%	182.12%		168.28%
Allowance for credit losses to non-performing loans, at period-end	183.54%	192.97%		175.67%
Allowance for loan losses to gross loans, at period-end	0.79%	0.80%		0.84%

Non-accrual Loans

As of March 31, 2023, total non-accrual loans were $73.6 million, an increase of $4.7 million, or 6.8%, from $68.9 million at December 31, 2022, and a decrease of $12.7 million, or 14.7%, from $86.3 million at March 31, 2022. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly.

The following tables set forth the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	March 31, 2023		December 31, 2022
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$13,879	$12,948	$9,215	$13,190
Commercial real estate	37,622	—	33,859	—
Land	—	2,451	—	2,518
Personal property (UCC)	—	6,680	8	10,064
Total	$51,501	$22,079	$43,082	$25,772

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans, equity lines and installment & other loans.

	March 31, 2023		December 31, 2022
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$38,535	$10	$32,206	$50
Wholesale/Retail	1,699	10,235	1,907	11,628
Food/Restaurant	84	219	85	479
Import/Export	—	11,383	—	13,382
Other	11,183	232	8,884	233
Total	$51,501	$22,079	$43,082	$25,772

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans, equity lines and installment & other loans.

As of March 31, 2023, recorded investment in non-accrual loans was $73.6 million. As of December 31, 2022, recorded investment in non-accrual loans totaled $68.9 million. For non-accrual loans, the amounts previously charged-off represent 10.5% of the contractual balances for non-accrual loans as of March 31, 2023 and 14.1% as of December 31, 2022. As of March 31, 2023, $51.5 million, or 70.0%, of the $73.6 million of non-accrual loans were secured by real estate compared to $43.1 million, or 62.6%, of the $68.9 million of non-accrual loans that were secured by real estate as of December 31, 2022. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

As of March 31, 2023, $4.3 million of the $144.9 million allowance for loan losses was allocated for non-accrual loans and $140.6 million was allocated to the general allowance.

The allowance for loan losses to non-performing loans was 167.81% as of March 31, 2023, compared to 182.12% as of December 31, 2022, primarily due to an increase in the non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents non-accrual loans and the related allowance as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance:
Commercial loans	$27,401	$10,887	$—
Commercial mortgage loans.	49,927	40,218	—
Residential mortgage loans and equity lines	11,896	11,283	—
Subtotal	$89,224	$62,388	$—

With allocated allowance:
Commercial loans	$12,511	$11,192	$4,258
Commercial mortgage loans	—	—	—
Subtotal	$12,511	$11,192	$4,258
Total non-accrual loans	$101,735	$73,580	$4,258

	December 31, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance:
Commercial loans	$27,341	$12,949	$—
Commercial mortgage loans	37,697	32,205	—
Residential mortgage loans and equity lines	9,626	8,978	—
Installment and other loans	9	8	—
Subtotal	$74,673	$54,140	$—

With allocated allowance:
Commercial loans	$14,643	$12,823	$3,734
Commercial mortgage loans	1,896	1,891	207
Subtotal	$16,539	$14,714	$3,941
Total non-accrual loans	$91,212	$68,854	$3,941

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

As of March 31, 2023, construction loans of $374.9 million were disbursed with pre-established interest reserves of $46.2 million, compared to $443.9 million with pre-established interest reserves of $54.5 million at December 31, 2022.  The balance for construction loans with interest reserves that have been extended was $17.2 million with pre-established interest reserves of $0.4 million at March 31, 2023, compared to $34.4 million with pre-established interest reserves of $1.0 million at December 31, 2022.  Land loans of $44.2 million were disbursed with pre-established interest reserves of $1.2 million at March 31, 2023, compared to $48.6 million of land loans disbursed with pre-established interest reserves of $1.6 million at December 31, 2022.  At March 31, 2023 and December 31, 2022, the balance for land loans with interest reserves that have been extended was $0.9 million with pre-established interest reserves of $58 thousand.

At March 31, 2023 and December 31, 2022, the Bank had no loans on non-accrual status with available interest reserves.  At March 31, 2023 and December 31, 2022, there were zero non-accrual non-residential construction loans, residential construction loans, and land loans that were originated with pre-established interest reserves.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of the property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with clients located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; and Las Vegas, Nevada. The Company also has loan clients in Hong Kong. The Company has no specific industry concentration, and generally our loans are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of March 31, 2023, or as of December 31, 2022.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 26.8% of the Bank’s total risk-based capital as of March 31, 2023, and 27.3% as of December 31, 2022. Total CRE loans represented 288.0% of total risk-based capital as of March 31, 2023, and 287.1% as of December 31, 2022 which were within the Bank’s internal limit of 400%, of total capital.

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

In addition, the Company’s Board of Directors has established a written credit policy that includes a credit review and control system that it believes should be effective in ensuring that the Bank maintains an appropriate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is appropriate to absorb losses in the credit portfolio. The determination of the amount of the allowance for credit losses and the provision for credit losses are based on management’s current judgment about the credit quality of the loan portfolio and take into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Additions or reductions to the allowance for credit losses are made by charges or credits to the provision for credit losses. While management utilizes its business judgment based on the information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors, many of which are beyond the Bank’s control, including but not limited to the performance of the Bank’s loan portfolio, the economy and market conditions, changes in interest rates, and the view of the regulatory authorities toward loan classifications. Identified credit exposures that are determined to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged-off amounts, if any, are credited to the allowance for credit losses. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for credit losses.

The allowance for loan losses was $144.9 million and the allowance for off-balance sheet unfunded credit commitments was $13.6 million at March 31, 2023, which represented the amount estimated by management to be appropriate to absorb expected credit losses inherent in the loan portfolio, including unfunded credit commitments. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $158.5 million at March 31, 2023, compared to $155.2 million at December 31, 2022. The allowance for loan losses represented 0.79% of period-end gross loans, and 167.81% of non-performing loans at March 31, 2023. The comparable ratios were 0.80% of period-end gross loans, and 182.12% of non-performing loans at December 31, 2022.

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

Our critical accounting policies and estimates are described in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2022 Form 10-K. For more information, please also see Note 3 to the Company’s unaudited Consolidated Financial Statements.

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

In calculating our allowance for credit losses in the first quarter of 2023, the change in Moody’s forecast of future GDP, unemployment rates, CRE and home price indexes, did not result in a significant impact to the decrease in the allowance for credit losses.  The decrease in the allowance for credit losses was primarily due to net charge-offs of $4.9 million. Our methodology and framework along with the 8-quarter reasonable and supportable forecast period and the 4-quarter reversion period have remained consistent since the implementation of CECL on January 1, 2021. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.

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

Under the Company’s CECL methodology, nine portfolio segments with similar risk characteristics are evaluated for expected loss. Six portfolios are modeled using econometric models and three smaller portfolios are evaluated using a simplified loss-rate method that calculates lifetime expected credit losses for the respective pools (simplified approach). The six portfolios subject to econometric modeling include residential mortgages; commercial and industrial loans (“C&I”); construction loans; commercial real estate (“CRE”) for multifamily loans; CRE for owner-occupied loans; and other CRE loans. We estimate the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables, (GDP, unemployment, CRE prices and residential mortgage prices) to historical credit performance for each of the six loan portfolios from 2007 to the fourth quarter of 2021. Loss given default rates are computed based on the net charge-offs recognized and then applied to the expected exposure at default of defaulted loans starting with the fourth quarter of 2007 through the fourth quarter of 2021. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The amounts so calculated comprise the quantitative portion of the allowance for credit losses. The Company’s CECL methodology utilizes an eight-quarter reasonable and supportable (“R&S”) forecast period, and a four-quarter reversion period. Management relies on multiple forecasts, blending them into a single loss estimate. Generally speaking, the blended scenario approach would include the Baseline, the Alternative Scenario 1 – Upside – 10th Percentile and the Alternative Scenario 3 – Downside – 90th Percentile forecasts. After the R&S period, the Company will revert straight-line for the four-quarter reversion period to the long-term loss rates for each of the six portfolios of loans. The contractual term excludes renewals and modifications but includes pre-approved extensions and prepayment assumptions where applicable.

Our allowance for credit losses is sensitive to a number of inputs, including macroeconomic forecast assumptions and credit rating migrations during the period. Our macroeconomic forecasts used in determining the March 31, 2023, allowance for credit losses consisted of three scenarios as provided by an outside forecaster. Because the December 2022 baseline scenario did not forecast a recession in the forecast period, we increased the weighing of the downside scenario to reflect our expectations that a recession in the forecast period was more likely than not. The baseline scenario reflects modest ongoing GDP growth and a modest increase in the unemployment rate peaking at 4.0% in the third quarter of 2024. Relative to the baseline scenario, the upside scenario reflects higher GDP growth and lower unemployment rates with the stronger economy resulting in slightly higher inflation, though the Federal Reserve is projected to cut the Fed funds rate starting in the first quarter of 2024. The downside scenario contemplates a recession due to the weakening economy as concerns about inflation keep the Fed funds rate elevated, increasing to 5.0% in the third quarter of 2023, resulting in negative GDP growth for three quarters peaking at minus 3.1% in the second quarter of 2023, rising unemployment that peaks at 7.8% in the second quarter of 2024, and a decline in CRE prices and residential home prices of over 24% and 16%, respectively, during the forecast period. As of March 31, 2023, we placed the most weight on our downside scenario, with the remaining weighting mainly on the baseline scenario and a small weighting on the upside scenario.

Keeping all other factors constant, we estimate that if we had applied 100% weighting to the downside scenario, the allowance for credit losses as of March 31, 2023, would have been approximately $43.1 million higher. This estimate is intended to reflect the sensitivity of the allowance for credit losses to changes in our scenario weights and is not intended to be indicative of future changes in the allowance for credit losses.

Management believes the allowance for credit losses is appropriate for the current expected credit losses in our loan portfolio and associated unfunded commitments, and the credit risk ratings and inherent loss rates currently assigned are reasonable and appropriate as of the reporting date. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company’s financial statements.

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended March 31,
	2023	2022
	(In thousands)
Allowance for loan losses
Balance at beginning of period	$146,485	$136,157
Provision for credit losses on loans	3,255	9,339
Charge-offs:
Commercial loans	(3,911)	(221)
Real estate loans	(3,990)	—
Installment and other loans	(6)	—
Total charge-offs	(7,907)	(221)
Recoveries:
Commercial loans	511	359
Construction loans	—	6
Real estate loans	2,540	146
Total recoveries	3,051	511
Balance at the end of period	$144,884	$145,786

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$8,730	$7,100
Provision/(reversal) for credit losses on unfunded credit commitments	4,845	(696)
Balance at the end of period	$13,575	$6,404

Average loans outstanding during the period	$18,245,488	$16,939,787
Total gross loans outstanding, at period-end	$18,317,339	$17,398,357
Total non-performing loans, at period-end	$86,336	$86,633
Ratio of net charge-offs/(recoveries) to average loans outstanding during the period	0.11%	(0.01)%
Provision for credit losses to average loans outstanding during the period	0.18%	0.21%
Allowance for credit losses to non-performing loans, at period-end	183.54%	175.67%
Allowance for credit losses to gross loans, at period-end	0.87%	0.87%

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	March 31, 2023		December 31, 2022
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	(In thousands)
Type of Loan:
Commercial loans	$45,975	17.8%	$49,435	18.2%
Real estate construction loans	10,900	3.1	10,417	3.4
Commercial mortgage loans	70,367	48.2	68,366	48.2
Residential mortgage loans and equity lines	17,633	30.9	18,232	30.2
Installment and other loans	9	0.0	35	0.0
Total loans	$144,884	100%	$146,485	100%

The allowance allocated to commercial loans decreased $3.5 million, or 7.0%, to $46.0 million at March 31, 2023, from $49.4 million at December 31, 2022. The decrease is due primarily to $3.4 million in net charge-offs during the first quarter.

The allowance allocated to real estate construction loans increased $483 thousand, or 4.6%, to $10.9 million at March 31, 2023, from $10.4 million at December 31, 2022. The increase is due primarily to higher risk rating as a result of higher unemployment growth rate.

The allowance allocated to commercial mortgage loans increased $2.0 million, or 2.9%, to $70.4 million at March 31, 2023, from $68.4 million at December 31, 2022. The increase is due primarily to an increase in commercial mortgage loans and an increase in the expected life for multifamily loans as a result of our annual CECL recalibration.

The allowance allocated for residential mortgage loans and equity lines decreased by $599 thousand, or 3.3%, to $17.6 million as of March 31, 2023, from $18.2 million at December 31, 2022. The decrease is due primarily to a decrease in the expected life for residential mortgages as a result of our annual CECL recalibration.

Deposits

Total deposits were $18.65 billion as of March 31, 2023, an increase of $143.6 million, or 0.8%, from $18.51 billion as of December 31, 2022.

Total uninsured deposits were $8.74 billion as of March 31, 2023, decreased approximately $0.46 billion, from $9.21 billion as of December 31, 2022. Excluding $0.80 billion in collateralized deposits, the uninsured and uncollateralized deposits of $7.94 billion was 42.6% of total deposits as of March 31, 2023. Our unused borrowing capacity from the Federal Home Loan Bank as of March 31, 2023 was $6.55 billion and unpledged securities at March 31, 2023 was $1.40 billion. These sources of available liquidity were more than 100% of uninsured and uncollateralized deposits as of March 31, 2023.

The following table sets forth the deposit mix as of the dates indicated:

	March 31, 2023		December 31, 2022
	Amount	%	Amount	%
Deposits	(In thousands)
Non-interest-bearing demand deposits	$3,748,719	20.1%	$4,168,989	22.5%
NOW deposits	2,354,195	12.6	2,509,736	13.6
Money market deposits	3,014,500	16.2	3,812,724	20.6
Savings deposits	891,061	4.8	1,000,460	5.4
Time deposits	8,640,397	46.3	7,013,370	37.9
Total deposits	$18,648,872	100.0%	$18,505,279	100.0%

The following table sets forth the maturity distribution of time deposits at March 31, 2023:

	At March 31, 2023
	Time Deposits - under $250,000	Time Deposits - $250,000 and over	Total Time Deposits
	(In thousands)
Less than three months	$680,893	$936,272	$1,617,165
Three to six months	602,623	762,907	1,365,530
Over six to twelve months .	2,033,432	3,563,593	5,597,025
Over one year	37,661	23,016	60,677
Total	$3,354,609	$5,285,788	$8,640,397

Percent of total deposits	18.0%	28.3%	46.3%

Borrowings

Borrowings include Federal funds purchased, funds obtained as advances from the FHLB of San Francisco, and borrowings from other financial institutions.

Borrowings from the FHLB – There were no over-night borrowings from the FHLB as of March 31, 2023, and $150.0 million in over-night borrowings as of December 31, 2022. Advances from the FHLB were $360.0 million at a weighted average rate of 5.0% as of March 31, 2023, and $335.0 million at a weighted average rate of 4.54% as of December 31, 2022. As of March 31, 2023, final maturity for the FHLB advances were $275.0 million in April 2023, $70.0 million in May 2023 and $15.0 million in September 2024.

Junior Subordinated Notes – At March 31, 2023, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 7.04%, compared to $119.1 million with a weighted average rate of 4.01% at December 31, 2022. The Junior Subordinated Notes have a stated maturity term of 30 years. For additional information, see Note 11 to the Company’s unaudited Consolidated Financial Statements.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of March 31, 2023. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$8,579,720	$58,451	$2,201	$25	$8,640,397
Advances from the Federal Home Loan Bank	345,000	15,000	—	—	360,000
Other borrowings	—	—	—	22,481	22,481
Long-term debt	—	—	—	119,136	119,136
Operating leases	11,070	14,433	7,524	1,670	34,697
Total contractual obligations and other commitments	$8,935,790	$87,884	$9,725	$143,312	$9,176,711

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

Loan Commitments – We enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon clients maintaining specific credit standards at the time of loan funding. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses.

Standby Letters of Credit – Standby letters of credit are written conditional commitments issued by us to secure the obligations of a client to a third party. In the event the client does not perform in accordance with the terms of an agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek reimbursement from the client. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

Capital Resources

Total equity was $2.54 billion as of March 31, 2023, an increase of $68.3 million, from $2.47 billion as of December 31, 2022, primarily due to net income of $96.0 million, other comprehensive income of $11.2 million, stock-based compensation of $1.5 million, and proceeds from dividend reinvestment of $0.9 million, offset by, common stock cash dividends of $24.6 million and purchase of treasury stock of $16.7 million.

The following table summarizes changes in total equity for the three months ended March 31, 2023:

Three months ended
March 31, 2023
(In thousands)
Net income	$96,007
Proceeds from shares issued through the Dividend Reinvestment Plan	918
Shares withheld related to net share settlement of RSUs .	(14)
Purchase of treasury stock	(16,736)
Share-based compensation	1,511
Cash dividends paid to common stockholders	(24,605)
Other comprehensive income	11,218
Net increase in total equity	$68,299

Capital Adequacy Review

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The following tables set forth actual and required capital ratios as of March 31, 2023 and December 31, 2022 for Bancorp and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2022 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2023	(In thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,239,910	12.42	$1,262,669	7.00	$1,172,478	6.50
Cathay Bank	2,318,196	12.86	1,261,843	7.00	1,171,712	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,239,910	12.42	1,533,240	8.50	1,443,050	8.00
Cathay Bank	2,318,196	12.86	1,532,238	8.50	1,442,107	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,513,869	13.94	1,894,003	10.50	1,803,812	10.00
Cathay Bank	2,476,655	13.74	1,892,765	10.50	1,802,634	10.00

Leverage Ratio
Cathay General Bancorp	2,239,910	10.27	872,162	4.00	1,090,202	5.00
Cathay Bank.	2,318,196	10.64	871,656	4.00	1,089,569	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2022	(In thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,182,066	12.21	$1,250,914	7.00	$1,161,563	6.50
Cathay Bank.	2,276,830	12.75	1,250,461	7.00	1,161,142	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,182,066	12.21	1,518,967	8.50	1,429,616	8.00
Cathay Bank.	2,276,830	12.75	1,518,417	8.50	1,429,098	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,452,781	13.73	1,876,371	10.50	1,787,020	10.00
Cathay Bank.	2,432,045	13.61	1,875,691	10.50	1,786,373	10.00

Leverage Ratio
Cathay General Bancorp	2,182,066	10.08	865,470	4.00	1,081,838	5.00
Cathay Bank.	2,276,830	10.53	864,918	4.00	1,081,148	5.00

As of March 31, 2023, capital levels at Bancorp and the Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of March 31, 2023 at Bancorp and the Bank exceed the minimum levels necessary to be considered “well capitalized.”

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

The Company declared a cash dividend of $0.34 per share on 72,367,061 shares outstanding on February 16, 2023, for distribution to holders of our common stock on March 9, 2023. The Company paid total cash dividends of $24.6 million in the first quarter of 2023.

Financial Derivatives

The Company does not speculate on the future direction of interest rates. As part of the Company’s asset and liability management, however, the Company enters into financial derivatives to seek to mitigate exposure to interest rate risks related to its interest-earning assets and interest-bearing liabilities. The Company believes that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in our assets or liabilities and against risk in specific transactions. In such instances, The Company may protect its position. Other hedging transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds. Prior to considering any hedging activities, the Company seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges will require an assessment of basis risk and must be approved by the Bancorp or the Bank’s Investment Committee.

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

The Company offers various interest rate derivative contracts to its clients. When derivative transactions are executed with its clients, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with clients throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements. As of March 31, 2023 and December 31, 2022, the Company had outstanding interest rate derivative contracts with certain clients and third-party financial institutions with a notional amount of $592.5 million and $595.4 million, respectively. As of March 31, 2023 and December 31, 2022, the notional amount of $20.5 million and $205.6 million of interest rate swaps cleared through the CCP, respectively. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $1.6 million as of March 31, 2023 and $20.2 million as of December 31, 2022. The decrease in interest rate swaps cleared through the CCP is a result of the Company moving to SOFR based swaps and no longer entering into Libor based swaps that are cleared through CCP.

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Company early terminated these cash flow derivative swaps in 2022 and realized a gain of $4.0 million for the year ended December 31, 2022 and is recognizing the amount as a reduction of long-term debt interest expense over the remaining life of the swaps on a straight-line basis. As of December 31, 2022, the ineffective portion of these interest rate swaps was not significant. The periodic net settlement of the interest rate swaps included in interest expense was a net gain of $689 thousand for the three months ended March 31, 2022.

As of March 31, 2023, the Bank’s outstanding fair value interest rate swap contracts matched to individual fixed-rate commercial real estate loans had a notional amount of $138.2 million for various terms from three to ten years. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of March 31, 2023, and 2022, the ineffective portion of these interest rate swaps was not significant.

The Company has designated as a partial-term hedging election $669.2 million notional as last-of-layer hedge on pools of loans with a notational value of $1.19 billion as of March 31, 2023. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month LIBOR or 1-Month Term SOFR interest rate swaps to convert the last-of-layer $669.2 million portion of $1.19 billion fixed rate loan pools in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranches. As of March 31, 2023, the last-of-layer loan tranche had a fair value basis adjustment of $23.7 million. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivative clearing organization and daily margin is indirectly maintained with the derivative clearing organization. There was no cash collateral deposit posted by Bancorp related to fair value derivative contracts as of March 31, 2023 or December 31, 2022.

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of March 31, 2023, and December 31, 2022, were as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Fair value swap hedges:
Notional	$807,332	$874,034
Weighted average fixed rate-pay	1.92%	2.12%
Weighted average variable rate spread	0.44%	0.68%
Weighted average variable rate-receive	5.04%	2.61%

Net unrealized gain (1)	$29,815	$38,589

	Three months ended
	March 31, 2023	March 31, 2022
Periodic net settlement of swaps (2)	$6,336	$(1,762)

(1) the amount is included in other non-interest income.
(2) the amount of periodic net settlement of interest rate swaps was included in interest income.

Included in the total notional amount of $807.3 million of the fair value interest rate contracts entered into with financial counterparties as of March 31, 2023, was a notional amount of $448.7 million of interest rate swaps that cleared through the CCP. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $22.2 million as of March 31, 2023.

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

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of March 31, 2023, and December 31, 2022, not including interest rate swaps cleared through the CCP, were as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Derivative financial instruments not designated as hedging instruments:
Notional amounts:
Forward, and swap contracts with positive fair value	$234,733	$72,996
Forward, and swap contracts with negative fair value	$42,753	$170,213
Fair value:
Forward, and swap contracts with positive fair value	$975	$448
Forward, and swap contracts with negative fair value	$(429)	$(942)

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and client credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of March 31, 2023, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 13.5% compared to 13.7% as of December 31, 2022.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At March 31, 2023, the Bank had an approved credit line with the FHLB of San Francisco totaling $7.69 billion. Total advances from the FHLB of San Francisco were $360.0 million and standby letters of credit issued by the FHLB on the Company’s behalf were $785.1 million as of March 31, 2023. These borrowings bear fixed rates and are secured by the Bank’s loans. See Note 11 to the Consolidated Financial Statements. At March 31, 2023, the Bank pledged $535.4 thousand of its commercial loans and $1.3 million of securities to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $1.7 million from the Federal Reserve Bank Discount Window at March 31, 2023.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At March 31, 2023, investment securities totaled $1.54 billion, with $144.0 million pledged as collateral for borrowings and other commitments. The remaining balance was available as additional liquidity or to be pledged as collateral for additional borrowings. At March 31, 2023, $1.23 billion of unpledged treasuries, U.S. agency securities, U.S. agency mortgage-backed securities or CMO based on current cost are available for pledging to the Federal Reserve Bank’s Bank Term Funding Program.

Approximately 99.3% of our time deposits mature within one year or less as of March 31, 2023. Management anticipates that these deposits will reprice higher as a result of the increases in the target Fed funds rate that started in early 2022. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. As of March 31, 2023, management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $24.6 million and $25.5 million during the first quarter of 2023 and 2022, respectively.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2023:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	7.9	-3.8
+100	4.0	-1.5
-100	-7.0	3.1
-200	-15.7	9.3

(1)

The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios. Much of the increase in net interest income is due to the lag in the repricing of certificates of deposits which mature throughout the twelve month period.

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

There has not been any change in our internal control over financial reporting that occurred during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.         RISK FACTORS.

Except as set forth below, there have been no material changes to the risk factors as previously disclosed in Part I, Item 1A, of the Company’s 2022 Form 10-K. In addition to the below information and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Part I, Item 1A, of the Company’s 2022 Form 10-K, which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risk factors disclosed in the 2022 Form 10-K, as supplemented by the below, are not the only risks facing the Company. Additional risks and uncertainties, including those not presently known to the Company or that the Company presently believes not to be material, could also materially and adversely affect the Company’s business, financial condition, and results of operations and stock price.

Risks Related to Recent Events Impacting the Financial Services Industry

Recent events impacting the financial services industry, including the failure of Silicon Valley Bank, Signature Bank and First Republic Bank, have resulted in decreased confidence in banks among consumer and commercial depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events occurred during a period of rapidly rising interest rates which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession. These recent events have, and could continue to, adversely impact the market price and volatility of the Company’s common stock.

These recent events may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our business. Inability to access short-term funding, loss of client deposits or changes in our credit ratings could increase the cost of funding, limit access to capital markets or negatively impact our overall liquidity or capitalization. We may be impacted by concerns regarding the soundness or creditworthiness of other financial institutions, which can cause substantial and cascading disruption within the financial markets and increased expenses. The cost of resolving the recent bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(January 1, 2023 - January 31, 2023)	56,002	$42.64	56,002	$14,192,426
(February 1, 2023 - February 28, 2023)	319,088	$44.48	319,088	$0
(March 1, 2023 - March 31, 2023)	0	$0.00	0	$0
Total	375,090	$44.20	375,090	$0

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

Date: May 9, 2023

/s/ Chang M. Liu
Chang M. Liu
President and Chief Executive Officer

Date: May 9, 2023
/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and Chief Financial Officer