Form 10-Q
period 2023-06-30
CATHAY GENERAL BANCORP
filed 2023-08-08
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number	001-31830

CATHAY GENERAL BANCORP

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CATY	Nasdaq Global Select Market

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

Common stock, $.01 par value, 72,563,187 shares outstanding as of July 31, 2023.

    CATHAY GENERAL BANCORP AND SUBSIDIARIES

2ND QUARTER 2023 REPORT ON FORM 10-Q

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

●	possible additional provisions for loan losses and charge-offs;
●	credit risks of lending activities and deterioration in asset or credit quality;
●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
●	increased costs of compliance and other risks associated with changes in regulation;
●	higher capital requirements from the implementation of the Basel III capital standards;
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	environmental liabilities;
●	our ability to generate anticipated returns from our investments and/or financings in certain tax advantaged-projects;
●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	natural disasters, public health crises (including the occurrence of a contagious disease or illness) and geopolitical events;
●	failures, interruptions, or security breaches of our information systems;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;
●	adverse results in legal proceedings;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in accounting standards or tax laws and regulations;
●	market disruption and volatility;
●	fluctuations in the Bancorp’s stock price;
●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
●	issuances of preferred stock;
●	capital level requirements and sucessfully raising additional capital, if needed, and the resulting dilution of interests of holders of Bancorp common stock; and
●	the soundness of other financial institutions.

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
	(In thousands, except share data)
Assets
Cash and due from banks	$187,886	$195,440
Short-term investments and interest-bearing deposits	1,294,379	966,962
Securities available-for-sale (amortized cost of $1,629,357 at June 30, 2023 and $1,622,173 at December 31, 2022)	1,487,321	1,473,348
Loans	18,952,794	18,254,024
Less: Allowance for loan losses	(155,109)	(146,485)
Unamortized deferred loan fees, net	(9,497)	(6,641)
Loans, net	18,788,188	18,100,898
Equity securities	37,674	22,158
Federal Home Loan Bank stock	25,242	17,250
Other real estate owned, net	4,067	4,067
Affordable housing investments and alternative energy partnerships, net	323,984	327,128
Premises and equipment, net	92,090	94,776
Customers’ liability on acceptances	4,364	2,372
Accrued interest receivable	86,211	82,428
Goodwill	375,696	375,696
Other intangible assets, net	4,992	5,757
Right-of-use assets - operating leases	31,399	29,627
Other assets	284,945	250,069
Total assets	$23,028,438	$21,947,976

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing demand deposits	$3,561,237	$4,168,989
Interest-bearing deposits:
NOW deposits	2,404,470	2,509,736
Money market deposits	3,033,868	3,812,724
Savings deposits	1,131,602	1,000,460
Time deposits	8,965,826	7,013,370
Total deposits	19,097,003	18,505,279
Advances from the Federal Home Loan Bank	815,000	485,000
Other borrowings of affordable housing investments	22,428	22,600
Long-term debt	119,136	119,136
Acceptances outstanding	4,364	2,372
Lease liabilities - operating leases	33,870	32,518
Other liabilities	333,966	307,031
Total liabilities	20,425,767	19,473,936
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 91,286,722 issued and 72,563,169 outstanding at June 30, 2023, and 91,090,614 issued and 72,742,151 outstanding at December 31, 2022	913	911
Additional paid-in-capital	983,233	981,119
Accumulated other comprehensive income/(loss), net	(99,049)	(102,295)
Retained earnings	2,384,817	2,244,856
Treasury stock, at cost (18,723,553 shares at June 30, 2023, and 18,348,463 shares at December 31, 2022)	(667,243)	(650,551)
Total equity	2,602,671	2,474,040
Total liabilities and equity	$23,028,438	$21,947,976

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable	$273,478	$181,022	$534,657	$347,116
Investment securities	12,370	5,748	24,134	10,576
Federal Home Loan Bank stock	298	255	602	516
Deposits with banks	13,959	2,508	26,098	3,271
Total interest and dividend income	300,105	189,533	585,491	361,479
Interest Expense
Time deposits	79,975	5,724	144,149	11,784
Other deposits	30,659	6,895	54,476	12,023
Advances from Federal Home Loan Bank	5,498	312	8,096	455
Long-term debt	1,552	1,439	2,995	2,863
Short-term debt	888	—	1,807	—
Total interest expense	118,572	14,370	211,523	27,125
Net interest income before provision for credit losses	181,533	175,163	373,968	334,354
Provision for credit losses	9,155	2,500	17,255	11,143
Net interest income after provision for credit losses	172,378	172,663	356,713	323,211
Non-Interest Income
Net gains/(losses) from equity securities	10,663	(955)	15,516	5,019
Securities losses, net	—	—	(3,000)	—
Letters of credit commissions	1,664	1,602	3,234	3,158
Depository service fees	1,641	1,632	3,473	3,303
Wealth management fees	3,639	3,956	7,536	8,310
Other operating income	5,503	8,383	10,595	15,060
Total non-interest income	23,110	14,618	37,354	34,850
Non-Interest Expense
Salaries and employee benefits	37,048	37,301	75,274	72,776
Occupancy expense	5,528	5,562	11,032	11,175
Computer and equipment expense	4,227	3,297	8,512	6,253
Professional services expense	8,900	7,704	16,306	14,401
Data processing service expense	3,672	3,420	7,396	6,329
FDIC and regulatory assessments	3,012	2,194	6,167	3,996
Marketing expense	2,416	1,740	3,190	2,687
Other real estate owned (income)/expense	81	(33)	131	38
Amortization of investments in low income housing and alternative energy partnerships	21,746	7,235	37,340	15,522
Amortization of core deposit intangibles	559	250	809	474
Acquisition, integration and restructuring costs	—	91	—	4,027
Other operating expense	5,632	5,362	9,850	9,142
Total non-interest expense	92,821	74,123	176,007	146,820
Income before income tax expense	102,667	113,158	218,060	211,241
Income tax expense	9,447	24,180	28,833	47,235
Net income	$93,220	$88,978	$189,227	$164,006
Other Comprehensive Income/(Loss), net of tax
Net holding (losses)/gains on securities available-for-sale	(7,531)	(26,455)	4,128	(72,421)
Net holding (losses)/gains on cash flow hedge derivatives	(441)	1,104	(882)	4,158
Total other comprehensive (loss)/income, net of tax	(7,972)	(25,351)	3,246	(68,263)
Total other comprehensive income	$85,248	$63,627	$192,473	$95,743
Net Income Per Common Share:
Basic	$1.29	$1.19	$2.61	$2.18
Diluted	$1.28	$1.18	$2.60	$2.17
Cash dividends paid per common share	$0.34	$0.34	$0.68	$0.68
Average Common Shares Outstanding:
Basic	72,536,301	74,958,913	72,534,779	75,144,414
Diluted	72,753,746	75,270,140	72,826,301	75,493,516

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three months ended	Shares	Amount	Capital	loss	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at March 31, 2023	72,390,694	$911	$983,534	$(91,077)	$2,316,258	$(667,287)	$2,542,339
Dividend Reinvestment Plan	26,852	1	915	—	—	—	916
Restricted stock units vested	120,263	1	—	—	—	—	1
Stock issued to directors	25,360	—	849	—	—	—	849
Shares withheld related to net share settlement of RSUs	—	—	(3,512)	—	—	—	(3,512)
Purchases of treasury stock	—	—	—	—	—	44	44
Stock-based compensation	—	—	1,447	—	—	—	1,447
Cash dividends of $0.34 per share	—	—	—	—	(24,661)	—	(24,661)
Other comprehensive loss	—	—	—	(7,972)	—	—	(7,972)
Net income	—	—	—	—	93,220	—	93,220
Balance at June 30, 2023	72,563,169	$913	$983,233	$(99,049)	$2,384,817	$(667,243)	$2,602,671

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at March 31, 2022	75,078,258	$909	$974,748	$(45,977)	$2,034,681	$(542,131)	$2,422,230
Dividend Reinvestment Plan	21,847	—	927	—	—	—	927
Restricted stock units vested	51,997	1	—	—	—	—	1
Stock issued to directors	19,780	—	849	—	—	—	849
Shares withheld related to net share settlement of RSUs	—	—	(1,730)	—	—	—	(1,730)
Purchases of treasury stock	(749,998)	—	—	—	—	(30,588)	(30,588)
Stock-based compensation	—	—	1,753	—	—	—	1,753
Cash dividends of $0.34 per share	—	—	—	—	(25,537)	—	(25,537)
Other comprehensive loss	—	—	—	(25,351)	—	—	(25,351)
Net income	—	—	—	—	88,978	—	88,978
Balance at June 30, 2022	74,421,884	$910	$976,547	$(71,328)	$2,098,122	$(572,719)	$2,431,532

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Six months ended	Shares	Amount	Capital	loss	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2022	72,742,151	$911	$981,119	$(102,295)	$2,244,856	$(650,551)	$2,474,040
Dividend Reinvestment Plan	49,872	1	1,833	—	—	—	1,834
Restricted stock units vested	120,876	1	—	—	—	—	1
Stock issued to directors	25,360	—	850	—	—	—	850
Shares withheld related to net share settlement of RSUs	—	—	(3,527)	—	—	—	(3,527)
Purchases of treasury stock	(375,090)	—	—	—	—	(16,692)	(16,692)
Stock-based compensation	—	—	2,958	—	—	—	2,958
Cash dividends of $0.68 per share	—	—	—	—	(49,266)	—	(49,266)
Other comprehensive income	—	—	—	3,246	—	—	3,246
Net income	—	—	—	—	189,227	—	189,227
Balance at June 30, 2023	72,563,169	$913	$983,233	$(99,049)	$2,384,817	$(667,243)	$2,602,671

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Income or (loss)	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2021	75,750,862	$909	$972,474	$(3,065)	$1,985,168	$(509,235)	$2,446,251
Dividend Reinvestment Plan	43,262	—	1,872	—	—	—	1,872
Restricted stock units vested	62,905	1	—	—	—	—	1
Stock issued to directors	19,780	—	849	—	—	—	849
Shares withheld related to net share settlement of RSUs	—	—	(2,015)	—	—	—	(2,015)
Purchases of treasury stock	(1,454,925)	—	—	—	—	(63,484)	(63,484)
Stock-based compensation	—	—	3,367	—	—	—	3,367
Cash dividends of $0.68 per share	—	—	—	—	(51,052)	—	(51,052)
Other comprehensive loss	—	—	—	(68,263)	—	—	(68,263)
Net income	—	—	—	—	164,006	—	164,006
Balance at June 30, 2022	74,421,884	$910	$976,547	$(71,328)	$2,098,122	$(572,719)	$2,431,532

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2023	2022
	(In thousands)
Cash Flows from Operating Activities
Net income	$189,227	$164,006
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	17,255	11,143
Deferred tax benefit	(9,132)	(1,607)
Depreciation and amortization	4,407	4,575
Amortization of right-of-use asset	4,768	5,038
Change in operating lease liabilities	1,352	(1,976)
Net gains on sale and transfer of other real estate owned	—	(6)
Net gains on sale of loans	—	(1)
Proceeds from sales of loan	—	33
Loss on sales or disposal of fixed assets	6	25
Amortization on alternative energy partnerships, venture capital and other investments	37,340	15,522
Net gain on sales of equity securities	(14)	(101)
Amortization/accretion of security premiums/discounts, net	(2,964)	2,231
Unrealized gain on equity securities	(15,516)	(4,919)
Write-off of AFS debt securities	3,000	—
Stock-based compensation and stock issued to officers as compensation	3,808	4,216
Net change in accrued interest receivable and other assets	(50,971)	(39,269)
Net change in other liabilities	29,281	18,538
Net cash provided by operating activities	211,847	177,448

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(180,216)	(304,445)
Proceeds from repayments, maturities and calls of investment securities available-for-sale	173,010	92,789
Proceeds from sale of equity securities	—	553
Benefits received from bank owned life insurance policies	—	1,656
Purchase of Federal Home Loan Bank stock	(15,422)	—
Redemption of Federal Home Loan Bank stock	7,430	—
Net increase in loans	(705,534)	(803,082)
Purchase of premises and equipment	(962)	(2,229)
Proceeds from sales of other real estate owned	—	307
Net (increase)/decrease in investment in affordable housing and alternative energy partnerships	(24,329)	1,467
Acquisition, net of cash acquired	—	(73,882)
Net cash used for investing activities	(746,023)	(1,086,866)

Cash Flows from Financing Activities
Increase/(decrease) in deposits	591,689	(346,646)
Net Advances from Federal Home Loan Bank	330,000	75,000
Cash dividends paid	(49,266)	(51,052)
Purchases of treasury stock	(16,692)	(63,484)
Proceeds from shares issued under Dividend Reinvestment Plan	1,835	1,873
Taxes paid related to net share settlement of RSUs	(3,527)	(2,015)
Net cash provided/(used) by financing activities	854,039	(386,324)

Increase/(decrease) in cash, cash equivalents, and restricted cash	319,863	(1,295,742)
Cash, cash equivalents, and restricted cash, beginning of the period	1,162,402	2,449,704
Cash, cash equivalents, and restricted cash, end of the period	$1,482,265	$1,153,962
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$203,611	$26,670
Income taxes paid	$48,712	$40,181
Non-cash investing and financing activities:
Net change in unrealized holding gain/(loss) on securities available-for-sale, net of tax	$4,128	$(72,421)
Net change in unrealized holding (loss)/gain on cash flow hedge derivatives	$(882)	$4,158
Loans transferred from held-for-investment to held-for-sale	$—	$32

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), ten limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of June 30, 2023, the Bank operates 24 branches in Southern California, 19 branches in Northern California, 9 branches in New York State, four in Washington State, two in Illinois, two in Texas, one in Maryland, Massachusetts, Nevada, and New Jersey, one in Hong Kong, and a representative office in Taipei, Beijing, and Shanghai. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Significant Accounting Policies Update

Loan Modifications to Borrowers Experiencing Financial Difficulties

Certain loans are modified in the normal course of business for competitive reasons or in conjunction with the Company’s loss mitigation activities. Upon the adoption of ASU 2022-02, the Company applies the general loan modification guidance to modifications made for borrowers experiencing financial difficulty. Under the general loan modification guidance, a modification is treated as a new loan only if the following two conditions are met: (1) the terms of the new loan are at least as favorable to the Company as the terms for comparable loans to other customers with similar collection risks; and (2) modifications to the terms of the original loan are more than minor. If either condition is not met, the modification is accounted for as the continuation of the existing loan with any effect of the modification treated as a prospective adjustment to the loan’s effective interest rate. A modification may vary by program and by borrower-specific characteristics, and may include rate reductions, term extensions, and payment delays, or any combination thereof, and is intended to minimize the company’s economic loss and to avoid foreclosure or repossession of collateral. For the Company’s accounting policy related to the loan modifications allowance for loan losses, see Note 9 Loans, to the Consolidated Financial Statements in this Form 10Q.

4. Recent Accounting Pronouncements

Accounting Standards Adopted in 2023

In March 2022, ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 was effective for us on January 1, 2023. As part of the adoption, the Company has elected to apply the pending content prospectively and the practical expedient to exclude the accrued interest receivable balance from the disclosed amortized cost basis of loan modifications to debtors experiencing financial difficulty, consistent with our ACL approach discussed further below in Note 9.

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

Other Accounting Standards Pending Adoption

In March 2023, ASU 2023-02, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method". ASU 2023-02 permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. ASU 2023-02 is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company had average excess balance with FRBSF of $1.04 billion as of June 30, 2023 and $1.24 billion for the year ended December 31, 2022. As of June 30, 2023 and December 31, 2022, the Company had $80.6 million and $88.9 million, respectively, as cash margin that serves as collateral on deposit in a cash margin account for interest rate swaps of which $3.5 million and $8.2 million is restricted. As of June 30, 2023 and December 31, 2022, the Company held $41.6 million and $25.4 million, respectively, in a restricted escrow account with a major bank for its alternative energy investments.

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands, except share and per share data)

Net income	$93,220	$88,978	$189,227	$164,006

Weighted-average shares:
Basic weighted-average number of common shares outstanding	72,536,301	74,958,913	72,534,779	75,144,414
Dilutive effect of weighted-average outstanding common share equivalents:
RSUs	217,445	311,227	291,522	349,102
Diluted weighted-average number of common shares outstanding	72,753,746	75,270,140	72,826,301	75,493,516

Average restricted stock units with anti-dilutive effect	5,527	108,211	3,165	65,629
Earnings per common share:
Basic	$1.29	$1.19	$2.61	$2.18
Diluted	$1.28	$1.18	$2.60	$2.17

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

The following table presents RSU activity during the six months ended June 30, 2023:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2022	202,059	$33.29	362,965	$31.56
Granted	813	36.87	—	—
Vested	(1,660)	33.68	(136,808)	34.21
Forfeited	(1,395)	42.12	—	—
Balance at June 30, 2023	199,817	$33.24	226,157	$29.96

The compensation expense recorded for RSUs was $1.4 million and $1.8 million for the three months ended June 30, 2023, and 2022, respectively. For the six months ended June 30, 2023 and 2022, the compensation expense recorded for RSUs was $3.0 million and $3.4 million, respectively. Unrecognized stock-based compensation expense related to RSUs was $5.9 million and $12.8 million as of June 30, 2023 and 2022, respectively. As of June 30, 2023, these costs are expected to be recognized over the next 1.3 years for time-based and performance-based RSUs.

As of June 30, 2023, 1,727,187 shares were available for future grants under the Company’s 2005 Incentive Plan, as amended and restated.

8. Investment Securities

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of June 30, 2023, and December 31, 2022:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$272,485	$—	$447	$272,038
U.S. government agency entities	55,485	190	132	55,543
U.S. government sponsored entities	33,709	—	95	33,614
Mortgage-backed securities	943,270	46	121,072	822,244
Collateralized mortgage obligations	33,051	—	3,548	29,503
Corporate debt securities	268,616	6	16,694	251,928
Foreign debt securities	22,741	3	293	22,451
Total	$1,629,357	$245	$142,281	$1,487,321

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$241,611	$—	$1,111	$240,500
U.S. government agency entities	63,347	384	121	63,610
U.S. government sponsored entities	30,000	—	—	30,000
Mortgage-backed securities	993,883	194	126,983	867,094
Collateralized mortgage obligations	34,552	—	3,491	31,061
Corporate debt securities	258,780	112	17,809	241,083
Total	$1,622,173	$690	$149,515	$1,473,348

As of June 30, 2023, the amortized cost of AFS debt securities excluded accrued interest receivables of $6.3 million, which are included in “accrued interest receivable” on the Consolidated Balance Sheets. For the Company’s accounting policy related to AFS debt securities’ accrued interest receivable, see Note 1 - Summary of Significant Accounting Policies – Securities Available for Sale – Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2022 Form 10-K.

The amortized cost and fair value of securities available-for-sale as of June 30, 2023, by contractual maturities, are set forth in the tables below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	June 30, 2023
	Securities Available-For-Sale
	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$355,228	$353,895
Due after one year through five years	239,805	224,105
Due after five years through ten years	165,000	154,597
Due after ten years	869,324	754,724
Total	$1,629,357	$1,487,321

Equity Securities - The Company recognized an unrealized net gain of $10.7 million for the three months ended June 30, 2023, due to the increase in fair value during the quarter of equity investments with readily determinable fair values compared to a net loss of $1.0 million for the three months ended June 30, 2022. The Company recognized a net gain of $15.5 million for the six months ended June 30, 2023 due to the increase in fair value of equity investments with readily determinable fair values compared to a net gain of $4.9 million for the six months ended June 30, 2022. Equity securities were $37.7 million and $22.2 million as of June 30, 2023, and December 31, 2022, respectively.

The following tables set forth the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of  June 30, 2023, and  December 31, 2022:

	June 30, 2023
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$272,038	$447	$—	$—	$272,038	$447
U.S. government agency entities	15,885	8	1,542	124	17,427	132
U.S. government sponsored entities	33,614	95	—	—	33,614	95
Mortgage-backed securities	122,348	6,039	689,736	115,033	812,084	121,072
Collateralized mortgage obligations	23,251	1,662	6,252	1,886	29,503	3,548
Corporate debt securities	122,562	2,438	119,360	14,256	241,922	16,694
Foreign debt securities	9,707	293	—	—	9,707	293
Total	$599,405	$10,982	$816,890	$131,299	$1,416,295	$142,281

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$240,500	$1,111	$—	$—	$240,500	$1,111
U.S. government agency entities	—	—	1,806	121	1,806	121
Mortgage-backed securities	394,123	33,042	452,739	93,941	846,862	126,983
Collateralized mortgage obligations	24,427	1,614	6,634	1,877	31,061	3,491
Corporate debt securities	109,995	3,256	100,977	14,553	210,972	17,809
Total	$769,045	$39,023	$562,156	$110,492	$1,331,201	$149,515

As of June 30, 2023, the Company had a total of 203 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting primarily of 159 mortgage-backed securities, and 24 Corporate debt securities. In comparison, as of December 31, 2022, the Company has a total of 195 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting primarily of 159 mortgage-backed securities, 22 Corporate debt securities, six U.S. treasury securities, five collateralized mortgage obligations and three U.S. government agency securities.

In March 2023, the Company recorded a $3.0 million write-off of its holdings of debt securities from the failed Signature Bank.

Allowance for Credit Losses

The securities that were in an unrealized loss position at June 30, 2023, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 - Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2022 Form 10-K.

The Company concluded the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell available-for-sale securities that have declined below their cost before their anticipated recovery. Accordingly, no allowance for credit losses was recorded as of June 30, 2023, against these securities, and there was no provision for credit losses recognized for the three and six months ended June 30, 2023.

Securities available-for-sale having a carrying value of $235.1 million and $145.7 million as of June 30, 2023, and December 31, 2022, respectively, were pledged to secure public deposits and other borrowings.

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

The types of loans in the Company’s Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023	December 31, 2022
	(In thousands)

Commercial loans	$3,317,868	$3,318,778
Real estate construction loans	521,673	559,372
Commercial mortgage loans	9,293,475	8,793,685
Residential mortgage loans	5,542,466	5,252,952
Equity lines	272,055	324,548
Installment and other loans	5,257	4,689
Gross loans	$18,952,794	$18,254,024
Allowance for loan losses	(155,109)	(146,485)
Unamortized deferred loan fees, net	(9,497)	(6,641)
Total loans, net	$18,788,188	$18,100,898

As of June 30, 2023, recorded investment in non-accrual loans was $69.0 million. As of December 31, 2022, recorded investment in non-accrual loans totaled $68.9 million. For non-accrual loans, the amounts previously charged-off represent 18.3% and 14.1% of the contractual balances for non-accrual loans as of June 30, 2023 and December 31, 2022, respectively.

The following tables present the average recorded investment and interest income recognized on non-accrual loans for the period indicated:

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$20,518	$4	$21,948	$7
Real estate construction loans	—	—	—	—
Commercial mortgage loans	39,069	166	37,650	397
Residential mortgage loans and equity lines	11,741	—	10,858	—
Installment and other loans	—	—	1	—
Total non-accrual loans	$71,328	$170	$70,457	$404

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$31,919	$—	$29,648	$—
Real estate construction loans	—	—	—	—
Commercial mortgage loans	30,073	126	33,969	317
Residential mortgage loans and equity lines	15,284	7	13,870	14
Installment and other loans	43	—	22	—
Total non-accrual loans	$77,319	$133	$77,509	$331

The following table presents non-accrual loans and the related allowance as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance:
Commercial loans	$17,132	$4,598	$—
Commercial mortgage loans	49,759	39,558	—
Residential mortgage loans and equity lines	12,618	11,872	—
Subtotal	$79,509	$56,028	$—

With allocated allowance:
Commercial loans	$14,296	$12,976	$5,664
Subtotal	$14,296	$12,976	$5,664
Total non-accrual loans	$93,805	$69,004	$5,664

	December 31, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance:
Commercial loans	$27,341	$12,949	$—
Commercial mortgage loans	37,697	32,205	—
Residential mortgage loans and equity lines	9,626	8,978	—
Installment and other loans	9	8	—
Subtotal	$74,673	$54,140	$—

With allocated allowance:
Commercial loans	$14,643	$12,823	$3,734
Commercial mortgage loans	1,896	1,891	207
Subtotal	$16,539	$14,714	$3,941
Total non-accrual loans	$91,212	$68,854	$3,941

The following tables present the aging of the loan portfolio by type as of June 30, 2023, and as of December 31, 2022:

	June 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$1,767	$1,033	$194	$17,574	$20,568	$3,297,300	$3,317,868
Real estate construction loans	9,255	—	—	—	9,255	512,418	521,673
Commercial mortgage loans	1,591	3,793	5,774	39,558	50,716	9,242,759	9,293,475
Residential mortgage loans and equity lines	1,854	7,701	—	11,872	21,427	5,793,094	5,814,521
Installment and other loans	—	8	—	—	8	5,249	5,257
Total loans	$14,467	$12,535	$5,968	$69,004	$101,974	$18,850,820	$18,952,794

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$8,192	$3,235	$10,208	$25,772	$47,407	$3,271,371	$3,318,778
Real estate construction loans	—	—	—	—	—	559,372	559,372
Commercial mortgage loans	25,772	—	1,372	34,096	61,240	8,732,445	8,793,685
Residential mortgage loans and equity lines	47,043	5,685	—	8,978	61,706	5,515,794	5,577,500
Installment and other loans	5	1	—	8	14	4,675	4,689
Total loans	$81,012	$8,921	$11,580	$68,854	$170,367	$18,083,657	$18,254,024

The Company has adopted ASU 2022-02, "Financial Instruments – Troubled Debt Restructurings and Vintage Disclosures" effective January 1, 2023. As part of the adoption, the Company has elected to apply the pending content prospectively and the practical expedient to exclude the accrued interest receivable balance from the disclosed amortized cost basis of loan modifications to debtors experiencing financial difficulty, consistent with our ACL approach discussed further below in this footnote.

Under the new guidance on loan modifications made to borrowers experiencing financial difficulty, when a loan held for investment is modified and is considered to be a continuation of the original loan, the Company uses the post-modification contractual rate to derive the effective interest rate when using a discounted cash flow method to determine the allowance for credit loss.

The amendments in this new guidance eliminate the previous TDR recognition and measurement guidance and, instead, require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan.

Under the prior TDR guidance, a TDR is a formal modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including a change in the stated interest rate, a reduction in the loan balance or accrued interest, or an extension of the maturity date. Although these loan modifications were considered TDRs, TDR loans that had, pursuant to the Bank’s policy, performed under the restructured terms and had demonstrated sustained performance under the modified terms for six months were returned to accrual status. The sustained performance considered by management pursuant to its policy included the periods prior to the modification if the prior performance met or exceeded the modified terms. This would include cash paid by the borrower prior to the restructuring to set up interest reserves. Loans classified as TDRs were reported as individually evaluated loans.

The allowance for credit loss on a TDR was measured using the same method as all other loans held for investment, except when the value of a concession could not be measured using a method other than the discounted cash flow method. Under the prior guidance when the value of a concession was measured using the discounted cash flow method, the allowance for credit loss was determined by discounting the expected future cash flows at the original interest rate of the loan.

Upon adoption of ASU 2022-02, the Company establishes a specific reserve for individually evaluated loans that do not share similar risk characteristics with the loans included in the quantitative baseline. These individually evaluated loans are removed from the pooling approach for the quantitative baseline, and include non-accrual loans, loan modifications made to borrowers experiencing financial difficulty, and other loans as deemed appropriate by management. The Company applies the loan refinancing and restructuring guidance provided in ASU 2022-02 to determine whether a modification made to a borrower results in a new loan or a continuation of an existing loans.

If economic conditions or other factors worsen relative to the assumptions the Company utilized, the expected loan losses will increase accordingly in future periods.

As of December 31, 2022, under the prior TDR guidance, there were accruing TDRs of $15.1 million and non-accruing TDRs of $6.3 million. As of December 31, 2022, the Company allocated zero in reserves to accruing TDRs and $427 thousand to non-accruing TDRs.

The following tables set forth TDRs that were modified during the three and six months ended June 30, 2022, and their specific reserves and charge-offs:

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

Modifications of the loan terms in the three and six months ended June 30, 2023, were in the form of payment deferrals, term extensions, and interest rate reductions, or a combination thereof.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	June 30, 2023
	Term Extension/ Payment Deferral	% of Total Loan Type	Rate Reduction	% of Total Loan Type	Rate Reduction and Payment Deferral	% of Total Loan Type	Total	% of Total Loan Type
	(In thousands)
Loan Type
Commercial loans	$—	0.00%	$—	0.00%	$126	0.00%	$126	0.00%
Total	$—		$—		$126		$126

The following table presents the amortized cost of modified loans and the financial effects of the modifications for the three and six months ended June 30, 2023 by loan class and modification type:

	June 30, 2023					Financial Effects of Loan Modifications
	Term Extension/ Payment Deferral	Rate Reduction	Rate Reduction and Term Extension/ Payment Deferral	Total	Modification as a % of Loan Class	Weighted- Average Rate Reduction	Weighted- Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	(In thousands)
Loan Type
Commercial loans	$—	$—	$126	$126	0.00%	3.25	0.75	0.25
Total	$—	$—	$126	$126

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company tracks the performance of modified loans. A modified loan may become delinquent and may result in a payment default subsequent to modification. There were no loans that received a modification during the three and six months ended June 30, 2023 that subsequently defaulted.

The following table presents the performance of loans that were modified during the three and six months ended June 30, 2023.

	Three months ended 6/30/2023
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	(In thousands)
Loan Type
Commercial loans	$126	$—	$—	$126
Total	$126	$—	$—	$126

	Six months ended 6/30/2023
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	(In thousands)
Loan Type
Commercial loans	$126	$—	$—	$126
Total	$126	$—	$—	$126

A summary of TDRs by type of concession and by type of loan, as of December 31, 2022, is set forth in the table below:

	December 31, 2022
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs:
Commercial loans	$2,588	$—	$—	$2,588
Commercial mortgage loans	2,791	—	5,855	8,646
Residential mortgage loans	2,181	445	1,285	3,911
Total accruing TDRs	$7,560	$445	$7,140	$15,145

	December 31, 2022
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs:
Commercial loans	$3,629	$—	$—	$3,629
Commercial mortgage loans	1,098	—	—	1,098
Residential mortgage loans	1,621	—	—	1,621
Total non-accrual TDRs	$6,348	$—	$—	$6,348

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of June 30, 2023, there were no commitments to lend additional funds to borrowers experiencing financial difficulty and whose loans were modified.

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

The following table summarizes the Company’s loan held for investment as of June 30, 2023 and December 31, 2022, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification:

	Loans Amortized Cost Basis by Origination Year
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$188,200	$415,771	$393,243	$156,101	$97,152	$177,860	$1,764,173	$5,053	$3,197,553
Special Mention	1,826	2,917	3,829	2,536	—	2,782	60,040	—	73,930
Substandard	176	365	12,035	67	1,191	5,817	24,264	319	44,234
Total	$190,202	$419,053	$409,107	$158,704	$98,343	$186,459	$1,848,477	$5,372	$3,315,717
YTD gross write-offs	$—	$252	$760	$194	$3,255	$1,791	$11	$—	$6,263
Real estate construction loans
Pass/Watch	$17,334	$100,659	$239,665	$93,512	$10,464	$3,072	$—	$—	$464,706
Special Mention	1,137	—	—	—	19,639	22,998	—	—	43,774
Substandard	—	—	—	—	1,736	9,255	—	—	10,991
Total	$18,471	$100,659	$239,665	$93,512	$31,839	$35,325	$—	$—	$519,471
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgage loans
Pass/Watch	$1,146,281	$2,065,253	$1,672,273	$936,526	$1,052,485	$1,975,795	$179,848	$—	$9,028,461
Special Mention	21,063	1,685	16,038	25,501	24,674	50,593	800	—	140,354
Substandard	—	12,988	12,285	1,736	20,130	67,838	2,669	—	117,646
Total	$1,167,344	$2,079,926	$1,700,596	$963,763	$1,097,289	$2,094,226	$183,317	$—	$9,286,461
YTD gross write-offs	$—	$—	$207	$—	$—	$3,913	$—	$—	$4,120
Residential mortgage loans
Pass/Watch	$563,858	$1,167,709	$936,487	$554,275	$570,881	$1,729,482	$—	$—	$5,522,692
Special Mention	—	—	—	33	—	1,639	—	—	1,672
Substandard	—	470	441	3,696	2,139	12,275	—	—	19,021
Total	$563,858	$1,168,179	$936,928	$558,004	$573,020	$1,743,396	$—	$—	$5,543,385
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity lines
Pass/Watch	$—	$115	$—	$—	$—	$—	$252,786	$18,765	$271,666
Special Mention	—	—	—	—	—	—	1	—	1
Substandard	—	—	—	—	—	—	1,266	187	1,453
Total	$—	$115	$—	$—	$—	$—	$254,053	$18,952	$273,120
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans
Pass/Watch	$299	$2,203	$2,633	$—	$—	$—	$—	$—	$5,135
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	8	—	—	—	—	—	—	8
Total	$299	$2,211	$2,633	$—	$—	$—	$—	$—	$5,143
YTD gross write-offs	$—	$7	$—	$—	$—	$—	$—	$—	$7
Total loans	$1,940,174	$3,770,143	$3,288,929	$1,773,983	$1,800,491	$4,059,406	$2,285,847	$24,324	$18,943,297
Total YTD gross write-offs	$—	$259	$967	$194	$3,255	$5,704	$11	$—	$10,390

	Loans Amortized Cost Basis by Origination Year
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$488,748	$446,647	$180,226	$119,355	$107,896	$106,649	$1,753,509	$6,560	$3,209,590
Special Mention	1,212	4,696	2,818	68	308	4,354	41,110	—	54,566
Substandard	25	12,750	342	4,859	2,766	6,985	22,084	133	49,944
Doubtful	—	—	—	1,504	2,185	—	234	—	3,923
Total	$489,985	$464,093	$183,386	$125,786	$113,155	$117,988	$1,816,937	$6,693	$3,318,023
YTD gross write-offs	$96	$587	$120	$71	$1,786	$360	$202	$—	$3,222
Real estate construction loans
Pass/Watch	$99,798	$264,197	$113,312	$20,479	$3,067	$—	$—	$—	$500,853
Special Mention	—	360	9,449	11,643	22,945	—	—	—	44,397
Substandard	—	—	—	1,736	9,309	—	—	—	11,045
Total	$99,798	$264,557	$122,761	$33,858	$35,321	$—	$—	$—	$556,295
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgage loans
Pass/Watch	$2,087,650	$1,728,607	$975,953	$1,094,505	$908,748	$1,420,982	$178,116	$—	$8,394,561
Special Mention	22,150	57,015	25,593	32,119	17,999	63,782	1,600	—	220,258
Substandard	12,320	7,861	14,392	19,972	34,899	81,844	2,631	—	173,919
Total	$2,122,120	$1,793,483	$1,015,938	$1,146,596	$961,646	$1,566,608	$182,347	$—	$8,788,738
YTD gross write-offs	$—	$—	$—	$—	$2,091	$—	$—	$—	$2,091
Residential mortgage loans
Pass/Watch	$1,228,391	$964,799	$580,990	$600,786	$417,565	$1,444,320	$—	$—	$5,236,851
Special Mention	—	—	33	—	752	905	—	—	1,690
Substandard	206	762	2,028	1,966	1,799	8,785	—	—	15,546
Total	$1,228,597	$965,561	$583,051	$602,752	$420,116	$1,454,010	$—	$—	$5,254,087
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity lines
Pass/Watch	$731	$—	$—	$—	$—	$—	$302,825	$21,460	$325,016
Special Mention	5	—	—	—	—	—	—	—	5
Substandard	12	—	—	—	—	—	1,043	220	1,275
Total	$748	$—	$—	$—	$—	$—	$303,868	$21,680	$326,296
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans
Pass/Watch	$1,792	$2,152	$—	$—	$—	$—	$—	$—	$3,944
Total	$1,792	$2,152	$—	$—	$—	$—	$—	$—	$3,944
YTD gross write-offs	$115	$—	$—	$—	$—	$—	$62	$—	$177
Total loans	$3,943,040	$3,489,846	$1,905,136	$1,908,992	$1,530,238	$3,138,606	$2,303,152	$28,373	$18,247,383
Total YTD gross write-offs	$211	$587	$120	$71	$3,877	$360	$264	$—	$5,490

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

Qualitative Factors

Under the Company’s CECL methodology, the qualitative portion of the reserve on pooled loans represents management’s judgment of additional considerations to account for internal and external risk factors that are not adequately measured in the quantitative reserve. The qualitative loss factors consider idiosyncratic risk factors, conditions that may not be reflected in quantitatively derived results, or other relevant factors to seek to ensure the allowance for credit losses reflects our best estimate of current expected credit losses. The qualitative reserves include reserves for policy exceptions, experience of management and staff, level of competition in the lending environment, weak risk identification, lack of historical experience with residential mortgage loans made to non-U.S. residents, oil & gas, included as part of the C&I loan portfolio, and the higher risk characteristics of purchased syndicated loans, and model uncertainty. Current and forecasted economic trends and underlying market values for collateral dependent loans also are considered within the econometric models described above.

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

Individually Evaluated Loans

When a loan no longer shares similar risk characteristics with other loans, such as in the case of certain nonaccrual loans, the Company estimates the allowance for loan losses on an individual loan basis. Generally, the allowance for loan losses for individually evaluated loans is measured as the difference between the recorded value of the loans and the fair value of the collateral. For loans evaluated individually, the Company uses one of two different asset valuation measurement methods: (1) the fair value of collateral less costs to sell; or (2) the present value of expected future cash flows. If an individually evaluated loan is determined to be collateral dependent, the Company applies the fair value of the collateral less costs to sell method. If an individually evaluated loan is determined not to be collateral dependent, the Company uses the present value of future cash flows.

Unfunded Loan Commitments

Unfunded loan commitments are generally related to providing credit facilities to clients of the Bank and are not actively traded financial instruments. These unfunded commitments are disclosed as off-balance sheet financial instruments in Note 10 in the Notes to Consolidated Financial Statements (Unaudited).

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company, using the same loss factors as used for the allowance for loan losses. The reserve for unfunded loan commitments uses a one-year historical usage rate of the unfunded commitments during the contractual life of the commitments. The allowance for unfunded commitments is included in “other liabilities” on the Consolidated Balance Sheets. Changes in the allowance for unfunded commitments are included in the provision for loan losses.

The following tables set forth activity in the allowance for loan losses by portfolio segment for the three months and six months ended June 30, 2023, and June 30, 2022:

Three months ended June 30, 2023 and 2022
				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:

March 31, 2023 Ending Balance	$45,975	$10,900	$70,367	$17,633	$9	$144,884
Provision for expected credit losses	6,514	1,851	3,249	581	10	12,205
Charge-offs	(2,352)	—	(130)	—	(1)	(2,483)
Recoveries	442	—	61	—	—	503
Net charge-offs	(1,910)	—	(69)	—	(1)	(1,980)
June 30, 2023 Ending Balance	$50,579	$12,751	$73,547	$18,214	$18	$155,109

Allowance for unfunded credit commitments:
March 31, 2023 Ending Balance	$8,275	$5,215	$85	$—	$—	$13,575
Reversal for expected credit losses	(1,291)	(1,674)	(85)	—	—	(3,050)
June 30, 2023 Ending Balance	$6,984	$3,541	$—	$—	$—	$10,525

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:

March 31, 2022 Ending Balance	$44,738	$7,436	$63,878	$29,630	$104	$145,786
Provision/(reversal) for expected credit losses	4,208	(160)	4,634	(5,945)	31	2,768
Charge-offs	(50)	—	—	—	(1)	(51)
Recoveries	175	—	88	6	—	269
Net (charge-offs)/recoveries	125	—	88	6	(1)	218
June 30, 2022 Ending Balance	$49,071	$7,276	$68,600	$23,691	$134	$148,772

Allowance for unfunded credit commitments:
March 31, 2022 Ending Balance	$3,177	$3,227	$—	$—	$—	$6,404
(Reversal)/Provision for expected credit losses	(373)	79	26	—	—	(268)
June 30, 2022 Ending Balance	$2,804	$3,306	$26	$—	$—	$6,136

Six months ended June 30, 2023 and 2022
				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:

January 1, 2023 Beginning Balance	$49,435	$10,417	$68,366	$18,232	$35	$146,485
Provision/(reversal) for expected credit losses	6,454	2,334	6,712	(30)	(10)	15,460
Charge-offs	(6,263)	—	(4,120)	—	(7)	(10,390)
Recoveries	953	—	2,589	12	—	3,554
Net (charge-offs)/recoveries	(5,310)	—	(1,531)	12	(7)	(6,836)
June 30, 2023 Ending Balance	$50,579	$12,751	$73,547	$18,214	$18	$155,109

Allowance for unfunded credit commitments:
January 1, 2023 Beginning Balance	$4,840	$3,890	$—	$—	$—	$8,730
Provision/(reversal) for expected credit losses	2,144	(349)	—	—	—	1,795
June 30, 2023 Ending Balance	$6,984	$3,541	$—	$—	$—	$10,525

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:

January 1, 2022 Beginning Balance	$43,394	$6,302	$61,081	$25,379	$1	$136,157
Provision/(reversal) for expected credit losses	5,414	968	7,336	(1,745)	134	12,107
Charge-offs	(271)	—	—	—	(1)	(272)
Recoveries	534	6	183	57	—	780
Net (charge-offs)/recoveries	263	6	183	57	(1)	508
June 30, 2022 Ending Balance	$49,071	$7,276	$68,600	$23,691	$134	$148,772

Allowance for unfunded credit commitments:
January 1, 2022 Beginning Balance	$3,725	$3,375	$—	$—	$—	$7,100
(Reversal)/provision for expected credit losses	(921)	(69)	26	—	—	(964)
June 30, 2022 Ending Balance	$2,804	$3,306	$26	$—	$—	$6,136

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

The Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships were $139.4 million and $133.5 million as of June 30, 2023, and December 31, 2022, respectively.

11. Borrowed Funds

Borrowings from the Federal Home Loan Bank (“FHLB”) – There were no over-night borrowings from the FHLB as of June 30, 2023, and $150.0 million in over-night borrowings as of December 31, 2022. Advances from the FHLB were $815.0 million at a weighted average rate of 5.31% as of June 30, 2023, and $335.0 million at a weighted average rate of 4.54% as of December 31, 2022. As of June 30, 2023, final maturity for the FHLB advances were $800.0 million in July 2023 and $15.0 million in September 2024. Our unused borrowing capacity from the Federal Home Loan Bank as of June 30, 2023 was $6.05 billion and unpledged securities at June 30, 2023 was $1.25 billion.

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

At June 30, 2023, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 7.19%, compared to $119.1 million with a weighted average rate of 4.01% at December 31, 2022. The Junior Subordinated Notes have a stated maturity term of 30 years.

12. Income Taxes

The effective tax rate for the first six months of 2023 was 13.2% compared to 22.4% for the first six months of 2022. The effective tax rate includes the impact of low-income housing and alternative energy investment tax credits.

The Company’s tax returns are open for audit by the Internal Revenue Service back to 2019 and by the California Franchise Tax Board back to 2018.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$272,038	$—	$—	$272,038
U.S. government agency entities	—	55,543	—	55,543
U.S. government sponsored entities	—	33,614	—	33,614
Mortgage-backed securities	—	822,244	—	822,244
Collateralized mortgage obligations	—	29,503	—	29,503
Corporate debt securities	—	251,928	—	251,928
Foreign debt securities	—	22,451	—	22,451
Total securities available-for-sale	272,038	1,215,283	—	1,487,321

Equity securities
Mutual funds	5,509	—	—	5,509
Preferred stock of government sponsored entities	1,391	—	—	1,391
Other equity securities	30,774	—	—	30,774
Total equity securities	37,674	—	—	37,674

Interest rate swaps	—	81,759	—	81,759
Foreign exchange contracts	—	648	—	648
Total assets	$309,712	$1,297,690	$—	$1,607,402

Liabilities
Interest rate swaps	$—	$50,017	$—	$50,017
Foreign exchange contracts	—	632	—	632
Total liabilities	$—	$50,649	$—	$50,649

	December 31, 2022
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$240,500	$—	$—	$240,500
U.S. government agency entities	—	63,610	—	63,610
U.S. government sponsored entities	—	30,000	—	30,000
Mortgage-backed securities	—	867,094	—	867,094
Collateralized mortgage obligations	—	31,061	—	31,061
Corporate debt securities	—	241,083	—	241,083
Total securities available-for-sale	240,500	1,232,848	—	1,473,348

Equity securities
Mutual funds	5,509	—	—	5,509
Preferred stock of government sponsored entities	1,289	—	—	1,289
Other equity securities	15,360	—	—	15,360
Total equity securities	22,158	—	—	22,158

Warrants	—	—	50	50
Interest rate swaps	—	44,443	—	44,443
Foreign exchange contracts	—	448	—	448
Total assets	$262,658	$1,277,739	$50	$1,540,447

Liabilities
Interest rate swaps	$—	$51,864	$—	$51,864
Foreign exchange contracts	—	942	—	942
Total liabilities	$—	$52,806	$—	$52,806

Financial assets and liabilities measured at estimated fair value on a non-recurring basis:

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the periods ended June 30, 2023, and December 31, 2022, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Consolidated Balance Sheets as of June 30, 2023, the following tables set forth the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of June 30, 2023, and December 31, 2022, and the total losses for the periods indicated:

	As of June 30, 2023				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Three Months Ended		For the Six Months Ended
	Level 1	Level 2	Level 3	Measurements	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In thousands)
Assets
Non accrual loans by type:
Commercial loans	$—	$—	$7,921	$7,921	$34	$—	$2,037	$—
Commercial mortgage loans	—	—	7,762	7,762	1,202	—	5,192	—
Total non accrual loans	—	—	15,683	15,683	1,236	—	7,229	—
Other real estate owned (1)	—	—	4,328	4,328	—	—	—	—
Investments in venture capital	—	—	480	480	—	—	—	—
Total assets	$—	$—	$20,491	$20,491	$1,236	$—	$7,229	$—

(1) Other real estate owned balance of $4.1 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2022				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Measurements	December 31, 2022	December 31, 2021
	(In thousands)
Assets
Non accrual loans by type:
Commercial loans	$—	$—	$12,950	$12,950	$1,786	$1,012
Commercial mortgage loans	—	—	32,205	32,205	2,091	—
Residential mortgage loans and equity lines	—	—	8,978	8,978	—	—
Installment and other loans	—	—	8	8	—	—
Total non accrual loans	—	—	54,141	54,141	3,877	1,012
Other real estate owned (1)	—	—	4,328	4,328	—	17
Investments in venture capital	—	—	689	689	268	143
Total assets	$—	$—	$59,158	$59,158	$4,145	$1,172

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

The following table sets forth the carrying and notional amounts and estimated fair value of financial instruments as of June 30, 2023, and December 31, 2022:

	June 30, 2023		December 31, 2022
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$187,886	$187,886	$195,440	$195,440
Short-term investments	1,294,379	1,294,379	966,962	966,962
Securities available-for-sale	1,487,321	1,487,321	1,473,348	1,473,348
Loans, net	18,788,188	18,647,234	18,100,898	17,944,588
Equity securities	37,674	37,674	22,158	22,158
Investment in Federal Home Loan Bank stock	25,242	25,242	17,250	17,250
Warrants	—	—	50	50

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$249,696	$648	$72,996	$448
Interest rate swaps	1,402,060	81,759	817,615	44,443

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$19,097,003	$19,216,932	$18,505,279	$18,572,387
Advances from Federal Home Loan Bank	815,000	811,425	485,000	482,737
Other borrowings	22,428	18,177	22,600	18,385
Long-term debt	119,136	66,685	119,136	68,231

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$49,196	$632	$170,213	$942
Interest rate swaps	640,397	50,017	595,426	51,864

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,896,018	$(15,490)	$3,630,304	$(14,797)
Standby letters of credit	333,550	(2,727)	315,821	(2,738)
Other letters of credit	10,515	(9)	29,416	(33)

The following tables set forth the level in the fair value hierarchy for the estimated fair values of financial instruments as of June 30, 2023, and December 31, 2022:

	As of June 30, 2023
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$187,886	$187,886	$—	$—
Short-term investments	1,294,379	1,294,379	—	—
Securities available-for-sale	1,487,321	272,038	1,215,283	—
Loans, net	18,647,234	—	—	18,647,234
Equity securities	37,674	37,674	—	—
Investment in Federal Home Loan Bank stock	25,242	—	25,242	—
Financial Liabilities
Deposits	19,216,932	—	—	19,216,932
Advances from Federal Home Loan Bank	811,425	—	811,425	—
Other borrowings	18,177	—	—	18,177
Long-term debt	66,685	—	66,685	—

	As of December 31, 2022
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$195,440	$195,440	$—	$—
Short-term investments	966,962	966,962	—	—
Securities available-for-sale	1,473,348	240,500	1,232,848	—
Loans, net	17,944,588	—	—	17,944,588
Equity securities	22,158	22,158	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	50	—	—	50
Financial Liabilities
Deposits	18,572,387	—	—	18,572,387
Advances from Federal Home Loan Bank	482,737	—	482,737	—
Other borrowings	18,385	—	—	18,385
Long-term debt	68,231	—	68,231	—

14. Goodwill and Other Intangible Assets

Goodwill. Total goodwill was $375.7 million as of June 30, 2023 and remains unchanged compared with December 31, 2022. The Company completed its annual goodwill impairment testing and concluded that goodwill was not impaired as of December 31, 2022. Additionally, the Company reviewed the macroeconomic conditions on its business performance and market capitalization as a result of the banking industry market disruptions during the first half of 2023 and concluded that goodwill was not impaired as of June 30, 2023.

Core Deposit Intangibles. As a result of the acquisition of HSBC’s West Coast mass retail market consumer banking business and retail business banking business, the Company added core deposit intangible of $3.1 million in 2022.

The following table presents the gross carrying amount and accumulated amortization of core deposits intangible assets as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(In thousands)
Gross balance	$10,562	$10,562
Accumulated amortization	(5,709)	(4,291)
Impairment	(309)	(918)
Net carrying balance	$4,544	$5,353

There was $309 thousand in impairment write-downs on core deposit intangibles for the three months ended June 30, 2023 compared to $918 thousand for the year ended December 31, 2022 included in amortization of core deposit intangibles on the Consolidated Statements of Operations and Comprehensive Income.

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $559 thousand and $250 thousand for the three months ended June 30, 2023 and 2022, respectively.

Amount
(In thousands)
2023	$500
2024	1,001
2025	946
2026	870
2027	870
Thereafter	357
Total	$4,544

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

The Company offers various interest rate derivative contracts to its clients. When derivative transactions are executed with its clients, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with clients throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements. As of June 30, 2023 and December 31, 2022, the Company had outstanding interest rate derivative contracts with certain clients and third-party financial institutions with a notional amount of $640.4 million and $595.4 million, respectively, with a fair value of $50.0 million and $50.0 million, respectively, for both clients and third-party financial institutions. As of June 30, 2023, there were no interest rate swaps cleared through the CCP. As of December 31, 2022, the notional amount $205.6 million of interest rate swaps cleared through the CCP. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $20.2 million as of December 31, 2022. The decrease in interest rate swaps cleared through the CCP is a result of the Company moving to SOFR based swaps and no longer entering into Libor based swaps that are cleared through CCP.

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Company early terminated these cash flow derivative swaps in 2022 and realized a gain of $4.0 million for the year ended December 31, 2022 and is recognizing the amount as a reduction of long-term debt interest expense over the remaining life of the swaps on a straight-line basis. As of December 31, 2022, the ineffective portion of these interest rate swaps was not significant. The periodic net settlement of the interest rate swaps included in interest expense was a net gain of $484 thousand for the three months ended June 30, 2022 and a net gain of $1.2 million for the six months ended June 30, 2022.

As of June 30, 2023, the Bank’s outstanding fair value interest rate swap contracts matched to individual fixed-rate commercial real estate loans had a notional amount of $90.0 million with a fair value of $6.1 million and various terms from three to ten years. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of June 30, 2023 and 2022, the ineffective portion of these interest rate swaps was not significant.

The Company has designated as a partial-term hedging election of $668.6 million notional with a fair value of $25.8 million as last-of-layer hedge on pools of loans with a notational value of $1.17 billion as of June 30, 2023. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month LIBOR or 1-Month Term SOFR interest rate swaps to convert the last-of-layer $668.6 million portion of $1.17 billion fixed rate loan pools in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranches. As of June 30, 2023, the last-of-layer loan tranche had a fair value loss basis adjustment of $24.7 million. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivative clearing organization and daily margin is indirectly maintained with the derivative clearing organization. There was no cash collateral deposit posted by Bancorp related to fair value derivative contracts as of June 30, 2023 or December 31, 2022.

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of June 30, 2023, and December 31, 2022, were as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Fair value swap hedges:
Notional	$758,655	$874,034
Weighted average fixed rate-pay	1.82%	2.12%
Weighted average variable rate spread	0.38%	0.68%
Weighted average variable rate-receive	5.19%	2.61%

Unrealized gain	$31,954	$38,589

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Periodic net settlement of swaps (1)	$7,070	$484	$13,406	$1,172

(1) the amount of periodic net settlement of interest rate swaps was included in interest income.

Included in the total notional amount of $758.7 million of the fair value interest rate contracts entered into with financial counterparties as of June 30, 2023, was a notional amount of $448.1 million of interest rate swaps that cleared through the CCP. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $18.8 million as of June 30, 2023.

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

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of June 30, 2023, and December 31, 2022, not including interest rate swaps cleared through the CCP, were as follows:

Derivative financial instruments not designated as hedging instruments:	June 30, 2023	December 31, 2022
	(In thousands)
Notional amounts:
Forward, and swap contracts with positive fair value	$890,093	$72,996
Forward, and swap contracts with negative fair value	$689,593	$170,213
Fair value:
Forward, and swap contracts with positive fair value	$50,663	$448
Forward, and swap contracts with negative fair value	$(50,647)	$(942)

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

Financial instruments that are eligible for offset in the Consolidated Balance Sheets, as of June 30, 2023, and December 31, 2022, are set forth in the following table:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
June 30, 2023
Assets:
Derivatives	$81,760	$18,768	$62,992	$—	$61,790	$1,202

Liabilities:
Derivatives	$50,017	$—	$50,017	$—	$—	$50,017

December 31, 2022
Assets:
Derivatives	$90,451	$46,008	$44,443	$—	$42,930	$1,513

Liabilities:
Derivatives	$51,864	$—	$51,864	$—	$—	$51,864

17. Revenue from Contracts with Clients

The following is a summary of revenue from contracts with clients that are in-scope and not in-scope under ASC Topic 606:

	Three months Ended June 30,		Six months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$2,336	$2,349	$4,855	$4,758
Wealth management fees	3,639	3,956	7,536	8,310
Other service fees(1)	4,591	4,203	8,135	8,272
Total noninterest income	10,566	10,508	20,526	21,340

Noninterest income, not in-scope(2)	12,544	4,110	16,828	13,510
Total noninterest income	$23,110	$14,618	$37,354	$34,850

(1) Other service fees comprise of fees related to letters of credit, wire fees, fees on foreign exchange transactions and other immaterial individual revenue streams.
(2) These amounts primarily represent revenue from contracts with clients that are out of the scope of ASC Topic 606.

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

18. Stockholders’ Equity

Total equity was $2.60 billion as of June 30, 2023, an increase of $128.6 million, from $2.47 billion as of December 31, 2022, primarily due to net income of $189.2 million, other comprehensive income of $3.2 million, stock-based compensation of $3.0 million, proceeds from dividend reinvestment of $1.8 million, and stock issued to directors of $0.9 million, offset by, common stock cash dividends of $49.3 million, purchases of treasury stock of $16.7 million, and shares withheld related to net share settlement of RSUs of $3.5 million.

Activity in accumulated other comprehensive income/(loss), net of tax, and reclassification out of accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2023, and June 30, 2022, was as follows:

	Three months ended June 30, 2023			Three months ended June 30, 2022
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, gain/(loss), net of tax
Securities available-for-sale			$(93,173)			$(45,755)
Cash flow hedge derivatives			2,096			(222)
Total			$(91,077)			$(45,977)

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$(10,691)	$(3,160)	$(7,531)	$(37,557)	$(11,102)	$(26,455)
Cash flow hedge derivatives	(626)	(185)	(441)	1,567	463	1,104
Total	$(11,317)	$(3,345)	$(7,972)	$(35,990)	$(10,639)	$(25,351)

Reclassification adjustment for net losses in net income
Securities available-for-sale	—	—	—	—	—	—
Cash flow hedge derivatives	—	—	—	—	—	—
Total	—	—	—	—	—	—

Total other comprehensive income/(loss)
Securities available-for-sale	$(10,691)	$(3,160)	$(7,531)	$(37,557)	$(11,102)	$(26,455)
Cash flow hedge derivatives	(626)	(185)	(441)	1,567	463	1,104
Total	$(11,317)	$(3,345)	$(7,972)	$(35,990)	$(10,639)	$(25,351)

Ending balance, gain/(loss), net of tax
Securities available-for-sale			$(100,704)			$(72,210)
Cash flow hedge derivatives			1,655			882
Total			$(99,049)			$(71,328)

	Six months ended June 30, 2023			Six months ended June 30, 2022
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, gain/(loss), net of tax
Securities available-for-sale			$(104,832)			$211
Cash flow hedge derivatives			2,537			(3,276)
Total			$(102,295)			$(3,065)

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$5,860	$1,732	$4,128	$(102,812)	$(30,391)	$(72,421)
Cash flow hedge derivatives	(1,252)	(370)	(882)	5,903	1,745	4,158
Total	$4,608	$1,362	$3,246	$(96,909)	$(28,646)	$(68,263)

Reclassification adjustment for net losses in net income
Securities available-for-sale	—	—	—	—	—	—
Cash flow hedge derivatives	—	—	—	—	—	—
Total	—	—	—	—	—	—

Total other comprehensive income/(loss)
Securities available-for-sale	$5,860	$1,732	$4,128	$(102,812)	$(30,391)	$(72,421)
Cash flow hedge derivatives	(1,252)	(370)	(882)	5,903	1,745	4,158
Total	$4,608	$1,362	$3,246	$(96,909)	$(28,646)	$(68,263)

Ending balance, gain/(loss), net of tax
Securities available-for-sale			$(100,704)			$(72,210)
Cash flow hedge derivatives			1,655			882
Total			$(99,049)			$(71,328)

19. Stock Repurchase Program

On February 21, 2023, the Company completed its May 2022 stock buyback program by repurchasing 375,090 shares at an average cost of $44.20 in the first quarter of 2023, for a total of $16.6 million.

20. Subsequent Events

The Company has evaluated the effect of events that have occurred subsequent to June 30, 2023, through the date of issuance of the Consolidated Financial Statements, and, based on such evaluation, the Company believes that there have been no material events during such period that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

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

Highlights

●	Total gross loans increased by $635.5 million, or 13.9% annualized, to $19.0 billion in the second quarter of 2023.
●	The net interest margin decreased to 3.44% in the second quarter of 2023 from 3.74% in the first quarter of 2023.
●	Diluted earnings per share decreased to $1.28 for the second quarter 2023 compared to $1.32 for the first quarter of 2023.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended June 30, 2023, was $93.2 million, an increase of $4.2 million, or 4.7%, compared to net income of $89.0 million for the same quarter a year ago. Diluted earnings per share for the quarter ended June 30, 2023, was $1.28 per share compared to $1.18 per share for the same quarter a year ago.

Return on average stockholders’ equity was 14.47% and return on average assets was 1.67% for the quarter ended June 30, 2023, compared to a return on average stockholders’ equity of 14.62% and a return on average assets of 1.69% for the same quarter a year ago.

Financial Performance

	Three months ended
	June 30, 2023	June 30, 2022
Net income (in millions)	$93.2	$89.0
Basic earnings per common share	$1.29	$1.19
Diluted earnings per common share	$1.28	$1.18
Return on average assets	1.67%	1.69%
Return on average total stockholders' equity	14.47%	14.62%
Efficiency ratio	45.36%	39.06%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $6.4 million, or 3.7%, to $181.5 million during the second quarter of 2023, compared to $175.1 million during the same quarter a year ago. The increase was due primarily to an increase in interest income from loans and securities offset by an increase in interest expense from deposits.

The net interest margin was 3.44% for the second quarter of 2023 compared to 3.52% for the second quarter of 2022 and 3.74% for the first quarter of 2023.

For the second quarter of 2023, the yield on average interest-earning assets was 5.68%, the cost of funds on average interest-bearing liabilities was 2.99%, and the cost of interest-bearing deposits was 2.91%. In comparison, for the second quarter of 2022, the yield on average interest-earning assets was 3.81%, the cost of funds on average interest-bearing liabilities was 0.41%, and the cost of interest-bearing deposits was 0.37%. The increase in the yield on average interest-earning assets resulted mainly from higher interest rates. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 2.69% for the quarter ended June 30, 2023 compared to 3.40% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended June 30, 2023, and 2022. Average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended June 30,
	2023			2022
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(In thousands)
Interest-earning assets:
Total loans (1)	$18,503,889	$273,478	5.93%	$17,530,650	$181,022	4.14%
Investment securities	1,561,443	12,370	3.18	1,249,679	5,748	1.84
Federal Home Loan Bank stock	18,431	298	6.49	17,250	255	5.93
Deposits with banks	1,090,019	13,959	5.14	1,173,702	2,508	0.86
Total interest-earning assets	21,173,782	300,105	5.68	19,971,281	189,533	3.81
Non-interest earning assets:
Cash and due from banks	231,269			171,047
Other non-earning assets	1,150,194			1,088,515
Total non-interest earning assets	1,381,463			1,259,562
Less: Allowance for loan losses	(144,750)			(146,087)
Deferred loan fees	(6,888)			(5,122)
Total assets	$22,403,607			$21,079,634

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,325,101	$9,129	1.57	$2,459,940	$810	0.13
Money market accounts	3,047,163	19,367	2.55	5,291,824	5,879	0.45
Savings accounts	1,076,260	2,163	0.81	1,183,821	206	0.07
Time deposits	8,803,900	79,975	3.64	4,881,365	5,724	0.47
Total interest-bearing deposits	15,252,424	110,634	2.91	13,816,950	12,619	0.37

Other borrowings	508,081	6,386	5.04	82,660	312	1.51
Long-term debt	119,136	1,552	5.22	119,136	1,439	4.85
Total interest-bearing liabilities	15,879,641	118,572	2.99	14,018,746	14,370	0.41

Non-interest bearing liabilities:
Demand deposits	3,667,533			4,391,925
Other liabilities	272,756			227,835
Total equity	2,583,677			2,441,128
Total liabilities and equity	$22,403,607			$21,079,634

Net interest spread			2.69%			3.40%
Net interest income		$181,533			$175,163
Net interest margin			3.44%			3.52%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the three months ended June 30, 2023 and 2022:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three months ended June 30,
	2023-2022
	Increase/(Decrease) in
	Net Interest Income Due to:
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$10,544	$81,912	$92,456
Investment securities	1,700	4,922	6,622
Federal Home Loan Bank stock	18	25	43
Deposits with other banks	(192)	11,643	11,451
Total changes in interest income	12,070	98,502	110,572

Interest-bearing liabilities:
Interest-bearing demand accounts	(47)	8,366	8,319
Money market accounts	(3,477)	16,965	13,488
Savings accounts	(21)	1,978	1,957
Time deposits	7,903	66,348	74,251
Other borrowed funds	4,185	1,889	6,074
Long-term debts	—	113	113
Total changes in interest expense	8,543	95,659	104,202

Changes in net interest income	$3,527	$2,843	$6,370

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for credit losses

The Company recorded a provision for credit losses of $9.2 million in the second quarter of 2023 compared with $8.1 million in the first quarter of 2023 and $2.5 million in the second quarter of 2022. As of June 30, 2023, the allowance for credit losses, comprised of the reserve for loan losses and the reserve for unfunded loan commitments, increased $10.4 million to $165.6 million, or 0.87% of gross loans, compared to $155.2 million, or 0.85% of gross loans, as of December 31, 2022. The change in the allowance for credit losses during the second quarter of 2023 consisted of $9.2 million provision for credit losses, and $2.0 million in net charge-offs.

The following table sets forth the charge-offs and recoveries for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Charge-offs:
Commercial loans	$2,352	$50	$6,263	$271
Real estate loans (1)	130	1	4,120	1
Installment and other loans	1	—	7	—
Total charge-offs	2,483	51	10,390	272
Recoveries:
Commercial loans	442	175	953	534
Construction loans	—	—	—	6
Real estate loans (1)	61	94	2,601	240
Total recoveries	503	269	3,554	780
Net charge-offs/(recoveries)	$1,980	$(218)	$6,836	$(508)

(1) Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), wealth management fees, and other sources of fee income, was $23.1 million for the second quarter of 2023, an increase of $8.5 million, or 58.2%, compared to $14.6 million for the second quarter of 2022. The increase was primarily due to an increase of $11.6 million in unrealized gain on equity securities offset, in part, by a decrease of $1.7 million in BOLI death benefit, when compared to the same quarter a year ago.

Non-Interest Expense

Non-interest expense increased $18.7 million, or 25.2%, to $92.8 million in the second quarter of 2023 compared to $74.1 million in the same quarter a year ago. The increase in non-interest expense in the second quarter of 2023 was primarily due to an increase of $14.5 million in amortization expense of investments in low-income housing and alternative energy partnerships, and an increase of $1.2 million in professional services when compared to the same quarter a year ago. The efficiency ratio was 45.36% in the second quarter of 2023 compared to 39.06% for the same quarter a year ago.

Income Taxes

The effective tax rate for the second quarter of 2023 was 9.2% compared to 21.4% for the second quarter of 2022. The effective tax rate includes the impact of alternative energy investments and low-income housing tax credits.

Year-to-Date Statement of Operations Review

Net income for the six months ended June 30, 2023, was $189.2 million, an increase of $25.2 million, or 15.4%, compared to net income of $164.0 million for the same period a year ago. Diluted earnings per share was $2.60 compared to $2.17 per share for the same period a year ago. The net interest margin for the six months ended June 30, 2023, was 3.59% compared to 3.39% for the same period a year ago.

Return on average stockholders’ equity was 14.92% and return on average assets was 1.71% for the six months ended June 30, 2023, compared to a return on average stockholders’ equity of 13.54% and a return on average assets of 1.58% for the same period a year ago. The efficiency ratio for the six months ended June 30, 2023, was 42.79% compared to 39.77% for the same period a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the six months ended June 30, 2023, and 2022. Average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Six months ended June 30,
	2023			2022
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(In thousands)
Interest-earning assets:
Total loans (1)	$18,375,402	$534,657	5.87%	$17,236,850	$347,116	4.06%
Investment securities	1,555,177	24,134	3.13	1,212,170	10,576	1.76
Federal Home Loan Bank stock	17,856	602	6.80	17,250	516	6.03
Interest-bearing deposits	1,080,158	26,098	4.87	1,410,884	3,271	0.47
Total interest-earning assets	21,028,593	585,491	5.61	19,877,154	361,479	3.67
Non-interest earning assets:
Cash and due from banks	224,072			166,901
Other non-earning assets	1,151,590			1,074,792
Total non-interest earning assets	1,375,662			1,241,693
Less: Allowance for loan losses	(145,811)			(141,347)
Deferred loan fees	(6,583)			(4,823)
Total assets	$22,251,861			$20,972,677

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,339,735	$15,659	1.35%	$2,430,141	$1,292	0.11%
Money market accounts	3,211,795	36,412	2.29	5,055,017	10,338	0.41
Savings accounts	1,007,753	2,405	0.48	1,130,551	393	0.07
Time deposits	8,516,156	144,149	3.41	5,084,212	11,784	0.47
Total interest-bearing deposits	15,075,439	198,625	2.66	13,699,921	23,807	0.35

Other borrowings	415,317	9,903	4.81	63,011	455	1.46
Long-term debt	119,136	2,995	5.07	119,136	2,863	4.85
Total interest-bearing liabilities	15,609,892	211,523	2.73	13,882,068	27,125	0.39

Non-interest bearing liabilities:
Demand deposits	3,812,229			4,376,246
Other liabilities	272,396			271,105
Total equity	2,557,344			2,443,258
Total liabilities and equity	$22,251,861			$20,972,677

Net interest spread			2.88%			3.27%
Net interest income		$373,968			$334,354
Net interest margin			3.59%			3.39%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the six months ended June 30, 2023 and 2022:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Six months ended June 30,
	2023-2022
	Increase/(Decrease) in
	Net Interest Income Due to:
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$24,247	$163,294	$187,541
Investment securities	3,614	9,944	13,558
Federal Home Loan Bank stock	19	67	86
Deposits with other banks	(955)	23,782	22,827
Total changes in interest income	26,925	197,087	224,012

Interest-bearing liabilities:
Interest-bearing demand accounts	(51)	14,419	14,368
Money market accounts	(5,100)	31,173	26,073
Savings accounts	(48)	2,060	2,012
Time deposits	12,804	119,561	132,365
Other borrowed funds	6,695	2,753	9,448
Long-term debts	—	132	132
Total changes in interest expense	14,300	170,098	184,398

Changes in net interest income	$12,625	$26,989	$39,614

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Balance Sheet Review

Assets

Total assets were $23.03 billion as of June 30, 2023 an increase of $1.08 billion or 4.9% from $21.95 billion as of December 31, 2022.

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

The amortized cost of the Company’s AFS debt securities exclude accrued interest, which is included in “accrued interest income” on the Consolidated Balance Sheets. The Company has made an accounting policy election not to measure an allowance for credit losses for accrued interest receivables on AFS debt securities since the Company timely reverses any previously accrued interest when the debt security remains in default for an extended period. As each AFS debt security has a unique security structure, where the accrual status is clearly determined when certain criteria listed in the terms are met, the Company assesses the default status of each security as defined by the debt security’s specific security structure. At June 30, 2023, no AFS debt securities were in default.

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

Securities available-for-sale represented 6.5% of total assets as of June 30, 2023, compared to 6.8% of total assets as of December 31, 2022. Securities available-for-sale were $1.49 billion as of June 30, 2023, compared to $1.47 billion as of December 31, 2022.

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of June 30, 2023, and December 31, 2022:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$272,485	$—	$447	$272,038
U.S. government agency entities	55,485	190	132	55,543
U.S. government sponsored entities	33,709	—	95	33,614
Mortgage-backed securities	943,270	46	121,072	822,244
Collateralized mortgage obligations	33,051	—	3,548	29,503
Corporate debt securities	268,616	6	16,694	251,928
Foreign debt securities	22,741	3	293	22,451
Total	$1,629,357	$245	$142,281	$1,487,321

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$241,611	$—	$1,111	$240,500
U.S. government agency entities	63,347	384	121	63,610
U.S. government sponsored entities	30,000	—	—	30,000
Mortgage-backed securities	993,883	194	126,983	867,094
Collateralized mortgage obligations	34,552	—	3,491	31,061
Corporate debt securities	258,780	112	17,809	241,083
Total	$1,622,173	$690	$149,515	$1,473,348

For additional information, see Note 8 to the Company’s unaudited Consolidated Financial Statements.

Securities available-for-sale having a carrying value of $235.1 million as of June 30, 2023, and $145.7 million as of December 31, 2022, were pledged to secure public deposits and other borrowings.

Equity Securities

The Company recognized an unrealized net gain of $10.7 million for the three months ended June 30, 2023, due to the increase in fair value of equity investments with readily determinable fair values compared to a net loss of $1.0 million for the three months ended June 30, 2022. The Company recognized a net gain of $15.5 million for the six months ended June 30, 2023 due to the increase in fair value of equity investments with readily determinable fair values compared to a net gain of $5.0 million for the six months ended June 30, 2022. Equity securities were $37.7 million and $22.2 million as of June 30, 2023, and December 31, 2022, respectively.

Loans

Gross loans were $18.95 billion at June 30, 2023, an increase of $698.8 million, or 3.8%, from $18.25 billion at December 31, 2022. The increase was primarily due to an increase of $499.8 million, or 5.7% in commercial mortgage loans, and an increase of $289.5 million, or 5.5% in residential mortgage loans, offset, in part, by a decrease of $52.5 million, or 16.2%, in home equity loans, and a decrease of $37.7 million, or 6.7% in Real estate construction loans. For the second quarter of 2023, total loans, increased by $635.5. million or 13.9% annualized.

The loan balances and composition at June 30, 2023, compared to December 31, 2022 are set forth below:

	June 30, 2023	% of Gross Loans	December 31, 2022	% of Gross Loans	% Change
	(in thousands)

Commercial loans	$3,317,868	17.5%	$3,318,778	18.2%	(0.0% )
Real estate construction loans	521,673	2.8	559,372	3.1	(6.7)
Commercial mortgage loans	9,293,475	49.0	8,793,685	48.2	5.7
Residential mortgage loans and equity lines	5,814,521	30.7	5,577,500	30.5	4.2
Installment and other loans	5,257	0.0	4,689	—	12.1
Gross loans	$18,952,794	100%	$18,254,024	100%	3.8%
Allowance for loan losses	(155,109)		(146,485)		5.9
Unamortized deferred loan fees	(9,497)		(6,641)		43.0
Total loans, net	$18,788,188		$18,100,898		3.8%

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

The ratio of non-performing assets to total assets was 0.3% as of June 30, 2023, compared to 0.5% as of December 31, 2022. Total non-performing assets decreased $5.5 million, or 6.5%, to $79.0 million at June 30, 2023, compared to $84.5 million at December 31, 2022, primarily due to a decrease of $5.6 million, or 48.5%, in accruing loans past due 90 days or more.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets were 0.42% as of June 30, 2023, compared to 0.46% as of December 31, 2022. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 220.9% as of June 30, 2023, from 193.0% as of December 31, 2022.

The following table sets forth the changes in non-performing assets and accruing modifications to borrowers experiencing financial difficulties as of June 30, 2023, compared to December 31, 2022, and to June 30, 2022 and TDRs as of December 31, 2022, and June 30, 2022:

	June 30, 2023	December 31, 2022	% Change	June 30, 2022	% Change
	(in thousands)
Non-performing assets
Accruing loans past due 90 days or more	$5,968	$11,580	(48)	$1,737	244
Non-accrual loans:
Commercial mortgage loans	39,558	34,096	16	15,141	161
Commercial loans	17,574	25,772	(32)	27,849	(37)
Residential mortgage loans	11,872	8,978	32	17,583	(32)
Installment and other loans	—	8	(100)	79	(100)
Total non-accrual loans	$69,004	$68,854	0	$60,652	14
Total non-performing loans	74,972	80,434	(7)	62,389	20
Other real estate owned	4,067	4,067	-	4,067	-
Total non-performing assets	$79,039	$84,501	(6)	$66,456	19
Accruing loan modifications to borrowers experiencing financial difficulties [1]	$—	$—	—	$—	—
Accruing troubled debt restructurings (TDRs)	$—	$15,145	(100)	$12,675	(100)

Allowance for loan losses	$155,109	$146,485	6	$148,772	4
Allowance for unfunded loan commitments	$10,525	$8,730	21	$6,136

Total gross loans outstanding, at period-end	$18,952,794	$18,254,024	4	$17,787,888	7

Allowance for loan losses to non-performing loans, at period-end	206.89%	182.12%		238.46%
Allowance for credit losses to non-performing loans, at period-end	220.93%	192.97%		248.29%
Allowance for loan losses to gross loans, at period-end	0.82%	0.80%		0.84%

[1] Current period modifications to borrowers experiencing financial difficulties are reported in accordance with the new guidance under ASU 2022-02.

Non-accrual Loans

As of June 30, 2023, total non-accrual loans were $69.0 million, an increase of $0.1 million, or 0.1%, from $68.9 million at December 31, 2022, and an increase of $8.3 million, or 13.7%, from $60.7 million at June 30, 2022. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly.

The following tables set forth the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	June 30, 2023		December 31, 2022
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$14,461	$13,153	$9,215	$1,998
Commercial real estate	36,969	—	33,859	—
Land	—	—	—	2,518
Personal property (UCC)	—	4,421	8	21,256
Total	$51,430	$17,574	$43,082	$25,772

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans, equity lines and installment & other loans.

	June 30, 2023		December 31, 2022
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$37,875	$10	$32,206	$50
Wholesale/Retail	1,698	4,306	1,907	11,628
Food/Restaurant	81	58	85	479
Import/Export	—	13,200	—	13,382
Other	11,776	—	8,884	233
Total	$51,430	$17,574	$43,082	$25,772

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans, equity lines and installment & other loans.

For non-accrual loans, the amounts previously charged-off represent 17.5% of the contractual balances for non-accrual loans as of June 30, 2023 and 14.1% as of December 31, 2022. As of June 30, 2023, $51.4 million, or 74.5%, of the $69.0 million of non-accrual loans were secured by real estate compared to $43.1 million, or 62.6%, of the $68.9 million of non-accrual loans that were secured by real estate as of December 31, 2022. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

As of June 30, 2023, $5.7 million of the $155.1 million allowance for loan losses was allocated for non-accrual loans and $149.4 million was allocated to the general allowance.

The allowance for loan losses to non-performing loans was 206.89% as of June 30, 2023, compared to 182.12% as of December 31, 2022, primarily due to a decrease in the loan 90 days or more past due still accruing loans. After January 1, 2023, non-accrual loans also include those modified loans to borrowers experiencing financial difficulty that do not qualify for accrual status. Prior to January 1, 2023 non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents non-accrual loans and the related allowance as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance:
Commercial loans	$17,132	$4,598	$—
Commercial mortgage loans	49,759	39,558	—
Residential mortgage loans and equity lines	12,618	11,872	—
Subtotal	$79,509	$56,028	$—

With allocated allowance:
Commercial loans	$14,296	$12,976	$5,664
Subtotal	$14,296	$12,976	$5,664
Total non-accrual loans	$93,805	$69,004	$5,664

	December 31, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance:
Commercial loans	$27,341	$12,949	$—
Commercial mortgage loans	37,697	32,205	—
Residential mortgage loans and equity lines	9,626	8,978	—
Installment and other loans	9	8	—
Subtotal	$74,673	$54,140	$—

With allocated allowance:
Commercial loans	$14,643	$12,823	$3,734
Commercial mortgage loans	1,896	1,891	207
Subtotal	$16,539	$14,714	$3,941
Total non-accrual loans	$91,212	$68,854	$3,941

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

As of June 30, 2023, construction loans of $365.6 million were disbursed with pre-established interest reserves of $46.0 million, compared to $443.9 million with pre-established interest reserves of $54.5 million at December 31, 2022.  The balance for construction loans with interest reserves that have been extended was $15.3 million with pre-established interest reserves of $0.5 million at June 30, 2023, compared to $34.4 million with pre-established interest reserves of $1.0 million at December 31, 2022.  Land loans of $38.5 million were disbursed with pre-established interest reserves of $0.8 million at June 30, 2023, compared to $48.6 million of land loans disbursed with pre-established interest reserves of $1.6 million at December 31, 2022.  There were no land loans with interest reserves which have been extended as of June 30, 2023, compared to $0.9 million in land loans with interest reserves which have been extended with pre-established interest reserves of $58 thousand at December 31, 2022.

At June 30, 2023 and December 31, 2022, the Bank had no loans on non-accrual status with available interest reserves.  At June 30, 2023 and December 31, 2022, there were zero non-accrual non-residential construction loans, residential construction loans, and land loans that were originated with pre-established interest reserves.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of the property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with clients located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; and Las Vegas, Nevada. The Company also has loan clients in Hong Kong. The Company has no specific industry concentration, and generally our loans are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of June 30, 2023, or as of December 31, 2022.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 25% and 27% of the Bank’s total risk-based capital as of June 30, 2023, and December 31, 2022, respectively. Total CRE loans represented 282.2% of total risk-based capital as of June 30, 2023, and 287.1% as of December 31, 2022 which were within the Bank’s internal limit of 400%, of total capital.

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

The allowance for loan losses was $155.1 million and the allowance for off-balance sheet unfunded credit commitments was $10.5 million at June 30, 2023, which represented the amount estimated by management to be appropriate to absorb expected credit losses inherent in the loan portfolio, including unfunded credit commitments. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $165.6 million at June 30, 2023, compared to $155.2 million at December 31, 2022. The allowance for loan losses represented 0.82% of period-end gross loans and 206.89% of non-performing loans at June 30, 2023. The comparable ratios were 0.90% of period-end gross loans and 193.0% of non-performing loans at December 31, 2022.

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

In calculating our allowance for credit losses in the second quarter of 2023, the change in Moody’s forecast of future GDP, unemployment rates, CRE and home price indexes, did not result in a significant impact to the increase in the allowance for credit losses. The increase in the allowance for credit losses was primarily due to loan growth during the quarter. Our methodology and framework along with the 8-quarter reasonable and supportable forecast period and the 4-quarter reversion period have remained consistent since the implementation of CECL on January 1, 2021. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.

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

Our allowance for credit losses is sensitive to a number of inputs, including macroeconomic forecast assumptions and credit rating migrations during the period. Our macroeconomic forecasts used in determining the June 30, 2023, allowance for credit losses consisted of three scenarios as provided by an outside forecaster. Because the December 2022 baseline scenario did not forecast a recession in the forecast period, we increased the weighing of the downside scenario to reflect our expectations that a recession in the forecast period was more likely than not. The baseline scenario reflects modest ongoing GDP growth and a modest increase in the unemployment rate peaking at 3.1% in the first quarter of 2025. Relative to the baseline scenario, the upside scenario reflects higher GDP growth and lower unemployment rates with the stronger economy resulting in slightly higher inflation, though the Federal Reserve is projected to cut the Fed funds rate starting in the first quarter of 2024. The downside scenario contemplates a recession due to the weakening economy as concerns about inflation keep the Fed funds rate elevated, increasing to 5.1% in the fourth quarter of 2023, resulting in negative GDP growth for three quarters peaking at 3.6% in the third quarter of 2023, rising unemployment that peaks at 3.2% in the third quarter of 2024, and a decline in CRE prices and residential home prices of over 5% and 1%, respectively, during the forecast period. As of June 30, 2023, we placed the most weight on our downside scenario, with the remaining weighting mainly on the baseline scenario and a small weighting on the upside scenario.

Keeping all other factors constant, we estimate that if we had applied 100% weighting to the downside scenario, the allowance for credit losses as of June 30, 2023, would have been approximately $51.8 million higher. This estimate is intended to reflect the sensitivity of the allowance for credit losses to changes in our scenario weights and is not intended to be indicative of future changes in the allowance for credit losses.

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

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Allowance for loan losses
Balance at beginning of period	$144,884	$145,786	$146,485	$136,157
Provision for expected credit losses on loans	12,205	2,768	15,460	12,107
Charge-offs:
Commercial loans	(2,352)	(50)	(6,263)	(271)
Real estate loans	(130)	(1)	(4,120)	—
Installment and other loans	(1)	—	(7)	(1)
Total charge-offs	(2,483)	(51)	(10,390)	(272)
Recoveries:
Commercial loans	442	175	953	534
Construction loans	—	—	—	6
Real estate loans	61	94	2,601	240
Total recoveries	503	269	3,554	780
Balance at the end of period	$155,109	$148,772	$155,109	$148,772

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$13,575	$6,404	$8,730	$7,100
(Reversal)/provision for expected credit losses on unfunded credit commitments	(3,050)	(268)	1,795	(964)
Balance at the end of period	$10,525	$6,136	$10,525	$6,136

Average loans outstanding during the period	$18,503,889	$17,530,650	$18,375,402	$17,236,850
Total gross loans outstanding, at period-end	$18,952,794	$17,787,888	$18,952,794	$17,787,888
Total non-performing loans, at period-end	$74,972	$62,389	$74,972	$62,389
Ratio of net charge-offs/(recoveries) to average loans outstanding during the period	0.04%	(0.00%)	0.08%	(0.01%)
Provision for expected credit losses to average loans outstanding during the period	0.20%	0.06%	0.19%	0.13%
Allowance for credit losses to non-performing loans, at period-end	220.93%	248.29%	220.93%	248.29%
Allowance for credit losses to gross loans, at period-end	0.87%	0.87%	0.87%	0.87%

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	June 30, 2023		December 31, 2022
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	(In thousands)
Type of Loan:
Commercial loans	$50,579	17.8%	$49,435	18.2%
Real estate construction loans	12,751	3.1	10,417	3.4
Commercial mortgage loans	73,547	48.2	68,366	48.2
Residential mortgage loans and equity lines	18,214	30.9	18,232	30.2
Installment and other loans	18	0.0	35	0.0
Total loans	$155,109	100%	$146,485	100%

The allowance allocated to commercial loans increased $1.2 million, or 2.4%, to $50.6 million at June 30, 2023, from $49.4 million at December 31, 2022. The increase is due primarily to the higher risk rating as a result of higher unemployment growth rate.

The allowance allocated to real estate construction loans increased $2.4 million, or 23.1%, to $12.8 million at June 30, 2023, from $10.4 million at December 31, 2021. The increase is due primarily to higher risk rating as a result of higher unemployment growth rate.

The allowance allocated to commercial mortgage loans increased $5.1 million, or 7.5%, to $73.5 million at June 30, 2023, from $68.4 million at December 31, 2022. The increase is due primarily to an increase in commercial mortgage loans and an increase in the expected life for multifamily loans as a result of our annual CECL recalibration.

The allowance allocated for residential mortgage loans and equity lines remained the same at $18.2 million as of June 30, 2023, compared to $18.2 million at December 31, 2022.

Deposits

Total deposits were $19.10 billion as of June 30, 2023, an increase of $591.2 million, or 3.2% from $18.51 billion as December 31, 2022.

Total uninsured deposits were $8.42 billion as of June 30, 2023, decreased approximately $0.79 billion, from $9.21 billion as of December 31, 2022. Excluding $0.94 billion in collateralized deposits, the uninsured and uncollateralized deposits of $7.49 billion was 39.2% of total deposits as of June 30, 2023. Our unused borrowing capacity from the Federal Home Loan Bank as of June 30, 2023 was $6.05 billion and unpledged securities at June 30, 2023 was $1.25 billion. These sources of available liquidity, including cash and short term investments, were more than 100% of uninsured and uncollateralized deposits as of June 30, 2023.

The following table sets forth the deposit mix as of the dates indicated:

	June 30, 2023		December 31, 2022
	Amount	Percentage	Amount	Percentage
	(In thousands)
Deposits
Non-interest-bearing demand deposits	$3,561,237	18.6%	$4,168,989	22.5%
NOW deposits	2,404,470	12.6	2,509,736	13.6
Money market deposits	3,033,868	15.9	3,812,724	20.6
Savings deposits	1,131,602	5.9	1,000,460	5.4
Time deposits	8,965,826	47.0	7,013,370	37.9
Total deposits	$19,097,003	100.0%	$18,505,279	100.0%

The following table sets forth the maturity distribution of time deposits at June 30, 2023:

	At June 30, 2023
	Time Deposits - under $250,000	Time Deposits - $250,000 and over	Total Time Deposits
	(In thousands)
Three months or less	$854,747	$1,071,950	$1,926,697
Over three to six months	1,077,442	1,678,042	2,755,484
Over six to twelve months	1,691,827	2,536,868	4,228,695
Over twelve months	26,790	28,160	54,950
Total	$3,650,806	$5,315,020	$8,965,826

Percent of total deposits	19.1%	27.8%	46.9%

Borrowings

Borrowings include Federal funds purchased, funds obtained as advances from the FHLB of San Francisco, and borrowings from other financial institutions.

Borrowings from the FHLB – There were no over-night borrowings from the FHLB as of June 30, 2023, and $150.0 million in over-night borrowings as of December 31, 2022. Advances from the FHLB were $815.0 million at a weighted average rate of 5.31% as of June 30, 2023, and $335.0 million at a weighted average rate of 4.54% as of December 31, 2022. As of June 30, 2023, final maturity for the FHLB advances were $800.0 million in July 2023 and $15.0 million in September 2024. Our unused borrowing capacity from the Federal Home Loan Bank as of June 30, 2023 was $6.05 billion and unpledged securities at June 30, 2023 was $1.25 billion.  Our unused borrowing capacity from the Federal Home Loan Bank as of June 30, 2023 was $6.05 billion and unpledged securities at June 30, 2023 was $1.25 billion.

Junior Subordinated Notes – At June 30, 2023, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 7.19%, compared to $119.1 million with a weighted average rate of 4.01% at December 31, 2022. The Junior Subordinated Notes have a stated maturity term of 30 years.

For additional information, see Note 11 to the Company’s unaudited Consolidated Financial Statements.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of June 30, 2023. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts:

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$8,910,876	$52,700	$2,222	$28	$8,965,826
Advances from the Federal Home Loan Bank	800,000	15,000	—	—	815,000
Other borrowings	—	—	—	22,428	22,428
Long-term debt	—	—	—	119,136	119,136
Operating leases	11,000	15,215	8,216	1,839	36,270
Total contractual obligations and other commitments	$9,721,876	$82,915	$10,438	$143,431	$9,958,660

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

Capital Resources

Total equity was $2.60 billion as of June 30, 2023, an increase of $128.6 million, from $2.47 billion as of December 31, 2022, primarily due to net income of $189.2 million, other comprehensive income of $3.2 million, stock-based compensation of $3.0 million, proceeds from dividend reinvestment of $1.8 million and stock issued to directors of $0.9 million, offset by, common stock cash dividends of $49.3 million, purchases of treasury stock of $16.7 million, and shares withheld related to net share settlement of RSUs of $3.5 million.

The following table summarizes changes in total equity for the six months ended June 30, 2023:

Six months ended
June 30, 2023
(In thousands)
Net income	$189,227
Proceeds from shares issued through the Dividend Reinvestment Plan	1,834
Shares withheld related to net share settlement of RSUs	(3,527)
Purchase of treasury stock	(16,692)
Stock issued to directors	850
RSU vested	1
Share-based compensation	2,958
Cash dividends paid to common stockholders	(49,266)
Other comprehensive income	3,246
Net increase in total equity	$128,631

Capital Adequacy Review

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The following tables set forth actual and required capital ratios as of June 30, 2023 and December 31, 2022 for Bancorp and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2022 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(In thousands)
June 30, 2023

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,309,128	12.38	$1,305,924	7.00	$1,212,643	6.50
Cathay Bank	2,382,326	12.80	1,303,002	7.00	1,209,931	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,309,128	12.38	1,585,764	8.50	1,492,484	8.00
Cathay Bank	2,382,326	12.80	1,582,217	8.50	1,489,145	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,590,262	13.88	1,958,885	10.50	1,865,605	10.00
Cathay Bank	2,547,960	13.69	1,954,503	10.50	1,861,432	10.00

Leverage Ratio
Cathay General Bancorp	2,309,128	10.45	884,215	4.00	1,105,269	5.00
Cathay Bank	2,382,326	10.78	883,612	4.00	1,104,515	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(In thousands)
December 31, 2022

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,182,066	12.21	$1,250,914	7.00	$1,161,563	6.50
Cathay Bank	2,276,830	12.75	1,250,461	7.00	1,161,142	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,182,066	12.21	1,518,967	8.50	1,429,616	8.00
Cathay Bank	2,276,830	12.75	1,518,417	8.50	1,429,098	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,452,781	13.73	1,876,371	10.50	1,787,020	10.00
Cathay Bank	2,432,045	13.61	1,875,691	10.50	1,786,373	10.00

Leverage Ratio
Cathay General Bancorp	2,182,066	10.08	865,470	4.00	1,081,838	5.00
Cathay Bank	2,276,830	10.53	864,918	4.00	1,081,148	5.00

As of June 30, 2023, capital levels at Bancorp and the Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of June 30, 2023 at Bancorp and the Bank exceed the minimum levels necessary to be considered “well capitalized.”

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

The Company declared a cash dividend of $0.34 per share on 75,535,827 shares outstanding on May 18, 2023, for distribution to holders of our common stock on June 09, 2023. The Company paid total cash dividends of $24.7 million in the second quarter of 2023.

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

The Company offers various interest rate derivative contracts to its clients. When derivative transactions are executed with its clients, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with clients throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements. As of June 30, 2023 and December 31, 2022, the Company had outstanding interest rate derivative contracts with certain clients and third-party financial institutions with a notional amount of $640.4 million and $595.4 million, respectively, with a fair value of $50.0 million and $50.0 million, respectively, for both clients and third-party financial institutions. As of June 30, 2023, there were no interest rate swaps cleared through the CCP. As of December 31, 2022, the notional amount of $205.6 million of interest rate swaps cleared through the CCP. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $20.2 million as of December 31, 2022. The decrease in interest rate swaps cleared through the CCP is a result of the Company moving to SOFR based swaps and no longer entering into Libor based swaps that are cleared through CCP.

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Company early terminated these cash flow derivative swaps in 2022 and realized a gain of $4.0 million for the year ended December 31, 2022 and is recognizing the amount as a reduction of long-term debt interest expense over the remaining life of the swaps on a straight-line basis. As of December 31, 2022, the ineffective portion of these interest rate swaps was not significant. The periodic net settlement of the interest rate swaps included in interest expense was a net gain of $484 thousand for the three months ended June 30, 2022 and a net gain of $1.2 million for the six months ended June 30,2022.

As of June 30, 2023, the Bank’s outstanding fair value interest rate swap contracts matched to individual fixed-rate commercial real estate loans had a notional amount of $90.0 million with a fair value of $6.1 million and various terms from three to ten years. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of June 30, 2023, and 2022, the ineffective portion of these interest rate swaps was not significant.

The Company has designated as a partial-term hedging election $668.6 million notional with a fair value of $25.8 million, as last-of-layer hedge on pools of loans with a notational value of $1.17 billion as of June 30, 2023. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month LIBOR or 1-Month Term SOFR interest rate swaps to convert the last-of-layer $668.6 million portion of $1.17 billion fixed rate loan pools in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranches. As of June 30, 2023, the last-of-layer loan tranche had a fair value loss basis adjustment of $24.7 million. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps have been assigned by the counterparties to a derivative clearing organization and daily margin is indirectly maintained with the derivative clearing organization. There was no cash collateral deposit posted by Bancorp related to fair value derivative contracts as of June 30, 2023 or December 31, 2022.

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of June 30, 2023, and December 31, 2022, were as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Fair value swap hedges:
Notional	$758,655	$874,034
Weighted average fixed rate-pay	1.82%	2.12%
Weighted average variable rate spread	0.38%	0.68%
Weighted average variable rate-receive	5.19%	2.61%

Unrealized gain/(loss), net of taxes (1)	$31,954	$38,589

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Periodic net settlement of swaps (2)	$7,070	$484	$13,406	$1,172

(1) the amount is included in other non-interest income.
(2) the amount of periodic net settlement of interest rate swaps was included in interest income.

Included in the total notional amount of $758.7 million of the fair value interest rate contracts entered into with financial counterparties as of June 30, 2023, was a notional amount of $448.1 million of interest rate swaps that cleared through the CCP. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $18.8 million as of June 30, 2023.The Company enters into foreign exchange forward contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit or foreign exchange contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit and foreign exchange contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of June 30, 2023, and December 31, 2022, not including interest rate swaps cleared through the CCP, were as follows:

Derivative financial instruments not designated as hedging instruments:	June 30, 2023	December 31, 2022
	(In thousands)
Notional amounts:
Forward, and swap contracts with positive fair value	$890,093	$72,996
Forward, and swap contracts with negative fair value	$689,593	$170,213
Fair value:
Forward, and swap contracts with positive fair value	$50,663	$448
Forward, and swap contracts with negative fair value	$(50,647)	$(942)

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and client credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of June 30, 2023, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 13.5% compared to 13.7% as of December 31, 2022.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At June 30, 2023, the Bank had an approved credit line with the FHLB of San Francisco totaling $7.71 billion. Total advances from the FHLB of San Francisco were $815.0 million and standby letters of credit issued by the FHLB on the Company’s behalf were $807.1 million as of June 30, 2023. These borrowings bear fixed rates and are secured by the Bank’s loans. See Note 11 to the Consolidated Financial Statements. At June 30, 2023, the Bank pledged $503.1 thousand of its commercial loans and $1.3 million of securities to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $1.6 million from the Federal Reserve Bank Discount Window at June 30, 2023.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At June 30, 2023, investment securities totaled $1.49 billion, with $235.1 million pledged as collateral for borrowings and other commitments. The remaining balance was available as additional liquidity or to be pledged as collateral for additional borrowings. At June 30, 2023, $1.10 billion of unpledged treasuries, U.S. agency securities, U.S. agency mortgage-backed securities or CMO based on current cost are available for pledging to the Federal Reserve Bank’s Bank Term Funding Program.

Approximately 99.4% of our time deposits mature within one year or less as of June 30, 2023. Management anticipates that these deposits will reprice higher as a result of the increases in the target Fed funds rate that started in early 2022. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. As of June 30, 2023, management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $81.0 million and $130.0 million during the second quarter of 2023 and 2022, respectively.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2023:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
200	9.9	-8.0
100	4.9	-3.9
-100	-5.9	2.8
-200	-13.6	8.7

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

There has not been any change in our internal control over financial reporting that occurred during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.      RISK FACTORS.

Except as set forth below, there have been no material change to the risk factors as previously disclosed in Part I, Item 1A, of the Company’s 2022 Form 10-K. In addition to the below information and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Part I, Item 1A, of the Company’s 2022 Form 10-K, which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risk factors disclosed in the 2022 Form 10-K, as supplemented by the below, are not the only risks facing the Company. Additional risks and uncertainties, including those not presently known to the Company or that the Company presently believes not to be material, could also materially and adversely affect the Company’s business, financial condition, and results of operations and stock price.

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

None.

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

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

Exhibit 101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document*

____________________

+	Filed herewith.

++	Furnished herewith.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp
(Registrant)

Date: August 8, 2023
/s/ Chang M. Liu
Chang M. Liu
President and Chief Executive Officer

Date: August 8, 2023
/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and
Chief Financial Officer