Form 10-Q
period 2023-09-30
CATHAY GENERAL BANCORP
filed 2023-11-08
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number	001-31830

CATHAY GENERAL BANCORP

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CATY	Nasdaq Global Select Market

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

Common stock, $.01 par value, 72,648,863 shares outstanding as of October 31, 2023.

    CATHAY GENERAL BANCORP AND SUBSIDIARIES

3RD QUARTER 2023 REPORT ON FORM 10-Q

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

   PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
	(In thousands, except share data)
Assets
Cash and due from banks	$145,580	$195,440
Short-term investments and interest-bearing deposits	1,017,354	966,962
Securities available-for-sale (amortized cost of $1,684,951 at September 30, 2023 and $1,622,173 at December 31, 2022)	1,508,798	1,473,348
Loans	19,023,822	18,254,024
Less: Allowance for loan losses	(154,619)	(146,485)
Unamortized deferred loan fees, net	(9,521)	(6,641)
Loans, net	18,859,682	18,100,898
Equity securities	31,456	22,158
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	14,407	4,067
Affordable housing investments and alternative energy partnerships, net	332,903	327,128
Premises and equipment, net	91,033	94,776
Customers’ liability on acceptances	16,900	2,372
Accrued interest receivable	90,875	82,428
Goodwill	375,696	375,696
Other intangible assets, net	4,725	5,757
Right-of-use assets - operating leases	30,586	29,627
Other assets	307,284	250,069
Total assets	$22,844,529	$21,947,976

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing demand deposits	$3,623,483	$4,168,989
Interest-bearing deposits:
NOW deposits	2,454,878	2,509,736
Money market deposits	3,222,612	3,812,724
Savings deposits	1,131,352	1,000,460
Time deposits	9,203,263	7,013,370
Total deposits	19,635,588	18,505,279
Advances from the Federal Home Loan Bank	15,000	485,000
Other borrowings of affordable housing investments	22,374	22,600
Long-term debt	119,136	119,136
Acceptances outstanding	16,900	2,372
Lease liabilities - operating leases	32,962	32,518
Other liabilities	363,833	307,031
Total liabilities	20,205,793	19,473,936
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 91,310,545 issued and 72,586,992 outstanding at September 30, 2023, and 91,090,614 issued and 72,742,151 outstanding at December 31, 2022	913	911
Additional paid-in-capital	986,074	981,119
Accumulated other comprehensive loss, net	(123,533)	(102,295)
Retained earnings	2,442,516	2,244,856
Treasury stock, at cost (18,723,553 shares at September 30, 2023, and 18,348,463 shares at December 31, 2022)	(667,234)	(650,551)
Total equity	2,638,736	2,474,040
Total liabilities and equity	$22,844,529	$21,947,976

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable	$293,108	$211,541	$827,765	$558,657
Investment securities	12,698	7,483	36,832	18,059
Federal Home Loan Bank stock	355	258	957	774
Deposits with banks	17,307	6,732	43,405	10,003
Total interest and dividend income	323,468	226,014	908,959	587,493

Interest Expense
Time deposits	90,022	10,218	234,171	22,002
Other deposits	38,207	13,871	92,683	25,894
Advances from Federal Home Loan Bank	6,779	2,941	14,875	3,396
Long-term debt	1,726	1,455	4,721	4,318
Short-term debt	1,094	—	2,901	—
Total interest expense	137,828	28,485	349,351	55,610

Net interest income before provision for credit losses	185,640	197,529	559,608	531,883
Provision for credit losses	7,000	2,000	24,255	13,143
Net interest income after provision for credit losses	178,640	195,529	535,353	518,740

Non-Interest Income
Net (losses)/gains from equity securities	(6,218)	(3,661)	9,298	1,358
Securities losses, net	—	—	(3,000)	—
Letters of credit commissions	1,738	1,609	4,972	4,767
Depository service fees	1,536	1,690	5,009	4,993
Wealth management fees	5,150	4,184	12,686	12,494
Other operating income	5,631	6,054	16,226	21,114
Total non-interest income	7,837	9,876	45,191	44,726

Non-Interest Expense
Salaries and employee benefits	38,774	34,677	114,048	107,453
Occupancy expense	5,851	5,975	16,883	17,150
Computer and equipment expense	4,387	3,509	12,899	9,762
Professional services expense	7,906	6,337	24,212	20,738
Data processing service expense	3,614	3,484	11,010	9,813
FDIC and regulatory assessments	3,063	2,003	9,230	5,999
Marketing expense	1,587	2,005	4,777	4,692
Other real estate owned expense	435	55	566	93
Amortization of investments in low income housing and alternative energy partnerships	23,157	11,949	60,497	27,471
Amortization of core deposit intangibles	250	250	1,059	724
Acquisition, integration and restructuring costs	—	59	—	4,086
Other operating expense	4,949	5,085	14,799	14,227
Total non-interest expense	93,973	75,388	269,980	222,208

Income before income tax expense	92,504	130,017	310,564	341,258
Income tax expense	10,133	30,982	38,966	78,217
Net income	$82,371	$99,035	$271,598	$263,041

Other Comprehensive Income/(Loss), net of tax
Net holding losses on securities available-for-sale	(24,043)	(43,191)	(19,915)	(115,612)
Net holding (losses)/gains on cash flow hedge derivatives	(441)	1,645	(1,323)	5,803
Total other comprehensive loss, net of tax	(24,484)	(41,546)	(21,238)	(109,809)
Total other comprehensive income	$57,887	$57,489	$250,360	$153,232

Net Income Per Common Share:
Basic	$1.14	$1.34	$3.74	$3.52
Diluted	$1.13	$1.33	$3.73	$3.50
Cash dividends paid per common share	$0.34	$0.34	$1.02	$1.02
Average Common Shares Outstanding:
Basic	72,568,518	73,956,052	72,546,149	74,743,941
Diluted	72,890,414	74,242,052	72,847,907	75,068,232

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three Months Ended	Shares	Amount	Capital	loss	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at June 30, 2023	72,563,169	$913	$983,233	$(99,049)	$2,384,817	$(667,243)	$2,602,671
Dividend Reinvestment Plan	23,397	—	865	—	—	—	865
Restricted stock units vested	426	—	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(11)	—	—	—	(11)
Purchases of treasury stock	—	—	—	—	—	9	9
Stock-based compensation	—	—	1,987	—	—	—	1,987
Cash dividends of $0.34 per share	—	—	—	—	(24,672)	—	(24,672)
Other comprehensive loss	—	—	—	(24,484)	—	—	(24,484)
Net income	—	—	—	—	82,371	—	82,371
Balance at September 30, 2023	72,586,992	$913	$986,074	$(123,533)	$2,442,516	$(667,234)	$2,638,736

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at June 30, 2022	74,421,884	$910	$976,547	$(71,328)	$2,098,122	$(572,719)	$2,431,532
Dividend Reinvestment Plan	21,880	1	919	—	—	—	920
Restricted stock units vested	47,736	—	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(849)	—	—	—	(849)
Purchases of treasury stock	(1,079,540)	—	—	—	—	(46,290)	(46,290)
Stock-based compensation	—	—	1,816	—	—	—	1,816
Cash dividends of $0.34 per share	—	—	—	—	(25,059)	—	(25,059)
Other comprehensive loss	—	—	—	(41,546)	—	—	(41,546)
Net income	—	—	—	—	99,035	—	99,035
Balance at September 30, 2022	73,411,960	$911	$978,433	$(112,874)	$2,172,098	$(619,009)	$2,419,559

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Nine Months Ended	Shares	Amount	Capital	loss	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2022	72,742,151	$911	$981,119	$(102,295)	$2,244,856	$(650,551)	$2,474,040
Dividend Reinvestment Plan	73,269	1	2,698	—	—	—	2,699
Restricted stock units vested	121,302	1	—	—	—	—	1
Stock issued to directors	25,360	—	850	—	—	—	850
Shares withheld related to net share settlement of RSUs	—	—	(3,538)	—	—	—	(3,538)
Purchases of treasury stock	(375,090)	—	—	—	—	(16,683)	(16,683)
Stock-based compensation	—	—	4,945	—	—	—	4,945
Cash dividends of $1.02 per share	—	—	—	—	(73,938)	—	(73,938)
Other comprehensive loss	—	—	—	(21,238)	—	—	(21,238)
Net income	—	—	—	—	271,598	—	271,598
Balance at September 30, 2023	72,586,992	$913	$986,074	$(123,533)	$2,442,516	$(667,234)	$2,638,736

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Nine Months Ended	Shares	Amount	Capital	loss	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2021	75,750,862	$909	$972,474	$(3,065)	$1,985,168	$(509,235)	$2,446,251
Dividend Reinvestment Plan	65,142	1	2,791	—	—	—	2,792
Restricted stock units vested	110,641	1	—	—	—	—	1
Stock issued to directors	19,780	—	849	—	—	—	849
Shares withheld related to net share settlement of RSUs	—	—	(2,864)	—	—	—	(2,864)
Purchases of treasury stock	(2,534,465)	—	—	—	—	(109,774)	(109,774)
Stock-based compensation	—	—	5,183	—	—	—	5,183
Cash dividends of $1.02 per share	—	—	—	—	(76,111)	—	(76,111)
Other comprehensive loss	—	—	—	(109,809)	—	—	(109,809)
Net income	—	—	—	—	263,041	—	263,041
Balance at September 30, 2022	73,411,960	$911	$978,433	$(112,874)	$2,172,098	$(619,009)	$2,419,559

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash Flows from Operating Activities
Net income	$271,598	$263,041
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	24,255	13,143
Deferred tax benefit	(12,079)	(713)
Depreciation and amortization	6,402	6,847
Amortization of right-of-use asset	7,258	7,446
Change in operating lease liabilities	444	(3,216)
Net gains on sale and transfer of other real estate owned	—	(6)
Net gains on sale of loans	—	(1)
Proceeds from sales of loans	—	33
Loss on sales or disposal of fixed assets	6	46
Amortization on alternative energy partnerships, venture capital and other investments	60,497	27,471
Net gain on sales of equity securities	(14)	(101)
Amortization/accretion of security premiums/discounts, net	(5,729)	2,875
Unrealized gain on equity securities	(9,298)	(1,257)
Write-off of AFS debt securities	3,000	—
Stock-based compensation and stock issued to officers as compensation	5,795	6,032
Net change in accrued interest receivable and other assets	(61,019)	(81,025)
Net change in other liabilities	27,813	125,345
Net cash provided by operating activities	318,929	365,960

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(472,303)	(583,992)
Proceeds from repayments, maturities and calls of investment securities available-for-sale	412,268	130,673
Proceeds from sale of equity securities	—	553
Benefits received from bank owned life insurance policies	—	4,013
Purchase of Federal Home Loan Bank stock	(21,550)	(9,776)
Redemption of Federal Home Loan Bank stock	21,550	9,776
Net increase in loans	(789,465)	(1,122,519)
Purchase of premises and equipment	(1,633)	(3,093)
Proceeds from sales of other real estate owned	—	307
Net increase in investment in affordable housing and alternative energy partnerships	(36,076)	(107)
Acquisition, net of cash acquired	—	(73,882)
Net cash used for investing activities	(887,209)	(1,648,047)

Cash Flows from Financing Activities
Increase/(decrease) in deposits	1,130,271	(58,316)
Net Advances from Federal Home Loan Bank	(470,000)	340,000
Cash dividends paid	(73,938)	(76,111)
Purchases of treasury stock	(16,683)	(109,774)
Proceeds from shares issued under Dividend Reinvestment Plan	2,700	2,793
Taxes paid related to net share settlement of RSUs	(3,538)	(2,864)
Net cash provided by financing activities	568,812	95,728

Increase/(decrease) in cash, cash equivalents, and restricted cash	532	(1,186,359)
Cash, cash equivalents, and restricted cash, beginning of the period	1,162,402	2,449,704

Cash, cash equivalents, and restricted cash, end of the period	$1,162,934	$1,263,345

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$336,722	$52,147
Income taxes paid	$60,332	$59,981
Non-cash investing and financing activities:
Net change in unrealized holding loss on securities available-for-sale, net of tax	$(19,915)	$(115,612)
Net change in unrealized holding (loss)/gain on cash flow hedge derivatives	$(1,323)	$5,803
Loans transferred from held-for-investment to held-for-sale	$—	$32
Transfers to other real estate owned from loans held-for-investment	$6,264	$—

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), ten limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of September 30, 2023, the Bank operates 24 branches in Southern California, 19 branches in Northern California, 9 branches in New York State, four in Washington State, two in Illinois, two in Texas, one in Maryland, Massachusetts, Nevada, and New Jersey, one in Hong Kong, and a representative office in Taipei, Beijing, and Shanghai. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Net income per common share previously reported for the third quarter of 2022 has been corrected.  The correction decreased basic and diluted net income per common share by $0.01 and $0.02, respectively.

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

The Company had average excess balance with FRBSF of $1.10 billion as of September 30, 2023 and $1.24 billion for the year ended December 31, 2022. As of September 30, 2023 and December 31, 2022, the Company had $84.9 million and $88.9 million, respectively, as cash margin that serves as collateral on deposit in a cash margin account for interest rate swaps of which $4.4 million and $8.2 million is restricted. As of September 30, 2023 and December 31, 2022, the Company held $24.6 million and $25.4 million, respectively, in a restricted escrow account with a major bank for its alternative energy investments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except share and per share data)

Net income	$82,371	$99,035	$271,598	$263,041

Weighted-average shares:
Basic weighted-average number of common shares outstanding	72,568,518	73,956,052	72,546,149	74,743,941
Dilutive effect of weighted-average outstanding common share equivalents:
RSUs	321,896	286,000	301,758	324,291
Diluted weighted-average number of common shares outstanding	72,890,414	74,242,052	72,847,907	75,068,232

Average restricted stock units with anti-dilutive effect	—	13,534	2,098	48,073
Earnings per common share:
Basic	$1.14	$1.34	$3.74	$3.52
Diluted	$1.13	$1.33	$3.73	$3.50

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

The following table presents RSU activity during the nine months ended September 30, 2023:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2022	202,059	$33.29	362,965	$31.56
Granted	85,120	37.97	123,504	38.41
Vested	(2,381)	35.19	(136,808)	34.21
Forfeited	(1,774)	42.52	—	—
Balance at September 30, 2023	283,024	$34.62	349,661	$32.94

The compensation expense recorded for RSUs was $2.0 million and $1.8 million for the three months ended September 30, 2023, and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the compensation expense recorded for RSUs was $5.0 million and $5.2 million, respectively. Unrecognized stock-based compensation expense related to RSUs was $11.9 million and $10.7 million as of September 30, 2023 and 2022, respectively. As of September 30, 2023, these costs are expected to be recognized over the next 2.0 years for time-based and performance-based RSUs.

As of September 30, 2023, 1,581,507 shares were available for future grants under the Company’s 2005 Incentive Plan, as amended and restated.

8. Investment Securities

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale as of September 30, 2023, and December 31, 2022

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$392,956	$41	$155	$392,842
U.S. government agency entities	51,018	144	161	51,001
U.S. government sponsored entities	33,709	—	89	33,620
Mortgage-backed securities	916,719	42	154,958	761,803
Collateralized mortgage obligations	32,015	—	4,317	27,698
Corporate debt securities	248,534	—	16,662	231,872
Foreign debt securities	10,000	—	38	9,962
Total	$1,684,951	$227	$176,380	$1,508,798

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$241,611	$—	$1,111	$240,500
U.S. government agency entities	63,347	384	121	63,610
U.S. government sponsored entities	30,000	—	—	30,000
Mortgage-backed securities	993,883	194	126,983	867,094
Collateralized mortgage obligations	34,552	—	3,491	31,061
Corporate debt securities	258,780	112	17,809	241,083
Total	$1,622,173	$690	$149,515	$1,473,348

As of September 30, 2023, the amortized cost of AFS debt securities excluded accrued interest receivables of $5.5 million, which are included in “accrued interest receivable” on the Consolidated Balance Sheets. For the Company’s accounting policy related to AFS debt securities’ accrued interest receivable, see Note 1 - Summary of Significant Accounting Policies – Securities Available for Sale – Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2022 Form 10-K.

The amortized cost and fair value of securities available-for-sale as of September 30, 2023, by contractual maturities, are set forth in the tables below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	September 30, 2023
	Securities Available-For-Sale
	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$442,957	$442,208
Due after one year through five years	241,407	225,644
Due after five years through ten years	154,327	142,157
Due after ten years	846,260	698,789
Total	$1,684,951	$1,508,798

Equity Securities - The Company recognized an unrealized net loss of $6.2 million for the three months ended September 30, 2023, due to a decrease in fair value of equity investments with readily determinable fair values compared to a net loss of $3.7 million for the three months ended September 30, 2022. The Company recognized a net gain of $9.3 million for the nine months ended September 30, 2023 due to the increase in fair value of equity investments with readily determinable fair values compared to a net gain of $1.3 million for the nine months ended September 30, 2022. Equity securities were $31.5 million and $22.2 million as of September 30, 2023, and December 31, 2022, respectively.

The following tables set forth the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of  September 30, 2023, and  December 31, 2022:

	September 30, 2023
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$49,153	$126	$49,804	$29	$98,957	$155
U.S. government agency entities	17,698	39	1,487	122	19,185	161
U.S. government sponsored entities	33,621	89	—	—	33,621	89
Mortgage-backed securities	17,695	642	743,568	154,316	761,263	154,958
Collateralized mortgage obligations	—	—	27,698	4,317	27,698	4,317
Corporate debt securities	68,285	1,715	163,586	14,947	231,871	16,662
Foreign debt securities	9,962	38	—	—	9,962	38
Total	$196,414	$2,649	$986,143	$173,731	$1,182,557	$176,380

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$240,500	$1,111	$—	$—	$240,500	$1,111
U.S. government agency entities	—	—	1,806	121	1,806	121
Mortgage-backed securities	394,123	33,042	452,739	93,941	846,862	126,983
Collateralized mortgage obligations	24,427	1,614	6,634	1,877	31,061	3,491
Corporate debt securities	109,995	3,256	100,977	14,553	210,972	17,809
Total	$769,045	$39,023	$562,156	$110,492	$1,331,201	$149,515

As of September 30, 2023, the Company had a total of 202 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting primarily of 161 mortgage-backed securities, and 24 Corporate debt securities. In comparison, as of December 31, 2022, the Company has a total of 195 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting primarily of 159 mortgage-backed securities, 22 Corporate debt securities, six U.S. treasury securities, five collateralized mortgage obligations and three U.S. government agency securities.

In March 2023, the Company recorded a $3.0 million write-off of its holdings of debt securities from the failed Signature Bank.

Allowance for Credit Losses

The securities that were in an unrealized loss position at September 30, 2023, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 - Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2022 Form 10-K.

The Company concluded the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell available-for-sale securities that have declined below their cost before their anticipated recovery. Accordingly, no allowance for credit losses was recorded as of September 30, 2023, against these securities, and there was no provision for credit losses recognized for the three and nine months ended September 30, 2023.

Securities available-for-sale having a carrying value of $132.2 million and $145.7 million as of September 30, 2023, and December 31, 2022, respectively, were pledged to secure public deposits and other borrowings.

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

The types of loans in the Company’s Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023	December 31, 2022
	(In thousands)

Commercial loans	$3,090,609	$3,318,778
Real estate construction loans	474,294	559,372
Commercial mortgage loans	9,511,805	8,793,685
Residential mortgage loans	5,685,844	5,252,952
Equity lines	253,826	324,548
Installment and other loans	7,444	4,689
Gross loans	$19,023,822	$18,254,024
Allowance for loan losses	(154,619)	(146,485)
Unamortized deferred loan fees, net	(9,521)	(6,641)
Total loans, net	$18,859,682	$18,100,898

As of September 30, 2023, recorded investment in non-accrual loans was $77.3 million. As of December 31, 2022, recorded investment in non-accrual loans totaled $68.9 million. For non-accrual loans, the amounts previously charged-off represent 6.2% and 14.1% of the contractual balances for non-accrual loans as of September 30, 2023 and December 31, 2022, respectively.

The following tables present the average recorded investment and interest income recognized on non-accrual loans for the period indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$13,147	$5	$18,982	$10
Real estate construction loans	11,266	—	3,797	—
Commercial mortgage loans	37,046	74	37,446	244
Residential mortgage loans and equity lines	13,214	—	11,652	—
Installment and other loans	—	—	1	—
Total non-accrual loans	$74,673	$79	$71,878	$254

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$26,809	$—	$28,691	$—
Commercial mortgage loans	18,861	191	28,878	508
Residential mortgage loans and equity lines	16,743	7	14,838	20
Installment and other loans	61	—	35	—
Total non-accrual loans	$62,474	$198	$72,442	$528

The following table presents non-accrual loans and the related allowance as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance:
Commercial loans	$26,116	$14,661	$—
Real estate construction loans	7,737	7,737	—
Commercial mortgage loans	42,020	32,539	—
Residential mortgage loans and equity lines	13,582	13,138	—
Subtotal	$89,455	$68,075	$—

With allocated allowance:
Real estate construction loans	$9,255	$9,255	$4,221
Total non-accrual loans	$98,710	$77,330	$4,221

	December 31, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance:
Commercial loans	$27,341	$12,949	$—
Commercial mortgage loans	37,697	32,205	—
Residential mortgage loans and equity lines	9,626	8,978	—
Installment and other loans	9	8	—
Subtotal	$74,673	$54,140	$—

With allocated allowance:
Commercial loans	$14,643	$12,823	$3,734
Commercial mortgage loans	1,896	1,891	207
Subtotal	$16,539	$14,714	$3,941
Total non-accrual loans	$91,212	$68,854	$3,941

The following tables present the aging of the loan portfolio by type as of September 30, 2023, and as of December 31, 2022:

	September 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$6,835	$3,634	$1,204	$14,661	$26,334	$3,064,275	$3,090,609
Real estate construction loans	—	—	—	16,992	16,992	457,302	474,294
Commercial mortgage loans	3,246	6,357	720	32,539	42,862	9,468,943	9,511,805
Residential mortgage loans and equity lines	4,663	10,681	—	13,138	28,482	5,911,188	5,939,670
Installment and other loans	6	—	—	—	6	7,438	7,444
Total loans	$14,750	$20,672	$1,924	$77,330	$114,676	$18,909,146	$19,023,822

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$8,192	$3,235	$10,208	$25,772	$47,407	$3,271,371	$3,318,778
Real estate construction loans	—	—	—	—	—	559,372	559,372
Commercial mortgage loans	25,772	—	1,372	34,096	61,240	8,732,445	8,793,685
Residential mortgage loans and equity lines	47,043	5,685	—	8,978	61,706	5,515,794	5,577,500
Installment and other loans	5	1	—	8	14	4,675	4,689
Total loans	$81,012	$8,921	$11,580	$68,854	$170,367	$18,083,657	$18,254,024

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

Upon adoption of ASU 2022-02, the Company establishes a specific reserve for individually evaluated loans that do not share similar risk characteristics with the loans included in the quantitative baseline. These individually evaluated loans are removed from the pooling approach for the quantitative baseline, and include non-accrual loans, loan modifications made to borrowers experiencing financial difficulty, and other loans as deemed appropriate by management. The Company applies the loan refinancing and restructuring guidance provided in ASU 2022-02 to determine whether a modification made to a borrower results in a new loan or a continuation of an existing loan.

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

The following tables set forth TDRs that were modified during the three and nine months ended September 30, 2022, and their specific reserves and charge-offs:

	Three Months Ended September 30, 2022				September 30, 2022
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	2	$2,572	$2,572	$—	$—
Residential mortgage loans and equity lines	4	1,466	1,442	—	3
Total	6	$4,038	$4,014	$—	$3

	Nine Months Ended September 30, 2022				September 30, 2022
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(In thousands)

Commercial loans	4	$6,115	$6,115	$—	$2,566
Commercial Mortgage loans	2	$2,572	$2,572	$—	$—
Residential mortgage loans and equity lines	8	2,190	2,162	—	4
Total	14	$10,877	$10,849	$—	$2,570

Modifications of the loan terms in the three and nine months ended September 30, 2023, were in the form of payment deferrals, term extensions, and interest rate reductions, or a combination thereof.

The following table presents the amortized cost of loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted and the financial effects of the modifications for the three and nine months ended September 30, 2023 by loan class and modification type:

	Three Months Ended September 30, 2023				Financial Effects of Loan Modifications
	Term Extension	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Rate Reduction	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	(In thousands)
Loan Type
Commercial loans	$1,489	$1,164	$2,653	0.09%	0.94	0.80	0.40
Total	$1,489	$1,164	$2,653

	Nine Months Ended September 30, 2023				Financial Effects of Loan Modifications
	Term Extension	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Rate Reduction	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	(In thousands)
Loan Type
Commercial loans	$1,489	$1,199	$2,688	0.09%	1.27	0.80	0.39
Total	$1,489	$1,199	$2,688

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company tracks the performance of modified loans. A modified loan may become delinquent and may result in a payment default subsequent to modification. There were no loans that received a modification during the three and nine months ended September 30, 2023 that subsequently defaulted.

The following table presents the performance of loans that were modified during the three and nine months ended September 30, 2023.

	Three Months Ended September 30, 2023
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	(In thousands)
Loan Type
Commercial loans	$2,653	$—	$—	$2,653
Total	$2,653	$—	$—	$2,653

	Nine Months Ended September 30, 2023
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	(In thousands)
Loan Type
Commercial loans	$2,688	$—	$—	$2,688
Total	$2,688	$—	$—	$2,688

A summary of TDRs by type of concession and by type of loan, as of December 31, 2022, is set forth in the table below:

	December 31, 2022
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs:
Commercial loans	$2,588	$—	$—	$2,588
Commercial mortgage loans	2,791	—	5,855	8,646
Residential mortgage loans	2,181	445	1,285	3,911
Total accruing TDRs	$7,560	$445	$7,140	$15,145

	December 31, 2022
	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs:
Commercial loans	$3,629	$—	$—	$3,629
Commercial mortgage loans	1,098	—	—	1,098
Residential mortgage loans	1,621	—	—	1,621
Total non-accrual TDRs	$6,348	$—	$—	$6,348

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of September 30, 2023, there were no commitments to lend additional funds to borrowers experiencing financial difficulty and whose loans were modified.

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

The following table summarizes the Company’s loans held for investment as of September 30, 2023 and December 31, 2022, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification:

	Loans Amortized Cost Basis by Origination Year
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$259,326	$387,990	$357,365	$113,463	$90,879	$155,766	$1,568,766	$7,175	$2,940,730
Special Mention	4,188	2,083	8,582	29,311	915	773	53,164	—	99,016
Substandard	166	524	11,450	165	768	5,753	29,709	222	48,757
Total	$263,680	$390,597	$377,397	$142,939	$92,562	$162,292	$1,651,639	$7,397	$3,088,503
YTD gross write-offs	$—	$276	$760	$245	$3,672	$6,043	$1,521	$—	$12,517
Real estate construction loans
Pass/Watch	$22,304	$118,205	$218,002	$44,627	$16,533	$3,132	$—	$—	$422,803
Special Mention	1,482	—	8,248	—	—	22,998	—	—	32,728
Substandard	—	—	—	—	7,736	9,255	—	—	16,991
Total	$23,786	$118,205	$226,250	$44,627	$24,269	$35,385	$—	$—	$472,522
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgage loans
Pass/Watch	$1,626,562	$2,005,931	$1,617,398	$923,929	$1,032,298	$1,855,014	$186,502	$—	$9,247,634
Special Mention	34,868	19,097	34,891	3,330	16,198	34,985	1,399	—	144,768
Substandard	—	11,937	12,247	5,526	17,376	62,260	2,671	—	112,017
Total	$1,661,430	$2,036,965	$1,664,536	$932,785	$1,065,872	$1,952,259	$190,572	$—	$9,504,419
YTD gross write-offs	$—	$—	$207	$—	$969	$4,165	$—	$—	$5,341
Residential mortgage loans
Pass/Watch	$847,550	$1,147,491	$920,385	$538,989	$557,098	$1,652,948	$—	$—	$5,664,461
Special Mention	—	—	—	33	—	1,632	—	—	1,665
Substandard	—	951	433	3,446	2,555	13,150	—	—	20,535
Total	$847,550	$1,148,442	$920,818	$542,468	$559,653	$1,667,730	$—	$—	$5,686,661
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity lines
Pass/Watch	$—	$108	$—	$—	$—	$—	$233,892	$17,322	$251,322
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	3,362	175	3,537
Total	$—	$108	$—	$—	$—	$—	$237,254	$17,497	$254,859
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans
Pass/Watch	$4,591	$2,735	$5	$—	$—	$—	$—	$—	$7,331
Special Mention	—	6	—	—	—	—	—	—	6
Substandard	—	—	—	—	—	—	—	—	—
Total	$4,591	$2,741	$5	$—	$—	$—	$—	$—	$7,337
YTD gross write-offs	$—	$15	$—	$—	$—	$—	$—	$—	$15
Total loans	$2,801,037	$3,697,058	$3,189,006	$1,662,819	$1,742,356	$3,817,666	$2,079,465	$24,894	$19,014,301
Total YTD gross write-offs	$—	$291	$967	$245	$4,641	$10,208	$1,521	$—	$17,873

	Loans Amortized Cost Basis by Origination Year
December 31, 2022	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$488,748	$446,647	$180,226	$119,355	$107,896	$106,649	$1,753,509	$6,560	$3,209,590
Special Mention	1,212	4,696	2,818	68	308	4,354	41,110	—	54,566
Substandard	25	12,750	342	4,859	2,766	6,985	22,084	133	49,944
Doubtful	—	—	—	1,504	2,185	—	234	—	3,923
Total	$489,985	$464,093	$183,386	$125,786	$113,155	$117,988	$1,816,937	$6,693	$3,318,023
YTD gross write-offs	$96	$587	$120	$71	$1,786	$360	$202	$—	$3,222
Real estate construction loans
Pass/Watch	$99,798	$264,197	$113,312	$20,479	$3,067	$—	$—	$—	$500,853
Special Mention	—	360	9,449	11,643	22,945	—	—	—	44,397
Substandard	—	—	—	1,736	9,309	—	—	—	11,045
Total	$99,798	$264,557	$122,761	$33,858	$35,321	$—	$—	$—	$556,295
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgage loans
Pass/Watch	$2,087,650	$1,728,607	$975,953	$1,094,505	$908,748	$1,420,982	$178,116	$—	$8,394,561
Special Mention	22,150	57,015	25,593	32,119	17,999	63,782	1,600	—	220,258
Substandard	12,320	7,861	14,392	19,972	34,899	81,844	2,631	—	173,919
Total	$2,122,120	$1,793,483	$1,015,938	$1,146,596	$961,646	$1,566,608	$182,347	$—	$8,788,738
YTD gross write-offs	$—	$—	$—	$—	$2,091	$—	$—	$—	$2,091
Residential mortgage loans
Pass/Watch	$1,228,391	$964,799	$580,990	$600,786	$417,565	$1,444,320	$—	$—	$5,236,851
Special Mention	—	—	33	—	752	905	—	—	1,690
Substandard	206	762	2,028	1,966	1,799	8,785	—	—	15,546
Total	$1,228,597	$965,561	$583,051	$602,752	$420,116	$1,454,010	$—	$—	$5,254,087
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity lines
Pass/Watch	$731	$—	$—	$—	$—	$—	$302,825	$21,460	$325,016
Special Mention	5	—	—	—	—	—	—	—	5
Substandard	12	—	—	—	—	—	1,043	220	1,275
Total	$748	$—	$—	$—	$—	$—	$303,868	$21,680	$326,296
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans
Pass/Watch	$1,792	$2,152	$—	$—	$—	$—	$—	$—	$3,944
Total	$1,792	$2,152	$—	$—	$—	$—	$—	$—	$3,944
YTD gross write-offs	$115	$—	$—	$—	$—	$—	$62	$—	$177
Total loans	$3,943,040	$3,489,846	$1,905,136	$1,908,992	$1,530,238	$3,138,606	$2,303,152	$28,373	$18,247,383
Total YTD gross write-offs	$211	$587	$120	$71	$3,877	$360	$264	$—	$5,490

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

Quantitative Factors

Under the Company’s CECL methodology, nine portfolio segments with similar risk characteristics are evaluated for expected loss. Six portfolios are modeled using econometric models and three smaller portfolios are evaluated using a simplified loss-rate method that calculates lifetime expected credit losses for the respective pools (simplified approach). The six portfolios subject to econometric modeling include residential mortgages; commercial and industrial loans (“C&I”); construction loans; commercial real estate (“CRE”) for multifamily loans; CRE for owner-occupied loans; and other CRE loans. We estimate the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables, (GDP, unemployment, CRE prices and residential mortgage prices) to historical credit performance for each of the six loan portfolios from the fourth quarter of 2007 to the fourth quarter of 2022. Loss given default rates are computed based on the charge-offs recognized divided by the exposure at default of defaulted loans starting with the fourth quarter of 2007 through the fourth quarter of 2022. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The amounts so calculated comprise the quantitative portion of the allowance for credit losses.

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

The following tables set forth activity in the allowance for loan losses by portfolio segment for the three months and nine months ended September 30, 2023, and June 30, 2022.

Three months ended  September 30, 2023 and 2022

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:

June 30, 2023 Ending Balance	$50,579	$12,751	$73,547	$18,214	$18	$155,109
(Reversal)/provision for expected credit losses	(178)	2,360	3,307	586	46	6,121
Charge-offs	(6,254)	—	(1,221)	—	(8)	(7,483)
Recoveries	611	—	252	9	—	872
Net charge-offs	(5,643)	—	(969)	9	(8)	(6,611)
September 30, 2023 Ending Balance	$44,758	$15,111	$75,885	$18,809	$56	$154,619

Allowance for unfunded credit commitments:
June 30, 2023 Ending Balance	$6,984	$3,541	$—	$—	$—	$10,525
Provision/(reversal) for expected credit losses	1,570	(691)	—	—	—	879
September 30, 2023 Ending Balance	$8,554	$2,850	$—	$—	$—	$11,404

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:

June 30, 2022 Ending Balance	$49,069	$7,276	$68,600	$23,692	$135	$148,772
Provision/(reversal) for expected credit losses	1,845	(1,065)	1,362	(1,612)	72	602
Charge-offs	(2,091)	—	—	(58)	(79)	(2,228)
Recoveries	1,576	—	88	7	—	1,671
Net (charge-offs)/recoveries	(515)	—	88	(51)	(79)	(557)
September 30, 2022 Ending Balance	$50,399	$6,211	$70,050	$22,029	$128	$148,817

Allowance for unfunded credit commitments:
June 30, 2022 Ending Balance	$2,804	$3,306	$26	$—	$—	$6,136
Provision/(reversal) for expected credit losses	1,576	(152)	(26)	—	—	1,398
September 30, 2022 Ending Balance	$4,380	$3,154	$—	$—	$—	$7,534

Nine months ended September 30, 2023 and 2022

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:

December 31, 2022 Ending Balance	$49,435	$10,417	$68,366	$18,232	$35	$146,485
Provision for expected credit losses	6,276	4,694	10,027	548	36	21,581
Charge-offs	(12,517)	—	(5,341)	—	(15)	(17,873)
Recoveries	1,564	—	2,833	29	—	4,426
Net (charge-offs)/recoveries	(10,953)	—	(2,508)	29	(15)	(13,447)
September 30, 2023 Ending Balance	$44,758	$15,111	$75,885	$18,809	$56	$154,619

Allowance for unfunded credit commitments:
December 31, 2022 Ending Balance	$4,840	$3,890	$—	$—	$—	$8,730
Provision/(reversal) for expected credit losses	3,714	(1,040)	—	—	—	2,674
September 30, 2023 Ending Balance	$8,554	$2,850	$—	$—	$—	$11,404

				Residential
		Real Estate	Commercial	Mortgage Loans	Installment
	Commercial	Construction	Mortgage	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:

December 31, 2021 Ending Balance	$43,394	$6,302	$61,081	$25,379	$1	$136,157
Provision/(reversal) for expected credit losses	7,258	(97)	8,699	(3,357)	206	12,709
Charge-offs	(2,362)	—	—	(58)	(80)	(2,500)
Recoveries	2,109	6	270	65	1	2,451
Net (charge-offs)/recoveries	(253)	6	270	7	(79)	(49)
September 30, 2022 Ending Balance	$50,399	$6,211	$70,050	$22,029	$128	$148,817

Allowance for unfunded credit commitments:
December 31, 2021 Ending Balance	$3,725	$3,375	$—	$—	$—	$7,100
Provision/(reversal) for expected credit losses	655	(221)	—	—	—	434
September 30, 2022 Ending Balance	$4,380	$3,154	$—	$—	$—	$7,534

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

The Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships were $144.7 million and $133.5 million as of September 30, 2023, and December 31, 2022, respectively.

11. Borrowed Funds

Borrowings from the Federal Home Loan Bank (“FHLB”) – There were no over-night borrowings from the FHLB as of September 30, 2023, and $150.0 million in over-night borrowings as of December 31, 2022. Advances from the FHLB were $15.0 million at a weighted average rate of 5.54% as of September 30, 2023, and $335.0 million at a weighted average rate of 4.54% as of December 31, 2022. As of September 30, 2023, final maturity for the FHLB advances was $15.0 million in September 2024. Our unused borrowing capacity from the Federal Home Loan Bank as of September 30, 2023 was $7.30 billion and unpledged securities at September 30, 2023 was $1.38 billion.

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

At September 30, 2023, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 7.41%, compared to $119.1 million with a weighted average rate of 4.01% at December 31, 2022. The Junior Subordinated Notes have a stated maturity term of 30 years.

12. Income Taxes

The effective tax rate for the first nine months of  2023 was 12.6% compared to 22.9% for the first nine months of 2022. The effective tax rate includes the impact of low-income housing and alternative energy investment tax credits.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$392,842	$—	$—	$392,842
U.S. government agency entities	—	51,001	—	51,001
U.S. government sponsored entities	—	33,620	—	33,620
Mortgage-backed securities	—	761,803	—	761,803
Collateralized mortgage obligations	—	27,698	—	27,698
Corporate debt securities	—	231,872	—	231,872
Foreign debt securities	—	9,962	—	9,962
Total securities available-for-sale	392,842	1,115,956	—	1,508,798

Equity securities
Mutual funds	5,337	—	—	5,337
Preferred stock of government sponsored entities	1,378	—	—	1,378
Other equity securities	24,741	—	—	24,741
Total equity securities	31,456	—	—	31,456

Warrants	—	—	42	42
Interest rate swaps	—	83,434	—	83,434
Foreign exchange contracts	—	858	—	858
Total assets	$424,298	$1,200,248	$42	$1,624,588

Liabilities
Interest rate swaps	$—	$56,058	$—	$56,058
Foreign exchange contracts	—	939	—	939
Total liabilities	$—	$56,997	$—	$56,997

	December 31, 2022
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$240,500	$—	$—	$240,500
U.S. government agency entities	—	63,610	—	63,610
U.S. government sponsored entities	—	30,000	—	30,000
Mortgage-backed securities	—	867,094	—	867,094
Collateralized mortgage obligations	—	31,061	—	31,061
Corporate debt securities	—	241,083	—	241,083
Total securities available-for-sale	240,500	1,232,848	—	1,473,348

Equity securities
Mutual funds	5,509	—	—	5,509
Preferred stock of government sponsored entities	1,289	—	—	1,289
Other equity securities	15,360	—	—	15,360
Total equity securities	22,158	—	—	22,158

Warrants	—	—	50	50
Interest rate swaps	—	44,443	—	44,443
Foreign exchange contracts	—	448	—	448
Total assets	$262,658	$1,277,739	$50	$1,540,447

Liabilities
Interest rate swaps	$—	$51,864	$—	$51,864
Foreign exchange contracts	—	942	—	942
Total liabilities	$—	$52,806	$—	$52,806

Financial assets and liabilities measured at estimated fair value on a non-recurring basis:

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the periods ended September 30, 2023, and December 31, 2022, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Consolidated Balance Sheets as of September 30, 2023, the following tables set forth the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of September 30, 2023, and December 31, 2022, and the total losses for the periods indicated:

	As of September 30, 2023				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Three Months Ended		For the Nine Months Ended
	Level 1	Level 2	Level 3	Measurements	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands)
Assets
Non accrual loans by type:
Commercial loans	$—	$—	$—	$—	$—	$1,786	$—	$1,786
Commercial mortgage loans	—	—	7,051	7,051	252	—	4,069	—
Real estate construction loans	—	—	5,034	5,034	—	—	—	—
Total non accrual loans	—	—	12,085	12,085	252	1,786	4,069	1,786
Other real estate owned (1)	—	—	15,328	15,328	—	—	—	—
Investments in venture capital	—	—	447	447	—	—	—	—
Total assets	$—	$—	$27,860	$27,860	$252	$1,786	$4,069	$1,786

(1) Other real estate owned balance of $14.4 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2022				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Measurements	December 31, 2022	December 31, 2021
	(In thousands)
Assets
Non accrual loans by type:
Commercial loans	$—	$—	$12,950	$12,950	$1,786	$1,012
Commercial mortgage loans	—	—	32,205	32,205	2,091	—
Residential mortgage loans and equity lines	—	—	8,978	8,978	—	—
Installment and other loans	—	—	8	8	—	—
Total non accrual loans	—	—	54,141	54,141	3,877	1,012
Other real estate owned (1)	—	—	4,328	4,328	—	17
Investments in venture capital	—	—	689	689	268	143
Total assets	$—	$—	$59,158	$59,158	$4,145	$1,172

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

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are their expected life ranging from one to six years, risk-free interest rate from 4.25% to 5.11%, and stock volatility from 20.14% to 27.69% as of   September 30, 2023 and   December 31, 2022.

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

The following table sets forth the carrying and notional amounts and estimated fair value of financial instruments as of September 30, 2023, and December 31, 2022 :

	September 30, 2023		December 31, 2022
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$145,580	$145,580	$195,440	$195,440
Short-term investments	1,017,354	1,017,354	966,962	966,962
Securities available-for-sale	1,508,798	1,508,798	1,473,348	1,473,348
Loans, net	18,859,682	18,838,004	18,100,898	17,944,588
Equity securities	31,456	31,456	22,158	22,158
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250
Warrants	42	42	50	50

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$220,784	$858	$72,996	$448
Interest rate swaps	1,502,403	83,434	817,615	44,443

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$19,635,588	$19,746,224	$18,505,279	$18,572,387
Advances from Federal Home Loan Bank	15,000	14,186	485,000	482,737
Other borrowings	22,374	18,282	22,600	18,385
Long-term debt	119,136	68,536	119,136	68,231

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$64,971	$939	$170,213	$942
Interest rate swaps	642,054	56,058	595,426	51,864

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,989,855	$(15,038)	$3,630,304	$(14,797)
Standby letters of credit	329,789	(2,308)	315,821	(2,738)
Other letters of credit	10,214	(10)	29,416	(33)
Bill of lading guarantees	—	—	—	—

The following tables set forth the level in the fair value hierarchy for the estimated fair values of financial instruments as of September 30, 2023, and December 31, 2022, excluding financial instruments recorded at fair value on a recurring basis already presented in other tables in this note:

	As of September 30, 2023
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$145,580	$145,580	$—	$—
Short-term investments	1,017,354	1,017,354	—	—
Loans, net	18,838,004	—	—	18,838,004
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Financial Liabilities
Deposits	19,746,224	—	—	19,746,224
Advances from Federal Home Loan Bank	14,186	—	14,186	—
Other borrowings	18,282	—	—	18,282
Long-term debt	68,536	—	68,536	—

	As of December 31, 2022
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$195,440	$195,440	$—	$—
Short-term investments	966,962	966,962	—	—
Loans, net	17,944,588	—	—	17,944,588
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	50	—	—	50
Financial Liabilities
Deposits	18,572,387	—	—	18,572,387
Advances from Federal Home Loan Bank	482,737	—	482,737	—
Other borrowings	18,385	—	—	18,385
Long-term debt	68,231	—	68,231	—

14. Goodwill and Other Intangible Assets

Goodwill. Total goodwill was $375.7 million as of September 30, 2023 and remains unchanged compared with December 31, 2022. The Company completed its annual goodwill impairment testing and concluded that goodwill was not impaired as of December 31, 2022. Additionally, the Company reviewed the macroeconomic conditions on its business performance and market capitalization as a result of the banking industry market disruptions during the first nine months of 2023 and concluded that goodwill was not impaired as of September 30, 2023.

Core Deposit Intangibles. As a result of the acquisition of HSBC’s West Coast mass retail market consumer banking business and retail business banking business, the Company added core deposit intangible of $3.1 million in 2022.

The following table presents the gross carrying amount and accumulated amortization of core deposits intangible assets as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(In thousands)
Gross balance	$10,562	$10,562
Accumulated amortization	(5,041)	(4,291)
Impairment	(1,227)	(918)
Net carrying balance	$4,294	$5,353

There were no impairment write-downs on core deposit intangibles for the three months ended September 30, 2023 and 2022 and $309 thousand for the nine months ended September 30, 2023 included in amortization of core deposit intangibles. There was $918 thousand impairment write-down for the year ended December 31, 2022 included in amortization of core deposit intangibles on the Consolidated Statements of Operations and Comprehensive Income.

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $250 thousand for each of the three months ended September 30, 2023 and 2022.

Amount
(In thousands)
2023	$250
2024	1,001
2025	946
2026	870
2027	870
Thereafter	357
Total	$4,294

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

The Company offers various interest rate derivative contracts to its clients. When derivative transactions are executed with its clients, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with clients throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements. As of September 30, 2023 and December 31, 2022, the Company had outstanding interest rate derivative contracts with certain clients and third-party financial institutions with a notional amount of $642.1 million and $595.4 million, respectively, with a fair value of $56.0 million and $50.0 million, respectively, for both clients and third-party financial institutions. As of December 31, 2022, the notional amount $205.6 million of interest rate swaps cleared through the CCP.

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Company early terminated these cash flow derivative swaps in 2022 and realized a gain of $4.0 million for the year ended  December 31, 2022 and is recognizing the amount as a reduction of long-term debt interest expense over the remaining life of the swaps on a straight-line basis. As of December 31, 2022, the ineffective portion of these interest rate swaps was not significant. The periodic net settlement of the interest rate swaps included in interest expense was a net gain of $138 thousand for the three months ended  September 30, 2022  and a net gain of $1.3 million for the nine months ended September 30, 2022.

As of September 30, 2023, the Bank’s outstanding fair value interest rate swap contracts matched to individual fixed-rate commercial real estate loans had a notional amount of $89.3 million with a fair value of $6.3 million and various terms from three to ten years. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of September 30, 2023 and 2022, the ineffective portion of these interest rate swaps was not significant.

The Company has designated as a partial-term hedging election of $768.1 million notional with a fair value of $21.1 million as last-of-layer hedge on pools of loans with a notational value of $1.30 billion as of September 30, 2023. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month Term SOFR interest rate swaps to convert the last-of-layer $768.1 million portion of $1.30 billion fixed rate loan pools in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranches. As of September 30, 2023, the last-of-layer loan tranche had a fair value loss basis adjustment of  $19.9  million. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

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

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of September 30, 2023, and December 31, 2022, were as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Fair value swap hedges:
Notional	$857,341	$874,034
Weighted average fixed rate-pay	1.80%	2.12%
Weighted average variable rate spread	0.27%	0.68%
Weighted average variable rate-receive	5.33%	2.61%

Unrealized gain	$27,378	$38,589

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Periodic net settlement of swaps (1)	$7,659	$1,461	$21,065	$(1,628)

(1) the amount of periodic net settlement of interest rate swaps was included in interest income.

Included in the total notional amount of $857.3 million of the fair value interest rate contracts entered into with financial counterparties as of September 30, 2023, was a notional amount of $547.5 million of interest rate swaps that cleared through the CCP. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $13.9 million as of September 30, 2023.

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

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of September 30, 2023, and December 31, 2022, not including interest rate swaps cleared through the CCP, were as follows:

Derivative financial instruments not designated as hedging instruments:	September 30, 2023	December 31, 2022
	(In thousands)
Notional amounts:
Forward, and swap contracts with positive fair value	$862,838	$72,996
Forward, and swap contracts with negative fair value	$707,025	$170,213
Fair value:
Forward, and swap contracts with positive fair value	$56,858	$448
Forward, and swap contracts with negative fair value	$(56,939)	$(942)

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

Financial instruments that are eligible for offset in the Consolidated Balance Sheets, as of September 30, 2023, and December 31, 2022, are set forth in the following table:

				Gross Amounts Not
				Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
September 30, 2023
Assets:
Derivatives	$83,434	$9,820	$73,614	$—	$70,745	$2,869

Liabilities:
Derivatives	$56,058	$—	$56,058	$—	$—	$56,058

December 31, 2022
Assets:
Derivatives	$90,451	$46,008	$44,443	$—	$42,930	$1,513

Liabilities:
Derivatives	$51,864	$—	$51,864	$—	$—	$51,864

17. Revenue from Contracts with Clients

The following is a summary of revenue from contracts with clients that are in-scope and not in-scope under ASC Topic 606:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$2,218	$2,398	$7,073	$7,156
Wealth management fees	5,150	4,184	12,686	12,494
Other service fees(1)	4,424	4,451	12,559	12,723
Total noninterest income	11,792	11,033	32,318	32,373

Noninterest income, not in-scope(2)	(3,955)	(1,157)	12,873	12,353
Total noninterest income	$7,837	$9,876	$45,191	$44,726

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

18. Stockholders’ Equity

Total equity was $2.64 billion as of September 30, 2023, an increase of $164.7 million, from $2.47 billion as of December 31, 2022, primarily due to net income of $271.6 million, stock-based compensation of $4.9 million, proceeds from dividend reinvestment of $2.7 million, and stock issued to directors of $0.8 million, offset by, common stock cash dividends of $73.9 million, other comprehensive loss of  $21.2 million, purchases of treasury stock of $16.7 million, and shares withheld related to net share settlement of RSUs of $3.5 million.

Activity in accumulated other comprehensive income/(loss), net of tax, and reclassification out of accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2023, and June 30, 2022, was as follows:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, gain/(loss), net of tax
Securities available-for-sale			$(100,704)			$(72,210)
Cash flow hedge derivatives			1,655			882
Total			$(99,049)			$(71,328)

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$(34,133)	$(10,090)	$(24,043)	$(61,316)	$(18,125)	$(43,191)
Cash flow hedge derivatives	(626)	(185)	(441)	2,677	791	1,886
Total	$(34,759)	$(10,275)	$(24,484)	$(58,639)	$(17,334)	$(41,305)

Reclassification adjustment for net losses in net income
Cash flow hedge derivatives	—	—	—	(342)	(101)	(241)
Total	—	—	—	(342)	(101)	(241)

Total other comprehensive income/(loss)
Securities available-for-sale	$(34,133)	$(10,090)	$(24,043)	$(61,316)	$(18,125)	$(43,191)
Cash flow hedge derivatives	(626)	(185)	(441)	2,335	690	1,645
Total	$(34,759)	$(10,275)	$(24,484)	$(58,981)	$(17,435)	$(41,546)

Ending balance, gain/(loss), net of tax
Securities available-for-sale			$(124,747)			$(115,401)
Cash flow hedge derivatives			1,214			2,527
Total			$(123,533)			$(112,874)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, gain/(loss), net of tax
Securities available-for-sale			$(104,832)			$211
Cash flow hedge derivatives			2,537			(3,276)
Total			$(102,295)			$(3,065)

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$(28,272)	$(8,357)	$(19,915)	$(164,128)	$(48,516)	$(115,612)
Cash flow hedge derivatives	(1,878)	(555)	(1,323)	11,060	3,269	7,791
Total	$(30,150)	$(8,912)	$(21,238)	$(153,068)	$(45,247)	$(107,821)

Reclassification adjustment for net losses in net income
Cash flow hedge derivatives	—	—	—	(2,822)	(834)	(1,988)
Total	—	—	—	(2,822)	(834)	(1,988)

Total other comprehensive income/(loss)
Securities available-for-sale	$(28,272)	$(8,357)	$(19,915)	$(164,128)	$(48,516)	$(115,612)
Cash flow hedge derivatives	(1,878)	(555)	(1,323)	8,238	2,435	5,803
Total	$(30,150)	$(8,912)	$(21,238)	$(155,890)	$(46,081)	$(109,809)

Ending balance, gain/(loss), net of tax
Securities available-for-sale			$(124,747)			$(115,401)
Cash flow hedge derivatives			1,214			2,527
Total			$(123,533)			$(112,874)

19. Stock Repurchase Program

On February 21, 2023, the Company completed its May 2022 stock buyback program by repurchasing 375,090 shares at an average cost of $44.20 in the first quarter of 2023, for a total of $16.6 million.

20. Subsequent Events

The Company has evaluated the effect of events that have occurred subsequent to September 30, 2023, through the date of issuance of the Consolidated Financial Statements, and, based on such evaluation, the Company believes that there have been no material events during such period that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

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

Highlights

●	Total deposits increased by $538.6 million, or 11.6% annualized, to $19.64 billion in the third quarter of 2023.
●	The gross loans increased by $71.0 million, or 1.6% annualized, to $19.02 billion in the third quarter of 2023.
●	Diluted earnings per share decreased to $1.13 for the third quarter 2023 compared to $1.28 for the second quarter of 2023 due in part to changes in equity securities valuations.
●	Our net interest margin declined slightly from 3.44% in the second quarter to 3.38% in the third quarter.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended September 30, 2023, was $82.4 million, a decrease of $16.6 million, or 16.8%, compared to net income of $99.0 million for the same quarter a year ago. Diluted earnings per share for the quarter ended September 30, 2023, was $1.13 per share compared to $1.33 per share for the same quarter a year ago.

Return on average stockholders’ equity was 12.36% and return on average assets was 1.42% for the quarter ended September 30, 2023, compared to a return on average stockholders’ equity of 15.94% and a return on average assets of 1.81% for the same quarter a year ago.

Financial Performance

	Three months ended
	September 30, 2023	September 30, 2022
Net income	$82.4	$99.0
Basic earnings per common share	$1.14	$1.34
Diluted earnings per common share	$1.13	$1.33
Return on average assets	1.42%	1.81%
Return on average total stockholders' equity	12.36%	15.94%
Efficiency ratio	48.57%	36.35%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses decreased $11.9 million, or 6.0%, to $185.6 million during the third quarter of 2023, compared to $197.5 million during the same quarter a year ago. The decrease was due primarily to an increase in interest expense from deposits offset by an increase in interest income from loans and securities.

The net interest margin was 3.38% for the third quarter of 2023 compared to 3.83% for the third quarter of 2022 and 3.44% for the second quarter of 2023.

For the third quarter of 2023, the yield on average interest-earning assets was 5.89%, the cost of funds on average interest-bearing liabilities was 3.33%, and the cost of interest-bearing deposits was 3.23%. In comparison, for the third quarter of 2022, the yield on average interest-earning assets was 4.38%, the cost of funds on average interest-bearing liabilities was 0.78%, and the cost of interest-bearing deposits was 0.69%. The increase in the yield on average interest-earning assets resulted mainly from higher interest rates. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 2.56% for the quarter ended September 30, 2023 compared to 3.60% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended September 30, 2023, and 2022. Average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Three Months Ended September 30,
	2023			2022
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(In thousands)
Interest-earning assets:
Total loans (1)	$18,959,444	$293,108	6.13%	$17,923,495	$211,541	4.68%
Investment securities	1,530,767	12,698	3.29	1,364,013	7,483	2.18
Federal Home Loan Bank stock	19,141	355	7.35	18,756	258	5.46
Deposits with banks	1,273,751	17,307	5.39	1,178,261	6,732	2.27
Total interest-earning assets	21,783,103	323,468	5.89	20,484,525	226,014	4.38
Non-interest earning assets:
Cash and due from banks	178,217			174,298
Other non-earning assets	1,200,260			1,156,141
Total non-interest earning assets	1,378,477			1,330,439
Less: Allowance for loan losses	(154,529)			(150,064)
Deferred loan fees	(9,624)			(6,040)
Total assets	$22,997,427			$21,658,860

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,405,011	$11,997	1.98	$2,508,526	$1,913	0.30
Money market accounts	3,036,445	22,824	2.98	5,153,566	11,740	0.90
Savings accounts	1,151,615	3,386	1.17	1,151,126	218	0.08
Time deposits	9,145,176	90,022	3.91	5,013,213	10,218	0.81
Total interest-bearing deposits	15,738,247	128,229	3.23	13,826,431	24,089	0.69

Other borrowings	586,824	7,873	5.32	498,234	2,941	2.34
Long-term debt	119,136	1,726	5.75	119,136	1,455	4.85
Total interest-bearing liabilities	16,444,207	137,828	3.33	14,443,801	28,485	0.78

Non-interest bearing liabilities:
Demand deposits	3,603,779			4,456,214
Other liabilities	305,435			293,653
Total equity	2,644,006			2,465,192
Total liabilities and equity	$22,997,427			$21,658,860

Net interest spread			2.56%			3.60%
Net interest income		$185,640			$197,529
Net interest margin			3.38%			3.83%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the three months ended September 30, 2023 and 2022:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three Months Ended September 30,
	2023-2022
	Increase/(Decrease) in
	Net Interest Income Due to
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$12,822	$68,745	$81,567
Investment securities	1,005	4,210	5,215
Federal Home Loan Bank stock	5	92	97
Deposits with other banks	587	9,988	10,575
Total changes in interest income	14,419	83,035	97,454

Interest-bearing liabilities:
Interest-bearing demand accounts	(81)	10,164	10,083
Money market accounts	(6,437)	17,521	11,084
Savings accounts	—	3,169	3,169
Time deposits	14,134	65,670	79,804
Other borrowed funds	605	4,327	4,932
Long-term debts	—	271	271
Total changes in interest expense	8,221	101,122	109,343

Changes in net interest income	$6,198	$(18,087)	$(11,889)

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for credit losses

The Company recorded a provision for credit losses of $7.0 million in the third quarter of 2023 compared with $2.0 million in the third quarter of 2022 and $9.2 million in the second quarter of 2023. As of September 30, 2023, the allowance for credit losses, comprised of the reserve for loan losses and the reserve for unfunded loan commitments, increased $10.8 million to $166.0 million, or 0.87% of gross loans, compared to $155.2 million, or 0.85% of gross loans, as of December 31, 2022. The change in the allowance for credit losses during the third quarter of 2023 consisted of $7.0 million provision for credit losses, and $6.6 million in net charge-offs.

The following table sets forth the charge-offs and recoveries for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Charge-offs:
Commercial loans	$6,254	$2,091	$12,517	$2,362
Real estate loans (1)	1,221	137	5,341	138
Installment and other loans	8	—	15	—
Total charge-offs	7,483	2,228	17,873	2,500
Recoveries:
Commercial loans	611	1,576	1,564	2,109
Construction loans	—	—	—	6
Real estate loans (1)	261	95	2,862	336
Total recoveries	872	1,671	4,426	2,451
Net charge-offs	$6,611	$557	$13,447	$49

(1) Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), wealth management fees, and other sources of fee income, was $7.8 million for the third quarter of 2023, a decrease of $2.1 million, or 21.2%, compared to $9.9 million for the third quarter of 2022. The decrease was primarily due to an increase of $2.6 million in unrealized loss on equity securities offset, in part, by an increase of $1.0 million in Wealth Management fees, when compared to the same quarter a year ago.

Non-Interest Expense

Non-interest expense increased $18.6 million, or 24.7%, to $94.0 million in the third quarter of 2023 compared to $75.4 million in the same quarter a year ago. The increase in non-interest expense in the third quarter of 2023 was primarily due to an increase of  $11.2 million in amortization expense of investments in low-income housing and alternative energy partnerships, an increase of $4.1 million in salaries and employee benefits and an increase of $1.6 million in professional services when compared to the same quarter a year ago. The efficiency ratio was 48.57% in the third quarter of 2023 compared to 36.35% for the same quarter a year ago.

Income Taxes

The effective tax rate for the third quarter of 2023 was 11.0% compared to 23.8% for the third quarter of 2022. The effective tax rate includes the impact of alternative energy investments and low-income housing tax credits.

Year-to-Date Statement of Operations Review

Net income for the nine months ended September 30, 2023, was $271.6 million, an increase of $8.6 million, or 3.3%, compared to net income of $263.0 million for the same period a year ago. Diluted earnings per share was $3.73 compared to $3.50 per share for the same period a year ago. The net interest margin for the nine months ended September 30, 2023, was 3.52% compared to 3.54% for the same period a year ago.

Return on average stockholders’ equity was 14.04% and return on average assets was 1.61% for the nine months ended September 30, 2023, compared to a return on average stockholders’ equity of 14.35% and a return on average assets of 1.66% for the same period a year ago. The efficiency ratio for the nine months ended September 30, 2023, was 44.64% compared to 38.54% for the same period a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the nine months ended September 30, 2023, and 2022. Average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Nine Months Ended September 30,
	2023			2022
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(In thousands)
Interest-earning assets:
Total loans (1)	$18,572,222	$827,765	5.96%	$17,468,247	$558,657	4.28%
Investment securities	1,546,951	36,832	3.18	1,263,341	18,059	1.91
Federal Home Loan Bank stock	18,290	957	7.00	17,757	774	5.83
Interest-bearing deposits	1,145,398	43,405	5.07	1,332,491	10,003	1.00
Total interest-earning assets	21,282,861	908,959	5.71	20,081,836	587,493	3.91
Non-interest earning assets:
Cash and due from banks	208,618			169,394
Other non-earning assets	1,167,992			1,102,206
Total non-interest earning assets	1,376,610			1,271,600
Less: Allowance for loan losses	(148,749)			(144,284)
Deferred loan fees	(7,608)			(5,234)
Total assets	$22,503,114			$21,203,918

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,361,732	$27,656	1.57%	$2,456,556	$3,206	0.17%
Money market accounts	3,152,703	59,236	2.51	5,088,227	22,078	0.58
Savings accounts	1,056,234	5,791	0.73	1,137,485	610	0.07
Time deposits	8,728,133	234,171	3.59	5,060,286	22,002	0.58
Total interest-bearing deposits	15,298,802	326,854	2.86	13,742,554	47,896	0.47

Other borrowings	473,114	17,776	5.02	209,679	3,396	2.17
Long-term debt	119,136	4,721	5.30	119,136	4,318	4.85
Total interest-bearing liabilities	15,891,052	349,351	2.94	14,071,369	55,610	0.53

Non-interest bearing liabilities:
Demand deposits	3,741,982			4,403,195
Other liabilities	283,532			278,704
Total equity	2,586,548			2,450,650
Total liabilities and equity	$22,503,114			$21,203,918

Net interest spread			2.77%			3.38%
Net interest income		$559,608			$531,883
Net interest margin			3.52%			3.54%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the nine months ended September 30, 2023 and 2022:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Nine Months Ended September 30,
	2023-2022
	Increase/(Decrease) in
	Net Interest Income Due to
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$37,229	$231,879	$269,108
Investment securities	4,735	14,038	18,773
Federal Home Loan Bank stock	24	159	183
Deposits with other banks	(1,603)	35,005	33,402
Total changes in interest income	40,385	281,081	321,466

Interest-bearing liabilities:
Interest-bearing demand accounts	(129)	24,580	24,451
Money market accounts	(11,307)	48,464	37,157
Savings accounts	(47)	5,228	5,181
Time deposits	26,086	186,083	212,169
Other borrowed funds	7,013	7,367	14,380
Long-term debts	—	403	403
Total changes in interest expense	21,616	272,125	293,741

Changes in net interest income	$18,769	$8,956	$27,725

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Balance Sheet Review

Assets

Total assets were $22.84 billion as of September 30, 2023 an increase of $0.89 billion or 4.1% from $21.95 billion as of December 31, 2022.

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

The amortized cost of the Company’s AFS debt securities exclude accrued interest, which is included in “accrued interest income” on the Consolidated Balance Sheets. The Company has made an accounting policy election not to measure an allowance for credit losses for accrued interest receivables on AFS debt securities since the Company timely reverses any previously accrued interest when the debt security remains in default for an extended period. As each AFS debt security has a unique security structure, where the accrual status is clearly determined when certain criteria listed in the terms are met, the Company assesses the default status of each security as defined by the debt security’s specific security structure. At September 30, 2023, no AFS debt securities were in default.

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

Securities available-for-sale represented 6.6% of total assets as of September 30, 2023, compared to 6.8% of total assets as of December 31, 2022. Securities available-for-sale were $1.51 billion as of September 30, 2023, compared to $1.47 billion as of December 31, 2022.

Securities available-for-sale having a carrying value of $132.2 million as of September 30, 2023, and $145.7 million as of December 31, 2022, were pledged to secure public deposits and other borrowings.

Loans

Gross loans were $19.02 billion at September 30, 2023, an increase of 769.8 million, or 4.2%, from $18.25 billion at December 31, 2022. The increase was primarily due to an increase of $718.1 million, or 8.2% in commercial mortgage loans, and an increase of $432.9 million, or 8.2% in residential mortgage loans, offset, in part, by a decrease of $228.2 million, or 6.9%, in commercial loans, a decrease of $85.1 million, or 15.2% in real estate construction loans and a decrease of $70.7 million, or 21.8% in equity lines.

The loan balances and composition at September 30, 2023, compared to December 31, 2022 are set forth below:

	September 30, 2023	% of Gross Loans	December 31, 2022	% of Gross Loans	% Change
	(in thousands)

Commercial loans	$3,090,609	16.2%	$3,318,778	18.2%	(6.9%)
Real estate construction loans	474,294	2.5	559,372	3.1	(15.2)
Commercial mortgage loans	9,511,805	50.1	8,793,685	48.2	8.2
Residential mortgage loans and equity lines	5,939,670	31.2	5,577,500	30.5	6.5
Installment and other loans	7,444	—	4,689	—	58.8
Gross loans	$19,023,822	100%	$18,254,024	100%	4.2%
Allowance for loan losses	(154,619)		(146,485)		5.6
Unamortized deferred loan fees	(9,521)		(6,641)		43.4
Total loans, net	$18,859,682		$18,100,898		4.2%

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

The ratio of non-performing assets to total assets was 0.41% as of September 30, 2023, compared to 0.39% as of December 31, 2022. Total non-performing assets increased $9.2 million, or 10.9% to $93.7 million at September 30, 2023, compared to $84.5 million at December 31, 2022, primarily due to an increase of $10.3 million, or 254.2%, in OREO and an increase of $8.5 million, or 12.3%, in non-accrual loans, offset by, a decrease of  $9.7 million, or 83.6%, in accruing loans past due 90 days or more.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets were 0.49% as of September 30, 2023, compared to 0.46% as of December 31, 2022. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 209.5% as of September 30, 2023, from 193.0% as of December 31, 2022.

The following table sets forth the changes in non-performing assets and accruing modifications to borrowers experiencing financial difficulties as of September 30, 2023, compared to December 31, 2022, and to September 30, 2022 and TDRs as of December 31, 2022, and September 30, 2022:

	September 30, 2023	December 31, 2022	% Change	September 30, 2022	% Change
	(in thousands)
Non-performing assets
Accruing loans past due 90 days or more	$1,924	$11,580	(83)	$3,172	(39)
Non-accrual loans:
Construction loans	16,992	—	—	—	—
Commercial mortgage loans	32,539	34,096	(5)	26,911	21
Commercial loans	14,661	25,772	(43)	26,604	(45)
Residential mortgage loans	13,138	8,978	46	14,601	(10)
Installment and other loans	—	8	(100)	9	(100)
Total non-accrual loans	$77,330	$68,854	12	$68,125	14
Total non-performing loans	79,254	80,434	(1)	71,297	11
Other real estate owned	14,407	4,067	254	4,067	254
Total non-performing assets	$93,661	$84,501	11	$75,364	24
Accruing loan modifications to borrowers experiencing financial difficulties (1)	$1,489	$—	—	$—	—
Accruing troubled debt restructurings (TDRs)	$—	$15,145	(100)	$15,208	(100)

Allowance for loan losses	$154,619	$146,485	6	$148,817	4
Allowance for unfunded loan commitments	$11,405	$8,730	31	$7,535	51

Total gross loans outstanding, at period-end	$19,023,822	$18,254,024	4	$18,106,803	5

Allowance for loan losses to non-performing loans, at period-end	195.09%	182.12%		208.73%
Allowance for credit losses to non-performing loans, at period-end	209.48%	192.97%		219.30%
Allowance for loan losses to gross loans, at period-end	0.81%	0.80%		0.82%

(1) Current period modifications to borrowers experiencing financial difficulties are reported in accordance with the new guidance under ASU 2022-02.

Non-accrual Loans

As of September 30, 2023, total non-accrual loans were $77.3 million, an increase of $8.4 million, or 12.2%, from $68.9 million at December 31, 2022, and an increase of $9.2 million, or 13.5%, from $68.1 million at September 30, 2022. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly.

The following tables set forth the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	September 30, 2023		December 31, 2022
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$15,505	$3,695	$9,215	$1,998
Commercial real estate	47,164	—	33,859	—
Land	—	—	—	2,518
Personal property (UCC)	—	10,966	8	21,256
Total	$62,669	$14,661	$43,082	$25,772

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans, equity lines and installment & other loans.

	September 30, 2023		December 31, 2022
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$36,423	$—	$32,206	$50
Wholesale/Retail	13,121	13,354	1,907	11,628
Food/Restaurant	76	132	85	479
Import/Export	—	1,175	—	13,382
Other	13,049	—	8,884	233
Total	$62,669	$14,661	$43,082	$25,772

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans, equity lines and installment & other loans.

For non-accrual loans, the amounts previously charged-off represent 6.2% of the contractual balances for non-accrual loans as of September 30, 2023 and 14.1% as of December 31, 2022. As of September 30, 2023, $62.7 million, or 81.1%, of the $77.3 million of non-accrual loans were secured by real estate compared to $43.1 million, or 62.6%, of the $68.9 million of non-accrual loans that were secured by real estate as of December 31, 2022. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

As of September 30, 2023, $4.2 million of the $154.6 million allowance for loan losses was allocated for non-accrual loans and $150.4 million was allocated to the general allowance.

The allowance for loan losses to non-performing loans was 195.1% as of September 30, 2023, compared to 182.1% as of December 31, 2022, primarily due to a decrease in the loans past due 90 days or more still accruing. After January 1, 2023, non-accrual loans also include those modified loans to borrowers experiencing financial difficulty that do not qualify for accrual status. Prior to January 1, 2023 non-accrual loans also include those TDRs that do not qualify for accrual status.

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

As of September 30, 2023, construction loans of $299.3 million were disbursed with pre-established interest reserves of $42.9 million, compared to $443.9 million with pre-established interest reserves of $54.5 million at December 31, 2022.  The balance for construction loans with interest reserves that have been extended was $1.5 million with pre-established interest reserves of $0.5 million at September 30, 2023, compared to $34.4 million with pre-established interest reserves of $1.0 million at December 31, 2022.  Land loans of $16.3 million were disbursed with pre-established interest reserves of $0.9 million at September 30, 2023, compared to $48.6 million of land loans disbursed with pre-established interest reserves of $1.6 million at December 31, 2022.  There were no land loans with interest reserves which have been extended as of September 30, 2023, compared to $0.9 million in land loans with interest reserves which have been extended with pre-established interest reserves of $58 thousand at December 31, 2022.

At September 30, 2023 and December 31, 2022, the Bank had no loans on non-accrual status with available interest reserves.  At September 30, 2023 and December 31, 2022, there were zero non-accrual non-residential construction loans, residential construction loans, or land loans that were originated with pre-established interest reserves.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of the property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with clients located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; and Las Vegas, Nevada. The Company also has loan clients in Hong Kong. The Company has no specific industry concentration, and generally our loans are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of September 30, 2023, or as of December 31, 2022.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 22% and 27% of the Bank’s total risk-based capital as of September 30, 2023, and December 31, 2022, respectively. Total CRE loans represented 289.1% of total risk-based capital as of September 30, 2023, and 287.1% as of December 31, 2022 which were within the Bank’s internal limit of 400%, of total capital.

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

The allowance for loan losses was $154.6 million and the allowance for off-balance sheet unfunded credit commitments was $11.4 million at September 30, 2023, which represented the amount estimated by management to be appropriate to absorb expected credit losses inherent in the loan portfolio, including unfunded credit commitments. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $166.0 million at September 30, 2023, compared to $155.2 million at December 31, 2022. The allowance for credit losses represented 0.87% of period-end gross loans and 209.5% of non-performing loans at September 30, 2023. The comparable ratios were 0.85% of period-end gross loans and 193.0% of non-performing loans at December 31, 2022.

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

In calculating our allowance for credit losses in the third quarter of 2023, the change in Moody’s forecast of future GDP, unemployment rates, CRE and home price indexes, did not result in a significant impact to the increase in the allowance for credit losses. The increase in the allowance for credit losses was primarily due to loan growth during the quarter. Our methodology and framework along with the 8-quarter reasonable and supportable forecast period and the 4-quarter reversion period have remained consistent since the implementation of CECL on January 1, 2021. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.

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

Under the Company’s CECL methodology, nine portfolio segments with similar risk characteristics are evaluated for expected loss. Six portfolios are modeled using econometric models and three smaller portfolios are evaluated using a simplified loss-rate method that calculates lifetime expected credit losses for the respective pools (simplified approach). The six portfolios subject to econometric modeling include residential mortgages; commercial and industrial loans (“C&I”); construction loans; commercial real estate (“CRE”) for multifamily loans; CRE for owner-occupied loans; and other CRE loans. We estimate the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables, (GDP, unemployment, CRE prices and residential mortgage prices) to historical credit performance for each of the six loan portfolios from 2007 to the fourth quarter of 2022. Loss given default rates are computed based on the net charge-offs recognized and then applied to the expected exposure at default of defaulted loans starting with the fourth quarter of 2007 through the fourth quarter of 2022. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The amounts so calculated comprise the quantitative portion of the allowance for credit losses.

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

Our allowance for credit losses is sensitive to a number of inputs, including macroeconomic forecast assumptions and credit rating migrations during the period. Our macroeconomic forecasts used in determining the September 30, 2023, allowance for credit losses consisted of three scenarios as provided by an outside forecaster. Because the December 2022 baseline scenario did not forecast a recession in the forecast period, we increased the weighting of the downside scenario to reflect our expectations that a recession in the forecast period was more likely than not. During the third quarter of 2023, in light of the continued strength of the economy, we reduced the weighting of the most severe scenario slightly. The baseline scenario reflects modest ongoing GDP growth and a modest increase in the unemployment rate peaking at 4.2% in the fourth quarter of 2024. Relative to the baseline scenario, the upside scenario reflects higher GDP growth and lower unemployment rates with the stronger economy resulting in slightly higher inflation, though the Federal Reserve is projected to cut the Fed funds rate starting in the third quarter of 2024. The downside scenario contemplates a recession due to the weakening economy as concerns about inflation keep the Fed funds rate elevated, decreasing to 4.7% in the first quarter of 2024, resulting in negative GDP growth for three quarters peaking at 3.6% in the second quarter of 2024, rising unemployment that peaks at 7.7% in the fourth quarter of 2024, a decline in CRE prices of 27.1% and a decline in residential home prices of 15.1% during the forecast period. As of September 30, 2023, we placed the same weight on our downside and base scenario, with a small weighting on the upside scenario.

Keeping all other factors constant, we estimate that if we had applied 100% weighting to the downside scenario, the allowance for credit losses as of September 30, 2023, would have been approximately $37.3 million higher. This estimate is intended to reflect the sensitivity of the allowance for credit losses to changes in our scenario weights and is not intended to be indicative of future changes in the allowance for credit losses.

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

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Allowance for loan losses
Balance at beginning of period	$155,109	$148,772	$146,485	$136,157
Provision for expected credit losses on loans	6,121	602	21,581	12,709
Charge-offs:
Commercial loans	(6,254)	(2,091)	(12,517)	(2,362)
Real estate loans	(1,221)	(137)	(5,341)	(138)
Installment and other loans	(8)	—	(15)	—
Total charge-offs	(7,483)	(2,228)	(17,873)	(2,500)
Recoveries:
Commercial loans	611	1,576	1,564	2,109
Construction loans	—	—	—	6
Real estate loans	261	95	2,862	336
Total recoveries	872	1,671	4,426	2,451
Balance at the end of period	$154,619	$148,817	$154,619	$148,817

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$10,525	$6,136	$8,730	$7,100
Provision for expected credit losses on unfunded credit commitments	879	1,398	2,674	434
Balance at the end of period	$11,404	$7,534	$11,404	$7,534

Average loans outstanding during the period	$18,959,444	$17,923,495	$18,572,222	$17,468,247
Total gross loans outstanding, at period-end	$19,023,822	$18,106,803	$19,023,822	$18,106,803
Total non-performing loans, at period-end	$79,254	$71,297	$79,254	$71,297
Ratio of net charge-offs to average loans outstanding during the period	0.14%	0.01%	0.10%	0.00%
Provision for expected credit losses to average loans outstanding during the period	0.15%	0.04%	0.17%	0.10%
Allowance for credit losses to non-performing loans, at period-end	209.48%	219.30%	209.48%	219.30%
Allowance for credit losses to gross loans, at period-end	0.87%	0.86%	0.87%	0.86%

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	September 30, 2023		December 31, 2022
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	(In thousands)
Type of Loan:
Commercial loans	$44,758	17.2%	$49,435	18.2%
Real estate construction loans	15,111	2.9	10,417	3.4
Commercial mortgage loans	75,885	48.9	68,366	48.2
Residential mortgage loans and equity lines	18,809	31.0	18,232	30.2
Installment and other loans	56	0.0	35	0.0
Total loans	$154,619	100%	$146,485	100%

The allowance allocated to commercial loans decreased $4.6 million, or 9.3%, to $44.8 million at September 30, 2023, from $49.4 million at December 31, 2022. The decrease was mainly due to net charge-offs of $4.3 million which had been previously reserved for as of December 31, 2022.

The allowance allocated to real estate construction loans increased $4.7 million, or 45.2% to $15.1 million at September 30, 2023, from $10.4 million at December 31, 2022. The increase is due primarily to a $4.2 million specific reserve recorded in the third quarter of 2023.

The allowance allocated to commercial mortgage loans increased $7.5 million, or 11.0%, to $75.9 million at September 30, 2023, from $68.4 million at December 31, 2022. The increase is due primarily to an increase in commercial mortgage loans.

The allowance allocated for residential mortgage loans and equity lines increased $0.6 million, or 3.3% to $18.8 million at September 30, 2023, compared to $18.2 million at December 31, 2022. The increase is due primarily to an increase in residential mortgage loans.

Deposits

Total deposits were $19.64 billion as of September 30, 2023, an increase of $1.13 billion, or 6.1% from $18.51 billion as of December 31, 2022.

Total uninsured deposits were $9.00 billion as of September 30, 2023, decreased approximately $0.21 billion, from $9.21 billion as of December 31, 2022. Excluding $0.79 billion in collateralized deposits, the uninsured and uncollateralized deposits of $8.20 billion was 41.8% of total deposits as of September 30, 2023. Our unused borrowing capacity from the Federal Home Loan Bank as of September 30, 2023 was $7.30 billion and unpledged securities at September 30, 2023 was $1.38 billion. These sources of available liquidity, including cash and short term investments, were more than 100% of uninsured and uncollateralized deposits as of September 30, 2023.

The following table sets forth the deposit mix as of the dates indicated:

	September 30, 2023		December 31, 2022
	Amount	Percentage	Amount	Percentage
	(In thousands)
Deposits
Non-interest-bearing demand deposits	$3,623,483	18.5%	$4,168,989	22.5%
NOW deposits	2,454,878	12.5	2,509,736	13.6
Money market deposits	3,222,612	16.4	3,812,724	20.6
Savings deposits	1,131,352	5.8	1,000,460	5.4
Time deposits	9,203,263	46.9	7,013,370	37.9
Total deposits	$19,635,588	100.0%	$18,505,279	100.0%

The following table sets forth the maturity distribution of time deposits at September 30, 2023:

	At September 30, 2023
	Time Deposits -under $250,000	Time Deposits -$250,000 and over	Total Time Deposits
	(In thousands)
Three months or less	$1,195,867	$1,931,686	$3,127,553
Over three to six months	1,584,336	2,102,983	3,687,319
Over six to twelve months	912,515	1,403,705	2,316,220
Over twelve months	29,375	42,796	72,171
Total	$3,722,093	$5,481,170	$9,203,263

Percent of total deposits	19.0%	27.9%	46.9%

FDIC Special Assessment and Uninsured Deposits

On May 11, 2023, the FDIC published a proposed rule that would impose a special deposit insurance assessment on banks in order to recover losses that the FDIC's Deposit Insurance Fund ("DIF") has incurred in the receiverships of failed institutions. The proposed rule would impose the special assessment for eight quarterly assessment periods beginning with the first quarter of 2024 assessment period, subject to adjustment if the total amount collected is insufficient to cover the DIF's cost. Each quarterly special assessment would be equal to 3.13 basis points (0.0313%) of a bank's estimated uninsured deposits that exceeded $5 billion as of December 31, 2022.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of September 30, 2023. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts:

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$9,131,092	$69,917	$2,229	$25	$9,203,263
Advances from the Federal Home Loan Bank	15,000	—	—	—	15,000
Other borrowings	—	—	—	22,374	22,374
Long-term debt	—	—	—	119,136	119,136
Operating leases	10,694	15,040	8,084	1,641	35,459
Total contractual obligations and other commitments	$9,156,786	$84,957	$10,313	$143,176	$9,395,232

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

Capital Resources

Total equity was $2.64 billion as of September 30, 2023, an increase of $164.7 million, from $2.47 billion as of December 31, 2022, primarily due to net income of $271.6 million, stock-based compensation of $4.9 million, proceeds from dividend reinvestment of $2.7 million and stock issued to directors of $0.8 million, offset by, common stock cash dividends of $73.9 million, other comprehensive loss of $21.2 million, purchases of treasury stock of $16.7 million, and shares withheld related to net share settlement of RSUs of $3.5 million.

The following table summarizes changes in total equity for the nine months ended September 30, 2023:

Nine Months Ended
September 30, 2023
(In thousands)
Net income	$271,598
Proceeds from shares issued through the Dividend Reinvestment Plan	2,699
Shares withheld related to net share settlement of RSUs	(3,538)
Purchase of treasury stock	(16,683)
Stock issued to directors	850
RSU vested	1
Share-based compensation	4,945
Cash dividends paid to common stockholders	(73,938)
Other comprehensive loss	(21,238)
Net increase in total equity	$164,696

Capital Adequacy Review

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The following tables set forth actual and required capital ratios as of September 30, 2023 and December 31, 2022 for Bancorp and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2022 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(In thousands)
September 30, 2023

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,370,406	12.70	$1,306,500	7.00	$1,213,179	6.50
Cathay Bank	2,447,852	13.14	1,303,712	7.00	1,210,590	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,370,406	12.70	1,586,465	8.50	1,493,143	8.00
Cathay Bank	2,447,852	13.14	1,583,079	8.50	1,489,956	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,651,930	14.21	1,959,751	10.50	1,866,429	10.00
Cathay Bank	2,613,876	14.03	1,955,568	10.50	1,862,446	10.00

Leverage Ratio
Cathay General Bancorp	2,370,406	10.44	908,369	4.00	1,135,462	5.00
Cathay Bank	2,447,852	10.79	907,374	4.00	1,134,218	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(In thousands)
December 31, 2022

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,182,066	12.21	$1,250,914	7.00	$1,161,563	6.50
Cathay Bank	2,276,830	12.75	1,250,461	7.00	1,161,142	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,182,066	12.21	1,518,967	8.50	1,429,616	8.00
Cathay Bank	2,276,830	12.75	1,518,417	8.50	1,429,098	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,452,781	13.73	1,876,371	10.50	1,787,020	10.00
Cathay Bank	2,432,045	13.61	1,875,691	10.50	1,786,373	10.00

Leverage Ratio
Cathay General Bancorp	2,182,066	10.08	865,470	4.00	1,081,838	5.00
Cathay Bank	2,276,830	10.53	864,918	4.00	1,081,148	5.00

As of September 30, 2023, capital levels at Bancorp and the Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of September 30, 2023 at Bancorp and the Bank exceed the minimum levels necessary to be considered “well capitalized.”

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

The Company declared a cash dividend of $0.34 per share on 72,563,613 shares outstanding on August 30, 2023, for distribution to holders of our common stock on September 11, 2023. The Company paid total cash dividends of $24.7 million in the third quarter of 2023.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and client credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of September 30, 2023, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 14.1% compared to 13.7% as of December 31, 2022.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At September 30, 2023, the Bank had an approved credit line with the FHLB of San Francisco totaling $8.05 billion. Total advances from the FHLB of San Francisco were $15.0 million and standby letters of credit issued by the FHLB on the Company’s behalf were $808.1 million as of September 30, 2023. These borrowings bear fixed rates and are secured by the Bank’s loans. See Note 11 to the Consolidated Financial Statements. At September 30, 2023, the Bank pledged $437.7 thousand of its commercial loans and $1.2 million of securities to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $1.5 million from the Federal Reserve Bank Discount Window at September 30, 2023.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At September 30, 2023, investment securities totaled $1.51 billion, with $132.2 million pledged as collateral for borrowings and other commitments. The remaining balance was available as additional liquidity or to be pledged as collateral for additional borrowings. At September 30, 2023, $1.38 billion of unpledged treasuries, U.S. agency securities, U.S. agency mortgage-backed securities or CMO based on current cost are available for pledging to the Federal Reserve Bank’s Bank Term Funding Program.

Approximately 99.2% of our time deposits mature within one year or less as of September 30, 2023. Management anticipates that these deposits will reprice higher as a result of the increases in the target Fed funds rate that started in early 2022. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. As of September 30, 2023, management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $107.0 million and $185.0 million during the third quarter of 2023 and 2022, respectively.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of September 30, 2023:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	+11.6	-8.2
+100	+5.8	-3.9
-100	-6.3	+5.3
-200	-14.3	+11.8

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

There has not been any change in our internal control over financial reporting that occurred during the third quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November [ ], 2023
/s/ Chang M. Liu
Chang M. Liu
President and Chief Executive Officer

Date: November [ ], 2023
/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and
Chief Financial Officer