Form 10-Q/A
period 2023-09-30
CATHAY GENERAL BANCORP
filed 2023-11-09
CIK 861842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

Cathay General Bancorp is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Securities and Exchange Commission on November 8, 2023 (the “Original Report”), solely to correct the signature page to the Original Report, which inadvertently omitted the date of signature.

Except for the adding of the date of signature, no other changes have been made to the Original Report. This Amendment does not reflect any subsequent events occurring after the original filing date of the Original Report or modify or update in any way disclosures made in the Original Report.

Item 6.  Exhibits

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

Cathay General Bancorp (Registrant)

Date: November 8, 2023	/s/ Chang M. Liu Chang M. Liu President and Chief Executive Officer

Date: November 8, 2023	/s/ Heng W. Chen Heng W. Chen Executive Vice President and Chief Financial Officer