Form 10-K
period 2023-12-31
CATHAY GENERAL BANCORP
filed 2024-02-29
CIK 861842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was $2,215,336,347. This value is estimated solely for the purposes of this cover page. The market value of shares held by registrant’s directors, executive officers, and Employee Stock Ownership Plan have been excluded because they may be considered to be affiliates of the registrant.

As of February 15, 2024, the registrant had outstanding 72,669,738 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement relating to registrant’s 2024 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2023, are incorporated by reference in this Form 10-K in response to Part III, Items 10 through 14 of this Form 10-K.

Auditor Name: KPMG LLP	Auditor Location: Los Angeles, California	Auditor Firm ID: 185

CATHAY GENERAL BANCORP

2023 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1.         Business

Business of Bancorp

Overview

Cathay General Bancorp (the “Bancorp” on a parent-only basis, and the “Company,” “we,” “us” or “our” on a consolidated basis) is a corporation that was organized in 1990 under the laws of the State of Delaware. The Bancorp is the holding company of Cathay Bank, a California state-chartered commercial bank (“Cathay Bank” or the “Bank”), and eleven limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner. The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities.

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

At December 31, 2023, we had $23.08 billion in total consolidated assets, $19.38 billion in net loans, $19.33 billion in deposits, and $2.74 billion in shareholders’ equity.

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

The Bank’s head office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. As of December 31, 2023, the Bank has branch offices in Southern California (24 branches), Northern California (19 branches), New York (9 branches), Washington (four branches), Illinois (two branches), Texas (two branches), Maryland (one branch), Massachusetts (one branch), Nevada (one branch), New Jersey (one branch), and Hong Kong (one branch) and a representative office in Beijing, Shanghai, and Taipei. Deposit accounts at the Hong Kong branch are not insured by the FDIC. Each branch has loan approval rights subject to the branch manager’s authorized lending limits. Current activities of the Beijing, Shanghai, and Taipei representative offices are limited to coordinating the transportation of documents to the Bank’s head office and performing liaison services.

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

The Bank primarily services individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located and provides commercial real estate loans, commercial loans, U.S. Small Business Administration (“SBA”) loans, residential mortgage loans, real estate construction loans, home equity lines of credit, and installment loans to individuals for, household and other consumer expenditures.

Through its Cathay Wealth Management business unit, the Bank offers clients a range of investment products and services, such as stocks, bonds, mutual funds, insurance, annuities, and advisory services.  As of December 31, 2023, all securities and insurance products provided by Cathay Wealth Management are offered by, and all financial consultants are registered with, Cetera Investment Services LLC, a registered securities broker/dealer and licensed insurance agency and member of the Financial Industry Regulatory Authority and Security Investor Protection Corporation. Cetera Investment Services LLC and Cathay Bank are independent entities. The securities and insurance products offered by Cetera Investment Services LLC are not insured by the FDIC.

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

Commercial Real Estate Loans. Commercial real estate loans (also known as CRE loans) are typically secured by first deeds of trust on commercial properties. Our commercial real estate portfolio includes primarily commercial retail properties, shopping centers, and owner-occupied industrial facilities, and, secondarily, office buildings, multiple-unit apartments, hotels, and multi-tenanted industrial properties.

The Bank also makes medium-term commercial real estate loans which are generally secured by commercial or industrial buildings where the borrower uses the property for business purposes or derives income from tenants.

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

SBA Loans. The Bank originates SBA loans under the national “preferred lender” status. Preferred lender status is granted to a lender that has made a certain number of SBA loans and which, in the opinion of the SBA, has staff qualified and experienced in small business loans. As a preferred lender, the Bank’s SBA Lending Group has the authority to issue, on behalf of the SBA, the SBA guaranty on loans under the 7(a) program which may result in shortening the time it takes to process a loan. The 7(a) program is the SBA’s primary loan program, and which can be used for financing of a variety of general business purposes such as acquisition of land, buildings, equipment and inventory and working capital needs of eligible businesses generally over a 5 to 25 year term. In addition, under this program, the SBA delegates loan underwriting, closing, and most servicing and liquidation authority and responsibility to selected lenders.

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

Real Estate Construction Loans. The Bank’s real estate construction loan activity focuses on providing short-term loans to individuals and developers, primarily for the construction of multi-unit projects. Residential real estate construction loans are typically secured by first deeds of trust and guarantees of the borrower. The economic viability of the projects, borrower’s credit worthiness, and borrower’s and contractor’s experience are primary considerations in the loan underwriting decision. The Bank utilizes approved independent licensed appraisers and monitors projects during the construction phase through construction inspections and a disbursement program tied to the percentage of completion of each project. The Bank also occasionally makes unimproved property loans to borrowers who intend to construct a single-family residence on their lots generally within twelve months. In addition, the Bank makes commercial real estate construction loans to high-net-worth clients with adequate liquidity for construction of office and warehouse properties. Such loans are typically secured by first deeds of trust and are guaranteed by the borrower.

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

Deposits

The Bank offers a variety of deposit products to meet its clients’ needs. As of December 31, 2023, the Bank offered passbook accounts, checking accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, and public funds deposits. These products are priced generally to promote growth of deposits in a safe and sound manner.

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

Subsidiaries of Cathay Bank

Cathay Holdings LLC (“CHLLC”) was incorporated in December 2007. The purpose of this subsidiary is to hold other real estate owned that was transferred from the Bank. As of December 31, 2023, CHLLC no longer owned properties.

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

As of December 31, 2023, Cathay Bank employed approximately 1,246 regular full-time equivalent employees, of whom 1,207 were located in the United States and 39 were located in China, Hong Kong and Taiwan. Of the total number of employees, 740 are banking officers. None of the employees are represented by a union.

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

In 2023, 80% of our employees are of Asian descent, 13% are members of non-Asian traditionally underrepresented racial/ethnic groups, and 7% are Caucasian. At the manager-level, 73% are of Asian descent, 13% are members of non-Asian traditionally underrepresented racial/ethnic groups, and 14% are Caucasian. 57% of our management-level positions are held by women, and 65% of our employees are women. Our 12 member Board of Directors consists of 11 members of traditionally underrepresented racial/ethnic groups descent and a quarter of the Board seats are held by women.

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

Grow, Engage and Elevate

The Bank believes that its future success is highly dependent upon its continued ability to attract qualified employees. As part of our efforts to attract and motivate employees, we offer a competitive compensation and benefits package that includes healthcare and 401(k) benefits, parental and family leave, holiday and paid time off, and tuition assistance.

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

Employee Health and Wellness

Cathay Bank manages organizational and personal health to gain insight into employees’ experiences, levels of workplace satisfaction, and feelings of engagement with the Bank. We have in place a Cathay Well-Being program since 2014, that encourages employees to stay active by enriching their wellbeing experiences through participation in a variety of fun and easy healthy habits and challenges with an added incentive to qualify for additional discounts on their medical premiums. As of December 31, 2023, we have 60% of our employees participating in the Well-Being program.

Executive Officers of the Registrant

The table below sets forth the names, ages, and positions at the Bancorp and the Bank of all executive officers of the Company as of February 15, 2024.

Name	Age	Present Position and Principal Occupation During the Past Five Years

Dunson K. Cheng	79

Executive Chairman of the Boards of Directors of the Bancorp and the Bank since October 2016; Director of the Bancorp since 1990; Director of the Bank since 1982; Chairman of the Boards of Directors of the Bancorp and the Bank from 1994 to September 2016; President of the Bank from 1985 to March 2015; President and Chief Executive Officer of the Bancorp from 1990 to September 2016.

Chang M. Liu	57

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

Heng W. Chen	71	Executive Vice President, Chief Financial Officer, and Treasurer of the Bancorp since 2003; Executive Vice President of the Bank since 2003; Chief Financial Officer of the Bank since 2004.

Kim R. Bingham	67	Chief Risk Officer of the Bank since 2014; Executive Vice President of the Bank since 2004; Chief Credit Officer of the Bank from 2004 to 2013.

Albert Sun	69	Executive Vice President and Chief Credit Officer of the Bank since January 2024; Executive Vice President, Special Advisor to the Office of the President from September 2023 to December 2023; Chief Credit Officer of Piermont Bank from 2022 to 2023: Chief Credit Officer of Grasshopper Bank from 2017 to 2021; and Chief Credit Officer of East West Bank from 2015 to 2017.

Thomas M. Lo	62	Executive Vice President and Chief Administrative Officer of Cathay Bank since September 2023; Executive Vice President and Director of Commercial and International Banking of Cathay Bank from 2018 to 2023; Senior Vice President, Deputy Director of International and Business Banking and Deputy to Head of International and Commercial Banking of East West Bank from 2010 to 2018; and Executive Vice President and Group Manager in Orange County of Preferred Bank from 2007 to 2010

May K. Chan	46

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

At December 31, 2023, (i) the Bancorp’s and the Bank’s common equity Tier 1 capital ratios were 12.84% and 13.23%, respectively; (ii) their total risk-based capital ratios were 14.31% and 14.09% respectively; (iii) their Tier 1 risk-based capital ratios were, 12.84% and 13.23% respectively; and (iv) their leverage capital ratios were, respectively, 10.55% and 10.87% respectively all of which exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes.

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

In December 2017, the Basel Committee published “Basel IV” standards to finalize the Basel III regulatory reforms. According to the Basel Committee, Basel IV is intended to, among other things, reduce variability in risk weighted assets by implementing a standardized approach for operation risk and credit risk to replace model-based approaches for certain categories of risk weighted assets, and by reducing the scope of model-based parameters and implementing exposure-level parameter floors where model-based approaches remain available. Under the Basel framework, these standards were effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

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

As of December 31, 2023, the Bancorp and the Bank met all requirements to be considered well-capitalized under the Basel III Capital Rules.

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

The CFPB has enforcement authority over unfair, deceptive or abusive acts and practices (“UDAAP”). UDAAP is considered one of the most far reaching new enforcement tools at the disposal of the CFPB and covers all consumer and small business financial products or services such as deposit and lending products or services such as overdraft programs and third-party payroll card vendors. It is a wide-ranging regulatory net that potentially picks up the gaps not included in other consumer laws, rules and regulations. Violations of UDAAP can be found in many areas and can include advertising and marketing materials, the order of processing and paying items in a checking account or the design of client overdraft programs. The scope of coverage includes not only direct interactions with clients and prospects but also actions by third-party service providers. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.

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

In 2023, the FDIC Board of Directors approved a final rule to implement a special assessment to recover the loss to the Deposit Insurance Fund (DIF) associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The Federal Deposit Insurance Act (FDI Act) requires the FDIC to take this action in connection with the systemic risk determination announced on March 12, 2023.  See further discussion under Operation Risks.

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

Securities and Corporate Governance

The Bancorp is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Global Select Market, the Company is subject to NASDAQ listing standards for listed companies. The Bancorp is also subject to the Sarbanes-Oxley Act of 2002, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other matters, required executive certification of financial presentations, corporate governance requirements for board and its audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow stockholders and investors to more easily and efficiently monitor the performance of companies and their directors. Under the Sarbanes-Oxley Act, management and the Bancorp’s independent registered public accounting firm are required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2023. These assessments are included in Part II — Item 9A — “Controls and Procedures.”

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

Our financial performance generally, as well as the ability of borrowers to make loan payments, the value of the collateral securing those loans, and the demand for loans and our other products and services, are highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. Unfavorable or uncertain economic and market conditions, some of which are present in the current macroeconomic environment, have in the past and may in the future lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for our products and services. Based on a review of the appropriateness of the allowance for loan losses at December 31, 2023 in light of current economic conditions, we recorded a provision for credit losses of $26.0 million in the year ended December 31, 2023. If the economic forecast or other factors worsen relative to the assumptions we utilized, our allowance for loan losses will increase accordingly in future periods.

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

At December 31, 2023, our allowance for loan losses totaled $154.6 million and we had net charge-offs of $17.6 million for 2023. Although economic conditions in the real estate market in portions of Los Angeles, San Diego, Riverside, and San Bernardino counties and the Central Valley of California where many of our commercial real estate and construction loan clients are based, have continued to improve, the economic recovery in these areas of California is uneven and in some areas rather slow, with relatively high and persistent unemployment, and economic growth appears to have slowed. Moreover, elevated interest rates may adversely affect real estate sales and the refinancing of existing real estate loans. As of December 31, 2023, we had approximately $10.15 billion in commercial real estate and construction loans. Any deterioration in the real estate market generally and in the commercial real estate and residential building segments in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income, and capital. In addition, a recent change in accounting standards will result in a significant change in how we recognize credit losses as further disclosed in the risk factor below entitled, “Our financial results could be adversely affected by changes in accounting standards or tax laws and regulations.”

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

We seek to minimize the adverse effects of changes in interest rates by structuring our asset-liability composition to obtain the maximum spread. We use interest rate sensitivity analysis and a simulation model to assist us in estimating the optimal asset-liability composition. However, such management tools have inherent limitations that impair their effectiveness. Moreover, the long-term effects of the Federal Reserve’s unprecedented quantitative easing and tapering off are unknown, and while interest rates have risen, they remain at historically low levels. There can be no assurance that we will be successful in minimizing the adverse effects of changes in interest rates.

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

Based on past experience, we believe that our deposit accounts are relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.  Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.

If the Company’s goodwill were determined to be impaired, it would result in a charge against earnings and thus a reduction in stockholders’ equity.

The Company tests goodwill for impairment on an annual basis, or more frequently, if necessary. Quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measuring impairment, when available. Other acceptable valuation methods include present value measurements based on multiples of earnings or revenues, or similar performance measures. If the Company were to determine that the carrying amount of the goodwill exceeded its implied fair value, the Company would be required to write down the value of the goodwill on the balance sheet, adversely affecting earnings as well as stockholders equity.

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

In addition, the risks inherent in construction lending may continue to affect adversely our results of operations. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing (including shortages in labor and raw materials and supplies); market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risk because they have no operating history. In these loans, loan funds are advanced upon the security of the project under construction (which is of uncertain value prior to completion of construction) and the estimated operating cash flow to be generated by the completed project. There is no assurance that such properties will be sold or leased so as to generate the cash flow anticipated by the borrower. A general decline in real estate sales and prices across the United States or locally in the relevant real estate market, a decline in demand for residential real estate, economic weakness, high rates of unemployment, and reduced availability of mortgage credit, are some of the factors that can adversely affect the borrowers’ ability to repay their obligations to us and the value of our security interest in collateral, and thereby adversely affect our results of operations and financial results.

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

In 2023, the FDIC Board of Directors approved a final rule to implement a special assessment to recover the loss to the Deposit Insurance Fund (DIF) associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The Federal Deposit Insurance Act (FDI Act) requires the FDIC to take this action in connection with the systemic risk determination announced on March 12, 2023.

●

Under the final rule, the banks that benefited most from the assistance provided under the systemic risk determination will be charged a special assessment to recover losses to the DIF resulting from the protection of uninsured depositors. In general, large banks and regional banks, and particularly those with large amounts of uninsured deposits, were the banks most vulnerable to uninsured deposit runs and benefited most from the stability provided under the systemic risk determination.

●

The FDIC estimates that 114 banking organizations will be subject to the special assessment, including 48 banking organizations with total assets over $50 billion and 66 banking organizations with total assets between $5 and $50 billion. No banking organizations with total assets under $5 billion will pay a special assessment, based on data for the December 31, 2022 reporting period.

●

Currently, the FDIC estimates that of the total cost of the failures of Silicon Valley Bank and Signature Bank, approximately $16.3 billion was attributable to the protection of uninsured depositors. These loss estimates will be periodically adjusted as assets are sold, liabilities are satisfied, and receivership expenses are incurred.

●

The special assessment will be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, impose an extended special assessment collection period after the initial eight-quarter collection period to collect the difference between losses and the amounts collected, and impose a one-time final shortfall special assessment after both receiverships terminate.

●	The special assessment will be collected beginning with the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024) with an invoice payment date of June 28, 2024.

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

Governmental and societal responses to climate change and other environmental impacts could adversely affect our business and performance, including indirectly through impacts on our clients.

Governments have become increasingly focused on the effects of climate change and related environmental issues, and various policymakers with jurisdiction over us have adopted, or are considering adopting, climate-related policies or regulations which may require us to incur increased costs. For example, the SEC has published proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors.  At the state level, the California legislature recently passed legislation requiring that certain entities doing business in California with revenues exceeding $1 billion report their direct and indirect greenhouse gas emissions. The legislation authorizes regulations which could administer penalties against reporting entities for non-compliance. This legislation and similar legislation that may be introduced in future may require us to incur various and significant costs to comply. Various banking regulators, including the FDIC and the New York Department of Financial Services, have also proposed guidelines for climate-related risk management. While guidance from the FDIC is aimed at financial institutions with over $100 billion in consolidated assets, there is no guarantee that we will not be subject to additional regulation regarding climate-related risk management in future.  The Federal Reserve Board, for example, may incorporate climate-related risks into its supervisory stress tests

In addition, consumers and businesses also may change their behavior on their own as a result of their concerns over the long-term impacts of climate change. We and our clients will need to respond to new laws and regulations as well as client and business preferences resulting from climate change concerns. We and our clients may face cost increases, asset value reductions (including the possibility of stranded assets), operating process changes, and the like. The impact on our loan relationships and other clients will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities and the impact of rising sea levels and other effects of climate change. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some clients or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior. It is possible as well that changes in climate and related environmental risks, perceptions of them, and governmental responses to them may occur more rapidly than we are able to adapt without disrupting our business and impairing our financial results. In addition, the impact of heightened environmental regulation upon our clients could impact our existing loan portfolio as well as asset value and our clients’ operating costs, which could adversely affect our business.

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

In the course of the Bank’s business, the Bank may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. The Bank may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of any contaminated site, the Bank may be subject to common law claims by third parties based on damages, and costs resulting from environmental contamination emanating from the property. In some cases, environmental laws ascribe liability without respect to contribution to the contamination in question or the lawfulness of disposal at the time it occurred. If the Bank ever becomes subject to significant environmental liabilities, its business, financial condition, results of operations and the value of our common stock could be materially and adversely affected.

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

Item 1C.      Cybersecurity

Risk Management and Strategy

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential cyber threats. Our Chief Information Security Officer is primarily responsible for this cybersecurity component and is a key member of the risk management organization, reporting directly to the Chief Risk Officer and as discussed below, periodically to board committees.

We rely on a series of processes to identify threats, hazards, and other risks to our assets. In addition to regular risk assessments, we rely on independent assessments, audits, and cybersecurity feeds from vendors, including directly into patch and vulnerability management tools. Our processes and practices are reviewed by audits, regulators, and independent reviews of information security and cybersecurity practices and processes carried out by professional services organizations retained by us against industry requirements, such as the Federal Financial Institutions Examination Council (FFIEC) Information Technology Examination Handbooks, and the FFIEC Cybersecurity Assessment Tool. These frameworks also provide guidance that we leverage for overseeing and identifying cybersecurity threats associated with the use of third-party service providers. The Bank also retains third-party experts to conduct intrusion and penetration testing on an annual basis.

Our assets are classified and protected based on the results of our risk assessment practices, which assess a variety of critical factors, including the type of data stored, system availability needs, confidentiality requirements, recovery time objectives, transactional processing, the number of users, and the volume and magnitude of transactions. Our Information Technology and Information Security teams meet weekly across several disciplines to ensure that risks are timely identified, patch and vulnerability requirements are monitored, and the necessary changes are implemented.

The Information Security and Information Technology teams support the business through early engagement in the Project Management Office routines and the Vendor Management Office’s requirements, to ensure that new products, projects, and third-party vendors are onboarded with appropriate oversight.

Identified Cybersecurity Risks

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

State regulators have also been increasingly active in implementing cybersecurity standards and regulations. Recently, several states, notably including California where our banking business is concentrated, have adopted laws and/or regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many such states (including California) have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and we continue to monitor relevant legislative and regulatory developments in California where most of our clients are located.

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

Management and Board Oversight of Cybersecurity Risks

Our Information Security Program is managed by a dedicated Chief Information Security Officer (“CISO”), who leads our Information Security team responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. Our CISO holds a BSc degree in the combined studies of Computer Science & History of Science from Herriot-Watt University and a graduate of the Carnegie Mellon University’s Heinz College of Information Systems and Public Policy + Software Engineering Institute’s Chief Risk Officer Executive Education and Certificate Program. He holds the following professional certifications from the Information Systems Audit and Control Association: Certified Information Systems Auditor (CISA), Certified in the Governance of Enterprise IT (CGEIT), and Certified in Risk and Information Systems Control (CRISC).  Additionally, he has more than 20 years of experience in financial services, including management experience with Globally Systemically Important Banks, as well as experience in cybersecurity, information security & information technology risk management, governance, risk, and compliance.

The CISO provides periodic reports to the executive risk management committee and the board-level risk committees of the Company and the Bank, as well as the cross-functional management steering committee that oversees the information security and information technology programs. These reports address key cybersecurity topics, including the implementation and operation of preventative controls and the detection, mitigation and remediation of cybersecurity incidents. Our CISO also provides reports to our Chief Executive Officer and other members of our senior management, as appropriate.  The Chief Risk Officer and the board-level risk committees of the Company and the Bank report to the full board of directors on key cybersecurity risk management topics, as appropriate.

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

The Bank owns 16 of its branch offices. The other branch and representative offices and other properties are leased by the Bank under leases with expiration dates ranging from January 2024 to December 2029, exclusive of renewal options. As of December 31, 2023, the Bank’s investment in premises and equipment totaled $91.1 million, net of accumulated depreciation. See Note 7 and Note 15 to the Consolidated Financial Statements.

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

Item 4.         Mine Safety Disclosures

Not Applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Bancorp’s common stock is listed on the NASDAQ Global Select Market under the symbol “CATY.” As of February 15, 2024, Bancorp had outstanding approximately 72,669,738 shares of common stock with approximately 1,480 holders of record. Bancorp believes, however, that the actual number of beneficial holders of its common stock may be substantially greater than the stated number of holders of record because a substantial portion of the common stock is held in street name.

Dividends

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

Performance Graph

The graph and accompanying information furnished below shows the cumulative total shareholder return over a five-year period through December 31, 2023, assuming an investment of $100 was made and that all dividends were reinvested, in each of our common stock, the Standard & Poor’s (S&P) 500 Index, and the S&P U.S. BMI Banks–Western Region Index. The S&P U.S. BMI Banks–Western Region Index is a market-weighted index comprised of publicly traded banks and bank holding companies (including the Company) most of which are based in California and the remainder of which are based in eight other western states, including Oregon, Washington, and Nevada. We will furnish, without charge, on the written request of any person who is a stockholder of record as of the record date for the 2024 annual meeting of stockholders, a list of the companies included in the S&P U.S. BMI Banks–Western Region Index. Requests for this information should be addressed to May Chan, Corporate Secretary, Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012.

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

		Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Cathay General Bancorp	100.00	117.48	103.80	142.98	139.97	158.85
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
S&P U.S. BMI Banks - Western Region Index	100.00	121.94	91.26	140.71	109.19	108.54

Source:  S&P Global Market Intelligence © 2024

This information shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to Regulation 14A (17 CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r).

Unregistered Sales of Equity Securities

There were no sales of any equity securities by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

On May 26th, 2022, the Board of Directors approved a stock repurchase program to buyback up to $125.0 million of the Company’s common stock. Through December 31, 2022, the Company repurchased 2,522,538 shares of common stock for a total of $108.4 million, at an average cost of $42.98 per share under the May 2022 buyback program.

The Company completed its May 2022 stock buyback program by repurchasing 375,090 shares at an average cost of $44.20 for a total of $16.6 million during the first quarter of 2023.

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

The Bank offers a wide range of financial services. As of the filing date of this report, the Bank operates 24 branches in Southern California, 19 branches in Northern California, 9 branches in New York State, four branches in Washington State, two branches in Illinois, two branches in Texas, one branch in each of Maryland, Massachusetts, Nevada, and New Jersey, one branch in Hong Kong, and a representative office in Beijing, in Shanghai, and in Taipei. The Bank is a commercial bank, servicing primarily individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.

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

In addition, the Company’s Board of Directors has established a written credit policy that includes a credit review and control system that the Board of Directors believes should be effective in ensuring that the Bank maintains an appropriate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is appropriate to absorb losses in the credit portfolio. The determination of the amount of the allowance for credit losses and the provision for credit losses are based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Additions to the allowance for credit losses are made by charges to the provision for credit losses. While management utilizes its business judgment based on the information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors, many of which are beyond the Bank’s control, including but not limited to the performance of the Bank’s loan portfolio, the economy and market conditions, macroeconomic forecasts, and the view of the regulatory authorities toward loan classifications. Identified credit exposures that are determined to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for credit losses. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for credit losses in future periods.

The allowance for loan losses was $154.6 million and the allowance for off-balance sheet unfunded credit commitments was $9.1 million at December 31, 2023, which represented the amount believed by management to be appropriate to absorb lifetime credit losses in the loan portfolio, including unfunded credit commitments. The allowance for loan losses represented 0.79% of period-end gross loans and 209.33% of non-performing loans at December 31, 2023. The comparable ratios were 0.80% of period-end gross loans and 182.12% of non-performing loans at December 31, 2022.

The allowance for credit losses is discussed in more detail in “Risk Elements of the Loan Portfolio — Allowance for Credit Losses” below. Management has reviewed the foregoing critical accounting policies and related disclosures with the Audit Committee of the Company’s Board of Directors.

Results of Operations

Overview

For the year ended December 31, 2023, we reported net income of $354.1 million, or $4.86 per diluted share, compared to net income of $360.6 million, or $4.83 per diluted share, in 2022, and net income of $298.3 million, or $3.80 per diluted share, in 2021. The $6.5 million decrease in net income from 2022 to 2023 was primarily the result of increases in non-interest expense, and provision for credit losses, partially offset by increases in net interest income and non-interest income. The return on average assets in 2023 was 1.56%, compared to 1.69% in 2022, and to 1.52% in 2021. The return on average stockholders’ equity was 13.56% in 2023, compared to 14.70% in 2022, and to 12.11% in 2021.

Highlights

●	Diluted earnings per share for the year increased to $4.86.
●	Total loans increased $1.3 billion, or 7.1%, to $19.55 billion in 2023.
●	Total deposits increased $820.2 million, or 4.4%, to $19.33 billion in 2023.

Net income available to common stockholders and key financial performance ratios are presented below for the three years indicated:

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Net income	$354,124	$360,642	$298,304
Basic earnings per common share	$4.88	$4.85	$3.81
Diluted earnings per common share	$4.86	$4.83	$3.80
Return on average assets	1.56%	1.69%	1.52%
Return on average stockholders' equity	13.56%	14.70%	12.11%
Total average assets	$22,705,192	$21,383,526	$19,591,537
Total average equity	$2,610,582	$2,453,391	$2,463,021
Efficiency ratio	46.97%	38.38%	43.92%
Effective income tax rate	12.25%	23.68%	21.88%

Net Interest Income

Comparison of 2023 with 2022

Net interest income increased $8.0 million, or 1.1%, from $733.7 million in 2022 to $741.7 million in 2023.  The increase in net interest income was due primarily to the increase in interest income from loans offset by an increase in interest expense from time deposits.

Average loans for 2023 were $18.76 billion, a $1.13 billion, or a 6.4% increase from $17.63 billion in 2022.  Compared with 2022, average commercial real estate loans increased $715.6 million, or 8.4%, average residential mortgage loans increased $597.3 million, or 12.1%, average equity lines decreased $97.9 million, or 26.1% and average construction loans decreased $84.1 million, or 13.9%.  Average investment securities were $1.56 billion in 2023, an increase of $237.5 million, or 18.0%, from 2022. Average interest-bearing cash on deposits with financial institutions decreased $120.2 million, or 9.5%, to $1.14 billion in 2023 from $1.26 billion in 2022.

Average interest-bearing deposits were $15.47 billion in 2023, an increase of $1.58 billion, or 11.4%, from $13.89 billion in 2022, primarily due to an increase of $3.45 billion, or 63.9%, in time deposits offset by decreases of $1.74 billion, or 35.4% in money market accounts, $83.2 million, or 3.4%, in interest bearing demand deposits, and $48.6 million, or 4.3%, in savings accounts.

Interest income increased $390.9 million, or 45.9%, from $851.3 million in 2022 to $1.24 billion in 2023 primarily due to increases in loan rates:

●

Changes in volume: Average interest-earning assets increased $1.25 billion, or 6.2%, to $21.48 billion in 2023, compared with average interest-earning assets of $20.23 billion in 2022. Average loans increased $1.13 billion and average investment securities increased $237.5 million in 2023. Offsetting the above increases was a decrease of $120.2 million in average interest-bearing deposits with other financial institutions. The changes in volume contributed to interest income increase of $58.0 million.

●

Changes in rate: The average yield of interest-bearing assets increased to 5.78% in 2023 from 4.21% in 2022. The increase in rate on loans resulted in an increase of $274.0 million in interest income, the increase in rate on investment securities resulted in an increase of $17.7 million in interest income, and the increase in rate on deposits with other financial institutions resulted in an increase of $41.0 million in interest income. The changes in rate contributed to an interest income increase of $333.0 million.

●

Change in the mix of interest-earning assets: Average gross loans, which generally have a higher yield than other types of investments, comprised 87.3% of total average interest-earning assets in 2023, an increase from 87.2% in 2022. Average investment securities comprised 7.3% of total average interest-bearing assets in 2023, an increase from 6.5% in 2022.

Interest expense increased by $382.9 million, or 325.6%, to $500.5 million in 2023, compared with $117.6 million in 2022, primarily due to increased average interest-bearing deposits, and FHLB advances. The overall increase in interest expense was primarily due to increases in rates on interest bearing deposits, and volume and rate increases in other borrowings as discussed below:

●

Changes in volume: Average interest-bearing deposits increased $1.58 billion, or 11.4%, and average FHLB advances and other borrowings increased $257.9 million, or 104.3%. The changes in volume caused an increase in interest expense of $46.1 million.

●

Changes in rate: The average costs of interest-bearing deposits, FHLB advances and other borrowings, increased to 3.02% and 5.15% in 2023 from 0.76%, and 2.73% in 2022, respectively. The changes in rate caused interest expense to increase by $336.8 million.

●

Change in the mix of interest-bearing liabilities: Average interest-bearing deposits of $15.47 billion decreased to 96.1% of total interest-bearing liabilities in 2023 compared to 97.4% in 2022. Average FHLB advances and other borrowings of $505.2 million increased to 3.1% of total interest-bearing liabilities. Average long-term debt of $119.1 million decreased to 0.7% of total interest-bearing liabilities in 2023 compared to 0.8% in 2022.

Net interest margin, defined as net interest income to average interest-earning assets, was 3.45% in 2023 compared to 3.63% in 2022.

Comparison of 2022 with 2021

Net interest income increased $135.9 million, or 22.7%, from $597.8 million in 2021 to $733.7 million in 2022. The increase in net interest income was due primarily to the increase in interest income from loans offset by an increase in interest expense from time deposits.

Average loans for 2022 were $17.6 billion, a $1.8 billion, or an 11.4% increase from $15.8 billion in 2021. Compared with 2021, average residential mortgage loans increased $825.8 million, or 20.1%, average commercial real estate loans increased $786.9 million, or 10.2%, and average commercial loans increased $307.3 million, or 10.6%. Average investment securities were $1.3 billion in 2022, an increase of $275.2 million, or 26.3%, from 2021. Average interest-bearing cash on deposits with financial institutions decreased $387.7 million, or 23.5%, to $1.3 billion in 2022 from $1.6 billion in 2021.

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

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities in 2023, 2022 and 2021. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
			Average			Average			Average
	2023	Interest	Yield/	2022	Interest	Yield/	2021	Interest	Yield/
	Average	Income/	Rate	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	(1)(2)	Balance	Expense	(1)(2)	Balance	Expense	(1)(2)
	($ In thousands)
Interest-earning assets:
Total loans (1)	$18,763,271	$1,130,242	6.02%	$17,631,943	$801,981	4.55%	$15,827,550	$649,224	4.10%
Taxable investment securities	1,558,877	51,717	3.32%	1,321,346	28,240	2.14%	1,046,187	14,151	1.35%
Federal Home Loan Bank stock	18,620	1,349	7.25%	17,630	1,103	6.26%	17,250	991	5.74%
Interest-bearing deposits	1,141,720	58,914	5.16%	1,261,878	19,957	1.58%	1,649,564	2,145	0.13%
Total interest-earning assets	$21,482,488	$1,242,222	5.78%	$20,232,797	$851,281	4.21%	$18,540,551	$666,511	3.59%
Non-interest earning assets:
Cash and due from banks	$196,819			$173,825			$157,952
Other non-earning assets	1,184,318			1,128,038			1,041,667
Total non-interest earning assets	$1,381,137			$1,301,863			$1,199,619
Less: Allowance for loan losses	(150,110)			(145,433)			(142,969)
Deferred loan fees	(8,323)			(5,701)			(5,664)
Total assets	$22,705,192			$21,383,526			$19,591,537

Interest-bearing liabilities:
Interest-bearing demand deposits	$2,388,080	$40,952	1.71%	$2,471,256	$8,176	0.33%	$2,047,177	$2,249	0.11%
Money market deposits	3,164,739	86,097	2.72%	4,902,357	39,913	0.81%	4,034,246	18,241	0.45%
Savings deposits	1,070,405	8,916	0.83%	1,118,967	853	0.08%	897,663	769	0.09%
Time deposits	8,849,293	331,997	3.75%	5,398,808	56,354	1.04%	5,979,191	40,542	0.68%
Total interest-bearing deposits	$15,472,517	$467,962	3.02%	$13,891,388	$105,296	0.76%	$12,958,277	$61,801	0.48%

Other borrowings	505,218	26,034	5.15%	247,276	6,742	2.73%	75,516	1,182	1.57%
Long-term debt	119,136	6,480	5.44%	119,136	5,546	4.66%	119,136	5,773	4.85%
Total interest-bearing liabilities	$16,096,871	$500,476	3.11%	$14,257,800	$117,584	0.82%	$13,152,929	$68,756	0.52%
Non-interest bearing liabilities:
Demand deposits	3,705,788			4,386,526			3,751,626
Other liabilities	291,951			285,809			223,961
Today equity	2,610,582			2,453,391			2,463,021
Total liabilities and equity	$22,705,192			$21,383,526			$19,591,537

Net interest spread			2.67%			3.38%			3.07%
Net interest income		$741,746			$733,697			$597,755
Net interest margin			3.45%			3.63%			3.22%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	2023 - 2022			2022 - 2021
	Increase/(Decrease) in			Increase/(Decrease) in
	Net Interest Income Due to:			Net Interest Income Due to:
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
	(In thousands)
Interest-earning assets
Loans	$54,214	$274,047	$328,261	$78,136	$74,621	$152,757
Investment securities	5,765	17,712	23,477	4,395	9,694	14,089
Federal Home loan Bank stock	64	182	246	22	90	112
Deposits with other banks	(2,074)	41,031	38,957	(620)	18,432	17,812
Total changes in interest income	57,969	332,972	390,941	81,933	102,837	184,770

Interest-Bearing Liabilities
Interest-bearing demand deposits	(284)	33,060	32,776	553	5,374	5,927
Money market deposits	(18,502)	64,686	46,184	4,591	17,081	21,672
Savings deposits	(39)	8,102	8,063	175	(91)	84
Time deposits	54,486	221,157	275,643	(4,259)	20,071	15,812
Other borrowings	10,410	8,882	19,292	4,192	1,368	5,560
Long-term debt	—	934	934	—	(227)	(227)
Total changes in interest expense	46,071	336,821	382,892	5,252	43,576	48,828

Change in net interest income	$11,898	$(3,849)	$8,049	$76,681	$59,261	$135,942

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for Credit Losses

The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance for loan losses and an allowance for off-balance sheet unfunded credit commitments that management believes to be sufficient to absorb credit losses inherent in the Bank’s loan portfolio and credit commitments. The Bank recorded a provision for credit losses of $26.0 million in 2023 compared with a provision for credit losses of $14.5 million in 2022, and a reversal for credit losses of $16.0 million in 2021. Net charge-offs for 2023 were $17.6 million, or 0.09% of average loans, compared to net charge-offs of $2.6 million for 2022, or 0.01% of average loans, and net charge-offs of $17.6 million for 2021, or 0.11% of average loans.

Non-interest Income

Non-interest income increased $11.5 million, or 20.2%, to $68.3 million for 2023, from $56.8 million in 2022, compared to $54.6 million in 2021.  Non-interest income includes depository service fees, letters of credit commissions, securities gains (losses), gains (losses) from loan sales, gains from sale of premises and equipment, gains on acquisition, and other sources of fee income. These other fee-based services include wire transfer fees, safe deposit fees, fees on loan-related activities, fee income from our Wealth Management division, and foreign exchange fees.

Comparison of 2023 with 2022

The increase in non-interest income from 2022 to 2023 was primarily due to a $17.9 million increase in unrealized gain on equity securities, and a $1.1 million increase in wealth management fees, offset, in part, by a $3.0 million increase in securities losses, a $3.2 million decrease in derivative fees and a $1.7 million decrease in BOLI death benefit.

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

Comparison of 2023 with 2022

Non-interest expense totaled $380.5 million in 2023 compared to $303.4 million in 2022. The increase of $77.1 million, or 25.4%, in non-interest expense in 2023 compared to 2022 was primarily due to a combination of the following:

●	Salaries and employee benefits increased $11.6 million, or 8.1%.
●	FDIC and State assessments increased $15.6 million, or 193.5%.
●	Computer/equipment increased $3.9 million, or 28.5%.
●	Professional services increased $4.3 million, or 15.1%.
●	Amortization of investments in affordable housing and alternative energy partnerships increased $44.6 million, or 105.9%.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, increased to 46.97% in 2023 compared to 38.38% in 2022 due primarily to higher net interest income offset by an increase in non-interest expense as explained above.

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

Income Tax Expense

Income tax expense was $49.5 million in 2023, compared to $111.9 million in 2022, and $83.5 million in 2021.  The effective tax rate was 12.3% for 2023, 23.7% for 2022, and 21.9% for 2021. The effective tax rate includes the impact of low-income housing and alternative energy investments.

Our tax returns are open for audits by the Internal Revenue Service back to 2020 and by the California Franchise Tax Board back to 2019. From time to time, there may be differences of opinion with respect to the tax treatment accorded transactions.  When, and if, such differences occur, and the related tax effects become probable and estimable, such amounts will be recognized.

Financial Condition

Total assets were $23.08 billion at December 31, 2023, an increase of $1.13 billion, or 5.1%, from $21.95 billion at December 31, 2022, primarily due to an increase of $1.28 billion in net loans, an increase of $131.2 million in investment securities offset by a decrease of $312.1 million in short-term investments and interest-bearing deposits.

Investment Securities

Investment securities were $1.60 billion and represented 7.0% of total assets at December 31, 2023, compared with $1.47 billion and 6.8% of total assets at December 31, 2022.  The following table summarizes the carrying value of our portfolio of securities for each of the past two years:

	As of December 31,
	2023	2022
	(In thousands)

Securities Available-for-Sale:
U.S. treasury securities	$495,300	$240,500
U.S. government agency entities	48,169	63,610
U.S. government sponsored entities	—	30,000
Mortgage-backed securities	786,723	867,094
Collateralized mortgage obligations	28,044	31,061
Corporate debt securities	246,334	241,083
Total	$1,604,570	$1,473,348

Equity Securities
Mutual funds	5,585	5,509
Preferred stock of government sponsored entities	1,821	1,289
Other equity securities	33,000	15,360
Total	$40,406	$22,158

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

The tables below show the related fair value and the gross unrealized losses of the Company’s investment portfolio, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2023, and December 31, 2022:

	As of December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$49,831	$20	$—	$—	$49,831	$20
U.S. government agency entities	18,301	108	1,313	122	19,614	230
Mortgage-backed securities	—	—	768,274	106,442	768,274	106,442
Collateralized mortgage obligations	—	—	28,044	3,194	28,044	3,194
Corporate debt securities	64,448	552	166,864	11,587	231,312	12,139
Total	$132,580	$680	$964,495	$121,345	$1,097,075	$122,025

	As of December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$240,500	$1,111	$—	$—	$240,500	$1,111
U.S. government agency entities	—	—	1,806	121	1,806	121
Mortgage-backed securities	394,123	33,042	452,739	93,941	846,862	126,983
Collateralized mortgage obligations	24,427	1,614	6,634	1,877	31,061	3,491
Corporate debt securities	109,995	3,256	100,977	14,553	210,972	17,809
Total	$769,045	$39,023	$562,156	$110,492	$1,331,201	$149,515

The scheduled maturities and taxable-equivalent yields by security type are presented in the following table:

Securities Portfolio Maturity Distribution and Yield Analysis:

	As of December 31, 2023
		After One	After Five
	One Year	Year to	Years to	Over Ten
	or Less	Five Years	Ten Years	Years	Total
	(In thousands)
Maturity Distribution:
Securities Available-for-Sale:
U.S. treasury securities	$495,300	$—	$—	$—	$495,300
U.S. government agency entities	—	1,052	14,774	32,343	48,169
Mortgage-backed securities (1)	—	877	123,460	662,386	786,723
Collateralized mortgage obligations (1)	—	—	30	28,014	28,044
Corporate debt securities	29,648	213,906	2,780	—	246,334
Total	$524,948	$215,835	$141,044	$722,743	$1,604,570

Weighted-Average Yield:
Securities Available-for-Sale:
U.S. treasury securities	5.42%	—%	—%	—%	5.42%
U.S. government agency entities	—	5.46	5.50	5.76	5.67
Mortgage-backed securities (1)	—	2.85	2.64	2.54	2.55
Collateralized mortgage obligations (1)	—	—	3.65	3.37	3.37
Corporate debt securities	1.79	3.63	4.71	—	3.42
Total	5.22%	3.64%	2.98%	2.71%	3.68%

(1) Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.

Equity Securities

For the year ended December 31, 2023, the Company recognized a net gain of $18.2 million due to the increase in fair value of equity investments with readily determinable fair values during the year, compared to a net gain of $392 thousand in 2022. Equity securities were $40.4 million as of December 31, 2023, compared to $22.2 million as of December 31, 2022.

Loans

Loans represented 91.0% of average interest-earning assets during 2023, compared with 90.2% during 2022. Gross loans increased by $1.30 billion, or 7.1%, to $19.55 billion at December 31, 2023, compared with $18.25 billion at December 31, 2022. The increase in gross loans was primarily attributable to the following:

●	Total residential mortgage loans increased by $585.8 million, or 11.2%, to $5.84 billion at December 31, 2023, compared to $5.25 billion at December 31, 2022.

●

Commercial real estate loans increased $935.9 million, or 10.6%, to $9.73 billion at December 31, 2023, compared to $8.79 billion at December 31, 2022. Total commercial real estate loans accounted for 49.8% of gross loans at December 31, 2023, compared to 48.2% at December 31, 2022. Commercial real estate loans consist primarily of commercial retail properties, shopping centers, owner-occupied industrial facilities, office buildings, multiple-unit apartments, hotels, and multi-tenanted industrial properties, and are typically secured by first deeds of trust on such commercial properties.

●

Commercial loans decreased $13.7 million, or 0.4%, to $3.31 billion at December 31, 2023, compared to $3.32 billion at December 31, 2022. Commercial loans consist primarily of short-term loans (typically with a maturity of one year or less) to support general business purposes, or to provide working capital to businesses in the form of lines of credit, trade-finance loans, loans for commercial purposes secured by cash, and SBA loans.

●	Real estate construction loans decreased $136.8 million, or 24.5%, to $442.6 million at December 31, 2023, compared to $559.4 million at December 31, 2022.

Our lending relates predominantly to activities in the states of California, New York, Texas, Washington, Massachusetts, Illinois, New Jersey, Maryland, and Nevada. We also lend to domestic clients who are engaged in international trade. Loans outstanding in our branch in Hong Kong were $341.9 million as of December 31, 2023, compared to $324.3 million as of December 31, 2022.

The classification of loans by type and amount outstanding as of December 31 for each of the past five years is presented below:

	Loan Type and Mix

	As of December 31,
	2023	2022	2021	2020	2019
	(In thousands)

Commercial loans	$3,305,048	$3,318,778	$2,982,399	$2,836,833	$2,778,744
Residential mortgage loans and equity lines	6,084,666	5,577,500	4,601,493	4,569,944	4,436,561
Commercial real estate loans	9,729,581	8,793,685	8,143,272	7,555,027	7,275,262
Construction loans	422,647	559,372	611,031	679,492	579,864
Installment and other loans	6,198	4,689	4,284	3,100	5,050
Gross loans	19,548,140	18,254,024	16,342,479	15,644,396	15,075,481

Less:
Allowance for loan losses	(154,562)	(146,485)	(136,157)	(166,538)	(123,224)
Unamortized deferred loan fees	(10,720)	(6,641)	(4,321)	(2,494)	(626)
Total loans, net	$19,382,858	$18,100,898	$16,202,001	$15,475,364	$14,951,631
Loans held for sale	$—	$—	$—	$—	$—

The loan maturities in the table below are based on contractual maturities as of December 31, 2023. As is customary in the banking industry, loans that meet underwriting criteria can be renewed by mutual agreement between us and the borrower. Because we are unable to estimate the extent to which our borrowers will renew their loans, the table is based on contractual maturities. As a result, the data shown below should not be viewed as an indication of future cash flows.

Contractual Maturity of Loan Portfolio

	As of December 31, 2023
	Within One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial loans
Floating rate	$2,596,362	$295,725	$116,529	$3,008,616
Fixed rate	179,543	32,863	84,026	296,432
Residential mortgage loans and equity lines
Floating rate	15	2,031	4,188,435	4,190,481
Fixed rate	1,427	37,470	1,855,288	1,894,185
Commercial real estate loans
Floating rate	480,943	1,818,422	3,774,019	6,073,384
Fixed rate	398,109	2,648,543	609,545	3,656,197
Construction loans
Floating rate	334,802	80,108	—	414,910
Fixed rate	7,737	—	—	7,737
Installment and other loans
Floating rate	5,927	170	101	6,198
Fixed rate	—	—	—	—
Gross loans	$4,004,865	$4,915,332	$10,627,943	$19,548,140
Floating rate	3,418,049	2,196,456	8,079,084	13,693,589
Fixed rate	586,816	2,718,876	2,548,859	5,854,551
Gross loans	$4,004,865	$4,915,332	$10,627,943	$19,548,140
Allowance for loan losses				(154,562)
Unamortized deferred loan fees				(10,720)
Total loans, net				$19,382,858

Deposits

The Bank primarily uses client deposits to fund its operations, and to a lesser extent advances from the Federal Home Loan Bank (“FHLB”), and other borrowings. The Bank’s deposits are generally obtained from the Bank’s geographic market area. The Bank utilizes traditional marketing methods to attract new clients and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Although the vast majority of the Bank’s deposits are retail in nature, the Bank does engage in certain wholesale activities, primarily accepting deposits generated by brokers. The Bank considers wholesale deposits to be an alternative borrowing source rather than a client relationship and, as such, their levels are determined by management’s decisions as to the most economic funding sources. Brokered-deposits totaled $1.52 billion, or 7.9%, of total deposits, at December 31, 2023, compared to $1.15 billion, or 6.2%, at December 31, 2022.

The Bank’s total deposits increased $820.2 million, or 4.4%, to $19.33 billion at December 31, 2023, from $18.51 billion at December 31, 2022, primarily due to a $2.32 billion, or 33.1%, increase in time deposits offset, in part, by a $763.0 million, or 20.0% decrease in money market deposits, and a $640.0 million, or 15.4%, decrease in Non-interest-bearing demand deposits. The following table displays the deposit mix balances as of the end of the past three years:

	Deposit Mix

	Year Ended December 31,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
	(In thousands)
Deposits
Non-interest-bearing demand deposits	$3,529,018	18.3%	$4,168,989	22.5%	$4,492,054	24.9%
Interest bearing demand deposits	2,370,685	12.3	2,509,736	13.6	2,522,442	14.0
Money market deposits	3,049,754	15.8	3,812,724	20.6	4,611,579	25.5
Savings deposits	1,039,203	5.4	1,000,460	5.4	915,515	5.1
Time deposits	9,336,787	48.3	7,013,370	37.9	5,517,252	30.5
Total deposits	$19,325,447	100.0%	$18,505,279	100.0%	$18,058,842	100.0%

Average total deposits increased $900.4 million, or 4.9%, to $19.18 billion in 2023, compared with average total deposits of $18.28 billion in 2022.

The following table displays average deposits and rates for the past five years:

	Average Deposits and Average Rates

	Year Ended December 31,
	2023		2022		2021		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands)
Deposits
Non-interest-bearing demand deposits	$3,705,788	—%	$4,386,526	—%	$3,751,626	—%	$3,158,828	—%	$2,837,946	—%
Interest bearing demand deposits	2,388,080	1.71	2,471,256	0.33	2,047,177	0.11	1,591,924	0.18	1,290,752	0.18
Money market deposits	3,164,739	2.72	4,902,357	0.81	4,034,246	0.45	2,903,837	0.74	2,012,306	1.07
Savings deposits	1,070,405	0.83	1,118,967	0.08	897,663	0.09	759,581	0.13	731,027	0.20
Time deposits	8,849,293	3.75	5,398,808	1.04	5,979,191	0.68	7,268,738	1.54	7,459,800	2.05
Total deposits	$19,178,305	2.44%	$18,277,914	0.58%	$16,709,903	0.37%	$15,682,908	0.87%	$14,331,831	1.24%

Management considers the Bank’s time deposits of $250 thousand or more, which totaled $5.48 billion at December 31, 2023, to be generally less volatile than other wholesale funding sources primarily because approximately 83.5% of the Bank’s CDs of $250 thousand or more have been on deposit with the Bank for two years or more.  Management monitors the CDs of $250 thousand or more portfolio to help identify any changes in the deposit behavior in the market and of the Bank’s clients.  As of December 31, 2023 and 2022, the Company had $8.71 billion and $9.21 billion, respectively, of uninsured deposits outstanding.

Approximately 99.7% of the Bank’s CDs mature within one year as of December 31, 2023. The following tables display time deposits by maturity:

	Time Deposits by Maturity

	At December 31, 2023
	Time Deposits -under $250,000	Time Deposits -$250,000 and over	Total Time Deposits
	(In thousands)
Less than three months	$1,712,890	$2,371,057	$4,083,947
Over three to six months	941,893	1,076,373	2,018,266
Over six to twelve months	1,189,018	2,021,646	3,210,664
Over twelve months	14,564	9,346	23,910
Total	$3,858,365	$5,478,422	$9,336,787

Percent of total deposits	20.0%	28.3%	48.3%

The following table displays time deposits with a remaining term of more than one year at December 31, 2023:

Maturities of Time Deposits with a Remaining Term
of More Than One Year for Each
of the Five Years Following December 31, 2023

(In thousands)
2025	$18,429
2026	$3,203
2027	$2,230
2028	$23
2029	$25

FDIC Special Assessment and Uninsured Deposits

In 2023, the FDIC Board of Directors approved a final rule to implement a special assessment to recover the loss to the Deposit Insurance Fund (DIF) associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The Federal Deposit Insurance Act (FDI Act) requires the FDIC to take this action in connection with the systemic risk determination announced on March 12, 2023.

●

Under the final rule, the banks that benefited most from the assistance provided under the systemic risk determination will be charged a special assessment to recover losses to the DIF resulting from the protection of uninsured depositors. In general, large banks and regional banks, and particularly those with large amounts of uninsured deposits, were the banks most vulnerable to uninsured deposit runs and benefited most from the stability provided under the systemic risk determination.

●

The FDIC estimates that 114 banking organizations will be subject to the special assessment, including 48 banking organizations with total assets over $50 billion and 66 banking organizations with total assets between $5 and $50 billion. No banking organizations with total assets under $5 billion will pay a special assessment, based on data for the December 31, 2022 reporting period.

●

Currently, the FDIC estimates that of the total cost of the failures of Silicon Valley Bank and Signature Bank, approximately $16.3 billion was attributable to the protection of uninsured depositors. These loss estimates will be periodically adjusted as assets are sold, liabilities are satisfied, and receivership expenses are incurred.

●

The special assessment will be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, impose an extended special assessment collection period after the initial eight-quarter collection period to collect the difference between losses and the amounts collected, and impose a one-time final shortfall special assessment after both receiverships terminate.

●	The special assessment will be collected beginning with the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024) with an invoice payment date of June 28, 2024.

Each institution should account for the special assessment in accordance with U.S. generally accepted accounting principles (GAAP). In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 450, Contingencies (FASB ASC Topic 450), an estimated loss from a loss contingency shall be accrued by a charge to income if information indicates that it is probable that a liability has been incurred and the amount of loss is reasonably estimable. Therefore, an institution will recognize in the Call Report and other financial statements the accrual of a liability and estimated loss (i.e., expense) from a loss contingency for the special assessment when the institution determines that the conditions for accrual under GAAP have been met. In addition, the General Instructions to the Call Report provide guidance on ASC Topic 855, Subsequent Events, which may be applicable.  Similarly, each institution should account for any shortfall special assessment in accordance with FASB ASC Topic 450 when the conditions for accrual under GAAP have been met.  As a result, the Company recorded an $11.3 million special assessment fee in the fourth quarter of 2023.

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

As of December 31, 2023, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 7.54%, compared to $119.1 million with a weighted average rate of 4.01% as of December 31, 2022. The Junior Subordinated Notes have a stated maturity term of 30 years and qualify as Total Capital for these periods.

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

Capital Resources

Capital Adequacy

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements. The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At December 31, 2023, the Company’s Tier 1 risk-based capital ratio of 12.84%, total risk-based capital ratio of 14.31%, and Tier 1 leverage capital ratio of 10.55%, calculated under the Basel III Capital Rules, continue to place the Company in the “well capitalized” category for regulatory purposes, which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%. At December 31, 2022, the Company’s Tier 1 risk-based capital ratio was 12.21%, total risk-based capital ratio was 13.73%, and Tier 1 leverage capital ratio was 10.08%.

A table displaying the Bancorp’s and the Bank’s capital and leverage ratios at December 31, 2023, and 2022, is included in Note 23 to the Consolidated Financial Statements.

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

Substantially all of the revenues of the Company available for payment of dividends derive from amounts paid to it by the Bank. The Bank paid dividends to the Bancorp totaling $134.0 million during 2023, $232.8 million during 2022, and $230.0 million during 2021.

The Federal Reserve Board issued Federal Reserve Supervision and Regulation Letter SR-09-4 that states that bank holding companies are expected to inform and consult with the Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid.

Under California State banking law, the Bank may not without regulatory approval pay a cash dividend which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2023, was restricted to approximately $420.4 million. For additional information on statutory and regulatory limitations on the ability of Bancorp to pay dividends to its shareholders and on the Bank to pay dividends to Bancorp, see “Item 1. Business-Regulation and Supervision — Dividends.”

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

Total non-performing portfolio assets increased $8.8 million, or 10.4%, to $93.3 million at December 31, 2023, compared to $84.5 million at December 31, 2022, primarily due to an increase of $15.4 million in Other real estate owned, offset by decrease of $6.6 million in total non-performing loans.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets increased to 0.48% at December 31, 2023, from 0.46% at December 31, 2022. The non-performing portfolio loan, excluding loans held for sale, coverage ratio, defined as the allowance for credit losses to non-performing loans, excluding loans held for sale, increased to 221.6% at December 31, 2023, from 193.0% at December 31, 2022. The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	As of December 31,
	2023	2022	2021	2020	2019
	(In thousands)
Accruing loans past due 90 days or more	$7,157	$11,580	$1,439	$4,982	$6,409
Non-accrual loans	66,681	68,854	65,846	67,684	40,523
Total non-performing loans	73,838	80,434	67,285	72,666	46,932
Other real estate owned	19,441	4,067	4,368	4,918	10,244
Total non-performing assets	$93,279	$84,501	$71,653	$77,584	$57,176

Accruing loan modifications to borrowers experiencing financial difficulties (1)	$2,872	$—	$—	$—	$—
Accruing troubled debt restructurings (TDRs)	$—	$15,145	$12,837	$27,721	$35,336
Non-accrual TDRs (included in non-accrual loans)	$—	$6,348	$8,175	$8,985	$18,048
Non-accrual loans held for sale	$—	$—	$—	$—	$—
Non-performing assets as a percentage of gross loans and OREO at year-end	0.48%	0.46%	0.44%	0.50%	0.38%
Allowance for credit losses as a percentage of gross loans	0.84%	0.85%	0.88%	1.10%	0.84%
Allowance for credit losses as a percentage of non-performing loans	221.58%	192.97%	212.91%	237.27%	270.77%

(1) Current period modifications to borrowers experiencing financial difficulties are reported in accordance with the new guidance under ASU 2022-02.

The effect of non-accrual loans on interest income for the past five years is presented below:

	Year Ended December 31,
	2023	2022	2021	2020	2019
	(In thousands)
Non-accrual Loans
Contractual interest due	$6,270	$4,620	$4,032	$3,093	$1,775
Interest recognized	321	435	1,074	1,008	85
Net interest foregone	$5,949	$4,185	$2,958	$2,085	$1,690

As of December 31, 2023, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

Non-accrual Loans

Total non-accrual portfolio loans were $66.7 million at December 31, 2023, decreased $2.2 million, or 3.2%, from $68.9 million at December 31, 2022. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	December 31, 2023		December 31, 2022
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$16,400	$3,363	$9,215	$1,998
Commercial real estate	35,877	—	33,859	—
Land	—	—	—	2,518
Personal property (UCC)	—	11,041	8	21,256
Total	$52,277	$14,404	$43,082	$25,772

(1) Real estate includes commercial real estate loans, real estate construction loans, and residential mortgage loans, equity lines and installment & other loans.

	December 31, 2023		December 31, 2022
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$25,429	$—	$32,206	$50
Wholesale/Retail	14,350	13,215	1,907	11,628
Food/Restaurant	71	361	85	479
Import/Export	—	828	—	13,382
Other	12,427	—	8,884	233
Total	$52,277	$14,404	$43,082	$25,772

(1) Real estate includes commercial real estate loans, real estate construction loans, and residential mortgage loans, equity lines and installment & other loans.

As of December 31, 2023, recorded investment in non-accrual loans was $66.7 million compared to $68.9 million as of December 31, 2022. For non-accrual loans, the amounts previously charged off represent 15.8% of the contractual balances for non-accrual loans as of December 31, 2023. As of December 31, 2023, $52.3 million, or 78.4%, of the $66.7 million of non-accrual loans were secured by real estate compared to $43.1 million, or 62.6% of the $68.9 million of non-accrual loans that were secured by real estate as of December 31, 2022. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

The allowance for loan losses to non-performing loans was 209.3% at December 31, 2023, compared to 182.1% at December 31, 2022, primarily due to a decrease in non-performing loans. Non-accrual loans also include those modifications to borrowers experiencing financial difficulties (TDR's in 2022) that do not qualify for accrual status.

The following table presents non-accrual loans and the related allowance as of December 31, 2023 and 2022:

	As of December 31, 2023
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance:
Commercial loans	$26,310	$14,404	$—
Construction loans	7,736	7,736	—
Commercial real estate loans	41,725	32,030	—
Residential mortgage and equity lines	12,957	12,511	—
Installment and other loans	—	—	—
Subtotal	$88,728	$66,681	$—
With allocated allowance:
Commercial loans	$—	$—	$—
Commercial real estate loans	—	—	—
Residential mortgage and equity lines	—	—	—
Subtotal	$—	$—	$—
Total non-accrual loans	$88,728	$66,681	$—

	As of December 31, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance:
Commercial loans	$27,341	$12,949	$—
Commercial real estate loans	37,697	32,205	—
Residential mortgage and equity lines	9,626	8,978
Installment and other loans	9	8	—
Subtotal	$74,673	$54,140	$—
With allocated allowance:
Commercial loans	$14,643	$12,823	$3,734
Commercial real estate loans	1,896	1,891	207
Subtotal	$16,539	$14,714	$3,941
Total non-accrual loans	$91,212	$68,854	$3,941

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

As of December 31, 2023, construction loans of $220.6 million were disbursed with pre-established interest reserves of $41.3 million compared to $443.9 million of such loans disbursed with pre-established interest reserves of $54.5 million at December 31, 2022.  The balance for construction loans with interest reserves which have been extended was $6.4 million with pre-established interest reserves of $0.5 million at December 31, 2023, compared to $34.4 million with pre-established interest reserves of $1.0 million at December 31, 2022.  Land loans of $12.9 million were disbursed with pre-established interest reserves of $0.4 million at December 31, 2023, compared to $48.6 million of land loans disbursed with pre-established interest reserves of $1.6 million at December 31, 2022.  There were no land loans with interest reserves which have been extended at December 31, 2023, compared to $0.9 million with pre-established interest reserves of $58 thousand at December 31, 2022.

At December 31, 2023 and December 31, 2022, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2023 and 2022, there were no non-accrual residential loans, non-accrual non-residential construction loans and non-accrual land loans that were originated with pre-established interest reserves, respectively.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with clients located in the high-density Asian-populated areas of Southern and Northern California; New York City; New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Nevada; New Jersey; Rockville, Maryland and Las Vegas, Nevada. The Company also has loan clients in Hong Kong. The Company has no specific industry concentration, and generally our loans are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects our loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There are no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of December 31, 2023 or as of December 31, 2022.

The Federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution's total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 19% of total risk-based capital as of December 31, 2023, and 27% as of December 31, 2022. Total CRE loans represented 292% of total risk-based capital as of December 31, 2023, and 287% as of December 31, 2022, which were within the Bank’s internal limit of 400% of total capital. See Part I — Item 1A — “Risk Factors” for a discussion of some of the factors that may affect us.

CRE and Construction Loans ("CREC")

The Company’s total CREC loan portfolio is diversified by property type with an average CREC loan size of $1.8 million and $1.7 million as of December 31, 2023 and 2022, respectively.  The following table summarizes the Company’s total CREC loans by property type as of December 31, 2023 and 2021:

	As of December 31, 2023		As of December 31, 2022
($ In thousands)	Amount	%	Amount	%
Property type:

Retail	$2,279,677	22%	$1,963,871	21%
Multifamily	2,602,430	26%	1,979,340	21%
Office	1,538,701	15%	1,627,642	17%
Warehouse	1,185,121	12%	1,118,335	12%
Industrial	557,630	5%	533,159	6%
Hospitality	317,111	3%	325,416	3%
Construction & Land	494,495	5%	667,088	7%
Other	1,177,063	12%	1,138,206	12%
Total CRE loans	$10,152,228	100%	$9,353,057	100%

The weighted-average loan-to-value (“LTV”) ratio of the total CREC loan portfolio was 50% and 51% as of December 31, 2023 and 2022, respectively. Most of our CREC loan property types had a low weighted-average LTV ratio. Approximately 83% of total CREC loans had an LTV ratio of 60% or lower as of December 31, 2023 and 2022, respectively.

The following tables provide a summary of the Company’s CREC, multifamily residential, and construction and land loans by geography as of December 31, 2023 and 2022.  The distribution of the total CREC loan portfolio reflects the Company’s geographical footprint, which is primarily concentrated in California:

	As of December 31, 2023
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$2,415,516		$931,886		$304,268		$3,651,670
Northern California	1,060,242		169,060		30,014		1,259,316
California	3,475,758	49%	1,100,946	42%	334,282	68%	4,910,986	48%
New York	2,134,507	30%	1,113,554	43%	119,849	24%	3,367,910	33%
Texas	352,005	5%	108,120	4%	—	0%	460,125	5%
Illinois	235,440	3%	45,822	2%	250	0%	281,512	3%
New Jersey	125,324	2%	16,496	1%	7,423	2%	149,243	1%
Nevada	156,199	2%	31,463	1%	22,183	4%	209,845	2%
Washington	89,016	1%	146,909	6%	2,603	1%	238,528	2%
Other markets	487,053	7%	39,120	2%	7,906	2%	534,079	5%
Total loans	$7,055,302	100%	$2,602,430	100%	$494,496	100%	$10,152,228	100%

	As of December 31, 2022
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$2,315,666		$638,694		$376,679		$3,331,039
Northern California	1,070,422		183,665		53,739		1,307,826
California	3,386,088	50%	822,359	42%	430,418	65%	4,638,865	50%
New York	2,015,945	30%	882,471	45%	209,112	31%	3,107,528	33%
Texas	323,984	5%	53,055	3%	—	0%	377,039	4%
Illinois	201,414	3%	46,176	2%	250	0%	247,840	3%
New Jersey	125,956	2%	16,046	1%	3,655	1%	145,657	2%
Nevada	136,374	2%	35,748	2%	15,384	2%	187,506	2%
Washington	82,271	1%	85,530	4%	3,693	1%	171,494	2%
Other markets	434,598	6%	37,954	2%	4,576	1%	477,128	5%
Total loans	$6,706,630	100%	$1,979,339	100%	$667,088	100%	$9,353,057	100%

As 48% and 50% of total CREC loans were concentrated in California as of December 31, 2023 and December 31, 2022, respectively, changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. For additional information related to the higher degree of risk from a downturn in the California real estate markets.

Commercial — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. CRE loans totaled $7.06 billion as of December 31, 2023, compared with $6.71 billion as of December 31, 2022, and accounted for 36% and 37% of total loans held-for-investment as of December 31, 2023 and 2022, respectively. Interest rates on CRE loans may be fixed, variable or hybrid. As of December 31, 2023, 63% of our CRE portfolio was variable rate. In comparison, as of December 31, 2022, 68% of our CRE portfolio was variable rate. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 23% of the CRE loans as of December 31, 2023 and 2022, respectively. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. Multifamily residential loans totaled $2.60 billion as of December 31, 2023, compared with $1.98 billion as of December 31, 2022, and accounted for 13% and 11% of total loans held-for investment as of December 31, 2023 and 2022, respectively. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans. As of December 31, 2023, 60% of our multifamily residential loan portfolio was variable rate. In comparison, as of December 31, 2022, 74% of our multifamily residential loan portfolio was variable rate.

Commercial — Construction and Land Loans. Construction and land loans provide financing for diversified projects by real estate property type. Construction and land loans totaled $494.5 million as of December 31, 2023, compared with $667.1 million as of December 31, 2022, and accounted for 3% and 4% of total loans held-for-investment as of December 31, 2023 and 2022, respectively. Construction loan exposure was made up of $422.6 million in loans outstanding, plus $280.5 million in unfunded commitments as of December 31, 2023, compared with $559.4 million in loans outstanding, plus $449.9 million in unfunded commitments as of December 31, 2022. Land loans totaled $71.8 million as of December 31, 2023, compared with $107.7 million as of December 31, 2022.

Allowance for Credit Losses

The Company maintains the allowance for credit losses at a level that the Bank’s management considers appropriate to cover the estimated and known inherent risks in the loan portfolio and off-balance sheet unfunded credit commitments. Allowance for credit losses is comprised of allowances for loan losses and for off-balance sheet unfunded credit commitments. With this risk management objective, the Bank’s management has an established monitoring system that is designed to identify individually evaluated and potential problem loans, and to permit periodic evaluation of impairment and the appropriate level of the allowance for credit losses in a timely manner.

In addition, the Company’s Board of Directors has established a written credit policy that includes a credit review and control system that it believes should be effective in ensuring that the Bank maintains an appropriate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is appropriate to absorb losses in the credit portfolio. The determination of the amount of the allowance for credit losses and the provision for credit losses is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Additions or reductions to the allowance for credit losses are made by charges or credits to the provision for credit losses. While management utilizes its business judgment based on the information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors, many of which are beyond the Bank’s control, including but not limited to the performance of the Bank’s loan portfolio, the economy and market conditions, macroeconomic factors, and the view of the regulatory authorities toward loan classifications. Identified credit exposures that are determined to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged-off amounts, if any, are credited to the allowance for credit losses. A weakening of the economy or other factors that adversely affect asset quality can result in an increase in the number of delinquencies, bankruptcies, and defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses. See Part I — Item 1A — “Risk Factors” for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

The allowance for loan losses was $154.6 million and the allowance for off-balance sheet unfunded credit commitments was $9.1 million at December 31, 2023, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded credit commitments. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $163.7 million at December 31, 2023, compared to $155.2 million at December 31, 2022. The allowance for credit losses represented 0.84% of period-end gross loans and 221.6% of non-performing loans at December 31, 2023. The comparable ratios were 0.85% of period-end gross loans and 193.0% of non-performing loans at December 31, 2022.

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

Expected Credit Losses Estimate for Loans

The allowance for credit losses is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for loan losses is reported as a reduction of the amortized cost basis of loans, while the reserve for unfunded loan commitments is included within "Other liabilities" on the Consolidated Balance Sheets. The amortized cost basis of loans does not include interest receivable shown separately on the Consolidated Balance Sheets. The "Provision for credit losses" on the Consolidated Statement of Operations and Comprehensive Income is a combination of the provision for loan losses and the provision for unfunded loan commitments.

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

In calculating our allowance for credit losses for the year ended 2023, the change in Moody’s forecast of future GDP, unemployment rates, CRE and home price indexes, did not result in a significant impact to the allowance for credit losses. Our methodology and framework along with the 8-quarter reasonable and supportable forecast period and the 4-quarter reversion period have remained consistent since the implementation of CECL on January 1, 2021. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.

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

Under the Company’s CECL methodology, nine portfolio segments with similar risk characteristics are evaluated for expected loss. Six portfolios are modeled using econometric models and three smaller portfolios are evaluated using a simplified loss-rate method that calculates lifetime expected credit losses for the respective pools (simplified approach). The six portfolios subject to econometric modeling include residential mortgages; commercial and industrial loans (“C&I”); construction loans; commercial real estate (“CRE”) for multifamily loans; CRE for owner-occupied loans; and other CRE loans. We estimate the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables, (GDP, unemployment, CRE prices and residential mortgage prices) to historical credit performance for each of the six loan portfolios from the fourth quarter of 2007 to the fourth quarter of 2022. Loss given default rates are computed based on the net charge-offs recognized divided by the exposure at default of defaulted loans starting with the fourth quarter of 2007 through the fourth quarter of 2022. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The amounts so calculated comprise the quantitative portion of the allowance for credit losses.

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

Our allowance for credit losses is sensitive to a number of inputs, including macroeconomic forecast assumptions and credit rating migrations during the period. Our macroeconomic forecasts used in determining the December 31, 2023, allowance for credit losses consisted of three scenarios as provided by an outside forecaster. As of December 31, 2022, since the baseline scenario did not forecast a recession in the R&S period, we increased the weighting of the downside scenario to mirror the consensus among economists and reflect our expectations that a recession in the forecast period was more likely than not. During the fourth quarter of 2023, in light of the continued strength of the economy, we maintained the weighting established in the third quarter of 2023 which slightly reduced the weight given to the most severe scenario.  The baseline scenario reflects modest ongoing GDP growth and a modest increase in the unemployment rate peaking at 4.1% in the first quarter of 2025. Relative to the baseline scenario, the upside scenario reflects higher GDP growth and lower unemployment rates with the stronger economy resulting in slightly higher inflation, though the Federal Reserve is projected to cut the Fed funds rate starting in the third quarter of 2024. The downside scenario contemplates a  recession due to the weakening economy as concerns about inflation keep the Fed funds rate elevated, decreasing to 4.7% in the second quarter of 2024, resulting in negative GDP growth for three quarters peaking at -3.5% in the second quarter of 2024, rising unemployment that peaks at 7.7% in the first quarter of 2025, and a decline in CRE prices of 20.8% and decline in residential home prices of 14.8% during the forecast period. As of December 31, 2023, we placed the same weight on our downside and base scenario, with a small weighting on the upside scenario.

Keeping all other factors constant, we estimate that if we had applied 100% weighting to the downside scenario, the allowance for credit losses as of December 31, 2023, would have been approximately $36.1 million higher. This estimate is intended to reflect the sensitivity of the allowance for credit losses to changes in our scenario weights and is not intended to be indicative of future changes in the allowance for credit losses.

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

The following table sets forth the information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the past five years:

Allowance for Credit Losses

	Amount Outstanding as of December 31,
	2023	2022	2021	2020	2019
	(In thousands)
Allowance for loan losses
Balance at beginning of year	$146,485	$136,157	$166,538	$123,224	$122,391
Impact of ASU 2016-13 adoption	—	—	(1,560)	—	—
Adjusted beginning balance	$146,485	$136,157	$164,978	$123,224	$122,391
Provision/(reversal) for credit losses	25,655	12,913	(11,210)	57,500	(7,000)
Charge-offs :
Commercial loans	(13,909)	(3,222)	(20,051)	(21,996)	(6,997)
Construction loans	(4,221)	—	—	—	—
Commercial real estate loans and residential mortgage loans	(5,341)	(2,152)	(3)	—	—
Installment loans and other loans	(15)	(116)	—	—	—
Total charge-offs	(23,486)	(5,490)	(20,054)	(21,996)	(6,997)
Recoveries:
Commercial loans	2,990	2,465	1,706	7,267	4,155
Construction loans	—	6	76	—	4,612
Commercial real estate loans and residential mortgage loans	2,918	432	661	543	6,063
Installment loans and other loans	—	2	—	—	—
Total recoveries	5,908	2,905	2,443	7,810	14,830
Balance at end of period	$154,562	$146,485	$136,157	$166,538	$123,224

Reserve for off-balance sheet credit commitments
Balance at beginning of year	$8,730	$7,100	$5,880	$3,855	$2,250
Impact of ASU 2016-13 adoption	—	—	6,018	—	—
Adjusted beginning balance	$8,730	$7,100	$11,898	$3,855	$2,250
Provision/(reversal) for credit losses	323	1,630	(4,798)	2,025	1,605
Balance at the end of period	$9,053	$8,730	$7,100	$5,880	$3,855

Average loans outstanding during the year (1)	$18,763,271	$17,631,943	$15,827,550	$15,500,910	$14,510,678
Ratio of net charge-offs/(recoveries) to average loans outstanding during the year (1)	0.09%	0.01%	0.11%	0.09%	(0.05)%
Provision/(reversal) for credit losses to average loans outstanding during the year (1)	0.14%	0.07%	(0.07)%	0.37%	(0.05)%
Allowance for credit losses to non-performing portfolio loans at year-end (2)	221.58%	192.97%	212.91%	237.27%	270.77%
Allowance for credit losses to gross loans at year-end (1)	0.84%	0.85%	0.88%	1.10%	0.84%

(1) Excluding loans held for sale
(2) Excluding non-accrual loans held for sale

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	As of December 31,
	2023		2022		2021		2020		2019
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to Average		to Average		to Average		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans
	(In thousands)
Type of Loans:
Commercial loans	$53,791	17.1%	$49,435	18.2%	$43,394	18.4%	$68,742	18.8%	$57,021	18.9%

Residential mortgage loans and equity lines	18,140	31.0	18,232	30.2	25,379	28.7	17,737	29.4	13,108	29.1

Commercial real estate loans	74,428	49.1	68,366	48.2	61,081	48.7	49,205	47.8	33,602	48.0

Construction loans	8,180	2.8	10,417	3.4	6,302	4.2	30,854	4.0	19,474	4.0

Installment and other loans	23	—	35	—	1	—	—	—	19	—
Total	$154,562	100.0%	$146,485	100.0%	$136,157	100.0%	$166,538	100.0%	$123,224	100.0%

The allowance allocated to commercial loans was $53.8 million at December 31, 2023, compared to $49.4 million at December 31, 2022.  The increase was primarily due to a reserve for a borrower in the health care industry.

The allowance allocated to residential mortgage loans and equity lines was $18.1 million at December 31, 2023, compared to $18.2 million at December 31, 2022.

The allowance allocated to commercial real estate loans was $74.4 million at December 31, 2023, compared to $68.4 million at December 31, 2022. The increase is due primarily to an increase in commercial real estate loans.

The allowance allocated for construction loans decreased to $8.2 million at December 31, 2023, from $10.4 million at December 31, 2022. The decrease is due primarily to a decrease in construction loans and a decrease in non-accrual construction loans.

Please also see Part I — Item 1A — “Risk Factors” for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and client credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of December 2023, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 13.6% compared to 13.7% for December 2022.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2023, the Bank had an approved credit line with the FHLB of San Francisco totaling $7.99 billion. Total advances from the FHLB of San Francisco were $540.0 million and standby letter of credits issued by FHLB on the Company’s behalf were $851.0 million as of December 31, 2023. These borrowings bear fixed rates and are secured by loans. See Note 10 to the Consolidated Financial Statements. At December 31, 2023, the Bank pledged $387.6 thousand of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $1.42 million from the Federal Reserve Bank Discount Window at December 31, 2023.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, securities available-for-sale.  At December 31, 2023, investment securities totaled $1.60 billion, with $134.2 million pledged as collateral for borrowings and other commitments. The remaining balance was available as additional liquidity or to be pledged as collateral for additional borrowings. At December 31, 2023, $1.33 billion of unpledged treasury securities, US agency securities, U.S. agency mortgage-backed securities, or CMO based on current cost are available for pledging to the Federal Reserve Bank’s Bank Term Funding Program.

Approximately 99.7% of our time deposits mature within one year or less as of December 31, 2023.  Management anticipates that these deposits will reprice higher as a result of the increases in the target Fed funds rate that started in early 2022. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits.  As of December 31, 2023, management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

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

We establish a tolerance level in our policy for net interest income volatility of plus or minus 5% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, client reaction, and the estimated impact on profitability. At December 31, 2023, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 6.9%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 13.7%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 4.4%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 9.1%.

Our simulation model also projects the economic value of equity. We have established a tolerance level in our policy to a change of not less than 0% when the hypothetical rate change is plus or minus 200 basis points. At December 31, 2023, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the economic value of equity would decrease by 8.4%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the economic value of equity would increase by 12.5%.

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

Quantitative Information about Interest Rate Risk

The following table shows the carrying value of our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, as well as the instruments’ total fair values at December 31, 2023, and 2022. For assets, expected maturities are based on contractual maturity. For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits. We use certain assumptions to estimate fair values and expected maturities that are described in Note 17 to the Consolidated Financial Statements. Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts. Off-balance sheet financial instruments represent fair values. The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

								December 31,
	Average							2023		2022
	Interest	Expected Maturity Date at December 31,							Fair		Fair
	Rate	2024	2025	2026	2027	2028	Thereafter	Total	Value	Total	Value
	(In thousands)
Interest-Sensitive Assets:
Mortgage-backed securities and collateralized mortgage obligations	2.58%	$—	$143	$133	$126	$475	$813,890	$814,767	$814,767	$898,155	$898,155
Other investment securities	4.81%	$524,948	$38,076	$87,298	$68,599	$20,984	$49,898	$789,803	$789,803	$575,193	$575,193
Loans	6.00%	$4,004,864	$1,143,140	$1,232,422	$889,150	$1,650,621	$10,627,943	$19,548,140	$19,605,152	$18,254,024	$17,944,588
Interest Sensitive Liabilities:
Other interest-bearing deposits	2.21%	$1,795,815	$1,073,418	$927,844	$386,692	$748,748	$1,527,125	$6,459,642	$6,459,642	$7,322,920	$7,322,920
Time deposits	3.75%	$9,312,877	$18,429	$3,203	$2,230	$23	$25	$9,336,787	$9,358,410	$7,013,370	$7,080,478
Advances from the Federal Home Loan Bank	5.64%	$540,000	$—	$—	$—	$—	$—	$540,000	$536,996	$485,000	$482,737
Other borrowings	0.00%	$—	$—	$—	$—	$—	$15,787	$15,787	$13,978	$22,600	$18,385
Long-term debt	5.44%	$—	$—	$—	$—	$—	$119,136	$119,136	$72,304	$119,136	$68,231

Off-Balance Sheet
Financial Instruments:									)		)
Commitments to extend credit		$1,727,188	$969,656	$297,979	$181,402	$230,263	$402,132	$3,808,620	$(14,344)	$3,630,304	$(14,797)
Standby letters of credit		$214,392	$34,616	$24,860	$36,084	$1,571	$57,095	$368,618	$(2,821)	$315,821	$(2,738)
Other letters of credit		$11,308	$—	$—	$—	$—	$—	$11,308	$(10)	$29,416	$(33)

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

There have not been any changes in the Company’s disclosure controls and procedures that occurred during its fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, these controls and procedures.

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

As of December 31, 2023, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” below.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cathay General Bancorp:

Opinion on Internal Control Over Financial Reporting

We have audited Cathay General Bancorp and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
February 28, 2024

Item 9B.         Other Information

None.

Item 9C.         Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

The information required by this item concerning our, directors, compliance with Section 16 of the Securities Exchange Act of 1934, the code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, and matters relating to corporate governance is incorporated herein by reference from the information set forth under the captions “Proposal One—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors and Corporate Governance” and “Code of Ethics” in our Definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders (our “Proxy Statement”).

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2023, with respect to compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)]
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	$—	1,456,944
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	$—	1,456,944

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

21.1+	Subsidiaries of the Bancorp.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1+	Incentive-Based Compensation Clawback Policy.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

**	Management contract or compensatory plan or arrangement.

+	Filed herewith.

++	Furnished herewith pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cathay General Bancorp

By:	/s/ Chang M. Liu
Chang M. Liu President and Chief Executive Officer

Date: February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chang M. Liu	President and Chief Executive Officer, and Director	February 28, 2024
Chang M. Liu	(principal executive officer)

/s/ Heng W. Chen	Executive Vice President,	February 28, 2024
Heng W. Chen	Chief Financial Officer/Treasurer (principal financial officer) (principal accounting officer)

/s/ Dunson K. Cheng	Executive Chairman of	February 28, 2024
Dunson K. Cheng	the Board

/s/ Peter Wu	Vice Chairman of the Board	February 28, 2024
Peter Wu

/s/ Anthony M. Tang	Vice Chairman of the Board	February 28, 2024
Anthony M. Tang

/s/ Kelly L. Chan	Director	February 28, 2024
Kelly L. Chan

/s/ Nelson Chung	Director	February 28, 2024
Nelson Chung

/s/ Felix S. Fernandez	Director	February 28, 2024
Felix S. Fernandez

/s/ Jane Jelenko	Director	February 28, 2024
Jane Jelenko

/s/ Maan-Huei Hung	Director	February 28, 2024
Maan-Huei Hung

/s/ Joseph C.H. Poon	Director	February 28, 2024
Joseph C.H. Poon

/s/ Richard Sun	Director	February 28, 2024
Richard Sun

/s/ Shally Wang	Director	February 28, 2024
Shally Wang

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2023 and 2022	F-5

Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2023, 2022, and 2021	F-6

Consolidated Statements of Changes in Stockholders' Equity for each of the years ended December 31, 2023, 2022, and 2021	F-7

Consolidated Statements of Cash Flows for each of the years ended December 31, 2023, 2022, and 2021	F-8

Notes to Consolidated Financial Statements	F-9

Parent-only condensed financial information of Cathay General Bancorp is included in Note 21 to the Consolidated Financial Statements in this Annual Report on Form 10-K	F-58

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cathay General Bancorp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cathay General Bancorp and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for loan losses for loans evaluated on a collective basis modeled using an econometric methodology.

As discussed in Note 5 to the consolidated financial statements, the Company’s total allowance for loan losses as of December 31, 2023 was $154.6 million, a substantial portion of which relates to the allowance for loan losses on loans evaluated on a collective basis over residential mortgages, commercial and industrial loans, construction loans, commercial real estate for multifamily loans, commercial real estate for owner-occupied loans, and other commercial real estate loans (hereafter “six portfolios”) using a methodology that includes econometric regression models, risk ratings, and certain qualitative loss factors (together the collective ALL). As discussed in Note 1, the collective ALL includes the measure of expected credit losses on a collective basis by pooling those loans that share similar risk characteristics into these six portfolios. The collective ALL methodology uses historical credit loss experience as a basis for estimation of expected credit losses at the collective pool basis over the contractual term of the loans, adjusted for expected prepayments when appropriate. The Company calculates the collective ALL by estimating the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables to historical credit performance for each of the six portfolios. Loss given default rates are computed based on the net charge-offs recognized and then applied to the expected exposure at default of defaulted loans. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The collective ALL incorporates reasonable and supportable forecasts of various macroeconomic variables over a two-year reasonable and supportable forecast period, reverting linearly to long-term loss rates over the one-year reversion period. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics as well as for changes in environmental conditions. The adjustments, or qualitative loss factors, consider idiosyncratic risk factors, conditions that may not be reflected in quantitatively derived results, or other relevant factors to seek to ensure the allowance for credit losses reflects the Company’s best estimate of current expected credit losses.

We identified the assessment of the collective ALL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. This included our assessment of the collective ALL methodology, including the econometric models used to estimate expected credit losses and their significant assumptions. Such significant assumptions included portfolio segmentation, the weighting of the economic forecast scenarios, the selection of macroeconomic variables, the length of the reasonable and supportable forecast period, and risk ratings. The assessment also included the evaluation of the qualitative loss factors. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ALL, including controls related to the:

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

●

evaluating judgments made relative to the development and performance monitoring of the econometric models by comparing them to Company-specific metrics and trends and the applicable industry and regulatory practices

●

assessing the conceptual soundness and performance testing of the econometric models by inspecting the model validation documentation to determine whether the models are suitable for their intended use

●

evaluating the judgments made by the Company in selecting the macroeconomic variables, including the reasonable and supportable forecast period and economic scenario weightings used, by comparing them to the Company’s business environment and relevant industry practice

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

Los Angeles, California
February 28, 2024

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$173,988	$195,440
Short-term investments and interest-bearing deposits	654,813	966,962
Securities available-for-sale (amortized cost of $1,726,080 in 2023 and $1,622,173 in 2022)	1,604,570	1,473,348
Loans	19,548,140	18,254,024
Less: Allowance for loan losses	(154,562)	(146,485)
Unamortized deferred loan fees, net	(10,720)	(6,641)
Loans, net	19,382,858	18,100,898
Equity securities	40,406	22,158
Federal Home Loan Bank stock	17,746	17,250
Other real estate owned, net	19,441	4,067
Affordable housing investments and alternative energy partnerships, net	315,683	327,128
Premises and equipment, net	91,097	94,776
Customers’ liability on acceptances	3,264	2,372
Accrued interest receivable	97,673	82,428
Goodwill	375,696	375,696
Other intangible assets, net	4,461	5,757
Right-of-use assets- operating leases	32,076	29,627
Other assets	267,762	250,069
Total assets	$23,081,534	$21,947,976

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing demand deposits	$3,529,018	$4,168,989
Interest-bearing deposits:
NOW deposits	2,370,685	2,509,736
Money market deposits	3,049,754	3,812,724
Savings deposits	1,039,203	1,000,460
Time deposits	9,336,787	7,013,370
Total deposits	19,325,447	18,505,279

Advances from the Federal Home Loan Bank	540,000	485,000
Other borrowings for affordable housing investments	15,787	22,600
Long-term debt	119,136	119,136
Acceptances outstanding	3,264	2,372
Lease liabilities - operating leases	34,797	32,518
Other liabilities	306,528	307,031
Total liabilities	20,344,959	19,473,936
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 91,392,480 issued and 72,668,927 outstanding at December 31, 2023, and 91,090,614 issued and 72,742,151 outstanding at December 31, 2022	914	911
Additional paid-in-capital	987,953	981,119
Accumulated other comprehensive income loss, net	(85,416)	(102,295)
Retained earnings	2,500,341	2,244,855
Treasury stock, at cost (18,723,553 shares at December 31, 2023, and 18,348,463 shares at December 31, 2022)	(667,217)	(650,550)
Total equity	2,736,575	2,474,040
Total liabilities and equity	$23,081,534	$21,947,976

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except share
	and per share data)
Interest and Dividend Income
Loan receivable	$1,130,242	$801,981	$649,224
Investment securities	51,717	28,240	14,151
Federal Home Loan Bank stock	1,349	1,103	991
Deposits with banks	58,914	19,957	2,145
Total interest and dividend income	1,242,222	851,281	666,511

Interest Expense
Time deposits	331,997	56,354	40,542
Other deposits	135,965	48,942	21,259
Advances from the Federal Home Loan Bank	22,164	5,880	1,182
Long-term debt	6,480	5,546	5,773
Short-term borrowings	3,870	862	—
Total interest expense	500,476	117,584	68,756
Net interest income before provision for credit losses	741,746	733,697	597,755
Provision/(reversal) for credit losses	25,978	14,543	(16,008)
Net interest income after provision for credit losses	715,768	719,154	613,763

Non-Interest Income
Net gains/(losses) from equity securities	18,248	392	(1,426)
Securities (losses)/gains, net	(3,000)	—	853
Letters of credit commissions	6,716	6,351	7,103
Depository service fees	6,432	6,523	5,584
Wealth management fees	17,506	16,436	15,056
Other operating income	22,390	27,112	27,433
Total non-interest income	68,292	56,814	54,603

Non-Interest Expense
Salaries and employee benefits	154,149	142,546	132,795
Occupancy expense	22,270	22,808	20,318
Computer and equipment expense	17,478	13,603	13,549
Professional services expense	32,491	28,237	23,666
Data processing service expense	14,728	13,181	13,607
FDIC and State assessments	23,588	8,037	7,132
Marketing expense	5,887	6,863	6,913
Other real estate owned expense	761	127	343
Amortization of investments in low income housing and
Alternative energy partnerships	86,616	42,065	45,447
Amortization of core deposit premium	1,310	1,892	687
Cost associated with debt redemption	—	—	732
Acquisition, integration and reorganization costs	671	4,127	1,425
Other operating expense	20,529	19,946	19,909
Total non-interest expense	380,478	303,432	286,523

Income before income tax expense	403,582	472,536	381,843
Income tax expense	49,458	111,894	83,539
Net income	$354,124	$360,642	$298,304

Other Comprehensive Income/(Loss), Net of Tax:
Net holding gains/(losses) on securities available-for-sale	18,642	(105,043)	(11,989)
Net holding (losses)/gains on cash flow hedge derivatives	(1,763)	5,813	3,614
Total other comprehensive income/(loss), net of tax	16,879	(99,230)	(8,375)
Total comprehensive income	$371,003	$261,412	$289,929

Net Income Per Common Share
Basic	$4.88	$4.85	$3.81
Diluted	$4.86	$4.83	$3.80
Cash dividends paid per common share	$1.36	$1.36	$1.27
Average Common Shares Outstanding:
Basic	72,573,025	74,337,265	78,268,369
Diluted	72,862,628	74,664,735	78,570,638

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other			Total
(In thousands, except number of shares)	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Earnings	Stock	Equity
Balance at December 31, 2020	79,508,265	$906	$964,734	$5,310	$1,789,325	$(342,131)	$2,418,144
Cumulative effect of change in accounting principle related to ASC 326 (1)	—	—	—	—	(3,139)	—	(3,139)
Dividend Reinvestment Plan	84,011	1	3,562	—	—	—	3,563
Restricted stock units vested	123,893	2	—	—	—	—	2
Shares withheld related to net share settlement of RSUs	—	—	(2,632)	—	—	—	(2,632)
Stock issued to directors	20,750	—	850	—	—	—	850
Purchases of treasury stock	(3,986,057)	—	—	—	—	(167,104)	(167,104)
Stock -based compensation	—	—	5,960	—	—	—	5,960
Cash dividends of $1.27 per share	—	—	—	—	(99,322)	—	(99,322)
Other comprehensive income/(loss)	—	—	—	(8,375)	—	—	(8,375)
Net income	—	—	—	—	298,304	—	298,304
Balance at December 31, 2021	75,750,862	$909	$972,474	$(3,065)	$1,985,168	$(509,235)	$2,446,251
Dividend Reinvestment Plan	86,501	1	3,718	—	—	—	3,719
Restricted stock units vested	112,473	1	—	—	—	—	1
Shares withheld related to net share settlement of RSUs	—	—	(2,905)	—	—	—	(2,905)
Stock issued to directors	19,780	—	849	—	—	—	849
Purchases of treasury stock	(3,227,465)	—	—	—	—	(141,315)	(141,315)
Stock -based compensation	—	—	6,983	—	—	—	6,983
Cash dividends of $1.36 per share	—	—	—	—	(100,955)	—	(100,955)
Other comprehensive income/(loss)	—	—	—	(99,230)	—	—	(99,230)
Net income	—	—	—	—	360,642	—	360,642
Balance at December 31, 2022	72,742,151	$911	$981,119	$(102,295)	$2,244,855	$(650,550)	$2,474,040
Dividend Reinvestment Plan	93,182	1	3,490	—	—	—	3,491
Restricted stock units vested	183,324	2	—	—	—	—	2
Shares withheld related to net share settlement of RSUs	—	—	(4,490)	—	—	—	(4,490)
Stock issued to directors	25,360	—	850	—	—	—	850
Purchases of treasury stock	(375,090)	—	—	—	—	(16,667)	(16,667)
Stock -based compensation	—	—	6,984	—	—	—	6,984
Cash dividends of $1.36 per share	—	—	—	—	(98,638)	—	(98,638)
Other comprehensive income/(loss)	—	—	—	16,879	—	—	16,879
Net income	—	—	—	—	354,124	—	354,124
Balance at December 31, 2023	72,668,927	$914	$987,953	$(85,416)	$2,500,341	$(667,217)	$2,736,575

(1) Represents the impact of the adoption of Accounting Standards Update ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) on January 1, 2021.

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cash Flows from Operating Activities
Net income	$354,124	$360,642	$298,304
Adjustments to reconcile net income to net cash provided by operating activities:
Provision/(reversal) for credit losses	25,978	14,543	(16,008)
Provision for losses on other real estate owned	—	—	17
Deferred tax (benefit)/ provision	(4,782)	(2,088)	9,168
Depreciation and amortization	8,371	9,958	7,956
Amortization of right-of-use asset	9,733	9,845	8,160
Change in operating lease liabilities	2,279	(4,629)	(2,790)
Net gains on sale and transfers of other real estate owned	—	(6)	(57)
Net gains on sale of loans	—	(1)	(357)
Proceeds from sales of loans	—	33	5,351
Originations of loans held for sale	—	—	(4,994)
Loss on sales or disposal of fixed assets	6	67	55
Amortization of alternative energy partnerships, venture capital and other investments	86,616	42,065	45,447
Net gain on sales and calls of securities	—	(101)	(853)
Amortization/accretion of security premiums/discount, net	(11,373)	2,465	7,865
Unrealized (gain)/loss on equity securities	(18,248)	(291)	2,036
Write-off of AFS debt securities	3,000	—	—
Stock-based compensation and stock issued to officers as compensation	7,836	7,832	6,810
Net change in accrued interest receivable and other assets	(54,369)	(80,411)	(34,196)
Net change in other liabilities	(24,429)	107,467	2,403
Net cash provided by operating activities	384,742	467,390	334,317

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(618,334)	(711,707)	(560,140)
Proceeds from repayment, maturity, and call of investment securities available-for-sale	522,815	213,936	424,386
Proceeds from sale of investment securities available-for-sale	—	—	21,102
Proceeds from sale of equity securities	—	553	—
Benefits received from bank owned life insurance policies	—	4,013	2,752
Purchase of Federal Home Loan Bank stock	(29,381)	(9,776)	—
Redemption of Federal Home Loan Bank stock	28,885	9,776	—
Net increase in loans	(1,327,048)	(1,272,268)	(715,862)
Purchase of premises and equipment	(3,401)	(3,390)	(3,728)
Proceeds from sales of other real estate owned	—	307	795
Net increase in investment in affordable housing and alternative energy partnerships	(50,616)	(6,995)	(29,229)
Acquisitions, net of cash acquired	—	(73,882)	—
Net cash used for investing activities	(1,477,080)	(1,849,433)	(859,924)

Cash Flows from Financing Activities
Increase/(decrease) in deposits	820,041	(128,803)	1,949,728
Advances from Federal Home Loan Bank	14,035,000	5,480,000	50,000
Repayment of Federal Home Loan Bank borrowings	(13,980,000)	(5,015,000)	(180,000)
Cash dividends paid	(98,638)	(100,955)	(99,322)
Purchase of treasury stock	(16,667)	(141,316)	(167,104)
Proceeds from shares issued under Dividend Reinvestment Plan	3,491	3,720	3,563
Taxes paid related to net share settlement of RSUs	(4,490)	(2,905)	(2,632)
Net cash provided by financing activities	758,737	94,741	1,554,233
(Decrease)/increase in cash, cash equivalents, and restricted cash	(333,601)	(1,287,302)	1,028,626
Cash, cash equivalents, and restricted cash, beginning of the year	1,162,402	2,449,704	1,421,078
Cash, cash equivalents, and restricted cash, end of the period	$828,801	$1,162,402	$2,449,704

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$484,861	$105,521	$75,486
Income taxes	$70,332	$96,881	$92,691
Non-cash investing and financing activities:
Net change in unrealized holding gain/(loss) on securities available-for-sale, net of tax	$18,642	$(105,043)	$(11,989)
Net change in unrealized holding (loss)/gain on cash flow hedge derivatives	$(1,763)	$5,813	$3,614
Transfers to other real estate owned from loans held-for-investment	$15,374	$—	$205
Loans transferred from held-for-investment to held-for-sale	$—	$32	$—

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Summary of Significant Accounting Policies

The accompanying Consolidated Financial Statements include the accounts of Cathay General Bancorp (the “Bancorp”), a Delaware corporation, its wholly-owned subsidiaries, Cathay Bank (the “Bank”), a California state-chartered bank, and eleven limited partnerships investing in affordable housing projects (together, the “Company,” “we,” “us,” or “our”). All significant inter-company transactions and balances have been eliminated in consolidation. The Consolidated Financial Statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry.

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

Concentrations. The Bank was incorporated in California and started its business from California. Therefore, loans originated, and deposits solicited were mainly from California. As of December 31, 2023, gross loans were primarily comprised of 49.8% of commercial real estate loans, 29.9% of residential mortgage loans, and 16.9% of commercial loans. As of December 31, 2023, approximately 50.5% of the Bank’s residential mortgages were for properties located in California.

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

Allowance for Credit Losses on Available for Sale Securities. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If an entity intends to sell the debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, any allowance for credit losses shall be written off and the amortized cost basis shall be written down to the debt security's fair value at the reporting date with any incremental impairment reported in earnings. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, the payment structure of the security, failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. Any fair value changes that have not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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

Investment in Federal Home Loan Bank (“FHLB”) Stock.   As a member of the FHLB system the Bank is required to maintain an investment in the capital stock of the FHLB.  The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB. FHLB stock is carried at cost and is pledged as collateral to the FHLB.  FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value.  The carrying amount of the FHLB stock were $17.7 million and $17.3 million at December 31, 2023, and 2022, respectively. As of December 31, 2023, the Company owned 177,458 shares of FHLB stock, which exceeded the minimum stock requirement of 150,000 shares.

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

Under the Company’s CECL methodology, nine portfolio segments with similar risk characteristics are evaluated for expected loss. Six portfolios are modeled using econometric models and three smaller portfolios are evaluated using a simplified loss-rate method that calculates lifetime expected credit losses for the respective pools (simplified approach). The six portfolios subject to econometric modeling include residential mortgages; commercial and industrial loans (“C&I”); construction loans; commercial real estate (“CRE”) for multifamily loans; CRE for owner-occupied loans; and other CRE loans. We estimate the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables, (GDP, unemployment, CRE prices and residential mortgage prices) to historical credit performance for each of the six loan portfolios from the fourth quarter of 2007 to the fourth quarter of 2022. Loss given default rates are computed based on the net charge-offs recognized divided by the exposure at default of defaulted loans starting with the fourth quarter of 2007 through the fourth quarter of 2022. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The amounts so calculated comprise the quantitative portion of the allowance for credit losses.

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

Under the Company’s CECL methodology, the qualitative portion of the reserve on pooled loans represents management’s judgment of additional considerations to account for internal and external risk factors that are not adequately measured in the quantitative reserve. The qualitative loss factors consider idiosyncratic risk factors, conditions that may not be reflected in quantitatively derived results, or other relevant factors to seek to ensure the allowance for credit losses reflects our best estimate of current expected credit losses. The qualitative reserves include reserves for policy exceptions, experience of management and staff, level of competition in the lending environment, weak risk identification, lack of historical loss experience with residential mortgage loans made to non-U.S. residents, oil & gas, the higher risk characteristics of purchased syndicated loans, model uncertainty, and loans with potential risk of loss given the current environment, including CRE and Office loans, but have not degraded to the point of qualifying for a specific reserve.  Current and forecasted economic trends and underlying market values for collateral dependent loans also are considered within the econometric models described above.

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

Management believes the allowance for credit losses is appropriate for the current expected credit losses in our loan portfolio and associated unfunded commitments, and the risk ratings and inherent loss rates currently assigned are reasonable and appropriate as of the reporting date. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company’s financial statements.

Individually Evaluated Loans.  Loans that do not share similar risk characteristics with other financial assets are individually evaluated for impairment and excluded from loan pools used within the collective evaluation of estimated credit losses. We defined the following criteria for what constitutes a “default”, which results in a loan no longer sharing similar risk characteristics with other loans, and therefore requires an individual evaluation for expected credit losses. The criteria for default may include any one of the following: on nonaccrual status, modifications to borrowers experiencing financial difficulty, or payment delinquency of 90 days or more.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The Company has adopted ASU 2022-02, “Financial Instruments – Troubled Debt Restructurings and Vintage Disclosures” effective January 1, 2023. As part of the adoption, the Company has elected to apply the pending content prospectively and the practical expedient to exclude the accrued interest receivable balance from the disclosed amortized cost basis of loan modifications to debtors experiencing financial difficulty, consistent with our ACL approach discussed further below in this footnote.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

Investments in Affordable Housing Partnerships and Other Tax Credit Investments.  The Company is a limited partner in limited partnerships that invest in low-income housing projects that are intended to qualify for Federal and/or State income tax credits and limited partnerships that invests in alternative energy systems that are intended to qualify for alternative energy tax credits.  As further discussed in Note 6 to the Consolidated Financial Statements, the partnership interests are accounted for utilizing the equity method of accounting. As of December 31, 2023, eleven of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary.  The Company therefore consolidated the financial statements of these ten limited partnerships into the Consolidated Financial Statements.  The tax credits from these partnerships are recognized in the consolidated financial statements to the extent they are utilized on the Company’s income tax returns.  The investments are reviewed for impairment on an annual basis or on an interim basis if an event occurred that would trigger potential impairment.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Goodwill and Other Intangible Assets.  Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in an acquisition. Goodwill and other intangible assets are assessed for impairment annually as of December 31 or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company performed its annual impairment test and determined no impairment existed as of December 31, 2023 and 2022.

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

Accounting Pronouncements Adopted in 2023

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

In March 2022, ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. As part of the adoption, the Company has elected to apply the pending content prospectively and the practical expedient to exclude the accrued interest receivable balance from the disclosed amortized cost basis of loan modifications to debtors experiencing financial difficulty, consistent with our ACL approach discussed further below in Note 5.

Other Accounting Standards Pending Adoption

In March 2023, ASU 2023-02, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method". ASU 2023-02 permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023.  The Company is still evaluating the impact on it’s consolidated financial statements.

In June 2022, ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain new disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 will be effective for us on January 1, 2024. The adoption of ASU 2022-03 is not expected to have a significant impact on our financial statements.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

The Company had average excess balance with FRBSF of $1.09 billion and $1.24 billion as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company had $53.8 million and $88.9 million, respectively, as cash margin that serves as collateral on deposit in a cash margin account for interest rate swaps of which $8.6 million and $8.2 million is restricted.  As of December 31, 2023 and December 31, 2022, the Company held $6.4 million and $25.4 million, respectively, in a restricted escrow account with a major bank for its alternative energy investments.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

4.         Investment Securities

Investment Securities. The following tables reflect the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of debt securities available-for-sale as of December 31, 2023 and December 31, 2022:

	As of December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$495,167	$153	$20	$495,300
U.S. government agency entities	48,282	117	230	48,169
Mortgage-backed securities	892,942	223	106,442	786,723
Collateralized mortgage obligations	31,238	—	3,194	28,044
Corporate debt securities	258,451	22	12,139	246,334
Total	$1,726,080	$515	$122,025	$1,604,570

	As of December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$241,611	$—	$1,111	$240,500
U.S. government agency entities	63,347	384	121	63,610
U.S. government sponsored entities	30,000	—	—	30,000
Mortgage-backed securities	993,883	194	126,983	867,094
Collateralized mortgage obligations	34,552	—	3,491	31,061
Corporate debt securities	258,780	112	17,809	241,083
Total	$1,622,173	$690	$149,515	$1,473,348

The amortized cost and fair value of securities available-for-sale as of December 31, 2023, by contractual maturities, are set forth in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-for-Sale
	As of December 31, 2023
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$525,406	$524,948
Due after one year through five years	227,132	215,834
Due after five years through ten years	149,042	141,044
Due after ten years	824,500	722,744
Total	$1,726,080	$1,604,570

There were no sales of investment securities during the years ended December 31, 2023 and 2022. We received proceeds of $21.1 million from sales of investment securities for the year ended December 31, 2021.  Gross realized gain on sale of investment securities was $853 thousand for the year ended December 31, 2021.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Allowance for Credit Losses

The securities that were in an unrealized loss position as of December 31, 2023, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements.

The Company concluded the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell available-for-sale securities that have declined below their cost before their anticipated recovery. Accordingly, no allowance for credit losses was recorded as of December 31, 2023 and 2022, against these securities, and there was no provision for credit losses recognized for the years ended December 31, 2023, 2022 and 2021.

The tables below show the related fair value and the gross unrealized losses of the Company’s investment portfolio, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2023, and December 31, 2022:

	As of December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$49,831	$20	$—	$—	$49,831	$20
U.S. government agency entities	18,301	108	1,313	122	19,614	230
Mortgage-backed securities	—	—	768,274	106,442	768,274	106,442
Collateralized mortgage obligations	—	—	28,044	3,194	28,044	3,194
Corporate debt securities	64,448	552	166,864	11,587	231,312	12,139
Total	$132,580	$680	$964,495	$121,345	$1,097,075	$122,025

	As of December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$240,500	$1,111	$—	$—	$240,500	$1,111
U.S. government agency entities	—	—	1,806	121	1,806	121
Mortgage-backed securities	394,123	33,042	452,739	93,941	846,862	126,983
Collateralized mortgage obligations	24,427	1,614	6,634	1,877	31,061	3,491
Corporate debt securities	109,995	3,256	100,977	14,553	210,972	17,809
Total	$769,045	$39,023	$562,156	$110,492	$1,331,201	$149,515

As of December 31, 2023 the Company had 192 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting of 154 mortgage-backed securities, 24 corporate debt securities, one U.S. treasury securities, five collateralized mortgage obligations and eight U.S. government agencies.  In comparison, as of December 31, 2022, the Company had 159 mortgage-backed securities, 22 corporate debt securities, six U.S. treasury securities, five collateralized mortgage obligations and three U.S. government agencies.

Securities available-for-sale having a carrying value of $134.2 million and $145.7 million as of December 31, 2023, and December 31, 2022, respectively, were pledged to secure public deposits, and other borrowings.

Equity securities were $40.4 million and $22.2 million as of December 31, 2023 and 2022, respectively. The Company recognized a net unrealized gain of $18.2 million, $291 thousand and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.  The Company received proceeds of $553 thousand and realized a loss of $101 thousand on the sale of equity securities for the year ended December 31, 2022.

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

The following table presents the composition of the Company’s loans as of December 31, 2023, and 2022, were as follows:

	As of December 31,
	2023	2022
	(In thousands)
Loans:
Commercial loans	$3,305,048	$3,318,778
Construction loans	422,647	559,372
Commercial real estate loans	9,729,581	8,793,685
Residential mortgage loans	5,838,747	5,252,952
Equity lines	245,919	324,548
Installment and other loans	6,198	4,689
Gross loans	19,548,140	18,254,024
Less:
Allowance for loan losses	(154,562)	(146,485)
Unamortized deferred loan fees	(10,720)	(6,641)
Total loans, net	$19,382,858	$18,100,898

The Company pledged real estate loans of $14.15 billion as of December 31, 2023, and $13.07 billion as of December 31, 2022, to the Federal Home Loan Bank of San Francisco under its blanket lien pledging program. The Company pledged commercial loans of $388 thousand as of December 31, 2023, and $583 thousand as of December 31, 2022, to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program.

Loans serviced for others as of December 31, 2023, totaled $203.0 million and were comprised of $70.7 million of residential mortgages, $76.1 million of commercial real estate loans, $11.8 million of construction loans, and $44.4 million of commercial loans.  As of December 31, 2022, loans serviced for others, totaled $181.4 million and were comprised of $80.2 million of residential mortgages, $51.6 million of commercial real estate loans, $2.5 million of construction loans and $47.1 million of commercial loans.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The Company has entered into transactions with its directors, executive officers, or principal holders of its equity securities, or the associates of such persons (“Related Parties”). All loans to Related Parties were current as of December 31, 2023 and 2022. An analysis of the activity with respect to loans to Related Parties for the years indicated is as follows:

	December 31,
	2023	2022
	(In thousands)
Balance at beginning of year	$33,217	$38,532
Additional loans made	20,160	25,050
Payment received	(7,670)	(30,365)
Balance at end of year	$45,707	$33,217

As of December 31, 2023, recorded investment in non-accrual loans totaled $66.7 million compared to $68.9 million as of December 31, 2022. The average balance of non-accrual loans was $71.8 million and $71.4 million as of December 31, 2023 and 2022, respectively. Interest recognized on non-accrual loans totaled $321 thousand, $435 thousand and $1.1 million for the years ended December 31, 2023, 2022 and 2021. For non-accrual loans, the amounts previously charged-off represent 15.8% of the contractual balances for non-accrual loans as of December 31, 2023 and 14.1% as of December 31, 2022.

The following tables present the average balance and interest income recognized on non-accrual loans for the periods indicated:

	For the year ended December 31, 2023
	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Commercial loans	$18,008	$3
Construction loans	6,336	—
Commercial real estate loans	35,742	318
Residential mortgage and equity lines	11,743	—
Installment and other loans	1	—
Total	$71,830	$321

	Average Recorded Investment	Interest Income Recognized

Commercial loans	$28,109	$4
Construction loans	28,983	—
Commercial real estate loans	14,251	405
Residential mortgage and equity lines	28	26
Total	$71,371	$435

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents non-accrual loans and the related allowance as of December 31, 2023 and 2022:

	As of December 31, 2023
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance:
Commercial loans	$26,310	$14,404	$—
Construction loans	7,736	7,736	—
Commercial real estate loans	41,725	32,030	—
Residential mortgage and equity lines	12,957	12,511	—
Installment and other loans	—	—	—
Subtotal	$88,728	$66,681	$—
With allocated allowance:
Commercial loans	$—	$—	$—
Commercial real estate loans	—	—	—
Residential mortgage and equity lines	—	—	—
Subtotal	$—	$—	$—
Total non-accrual loans	$88,728	$66,681	$—

	As of December 31, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance:
Commercial loans	$27,341	$12,949	$—
Commercial real estate loans	37,697	32,205	—
Residential mortgage and equity lines	9,626	8,978
Installment and other loans	9	8	—
Subtotal	$74,673	$54,140	$—
With allocated allowance:
Commercial loans	$14,643	$12,823	$3,734
Commercial real estate loans	1,896	1,891	207
Subtotal	$16,539	$14,714	$3,941
Total non-accrual loans	$91,212	$68,854	$3,941

The following table is a summary of non-accrual loans as of December 31, 2023, 2022, and 2021 and the related net interest foregone for the years then ended:

	As of December 31,
	2023	2022	2021
	(In thousands)
Non-accrual portfolio loans	$66,681	$68,854	$65,846
Contractual interest due	6,270	4,620	4,032
Interest recognized	321	435	1,074
Net interest foregone	$5,949	$4,185	$2,958

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the aging of the loan portfolio by type as of December 31, 2023, and December 31, 2022:

	As of December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$11,771	$7,770	$508	$14,404	$34,453	$3,270,595	$3,305,048
Construction loans	25,389	22,998	—	7,736	56,123	366,524	422,647
Commercial real estate loans	27,900	1,503	6,649	32,030	68,082	9,661,499	9,729,581
Residential mortgage loans and equity lines	59,606	6,670	—	12,511	78,787	6,005,879	6,084,666
Installment and other loans	32	—	—	—	32	6,166	6,198
Total loans	$124,698	$38,941	$7,157	$66,681	$237,477	$19,310,663	$19,548,140

	As of December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$8,192	$3,235	$10,208	$25,772	$47,407	$3,271,371	$3,318,778
Construction loans	—	—	—	—	—	559,372	559,372
Commercial real estate loans	25,772	—	1,372	34,096	61,240	8,732,445	8,793,685
Residential mortgage loans and equity lines	47,043	5,685	—	8,978	61,706	5,515,794	5,577,500
Installment and other loans	5	1	—	8	14	4,675	4,689
Total loans	$81,012	$8,921	$11,580	$68,854	$170,367	$18,083,657	$18,254,024

The Company has adopted ASU 2022-02, “Financial Instruments – Troubled Debt Restructurings and Vintage Disclosures” effective January 1, 2023.  As part of the adoption, the Company has elected to apply the pending content prospectively and the practical expedient to exclude the accrued interest receivable balance from the disclosed amortized cost basis of loan modifications to debtors experiencing financial difficulty, consistent with our ACL approach discussed further below in this footnote.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

As of December 31, 2022, under the prior TDR guidance, there was accruing TDRs of $15.1 million and non-accrual TDRs of $6.3 million.  As of December 31, 2022, the Company allocated zero in reserves to accruing TDRs and $427 thousand to non-accrual TDRs.

The following table presents TDRs that were modified during 2022, their specific reserve as of December 31, 2022, and charge-offs during 2022:

	Loans Modified as TDRs During the Year Ended December 31, 2022
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-offs
	(Dollars in thousands)

Commercial loans	4	$6,115	$6,115	$427	$—
Commercial real estate loans	3	3,676	3,669	—	—
Residential mortgage and equity lines	8	2,189	2,162	—	—
Total	15	$11,980	$11,946	$427	$—

The following table presents TDRs that were modified during 2021, their specific reserve as of December 31, 2021, and charge-offs during 2021:

	Loans Modified as TDRs During the Year Ended December 31, 2021
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve (1)	Charge-off
	(Dollars in thousands)

Commercial loans	3	$2,150	$2,150	$—	$—
Residential mortgage and equity lines	2	3	3	—	—
Total	5	$2,153	$2,153	$—	$—

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Modifications of the loan terms in the three and twelve months ended December 31, 2023, were in the form of payment deferrals, term extensions, and interest rate reductions, or a combination thereof.

The following table presents the amortized cost of loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted and the financial effects of the modifications for the twelve months ended December 31, 2023 by loan class and modification type:

					Financial Effects of Loan Modifications
	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Rate Reduction	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)

Loan Type
Commercial loans	$—	$2,650	$2,650	0.08%	1.10%	2.2	0.9
Residential mortgage loans	222	—	222	0.00%	0.10%	0.0	2.0
Total	$222	$2,650	$2,872

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.    The Company tracks the performance of modified loans. A modified loan may become delinquent and may result in a payment default subsequent to modification. There were no loans that received a modification for the twelve months ended December 31, 2023 that subsequently defaulted.

The following table presents the performance of loans that were modified during the twelve months ended December 31, 2023.

	Twelve Months Ended December 31, 2023
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	(In thousands)
Loan Type
Commercial loans	$2,650	$—	$—	$2,650
Residential mortgage loans	222	—	—	222
Total	$2,872	$—	$—	$2,872

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

A summary of TDRs by type of concession and by type of loans as of December 31, 2022, is set forth in the table below:

	December 31, 2022
Accruing TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$2,588	$—	$—	$2,588
Commercial real estate loans	2,791	—	5,855	8,646
Residential mortgage loans	2,181	445	1,285	3,911
Total accruing TDRs	$7,560	$445	$7,140	$15,145

	December 31, 2022
Non-accrual TDRs	Payment Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$3,629	$—	$—	$3,629
Commercial real estate loans	1,098	—	—	1,098
Residential mortgage loans	1,621	—	—	1,621
Total non-accrual TDRs	$6,348	$—	$—	$6,348

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

As of December 31, 2023, there were no commitments to lend additional funds to borrowers experiencing financial difficulty and whose loans were modified.

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

●

Substandard – These loans are inadequately protected by current sound worth, paying capacity or collateral.  Well-defined weaknesses exist that could jeopardize repayment of debt. Loss may not be imminent, but if weaknesses are not corrected, there is a good possibility of some loss.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table summarizes the Company’s loan held for investment as of December 31, 2023 and 2022, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification:

	Loans Amortized Cost Basis by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$381,705	$323,939	$326,650	$96,725	$75,281	$136,162	$1,775,162	$8,308	$3,123,932
Special Mention	4,488	4,875	8,559	23,380	—	—	75,419	—	116,721
Substandard	1,752	653	9,895	2,462	763	5,775	40,131	116	61,547
Doubtful	—	—	—	—	—	—	—	—	—
Total	$387,945	$329,467	$345,104	$122,567	$76,044	$141,937	$1,890,712	$8,424	$3,302,200

YTD gross write-offs	$—	$977	$1,312	$384	$3,672	$6,044	$1,520	$—	$13,909

Construction loans
Pass/Watch	$29,550	$131,984	$153,977	$19,461	$13,298	$3,131	$—	$—	$351,401
Special Mention	1,911	—	11,707	25,389	—	22,998	—	—	62,005
Substandard	—	—	—	—	7,736	—	—	—	7,736
Total	$31,461	$131,984	$165,684	$44,850	$21,034	$26,129	$—	$—	$421,142

YTD gross write-offs	$—	$—	$—	$—	$—	$4,221	$—	$—	$4,221

Commercial real estate loans
Pass/Watch	$2,121,489	$1,959,239	$1,585,010	$887,508	$1,019,952	$1,726,015	$184,601	$—	$9,483,814
Special Mention	37,604	18,910	38,405	3,499	10,303	17,210	1,384	—	127,315
Substandard	—	11,870	12,170	2,965	17,293	66,205	—	—	110,503
Total	$2,159,093	$1,990,019	$1,635,585	$893,972	$1,047,548	$1,809,430	$185,985	$—	$9,721,632

YTD gross write-offs	$—	$—	$208	$—	$969	$4,164	$—	$—	$5,341
Residential mortgage loans
Pass/Watch	$1,140,998	$1,128,526	$902,613	$524,315	$541,005	$1,583,118	$—	$—	$5,820,575
Special Mention	—	—	—	33	—	1,619	—	—	1,652
Substandard	7	652	3,325	2,577	1,334	9,311	—	—	17,206
Total	$1,141,005	$1,129,178	$905,938	$526,925	$542,339	$1,594,048	$—	$—	$5,839,433

YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Equity lines
Pass/Watch	$—	$98	$—	$—	$—	$—	$227,502	$16,628	$244,228
Special Mention	—	3	—	—	—	—	—	—	3
Substandard	—	—	—	—	—	—	2,511	173	2,684
Total	$—	$101	$—	$—	$—	$—	$230,013	$16,801	$246,915

YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment and other loans
Pass/Watch	$5,114	$981	$3	$—	$—	$—	$—	$—	$6,098
Total	$5,114	$981	$3	$—	$—	$—	$—	$—	$6,098

YTD gross write-offs	$—	$15	$—	$—	$—	$—	$—	$—	$15
Total loans	$3,724,618	$3,581,730	$3,052,314	$1,588,314	$1,686,965	$3,571,544	$2,306,710	$25,225	$19,537,420
Total YTD gross write-offs	$—	$992	$1,520	$384	$4,641	$14,429	$1,520	$—	$23,486

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

	Loans Amortized Cost Basis by Origination Year
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$488,748	$446,647	$180,226	$119,355	$107,896	$106,649	$1,753,509	$6,560	$3,209,590
Special Mention	1,212	4,696	2,818	68	308	4,354	41,110	—	54,566
Substandard	25	12,750	342	4,859	2,766	6,985	22,084	133	49,944
Doubtful	—	—	—	1,504	2,185	—	234	—	3,923
Total	$489,985	$464,093	$183,386	$125,786	$113,155	$117,988	$1,816,937	$6,693	$3,318,023

YTD gross write-offs	$96	$587	$120	$71	$1,786	$360	$202	$—	$3,222

Construction loans
Pass/Watch	$99,798	$264,197	$113,312	$20,479	$3,067	$—	$—	$—	$500,853
Special Mention	—	360	9,449	11,643	22,945	—	—	—	44,397
Substandard	—	—	—	1,736	9,309	—	—	—	11,045
Total	$99,798	$264,557	$122,761	$33,858	$35,321	$—	$—	$—	$556,295

YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate loans
Pass/Watch	$2,087,650	$1,728,607	$975,953	$1,094,505	$908,748	$1,420,982	$178,116	$—	$8,394,561
Special Mention	22,150	57,015	25,593	32,119	17,999	63,782	1,600	—	220,258
Substandard	12,320	7,861	14,392	19,972	34,899	81,844	2,631	—	173,919
Total	$2,122,120	$1,793,483	$1,015,938	$1,146,596	$961,646	$1,566,608	$182,347	$—	$8,788,738

YTD gross write-offs	$—	$—	$—	$—	$2,152	$—	$—	$—	$2,152
Residential mortgage loans
Pass/Watch	$1,228,391	$964,799	$580,990	$600,786	$417,565	$1,444,320	$—	$—	$5,236,851
Special Mention	—	—	33	—	752	905	—	—	1,690
Substandard	206	762	2,028	1,966	1,799	8,785	—	—	15,546
Total	$1,228,597	$965,561	$583,051	$602,752	$420,116	$1,454,010	$—	$—	$5,254,087

YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Equity lines
Pass/Watch	$731	$—	$—	$—	$—	$—	$302,825	$21,460	$325,016
Special Mention	5	—	—	—	—	—	—	—	5
Substandard	12	—	—	—	—	—	1,043	220	1,275
Total	$748	$—	$—	$—	$—	$—	$303,868	$21,680	$326,296

YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment and other loans
Pass/Watch	$1,792	$2,152	$—	$—	$—	$—	$—	$—	$3,944
Total	$1,792	$2,152	$—	$—	$—	$—	$—	$—	$3,944

YTD gross write-offs	$116	$—	$—	$—	$—	$—	$—	$—	$116
Total loans	$3,943,040	$3,489,846	$1,905,136	$1,908,992	$1,530,238	$3,138,606	$2,303,152	$28,373	$18,247,383
Total YTD gross write-offs	$212	$587	$120	$71	$3,938	$360	$202	$—	$5,490

Revolving loans that are converted to term loans presented in the table above are excluded from the term loans by vintage year columns.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2023, and 2022. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

			Commercial	Residential	Installment
	Commercial	Construction	Real Estate	Mortgage	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
Allowance for loan losses	(In thousands)
2021 Ending Balance	$43,394	$6,302	$61,081	$25,379	$1	$136,157
Provision/(reversal) for expected credit losses	6,798	4,109	9,079	(7,221)	148	12,913
Charge-offs	(3,222)	—	(2,152)	—	(116)	(5,490)
Recoveries	2,465	6	358	74	2	2,905
Net (Charge-offs)/Recoveries	$(757)	$6	$(1,794)	$74	$(114)	$(2,585)

2022 Ending Balance	$49,435	$10,417	$68,366	$18,232	$35	$146,485
Provision/(reversal) for expected credit losses	15,275	1,984	8,570	(177)	3	25,655
Charge-offs	(13,909)	(4,221)	(5,341)	—	(15)	(23,486)
Recoveries	2,990	—	2,833	85	—	5,908
Net (Charge-offs)/Recoveries	$(10,919)	$(4,221)	$(2,508)	$85	$(15)	$(17,578)

2023 Ending Balance	$53,791	$8,180	$74,428	$18,140	$23	$154,562

Allowance for unfunded credit commitments, 2021 Ending Balance	$3,725	$3,375	$—	$—	$—	$7,100
Provision for expected credit losses	1,115	515	—	—	—	1,630
Allowance for unfunded credit commitments 2022 Ending Balance	$4,840	$3,890	$—	$—	$—	$8,730
Provision/(reversal) for expected credit losses	2,048	(1,725)	—	—	—	323
Allowance for unfunded credit commitments 2023 Ending Balance	$6,888	$2,165	$—	$—	$—	$9,053

Residential mortgage loans in process of formal foreclosure proceedings were $242 thousand as of December 31, 2023, and $456 thousand as of December 31, 2022.

6.         Investments in Affordable Housing and Alternative Energy Partnerships

The Company holds ownership interests in a number of limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States and alternative energy partnerships that qualify for energy tax credits. The Company evaluates its interests in these partnerships to determine whether they meet the definition of a Variable Interest Entity (“VIE”) and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company's involvement with the VIE. While the Company has determined that its interests in these entities meet the definition of a variable interest in accordance with ASC 810, the Company has determined that the Company is not the primary beneficiary in all but eleven of these partnerships because the Company does not have the power to direct the activities that most significantly impact the economic performance of the entities including operational and credit risk management activities.  As the Company is not the primary beneficiary, the Company did not consolidate the entities.

The investment in these entities approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $315.7 million and $327.1 million as of December 31, 2023, and 2022, respectively.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The Company’s investments in these partnerships, net, are presented in the table below:

	As of December 31,
	2023	2022
	(In thousands)
Investments in affordable housing partnerships, net	$295,740	$289,920
Other borrowings for affordable housing limited partnerships	$15,787	$22,600
Investments in affordable housing and alternative energy partnerships, unfunded commitments	$106,452	$133,491
Investments in alternative energy tax credit partnerships, net	$19,943	$37,208

As of December 31, 2023, eleven of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s Consolidated Financial Statements increased total assets and liabilities by $25.3 million as of December 31, 2023, and by $31.3 million as of December 31, 2022. Recourse in other borrowings for affordable housing limited partnerships is limited to the assets of the limited partnerships. Investments in alternative energy partnerships were $19.9 million and $37.2 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, $6.4 million and $25.4 million, respectively, of this investment were in an escrow account with a major bank. Unfunded commitments for affordable housing limited partnerships and alternative energy tax credit partnerships were recorded under other liabilities.

As of December 31, 2023, the Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships, net, are estimated to be paid as follows:

Amount
Year Ending December 31,	(In thousands)
2024	$49,810
2025	$34,871
2026	$15,194
2027	$1,400
2028	$1,019
Thereafter	$4,158
Total unfunded commitments	$106,452

Each of the partnerships must meet regulatory requirements for affordable housing and alternative energy projects, including long-term minimum compliance periods (such as a 15-year minimum compliance period for certain affordable housing tax credits) to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining tax credits to be utilized over a multiple-year period are $249.6 million for Federal and $6.2 million for state as of December 31, 2023. The possible inability to realize these tax credits and other returns from our investments in these partnerships can have a negative impact on our financial results. The risk of not being able to realize the tax credits and other returns depends on many factors, including changes in the applicable provisions of the tax code, the ability of the projects to be completed and properly managed and other factors that are outside of our control.  Losses in excess of the Bank’s investment in three limited partnerships have not been recorded in the Company’s Consolidated Financial Statements because the Company had fully satisfied all capital commitments required under the respective limited partnership agreements. In 2023 and 2022, non-interest expense included $7.7 million and $6.2 million in impairment charges for investments in low-income housing partnerships.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table summarizes the Company’s usage of affordable housing and other tax credits including energy tax credits.

	As of December 31,
	2023	2022	2021
	(In thousands)
Affordable housing and other tax credits recognized	$32,395	$29,524	$26,459
Alternative energy tax credits recognized	$41,320	$4,707	$6,337

7.         Premises and Equipment

Premises and equipment consisted of the following as of December 31, 2023, and December 31, 2022:

	As of December 31,
	2023	2022
	(In thousands)
Land and land improvements	$42,566	$42,566
Building and building improvements	81,796	81,613
Furniture, fixtures and equipment	68,371	65,872
Leasehold improvement	18,056	18,009
Construction in process	941	375
	211,730	208,435
Less: Accumulated depreciation	120,633	113,659
Premises and equipment, net	$91,097	$94,776

The amount of depreciation included in operating expense was $7.1 million, $8.0 million and $7.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

8.         Goodwill and Other Intangible Assets

Goodwill.  Total goodwill was $375.7 million as of December 31, 2023 and 2022.  Additional information pertaining to the Company’s accounting policy for goodwill is summarized in Note 1 — Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets. The Company completed its annual goodwill impairment testing and additionally reviewed the macroeconomic conditions on its business performance and market capitalization and concluded that goodwill was not impaired as of December 31, 2023 and 2022.

Core Deposit Intangibles.  As a result of the acquisition of HSBC’s West Coast mass retail market consumer banking business and retail business banking business, the Company added core deposit intangibles of $3.1 million in 2022.  The following table presents the gross carrying amount and accumulated amortization of core deposits intangible assets as of December 31, 2023 and 2022:

	December 31,
	2023	2022
	(In thousands)
Gross balance	$10,562	$10,562
Accumulated amortization	(5,291)	(4,291)
Impairment	(1,227)	(918)
Net carrying balance	$4,044	$5,353

There were $1.2 million and $918 thousand in impairment write-downs on core deposit intangibles for the year ended December 31, 2023 and 2022, respectively, included in amortization of core deposit intangibles on the Consolidated Statements of Operations and Comprehensive Income. No impairment write-downs were recorded on core deposit intangibles for the years ended December 31, 2021.

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $1.3 million, $1.9 million and $687 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.

Amount
(In thousands)
2024	$1,001
2025	$947
2026	$870
2027	$870
thereafter	$356
Total	$4,044

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

9.         Deposits

The following table displays deposit balances as of December 31, 2023, and December 31, 2022:

	As of December 31,
	2023	2022
	(In thousands)
Deposits
Non-interest-bearing demand deposits	$3,529,018	$4,168,989
Interest bearing demand deposits	2,370,685	2,509,736
Money market deposits	3,049,754	3,812,724
Savings deposits	1,039,203	1,000,460
Time deposits	9,336,787	7,013,370
Total deposits	$19,325,447	$18,505,279

Time deposits outstanding as of December 31, 2023, mature as follows.

	Expected Maturity Date at December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
	(In thousands)
Time deposits	$9,312,877	$18,429	$3,203	$2,230	$23	$25	$9,336,787

Accrued interest payable on client deposits was $28.6 million, $13.2 million, and $1.7 million as of December 31, 2023, 2022 and 2021, respectively. The following table summarizes the interest expense on deposits by account type for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Interest bearing demand	$40,952	$8,176	$2,249
Money market accounts	86,097	39,913	18,241
Saving accounts	8,916	853	769
Time deposits	331,997	56,354	40,542
Total	$467,962	$105,296	$61,801

The aggregate amount of domestic time deposits in denominations that meet or exceed the current FDIC insurance limit of $250 thousand was $5.30 billion and $4.10 billion as of December 31, 2023, and 2022, respectively. Foreign offices’ time deposits of $174.2 million and $128.6 million as of December 31, 2023, and 2022, respectively, were in denominations of greater than $250 thousand.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

10.         Borrowed Funds

There were no outstanding securities sold or entered into under agreements to repurchase at December 31, 2023,  2022 and 2021.

Securities sold under agreements to repurchase, if any, are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold.

As of December 31, 2023, there were no over-night borrowings from the FHLB in 2023 and $150.0 million in over-night borrowings from the FHLB at a rate of 4.65% in 2022. As of December 31, 2023, all  advances from the FHLB were $540.0 million at a weighted average rate of 5.64% and $335.0 million at a weighted average rate of 4.54% as of December 31, 2022. As of December 31, 2023, final maturity for the FHLB advances were $525.0 million that will mature in January 2024 and $15.0 million that will mature in September 2024. Our unused borrowing capacity from the Federal Home Loan Bank as of December 31, 2023 was $6.60 billion and unpledged securities at December 31, 2023 was $1.47 billion.

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

The balance of deferred bonuses was $2.4 million and $2.3 million at December 31, 2023, and 2022, respectively. Accrued interest of deferred bonuses were $122 thousand during 2023, $116 thousand during 2022, and $110 thousand during 2021.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

As of December 31, 2023 and 2022, Junior Subordinated Notes totaled $119.1 million, with a weighted average interest rate of 7.54% and 4.01%, respectively.  The Junior Subordinated Notes have a stated maturity term of 30 years. Interest expense on the Junior Subordinated Notes was $6.5 million, $5.5 million, and $5.8 million for years ended December 31, 2023, 2022 and 2021, respectively. Included in the 2022 and 2023 interest expense is the amortization of the gain on cash flow interest rate swaps, early terminated in 2022.

11.         Capital Resources

Total equity was $2.74 billion as of December 31, 2023, an increase of $262.5 million, or 10.6%, from $2.47 billion at December 31, 2022, primarily due to net income of $354.1 million, other comprehensive income of $16.9 million, stock based compensation of $7.0 million, proceeds from dividend reinvestment of $3.5 million, stock issued to directors of $0.9 million, offset by common stock cash dividends of $98.6 million, purchases of treasury stock of $16.7 million, and shares withheld related to net share settlement of RSU’s of $4.5 million. . The Company paid cash dividends of $1.36 per common share in 2023, $1.36 per common share in 2022, and $1.27 per common share in 2021.

On May 26th, 2022, the Board of Directors approved a stock repurchase program to buy back up to $125.0 million of the Company’s common stock. Under this program, the Company repurchased 2,522,538 shares for $108.4 million at an average cost of $42.98 for the year. During 2022, the Company repurchased 3,227,465 shares in total for approximately $141.3 million at an average cost of $43.79.

On February 21, 2023, the Company completed its May 2022 stock buyback program by repurchasing 375,090 shares at an average cost of $44.20 in the first quarter of 2023, for a total of $16.6 million.

The five special purpose trusts established for the purpose of issuing the Capital Securities are considered variable interest entities.  Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the Consolidated Financial Statements of the Company. The Junior Subordinated Notes, all of which were issued before May 19, 2010, are currently included in the Tier 2 capital of the Bancorp for regulatory capital purposes.  Under the Dodd-Frank Act, trust preferred securities issued before May 19, 2010, by bank holding companies with assets of less than $15.0 billion as of December 31, 2009, continue to qualify for Tier 1 capital treatment. As of December 31, 2023, and 2022, the Company’s assets exceeded the $15.0 billion threshold and, as a result, the Junior Subordinated Notes no longer qualify as Tier 1 capital for regulatory reporting purposes.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The table below summarizes the outstanding Junior Subordinated Notes issued by the Company to each trust as of December 31, 2023 and 2022:

As of December 31, 2023
		Principal	Not		Annualized	Current	Date of	Payable/
	Issuance	Balance of	Redeemable	Stated	Coupon	Interest	Rate	Distribution
Trust Name	Date	Notes	Until	Maturity	Rate	Rate	Change	Date
(Dollars in thousands)
Cathay Capital Trust I	June 26,	$20,619	June 30,	June 30,	3-month	8.81%	December 29,	March 30
	2003		2008	2033	SOFR		2023	June 30
					+ 3.15%			September 30
					+ 0.26161%			December 30

Cathay Statutory Trust I	September 17,	20,619	September 17,	September 17,	3-month	8.67%	December 17,	March 17
	2003		2008	2033	SOFR		2023	June 17
					+ 3.00%			September 17
					+ 0.26161%			December 17

Cathay Capital Trust II	December 30,	12,887	March 30,	March 30,	3-month	8.56%	December 29,	March 30
	2003		2009	2034	SOFR		2023	June 30
					+ 2.90%			September 30
					+ 0.26161%			December 30

Cathay Capital Trust III	March 28,	46,392	June 15,	June 15,	3-month	7.15%	December 14,	March 15
	2007		2012	2037	SOFR		2023	June 15
					+ 1.48%			September 15
					+ 0.26161%			December 15

Cathay Capital Trust IV	May 31,	18,619	September 6,	September 6,	3-month	7.06%	December 5,	March 6
	2007		2012	2037	SOFR		2023	June 6
					+ 1.40%			September 6
Total Junior Subordinated Notes		$119,136

As of December 31, 2022
		Principal	Not		Annualized	Current	Date of	Payable/
	Issuance	Balance of	Redeemable	Stated	Coupon	Interest	Rate	Distribution
Trust Name	Date	Notes	Until	Maturity	Rate	Rate	Change	Date
(Dollars in thousands)
Cathay Capital Trust I	June 26,	$20,619	June 30,	June 30,	3-month	6.82%	December 29,	March 30
	2003		2008	2033	LIBOR		2022	June 30
					+ 3.15%			September 30
								December 30
Cathay Statutory Trust I	September 17,	20,619	September 17,	September 17,	3-month	6.53%	December 18,	March 17
	2003		2008	2033	LIBOR		2022	June 17
					+ 3.00%			September 17
								December 17
Cathay Capital Trust II	December 30,	12,887	March 30,	March 30,	3-month	6.57%	December 29,	March 30
	2003		2009	2034	LIBOR		2022	June 30
					+ 2.90%			September 30
								December 30
Cathay Capital Trust III	March 28,	46,392	June 15,	June 15,	3-month	4.77%	December 14,	March 15
	2007		2012	2037	LIBOR		2022	June 15
					+ 1.48%			September 15
								December 15
Cathay Capital Trust IV	May 31,	18,619	September 6,	September 6,	3-month	4.54%	December 5,	March 6
	2007		2012	2037	LIBOR		2022	June 6
					+ 1.4%			September 6
								December 6
Total Junior Subordinated Notes		$119,136

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

12.         Income Taxes

For the years ended December 31, 2023, 2022, and 2021, the current and deferred amounts of the income tax expense are summarized as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Current:
Federal	$5,428	$57,029	$29,955
State	48,812	56,953	44,416
Total Current	$54,240	$113,982	$74,371

Deferred:
Federal	$(1,676)	$(1,776)	$5,986
State	(3,106)	(312)	3,182
Total Deferred	$(4,782)	$(2,088)	$9,168

Total income tax expense	$49,458	$111,894	$83,539

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes. Net deferred tax assets as of December 31, 2023 and 2022, are included in other assets in the accompanying Consolidated Balance Sheets and are as follows:

	As of December 31,
	2023	2022
	(In thousands)
Deferred Tax Assets
Loan loss allowance	$50,126	$47,673
Accrual for bonuses	4,636	2,591
Non-accrual interest	2,164	1,572
Write-down on equity securities and venture capital investments	2,018	1,975
Depreciation and amortization	765	—
State tax	5,693	6,251
Unrealized loss on securities available-for-sale, net	31,728	40,400
Tax credits carried forward	9,136	9,136
Net operating loss carried forward	3,787	5,916
Other, net	7,632	4,711
Gross deferred tax assets	$117,685	$120,225

Deferred Tax Liabilities
Deferred loan costs	$(9,687)	$(10,025)
Depreciation and amortization	—	(2,856)
Unrealized gain on interest rate swaps	(838)	(1,364)
Unrealized gain on equity securities	(4,863)	—
Dividends on Federal Home Loan Bank common stock	(977)	(981)
Other, net	(3,916)	(3,506)
Gross deferred tax liabilities	$(20,281)	$(18,732)
Net deferred tax assets	$97,404	$101,493

Amounts for the current year are based upon estimates and assumptions and could vary from amounts shown on the tax returns as filed.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

As of December 31, 2023, the Company’s gross net operating loss (“NOL”) carryovers, all of which are subject to limitation under Section 382 of the Internal Revenue Code, totaled approximately $2.3 million for which a deferred tax asset of $0.5 million has been recorded reflecting the expected benefit of these federal NOL carryovers. At December 31, 2023, the Company has California NOL carryovers of $33.5 million for which a California deferred tax asset of $3.3 million has been recorded reflecting the expected benefit of these California NOL carryovers.  The annual IRC Section 382 limitation is $10.2 million per year until 2021 and decreases to $8.8 million in 2022 and $7.3 million per year thereafter. If not utilized, a portion of the Company’s federal and state NOL’s will begin to expire in 2030. At December 31, 2023, the Company’s federal tax credit carryovers and AMT tax credit carryovers total $7.5 million and $1.0 million, respectively.  If not utilized, the federal tax credit carryovers will begin to expire in 2028.  The AMT tax credit carryovers can be carried forward indefinitely.

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

The Company had current income tax receivables of $33.7 million as of December 31, 2023, and $16.7 million as of December 31, 2022. The Company had $15.9 million of tax credits generated in 2023 that will be credited back to 2022. Current income tax receivable is included in other assets in the accompanying Consolidated Balance Sheets.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2020 and by the California Franchise Tax Board back to 2019.  The Company is currently under audit by the California Franchise Tax Board for 2020.  It is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

Income tax expense results in effective tax rates that differ from the statutory federal income tax rate for the years indicated as follows:

	Year Ended December 31,
	2023		2022		2021
	(Dollars in thousands)
Tax provision at Federal statutory rate	$84,752	21.0%	$99,233	21.0%	$80,187	21.0%
State income taxes, net of Federal income tax benefit	36,107	9.0	44,837	9.5	37,602	9.8
Excess deduction for stock option and RSUs	(586)	(0.1)	(140)	—	(20)	—
Low income housing and other tax credits	(73,715)	(18.3)	(34,231)	(7.2)	(32,795)	(8.6)
Other, net	2,900	0.7	2,195	0.4	(1,435)	(0.3)
Total income tax expense	$49,458	12.3%	$111,894	23.7%	$83,539	21.9%

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

Under California banking law, the Bank may not, without regulatory approval, pay a cash dividend that exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period.  Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2023, is restricted to approximately $420.4 million. The amount of retained earnings available for cash dividends is restricted to approximately $296.2 million for December 31,2022.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the years ended December 31, 2023, and 2022 was as follows:

	2023			2022
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
Beginning balance, loss, net of tax	(In thousands)
Securities available-for-sale			$(104,832)			$211
Cash flow hedge derivatives			2,537			(3,276)
Total			$(102,295)			$(3,065)

Net unrealized gains/(losses) arising during the period
Securities available-for-sale	$24,315	$7,786	$16,529	$(149,124)	$(44,081)	$(105,043)
Cash flow hedge derivatives	(2,503)	(740)	(1,763)	10,864	3,211	7,653
Total	21,812	7,046	14,766	(138,260)	(40,870)	(97,390)

Reclassification adjustment for net gains/(losses) in net income
Securities available-for-sale	3,000	887	2,113	—	—	—
Cash flow hedge derivatives	—	—	—	(2,612)	(772)	(1,840)
Total	3,000	887	2,113	(2,612)	(772)	(1,840)

Total other comprehensive income/(loss)
Securities available-for-sale	27,315	8,673	18,642	(149,124)	(44,081)	(105,043)
Cash flow hedge derivatives	(2,503)	(740)	(1,763)	8,252	2,439	5,813
Total	$24,812	$7,933	$16,879	$(140,872)	$(41,642)	$(99,230)
Ending balance, gain/(loss), net of tax
Securities available-for-sale			$(86,190)			$(104,832)
Cash flow hedge derivatives			774			2,537
Total			$(85,416)			$(102,295)

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	Year Ended December 31,
	2023			2022			2021
			Per			Per			Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except shares and per share data)

Net income	$354,124			$360,642			$298,304
Basic EPS, income	$354,124	72,573,025	$4.88	$360,642	74,337,265	$4.85	$298,304	78,268,369	$3.81

Effect of dilutive stock options and RSU		289,603			327,470			302,269

Diluted EPS, income	$354,124	72,862,628	$4.86	$360,642	74,664,735	$4.83	$298,304	78,570,638	$3.80

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Financial instruments for which contract amounts represent the amount of credit risk include the following:

	As of December 31,
	2023	2022
	(In thousands)
Commitments to extend credit	$3,808,619	$3,630,304
Standby letters of credit	368,618	315,821
Commercial letters of credit	11,308	29,416
Total	$4,188,545	$3,975,541

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

As of December 31, 2023, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

As of December 31, 2023, commitments to extend credit of $3.81 billion include commitments to fund fixed rate loans of $130.3 million and adjustable-rate loans of $3.69 billion. As of December 31, 2022 commitments to extend credit of $3.63 billion and included commitments to fund fixed rate loans of $93.1 million and adjustable-rate loans of $3.54 billion.

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

ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term. The Company uses its incremental borrowing rate to determine the present value of its lease liabilities. The Company has elected to not separate lease and non-lease components. The Company has also elected not to recognize a ROU asset and lease liability for leases with original lease term of 12 months or less (short-term leases). The Company does not possess any leases that have variable lease payments or residual value guarantees as of December 31, 2023 and 2022.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table represents the operating lease amounts reported on the Consolidated Balance Sheets and other supplemental information as of December 31, 2023, and December 31, 2022:

	December 31, 2023	December 31, 2022
	(Dollars in millions)
Operating Leases:
ROU assets	$32.1	$29.6
Lease liabilities	$34.8	$32.5

Weighted-average remaining lease term (in years)	4.1	4.0
Weighted-average discount rate	3.8%	2.9%

Operating cash flows from operating leases	$11.4	$11.4
ROU assets obtained in exchange for lease obligations	$12.6	$5.9

Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $12.8 million, $13.1 million and $11.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, and includes short-term leases that were immaterial.

The following table presents a maturity analysis of the Company’s operating lease liabilities as of  December 31, 2023:

As of December 31, 2023
Operating Leases
(In thousands)
2024	$10,800
2025	8,960
2026	7,297
2027	5,238
2028	3,916
Thereafter	1,403
Total lease payments	$37,614
Less amount of payment representing interest	(2,817)
Total present value of lease payments	$34,797

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

The Company offers various interest rate derivative contracts to its clients. When derivative transactions are executed with its clients, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with clients throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements. As of December 31, 2023 and 2022, the Company had outstanding interest rate derivative contracts with certain clients and third-party financial institutions with a notional amount of $650.9 million and $595.4 million, respectively, with a fair value of $38.6 million and $50.0 million, respectively, for both clients and third-party financial institutions.  As of December 31, 2022, the notional amount of $205.6 million of interest rate swaps cleared through the CCP.

In May 2014, the Bancorp entered into interest rate swap contracts with the notional amount of $119.1 million for a period of ten years.  The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on the Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Company early terminated these cash flow derivative swaps in 2022 and realized a gain of $4.0 million for the year ended December 31, 2022 and is recognizing the amount as a reduction of long-term debt interest expense over the remaining life of the swaps on a straight-line basis.  As of December 31, 2022, the ineffective portion of these interest rates swaps was not significant. The periodic net settlement of the interest rate swaps included in interest expense was a net gain of $772 thousand as of December 31, 2022.

As of December 31, 2023 and 2022, the Bank’s outstanding fair value interest rate swap contracts matched to individual fixed-rate commercial real estate loans had a notional amount of $88.5 million and $204.3 million with a fair value of $4.2 million and $6.6 million, respectively, and for various terms from three to ten years.   These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan.  As of December 31, 2023, and 2022, the ineffective portion of these interest rate swaps was not significant.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The Company has designated as a partial-term hedging election $1.07 billion and $669.7 million notional with a fair value of $3.8 million and $32.0 million as last-of-layer hedge on pools of loans with a notational value of $1.78 billion and $1.21 billion as of December 31, 2023 and 2022, respectively.  The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month Term SOFR interest rate swap to convert the last-of-layer $1.07 billion portion of a $1.78 billion fixed rate loan tranche in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranche. As of December 31, 2023 and 2022, the last-of-layer loan tranche had a fair value basis adjustment of $2.0 million and $31.0 million, respectively.  The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

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

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of December 31, 2023, and December 31, 2022, were as follows:

	December 31, 2023	December 31, 2022
Fair value swap hedges:	($ in thousands)
Notional	$1,156,007	$874,034
Weighted average fixed rate-pay	2.01%	2.12%
Weighted average variable rate spread	0.32%	0.68%
Weighted average variable rate-received	5.41%	2.61%

Net gain/(loss) (1)	$7,935	$38,589

	Year ended
	December 31, 2023	December 31, 2022
Periodic net settlement of SWAPs (2)	$29,514	$3,107

(1)-the amount is included in other non-interest income.
(2)-the amount of periodic net settlement of interest rate swaps was included in interest income.

Included in the total notional amount of $1.16 billion and $874.0 million of the fair value interest rate contracts entered into with financial counterparties as of December 31, 2023 and 2022, was a notional amount of $846.9 million and $449.3 million of interest rate swaps that cleared through the CCP, respectively. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $257 thousand and $25.8 million as of December 31, 2023 and 2022, respectively.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of December 31, 2023, and December 31, 2022, were as follows:

Derivative financial instruments	December 31, 2023	December 31, 2022
not designated as hedging instruments:	(In thousands)
Notional amounts:
Option contracts	$—	$—
Forward, and swap contracts with positive fair value	$775,324	$668,422
Forward, and swap contracts with negative fair value	$752,250	$765,639
Fair value:
Forward, and swap contracts with positive fair value	$39,010	$50,467
Forward, and swap contracts with negative fair value	$(38,807)	$(50,962)

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2023, and at December 31, 2022:

As of December 31, 2023	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)
Securities available-for-sale
U.S. Treasury securities	$495,300	$—	$—	$495,300
U.S. government agency entities	—	48,169	—	48,169
U.S. government sponsored entities	—	—	—	—
Mortgage-backed securities	—	786,723	—	786,723
Collateralized mortgage obligations	—	28,044	—	28,044
Corporate debt securities	—	246,334	—	246,334
Total securities available-for-sale	495,300	1,109,270	—	1,604,570

Equity securities
Mutual funds	5,585	—	—	5,585
Preferred stock of government sponsored entities	1,821	—	—	1,821
Other equity securities	33,000	—	—	33,000
Total equity securities	40,406	—	—	40,406
Warrants	—	—	—	—
Interest rate swaps	—	54,268	—	54,268
Foreign exchange contracts		379	—	379
Total assets	$535,706	$1,163,917	$—	$1,699,623

Liabilities
Interest rate swaps	$—	$45,762	$—	$45,762
Foreign exchange contracts	—	175	—	175
Total liabilities	$—	$45,937	$—	$45,937

As of December 31, 2022	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)
Securities available-for-sale
U.S. Treasury securities	$240,500	$—	$—	$240,500
U.S. government agency entities	—	63,610	—	63,610
U.S. government sponsored entities	—	30,000	—	30,000
Mortgage-backed securities	—	867,094	—	867,094
Collateralized mortgage obligations	—	31,061	—	31,061
Corporate debt securities	—	241,083	—	241,083
Total securities available-for-sale	240,500	1,232,848	—	1,473,348

Equity securities
Mutual funds	5,509	—	—	5,509
Preferred stock of government sponsored entities	1,289	—	—	1,289
Other equity securities	15,360	—	—	15,360
Total equity securities	22,158	—	—	22,158
Warrants	—	—	50	50
Interest rate swaps	—	44,443	—	44,443
Foreign exchange contracts	—	448	—	448
Total assets	$262,658	$1,277,739	$50	$1,540,447

Liabilities
Interest rate swaps	$—	$51,864	$—	$51,864
Foreign exchange contracts	—	942	—	942
Total liabilities	$—	$52,806	$—	$52,806

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Assets measured at estimated fair value on a non-recurring basis.

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the year ended December 31, 2023, and December 31, 2022, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Consolidated Balance Sheets as of December 31, 2023, and 2022, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at December 31, 2023, and at December 31, 2022, and the total losses for the periods indicated:

	As of December 31, 2023				Total Losses
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2023	December 31, 2022
Assets	(In thousands)

Non-accrual loans by type:
Commercial loans	$—	$—	$191	$191	$—	$1,786
Commercial real estate loans	—	—	6,882	6,882	4,069	2,091
Total non-accrual loans	—	—	7,073	7,073	4,069	3,877
Other real estate owned (1)	—	—	20,446	20,446	—	—
Investments in venture capital	—	—	237	237	227	268
Total assets	$—	$—	$27,756	$27,756	$4,296	$4,145

(1) Other real estate owned balance of $19.4 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2022				Total Losses
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2022	December 31, 2021
Assets	(In thousands)

Non-accrual loans by type:
Commercial loans	$—	$—	$12,950	$12,950	$1,786	$1,012
Commercial real estate loans	—	—	32,205	32,205	2,091	—
Residential mortgage and equity lines	—	—	8,978	8,978	—	—
Installment and other loans	—	—	8	8	—	—
Total non-accrual loans	—	—	54,141	54,141	3,877	1,012
Other real estate owned (1)	—	—	4,328	4,328	—	17
Investments in venture capital	—	—	689	689	268	143
Total assets	$—	$—	$59,158	$59,158	$4,145	$1,172

(1) Other real estate owned balance of $4.1 million in the Consolidated Balance Sheets is net of estimated disposal costs.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent individually evaluated loans was primarily based on the appraised value of collateral adjusted by estimated sales cost and commissions.  The Company generally obtains new appraisal reports every twelve months as appropriate.  As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. In the current year, the Company used borrower specific collateral discounts with various discount levels.

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

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are the expected life of warrant ranging from one to six years, risk-free interest rate from 4.25% to 5.11%, and stock volatility of the Company from 20.14% to 27.69% as of December 31, 2022. There were no warrants outstanding as of December 31, 2023.

Fair value is estimated in accordance with ASC Topic 825.  Fair value estimates are made at specific points in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument.    Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involved uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	December 31, 2023		December 31, 2022
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$173,988	$173,988	$195,440	$195,440
Short-term investments	654,813	654,813	966,962	966,962
Securities available-for-sale	1,604,570	1,604,570	1,473,348	1,473,348
Loans, net	19,382,858	19,605,152	18,100,898	17,944,588
Equity securities	40,406	40,406	22,158	22,158
Investment in Federal Home Loan Bank stock	17,746	17,746	17,250	17,250
Warrants	—	—	50	50

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$124,452	$379	$72,996	$448
Interest rate swaps	1,406,879	54,268	817,615	44,443

Financial Liabilities	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Deposits	$19,325,447	$19,347,070	$18,505,279	$18,572,387
Advances from Federal Home Loan Bank	540,000	536,996	485,000	482,737
Other borrowings	15,787	13,978	22,600	18,385
Long-term debt	119,136	72,304	119,136	68,231

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	101,378	175	170,213	942
Interest rate swaps	1,078,880	45,762	595,426	51,864

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,808,620	$(14,344)	$3,630,304	$(14,797)
Standby letters of credit	368,618	(2,821)	315,821	(2,738)
Other letters of credit	11,308	(10)	29,416	(33)

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following tables present the level in the fair value hierarchy for the estimated fair values of certain financial instruments as of December 31, 2023, and December 31, 2022.

	As of December 31, 2023
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$173,988	$173,988	$—	$—
Short-term investments	654,813	654,813	—	—
Loans, net	19,605,152	—	—	19,605,152
Equity securities	40,406	40,406	—	—
Investment in Federal Home Loan Bank stock	17,746	—	17,746	—
Warrants	—	—	—	—
Financial Liabilities
Deposits	19,347,070	—	—	19,347,070
Advances from Federal Home Loan Bank	536,996	—	536,996	—
Other borrowings	13,978	—	—	13,978
Long-term debt	72,304	—	72,304	—

	As of December 31, 2022
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$195,440	$195,440	$—	$—
Short-term investments	966,962	966,962	—	—
Loans, net	17,944,588	—	—	17,944,588
Equity securities	22,158	22,158	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Warrants	50	—	—	50
Financial Liabilities
Deposits	18,572,387	—	—	18,572,387
Advances from Federal Home Loan Bank	482,737	—	482,737	—
Other borrowings	18,385	—	—	18,385
Long-term debt	68,231	—	68,231	—

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

18.         Revenue from Contracts with Clients

The Company’s revenue from contracts with clients consists primarily of service charges and fees related to deposit accounts and wealth management fees.

The following is a summary of revenue from contracts with clients that are in-scope and not in-scope under ASC 606:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$9,204	$9,394	$8,618
Wealth management fees	17,506	16,436	15,056
Other service fees(1)	17,202	16,349	15,400
Total in-scope non-interest income	43,912	42,179	39,074

Noninterest income, not in-scope(2)	24,380	14,635	15,529
Total non-interest income	$68,292	$56,814	$54,603

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

19.         Employee Benefit Plans

Employee Stock Ownership Plan. Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company can make annual contributions to a trust in the form of either cash or common stock of the Bancorp for the benefit of eligible employees.  Employees are eligible to participate in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for each of two consecutive years for salaried part-time employees. The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations.  The Company also pays for the administration of this plan and of the trust.  The Company has not made contributions to the trust since 2004 and does not expect to make any contributions in the future.  Effective June 17, 2004, the ESOP was amended to provide the participants the election either to reinvest the dividends on the Company stock allocated to their accounts or to have these dividends distributed to the participant.  The ESOP trust purchased 16,555 shares in 2023, 18,808 shares in 2022, and 18,338 shares in 2021, of the Bancorp’s common stock at an aggregate cost of $613 thousand in 2023, $814 thousand in 2022, and $781 thousand in 2021.  The distribution of benefits to participants totaled 33,554 shares in 2023, 29,363 shares in 2022, and 47,617 shares in 2021.  As of December 31, 2023, the ESOP owned 676,594 shares, or 0.93%, of the Company’s outstanding common stock.

401(k) Plan.  In 1997, the Board approved the Company’s 401(k) Profit Sharing Plan, which began on March 1, 1997. Salaried employees who have completed one month of service and have attained the age of 21 are eligible to participate.  Enrollment dates are on the first of each month. Participants may contribute up to 75% of their eligible compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code. Participants may change their contribution election on the enrollment dates. Effective October 1, 2022, the vesting schedule for the matching contribution is 0% for less than three years of service and 100% after three years of service.  Effective on June 1, 2018, the Company matches 100% on the first 5.0% of eligible compensation contributed per pay period by the participant, on the first day of the following month after 30 days of service. The Company’s contribution amounted to $4.5 million in 2023, $3.9 million in 2022, and $3.6 million in 2021. The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulations.  Participants may also borrow up to 50% of the vested amount, with a maximum of $50 thousand.  The minimum loan amount is $1 thousand.

Bank-Owned Life Insurance. As of December 31, 2023 and 2022, cash surrender value of bank-owned life insurance was $50.9 million and $49.9 million, respectively. The Bank is the beneficiary under the policy. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier and pay a fixed dollar amount to the beneficiary designated by the officer.

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

As of December 31, 2023, 1,456,944 shares were available under the 2005 Incentive Plan for future grants.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents RSU activity for 2023, 2022, and 2021:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2020	292,670	$33.37	302,802	$32.55
Granted	63,467	41.18	113,764	37.13
Vested	(96,869)	41.72	(76,292)	41.69
Forfeited	(23,324)	29.92	(7,768)	40.85
Balance at December 31, 2021	235,944	$32.38	332,506	$31.82
Granted	67,652	46.69	112,393	40.24
Vested	(89,386)	40.92	(81,934)	44.52
Forfeited	(12,151)	34.07	—	—
Balance at December 31, 2022	202,059	$33.29	362,965	$31.56
Granted	86,809	37.92	123,504	38.41
Vested	(92,075)	34.29	(136,808)	34.21
Forfeited	(2,404)	37.77	—	—
Balance at December 31, 2023	194,389	$34.83	349,661	$32.94

The compensation expense recorded for RSUs was $7.0 million in 2023, $7.0 million in 2022, and $6.0 million in 2021. Unrecognized stock-based compensation expense related to RSUs was $9.9 million and $9.0 million as of December 31, 2023, and 2022, respectively.  As of December 31, 2023, these costs are expected to be recognized over the next 1.9 years.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

21.         Condensed Financial Information of Cathay General Bancorp

The condensed financial information of the Bancorp as of December 31, 2023, and December 31, 2022, and for the years ended December 31, 2023, 2022 and 2021 is as follows:

Balance Sheets

	As of December 31,
	2023	2022
	(In thousands, except
	share and per share data)
Assets
Cash	$24,262	$14,902
Short-term certificates of deposit	335	334
Equity securities	34,441	16,360
Investment in Cathay Bank subsidiary	2,806,467	2,566,266
Investment in non-bank subsidiary	68	764
Other assets	3,896	4,385
Total assets	$2,869,469	$2,603,011
Liabilities
Junior subordinated debt	$119,136	$119,136
Other liabilities	13,758	9,835
Total liabilities	132,894	128,971
Commitments and contingencies	—	—
Stockholders' equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 91,392,480 issued and 72,668,927 outstanding at December 31, 2023, and 91,090,614 issued and 72,742,151 outstanding at December 31, 2022	914	911
Additional paid-in-capital	987,953	981,119
Accumulated other comprehensive loss, net	(85,416)	(102,295)
Retained earnings	2,500,341	2,244,855
Treasury stock, at cost (18,723,553 shares at December 31, 2023, and 18,348,463 shares at December 31, 2022)	(667,217)	(650,550)
Total equity	2,736,575	2,474,040
Total liabilities and equity	$2,869,469	$2,603,011

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Statements of Operations

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cash dividends from Cathay Bank	$134,000	$232,773	$230,000
Interest income	44	30	36
Interest expense	6,480	5,560	5,773
Non-interest Income	17,757	1,018	3,117
Non-interest expense	4,065	3,937	3,224
Income before income tax expense	141,256	224,324	224,156
Income tax expense/(benefit)	1,707	(2,885)	(1,810)
Income before undistributed earnings of subsidiaries	139,549	227,209	225,966
Undistributed earnings of subsidiary	214,575	133,433	72,338
Net income	$354,124	$360,642	$298,304

Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cash flows from Operating Activities
Net income	$354,124	$360,642	$298,304
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(214,575)	(133,433)	(72,338)
Gain on equity securities	(17,977)	(733)	(122)
Write-downs on venture capital and other investments	179	268	73
Loss/(gain) in fair value of warrants	50	(27)	—
Stock issued to directors as compensation	850	849	850
Net change in accrued interest receivable and other assets	5,216	(434)	1,918
Net change in other liabilities	(2,371)	8,531	4,934
Net cash provided by operating activities	125,496	235,663	233,619

Cash flows from Investment Activities
Venture capital and other investments	168	(5)	357
Net cash (used)/provided by investment activities	168	(5)	357

Cash flows from Financing Activities
Cash dividends paid	(98,638)	(100,955)	(99,322)
Proceeds from shares issued under the Dividend Reinvestment Plan	3,491	3,720	3,563
Taxes paid related to net share settlement of RSUs	(4,490)	(2,905)	(2,632)
Purchase of treasury stock	(16,667)	(141,316)	(167,104)
Net cash used in financing activities	(116,304)	(241,456)	(265,495)
Increase/(decrease) in cash, cash equivalents and restricted cash	9,360	(5,798)	(31,519)
Cash, cash equivalents, and restricted cash, beginning of the year	14,902	20,700	52,219
Cash, cash equivalents, and restricted cash, end of the period	$24,262	$14,902	$20,700

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

22.         Dividend Reinvestment Plan

The Company has a Dividend Reinvestment Plan which allows for participants’ reinvestment of cash dividends and certain optional additional investments in the Bancorp’s common stock.  Shares issued under the plan and the consideration received were 93,182 shares for $3.5 million in 2023, 86,501 shares for $3.7 million in 2022, and 84,011 shares for $3.6 million in 2021.

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

The Federal Deposit Insurance Corporation has established five capital ratio categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A well-capitalized institution must have a common equity tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%.  As of December 31, 2023, and 2022, the Bank qualified as well capitalized under the regulatory framework for prompt corrective action.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The Bancorp’s and the Bank’s capital and leverage ratios as of December 31, 2023, and December 31, 2022, are presented in the tables below:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2023	(In thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,430,773	12.84	$1,325,277	7.00	$1,230,615	6.50
Cathay Bank	2,501,439	13.23	1,323,846	7.00	1,229,286	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,430,773	12.84	1,609,265	8.50	1,514,602	8.00
Cathay Bank	2,501,439	13.23	1,607,527	8.50	1,512,967	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,709,888	14.31	1,987,916	10.50	1,893,253	10.00
Cathay Bank	2,665,054	14.09	1,985,769	10.50	1,891,209	10.00

Leverage Ratio
Cathay General Bancorp	2,430,773	10.55	921,473	4.00	1,151,841	5.00
Cathay Bank	2,501,439	10.87	920,670	4.00	1,150,838	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2022	(In thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,182,066	12.21	$1,250,914	7.00	$1,161,563	6.50
Cathay Bank	2,276,830	12.75	1,250,461	7.00	1,161,142	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,182,066	12.21	1,518,967	8.50	1,429,616	8.00
Cathay Bank	2,276,830	12.75	1,518,417	8.50	1,429,098	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,452,781	13.73	1,876,371	10.50	1,787,020	10.00
Cathay Bank	2,432,045	13.61	1,875,691	10.50	1,786,373	10.00

Leverage Ratio
Cathay General Bancorp	2,182,066	10.08	865,470	4.00	1,081,838	5.00
Cathay Bank	2,276,830	10.53	864,918	4.00	1,081,148	5.00

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

Financial instruments that are eligible for offset in the Consolidated Balance Sheets, as of December 31, 2023, and December 31, 2022, are presented in the following tables:

				Gross Amounts Not
				Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
December 31, 2023	(In thousands)

Assets:
Derivatives	$54,268	$335	$53,933	$—	$44,860	$9,073

Liabilities:
Derivatives	$45,762	$—	$45,762	$—	$—	$45,762

December 31, 2022

Assets:
Derivatives	$90,451	$46,008	$44,443	$—	$42,930	$1,513

Liabilities:
Derivatives	$51,864	$—	$51,864	$—	$—	$51,864

25.         Subsequent Events

On February 15, 2024, the Company’s Board of Directors declared first quarter 2024 dividends for the Company’s common stock. The common stock cash dividend of $0.34 per share will be paid on March 11, 2024, to stockholders of record on February 28, 2024.

The Company has evaluated the effect of events that have occurred subsequent to December 31, 2023, through the date of issuance of the Consolidated Financial Statements. Based on this evaluation, the Company has determined none of these events would require recognition in the Consolidated Financial Statements or disclosure in the notes to the Consolidated Financial Statements.