Form 10-Q
period 2024-03-31
CATHAY GENERAL BANCORP
filed 2024-05-08
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number	001-31830

CATHAY GENERAL BANCORP

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CATY	Nasdaq Global Select Market

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

Common stock, $0.01 par value, 72,813,413 shares outstanding as of April 30, 2024.

    CATHAY GENERAL BANCORP AND SUBSIDIARIES

1ST QUARTER 2024 REPORT ON FORM 10-Q

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

These and other factors are further described in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023 (Item 1A in particular), other reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings Bancorp makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements. We have no intention and undertake no obligation to update any forward-looking statement or to announce publicly any revision of any forward-looking statement to reflect developments, events, occurrences or circumstances after the date of such statement, except as required by law.

Bancorp’s filings with the SEC are available at the website maintained by the SEC at http://www.sec.gov, or by request directed to Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attention: Investor Relations (626) 279-3296.

   PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$165,284	$173,988
Short-term investments and interest-bearing deposits	1,010,651	654,813
Securities available-for-sale (amortized cost of $1,783,915 at March 31, 2024 and $1,726,080 at December 31, 2023)	1,653,167	1,604,570
Loans held for sale	23,171	—
Loans held for investment	19,429,396	19,548,140
Less: Allowance for loan losses	(154,589)	(154,562)
Unamortized deferred loan fees, net	(11,737)	(10,720)
Loans held for investment, net	19,263,070	19,382,858
Equity securities	31,380	40,406
Federal Home Loan Bank stock	17,250	17,746
Other real estate owned, net	19,441	19,441
Affordable housing investments and alternative energy partnerships, net	330,912	315,683
Premises and equipment, net	90,454	91,097
Customers’ liability on acceptances	17,074	3,264
Accrued interest receivable	97,937	97,673
Goodwill	375,696	375,696
Other intangible assets, net	4,131	4,461
Right-of-use assets - operating leases	31,698	32,076
Other assets	273,487	267,762
Total assets	$23,404,803	$23,081,534

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$3,289,539	$3,529,018
Interest-bearing:
NOW deposits	2,331,486	2,370,685
Money market deposits	3,117,557	3,049,754
Savings deposits	1,039,144	1,039,203
Time deposits	10,068,533	9,336,787
Total deposits	19,846,259	19,325,447
Advances from the Federal Home Loan Bank	265,000	540,000
Other borrowings of affordable housing investments	17,557	15,787
Long-term debt	119,136	119,136
Acceptances outstanding	17,074	3,264
Lease liabilities - operating leases	34,325	34,797
Other liabilities	327,380	306,528
Total liabilities	20,626,731	20,344,959
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 91,411,744 issued and 72,688,191 outstanding at March 31, 2024, and 91,392,480 issued and 72,668,927 outstanding at December 31, 2023	914	914
Additional paid-in-capital	989,578	987,953
Accumulated other comprehensive loss, net	(92,279)	(85,416)
Retained earnings	2,547,068	2,500,341
Treasury stock, at cost (18,723,553 shares at March 31, 2024, and 18,723,553 shares at December 31, 2023)	(667,209)	(667,217)
Total stockholders' equity	2,778,072	2,736,575
Total liabilities and stockholders' equity	$23,404,803	$23,081,534

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable	$302,528	$261,179
Investment securities	14,951	11,764
Federal Home Loan Bank stock	431	304
Deposits with banks	14,732	12,139
Total interest and dividend income	332,642	285,386

Interest Expense
Time deposits	109,546	64,174
Other deposits	42,788	23,817
Advances from Federal Home Loan Bank	9,316	2,598
Long-term debt	1,721	1,443
Short-term debt	699	919
Total interest expense	164,070	92,951

Net interest income before provision for credit losses	168,572	192,435
Provision for credit losses	1,900	8,100
Net interest income after provision for credit losses	166,672	184,335

Non-Interest Income
Net (losses)/gains from equity securities	(9,027)	4,853
Net gains/(losses) from securities available for sale	1,107	(3,000)
Letters of credit commissions	1,717	1,570
Depository service fees	1,550	1,832
Wealth management fees	5,638	3,897
Other operating income	5,626	5,092
Total non-interest income	6,611	14,244

Non-Interest Expense
Salaries and employee benefits	43,552	38,226
Occupancy expense	5,967	5,504
Computer and equipment expense	5,068	4,285
Professional services expense	6,992	7,406
Data processing service expense	3,929	3,724
FDIC and regulatory assessments	6,089	3,155
Marketing expense	1,914	774
Other real estate owned expense	253	50
Amortization of investments in low income housing and alternative energy partnerships	14,432	15,594
Amortization of core deposit intangibles	339	250
Other operating expense	4,704	4,218
Total non-interest expense	93,239	83,186

Income before income tax expense	80,044	115,393
Income tax expense	8,609	19,386
Net income	$71,435	$96,007

Other Comprehensive Income/(Loss), net of tax
Net holding (losses)/gains on securities available-for-sale	(6,422)	11,659
Net holding losses on cash flow hedge derivatives	(441)	(441)
Total other comprehensive (loss)/income, net of tax	(6,863)	11,218
Total other comprehensive income	$64,572	$107,225

Net Income Per Common Share:
Basic	$0.98	$1.32
Diluted	$0.98	$1.32
Cash dividends paid per common share	$0.34	$0.34
Average Common Shares Outstanding:
Basic	72,673,974	72,533,239
Diluted	72,971,157	72,899,662

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2023	72,668,927	$914	$987,953	$(85,416)	$2,500,341	$(667,217)	$2,736,575
Dividend Reinvestment Plan	18,468	—	744	—	—	—	744
Restricted stock units vested	796	—	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(24)	—	—	—	(24)
Purchases of treasury stock	—	—	—	—	—	8	8
Stock-based compensation	—	—	905	—	—	—	905
Cash dividends of $0.34 per share	—	—	—	—	(24,708)	—	(24,708)
Other comprehensive loss	—	—	—	(6,863)	—	—	(6,863)
Net income	—	—	—	—	71,435	—	71,435
Balance at March 31, 2024	72,688,191	$914	$989,578	$(92,279)	$2,547,068	$(667,209)	$2,778,072

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
	(In thousands, except share data)
Balance at December 31, 2022	72,742,151	$911	$981,119	$(102,295)	$2,244,856	$(650,551)	$2,474,040
Dividend Reinvestment Plan	23,020	—	918	—	—	—	918
Restricted stock units vested	613	—	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(14)	—	—	—	(14)
Purchases of treasury stock	(375,090)	—	—	—	—	(16,736)	(16,736)
Stock-based compensation	—	—	1,511	—	—	—	1,511
Cash dividends of $0.34 per share	—	—	—	—	(24,605)	—	(24,605)
Other comprehensive income	—	—	—	11,218	—	—	11,218
Net income	—	—	—	—	96,007	—	96,007
Balance at March 31, 2023	72,390,694	$911	$983,534	$(91,077)	$2,316,258	$(667,287)	$2,542,339

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash Flows from Operating Activities
Net income	$71,435	$96,007
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,900	8,100
Deferred tax benefit	(4,782)	(7,293)
Depreciation and amortization	1,889	2,054
Amortization of right-of-use asset	2,477	2,405
Change in operating lease liabilities	(472)	81
Net gains on sale of loans	(20)	—
Loss on sales or disposal of premises and equipment	—	6
Amortization on alternative energy partnerships, venture capital and other investments	14,432	15,594
Net gains on sales of securities available-for-sale	(1,107)	—
Amortization/accretion of securities available-for-sale premiums/discounts, net	(6,370)	(1,324)
Unrealized loss/(gain) on equity securities	9,026	(4,853)
Write off of securities available-for-sale	—	3,000
Stock-based compensation and stock issued to officers as compensation	905	1,511
Net change in accrued interest receivable and other assets	(1,424)	15,608
Net change in other liabilities	281	(9,730)
Net cash provided by operating activities	88,170	121,166

Cash Flows from Investing Activities
Purchase of securities available-for-sale	(469,647)	(156,597)
Proceeds from repayments, maturities and calls of securities available-for-sale	384,721	104,669
Proceeds from sale of securities available-for-sale	33,690	—
Purchase of Federal Home Loan Bank stock	(12,535)	(680)
Redemption of Federal Home Loan Bank stock	13,031	680
Proceeds from sale of loans originally classified as held-for-investment	83,803	—
Net increase/(decrease) in loans	10,634	(68,133)
Purchase of premises and equipment	(916)	(295)
Net increase in affordable housing investments and alternative energy partnerships	(5,680)	(8,078)
Net cash provided/(used) for investing activities	37,101	(128,434)

Cash Flows from Financing Activities
Increase in deposits	520,843	143,633
Advances from Federal Home Loan Bank	4,403,000	2,075,000
Repayment of Federal Home Loan Bank borrowings	(4,678,000)	(2,200,000)
Cash dividends paid	(24,708)	(24,605)
Purchases of treasury stock	8	(16,736)
Proceeds from shares issued under Dividend Reinvestment Plan	744	918
Taxes paid related to net share settlement of RSUs	(24)	(14)
Net cash provided/(used) by financing activities	221,863	(21,804)

Increase/(decrease) in cash, cash equivalents, and restricted cash	347,134	(29,072)
Cash, cash equivalents, and restricted cash, beginning of the period	828,801	1,162,402
Cash, cash equivalents, and restricted cash, end of the period	$1,175,935	$1,133,330

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$155,048	$86,785
Income taxes paid	$282	$—
Non-cash investing and financing activities:
Net change in unrealized holding (loss)/gain on securities available-for-sale, net of tax	$(6,422)	$11,659
Net change in unrealized holding loss on cash flow hedge derivatives	$(441)	$(441)
Loans transferred from held-for-investment to held-for-sale	$106,953	$—

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), and eleven limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of March 31, 2024, the Bank operates 24 branches in Southern California, 19 branches in Northern California, 9 branches in New York State, four in Washington State, two in Illinois, two in Texas, one in Maryland, Massachusetts, Nevada, and New Jersey, one in Hong Kong, and a representative office in Taipei, Beijing, and Shanghai. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the audited Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024 (the “2023 Form 10-K”).

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

3. Recent Accounting Pronouncements

In March 2023, ASU 2023-02, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method". ASU 2023-02 permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company elected not to apply the proportional method of amortization allowed as an election under ASU 2023-02.

In June 2022, ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain new disclosures for equity securities subject to contractual sale restrictions.  The adoption of ASU 2022-03 did not have a significant impact on our financial statements.

   Other Accounting Standards Pending Adoption

In November 2023, ASU No. 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures”, was issued.  This ASU expands the disclosure requirements for reportable segments of public entities by adding the following disclosure requirements.  The amendments require; on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss; on an annual and interim basis, disclose amount and description of composition of other segment items.  This amount reconciles segment revenues, less the significant segment expenses, to the reported measure of segment profit or loss; expands the current interim disclosure requirements to require all existing annual disclosures about a reportable segment’s profit or loss and assets also be made on an interim basis; clarifies that if a CODM uses more than one measure of segment profit or loss, then the entity may disclose one or more measures, but at least one measure should be that which is most consistent with GAAP measurement principles; requires annual disclosure of the title and position of the CODM as well as explanation of how the CODM uses the reported measures in assessing segment performance and allocating resources.  The amendments in this update are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

On March 6, 2024, the U.S. Securities and Exchange Commission ("SEC") adopted final rules under SEC Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors”. This rule will require that climate-related information be included in a Company’s annual reports and registration statements. The disclosure requirements will apply to the Company's fiscal year beginning January 1, 2025, however, the SEC has determined to stay the application of this rule pending the completion of judicial review in legal challenges related to the rule. The Company is currently evaluating the final rule to determine its impact on the Company's disclosures.

In December 2023, ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”.  This ASU amends the disclosure requirements for income taxes, including the requirement for further disaggregation of the income tax rate reconciliation and income taxes paid disclosures.  The amendments in this guidance are effective for annual periods beginning after December 15, 2024.  These amendments should be applied prospectively, with the option to apply retrospectively.  The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

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

The Company had average excess balance with FRBSF of $1.05 billion as of March 31, 2024 and $1.09 billion as of   December 31, 2023. As of March 31, 2024, and December 31, 2023, the Company had $60.9 million and $53.8 million, respectively, as cash margin that serves as collateral on deposits in a cash margin account for interest rate swaps. Of the balances held in the cash margin account $7.8 million and $8.6 million, respectively, are restricted as of  March 31, 2024, and December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company held $29.3 million and $6.4 million, respectively, in a restricted escrow account with a major bank for its alternative energy investments.

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

	Three Months Ended March 31,
	2024	2023
	(In thousands, except share and per share data)

Net income	$71,435	$96,007

Weighted-average shares:
Basic weighted-average number of common shares outstanding	72,673,974	72,533,239
Dilutive effect of weighted-average outstanding common share equivalents:
RSUs	297,183	366,423
Diluted weighted-average number of common shares outstanding	72,971,157	72,899,662

Average restricted stock units with anti-dilutive effect	—	777
Earnings per common share:
Basic	$0.98	$1.32
Diluted	$0.98	$1.32

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

The following table presents RSU activity during the three months ended March 31, 2024:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2023	194,389	$34.83	349,661	$32.94
Granted	1,241	37.96	—	—
Vested	(1,326)	43.24	—	—
Forfeited	(16,400)	41.94	(17,395)	39.26
Balance at March 31, 2024	177,904	$34.13	332,266	$32.61

The compensation expense recorded for RSUs was $0.9 million and $1.5 million for the three months ended March 31, 2024, and 2023, respectively. Unrecognized stock-based compensation expense related to RSUs was $7.7 million and $7.4 million as of March 31, 2024 and 2023, respectively. As of March 31, 2024, these costs are expected to be recognized over the next 1.7 years for time-based and performance-based RSUs.

As of March 31, 2024, 1,455,440 shares were available for future grants under the Company’s 2005 Incentive Plan, as amended and restated.

7. Investment Securities

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale ("AFS") as of March 31, 2024, and December 31, 2023

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities AFS
U.S. treasury securities	$541,914	$4	$120	$541,798
U.S. government agency entities	12,123	61	126	12,058
U.S. government sponsored entities	59,785	—	40	59,745
Mortgage-backed securities	871,231	63	117,132	754,162
Collateralized mortgage obligations	30,494	—	3,296	27,198
Corporate debt securities	268,368	34	10,196	258,206
Total	$1,783,915	$162	$130,910	$1,653,167

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities AFS
U.S. treasury securities	$495,167	$153	$20	$495,300
U.S. government agency entities	48,282	117	230	48,169
Mortgage-backed securities	892,942	223	106,442	786,723
Collateralized mortgage obligations	31,238	—	3,194	28,044
Corporate debt securities	258,451	22	12,139	246,334
Total	$1,726,080	$515	$122,025	$1,604,570

As of March 31, 2024, the amortized cost of securities AFS excluded accrued interest receivables of $4.8 million, which are included in accrued interest receivable on the Consolidated Balance Sheets. For the Company’s accounting policy related to securities AFS accrued interest receivable, see Note 1 - Summary of Significant Accounting Policies – Securities Available for Sale – Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2023 Form 10-K.

The amortized cost and fair value of securities AFS as of March 31, 2024, by contractual maturities, are set forth in the tables below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	March 31, 2024
	Securities AFS
	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$661,864	$661,135
Due after one year through five years	207,407	198,023
Due after five years through ten years	140,147	131,192
Due after ten years	774,497	662,817
Total	$1,783,915	$1,653,167

Equity Securities - The Company recognized an unrealized net loss of $9.0 million for the three months ended March 31, 2024, due to a decrease in fair value of equity investments with readily determinable fair values compared to a net gain of $4.9 million for the three months ended March 31, 2023. Equity securities were $31.4 million and $40.4 million as of March 31, 2024, and December 31, 2023, respectively.

The following tables set forth the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of  March 31, 2024, and  December 31, 2023:

	March 31, 2024
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities AFS
U.S. treasury securities	$392,376	$120	$—	$—	$392,376	$120
U.S. government agency entities	1,471	2	2,524	124	3,995	126
U.S. government sponsored entities	59,745	40	—	—	59,745	40
Mortgage-backed securities	16,923	87	736,362	117,045	753,285	117,132
Collateralized mortgage obligations	—	—	27,198	3,296	27,198	3,296
Corporate debt securities	54,531	469	168,641	9,727	223,172	10,196
Total	$525,046	$718	$934,725	$130,192	$1,459,771	$130,910

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities AFS
U.S. treasury securities	$49,831	$20	$—	$—	$49,831	$20
U.S. government agency entities	18,301	108	1,313	122	19,614	230
Mortgage-backed securities	—	—	768,274	106,442	768,274	106,442
Collateralized mortgage obligations	—	—	28,044	3,194	28,044	3,194
Corporate debt securities	64,448	552	166,864	11,587	231,312	12,139
Total	$132,580	$680	$964,495	$121,345	$1,097,075	$122,025

As of March 31, 2024, the Company had a total of 200 securities AFS in a gross unrealized loss position with no credit impairment, consisting primarily of 156 mortgage-backed securities, and 23 Corporate debt securities, eight U.S. treasury securities, five collateralized mortgage obligations and five U.S. government agency securities. In comparison, as of December 31, 2023, the Company has a total of 192 securities AFS in a gross unrealized loss position with no credit impairment, consisting primarily of 154 mortgage-backed securities, 24 Corporate debt securities, one U.S. treasury securities, five collateralized mortgage obligations and eight U.S. government agency securities.

In March 2023, the Company recorded a $3.0 million write-off of its holdings of securities AFS from the failed Signature Bank. During the quarter ended March 31, 2024, the Company sold that security for $1.4 million.

Allowance for Credit Losses

The securities AFS that were in an unrealized loss position at March 31, 2024, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 - Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2023 Form 10-K.

The Company concluded the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell securities AFS that have declined below their cost before their anticipated recovery. Accordingly, no allowance for credit losses was recorded as of March 31, 2024, against these securities, and there was no provision for credit losses recognized for the three months ended March 31, 2024.

Securities AFS having a carrying value of $30.6 million and $134.2 million as of March 31, 2024, and December 31, 2023, respectively, were pledged to secure public deposits and other borrowings.

8. Loans

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

The types of loans in the Company’s Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023, were as follows:

	March 31, 2024	December 31, 2023
	(In thousands)

Commercial loans	$3,132,580	$3,305,048
Construction loans	382,775	422,647
Commercial real estate loans	9,821,807	9,729,581
Residential mortgage loans	5,841,846	5,838,747
Equity lines	245,222	245,919
Installment and other loans	5,166	6,198
Gross loans	$19,429,396	$19,548,140
Allowance for loan losses	(154,589)	(154,562)
Unamortized deferred loan fees, net	(11,737)	(10,720)
Total loans held for investment, net	$19,263,070	$19,382,858

Loans held for sale	$23,171	$—

As of March 31, 2024, and  December 31, 2023, recorded investment in non-accrual loans was $98.1 million and $66.7 million, respectively. For non-accrual loans, the amounts previously charged-off represent 4.4% and 15.8% of the contractual balances for non-accrual loans as of March 31, 2024, and December 31, 2023, respectively.

The following table presents non-accrual loans and the related allowance as of March 31, 2024, and December 31, 2023:

	March 31, 2024
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance:
Commercial loans	$16,329	$4,492	$—
Construction loans	22,998	22,998	—
Commercial real estate loans	59,261	47,465	—
Residential mortgage loans and equity lines	13,500	13,002	—
Subtotal	$112,088	$87,957	$—

With allocated allowance:
Commercial loans	$10,753	$10,150	$5,100
Subtotal	$10,753	$10,150	$5,100
Total non-accrual loans	$122,841	$98,107	$5,100

	December 31, 2023
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance:
Commercial loans	$26,310	$14,404	$—
Construction loans	7,736	7,736	—
Commercial real estate loans	41,725	32,030	—
Residential mortgage loans and equity lines	12,957	12,511	—
Subtotal	$88,728	$66,681	$—

Total non-accrual loans	$88,728	$66,681	$—

The following tables present the average recorded investment and interest income recognized on non-accrual loans for the period indicated:

	Three Months Ended
	March 31, 2024
	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$15,097	$3
Construction loans	28,099	—
Commercial real estate loans	43,871	48
Residential mortgage loans and equity lines	14,169	—
Total non-accrual loans	$101,236	$51

	Three Months Ended
	March 31, 2023
	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$23,395	$4
Commercial real estate loans	36,214	231
Residential mortgage loans and equity lines	9,965	—
Installment and other loans	3	—
Total non-accrual loans	$69,577	$235

The following tables present the aging of the loan portfolio by type as of March 31, 2024, and as of December 31, 2023:

	March 31, 2024
	Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$25,777	$21,857	$6,060	$14,642	$68,336	$3,064,244	$3,132,580
Construction loans	—	—	—	22,998	22,998	359,777	382,775
Commercial real estate loans	25,684	13,803	1,500	47,465	88,452	9,733,355	9,821,807
Residential mortgage loans and equity lines	61,403	671	—	13,002	75,076	6,011,992	6,087,068
Installment and other loans	—	—	—	—	—	5,166	5,166
Total loans	$112,864	$36,331	$7,560	$98,107	$254,862	$19,174,534	$19,429,396

	December 31, 2023
	Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$11,771	$7,770	$508	$14,404	$34,453	$3,270,595	$3,305,048
Construction loans	25,389	22,998	—	7,736	56,123	366,524	422,647
Commercial real estate loans	27,900	1,503	6,649	32,030	68,082	9,661,499	9,729,581
Residential mortgage loans and equity lines	59,606	6,670	—	12,511	78,787	6,005,879	6,084,666
Installment and other loans	32	—	—	—	32	6,166	6,198
Total loans	$124,698	$38,941	$7,157	$66,681	$237,477	$19,310,663	$19,548,140

The Company has adopted ASU 2022-02, "Financial Instruments – Troubled Debt Restructurings ("TDR") and Vintage Disclosures" effective January 1, 2023. As part of the adoption, the Company has elected to apply the pending content prospectively and the practical expedient to exclude the accrued interest receivable balance from the disclosed amortized cost basis of loan modifications to debtors experiencing financial difficulty, consistent with our Allowance for Credit Losses ("ACL") approach discussed further below in this footnote.

Under this guidance on loan modifications made to borrowers experiencing financial difficulty, when a loan held for investment is modified and is considered to be a continuation of the original loan, the Company uses the post-modification contractual rate to derive the effective interest rate when using a discounted cash flow method to determine the allowance for credit loss.

The amendments in this guidance require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan.

The Company establishes a specific reserve for individually evaluated loans that do not share similar risk characteristics with the loans included in the quantitative baseline. These individually evaluated loans are removed from the pooling approach for the quantitative baseline, and include non-accrual loans, loan modifications made to borrowers experiencing financial difficulty, and other loans as deemed appropriate by management. The Company applies the loan refinancing and restructuring guidance provided in ASU 2022-02 to determine whether a modification made to a borrower result in a new loan or a continuation of an existing loan.

If economic conditions or other factors worsen relative to the assumptions the Company utilized, the expected loan losses will increase accordingly in future periods.

The following table presents the amortized cost of loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted and the financial effects of the modifications for the three months ended March 31, 2024, by loan class and modification type.  There were no loans reported as modifications to borrowers experiencing financial difficulty for the three months ended March 31, 2023.

	Three Months Ended March 31, 2024				Financial Effects of Loan Modifications
	Term Extension	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Rate Reduction	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	(In thousands)
Loan Type
Commercial loans	$—	$2,529	$2,529	0.08%	1.12	2.20	0.90
Residential mortgage loans	222	—	222	0.00%	0.12	0.00	2.00
Total	$222	$2,529	$2,751

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company tracks the performance of modified loans. There were no loans that received a modification during the three months ended March 31, 2024, that subsequently defaulted.

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification.  There were no loans that received modifications which subsequently defaulted during the three months ended March 31, 2024.

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the performance of loans that were modified as of  March 31, 2024, since the adoption of ASU 2022-02 on January 1, 2023.

	Three Months Ended March 31, 2024
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	(In thousands)
Loan Type
Commercial loans	$—	$—	$2,529	$2,529
Residential mortgage loans	—	—	222	222
Total	$—	$—	$2,751	$2,751

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of March 31, 2024, there were no commitments to lend additional funds to borrowers experiencing financial difficulty and whose loans were modified.

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

The following table summarizes the Company’s loans held for investment and current year-to-date gross write-offs as of March 31, 2024 and December 31, 2023, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification. Revolving Loans that are converted to term loans presented in the table below are excluded from the term loans by vintage year columns.

	Loans Amortized Cost Basis by Origination Year
March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$112,388	$363,390	$288,235	$285,412	$71,446	$141,867	$1,670,791	$8,632	$2,942,161
Special Mention	—	—	9,791	15,092	23,013	—	63,531	50	111,477
Substandard	—	5,984	510	10,528	2,453	6,463	48,262	176	74,376
Total	$112,388	$369,374	$298,536	$311,032	$96,912	$148,330	$1,782,584	$8,858	$3,128,014
YTD gross write-offs	$—	$193	$342	$196	$98	$40	$1,070	$—	$1,939
Construction loans
Pass/Watch	$—	$34,582	$138,347	$124,103	$19,592	$13,613	$—	$—	$330,237
Special Mention	—	2,990	—	—	25,421	—	—	—	28,411
Substandard	—	—	—	—	—	22,998	—	—	22,998
Total	$—	$37,572	$138,347	$124,103	$45,013	$36,611	$—	$—	$381,646
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate loans
Pass/Watch	$326,264	$2,121,324	$1,926,019	$1,565,519	$874,626	$2,605,759	$160,035	$—	$9,579,546
Special Mention	488	23,587	16,213	40,453	1,407	19,526	1,380	—	103,054
Substandard	—	11,187	14,422	11,764	2,965	90,710	664	—	131,712
Total	$326,752	$2,156,098	$1,956,654	$1,617,736	$878,998	$2,715,995	$162,079	$—	$9,814,312
YTD gross write-offs	$—	$—	$—	$—	$—	$251	$—	$—	$251
Residential mortgage loans
Pass/Watch	$180,962	$1,109,711	$1,106,601	$884,987	$506,331	$2,034,462	$—	$—	$5,823,054
Special Mention	—	—	—	—	340	6,101	—	—	6,441
Substandard	—	26	12	1,289	3,356	8,251	—	—	12,934
Total	$180,962	$1,109,737	$1,106,613	$886,276	$510,027	$2,048,814	$—	$—	$5,842,429
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity lines
Pass/Watch	$—	$—	$92	$—	$—	$—	$227,752	$16,374	$244,218
Substandard	—	—	—	—	—	—	1,794	172	1,966
Total	$—	$—	$92	$—	$—	$—	$229,546	$16,546	$246,184
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$3	$3
Installment and other loans
Pass/Watch	$879	$4,027	$166	$2	$—	$—	$—	$—	$5,074
Total	$879	$4,027	$166	$2	$—	$—	$—	$—	$5,074
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans	$620,981	$3,676,808	$3,500,408	$2,939,149	$1,530,950	$4,949,750	$2,174,209	$25,404	$19,417,659
Total YTD gross write-offs	$—	$193	$342	$196	$98	$291	$1,070	$3	$2,193

	Loans Amortized Cost Basis by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$381,705	$323,939	$326,650	$96,725	$75,281	$136,162	$1,775,162	$8,308	$3,123,932
Special Mention	4,488	4,875	8,559	23,380	—	—	75,419	—	116,721
Substandard	1,752	653	9,895	2,462	763	5,775	40,131	116	61,547
Total	$387,945	$329,467	$345,104	$122,567	$76,044	$141,937	$1,890,712	$8,424	$3,302,200
YTD gross write-offs	$—	$977	$1,312	$384	$3,672	$6,044	$1,520	$—	$13,909
Construction loans
Pass/Watch	$29,550	$131,984	$153,977	$19,461	$13,298	$3,131	$—	$—	$351,401
Special Mention	1,911	—	11,707	25,389	—	22,998	—	—	62,005
Substandard	—	—	—	—	7,736	—	—	—	7,736
Total	$31,461	$131,984	$165,684	$44,850	$21,034	$26,129	$—	$—	$421,142
YTD gross write-offs	$—	$—	$—	$—	$—	$4,221	$—	$—	$4,221
Commercial real estate loans
Pass/Watch	$2,121,489	$1,959,239	$1,585,010	$887,508	$1,019,952	$1,726,015	$184,601	$—	$9,483,814
Special Mention	37,604	18,910	38,405	3,499	10,303	17,210	1,384	—	127,315
Substandard	—	11,870	12,170	2,965	17,293	66,205	—	—	110,503
Total	$2,159,093	$1,990,019	$1,635,585	$893,972	$1,047,548	$1,809,430	$185,985	$—	$9,721,632
YTD gross write-offs	$—	$—	$208	$—	$969	$4,164	$—	$—	$5,341
Residential mortgage loans
Pass/Watch	$1,140,998	$1,128,526	$902,613	$524,315	$541,005	$1,583,118	$—	$—	$5,820,575
Special Mention	—	—	—	33	—	1,619	—	—	1,652
Substandard	7	652	3,325	2,577	1,334	9,311	—	—	17,206
Total	$1,141,005	$1,129,178	$905,938	$526,925	$542,339	$1,594,048	$—	$—	$5,839,433
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity lines
Pass/Watch	$—	$98	$—	$—	$—	$—	$227,502	$16,628	$244,228
Special Mention	—	3	—	—	—	—	—	—	3
Substandard	—	—	—	—	—	—	2,511	173	2,684
Total	$—	$101	$—	$—	$—	$—	$230,013	$16,801	$246,915
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans
Pass/Watch	$5,114	$981	$3	$—	$—	$—	$—	$—	$6,098
Total	$5,114	$981	$3	$—	$—	$—	$—	$—	$6,098
YTD gross write-offs	$—	$15	$—	$—	$—	$—	$—	$—	$15
Total loans	$3,724,618	$3,581,730	$3,052,314	$1,588,314	$1,686,965	$3,571,544	$2,306,710	$25,225	$19,537,420
Total YTD gross write-offs	$—	$992	$1,520	$384	$4,641	$14,429	$1,520	$—	$23,486

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

The following tables set forth activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2024, and March 31, 2023.

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:
December 31, 2023 Ending Balance	$53,791	$8,180	$74,428	$18,140	$23	$154,562
(Reversal)/provision for expected credit losses	(1,374)	359	2,872	(677)	(13)	1,167
Charge-offs	(1,939)	—	(251)	(3)	—	(2,193)
Recoveries	812	—	—	241	—	1,053
Net (charge-offs)/recoveries	(1,127)	—	(251)	238	—	(1,140)
March 31, 2024 Ending Balance	$51,290	$8,539	$77,049	$17,701	$10	$154,589

Allowance for unfunded credit commitments:
December 31, 2023 Ending Balance	$6,888	$2,165	$—	$—	$—	$9,053
Provision for expected credit losses	572	161	—	—	—	733
March 31, 2024 Ending Balance	$7,460	$2,326	$—	$—	$—	$9,786

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:
December 31, 2022 Ending Balance	$49,435	$10,417	$68,366	$18,232	$35	$146,485
(Reversal)/provision for expected credit losses	(60)	483	3,463	(611)	(20)	3,255
Charge-offs	(3,911)	—	(3,990)	—	(6)	(7,907)
Recoveries	511	—	2,528	12	—	3,051
Net (charge-offs)/recoveries	(3,400)	—	(1,462)	12	(6)	(4,856)
March 31, 2023 Ending Balance	$45,975	$10,900	$70,367	$17,633	$9	$144,884

Allowance for unfunded credit commitments:
December 31, 2022 Ending Balance	$4,840	$3,890	$—	$—	$—	$8,730
Provision for expected credit losses	3,435	1,325	85	—	—	4,845
March 31, 2023 Ending Balance	$8,275	$5,215	$85	$—	$—	$13,575

9. Commitments and Contingencies

From time to time, Bancorp and its subsidiaries are parties to litigation that arises in the ordinary course of business or otherwise is incidental to various aspects of its operations. Based upon information available to the Company and its review of any such litigation with counsel, management presently believes that the liability relating to such litigation, if any, would not be expected to have a material adverse impact on the Company’s consolidated financial condition, results of operations or liquidity taken as a whole. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal matters currently pending or threatened against the Company could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity taken as a whole.

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

The Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships were $123.6 million and $130.3 million as of March 31, 2024, and December 31, 2023, respectively.

10. Borrowed Funds

Borrowings from the Federal Home Loan Bank (“FHLB”) – There were no over-night borrowings from the FHLB as of March 31, 2024, and  December 31, 2023, respectively. Advances from the FHLB were $265.0 million at a weighted average rate of 5.62% as of March 31, 2024, and $540.0 million at a weighted average rate of 5.64% as of December 31, 2023. As of March 31, 2024, final maturity for the FHLB advances were $250.0 million in April 2024 and $15.0 million in September 2024. Our unused borrowing capacity from the FHLB as of March 31, 2024, and December 31, 2023 was $7.21 billion and $6.60 billion, respectively, and unpledged securities at March 31, 2024 and December 31, 2023 was $1.62 billion and $1.47 billion, respectively.

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

At March 31, 2024, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 7.92%, compared to $119.1 million with a weighted average rate of 7.54% at December 31, 2023. The Junior Subordinated Notes have a stated maturity term of 30 years.

11. Income Taxes

The effective tax rate for the first three months of 2024 was  10.8% compared to 16.8% for the first three months of 2023. The effective tax rate includes the impact of low-income housing and alternative energy investment tax credits.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities AFS
U.S. Treasury securities	$541,798	$—	$—	$541,798
U.S. government agency entities	—	12,058	—	12,058
U.S. government sponsored entities	—	59,745	—	59,745
Mortgage-backed securities	—	754,162	—	754,162
Collateralized mortgage obligations	—	27,198	—	27,198
Corporate debt securities	—	258,206	—	258,206
Total securities AFS	541,798	1,111,369	—	1,653,167

Equity securities
Mutual funds	5,526	—	—	5,526
Preferred stock of government sponsored entities	2,384	—	—	2,384
Other equity securities	23,470	—	—	23,470
Total equity securities	31,380	—	—	31,380

Interest rate swaps	—	55,138	—	55,138
Foreign exchange contracts	—	334	—	334
Total assets	$573,178	$1,166,841	$—	$1,740,019

Liabilities
Interest rate swaps	$—	$42,014	$—	$42,014
Foreign exchange contracts	—	186	—	186
Total liabilities	$—	$42,200	$—	$42,200

	December 31, 2023
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities AFS
U.S. Treasury securities	$495,300	$—	$—	$495,300
U.S. government agency entities	—	48,169	—	48,169
Mortgage-backed securities	—	786,723	—	786,723
Collateralized mortgage obligations	—	28,044	—	28,044
Corporate debt securities	—	246,334	—	246,334
Total securities AFS	495,300	1,109,270	—	1,604,570

Equity securities
Mutual funds	5,585	—	—	5,585
Preferred stock of government sponsored entities	1,821	—	—	1,821
Other equity securities	33,000	—	—	33,000
Total equity securities	40,406	—	—	40,406

Interest rate swaps	—	54,268	—	54,268
Foreign exchange contracts	—	379	—	379
Total assets	$535,706	$1,163,917	$—	$1,699,623

Liabilities
Interest rate swaps	$—	$45,762	$—	$45,762
Foreign exchange contracts	—	175	—	175
Total liabilities	$—	$45,937	$—	$45,937

Financial assets and liabilities measured at estimated fair value on a non-recurring basis:

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the periods ended March 31, 2024, and December 31, 2023, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023, the following tables set forth the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of March 31, 2024, and December 31, 2023, and the total losses for the periods indicated:

	As of March 31, 2024				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Three Months Ended
	Level 1	Level 2	Level 3	Measurements	March 31, 2024	March 31, 2023
	(In thousands)
Assets
Non accrual loans by type:
Commercial loans	$—	$—	$129	$129	$1,038	$2,793
Commercial real estate loans	—	—	20,002	20,002	251	3,990
Total non accrual loans	—	—	20,131	20,131	1,289	6,783
Other real estate owned (1)	—	—	20,446	20,446	—	—
Investments in venture capital	—	—	93	93	—	—
Total assets	$—	$—	$40,670	$40,670	$1,289	$6,783

(1) Other real estate owned balance of $19.4 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2023				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Measurements	December 31, 2023	December 31, 2022
	(In thousands)
Assets
Non accrual loans by type:
Commercial loans	$—	$—	$191	$191	$—	$1,786
Commercial real estate loans	—	—	6,882	6,882	4,069	2,091
Total non accrual loans	—	—	7,073	7,073	4,069	3,877
Other real estate owned (1)	—	—	20,446	20,446	—	—
Investments in venture capital	—	—	237	237	227	268
Total assets	$—	$—	$27,756	$27,756	$4,296	$4,145

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

Loans held for sale are recorded at the lower of cost or fair value upon transfer. Loans held for sale may be measured at fair value on a nonrecurring basis when fair value is less than cost. Fair value is generally determined based on available market data for similar loans and therefore, are classified as Level 2 measurement.

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

There were no warrants outstanding as of March 31, 2024, and December 31, 2023.

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

The following table sets forth the carrying and notional amounts and estimated fair value of financial instruments as of March 31, 2024, and December 31, 2023:

	March 31, 2024		December 31, 2023
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$165,284	$165,284	$173,988	$173,988
Short-term investments	1,010,651	1,010,651	654,813	654,813
Securities AFS	1,653,167	1,653,167	1,604,570	1,604,570
Loans held-for-sale	23,171	23,171	—	—
Loans held for investment, net	19,263,070	19,597,530	19,382,858	19,605,152
Equity securities	31,380	31,380	40,406	40,406
Investment in Federal Home Loan Bank stock	17,250	17,250	17,746	17,746

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$250,648	$334	$124,452	$379
Interest rate swaps	1,100,019	55,138	1,406,879	54,268

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$19,846,259	$19,855,328	$19,325,447	$19,347,070
Advances from Federal Home Loan Bank	265,000	264,596	540,000	536,996
Other borrowings	17,557	15,373	15,787	13,978
Long-term debt	119,136	73,102	119,136	72,304

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$66,081	$186	$101,378	$175
Interest rate swaps	952,560	42,014	1,078,880	45,762

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,925,285	$(19,052)	$3,808,620	$(14,344)
Standby letters of credit	386,442	(3,031)	368,618	(2,821)
Other letters of credit	19,450	(17)	11,308	(10)

The following tables set forth the level in the fair value hierarchy for the estimated fair values of financial instruments as of March 31, 2024, and December 31, 2023, excluding financial instruments recorded at fair value on a recurring basis already presented in other tables in this note:

	As of March 31, 2024
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$165,284	$165,284	$—	$—
Short-term investments	1,010,651	1,010,651	—	—
Loans held-for-sale	23,171	—	23,171	—
Loans held for investment, net	19,597,530	—	—	19,597,530
Equity securities	31,380	31,380	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Financial Liabilities
Deposits	19,855,328	—	—	19,855,328
Advances from Federal Home Loan Bank	264,596	—	264,596	—
Other borrowings	15,373	—	—	15,373
Long-term debt	73,102	—	73,102	—

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$173,988	$173,988	$—	$—
Short-term investments	654,813	654,813	—	—
Loans held for investment, net	19,605,152	—	—	19,605,152
Equity securities	40,406	40,406	—	—
Investment in Federal Home Loan Bank stock	17,746	—	17,746	—
Financial Liabilities
Deposits	19,347,070	—	—	19,347,070
Advances from Federal Home Loan Bank	536,996	—	536,996	—
Other borrowings	13,978	—	—	13,978
Long-term debt	72,304	—	72,304	—

13. Goodwill and Other Intangible Assets

Goodwill. Total goodwill was $375.7 million as of March 31, 2024, and remains unchanged compared with December 31, 2023. The Company completed its annual goodwill impairment testing and concluded that goodwill was not impaired as of December 31, 2023. Additionally, the Company reviewed the macroeconomic conditions on its business performance and market capitalization as a result of the banking industry market disruptions during the first three months of 2023 and 2024 and concluded that goodwill was not impaired as of  March 31, 2024.

Core Deposit Intangibles.

The following table presents the gross carrying amount and accumulated amortization of core deposits intangible assets as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(In thousands)
Gross balance	$10,562	$10,562
Accumulated amortization	(5,542)	(5,291)
Impairment	(1,315)	(1,227)
Net carrying balance	$3,705	$4,044

There was $88 thousand in impairment write-downs included in amortization of core deposit intangibles for the three months ended March 31, 2024, and no impairment write-downs for the three months ended March 31, 2023.

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $339 thousand and $250 thousand for the three months ended March 31, 2024, and 2023, respectively.

The following table presents the estimated aggregate amortization expense of core deposit intangibles for each of the five succeeding years:

Amount
(In thousands)
2024	$751
2025	946
2026	870
2027	870
Thereafter	268
Total	$3,705

14. Financial Derivatives

The Company does not speculate on the future direction of interest rates. As part of the Company’s asset and liability management, however, the Company enters into financial derivatives to seek to mitigate exposure to interest rate risks related to its interest-earning assets and interest-bearing liabilities. The Company believes that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in our assets or liabilities and against risk in specific transactions. In such instances, the Company may protect its position through the purchase or sale of interest rate future contracts for a specific cash or interest rate risk position. Other hedging transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds. Prior to considering any hedging activities, the Company seeks to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges will require an assessment of basis risk and must be approved by the Bancorp or the Bank’s Investment Committee.

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

The Company offers various interest rate derivative contracts to its clients. When derivative transactions are executed with its clients, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with clients throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements. As of March 31, 2024, and December 31, 2023, the Company had outstanding interest rate derivative contracts with certain clients and third-party financial institutions with a notional amount of $624.6 million and $650.9 million, respectively, with a fair value of $42.0 million and $38.6 million, respectively, for both clients and third-party financial institutions. As of March 31, 2024, and  December 31, 2023, there were no notional amount of interest rate swaps cleared through the CCP.

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Company early terminated these cash flow derivative swaps in 2022 and realized a gain of $4.0 million for the year ended December 31, 2022, and is recognizing the amount as a reduction of long-term debt interest expense over the remaining life of the swaps on a straight-line basis ending in June 2024.

As of March 31, 2024, the Bank’s outstanding fair value interest rate swap contracts matched to individual fixed-rate commercial real estate loans had a notional amount of $83.5 million with a fair value of $4.7 million and various terms from three to ten years. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of March 31, 2024 and 2023, the ineffective portion of these interest rate swaps was not significant.

The Company has designated as a partial-term hedging election of $692.0 million notional with a fair value of $6.8 million as last-of-layer hedge on pools of loans with a notational value of $1.17 billion as of March 31, 2024. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month Term SOFR interest rate swaps to convert the last-of-layer $692.0 million portion of $1.17 billion fixed rate loan pools in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranches. As of March 31, 2024, the last-of-layer loan tranche had a fair value loss basis adjustment of $5.4 million. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

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

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of March 31, 2024, and December 31, 2023, were as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Fair value swap hedges:
Notional	$775,466	$1,156,007
Weighted average fixed rate-pay	2.87%	2.01%
Weighted average variable rate spread	0.22%	0.32%
Weighted average variable rate-receive	5.56%	5.41%

Net gain(1)	$11,502	$7,935

	Three Months Ended
	March 31, 2024	March 31, 2023
Periodic net settlement of swaps (2)	$6,841	$6,336

(1) the amount is included in other non-interest income. (2) the amount of periodic net settlement of interest rate swaps was included in interest income.

Included in the total notional amount of $775.5 million of the fair value interest rate contracts entered into with financial counterparties as of March 31, 2024, was a notional amount of $471.3 million of interest rate swaps that cleared through the CCP. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $2.5 million as of March 31, 2024.

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

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of March 31, 2024, and December 31, 2023, not including interest rate swaps cleared through the CCP, were as follows:

Derivative financial instruments not designated as hedging instruments:	March 31, 2024	December 31, 2023
	(In thousands)
Notional amounts:
Forward, and swap contracts with positive fair value	$875,200	$775,324
Forward, and swap contracts with negative fair value	$690,633	$752,250
Fair value:
Forward, and swap contracts with positive fair value	$42,347	$39,010
Forward, and swap contracts with negative fair value	$(42,189)	$(38,807)

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

Financial instruments that are eligible for offset in the Consolidated Balance Sheets, as of March 31, 2024, and December 31, 2023, are set forth in the following table:

				Gross Amounts Not
				Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
March 31, 2024
Assets:
Derivatives	$55,138	$2,857	$52,281	$—	$50,243	$2,038

Liabilities:
Derivatives	$42,014	$—	$42,014	$—	$—	$42,014

December 31, 2023
Assets:
Derivatives	$54,268	$335	$53,933	$—	$44,860	$9,073

Liabilities:
Derivatives	$45,762	$—	$45,762	$—	$—	$45,762

16. Revenue from Contracts with Clients

The following is a summary of revenue from contracts with clients that are in-scope and not in-scope under ASC Topic 606:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$2,238	$2,519
Wealth management fees	5,638	3,897
Other service fees(1)	4,050	3,544
Total noninterest income	11,926	9,960

Noninterest income, not in-scope(2)	(5,315)	4,284
Total noninterest income	$6,611	$14,244

(1) Other service fees comprise of fees related to letters of credit, wire fees, fees on foreign exchange transactions and other immaterial individual revenue streams.

(2) These amounts primarily represent revenue from contracts with clients that are out of the scope of ASC Topic 606 and primarily represent revenue from interest rate swap fees, unrealized losses on equity securities and other miscellaneous income.

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

17. Stockholders’ Equity

Total equity was $2.78 billion as of March 31, 2024, an increase of $41.5 million, from $2.74 billion as of December 31, 2023, primarily due to net income of $71.4 million, stock-based compensation of $0.9 million, proceeds from dividend reinvestment of $0.7 million, and purchase of treasury stock of $8 thousand, offset by, common stock cash dividends of $24.7 million, other comprehensive loss of  $6.9 million, and shares withheld related to net share settlement of RSUs of $24 thousand.

Activity in accumulated other comprehensive income/(loss), net of tax, and reclassification out of accumulated other comprehensive income/(loss) for the three months ended March 31, 2024, and March 31, 2023, was as follows:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, gain/(loss), net of tax
Securities AFS			$(86,190)			$(104,832)
Cash flow hedge derivatives			774			2,537
Total			$(85,416)			$(102,295)

Net unrealized gains/(losses) arising during the period
Securities AFS	$(8,010)	$(2,368)	$(5,642)	$13,552	$4,006	$9,546
Cash flow hedge derivatives	(626)	(185)	(441)	(626)	(185)	(441)
Total	$(8,636)	$(2,553)	$(6,083)	$12,926	$3,821	$9,105

Reclassification adjustment for net losses in net income
Securities AFS	$(1,107)	$(327)	$(780)	$3,000	$887	$2,113
Cash flow hedge derivatives	—	—	—	—	—	—
Total	(1,107)	(327)	(780)	3,000	887	2,113

Total other comprehensive income/(loss)
Securities AFS	$(9,117)	$(2,695)	$(6,422)	$16,552	$4,893	$11,659
Cash flow hedge derivatives	(626)	(185)	(441)	(626)	(185)	(441)
Total	$(9,743)	$(2,880)	$(6,863)	$15,926	$4,708	$11,218

Ending balance, gain/(loss), net of tax
Securities AFS			$(92,612)			$(93,173)
Cash flow hedge derivatives			333			2,096
Total			$(92,279)			$(91,077)

18. Stock Repurchase Program

On February 21, 2023, the Company completed its May 2022 stock buyback program by repurchasing 375,090 shares at an average cost of $44.20 in the first quarter of 2023, for a total of $16.6 million.

19. Subsequent Events

The Company has evaluated the effect of events that have occurred subsequent to March 31, 2024, through the date of issuance of the Consolidated Financial Statements, and, based on such evaluation, the Company believes that there have been no material events during such period that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is based on the assumption that the reader has access to and has read the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on, among other things, the carrying value of net loans. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described in “Allowance for Credit Losses” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2023 Form 10-K. For more information, please also see Note 2 to the Company’s unaudited Consolidated Financial Statements.

Highlights

●	Total deposits increased by $520.8 million, or 10.8% annualized, to $19.85 billion in the first quarter of 2024.
●	Our net interest margin decreased to 3.05% in the first quarter 2024 from 3.27% in the fourth quarter of 2023.
●	Diluted earnings per share decreased to $0.98 for the first quarter 2024 compared to $1.13 for the fourth quarter of 2023.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended March 31, 2024, was $71.4 million, a decrease of $24.6 million, or 25.6%, compared to net income of $96.0 million for the same quarter a year ago. Diluted earnings per share for the quarter ended March 31, 2024, was $0.98 per share compared to $1.32 per share for the same quarter a year ago.

Return on average stockholders’ equity was 10.40% and return on average assets was 1.23% for the quarter ended March 31, 2024, compared to a return on average stockholders’ equity of 15.39% and a return on average assets of 1.76% for the same quarter a year ago.

Financial Performance

	Three months ended
	March 31, 2024	March 31, 2023
Net income	$71.4	$96.0
Basic earnings per common share	$0.98	$1.32
Diluted earnings per common share	$0.98	$1.32
Return on average assets	1.23%	1.76%
Return on average total stockholders' equity	10.40%	15.39%
Efficiency ratio	53.22%	40.25%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses decreased $23.8 million, or 12.4%, to $168.6 million during the first quarter of 2024, compared to $192.4 million during the same quarter a year ago. The decrease was due primarily to an increase in interest expense from deposits, offset by an increase in interest income from loans and securities.

The net interest margin was 3.05% for the first quarter of 2024 compared to 3.74% for the first quarter of 2023.

For the first quarter of 2024, the yield on average interest-earning assets was 6.01%, the cost of funds on average interest-bearing liabilities was 3.87%, and the average cost of interest-bearing deposits was 3.78%. In comparison, for the first quarter of 2023, the yield on average interest-earning assets was 5.54%, the cost of funds on average interest-bearing liabilities was 2.46%, and the average cost of interest-bearing deposits was 2.40%. The increase in the yield on average interest-bearing liabilities and on average interest-earning assets resulted mainly from higher interest rates. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 2.14% for the quarter ended March 31, 2024 compared to 3.08% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended March 31, 2024, and 2023. The average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Three Months Ended March 31,
	2024			2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(In thousands)
Interest-earning assets:
Total loans (1)	$19,498,954	$302,528	6.24%	$18,245,488	$261,179	5.81%
Investment securities	1,638,317	14,951	3.67	1,548,841	11,764	3.08
Federal Home Loan Bank stock	23,006	431	7.53	17,276	304	7.14
Deposits with banks	1,093,972	14,732	5.42	1,070,188	12,139	4.60
Total interest-earning assets	22,254,249	332,642	6.01	20,881,793	285,386	5.54
Non-interest earning assets:
Cash and due from banks	183,670			216,794
Other non-earning assets	1,180,942			1,153,002
Total non-interest earning assets	1,364,612			1,369,796
Less: Allowance for loan losses	(155,235)			(146,884)
Deferred loan fees	(11,725)			(6,274)
Total assets	$23,451,901			$22,098,431

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,312,246	$12,572	2.19%	$2,354,531	$6,531	1.12%
Money market accounts	3,114,298	27,366	3.53	3,378,257	17,045	2.05
Savings accounts	1,046,103	2,850	1.10	938,485	241	0.10
Time deposits	9,720,917	109,546	4.53	8,225,215	64,174	3.16
Total interest-bearing deposits	16,193,564	152,334	3.78	14,896,488	87,991	2.40

Other borrowings	730,779	10,015	5.51	321,522	3,517	4.44
Long-term debt	119,136	1,721	5.81	119,136	1,443	4.91
Total interest-bearing liabilities	17,043,479	164,070	3.87	15,337,146	92,951	2.46

Non-interest bearing liabilities:
Demand deposits	3,338,551			3,958,533
Other liabilities	308,028			272,033
Total equity	2,761,843			2,530,719
Total liabilities and equity	$23,451,901			$22,098,431

Net interest spread			2.14%			3.08%
Net interest income		$168,572			$192,435
Net interest margin			3.05%			3.74%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the three months ended March 31, 2024 and 2023:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three Months Ended March 31,
	2024-2023
	Increase/(Decrease) in
	Net Interest Income Due to
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$19,784	$21,565	$41,349
Investment securities	738	2,449	3,187
Federal Home Loan Bank stock	109	18	127
Deposits with other banks	289	2,304	2,593
Total changes in interest income	20,920	26,336	47,256

Interest-bearing liabilities:
Interest-bearing demand accounts	(121)	6,163	6,042
Money market accounts	(1,437)	11,758	10,321
Savings accounts	31	2,577	2,608
Time deposits	13,432	31,940	45,372
Other borrowed funds	5,458	1,040	6,498
Long-term debts	—	278	278
Total changes in interest expense	17,363	53,756	71,119

Changes in net interest income	$3,557	$(27,420)	$(23,863)

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for credit losses

The Company recorded a provision for credit losses of $1.9 million in the first quarter of 2024 compared with $8.1 million in the first quarter of 2023. As of March 31, 2024, the allowance for credit losses, comprised of the reserve for loan losses and the reserve for unfunded loan commitments, increased $0.7 million to $164.4 million, or 0.85% of gross loans, compared to $163.7 million, or 0.84% of gross loans, as of December 31, 2023. The change in the allowance for credit losses during the first quarter of 2024 consisted of a $1.9 million provision for credit losses, and $1.1 million in net charge-offs.

The following table sets forth the charge-offs and recoveries for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Charge-offs:
Commercial loans	$1,939	$3,911
Real estate loans (1)	254	3,990
Installment and other loans	—	6
Total charge-offs	2,193	7,907
Recoveries:
Commercial loans	812	511
Real estate loans (1)	241	2,540
Total recoveries	1,053	3,051
Net charge-offs	$1,140	$4,856

(1) Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), wealth management fees, and other sources of fee income, was $6.6 million for the first quarter of 2024, a decrease of $7.6 million, or 53.5%, compared to $14.2 million for the first quarter of 2023. The decrease was primarily due to an increase of $13.9 million in unrealized loss on equity securities offset, in part, by an increase of $4.1 million in securities gains and $1.7 million in Wealth Management fees, when compared to the same quarter a year ago.

Non-Interest Expense

Non-interest expense increased $10.0 million, or 12.0%, to $93.2 million in the first quarter of 2024 compared to $83.2 million in the same quarter a year ago. The increase in non-interest expense in the first quarter of 2024 was primarily due to an increase of $5.3 million in salaries and employee benefits, an increase of $2.9 million in FDIC and State Assessments, and an increase of $1.1 million in marketing expense offset, in part, by a decrease of  $1.2 million in amortization expense of investments in low-income housing and alternative energy partnerships when compared to the same quarter a year ago. The efficiency ratio was 53.22% in the first quarter of 2024 compared to 40.25% for the same quarter a year ago.

Income Taxes

The effective tax rate for the first quarter of 2024 was 10.8% compared to 16.8% for the first quarter of 2023. The effective tax rate includes the impact of alternative energy investments and low-income housing tax credits.

Balance Sheet Review

Assets

Total assets were $23.40 billion as of March 31, 2024, an increase of $0.32 billion, or 1.4%, from $23.08 billion as of December 31, 2023.

Securities Available-for-Sale

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

The amortized cost of the Company’s AFS debt securities exclude accrued interest, which is included in “accrued interest income” on the Consolidated Balance Sheets. The Company has made an accounting policy election not to measure an allowance for credit losses for accrued interest receivables on AFS debt securities since the Company timely reverses any previously accrued interest when the debt security remains in default for an extended period. As each AFS debt security has a unique security structure, where the accrual status is clearly determined when certain criteria listed in the terms are met, the Company assesses the default status of each security as defined by the debt security’s specific security structure. At March 31, 2024, no AFS debt securities were in default.

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

Securities available-for-sale represented 7.1% of total assets as of March 31, 2024, compared to 7.0% of total assets as of December 31, 2023. Securities available-for-sale were $1.65 billion as of March 31, 2024, compared to $1.60 billion as of December 31, 2023.

Securities available-for-sale having a carrying value of $30.6 million as of March 31, 2024, and $134.2 million as of December 31, 2023, were pledged to secure public deposits and other borrowings.

Loans

Gross loans held for investment were $19.43 billion at March 31, 2024, a decrease of $119.4 million, or 0.6%, from $19.55 billion at December 31, 2023. The decrease was primarily due to an increase of $92.2 million, or 0.9% in commercial real estate loans, and an increase of $2.4 million, or 0.04% in residential mortgage loans and equity lines, offset, in part, by a decrease of $172.5 million, or 5.2%, in commercial loans, and a decrease of $39.9 million, or 9.4% in real estate construction loans.

The loan held for investment balances and composition at March 31, 2024, compared to December 31, 2023 are set forth below:

	March 31, 2024	% of Gross Loans	December 31, 2023	% of Gross Loans	% Change
	(in thousands)

Commercial loans	$3,132,580	16.1%	$3,305,048	16.9%	(5.2%)
Construction loans	382,775	2.0	422,647	2.2	(9.4)
Commercial real estate loans	9,821,807	50.6	9,729,581	49.8	0.9
Residential mortgage loans and equity lines	6,087,068	31.3	6,084,666	31.1	0.0
Installment and other loans	5,166	—	6,198	—	(16.7)
Gross loans held for investment	$19,429,396	100%	$19,548,140	100%	(0.6%)
Allowance for loan losses	(154,589)		(154,562)		0.0
Unamortized deferred loan fees	(11,737)		(10,720)		9.5
Total loans held for investment, net	$19,263,070		$19,382,858		(0.6%)

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

The ratio of non-performing assets to total assets was 0.53% as of March 31, 2024, compared to 0.40% as of December 31, 2023. Total non-performing assets increased $31.8 million, or 34.1% to $125.1 million at March 31, 2024, compared to $93.3 million at December 31, 2023, primarily due to an increase of $31.4 million, or 47.1%, in non-accrual loans and an increase of $0.4 million, or 5.6%, in accruing loans past due 90 days or more.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets were 0.64% as of March 31, 2024, compared to 0.48% as of December 31, 2023. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, decreased to 155.56% as of March 31, 2024, from 221.58% as of December 31, 2023.

The following table sets forth the changes in non-performing assets and accruing modifications to borrowers experiencing financial difficulties as of March 31, 2024, compared to December 31, 2023, and to March 31, 2023:

	March 31, 2024	December 31, 2023	% Change	March 31, 2023	% Change
	(in thousands)
Non-performing assets
Accruing loans past due 90 days or more	$7,560	$7,157	6	$12,756	(41)
Non-accrual loans:
Construction loans	22,998	7,736	197	—	—
Commercial real estate loans	47,465	32,030	48	40,218	18
Commercial loans	14,642	14,404	2	22,079	(34)
Residential mortgage loans	13,002	12,511	4	11,283	15
Total non-accrual loans	$98,107	$66,681	47	$73,580	33
Total non-performing loans	105,667	73,838	43	86,336	22
Other real estate owned	19,441	19,441	—	4,067	378
Total non-performing assets	$125,108	$93,279	34	$90,403	38
Accruing loan modifications to borrowers experiencing financial difficulties	$—	$2,872	(100)	$—	—
Allowance for loan losses	$154,589	$154,562	—	$144,884	7
Allowance for unfunded loan commitments	$9,786	$9,053	8	$13,575	(28)

Total gross loans outstanding, at period-end	$19,429,396	$19,548,140	(1)	$18,317,339	6

Allowance for loan losses to non-performing loans, at period-end	146.30%	209.33%		167.81%
Allowance for credit losses to non-performing loans, at period-end	155.56%	221.58%		183.54%
Allowance for loan losses to gross loans, at period-end	0.80%	0.79%		0.79%

Non-accrual Loans

As of March 31, 2024, total non-accrual loans were $98.1 million, an increase of $31.4 million, or 47.1%, from $66.7 million at December 31, 2023, and an increase of $24.5 million, or 33.3%, from $73.6 million at March 31, 2023. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly.

The following tables set forth the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	March 31, 2024		December 31, 2023
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$40,553	$3,203	$16,400	$3,363
Commercial real estate	42,911	—	35,877	—
Personal property (UCC)	—	11,440	—	11,041
Total	$83,464	$14,643	$52,277	$14,404

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans, equity lines and installment & other loans.

	March 31, 2024		December 31, 2023
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$47,859	$—	$25,429	$—
Wholesale/Retail	21,951	13,567	14,350	13,215
Food/Restaurant	67	279	71	361
Import/Export	—	797	—	828
Other	13,587	—	12,427	—
Total	$83,464	$14,643	$52,277	$14,404

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans, equity lines and installment & other loans.

For non-accrual loans, the amounts previously charged-off represent 4.4% of the contractual balances for non-accrual loans as of March 31, 2024, and 15.8% as of December 31, 2023. As of March 31, 2024, $83.5 million, or 85.1%, of the $98.1 million of non-accrual loans were secured by real estate compared to $52.3 million, or 78.4%, of the $66.7 million of non-accrual loans that were secured by real estate as of December 31, 2023. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

The allowance for loan losses to non-performing loans was 146.3% as of March 31, 2024, compared to 209.3% as of December 31, 2023. The decrease was due primarily to an increase in non-accrual loans. Non-accrual loans also include those modified loans to borrowers experiencing financial difficulty that do not qualify for accrual status.

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

As of March 31, 2024, construction loans of $190.7 million were disbursed with pre-established interest reserves of $36.6 million, compared to $220.6 million with pre-established interest reserves of $41.3 million at December 31, 2023.  The balance for construction loans with interest reserves that have been extended was $8.3 million with pre-established interest reserves of $0.4 million at March 31, 2024, compared to $6.4 million with pre-established interest reserves of $0.5 million at December 31, 2023.  Land loans of $16.1 million were disbursed with pre-established interest reserves of $0.4 million at March 31, 2024, compared to $12.9 million of land loans disbursed with pre-established interest reserves of $0.4 million at December 31, 2023.  There were no land loans with interest reserves which have been extended as of March 31, 2024, and December 31, 2023.

At March 31, 2024, and December 31, 2023, the Bank had no loans on non-accrual status with available interest reserves.  At March 31, 2024, and December 31, 2023, there were zero non-accrual non-residential construction loans, residential construction loans, or land loans that were originated with pre-established interest reserves.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of the property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with clients located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; and Las Vegas, Nevada. The Company also has loan clients in Hong Kong. The Company has no specific industry concentration, and generally our loans are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There were no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of March 31, 2024, or as of December 31, 2023.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 17% and 19% of the Bank’s total risk-based capital as of March 31, 2024, and December 31, 2023, respectively. Total CRE loans represented 287% of total risk-based capital as of March 31, 2024, and 292% as of December 31, 2023, which were within the Bank’s internal limit of 400%, of total capital.

CRE and Construction Loans ("CREC")

The Company’s total CREC loan portfolio is diversified by property type with an average CREC loan size of $1.8 million as of both March 31, 2024, and December 31, 2023. The following table summarizes the Company’s total CREC loans by property type as of March 31, 2024, and December31, 2023:

	As of March 31, 2024		As of December 31, 2023
($ In thousands)	Amount	%	Amount	%
Property type:

Retail	$2,342,416	23%	$2,279,677	22%
Multifamily	2,672,730	26%	2,602,430	26%
Office	1,512,982	15%	1,538,701	15%
Warehouse	1,189,291	12%	1,185,121	12%
Industrial	559,632	5%	557,630	5%
Hospitality	313,026	3%	317,111	3%
Construction & Land	450,072	4%	494,495	5%
Other	1,164,433	12%	1,177,063	12%
Total CREC loans	$10,204,582	100%	$10,152,228	100%

The weighted-average loan-to-value (“LTV”) ratio of the total CREC loan portfolio was 50% as of both March 31, 2024, and December 31, 2023. Most of our CREC loan property types had a low weighted-average LTV ratio. Approximately 84% and 83% of total CREC loans had an LTV ratio of 60% or lower as of March 31, 2024, and December 31, 2023, respectively.

The following tables provide a summary of the Company’s CREC, multifamily residential, and construction and land loans by geography as of March 31, 2024, and December 31, 2023. The distribution of the total CREC loan portfolio reflects the Company’s geographical footprint, which is primarily concentrated in California:

	As of March 31, 2024
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$2,428,198		$970,701		$257,352		$3,656,251
Northern California	1,066,948		169,270		31,476		1,267,694
California	3,495,146	49%	1,139,971	43%	288,828	64%	4,923,945	48%
New York	2,131,860	30%	1,150,521	43%	120,332	27%	3,402,713	33%
Texas	336,217	5%	107,842	4%	—	0%	444,059	4%
Illinois	237,168	3%	45,660	2%	249	0%	283,077	3%
New Jersey	125,588	2%	16,381	1%	7,585	1%	149,554	2%
Nevada	152,694	2%	25,951	1%	22,384	5%	201,029	2%
Washington	86,608	1%	146,511	5%	2,603	1%	235,722	2%
Other markets	516,499	8%	39,893	1%	8,091	2%	564,483	6%
Total CREC loans	$7,081,780	100%	$2,672,730	100%	$450,072	100%	$10,204,582	100%

	As of December 31, 2023
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$2,415,516		$931,886		$304,268		$3,651,670
Northern California	1,060,242		169,060		30,014		1,259,316
California	3,475,758	49%	1,100,946	42%	334,282	68%	4,910,986	48%
New York	2,134,507	30%	1,113,554	43%	119,849	24%	3,367,910	33%
Texas	352,005	5%	108,120	4%	—	0%	460,125	5%
Illinois	235,440	3%	45,822	2%	250	0%	281,512	3%
New Jersey	125,324	2%	16,496	1%	7,423	1%	149,243	2%
Nevada	156,199	2%	31,463	1%	22,183	4%	209,845	2%
Washington	89,016	1%	146,909	6%	2,603	1%	238,528	2%
Other markets	487,053	8%	39,120	1%	7,906	2%	534,079	5%
Total CREC loans	$7,055,302	100%	$2,602,430	100%	$494,496	100%	$10,152,228	100%

There were 48% of total CREC loans concentrated in California as of both March 31, 2024, and December 31, 2023. Changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses.

Commercial Real Estate Loans

The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. CRE loans totaled $7.08 billion as of March 31, 2024, compared with $7.06 billion as of December 31, 2023, and accounted for 36% of total loans held-for-investment, not including loans held for sale, as of both March 31, 2024, and December 31, 2023. Interest rates on CRE loans may be fixed or variable. As of March 31, 2024, 24% and 40% of our CRE portfolio were variable rate and hybrid loans in their fixed period, respectively. In comparison, as of December 31, 2023, 25% and 40% of our CRE portfolio were variable rate and hybrid loans in their fixed period, respectively. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 23% of the CRE loans as of both March 31, 2024, and December 31, 2023, respectively. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial-Multifamily Residential Loans

The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. Multifamily residential loans totaled $2.67 billion as of March 31, 2024, compared with $2.60 billion as of December 31, 2023, and accounted for 14% and 13% of total loans held-for investment, not including loans held for sale, as of March 31, 2024, and December 31, 2023, respectively. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans. As of March 31, 2024, 19% and 40% of our multifamily residential loan portfolio were variable rate and hybrid loans in their fixed period, respectively. In comparison, as of December 31, 2023, 20% and 40% of our multifamily residential loan portfolio were variable rate and hybrid loans in their fixed period, respectively.

Commercial-Construction and Land Loans

Construction and land loans provide financing for diversified projects by real estate property type. Construction and land loans totaled $450.1 million as of March 31, 2024, compared with $494.5 million as of December 31, 2023, and accounted for 2% and 3% of total loans held-for-investment, not including loans held for sale, as of March 31, 2024, and December 31, 2023, respectively. Construction loan exposure was made up of $382.8 million in loans outstanding, plus $231.2 million in unfunded commitments as of March 31, 2024, compared with $422.6 million in loans outstanding, plus $280.5 million in unfunded commitments as of December 31, 2023. Land loans totaled $67.3 million as of March 31, 2024, compared with $71.8 million as of December 31, 2023.

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

The allowance for loan losses was $154.6 million and the allowance for off-balance sheet unfunded credit commitments was $9.8 million at March 31, 2024, which represented the amount estimated by management to be appropriate to absorb expected credit losses inherent in the loan portfolio, including unfunded credit commitments. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $164.4 million at March 31, 2024, compared to $163.6 million at December 31, 2023. The allowance for credit losses represented 0.85% of period-end gross loans and 155.56% of non-performing loans at March 31, 2024. The comparable ratios were 0.84% of period-end gross loans and 221.58% of non-performing loans at December 31, 2023.

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

Our critical accounting policies and estimates are described in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Form 10-K. For more information, please also see Note 2 to the Company’s unaudited Consolidated Financial Statements.

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

Under the CECL methodology, expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of prepayments and available information about the collectability of cash flows, including information about relevant historical experience, current conditions, and reasonable and supportable forecasts of future events and circumstances. Thus, the CECL methodology incorporates a broad range of information in developing credit loss estimates. For further information regarding the calculation of the allowance for credit losses on loans held for investment using the CECL methodology, see Note 8 to the unaudited Consolidated Financial Statements contained in "Item 1. Consolidated Financial Statements."

In calculating our allowance for credit losses in the first quarter of 2024, the change in Moody’s forecast of future GDP, unemployment rates, CRE and home price indexes, did not result in a significant impact to the increase in the allowance for credit losses. The increase in the allowance for credit losses was primarily due to the worsening average risk rating of the overall loan portfolio during the quarter. Our methodology and framework along with the 8-quarter reasonable and supportable forecast period and the 4-quarter reversion period have remained consistent since the implementation of CECL. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.

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

Our allowance for credit losses is sensitive to a number of inputs, including macroeconomic forecast assumptions and credit rating migrations during the period. Our macroeconomic forecasts used in determining the March 31, 2024, allowance for credit losses consisted of three scenarios as provided by an outside forecaster. Because the December 2022 baseline scenario did not forecast a recession in the forecast period, we increased the weighting of the downside scenario to reflect our expectations that a recession in the forecast period was more likely than not. During the third quarter of 2023, in light of the continued strength of the economy, we reduced the weighting of the most severe scenario slightly. The baseline scenario reflects modest ongoing GDP growth and a modest increase in the unemployment rate peaking at 4.1% in the first quarter of 2025. Relative to the baseline scenario, the upside scenario reflects higher GDP growth and lower unemployment rates with the stronger economy resulting in slightly higher inflation, though the Federal Reserve is projected to cut the Fed funds rate starting in the third quarter of 2024. The downside scenario contemplates a recession as concerns about inflation keep the Fed funds rate elevated before the weakening economy prompts the Fed to lower the fed funds rate below the baseline starting in the third quarter of 2024, resulting in negative GDP growth for three quarters peaking at 3.6% in the third quarter of 2024, rising unemployment that peaks at 7.7% in the second quarter of 2025, a decline in CRE prices of 18.3% and a decline in residential home prices of 14.9% during the forecast period. As of March 31, 2024, we placed the same weight on our downside and base scenario, with a small weighting on the upside scenario.

Keeping all other factors constant, we estimate that if we had applied 100% weighting to the downside scenario, the allowance for credit losses as of March 31, 2024, would have been approximately $50.0 million higher. This estimate is intended to reflect the sensitivity of the allowance for credit losses to changes in our scenario weights and is not intended to be indicative of future changes in the allowance for credit losses.

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

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Allowance for loan losses
Balance at beginning of period	$154,562	$146,485
Provision for expected credit losses on loans	1,167	3,255
Charge-offs:
Commercial loans	(1,939)	(3,911)
Construction loans	(254)	(3,990)
Installment and other loans	—	(6)
Total charge-offs	(2,193)	(7,907)
Recoveries:
Commercial loans	812	511
Real estate loans (1)	241	2,540
Total recoveries	1,053	3,051
Balance at the end of period	$154,589	$144,884

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$9,053	$8,730
Provision for expected credit losses on unfunded credit commitments	733	4,845
Balance at the end of period	$9,786	$13,575

Average loans outstanding during the period	$19,498,954	$18,245,488
Total gross loans outstanding, at period-end	$19,429,396	$18,317,339
Total non-performing loans, at period-end	$105,667	$86,336
Ratio of net charge-offs to average loans outstanding during the period	0.02%	0.11%
Provision for expected credit losses to average loans outstanding during the period	0.04%	0.18%
Allowance for credit losses to non-performing loans, at period-end	155.56%	183.54%
Allowance for credit losses to gross loans, at period-end	0.85%	0.87%

        (1) Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	March 31, 2024		December 31, 2023
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	(In thousands)
Type of Loan:
Commercial loans	$51,290	16.6%	$53,791	17.1%
Construction loans	8,539	2.1	8,180	2.8
Commercial real estate loans	77,049	50.0	74,428	49.1
Residential mortgage loans and equity lines	17,701	31.3	18,140	31.0
Installment and other loans	10	0.0	23	0.0
Total loans	$154,589	100%	$154,562	100%

The allowance allocated to commercial loans decreased $2.5 million, or 4.6%, to $51.3 million at March 31, 2024, from $53.8 million at December 31, 2023. The decrease was mainly due to net charge-offs of $1.1 million.

The allowance allocated to construction loans increased $0.3 million, or 3.7% to $8.5 million at March 31, 2024, from $8.2 million at December 31, 2023. The increase is due primarily to an increase in nonaccrual real estate construction loans.

The allowance allocated to commercial real estate loans increased $2.6 million, or 3.5%, to $77.0 million at March 31, 2024, from $74.4 million at December 31, 2023. The increase is due primarily to an increase in commercial real estate loans.

The allowance allocated for residential mortgage loans and equity lines decreased $0.4 million, or 2.2% to $17.7 million at March 31, 2024, compared to $18.1 million at December 31, 2023.

Deposits

Total deposits were $19.85 billion as of March 31, 2024, an increase of $520.8 billion, or 10.8% from $19.33 billion as of December 31, 2023.

The Company calculates its uninsured deposits based on the methodologies and assumptions used for regulatory reporting. Total uninsured deposits were $8.82 billion as of March 31, 2024, increased approximately $0.11 billion, from $8.71 billion as of December 31, 2023. Excluding $0.73 billion in collateralized deposits, the uninsured and uncollateralized deposits of $8.09 billion was 40.8% of total deposits as of March 31, 2024. Our unused borrowing capacity from the Federal Home Loan Bank as of March 31, 2024, was $7.21 billion and unpledged securities at March 31, 2024, was $1.62 billion. These sources of available liquidity, including cash and short term investments, were more than 100% of uninsured and uncollateralized deposits as of March 31, 2024.

The following table sets forth the deposit mix as of the dates indicated:

	March 31, 2024		December 31, 2023
	Amount	Percentage	Amount	Percentage
	(In thousands)
Deposits
Non-interest-bearing demand deposits	$3,289,539	16.6%	$3,529,018	18.3%
NOW deposits	2,331,486	11.8	2,370,685	12.3
Money market deposits	3,117,557	15.7	3,049,754	15.8
Savings deposits	1,039,144	5.2	1,039,203	5.4
Time deposits	10,068,533	50.7	9,336,787	48.2
Total deposits	$19,846,259	100.0%	$19,325,447	100.0%

The following table sets forth the maturity distribution of time deposits at March 31, 2024:

	At March 31, 2024
	Time Deposits -under $250,000	Time Deposits -$250,000 and over	Total Time Deposits
	(In thousands)
Three months or less	$1,142,580	$1,290,361	$2,432,941
Over three to six months	1,774,412	1,858,433	3,632,845
Over six to twelve months	1,536,806	2,432,900	3,969,706
Over twelve months	20,013	13,028	33,041
Total	$4,473,811	$5,594,722	$10,068,533

Percent of total deposits	22.5%	28.2%	50.7%

FDIC Special Assessment and Uninsured Deposits

In November 2023, the FDIC approved a final rule that would impose a special deposit insurance assessment on banks in order to recover losses that the FDIC's Deposit Insurance Fund ("DIF") has incurred in the receiverships of failed institutions. Under the final rule, the FDIC would impose the special assessment for eight quarterly assessment periods beginning with the first quarter of 2024 assessment period, subject to adjustment if the total amount collected is insufficient to cover the DIF's cost. Each quarterly special assessment would be equal to 3.36 basis points (0.0336%) of a bank's estimated uninsured deposits that exceeded $5 billion as of December 31, 2022. The Company recognized $11.3 million related to the special assessment in the fourth quarter of 2023. Based on updated information received from the FDIC about the estimated losses for the failed institutions, the Company recognized an additional $2.9 million of the special assessment in the first quarter ended March 31, 2024. Depending on future adjustments to the DIF's estimated loss, the FDIC has retained the ability to cease collection early, extend the special assessment collection period, or impose a one-time final shortfall assessment.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of March 31, 2024. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts:

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$10,035,492	$28,368	$—	$4,673	$10,068,533
Advances from the Federal Home Loan Bank	265,000	—	—	—	265,000
Other borrowings	—	—	—	17,557	17,557
Long-term debt	—	—	—	119,136	119,136
Operating leases	10,889	16,345	9,160	730	37,124
Total contractual obligations and other commitments	$10,311,381	$44,713	$9,160	$142,096	$10,507,350

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

Capital Resources

Total equity was $2.78 billion as of March 31, 2024, an increase of $41.5 million, from $2.74 billion as of December 31, 2023, primarily due to net income of $71.4 million, stock-based compensation of $0.9 million, proceeds from dividend reinvestment of $0.7 million and purchase of treasury stock of $8 thousand, offset by, common stock cash dividends of $24.7 million, other comprehensive loss of $6.9 million, and shares withheld related to net share settlement of RSUs of $24 thousand.

The following table summarizes changes in total equity for the three months ended March 31, 2024:

Three Months Ended
March 31, 2024
(In thousands)
Net income	$71,435
Proceeds from shares issued through the Dividend Reinvestment Plan	744
Shares withheld related to net share settlement of RSUs	(24)
Purchase of treasury stock	8
Share-based compensation	905
Cash dividends paid to common stockholders	(24,708)
Other comprehensive loss	(6,863)
Net increase in total equity	$41,497

Capital Adequacy Review

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The following tables set forth actual and required capital ratios as of March 31, 2024, and December 31, 2023, for Bancorp and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2023 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(In thousands)
March 31, 2024

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,479,680	13.08	$1,327,504	7.00	$1,232,682	6.50
Cathay Bank	2,557,025	13.49	1,326,473	7.00	1,231,725	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,479,680	13.08	1,611,969	8.50	1,517,148	8.00
Cathay Bank	2,557,025	13.49	1,610,717	8.50	1,515,969	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,759,555	14.55	1,991,256	10.50	1,896,435	10.00
Cathay Bank	2,721,400	14.36	1,989,709	10.50	1,894,961	10.00

Leverage Ratio
Cathay General Bancorp	2,479,680	10.71	926,084	4.00	1,157,606	5.00
Cathay Bank	2,557,025	11.06	925,192	4.00	1,156,490	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(In thousands)
December 31, 2023

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,430,773	12.84	$1,325,277	7.00	$1,230,615	6.50
Cathay Bank	2,501,439	13.23	1,323,846	7.00	1,229,286	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,430,773	12.84	1,609,265	8.50	1,514,602	8.00
Cathay Bank	2,501,439	13.23	1,607,527	8.50	1,512,967	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,709,888	14.31	1,987,916	10.50	1,893,253	10.00
Cathay Bank	2,665,054	14.09	1,985,769	10.50	1,891,209	10.00

Leverage Ratio
Cathay General Bancorp	2,430,773	10.55	921,473	4.00	1,151,841	5.00
Cathay Bank	2,501,439	10.87	920,670	4.00	1,150,838	5.00

As of March 31, 2024, capital levels at Bancorp and the Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of March 31, 2024, at Bancorp and the Bank exceed the minimum levels necessary to be considered “well capitalized.”

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

The Company declared a cash dividend of $0.34 per share on 72,669,738 shares outstanding on February 28, 2024, for distribution to holders of our common stock on March 11, 2024. The Company paid total cash dividends of $24.7 million in the first quarter of 2024.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and client credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of March 31, 2024, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 13.8% compared to 13.7% as of December 31, 2023.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At March 31, 2024, the Bank had an approved credit line with the FHLB of San Francisco totaling $8.07 billion. Total advances from the FHLB of San Francisco were $265.0 million and standby letters of credit issued by the FHLB on the Company’s behalf were $894.0 million as of March 31, 2024. These borrowings bear fixed rates and are secured by the Bank’s loans. See Note 10 to the Consolidated Financial Statements. At March 31, 2024, the Bank pledged $336.2 thousand of its commercial loans and $1.1 million of securities to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $1.3 million from the Federal Reserve Bank Discount Window at March 31, 2024.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At March 31, 2024, investment securities totaled $1.65 billion, with $30.6 million pledged as collateral for borrowings and other commitments. The remaining balance was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 99.7% of our time deposits mature within one year or less as of March 31, 2024. Management anticipates that these deposits will reprice lower as a result of the expected decreases in the target Fed funds rate expected in 2024. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. As of March 31, 2024, management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $26.0 million and $24.6 million during the first quarter of 2024 and 2023, respectively.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2024:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	14.2	-8.1
+100	7.2	-4.1
-100	-5.6	5.32
-200	-11.4	11.59

(1)

The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios. Much of the increase in net interest income is due to the lag in the repricing of certificates of deposits which mature throughout the twelve-month period.

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

There has not been any change in our internal control over financial reporting that occurred during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS.

From time to time, Bancorp and its subsidiaries are parties to litigation that arises in the ordinary course of business or otherwise is incidental to various aspects of its operations. Based upon information available to the Company and its review of any such litigation with counsel, management presently believes that the liability relating to such litigation, if any, would not be expected to have a material adverse impact on the Company’s consolidated financial condition, results of operations or liquidity taken as a whole. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal matters currently pending or threatened against the Company could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity taken as a whole.

Item 1A.      RISK FACTORS.

The Company is not aware of any material change to the risk factors as previously disclosed in Part I, Item 1A, of the Company’s 2023 Form 10-K for the year ended December 31, 2023. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Part I, Item 1A, of the Company’s 2023 Form 10-K for the year ended December 31, 2023, which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risk factors disclosed in the 2023 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties, including those not presently known to the Company or that the Company presently believes not to be material, could also materially and adversely affect the Company’s business, financial condition, and results of operations and stock price.

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

Exhibit 31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1++	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2++	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document*

____________________

+	Filed herewith.

++	Furnished herewith.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp
(Registrant)

Date: May 8, 2024
/s/ Chang M. Liu
Chang M. Liu
President and Chief Executive Officer

Date: May 8, 2024
/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and
Chief Financial Officer