Form 10-Q
period 2024-06-30
CATHAY GENERAL BANCORP
filed 2024-08-08
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number	001-31830

CATHAY GENERAL BANCORP

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CATY	Nasdaq Global Select Market

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

Common stock, $0.01 par value, 72,170,433 shares outstanding as of July 31, 2024.

    CATHAY GENERAL BANCORP AND SUBSIDIARIES

2ND QUARTER 2024 REPORT ON FORM 10-Q

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

   PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023
	(In thousands, except share data)
Assets
Cash and due from banks	$160,389	$173,988
Short-term investments and interest-bearing deposits	944,612	654,813
Securities available-for-sale (amortized cost of $1,780,251 at June 30, 2024, and $1,726,080 at December 31, 2023)	1,648,731	1,604,570
Loans held for investment	19,357,524	19,548,140
Less: Allowance for loan losses	(153,404)	(154,562)
Unamortized deferred loan fees, net	(10,785)	(10,720)
Loans held for investment, net	19,193,335	19,382,858
Equity securities	31,488	40,406
Federal Home Loan Bank stock	17,250	17,746
Other real estate owned, net	18,277	19,441
Affordable housing investments and alternative energy partnerships, net	309,834	315,683
Premises and equipment, net	89,451	91,097
Customers’ liability on acceptances	16,264	3,264
Accrued interest receivable	99,434	97,673
Goodwill	375,696	375,696
Other intangible assets, net	3,860	4,461
Right-of-use assets - operating leases	32,858	32,076
Other assets	293,766	267,762
Total assets	$23,235,245	$23,081,534

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$3,161,632	$3,529,018
Interest-bearing:
NOW deposits	2,145,580	2,370,685
Money market deposits	3,182,031	3,049,754
Savings deposits	1,014,287	1,039,203
Time deposits	10,269,487	9,336,787
Total deposits	19,773,017	19,325,447
Advances from the Federal Home Loan Bank	165,000	540,000
Other borrowings of affordable housing investments	17,838	15,787
Long-term debt	119,136	119,136
Acceptances outstanding	16,264	3,264
Lease liabilities - operating leases	35,355	34,797
Other liabilities	315,393	306,528
Total liabilities	20,442,003	20,344,959
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 91,583,456 issued and 72,170,433 outstanding at June 30, 2024, and 91,392,480 issued and 72,668,927 outstanding at December 31, 2023	916	914
Additional paid-in-capital	988,772	987,953
Accumulated other comprehensive loss, net	(93,060)	(85,416)
Retained earnings	2,589,132	2,500,341
Treasury stock, at cost (19,413,023 shares at June 30, 2024, and 18,723,553 shares at December 31, 2023)	(692,518)	(667,217)
Total stockholders' equity	2,793,242	2,736,575
Total liabilities and stockholders' equity	$23,235,245	$23,081,534

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable	$303,336	$273,478	$605,864	$534,657
Investment securities	15,644	12,370	30,595	24,134
Federal Home Loan Bank stock	499	298	930	602
Deposits with banks	13,381	13,959	28,113	26,098
Total interest and dividend income	332,860	300,105	665,502	585,491

Interest Expense
Time deposits	118,076	79,975	227,622	144,149
Other deposits	44,512	30,659	87,300	54,476
Advances from Federal Home Loan Bank	2,316	5,498	11,632	8,096
Long-term debt	1,863	1,552	3,584	2,995
Short-term debt	777	888	1,476	1,807
Total interest expense	167,544	118,572	331,614	211,523

Net interest income before provision for credit losses	165,316	181,533	333,888	373,968
Provision for credit losses	6,600	9,155	8,500	17,255
Net interest income after provision for credit losses	158,716	172,378	325,388	356,713

Non-Interest Income
Net (losses)/gains from equity securities	(1,430)	10,663	(10,457)	15,516
Net gains/(losses) from securities available for sale	—	—	1,107	(3,000)
Letters of credit commissions	1,888	1,664	3,605	3,234
Depository service fees	1,778	1,641	3,328	3,473
Wealth management fees	5,678	3,639	11,316	7,536
Other operating income	5,301	5,503	10,927	10,595
Total non-interest income	13,215	23,110	19,826	37,354

Non-Interest Expense
Salaries and employee benefits	40,439	37,048	83,991	75,274
Occupancy expense	5,652	5,528	11,619	11,032
Computer and equipment expense	5,391	4,227	10,459	8,512
Professional services expense	8,212	8,900	15,204	16,306
Data processing service expense	3,877	3,672	7,806	7,396
FDIC and regulatory assessments	3,742	3,012	9,831	6,167
Marketing expense	1,474	2,416	3,388	3,190
Other real estate owned expense	1,482	81	1,735	131
Amortization of investments in low-income housing and alternative energy partnerships	23,396	21,746	37,828	37,340
Amortization of core deposit intangibles	259	559	598	809
Other operating expense	5,428	5,632	10,132	9,850
Total non-interest expense	99,352	92,821	192,591	176,007

Income before income tax expense	72,579	102,667	152,623	218,060
Income tax expense	5,750	9,447	14,359	28,833
Net income	$66,829	$93,220	$138,264	$189,227

Other Comprehensive Income/(Loss), net of tax
Net holding (losses)/gains on securities available-for-sale	(448)	(7,531)	(6,870)	4,128
Net holding losses on cash flow hedge derivatives	(333)	(441)	(774)	(882)
Total other comprehensive (loss)/income, net of tax	(781)	(7,972)	(7,644)	3,246
Total other comprehensive income	$66,048	$85,248	$130,620	$192,473

Net Income Per Common Share:
Basic	$0.92	$1.29	$1.90	$2.61
Diluted	$0.92	$1.28	$1.90	$2.60
Cash dividends paid per common share	$0.34	$0.34	$0.68	$0.68
Average Common Shares Outstanding:
Basic	72,658,810	72,536,301	72,666,392	72,534,779
Diluted	72,825,356	72,753,746	72,898,256	72,826,301

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three Months Ended	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
	(In thousands, except share and per share data)
Balance at March 31, 2024	72,688,191	$914	$989,578	$(92,279)	$2,547,068	$(667,209)	$2,778,072
Dividend Reinvestment Plan	20,774	—	744	—	—	—	744
Restricted stock units vested	126,818	2	—	—	—	—	2
Stock issued to directors	24,120	—	850	—	—	—	850
Shares withheld related to net share settlement of RSUs	—	—	(3,684)	—	—	—	(3,684)
Purchases of treasury stock	(689,470)	—	—	—	—	(25,309)	(25,309)
Stock-based compensation	—	—	1,284	—	—	—	1,284
Cash dividends of $0.34 per share	—	—	—	—	(24,765)	—	(24,765)
Other comprehensive loss	—	—	—	(781)	—	—	(781)
Net income	—	—	—	—	66,829	—	66,829
Balance at June 30, 2024	72,170,433	$916	$988,772	$(93,060)	$2,589,132	$(692,518)	$2,793,242

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three Months Ended	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
	(In thousands, except share and per share data)
Balance at March 31, 2023	72,390,694	$911	$983,534	$(91,077)	$2,316,258	$(667,287)	$2,542,339
Dividend Reinvestment Plan	26,852	1	915	—	—	—	916
Restricted stock units vested	120,263	1	—	—	—	—	1
Stock issued to directors	25,360	—	849	—	—	—	849
Shares withheld related to net share settlement of RSUs	—	—	(3,512)	—	—	—	(3,512)
Purchases of treasury stock	—	—	—	—	—	44	44
Stock-based compensation	—	—	1,447	—	—	—	1,447
Cash dividends of $0.34 per share	—	—	—	—	(24,661)	—	(24,661)
Other comprehensive income	—	—	—	(7,972)	—	—	(7,972)
Net income	—	—	—	—	93,220	—	93,220
Balance at June 30, 2023	72,563,169	$913	$983,233	$(99,049)	$2,384,817	$(667,243)	$2,602,671

See accompanying Notes to Consolidated Financial Statements.

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Six Months Ended	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
	(In thousands, except share and per share data)
Balance at December 31, 2023	72,668,927	$914	$987,953	$(85,416)	$2,500,341	$(667,217)	$2,736,575
Dividend Reinvestment Plan	39,242	—	1,488	—	—	—	1,488
Restricted stock units vested	127,614	2	—	—	—	—	2
Stock issued to directors	24,120	—	850	—	—	—	850
Shares withheld related to net share settlement of RSUs	—	—	(3,708)	—	—	—	(3,708)
Purchases of treasury stock	(689,470)	—	—	—	—	(25,301)	(25,301)
Stock-based compensation	—	—	2,189	—	—	—	2,189
Cash dividends of $0.68 per share	—	—	—	—	(49,473)	—	(49,473)
Other comprehensive loss	—	—	—	(7,644)	—	—	(7,644)
Net income	—	—	—	—	138,264	—	138,264
Balance at June 30, 2024	72,170,433	$916	$988,772	$(93,060)	$2,589,132	$(692,518)	$2,793,242

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Six Months Ended	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
	(In thousands, except share and per share data)
Balance at December 31, 2022	72,742,151	$911	$981,119	$(102,295)	$2,244,856	$(650,551)	$2,474,040
Dividend Reinvestment Plan	49,872	1	1,833	—	—	—	1,834
Restricted stock units vested	120,876	1	—	—	—	—	1
Stock issued to directors	25,360	—	850	—	—	—	850
Shares withheld related to net share settlement of RSUs	—	—	(3,527)	—	—	—	(3,527)
Purchases of treasury stock	(375,090)	—	—	—	—	(16,692)	(16,692)
Stock-based compensation	—	—	2,958	—	—	—	2,958
Cash dividends of $0.68 per share	—	—	—	—	(49,266)	—	(49,266)
Other comprehensive loss	—	—	—	3,246	—	—	3,246
Net income	—	—	—	—	189,227	—	189,227
Balance at June 30, 2023	72,563,169	$913	$983,233	$(99,049)	$2,384,817	$(667,243)	$2,602,671

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Cash Flows from Operating Activities
Net income	$138,264	$189,227
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,500	17,255
Provision for losses on other real estate owned	1,164	—
Deferred tax benefit	(11,971)	(9,132)
Depreciation and amortization	3,696	4,407
Amortization of right-of-use asset	4,912	4,768
Change in operating lease liabilities	558	1,352
Net gains on sale of loans	(58)	—
Loss on sales or disposal of premises and equipment	—	6
Amortization on alternative energy partnerships, venture capital and other investments	37,828	37,340
Net gains on sales of securities available-for-sale	(1,107)	(14)
Amortization/accretion of securities available-for-sale premiums/discounts, net	(12,912)	(2,964)
Unrealized loss/(gain) on equity securities	10,457	(15,516)
Write-off of securities available-for-sale	—	3,000
Stock-based compensation and stock issued to officers as compensation	3,039	3,808
Net change in accrued interest receivable and other assets	(21,638)	(50,971)
Net change in other liabilities	355	29,281
Net cash provided by operating activities	161,087	211,847

Cash Flows from Investing Activities
Purchase of securities available-for-sale	(645,827)	(180,216)
Proceeds from repayments, maturities and calls of securities available-for-sale	571,097	173,010
Proceeds from sale of securities available-for-sale	33,690	—
Purchase of Federal Home Loan Bank stock	(12,535)	(15,422)
Redemption of Federal Home Loan Bank stock	13,031	7,430
Proceeds from sale of loans originally classified as held-for-investment	107,012	—
Net decrease/(increase) in loans	74,489	(705,534)
Purchase of premises and equipment	(1,449)	(962)
Net increase in affordable housing investments and alternative energy partnerships	(20,036)	(24,329)
Net cash provided/(used) for investing activities	119,472	(746,023)

Cash Flows from Financing Activities
Increase in deposits	447,635	591,689
Advances from Federal Home Loan Bank	5,968,000	5,770,000
Repayment of Federal Home Loan Bank borrowings	(6,343,000)	(5,440,000)
Cash dividends paid	(49,473)	(49,266)
Purchases of treasury stock	(25,301)	(16,692)
Proceeds from shares issued under Dividend Reinvestment Plan	1,488	1,835
Taxes paid related to net share settlement of RSUs	(3,708)	(3,527)
Net cash (used)/provided by financing activities	(4,359)	854,039

Increase in cash, cash equivalents, and restricted cash	276,200	319,863
Cash, cash equivalents, and restricted cash, beginning of the period	828,801	1,162,402
Cash, cash equivalents, and restricted cash, end of the period	$1,105,001	$1,482,265

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$322,960	$203,611
Income taxes paid	$32,867	$48,712
Non-cash investing and financing activities:
Net change in unrealized holding (loss)/gain on securities available-for-sale, net of tax	$(6,870)	$4,128
Net change in unrealized holding loss on cash flow hedge derivatives	$(774)	$(882)
Loans transferred from held-for-investment to held-for-sale	$106,953	$—

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), and eleven limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of June 30, 2024, the Bank operates 24 branches in Southern California, 19 branches in Northern California, 9 branches in New York State, four in Washington State, two in Illinois, two in Texas, one in Maryland, Massachusetts, Nevada, and New Jersey, one in Hong Kong, and a representative office in Taipei, Beijing, and Shanghai. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the audited Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024 (the “2023 Form 10-K”).

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

   Other Accounting Standards Pending Adoption

In November 2023, ASU No. 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures”, was issued.  This ASU expands the disclosure requirements for reportable segments of public entities by adding the following disclosure requirements.  The amendments require, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, on an annual and interim basis, disclose amount and description of composition of other segment items.  This amount reconciles segment revenues, less the significant segment expenses, to the reported measure of segment profit or loss; expands the current interim disclosure requirements to require all existing annual disclosures about a reportable segment’s profit or loss and assets also be made on an interim basis; clarifies that if a CODM uses more than one measure of segment profit or loss, then the entity may disclose one or more measures, but at least one measure should be that which is most consistent with GAAP measurement principles; requires annual disclosure of the title and position of the CODM as well as explanation of how the CODM uses the reported measures in assessing segment performance and allocating resources.  The amendments in this update are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

On March 6, 2024, the U.S. Securities and Exchange Commission ("SEC") adopted final rules under SEC Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors”. This rule will require that climate-related information be included in a Company’s annual reports and registration statements. The disclosure requirements will apply to the Company's fiscal year beginning January 1, 2025; however, the SEC has determined to stay the application of this rule pending the completion of judicial review in legal challenges related to the rule. The Company is currently evaluating the final rule to determine its impact on the Company's disclosures.

In December 2023, ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” was issued.  This ASU amends the disclosure requirements for income taxes, including the requirement for further disaggregation of the income tax rate reconciliation and income taxes paid disclosures.  The amendments in this guidance are effective for annual periods beginning after December 15, 2024.  These amendments should be applied prospectively, with the option to apply retrospectively.  The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

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

The Company had average excess balance with FRBSF of $993.3 million as of June 30, 2024, and $1.09 billion as of  December 31, 2023. As of June 30, 2024, and December 31, 2023, the Company had $57.0 million and $53.8 million, respectively, as cash margin that serves as collateral on deposits in a cash margin account for interest rate swaps. Of the balances held in the cash margin account $8.4 million and $8.6 million, respectively, are restricted as of  June 30, 2024, and December 31, 2023. As of June 30, 2024, and December 31, 2023, the Company held $14.8 million and $6.4 million, respectively, in a restricted escrow account with a major bank for its alternative energy investments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except share and per share data)

Net income	$66,829	$93,220	$138,264	$189,227

Weighted-average shares:
Basic weighted-average number of common shares outstanding	72,658,810	72,536,301	72,666,392	72,534,779
Dilutive effect of weighted-average outstanding common share equivalents:
RSUs	166,546	217,445	231,864	291,522
Diluted weighted-average number of common shares outstanding	72,825,356	72,753,746	72,898,256	72,826,301

Average restricted stock units with anti-dilutive effect	34,205	5,527	17,103	3,165
Earnings per common share:
Basic	$0.92	$1.29	$1.90	$2.61
Diluted	$0.92	$1.28	$1.90	$2.60

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

The following table presents RSU activity during the six months ended June 30, 2024:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2023	194,389	$34.83	349,661	$32.94
Granted	75,827	37.72	121,412	37.79
Vested	(41,186)	36.15	(113,764)	36.91
Forfeited	(23,424)	41.97	(17,395)	39.26
Balance at June 30, 2024	205,606	$34.82	339,914	$33.02

The compensation expense recorded for RSUs was $1.3 million and $1.4 million for the three months ended June 30, 2024, and 2023, respectively. For the six months ended June 30, 2024, and 2023, the compensation expense recorded for RSUs was $2.2 million and $3.0 million, respectively. Unrecognized stock-based compensation expense related to RSUs was $13.5 million and $5.9 million as of June 30, 2024, and 2023, respectively. As of June 30, 2024, these costs are expected to be recognized over the next 2.3 years for time-based and performance-based RSUs.

As of June 30, 2024, 1,238,522 shares were available for future grants under the Company’s 2005 Incentive Plan, as amended and restated.

7. Investment Securities

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale ("AFS") as of June 30, 2024, and December 31, 2023

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities AFS
U.S. treasury securities	$545,093	$—	$93	$545,000
U.S. government agency entities	11,063	65	118	11,010
U.S. government sponsored entities	79,785	—	51	79,734
Mortgage-backed securities	846,407	63	117,706	728,764
Collateralized mortgage obligations	29,551	—	3,472	26,079
Corporate debt securities	268,352	26	10,234	258,144
Total	$1,780,251	$154	$131,674	$1,648,731

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities AFS
U.S. treasury securities	$495,167	$153	$20	$495,300
U.S. government agency entities	48,282	117	230	48,169
Mortgage-backed securities	892,942	223	106,442	786,723
Collateralized mortgage obligations	31,238	—	3,194	28,044
Corporate debt securities	258,451	22	12,139	246,334
Total	$1,726,080	$515	$122,025	$1,604,570

As of June 30, 2024, and December 31, 2023, the amortized cost of AFS securities excluded accrued interest receivables of $6.3 million and $5.5 million, respectively, which are included in accrued interest receivable on the Consolidated Balance Sheets. For the Company’s accounting policy related to AFS securities accrued interest receivable, see Note 1 - Summary of Significant Accounting Policies – Securities Available for Sale – Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2023 Form 10-K.

The amortized cost and fair value of securities AFS as of June 30, 2024, by contractual maturities, are set forth in the tables below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	June 30, 2024
	Securities AFS
	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$685,036	$684,480
Due after one year through five years	210,194	200,598
Due after five years through ten years	129,557	120,163
Due after ten years	755,464	643,490
Total	$1,780,251	$1,648,731

Equity Securities - The Company recognized an unrealized net loss of $1.4 million for the three months ended June 30, 2024, due to a decrease in fair value of equity investments with readily determinable fair values compared to a net gain of $10.7 million for the three months ended June 30, 2023. The Company recognized a net loss of $10.5 million for the six months ended June 30, 2024, due to a decrease in fair value of equity investments with readily determinable fair values compared to a net gain of $15.5 million for the six months ended June 30, 2023. Equity securities were $31.5 million and $40.4 million as of June 30, 2024, and December 31, 2023, respectively.

The following tables set forth the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of  June 30, 2024, and  December 31, 2023:

	June 30, 2024
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities AFS
U.S. treasury securities	$545,000	$93	$—	$—	$545,000	$93
U.S. government agency entities	1,303	1	2,426	117	3,729	118
U.S. government sponsored entities	79,734	51	—	—	79,734	51
Mortgage-backed securities	16,029	245	711,787	117,461	727,816	117,706
Collateralized mortgage obligations	—	—	26,079	3,472	26,079	3,472
Corporate debt securities	64,857	209	178,261	10,025	243,118	10,234
Total	$706,923	$599	$918,553	$131,075	$1,625,476	$131,674

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities AFS
U.S. treasury securities	$49,831	$20	$—	$—	$49,831	$20
U.S. government agency entities	18,301	108	1,313	122	19,614	230
Mortgage-backed securities	—	—	768,274	106,442	768,274	106,442
Collateralized mortgage obligations	—	—	28,044	3,194	28,044	3,194
Corporate debt securities	64,448	552	166,864	11,587	231,312	12,139
Total	$132,580	$680	$964,495	$121,345	$1,097,075	$122,025

As of June 30, 2024, the Company had a total of 203 AFS securities in a gross unrealized loss position with no credit impairment, consisting primarily of 153 mortgage-backed securities, and 25 Corporate debt securities, 11 U.S. treasury securities, five collateralized mortgage obligations and five U.S. government agency securities. In comparison, as of December 31, 2023, the Company has a total of 192 AFS securities in a gross unrealized loss position with no credit impairment, consisting primarily of 154 mortgage-backed securities, 24 Corporate debt securities, one U.S. treasury securities, five collateralized mortgage obligations and eight U.S. government agency securities.

In March 2023, the Company recorded a $3.0 million write-off of its holdings of securities AFS from the failed Signature Bank. During the six months ended June 30, 2024, the Company sold that security for $1.4 million.

Allowance for Credit Losses

The AFS securities that were in an unrealized loss position at June 30, 2024, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 - Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2023 Form 10-K.

The Company concluded the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell securities AFS that have declined below their cost before their anticipated recovery. Accordingly, no allowance for credit losses was recorded as of June 30, 2024, against these securities, and there was no provision for credit losses recognized for the three and six months ended June 30, 2024.

AFS securities having a carrying value of $18.9 million and $134.2 million as of June 30, 2024, and December 31, 2023, respectively, were pledged to secure public deposits and other borrowings.

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

The types of loans in the Company’s Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023, were as follows:

	June 30, 2024	December 31, 2023
	(In thousands)

Commercial loans	$3,090,763	$3,305,048
Construction loans	356,978	422,647
Commercial real estate loans	9,886,030	9,729,581
Residential mortgage loans	5,782,202	5,838,747
Equity lines	235,277	245,919
Installment and other loans	6,274	6,198
Gross loans	$19,357,524	$19,548,140
Allowance for loan losses	(153,404)	(154,562)
Unamortized deferred loan fees, net	(10,785)	(10,720)
Total loans held for investment, net	$19,193,335	$19,382,858

Loans held for sale	$—	$—

As of June 30, 2024, and  December 31, 2023, recorded investment in non-accrual loans was $107.3 million and $66.7 million, respectively. For non-accrual loans, the amounts previously charged-off represent 11.6% and 15.8% of the contractual balances for non-accrual loans as of June 30, 2024, and December 31, 2023, respectively.

The following table presents non-accrual loans and the related allowance as of June 30, 2024, and December 31, 2023.  There were no non-accrual loans with allocated allowance as of  June 30, 2024, and  December 31, 2023.

	June 30, 2024
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance:
Commercial loans	$15,890	$4,075	$—
Construction loans	22,998	22,998	—
Commercial real estate loans	72,238	60,085	—
Residential mortgage loans and equity lines	20,585	20,112	—
Subtotal	$131,711	$107,270	$—

Total non-accrual loans	$131,711	$107,270	$—

	December 31, 2023
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance:
Commercial loans	$26,310	$14,404	$—
Construction loans	7,736	7,736	—
Commercial real estate loans	41,725	32,030	—
Residential mortgage loans and equity lines	12,957	12,511	—
Subtotal	$88,728	$66,681	$—

Total non-accrual loans	$88,728	$66,681	$—

The following tables present the average recorded investment and interest income recognized on non-accrual loans for the period indicated:

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$7,462	$3	$11,279	$5
Construction loans	22,998	—	25,548	—
Commercial real estate loans	57,997	74	50,934	122
Residential mortgage loans and equity lines	16,720	—	15,445	—
Total non-accrual loans	$105,177	$77	$103,206	$127

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$20,518	$4	$21,948	$7
Commercial real estate loans	39,069	166	37,650	397
Residential mortgage loans and equity lines	11,741	—	10,858	.
Installment and other loans	—	—	1	—
Total non-accrual loans	$71,328	$170	$70,457	$404

The following tables present the aging of the loan portfolio by type as of June 30, 2024, and as of December 31, 2023:

	June 30, 2024
	Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$6,567	$5,532	$2,207	$4,075	$18,381	$3,072,382	$3,090,763
Construction loans	—	—	—	22,998	22,998	333,980	356,978
Commercial real estate loans	925	12,702	1,236	60,085	74,948	9,811,082	9,886,030
Residential mortgage loans and equity lines	954	6,510	—	20,112	27,576	5,989,903	6,017,479
Installment and other loans	3	—	—	—	3	6,271	6,274
Total loans	$8,449	$24,744	$3,443	$107,270	$143,906	$19,213,618	$19,357,524

	December 31, 2023
	Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$11,771	$7,770	$508	$14,404	$34,453	$3,270,595	$3,305,048
Construction loans	25,389	22,998	—	7,736	56,123	366,524	422,647
Commercial real estate loans	27,900	1,503	6,649	32,030	68,082	9,661,499	9,729,581
Residential mortgage loans and equity lines	59,606	6,670	—	12,511	78,787	6,005,879	6,084,666
Installment and other loans	32	—	—	—	32	6,166	6,198
Total loans	$124,698	$38,941	$7,157	$66,681	$237,477	$19,310,663	$19,548,140

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

The following table presents the amortized cost of loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted and the financial effects of the modifications for the three and six months ended June 30, 2024, and  June 30, 2023, by loan class and modification type.

	Three Months Ended June 30, 2024					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Rate Reduction	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	(In thousands)
Loan Type
Commercial loans	$4,883	$—	$—	$4,883	0.16%	0.74	1.5	0.0
Total	$4,883	$—	$—	$4,883

	Six Months Ended June 30, 2024					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Rate Reduction	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	(In thousands)
Loan Type
Commercial loans	$4,883	$—	$1,836	$6,719	0.22%	0.06	1.8	0.3
Residential mortgage loans	—	221	—	221	0.00%	0.15	0.0	2.0
Total	$4,883	$221	$1,836	$6,940

	Three Months Ended June 30, 2023					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Rate Reduction	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	(In thousands)
Loan Type
Commercial loans	$—	$—	$126	$126	0.00%	3.25	0.75	0.25
Total	$—	$—	$126	$126

	Six Months Ended June 30, 2023					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Rate Reduction	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	(In thousands)
Loan Type
Commercial loans	$—	$—	$126	$126	0.00%	3.25	0.75	0.25
Total	$—	$—	$126	$126

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company tracks the performance of modified loans. There were no loans that received a modification during the three and six months ended June 30, 2024, that subsequently defaulted.

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification.  There were no loans that received modifications which subsequently defaulted during the three and six months ended June 30, 2024.

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the performance of loans that were modified for the three and six months ended  June 30, 2024, since the adoption of ASU 2022-02 on January 1, 2023.

	Three Months Ended June 30, 2024
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	(In thousands)
Loan Type
Commercial loans	$4,883	$—	$—	$4,883
Total	$4,883	$—	$—	$4,883

	Six Months Ended June 30, 2024
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	(In thousands)
Loan Type
Commercial loans	$6,719	$—	$—	$6,719
Residential mortgage loans	221	—	—	221
Total	$6,940	$—	$—	$6,940

	Three Months Ended June 30, 2023
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	(In thousands)
Loan Type
Commercial loans	$126	$—	$—	$126
Total	$126	$—	$—	$126

	Six Months Ended June 30, 2023
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	(In thousands)
Loan Type
Commercial loans	$126	$—	$—	$126
Total	$126	$—	$—	$126

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of June 30, 2024, there were no commitments to lend additional funds to borrowers experiencing financial difficulty and whose loans were modified.

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

The following table summarizes the Company’s loans held for investment and current year-to-date gross write-offs as of June 30, 2024, and December 31, 2023, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification. Revolving Loans that are converted to term loans presented in the table below are excluded from the term loans by vintage year columns.

	Loans Amortized Cost Basis by Origination Year
June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$282,985	$331,024	$242,031	$262,156	$57,262	$120,683	$1,609,154	$8,483	$2,913,778
Special Mention	420	246	2,749	14,406	21,973	8,359	32,118	—	80,271
Substandard	154	6,486	15,328	—	—	6,406	64,099	373	92,846
Total	$283,559	$337,756	$260,108	$276,562	$79,235	$135,448	$1,705,371	$8,856	$3,086,895
YTD gross write-offs	$—	$401	$441	$8,096	$148	$40	$1,070	$—	$10,196
Construction loans
Pass/Watch	$1,066	$43,592	$136,198	$77,477	$2,564	$13,620	$—	$—	$274,517
Special Mention	—	3,509	—	31,146	23,997	—	—	—	58,652
Substandard	—	—	—	—	—	22,998	—	—	22,998
Total	$1,066	$47,101	$136,198	$108,623	$26,561	$36,618	$—	$—	$356,167
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate loans
Pass/Watch	$686,111	$2,120,624	$1,851,089	$1,529,293	$847,101	$2,433,709	$168,127	$—	$9,636,054
Special Mention	—	11,210	15,500	9,249	1,847	21,528	2,099	—	61,433
Substandard	—	11,185	30,393	46,226	4,992	86,327	2,041	—	181,164
Total	$686,111	$2,143,019	$1,896,982	$1,584,768	$853,940	$2,541,564	$172,267	$—	$9,878,651
YTD gross write-offs	$—	$—	$—	$—	$—	$251	$—	$—	$251
Residential mortgage loans
Pass/Watch	$342,901	$1,069,894	$1,072,956	$848,067	$486,990	$1,935,373	$—	$—	$5,756,181
Special Mention	—	—	—	—	33	1,598	—	—	1,631
Substandard	—	574	2,388	3,906	4,594	13,370	—	—	24,832
Total	$342,901	$1,070,468	$1,075,344	$851,973	$491,617	$1,950,341	$—	$—	$5,782,644
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity lines
Pass/Watch	$—	$—	$87	$—	$—	$—	$217,511	$16,280	$233,878
Substandard	—	—	—	—	—	—	1,982	333	2,315
Total	$—	$—	$87	$—	$—	$—	$219,493	$16,613	$236,193
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$3	$3
Installment and other loans
Pass/Watch	$1,171	$4,848	$169	$1	$—	$—	$—	$—	$6,189
Total	$1,171	$4,848	$169	$1	$—	$—	$—	$—	$6,189
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans	$1,314,808	$3,603,192	$3,368,888	$2,821,927	$1,451,353	$4,663,971	$2,097,131	$25,469	$19,346,739
Total YTD gross write-offs	$—	$401	$441	$8,096	$148	$291	$1,070	$3	$10,450

	Loans Amortized Cost Basis by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$381,705	$323,939	$326,650	$96,725	$75,281	$136,162	$1,775,162	$8,308	$3,123,932
Special Mention	4,488	4,875	8,559	23,380	—	—	75,419	—	116,721
Substandard	1,752	653	9,895	2,462	763	5,775	40,131	116	61,547
Total	$387,945	$329,467	$345,104	$122,567	$76,044	$141,937	$1,890,712	$8,424	$3,302,200
YTD gross write-offs	$—	$977	$1,312	$384	$3,672	$6,044	$1,520	$—	$13,909
Construction loans
Pass/Watch	$29,550	$131,984	$153,977	$19,461	$13,298	$3,131	$—	$—	$351,401
Special Mention	1,911	—	11,707	25,389	—	22,998	—	—	62,005
Substandard	—	—	—	—	7,736	—	—	—	7,736
Total	$31,461	$131,984	$165,684	$44,850	$21,034	$26,129	$—	$—	$421,142
YTD gross write-offs	$—	$—	$—	$—	$—	$4,221	$—	$—	$4,221
Commercial real estate loans
Pass/Watch	$2,121,489	$1,959,239	$1,585,010	$887,508	$1,019,952	$1,726,015	$184,601	$—	$9,483,814
Special Mention	37,604	18,910	38,405	3,499	10,303	17,210	1,384	—	127,315
Substandard	—	11,870	12,170	2,965	17,293	66,205	—	—	110,503
Total	$2,159,093	$1,990,019	$1,635,585	$893,972	$1,047,548	$1,809,430	$185,985	$—	$9,721,632
YTD gross write-offs	$—	$—	$208	$—	$969	$4,164	$—	$—	$5,341
Residential mortgage loans
Pass/Watch	$1,140,998	$1,128,526	$902,613	$524,315	$541,005	$1,583,118	$—	$—	$5,820,575
Special Mention	—	—	—	33	—	1,619	—	—	1,652
Substandard	7	652	3,325	2,577	1,334	9,311	—	—	17,206
Total	$1,141,005	$1,129,178	$905,938	$526,925	$542,339	$1,594,048	$—	$—	$5,839,433
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity lines
Pass/Watch	$—	$98	$—	$—	$—	$—	$227,502	$16,628	$244,228
Special Mention	—	3	—	—	—	—	—	—	3
Substandard	—	—	—	—	—	—	2,511	173	2,684
Total	$—	$101	$—	$—	$—	$—	$230,013	$16,801	$246,915
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans
Pass/Watch	$5,114	$981	$3	$—	$—	$—	$—	$—	$6,098
Total	$5,114	$981	$3	$—	$—	$—	$—	$—	$6,098
YTD gross write-offs	$—	$15	$—	$—	$—	$—	$—	$—	$15
Total loans	$3,724,618	$3,581,730	$3,052,314	$1,588,314	$1,686,965	$3,571,544	$2,306,710	$25,225	$19,537,420
Total YTD gross write-offs	$—	$992	$1,520	$384	$4,641	$14,429	$1,520	$—	$23,486

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

The following tables set forth activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2024, and June 30, 2023.

Three months ended June 30, 2024 and 2023

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:
March 31, 2024 Ending Balance	$51,290	$8,539	$77,049	$17,701	$10	$154,589
Provision/(reversal) for expected credit losses	5,429	373	1,416	(419)	13	6,812
Charge-offs	(8,257)	—	—	—	—	(8,257)
Recoveries	126	—	—	134	—	260
Net (charge-offs)/recoveries	(8,131)	—	—	134	—	(7,997)
June 30, 2024 Ending Balance	$48,588	$8,912	$78,465	$17,416	$23	$153,404

Allowance for unfunded credit commitments:
March 31, 2024 Ending Balance	$7,460	$2,326	$—	$—	$—	$9,786
Provision/(reversal) for expected credit losses	33	(245)	—	—	—	(212)
June 30, 2024 Ending Balance	$7,493	$2,081	$—	$—	$—	$9,574

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:
March 31, 2023 Ending Balance	$45,975	$10,900	$70,367	$17,633	$9	$144,884
Provision for expected credit losses	6,514	1,851	3,249	581	10	12,205
Charge-offs	(2,352)	—	(130)	—	(1)	(2,483)
Recoveries	442	—	61	—	—	503
Net (charge-offs)	(1,910)	—	(69)	—	(1)	(1,980)
June 30, 2023 Ending Balance	$50,579	$12,751	$73,547	$18,214	$18	$155,109

Allowance for unfunded credit commitments:
March 31, 2023 Ending Balance	$8,275	$5,215	$85	$—	$—	$13,575
Reversal for expected credit losses	(1,291)	(1,674)	(85)	—	—	(3,050)
June 30, 2023 Ending Balance	$6,984	$3,541	$—	$—	$—	$10,525

Six months ended June 30, 2024 and 2023

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:
December 31, 2023 Ending Balance	$53,791	$8,180	$74,428	$18,140	$23	$154,562
Provision/(reversal) for expected credit losses	4,055	732	4,288	(1,096)	—	7,979
Charge-offs	(10,196)	—	(251)	(3)	—	(10,450)
Recoveries	938	—	—	375	—	1,313
Net (charge-offs)/recoveries	(9,258)	—	(251)	372	—	(9,137)
June 30, 2024 Ending Balance	$48,588	$8,912	$78,465	$17,416	$23	$153,404

Allowance for unfunded credit commitments:
December 31, 2023 Ending Balance	$6,888	$2,165	$—	$—	$—	$9,053
Provision/(reversal) for expected credit losses	605	(84)	—	—	—	521
June 30, 2024 Ending Balance	$7,493	$2,081	$—	$—	$—	$9,574

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:
December 31, 2022 Ending Balance	$49,435	$10,417	$68,366	$18,232	$35	$146,485
Provision/(reversal) for expected credit losses	6,454	2,334	6,712	(30)	(10)	15,460
Charge-offs	(6,263)	—	(4,120)	—	(7)	(10,390)
Recoveries	953	—	2,589	12	—	3,554
Net (charge-offs)/recoveries	(5,310)	—	(1,531)	12	(7)	(6,836)
June 30, 2023 Ending Balance	$50,579	$12,751	$73,547	$18,214	$18	$155,109

Allowance for unfunded credit commitments:
December 31, 2022 Ending Balance	$4,840	$3,890	$—	$—	$—	$8,730
Provision/(reversal) for expected credit losses	2,144	(349)	—	—	—	1,795
June 30, 2023 Ending Balance	$6,984	$3,541	$—	$—	$—	$10,525

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

The Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships were $107.5 million and $130.3 million as of June 30, 2024, and December 31, 2023, respectively.

10. Borrowed Funds

Borrowings from the Federal Home Loan Bank (“FHLB”) – There were no over-night borrowings from the FHLB as of June 30, 2024, and  December 31, 2023. Advances from the FHLB were $165.0 million at a weighted average rate of 5.62% as of June 30, 2024, and $540.0 million at a weighted average rate of 5.64% as of December 31, 2023. As of June 30, 2024, final maturity for the FHLB advances were $150.0 million in July 2024 and $15.0 million in September 2024. Our unused borrowing capacity from the FHLB as of June 30, 2024, and December 31, 2023, was $7.30 billion and $6.60 billion, respectively, and unpledged securities at June 30, 2024, and December 31, 2023, was $1.63 billion and $1.47 billion, respectively.

Junior Subordinated Notes – The Company established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing Guaranteed Preferred Beneficial Interests in their Subordinated Debentures to outside investors (“Capital Securities”). The proceeds from the issuance of the Capital Securities as well as our purchase of the common stock of the special purpose trusts were invested in Junior Subordinated Notes of the Company (“Junior Subordinated Notes”). The trusts exist for the purpose of issuing Capital Securities and investing in Junior Subordinated Notes. Subject to some limitations, payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts, or the redemption of the Capital Securities, are guaranteed by the Company to the extent the trusts have funds on hand at such time. The obligations of the Company under the guarantees and the Junior Subordinated Notes are subordinate and junior in right of payment to all indebtedness of the Company and are structurally subordinated to all liabilities and obligations of the Company’s subsidiaries. The Company has the right to defer payments of interest on the Junior Subordinated Notes at any time or from time to time for a period of up to twenty consecutive quarterly periods with respect to each deferral period. Under the terms of the Junior Subordinated Notes, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock if it has deferred payment of interest on any Junior Subordinated Notes.

At June 30, 2024, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 7.90%, compared to $119.1 million with a weighted average rate of 7.54% at December 31, 2023. The Junior Subordinated Notes have a stated maturity term of 30 years.

11. Income Taxes

The effective tax rate for the first six months of 2024 was 9.4% compared to 13.2% for the first six months of 2023. The effective tax rate includes the impact of low-income housing and alternative energy investment tax credits.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024, and December 31, 2023:

	June 30, 2024
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities AFS
U.S. Treasury securities	$545,000	$—	$—	$545,000
U.S. government agency entities	—	11,010	—	11,010
U.S. government sponsored entities	—	79,734	—	79,734
Mortgage-backed securities	—	728,764	—	728,764
Collateralized mortgage obligations	—	26,079	—	26,079
Corporate debt securities	—	258,144	—	258,144
Total securities AFS	545,000	1,103,731	—	1,648,731

Equity securities
Mutual funds	5,503	—	—	5,503
Preferred stock of government sponsored entities	3,033	—	—	3,033
Other equity securities	21,413	—	—	21,413
Total equity securities	29,949	—	—	29,949

Interest rate swaps	—	52,192	—	52,192
Foreign exchange contracts	—	226	—	226
Total assets	$574,949	$1,156,149	$—	$1,731,098

Liabilities
Interest rate swaps	$—	$39,962	$—	$39,962
Foreign exchange contracts	—	241	—	241
Total liabilities	$—	$40,203	$—	$40,203

	December 31, 2023
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities AFS
U.S. Treasury securities	$495,300	$—	$—	$495,300
U.S. government agency entities	—	48,169	—	48,169
Mortgage-backed securities	—	786,723	—	786,723
Collateralized mortgage obligations	—	28,044	—	28,044
Corporate debt securities	—	246,334	—	246,334
Total securities AFS	495,300	1,109,270	—	1,604,570

Equity securities
Mutual funds	5,585	—	—	5,585
Preferred stock of government sponsored entities	1,821	—	—	1,821
Other equity securities	33,000	—	—	33,000
Total equity securities	40,406	—	—	40,406

Interest rate swaps	—	54,268	—	54,268
Foreign exchange contracts	—	379	—	379
Total assets	$535,706	$1,163,917	$—	$1,699,623

Liabilities
Interest rate swaps	$—	$45,762	$—	$45,762
Foreign exchange contracts	—	175	—	175
Total liabilities	$—	$45,937	$—	$45,937

Financial assets and liabilities measured at estimated fair value on a non-recurring basis:

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the periods ended June 30, 2024, and December 31, 2023, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

During the second quarter of 2024, the Company entered into a restructuring support agreement and received equity securities for equity interest in a private company, a Level 3 measurement.  The fair value of the Company’s Level 3 equity security was measured using the private company’s projected earnings plus cash on hand. The primary inputs and assumptions used in the fair value measurement was derived from the issuer’s projected earnings and collateral, which included cash on hand, the financial standing of the issuer, the business and financial plan of the issuer, among other factors. Significant increases or decreases in any of the inputs or assumptions could result in a significant increase or decrease in the fair value measurement.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023, the following tables set forth the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of June 30, 2024, and December 31, 2023, and the total losses for the periods indicated:

	As of June 30, 2024				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Three Months Ended		For the Six Months Ended
	Level 1	Level 2	Level 3	Measurements	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(In thousands)
Assets
Non accrual loans by type:
Commercial loans	$—	$—	$129	$129	$1,038	$34	$1,038	$2,037
Commercial real estate loans	—	—	19,804	19,804	251	1,202	251	5,192
Total non accrual loans	—	—	19,933	19,933	1,289	1,236	1,289	7,229
Other real estate owned (1)	—	—	19,246	19,246	—	—	—	—
Other equity securities	—	—	1,539	1,539	—	—	—	—
Investments in venture capital	—	—	93	93	—	—	—	—
Total assets	$—	$—	$40,811	$40,811	$1,289	$1,236	$1,289	$7,229

(1) Other real estate owned balance of $18.3 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2023				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Measurements	December 31, 2023	December 31, 2022
	(In thousands)
Assets
Non accrual loans by type:
Commercial loans	$—	$—	$191	$191	$—	$1,786
Commercial real estate loans	—	—	6,882	6,882	4,069	2,091
Total non accrual loans	—	—	7,073	7,073	4,069	3,877
Other real estate owned (1)	—	—	20,446	20,446	—	—
Investments in venture capital	—	—	237	237	227	268
Total assets	$—	$—	$27,756	$27,756	$4,296	$4,145

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

The following table sets forth the carrying and notional amounts and estimated fair value of financial instruments as of June 30, 2024, and December 31, 2023:

	June 30, 2024		December 31, 2023
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$160,389	$160,389	$173,988	$173,988
Short-term investments	944,612	944,612	654,813	654,813
Securities AFS	1,648,731	1,648,731	1,604,570	1,604,570
Loans held for investment, net	19,193,335	19,530,559	19,382,858	19,605,152
Equity securities	31,488	31,488	40,406	40,406
Investment in Federal Home Loan Bank stock	17,250	17,250	17,746	17,746

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$192,452	$226	$124,452	$379
Interest rate swaps	1,125,574	52,192	1,406,879	54,268

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$19,773,017	$19,775,767	$19,325,447	$19,347,070
Advances from Federal Home Loan Bank	165,000	164,997	540,000	536,996
Other borrowings	17,838	15,339	15,787	13,978
Long-term debt	119,136	74,294	119,136	72,304

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$116,939	$241	$101,378	$175
Interest rate swaps	976,427	39,962	1,078,880	45,762

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,919,636	$(19,634)	$3,808,620	$(14,344)
Standby letters of credit	402,402	(3,051)	368,618	(2,821)
Other letters of credit	16,755	(12)	11,308	(10)

The following tables set forth the level in the fair value hierarchy for the estimated fair values of financial instruments as of June 30, 2024, and December 31, 2023, excluding financial instruments recorded at fair value on a recurring basis already presented in other tables in this note:

	As of June 30, 2024
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$160,389	$160,389	$—	$—
Short-term investments	944,612	944,612	—	—
Loans held for investment, net	19,530,559	—	—	19,530,559
Equity securities	29,949	29,949	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Financial Liabilities
Deposits	19,775,767	—	—	19,775,767
Advances from Federal Home Loan Bank	164,997	—	164,997	—
Other borrowings	15,339	—	—	15,339
Long-term debt	74,294	—	74,294	—

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$173,988	$173,988	$—	$—
Short-term investments	654,813	654,813	—	—
Loans held for investment, net	19,605,152	—	—	19,605,152
Equity securities	40,406	40,406	—	—
Investment in Federal Home Loan Bank stock	17,746	—	17,746	—
Financial Liabilities
Deposits	19,347,070	—	—	19,347,070
Advances from Federal Home Loan Bank	536,996	—	536,996	—
Other borrowings	13,978	—	—	13,978
Long-term debt	72,304	—	72,304	—

13. Goodwill and Other Intangible Assets

Goodwill. Total goodwill was $375.7 million as of June 30, 2024, and remains unchanged compared with December 31, 2023. The Company completed its annual goodwill impairment testing and concluded that goodwill was not impaired as of December 31, 2023. Additionally, the Company reviewed the macroeconomic conditions on its business performance and market capitalization as a result of the banking industry market disruptions during the first half of 2024 and concluded that goodwill was not impaired as of  June 30, 2024.

Core Deposit Intangibles.

The following table presents the gross carrying amount and accumulated amortization of core deposits intangible assets as of June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
	(In thousands)
Gross balance	$10,562	$10,562
Accumulated amortization	(5,792)	(5,291)
Impairment	(1,324)	(1,227)
Net carrying balance	$3,446	$4,044

There was $9 thousand in impairment write-downs included in amortization of core deposit intangibles for the three months ended June 30, 2024, and $309 thousand in impairment write-downs for the three months ended June 30, 2023, compared to $1.2 million for the year ended December 31, 2023, included in amortization of core deposit intangibles on the Consolidated Statements of Operations and Comprehensive Income.

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $259 thousand and $559 thousand for the three months ended June 30, 2024, and 2023, respectively. The amortization expense related to the core deposit intangible assets was $598 thousand and $809 thousand for the six months ended  June 30, 2024, and 2023, respectively.

The following table presents the estimated aggregate amortization expense of core deposit intangibles for each of the five succeeding years:

Amount
(In thousands)
2024	$501
2025	946
2026	870
2027	870
2028	259
Total	$3,446

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

The Company offers various interest rate derivative contracts to its clients. When derivative transactions are executed with its clients, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with clients throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements. As of June 30, 2024, and December 31, 2023, the Company had outstanding interest rate derivative contracts with certain clients and third-party financial institutions with a notional amount of $618.4 million and $650.9 million, respectively, with a fair value of $40.0 million and $38.6 million, respectively, for both clients and third-party financial institutions. As of June 30, 2024, and  December 31, 2023, for borrower swap transactions, there were no notional amount of interest rate swaps cleared through the CCP.

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

As of June 30, 2024, the Bank’s outstanding fair value interest rate swap contracts matched to individual fixed-rate commercial real estate loans had a notional amount of $82.8 million with a fair value of $4.5 million and various terms from three to ten years. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of June 30, 2024 and 2023, the ineffective portion of these interest rate swaps was not significant.

The Company has designated as a partial-term hedging election of $754.4 million notional with a fair value of $7.1 million as last-of-layer hedge on pools of loans with a notational value of $1.25 billion as of June 30, 2024. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month Term SOFR interest rate swaps to convert the last-of-layer $754.4 million portion of $1.25 billion fixed rate loan pools in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranches. As of June 30, 2024, the last-of-layer loan tranche had a fair value loss basis adjustment of $5.8 million. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

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

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of June 30, 2024, and December 31, 2023, were as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Fair value swap hedges:
Notional	$837,155	$1,156,007
Weighted average fixed rate-pay	3.79%	2.01%
Weighted average variable rate spread	0.24%	0.32%
Weighted average variable rate-receive	5.58%	5.41%

Net gain(1)	$11,654	$7,935

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Periodic net settlement of swaps (2)	$3,634	$7,070	$10,475	$13,406

(1) the amount is included in other non-interest income.
(2) the amount of periodic net settlement of interest rate swaps was included in interest income.

Included in the total notional amount of $837.2 million of the fair value interest rate contracts entered into with financial counterparties as of June 30, 2024, was a notional amount of $533.6 million of interest rate swaps that cleared through the CCP. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $3.6 million as of June 30, 2024.

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

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of June 30, 2024, and December 31, 2023, not including interest rate swaps cleared through the CCP, were as follows:

Derivative financial instruments not designated as hedging instruments:	June 30, 2024	December 31, 2023
	(In thousands)
Notional amounts:
Forward, and swap contracts with positive fair value	$810,871	$775,324
Forward, and swap contracts with negative fair value	$735,358	$752,250
Fair value:
Forward, and swap contracts with positive fair value	$40,235	$39,010
Forward, and swap contracts with negative fair value	$(40,249)	$(38,807)

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

Financial instruments that are eligible for offset in the Consolidated Balance Sheets, as of June 30, 2024, and December 31, 2023, are set forth in the following table:

				Gross Amounts Not
				Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
June 30, 2024
Assets:
Derivatives	$52,192	$1,282	$50,910	$—	$47,276	$3,634

Liabilities:
Derivatives	$39,962	$—	$39,962	$—	$—	$39,962

December 31, 2023
Assets:
Derivatives	$54,268	$335	$53,933	$—	$44,860	$9,073

Liabilities:
Derivatives	$45,762	$—	$45,762	$—	$—	$45,762

16. Revenue from Contracts with Clients

The following is a summary of revenue from contracts with clients that are in-scope and not in-scope under ASC Topic 606:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$2,450	$2,336	$4,687	$4,855
Wealth management fees	5,678	3,639	11,316	7,536
Other service fees(1)	4,737	4,591	8,787	8,135
Total noninterest income	12,865	10,566	24,790	20,526

Noninterest income, not in-scope(2)	350	12,544	(4,964)	16,828
Total noninterest income	$13,215	$23,110	$19,826	$37,354

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

17. Stockholders’ Equity

Total equity was $2.79 billion as of June 30, 2024, an increase of $56.7 million, from $2.74 billion as of December 31, 2023, primarily due to net income of $138.3 million, stock-based compensation of $2.2 million, and proceeds from dividend reinvestment of $1.5 million, and stock issued to directors of $850 thousand, offset by, common stock cash dividends of $49.5 million, purchase of treasury stock of $25.3 million, other comprehensive loss of $7.6 million, and shares withheld related to net share settlement of RSUs of $3.7 million.

Activity in accumulated other comprehensive income/(loss), net of tax, and reclassification out of accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2024, and June 30, 2023, was as follows:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, gain/(loss), net of tax
Securities AFS			$(92,612)			$(93,173)
Cash flow hedge derivatives			333			2,096
Total			$(92,279)			$(91,077)

Net unrealized gains/(losses) arising during the period
Securities AFS	$(636)	$(188)	$(448)	$(10,691)	$(3,160)	$(7,531)
Cash flow hedge derivatives	(473)	(140)	(333)	(626)	(185)	(441)
Total	$(1,109)	$(328)	$(781)	$(11,317)	$(3,345)	$(7,972)

Reclassification adjustment for net losses in net income
Securities AFS	$—	$—	$—	$—	$—	$—
Cash flow hedge derivatives	—	—	—	—	—	—
Total	—	—	—	—	—	—

Total other comprehensive income/(loss)
Securities AFS	$(636)	$(188)	$(448)	$(10,691)	$(3,160)	$(7,531)
Cash flow hedge derivatives	(473)	(140)	(333)	(626)	(185)	(441)
Total	$(1,109)	$(328)	$(781)	$(11,317)	$(3,345)	$(7,972)

Ending balance, gain/(loss), net of tax
Securities AFS			$(93,060)			$(100,704)
Cash flow hedge derivatives			—			1,655
Total			$(93,060)			$(99,049)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, gain/(loss), net of tax
Securities AFS			$(86,190)			$(104,832)
Cash flow hedge derivatives			774			2,537
Total			$(85,416)			$(102,295)

Net unrealized gains/(losses) arising during the period
Securities AFS	$(9,753)	$(2,883)	$(6,870)	$5,860	$1,732	$4,128
Cash flow hedge derivatives	(1,099)	(325)	(774)	(1,252)	(370)	(882)
Total	$(10,852)	$(3,208)	$(7,644)	$4,608	$1,362	$3,246

Reclassification adjustment for net losses in net income
Securities AFS	$—	$—	$—	$—	$—	$—
Cash flow hedge derivatives	—	—	—	—	—	—
Total	—	—	—	—	—	—

Total other comprehensive income/(loss)
Securities AFS	$(9,753)	$(2,883)	$(6,870)	$5,860	$1,732	$4,128
Cash flow hedge derivatives	(1,099)	(325)	(774)	(1,252)	(370)	(882)
Total	$(10,852)	$(3,208)	$(7,644)	$4,608	$1,362	$3,246

Ending balance, gain/(loss), net of tax
Securities AFS			$(93,060)			$(100,704)
Cash flow hedge derivatives			—			1,655
Total			$(93,060)			$(99,049)

18. Stock Repurchase Program

On May 28, 2024, the Company announced a new stock repurchase program to buy back up to $125.0 million of the Company's common stock.  The previous $125.0 million share repurchase program announced on May 26, 2022, was completed on February 21, 2023, with the repurchase of 2,897,628 shares at an average cost of $43.14.

During the second quarter, we repurchased 0.7 million shares at an average cost of $36.41 per share, for a total of $25.1 million.

19. Subsequent Events

The Company has evaluated the effect of events that have occurred subsequent to June 30, 2024, through the date of issuance of the Consolidated Financial Statements, and, based on such evaluation, the Company believes that there have been no material events during such period that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

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

Highlights

●	Our net interest margin decreased to 3.01% in the second quarter 2024 from 3.05% in the first quarter of 2024.
●

Diluted earnings per share decreased to $0.92 for the second quarter 2024 compared to $0.98 for the first quarter of 2024 due mainly from higher provision for loan losses in the second quarter of 2024.

●	On May 28, 2024, the Company announced a new stock repurchase program to buy back up to $125.0 million of the Company’s common stock. The previous $125.0 million share repurchase program announced on May 26, 2022, was completed on February 21, 2023, with the repurchase of 2,897,628 shares at an average cost of $43.14.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended June 30, 2024, was $66.8 million, a decrease of $26.4 million, or 28.3%, compared to net income of $93.2 million for the same quarter a year ago. Diluted earnings per share for the quarter ended June 30, 2024, was $0.92 per share compared to $1.28 per share for the same quarter a year ago.

Return on average stockholders’ equity was 9.63% and return on average assets was 1.15% for the quarter ended June 30, 2024, compared to a return on average stockholders’ equity of 14.47% and a return on average assets of 1.67% for the same quarter a year ago.

Financial Performance

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(In millions, except per share and ratio data)
Net income	$66.8	$93.2	$138.3	$189.2
Basic earnings per common share	$0.92	$1.29	$1.90	$2.61
Diluted earnings per common share	$0.92	$1.28	$1.90	$2.60
Return on average assets	1.15%	1.67%	1.19%	1.71%
Return on average total stockholders' equity	9.63%	14.47%	10.01%	14.92%
Efficiency ratio	55.65%	45.36%	54.45%	42.79%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses decreased $16.2 million, or 8.9%, to $165.3 million during the second quarter of 2024, compared to $181.5 million during the same quarter a year ago. The decrease was due primarily to an increase in interest expense from deposits, offset by an increase in interest income from loans and securities.

The net interest margin was 3.01% for the second quarter of 2024 compared to 3.44% for the second quarter of 2023.

For the second quarter of 2024, the yield on average interest-earning assets was 6.05%, the cost of funds on average interest-bearing liabilities was 3.97%, and the average cost of interest-bearing deposits was 3.94%. In comparison, for the second quarter of 2023, the yield on average interest-earning assets was 5.68%, the cost of funds on average interest-bearing liabilities was 2.99%, and the average cost of interest-bearing deposits was 2.91%. The increase in the yield on average interest-bearing liabilities and on average interest-earning assets resulted mainly from higher interest rates. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 2.08% for the quarter ended June 30, 2024, compared to 2.69% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended June 30, 2024, and 2023. The average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Three Months Ended June 30,
	2024			2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(In thousands)
Interest-earning assets:
Total loans (1)	$19,439,112	$303,336	6.28%	$18,503,889	$273,478	5.93%
Investment securities	1,667,279	15,644	3.77	1,561,443	12,370	3.18
Federal Home Loan Bank stock	17,250	499	11.63	18,431	298	6.49
Deposits with banks	997,808	13,381	5.39	1,090,019	13,959	5.14
Total interest-earning assets	22,121,449	332,860	6.05	21,173,782	300,105	5.68
Non-interest earning assets:
Cash and due from banks	161,182			231,269
Other non-earning assets	1,217,198			1,150,194
Total non-interest earning assets	1,378,380			1,381,463
Less: Allowance for loan losses	(151,889)			(144,750)
Deferred loan fees	(11,486)			(6,888)
Total assets	$23,336,454			$22,403,607

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,169,045	$11,153	2.07%	$2,325,101	$9,129	1.57%
Money market accounts	3,217,813	30,190	3.77	3,047,163	19,367	2.55
Savings accounts	1,037,771	3,169	1.23	1,076,260	2,163	0.81
Time deposits	10,185,497	118,076	4.66	8,803,900	79,975	3.64
Total interest-bearing deposits	16,610,126	162,588	3.94	15,252,424	110,634	2.91

Other borrowings	235,234	3,093	5.29	508,081	6,386	5.04
Long-term debt	119,136	1,863	6.29	119,136	1,552	5.22
Total interest-bearing liabilities	16,964,496	167,544	3.97	15,879,641	118,572	2.99

Non-interest bearing liabilities:
Demand deposits	3,247,498			3,667,533
Other liabilities	331,903			272,756
Total equity	2,792,557			2,583,677
Total liabilities and equity	$23,336,454			$22,403,607

Net interest spread			2.08%			2.69%
Net interest income		$165,316			$181,533
Net interest margin			3.01%			3.44%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the three months ended June 30, 2024 and 2023:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three Months Ended June 30,
	2024-2023
	Increase/(Decrease) in
	Net Interest Income Due to
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$13,813	$16,045	$29,858
Investment securities	869	2,405	3,274
Federal Home Loan Bank stock	(20)	221	201
Deposits with other banks	(1,243)	665	(578)
Total changes in interest income	13,419	19,336	32,755

Interest-bearing liabilities:
Interest-bearing demand accounts	(655)	2,680	2,025
Money market accounts	1,130	9,692	10,822
Savings accounts	(81)	1,087	1,006
Time deposits	13,696	24,405	38,101
Other borrowed funds	(3,593)	300	(3,293)
Long-term debts	—	311	311
Total changes in interest expense	10,497	38,475	48,972

Changes in net interest income	$2,922	$(19,139)	$(16,217)

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for credit losses

The Company recorded a provision for credit losses of $6.6 million in the second quarter of 2024 compared with $9.2 million in the second quarter of 2023. As of June 30, 2024, the allowance for credit losses, comprised of the reserve for loan losses and the reserve for unfunded loan commitments, decreased $0.7 million to $163.0 million, or 0.84% of gross loans, compared to $163.7 million, or 0.84% of gross loans, as of December 31, 2023. The change in the allowance for credit losses during the second quarter of 2024 consisted of a $6.6 million provision for credit losses, and $8.0 million in net charge-offs.

The following table sets forth the charge-offs and recoveries for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Charge-offs:
Commercial loans	$8,257	$2,352	$10,196	$6,263
Real estate loans (1)	—	130	254	4,120
Installment and other loans	—	1	—	7
Total charge-offs	8,257	2,483	10,450	10,390
Recoveries:
Commercial loans	126	442	938	953
Real estate loans (1)	134	61	375	2,601
Total recoveries	260	503	1,313	3,554
Net charge-offs	$7,997	$1,980	$9,137	$6,836

(1) Real estate loans include commercial real estate loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), wealth management fees, and other sources of fee income, was $13.2 million for the second quarter of 2024, a decrease of $9.9 million, or 42.9%, compared to $23.1 million for the second quarter of 2023. The decrease was primarily due to an increase of $12.1 million in unrealized loss on equity securities offset, in part, by an increase of $2.0 million in Wealth Management fees, when compared to the same quarter a year ago.

Non-Interest Expense

Non-interest expense increased $6.6 million, or 7.1%, to $99.4 million in the second quarter of 2024 compared to $92.8 million in the same quarter a year ago. The increase in non-interest expense in the second quarter of 2024 was primarily due to an increase of $3.4 million in salaries and employee benefits, an increase of $1.7 million in amortization expense of investments in low-income housing and alternative energy partnerships, and an increase of $1.4 million in OREO expenses offset, in part, by a decrease of $943 thousand in marketing expense when compared to the same quarter a year ago. The efficiency ratio was 55.65% in the second quarter of 2024 compared to 45.36% for the same quarter a year ago.

Income Taxes

The effective tax rate for the second quarter of 2024 was 7.9% compared to 9.2% for the second quarter of 2023. The effective tax rate includes the impact of alternative energy investments and low-income housing tax credits.

Year-to-Date Statement of Operations Review

Net Income

Net income for the six months ended June 30, 2024, was $138.3 million, a decrease of $51.0 million, or 26.9% compared to net income of $189.2 million for the same quarter a year ago. Diluted earnings per share for the six months ended June 30, 2024, was $1.90 per share compared to $2.60 per share for the same quarter a year ago.

Return on average stockholders’ equity was 10.01% and return on average assets was 1.19% for the six months ended June 30, 2024, compared to a return on average stockholders’ equity of 14.92% and a return on average assets of 1.71% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the six months ended June 30, 2024, and 2023. The average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Six Months Ended June 30,
	2024			2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(In thousands)
Interest-earning assets:
Total loans (1)	$19,469,033	$605,864	6.26%	$18,375,402	$534,657	5.87%
Investment securities	1,652,798	30,595	3.72	1,555,177	24,134	3.13
Federal Home Loan Bank stock	20,128	930	9.29	17,856	602	6.80
Interest-bearing deposits	1,045,890	28,113	5.41	1,080,158	26,098	4.87
Total interest-earning assets	22,187,849	665,502	6.03	21,028,593	585,491	5.61
Non-interest earning assets:
Cash and due from banks	172,426			224,072
Other non-earning assets	1,199,070			1,151,590
Total non-interest earning assets	1,371,496			1,375,662
Less: Allowance for loan losses	(153,562)			(145,811)
Deferred loan fees	(11,606)			(6,583)
Total assets	$23,394,177			$22,251,861

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,240,645	$23,725	2.13%	$2,339,735	$15,659	1.35%
Money market accounts	3,166,055	57,556	3.66	3,211,795	36,412	2.29
Savings accounts	1,041,938	6,019	1.16	1,007,753	2,405	0.48
Time deposits	9,953,207	227,622	4.60	8,516,156	144,149	3.41
Total interest-bearing deposits	16,401,845	314,922	3.86	15,075,439	198,625	2.66

Other borrowings	483,007	13,108	5.46	415,317	9,903	4.81
Long-term debt	119,136	3,584	6.05	119,136	2,995	5.07
Total interest-bearing liabilities	17,003,988	331,614	3.92	15,609,892	211,523	2.73

Non-interest bearing liabilities:
Demand deposits	3,293,024			3,812,229
Other liabilities	319,965			272,396
Total equity	2,777,200			2,557,344
Total liabilities and equity	$23,394,177			$22,251,861

Net interest spread			2.11%			2.88%
Net interest income		$333,888			$373,968
Net interest margin			3.03%			3.59%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the six months ended June 30, 2024 and 2023:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Six Months Ended June 30,
	2024-2023
	Increase/(Decrease) in
	Net Interest Income Due to
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$33,613	$37,594	$71,207
Investment securities	1,607	4,854	6,461
Federal Home Loan Bank stock	84	244	328
Deposits with other banks	(841)	2,856	2,015
Total changes in interest income	34,463	45,548	80,011

Interest-bearing liabilities:
Interest-bearing demand accounts	(695)	8,760	8,065
Money market accounts	(530)	21,674	21,144
Savings accounts	85	3,530	3,615
Time deposits	27,293	56,180	83,473
Other borrowed funds	1,753	1,452	3,205
Long-term debts	—	589	589
Total changes in interest expense	27,906	92,185	120,091

Changes in net interest income	$6,557	$(46,637)	$(40,080)

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Balance Sheet Review

Assets

Total assets were $23.24 billion as of June 30, 2024, an increase of $153.7 million, or 0.7%, from $23.08 billion as of December 31, 2023.

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

The amortized cost of the Company’s AFS debt securities exclude accrued interest, which is included in “accrued interest income” on the Consolidated Balance Sheets. The Company has made an accounting policy election not to measure an allowance for credit losses for accrued interest receivables on AFS debt securities since the Company timely reverses any previously accrued interest when the debt security remains in default for an extended period. As each AFS debt security has a unique security structure, where the accrual status is clearly determined when certain criteria listed in the terms are met, the Company assesses the default status of each security as defined by the debt security’s specific security structure. At June 30, 2024, no AFS debt securities were in default.

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

Securities available-for-sale represented 7.1% of total assets as of June 30, 2024, compared to 7.0% of total assets as of December 31, 2023. Securities available-for-sale were $1.65 billion as of June 30, 2024, compared to $1.60 billion as of December 31, 2023.

Securities available-for-sale having a carrying value of $18.9 million as of June 30, 2024, and $134.2 million as of December 31, 2023, were pledged to secure public deposits and other borrowings.

Loans

Gross loans held for investment were $19.36 billion at June 30, 2024, a decrease of $190.6 million, or 1.0%, from $19.55 billion at December 31, 2023. The decrease was primarily due to an increase of $156.4 million, or 1.6% in commercial real estate loans, offset, in part, by a decrease of $214.3 million, or 6.5%, in commercial loans, a decrease of $65.7 million, or 15.5% in real estate construction loans, and a decrease of $56.5 million, or 1.0% in residential mortgage loans.

The loan held for investment balances and composition at June 30, 2024, compared to December 31, 2023, are set forth below:

	June 30, 2024	% of Gross Loans	December 31, 2023	% of Gross Loans	% Change
	(in thousands)

Commercial loans	$3,090,763	16.0%	$3,305,048	16.9%	(6.5%)
Construction loans	356,978	1.8	422,647	2.2	(15.5)
Commercial real estate loans	9,886,030	51.1	9,729,581	49.8	1.6
Residential mortgage loans and equity lines	6,017,479	31.1	6,084,666	31.1	(1.1)
Installment and other loans	6,274	—	6,198	—	1.2
Gross loans held for investment	$19,357,524	100%	$19,548,140	100%	(1.0%)
Allowance for loan losses	(153,404)		(154,562)		(0.7)
Unamortized deferred loan fees	(10,785)		(10,720)		0.6
Total loans held for investment, net	$19,193,335		$19,382,858		(1.0%)

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

The ratio of non-performing assets to total assets was 0.56% as of June 30, 2024, compared to 0.40% as of December 31, 2023. Total non-performing assets increased $35.7 million, or 38.3% to $129.0 million at June 30, 2024, compared to $93.3 million at December 31, 2023, primarily due to an increase of $40.6 million, or 60.9%, in non-accrual loans offset, in part, by a decrease of $3.7 million, or 51.9% in accruing loans past due 90 days or more, and a decrease of $1.2 million in other real estate owned.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets were 0.67% as of June 30, 2024, compared to 0.48% as of December 31, 2023. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, decreased to 147.21% as of June 30, 2024, from 221.58% as of December 31, 2023.

The following table sets forth the changes in non-performing assets as of June 30, 2024, compared to December 31, 2023, and to June 30, 2023:

	June 30, 2024	December 31, 2023	% Change	June 30, 2023	% Change
	(in thousands)
Non-performing assets
Accruing loans past due 90 days or more	$3,443	$7,157	(52)	$5,968	(42)
Non-accrual loans:
Construction loans	22,998	7,736	197	—	—
Commercial real estate loans	60,085	32,030	88	39,558	52
Commercial loans	4,075	14,404	(72)	17,574	(77)
Residential mortgage loans	20,112	12,511	61	11,872	69
Total non-accrual loans	$107,270	$66,681	61	$69,004	55
Total non-performing loans	110,713	73,838	50	74,972	48
Other real estate owned	18,277	19,441	(6)	4,067	349
Total non-performing assets	$128,990	$93,279	38	$79,039	63
Allowance for loan losses	$153,404	$154,562	(1)	$155,109	(1)
Allowance for unfunded loan commitments	$9,574	$9,053	6	$10,525	(9)

Total gross loans outstanding, at period-end	$19,357,524	$19,548,140	(1)	$18,952,794	2

Allowance for loan losses to non-performing loans, at period-end	138.56%	209.33%		206.89%
Allowance for credit losses to non-performing loans, at period-end	147.21%	221.58%		220.93%
Allowance for loan losses to gross loans, at period-end	0.79%	0.79%		0.82%

Non-accrual Loans

As of June 30, 2024, total non-accrual loans were $107.3 million, an increase of $40.6 million, or 60.9%, from $66.7 million at December 31, 2023, and an increase of $38.3 million, or 55.5%, from $69.0 million at June 30, 2023. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly.

The following tables set forth the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	June 30, 2024		December 31, 2023
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$49,608	$2,500	$16,400	$3,363
Commercial real estate	53,587	—	35,877	—
Personal property (UCC)	—	1,575	—	11,041
Total	$103,195	$4,075	$52,277	$14,404

(1) Real estate includes commercial real estate loans, construction loans, residential mortgage loans, equity lines and installment & other loans.

	June 30, 2024		December 31, 2023
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$57,712	$—	$25,429	$—
Wholesale/Retail	24,705	3,009	14,350	13,215
Food/Restaurant	64	269	71	361
Import/Export	—	797	—	828
Other	20,714	—	12,427	—
Total	$103,195	$4,075	$52,277	$14,404

(1) Real estate includes commercial real estate loans, construction loans, residential mortgage loans, equity lines and installment & other loans.

For non-accrual loans, the amounts previously charged-off represent 11.6% of the contractual balances for non-accrual loans as of June 30, 2024, and 15.8% as of December 31, 2023. As of June 30, 2024, $103.2 million, or 96.2%, of the $107.3 million of non-accrual loans were secured by real estate compared to $52.3 million, or 78.4%, of the $66.7 million of non-accrual loans that were secured by real estate as of December 31, 2023. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

The allowance for loan losses to non-performing loans was 138.6% as of June 30, 2024, compared to 209.3% as of December 31, 2023. The decrease was due primarily to an increase in non-accrual loans. Non-accrual loans also include those modified loans to borrowers experiencing financial difficulty that do not qualify for accrual status.

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

As of June 30, 2024, construction loans of $194.5 million were disbursed with pre-established interest reserves of $33.9 million, compared to $220.6 million with pre-established interest reserves of $41.3 million at December 31, 2023.  The balance for construction loans with interest reserves that have been extended was $5.1 million with pre-established interest reserves of $0.2 million at June 30, 2024, compared to $6.4 million with pre-established interest reserves of $0.5 million at December 31, 2023.  Land loans of $13.3 million were disbursed with pre-established interest reserves of $45 thousand at June 30, 2024, compared to $12.9 million of land loans disbursed with pre-established interest reserves of $0.4 million at December 31, 2023. There were no land loans with interest reserves which have been extended as of June 30, 2024, and December 31, 2023.

At June 30, 2024, and December 31, 2023, the Bank had no loans on non-accrual status with available interest reserves.  At June 30, 2024, and December 31, 2023, there were zero non-accrual non-residential construction loans, residential construction loans, or land loans that were originated with pre-established interest reserves.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of the property, or some combination of these two factors.

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

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 16% and 19% of the Bank’s total risk-based capital as of June 30, 2024, and December 31, 2023, respectively. Total CRE loans represented 288% of total risk-based capital as of June 30, 2024, and 292% as of December 31, 2023, which were within the Bank’s internal limit of 400%, of total capital.

CRE and Construction Loans ("CREC")

The Company’s total CREC loan portfolio is diversified by property type with an average CREC loan size of $1.8 million as of both June 30, 2024, and December 31, 2023. The following table summarizes the Company’s total CREC loans by property type as of June 30, 2024, and December 31, 2023:

	As of June 30, 2024		As of December 31, 2023
(In thousands)	Amount	%	Amount	%
Property type:
Retail	$2,370,805	23%	$2,279,677	22%
Multifamily	2,683,331	26%	2,602,430	26%
Office	1,505,298	15%	1,538,701	15%
Warehouse	1,204,716	12%	1,185,121	12%
Industrial and Multi-Use	587,364	6%	557,630	5%
Lodging	299,299	3%	317,111	3%
Construction & Land	446,007	4%	494,495	5%
Other	1,146,188	11%	1,177,063	12%
Total CREC loans	$10,243,008	100%	$10,152,228	100%

The weighted-average loan-to-value (“LTV”) ratio of the total CREC loan portfolio was 50% as of both June 30, 2024, and December 31, 2023. Most of our CREC loan property types had a low weighted-average LTV ratio. Approximately 84% and 83% of total CREC loans had an LTV ratio of 60% or lower as of June 30, 2024, and December 31, 2023, respectively.

The following tables provide a summary of the Company’s CREC, multifamily residential, and construction and land loans by geography as of June 30, 2024, and December 31, 2023. The distribution of the total CREC loan portfolio reflects the Company’s geographical footprint, which is primarily concentrated in California:

	As of June 30, 2024
(In thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$2,460,854		$961,695		$244,011		$3,666,560
Northern California	1,040,011		169,466		27,779		1,237,256
California	3,500,865	49%	1,131,161	42%	271,790	61%	4,903,816	48%
New York	2,149,923	30%	1,166,662	44%	125,402	28%	3,441,987	34%
Texas	330,088	5%	107,569	4%	13,600	3%	451,257	4%
Illinois	245,996	3%	46,707	2%	247	0%	292,950	3%
New Jersey	123,517	2%	16,107	1%	—	0%	139,624	1%
Nevada	156,484	2%	29,691	1%	24,080	5%	210,255	2%
Washington	89,836	1%	145,729	5%	2,603	1%	238,168	2%
Other markets	516,961	8%	39,705	1%	8,285	2%	564,951	6%
Total CREC loans	$7,113,670	100%	$2,683,331	100%	$446,007	100%	$10,243,008	100%

	As of December 31, 2023
(In thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$2,415,516		$931,886		$304,268		$3,651,670
Northern California	1,060,242		169,060		30,014		1,259,316
California	3,475,758	49%	1,100,946	42%	334,282	68%	4,910,986	48%
New York	2,134,507	30%	1,113,554	43%	119,849	24%	3,367,910	33%
Texas	352,005	5%	108,120	4%	—	0%	460,125	5%
Illinois	235,440	3%	45,822	2%	250	0%	281,512	3%
New Jersey	125,324	2%	16,496	1%	7,423	1%	149,243	2%
Nevada	156,199	2%	31,463	1%	22,183	4%	209,845	2%
Washington	89,016	1%	146,909	6%	2,603	1%	238,528	2%
Other markets	487,053	8%	39,120	1%	7,906	2%	534,079	5%
Total CREC loans	$7,055,302	100%	$2,602,430	100%	$494,496	100%	$10,152,228	100%

There were 49% of total CREC loans concentrated in California as of both June 30, 2024, and December 31, 2023. Changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses.

Commercial Real Estate Loans

The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. CRE loans totaled $7.11 billion as of June 30, 2024, compared with $7.06 billion as of December 31, 2023, and accounted for 37% of total loans held-for-investment, not including loans held for sale, as of both June 30, 2024, and December 31, 2023. Interest rates on CRE loans may be fixed or variable. As of June 30, 2024, 24% and 39% of our CRE portfolio were variable rate and hybrid loans in their fixed period, respectively. In comparison, as of December 31, 2023, 25% and 40% of our CRE portfolio were variable rate and hybrid loans in their fixed period, respectively. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 23% of the CRE loans as of both June 30, 2024, and December 31, 2023, respectively. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial-Multifamily Residential Loans

The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. Multifamily residential loans totaled $2.68 billion as of June 30, 2024, compared with $2.60 billion as of December 31, 2023, and accounted for 14% and 13% of total loans held-for investment, not including loans held for sale, as of June 30, 2024, and December 31, 2023, respectively. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans. As of June 30, 2024, 18% and 40% of our multifamily residential loan portfolio were variable rate and hybrid loans in their fixed period, respectively. In comparison, as of December 31, 2023, 20% and 40% of our multifamily residential loan portfolio were variable rate and hybrid loans in their fixed period, respectively.

Commercial-Construction and Land Loans

Construction and land loans provide financing for diversified projects by real estate property type. Construction and land loans totaled $446.0 million as of June 30, 2024, compared with $494.5 million as of December 31, 2023, and accounted for 2% and 3% of total loans held-for-investment, not including loans held for sale, as of June 30, 2024, and December 31, 2023, respectively. Construction loan exposure was made up of $357.0 million in loans outstanding, plus $197.5 million in unfunded commitments as of June 30, 2024, compared with $422.6 million in loans outstanding, plus $280.5 million in unfunded commitments as of December 31, 2023. Land loans totaled $89.0 million as of June 30, 2024, compared with $71.8 million as of December 31, 2023.

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

The allowance for loan losses was $153.4 million and the allowance for off-balance sheet unfunded credit commitments was $9.6 million at June 30, 2024, which represented the amount estimated by management to be appropriate to absorb expected credit losses inherent in the loan portfolio, including unfunded credit commitments. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $163.0 million at June 30, 2024, compared to $163.6 million at December 31, 2023. The allowance for credit losses represented 0.84% of period-end gross loans and 147.21% of non-performing loans at June 30, 2024. The comparable ratios were 0.84% of period-end gross loans and 221.58% of non-performing loans at December 31, 2023.

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

In calculating our allowance for credit losses in the second quarter of 2024, the change in Moody’s forecast of future GDP, unemployment rates, CRE and home price indexes did not result in a significant impact to the allowance for credit losses. The decrease in the allowance for credit losses was primarily due to the decrease in total loans and the charge-off of a previously reserved for loan. Our methodology and framework along with the 8-quarter reasonable and supportable forecast period and the 4-quarter reversion period have remained consistent since the implementation of CECL. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.

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

Under the Company’s CECL methodology, nine portfolio segments with similar risk characteristics are evaluated for expected loss. Six portfolios are modeled using econometric models and three smaller portfolios are evaluated using a simplified loss-rate method that calculates lifetime expected credit losses for the respective pools (simplified approach). The six portfolios subject to econometric modeling include residential mortgages; commercial and industrial loans (“C&I”); construction loans; commercial real estate (“CRE”) for multifamily loans; CRE for owner-occupied loans; and other CRE loans. We estimate the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables, (GDP, unemployment, CRE prices and residential mortgage prices) to historical credit performance for each of the six loan portfolios from the fourth quarter of 2007 through the fourth quarter of 2022. Loss given default rates are computed based on the net charge-offs recognized and then applied to the expected exposure at default of defaulted loans starting with the fourth quarter of 2007 through the fourth quarter of 2022. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The amounts so calculated comprise the quantitative portion of the allowance for credit losses.

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

Our allowance for credit losses is sensitive to a number of inputs, including macroeconomic forecast assumptions and credit rating migrations during the period. Our macroeconomic forecasts used in determining the June 30, 2024, allowance for credit losses consisted of three scenarios as provided by an outside forecaster. Because the December 2022 baseline scenario did not forecast a recession in the forecast period, we increased the weighting of the downside scenario to reflect our expectations that a recession in the forecast period was more likely than not. During the third quarter of 2023, in light of the continued strength of the economy, we reduced the weighting of the most severe scenario slightly. The baseline scenario reflects modest ongoing GDP growth and a modest increase in the unemployment rate peaking at 4.08% in the first quarter of 2025. Relative to the baseline scenario, the upside scenario reflects higher GDP growth and lower unemployment rates with the stronger economy resulting in slightly higher inflation, though the Federal Reserve is projected to cut the Fed funds rate starting in the third quarter of 2024. The downside scenario contemplates a recession as concerns about inflation keep the Fed funds rate elevated before the weakening economy prompts the Fed to lower the fed funds rate below the baseline starting in the third quarter of 2024, resulting in negative GDP growth for three quarters peaking at 3.7% in the fourth quarter of 2024, rising unemployment that peaks at 7.95% in the third quarter of 2025, a decline in CRE prices of 16.6% and a decline in residential home prices of 12.9% during the forecast period. As of June 30, 2024, we placed the same weight on our downside and base scenario, with a small weighting on the upside scenario.

Keeping all other factors constant, we estimate that if we had applied 100% weighting to the downside scenario, the allowance for credit losses as of June 30, 2024, would have been approximately $52.9 million higher. This estimate is intended to reflect the sensitivity of the allowance for credit losses to changes in our scenario weights and is not intended to be indicative of future changes in the allowance for credit losses.

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

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Allowance for loan losses
Balance at beginning of period	$154,589	$144,884	$154,562	$146,485
Provision for expected credit losses on loans	6,812	12,205	7,979	15,460
Charge-offs:
Commercial loans	(8,257)	(2,352)	(10,196)	(6,263)
Real estate loans (1)	—	(130)	(254)	(4,120)
Installment and other loans	—	(1)	—	(7)
Total charge-offs	(8,257)	(2,483)	(10,450)	(10,390)
Recoveries:
Commercial loans	126	442	938	953
Real estate loans (1)	134	61	375	2,601
Total recoveries	260	503	1,313	3,554
Balance at the end of period	$153,404	$155,109	$153,404	$155,109

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$9,786	$13,575	$9,053	$8,730
Provision for expected credit losses on unfunded credit commitments	(212)	(3,050)	521	$1,795
Balance at the end of period	$9,574	$10,525	$9,574	$10,525

Average loans outstanding during the period	$19,439,112	$18,503,889	$19,469,033	$18,375,402
Total gross loans outstanding, at period-end	$19,357,524	$18,952,794	$19,357,524	$18,952,794
Total non-performing loans, at period-end	$110,713	$74,972	$110,713	$74,972
Ratio of net charge-offs to average loans outstanding during the period	0.17%	0.04%	0.09%	0.08%
Provision for expected credit losses to average loans outstanding during the period	0.14%	0.20%	0.09%	0.19%
Allowance for credit losses to non-performing loans, at period-end	147.21%	220.93%	147.21%	220.93%
Allowance for credit losses to gross loans, at period-end	0.84%	0.87%	0.84%	0.87%
(1) Real estate loans include commercial real estate loans, residential mortgage loans, and equity lines.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	June 30, 2024		December 31, 2023
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	(In thousands)
Type of Loan:
Commercial loans	$48,588	16.4%	$53,791	17.1%
Construction loans	8,912	2.0	8,180	2.8
Commercial real estate loans	78,465	50.4	74,428	49.1
Residential mortgage loans and equity lines	17,416	31.2	18,140	31.0
Installment and other loans	23	0.0	23	0.0
Total loans	$153,404	100%	$154,562	100%

The allowance allocated to commercial loans decreased $5.2 million, or 9.7%, to $48.6 million at June 30, 2024, from $53.8 million at December 31, 2023. The decrease was mainly due to net charge-offs of $9.3 million.

The allowance allocated to construction loans increased $0.7 million, or 8.5% to $8.9 million at June 30, 2024, from $8.2 million at December 31, 2023. The increase is due primarily to an increase in nonaccrual real estate construction loans.

The allowance allocated to commercial real estate loans increased $4.1 million, or 5.5%, to $78.5 million at June 30, 2024, from $74.4 million at December 31, 2023. The increase is due primarily to an increase in commercial real estate loans.

The allowance allocated for residential mortgage loans and equity lines decreased $0.7 million, or 3.9% to $17.4 million at June 30, 2024, compared to $18.1 million at December 31, 2023. The decrease is due primarily to a decrease in residential mortgage loans.

Deposits

Total deposits were $19.77 billion as of June 30, 2024, an increase of $447.6 million, or 2.3% from $19.33 billion as of December 31, 2023.

The Company calculates its uninsured deposits based on the methodologies and assumptions used for regulatory reporting. Total uninsured deposits were $9.00 billion as of June 30, 2024, increased approximately $286.4 million, from $8.71 billion as of December 31, 2023. Excluding $779.2 million in collateralized deposits, the uninsured and uncollateralized deposits of $8.22 billion was 41.6% of total deposits as of June 30, 2024. Our unused borrowing capacity from the Federal Home Loan Bank as of June 30, 2024, was $7.30 billion and unpledged securities at June 30, 2024, was $1.63 billion. These sources of available liquidity, including cash and short-term investments, were more than 100% of uninsured and uncollateralized deposits as of June 30, 2024.

The following table sets forth the deposit mix as of the dates indicated:

	June 30, 2024		December 31, 2023
	Amount	Percentage	Amount	Percentage
	(In thousands)
Deposits
Non-interest-bearing demand deposits	$3,161,632	16.0%	$3,529,018	18.3%
NOW deposits	2,145,580	10.9	2,370,685	12.3
Money market deposits	3,182,031	16.1	3,049,754	15.8
Savings deposits	1,014,287	5.1	1,039,203	5.4
Time deposits	10,269,487	51.9	9,336,787	48.2
Total deposits	$19,773,017	100.0%	$19,325,447	100.0%

The following table sets forth the maturity distribution of time deposits at June 30, 2024:

	At June 30, 2024
	Time Deposits -under $250,000	Time Deposits -$250,000 and over	Total Time Deposits
	(In thousands)
Three months or less	$1,954,476	$2,071,288	$4,025,764
Over three to six months	1,356,429	2,125,527	3,481,956
Over six to twelve months	1,209,064	1,527,130	2,736,194
Over twelve months	18,813	6,760	25,573
Total	$4,538,782	$5,730,705	$10,269,487

Percent of total deposits	23.0%	29.0%	51.9%

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

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of June 30, 2024. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts:

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$10,243,914	$21,741	$—	$3,832	$10,269,487
Advances from the Federal Home Loan Bank	165,000	—	—	—	165,000
Other borrowings	—	—	—	17,838	17,838
Long-term debt	—	—	—	119,136	119,136
Operating leases	10,968	16,800	9,579	1,111	38,458
Total contractual obligations and other commitments	$10,419,882	$38,541	$9,579	$141,917	$10,609,919

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

Capital Resources

Total equity was $2.79 billion as of June 30, 2024, an increase of $56.7 million, from $2.74 billion as of December 31, 2023, primarily due to net income of $138.3 million, stock-based compensation of $2.2 million, and proceeds from dividend reinvestment of $1.5 million, and stock issued to directors of $850 thousand, offset by, common stock cash dividends of $49.5 million, purchase of treasury stock of $25.3 million, other comprehensive loss of $7.6 million, and shares withheld related to net share settlement of RSUs of $3.7 million.

The following table summarizes changes in total equity for the six months ended June 30, 2024:

Six Months Ended
June 30, 2024
(In thousands)
Net income	$138,264
Proceeds from shares issued through the Dividend Reinvestment Plan	1,488
Shares withheld related to net share settlement of RSUs	(3,708)
Purchase of treasury stock	(25,301)
Stock-based compensation	2,189
Cash dividends paid to common stockholders	(49,473)
Restricted stock units vested	2
Stock issued to directors	850
Other comprehensive loss	(7,644)
Net increase in total equity	$56,667

Capital Adequacy Review

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The following tables set forth actual and required capital ratios as of June 30, 2024, and December 31, 2023, for Bancorp and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2023 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(In thousands)
June 30, 2024

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,496,112	13.26	$1,317,581	7.00	$1,223,468	6.50
Cathay Bank	2,559,600	13.61	1,316,627	7.00	1,222,583	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,496,112	13.26	1,599,920	8.50	1,505,807	8.00
Cathay Bank	2,559,600	13.61	1,598,762	8.50	1,504,717	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,774,590	14.74	1,976,371	10.50	1,882,258	10.00
Cathay Bank	2,722,578	14.47	1,974,941	10.50	1,880,896	10.00

Leverage Ratio
Cathay General Bancorp	2,496,112	10.83	921,893	4.00	1,152,366	5.00
Cathay Bank	2,559,600	11.11	921,181	4.00	1,151,477	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(In thousands)
December 31, 2023

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,430,773	12.84	$1,325,277	7.00	$1,230,615	6.50
Cathay Bank	2,501,439	13.23	1,323,846	7.00	1,229,286	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,430,773	12.84	1,609,265	8.50	1,514,602	8.00
Cathay Bank	2,501,439	13.23	1,607,527	8.50	1,512,967	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,709,888	14.31	1,987,916	10.50	1,893,253	10.00
Cathay Bank	2,665,054	14.09	1,985,769	10.50	1,891,209	10.00

Leverage Ratio
Cathay General Bancorp	2,430,773	10.55	921,473	4.00	1,151,841	5.00
Cathay Bank	2,501,439	10.87	920,670	4.00	1,150,838	5.00

As of June 30, 2024, capital levels at Bancorp and the Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of June 30, 2024, at Bancorp and the Bank exceed the minimum levels necessary to be considered “well capitalized.”

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

The Company declared a cash dividend of $0.34 per share on 72,838,734 shares outstanding on May 30, 2024, for distribution to holders of our common stock on June 10, 2024. The Company paid total cash dividends of $24.8 million in the second quarter of 2024.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and client credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of June 30, 2024, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 13.7% compared to 13.7% as of December 31, 2023.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At June 30, 2024, the Bank had an approved credit line with the FHLB of San Francisco totaling $8.19 billion. Total advances from the FHLB of San Francisco were $165.0 million and standby letters of credit issued by the FHLB on the Company’s behalf were $950.0 million as of June 30, 2024. These borrowings bear fixed rates and are secured by the Bank’s loans. See Note 10 to the Consolidated Financial Statements. At June 30, 2024, the Bank pledged $200.4 million of its commercial loans and $1.1 million of securities to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $173.8 million from the Federal Reserve Bank Discount Window at June 30, 2024.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At June 30, 2024, investment securities totaled $1.65 billion, with $18.9 million pledged as collateral for borrowings and other commitments. The remaining balance was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 99.8% of our time deposits mature within one year or less as of June 30, 2024. Management anticipates that these deposits will reprice lower as a result of the expected decreases in the target Fed funds rate expected in 2024. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. As of June 30, 2024, management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $96.0 million and $81.0 million during the second quarter of 2024 and 2023, respectively.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2024:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	15.68	-7.6
+100	7.9	-3.8
-100	-5.0	4.4
-200	-10.3	9.5

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

There has not been any change in our internal control over financial reporting that occurred during the second quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(April 1, 2024 - April 30, 2024)	0	$0.00	0	$0
(May 1, 2024 - May 31, 2024)	150,000	$36.49	150,000	$119,526,565
(June 1, 2024 - June 30, 2024)	539,470	$36.38	539,470	$99,897,996
Total	689,470	$36.41	689,470	$99,897,996

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

Exhibit 10.1+	Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – EPS), used to award performance-based restricted stock units. **

Exhibit 10.2+	Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – TSR), used to award performance-based restricted stock units. **

Exhibit 10.3+	Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – ROA), used to award performance-based restricted stock units. **

Exhibit 31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1++	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2++	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document*

____________________

+	Filed herewith.

++	Furnished herewith.

*	Filed electronically herewith.

**	Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp
(Registrant)

Date: August 8, 2024
/s/ Chang M. Liu
Chang M. Liu
President and Chief Executive Officer

Date: August 8, 2024
/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and
Chief Financial Officer