Form 10-Q
period 2024-09-30
CATHAY GENERAL BANCORP
filed 2024-11-08
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number	001-31830

CATHAY GENERAL BANCORP

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CATY	Nasdaq Global Select Market

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

Common stock, $0.01 par value, 71,198,632 shares outstanding as of October 31, 2024.

    CATHAY GENERAL BANCORP AND SUBSIDIARIES

3RD QUARTER 2024 REPORT ON FORM 10-Q

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

   PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023
	(In thousands, except share data)
Assets
Cash and due from banks	$182,542	$173,988
Short-term investments and interest-bearing deposits	1,156,223	654,813
Securities available-for-sale (amortized cost of $1,602,696 at September 30, 2024, and $1,726,080 at December 31, 2023)	1,508,356	1,604,570
Loans held for sale	5,190	—
Loans held for investment	19,373,593	19,548,140
Less: Allowance for loan losses	(163,733)	(154,562)
Unamortized deferred loan fees, net	(10,505)	(10,720)
Loans held for investment, net	19,199,355	19,382,858
Equity securities	35,741	40,406
Federal Home Loan Bank stock	17,250	17,746
Other real estate owned, net	18,277	19,441
Affordable housing investments and alternative energy partnerships, net	280,091	315,683
Premises and equipment, net	89,158	91,097
Customers’ liability on acceptances	12,043	3,264
Accrued interest receivable	95,351	97,673
Goodwill	375,696	375,696
Other intangible assets, net	3,590	4,461
Right-of-use assets - operating leases	30,543	32,076
Other assets	265,037	267,762
Total assets	$23,274,443	$23,081,534

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$3,253,823	$3,529,018
Interest-bearing:
NOW deposits	2,093,861	2,370,685
Money market deposits	3,134,460	3,049,754
Savings deposits	1,215,974	1,039,203
Time deposits	10,245,823	9,336,787
Total deposits	19,943,941	19,325,447
Advances from the Federal Home Loan Bank	60,000	540,000
Other borrowings of affordable housing investments	17,783	15,787
Long-term debt	119,136	119,136
Acceptances outstanding	12,043	3,264
Lease liabilities - operating leases	32,906	34,797
Other liabilities	258,321	306,528
Total liabilities	20,444,130	20,344,959
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 91,601,352 issued and 71,355,869 outstanding at September 30, 2024, and 91,392,480 issued and 72,668,927 outstanding at December 31, 2023	916	914
Additional paid-in-capital	991,362	987,953
Accumulated other comprehensive loss, net	(66,453)	(85,416)
Retained earnings	2,632,315	2,500,341
Treasury stock, at cost (20,245,483 shares at September 30, 2024, and 18,723,553 shares at December 31, 2023)	(727,827)	(667,217)
Total stockholders' equity	2,830,313	2,736,575
Total liabilities and stockholders' equity	$23,274,443	$23,081,534

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable	$310,311	$293,108	$916,175	$827,765
Investment securities	15,125	12,698	45,720	36,832
Federal Home Loan Bank stock	375	355	1,305	957
Deposits with banks	13,680	17,307	41,793	43,405
Total interest and dividend income	339,491	323,468	1,004,993	908,959

Interest Expense
Time deposits	119,786	90,022	347,408	234,171
Other deposits	45,918	38,207	133,218	92,683
Advances from Federal Home Loan Bank	1,885	6,779	13,517	14,875
Long-term debt	2,351	1,726	5,935	4,721
Short-term debt	396	1,094	1,872	2,901
Total interest expense	170,336	137,828	501,950	349,351

Net interest income before provision for credit losses	169,155	185,640	503,043	559,608
Provision for credit losses	14,500	7,000	23,000	24,255
Net interest income after provision for credit losses	154,655	178,640	480,043	535,353

Non-Interest Income
Net gains/(losses) from equity securities	4,253	(6,218)	(6,204)	9,298
Net gains/(losses) from securities available for sale	—	—	1,107	(3,000)
Letters of credit commissions	2,081	1,738	5,686	4,972
Depository service fees	1,572	1,536	4,900	5,009
Wealth management fees	6,545	5,150	17,861	12,686
Other operating income	5,914	5,631	16,841	16,226
Total non-interest income	20,365	7,837	40,191	45,191

Non-Interest Expense
Salaries and employee benefits	40,859	38,774	124,850	114,048
Occupancy expense	5,938	5,851	17,557	16,883
Computer and equipment expense	4,753	4,387	15,212	12,899
Professional services expense	7,021	7,906	22,225	24,212
Data processing service expense	4,330	3,614	12,136	11,010
FDIC and regulatory assessments	3,250	3,063	13,081	9,230
Marketing expense	1,614	1,587	5,002	4,777
Other real estate owned expense	596	435	2,331	566
Amortization of investments in low-income housing and alternative energy partnerships	24,077	23,157	61,905	60,497
Amortization of core deposit intangibles	250	250	848	1,059
Other operating expense	4,179	4,949	14,311	14,799
Total non-interest expense	96,867	93,973	289,458	269,980

Income before income tax expense	78,153	92,504	230,776	310,564
Income tax expense	10,639	10,133	24,998	38,966
Net income	$67,514	$82,371	$205,778	$271,598

Other Comprehensive Income/(Loss), net of tax
Net holding gains/(losses) on securities available-for-sale	26,607	(24,043)	19,737	(19,915)
Net holding losses on cash flow hedge derivatives	—	(441)	(774)	(1,323)
Total other comprehensive income/(loss), net of tax	26,607	(24,484)	18,963	(21,238)
Total comprehensive income	$94,121	$57,887	$224,741	$250,360

Net Income Per Common Share:
Basic	$0.94	$1.14	$2.84	$3.74
Diluted	$0.94	$1.13	$2.83	$3.73
Cash dividends paid per common share	$0.34	$0.34	$1.02	$1.02
Average Common Shares Outstanding:
Basic	71,786,624	72,568,518	72,370,995	72,546,149
Diluted	72,032,456	72,890,414	72,607,550	72,847,907

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three Months Ended	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
	(In thousands, except share and per share data)
Balance at June 30, 2024	72,170,433	$916	$988,772	$(93,060)	$2,589,132	$(692,518)	$2,793,242
Dividend Reinvestment Plan	17,332	1	728	—	—	—	729
Restricted stock units vested	564	(1)	—	—	—	—	(1)
Stock issued to directors	—	—	(1)	—	—	—	(1)
Shares withheld related to net share settlement of RSUs	—	—	(13)	—	—	—	(13)
Purchases of treasury stock	(832,460)	—	—	—	—	(35,309)	(35,309)
Stock-based compensation	—	—	1,876	—	—	—	1,876
Cash dividends of $0.34 per share	—	—	—	—	(24,331)	—	(24,331)
Other comprehensive income	—	—	—	26,607	—	—	26,607
Net income	—	—	—	—	67,514	—	67,514
Balance at September 30, 2024	71,355,869	$916	$991,362	$(66,453)	$2,632,315	$(727,827)	$2,830,313

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three Months Ended	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
	(In thousands, except share and per share data)
Balance at June 30, 2023	72,563,169	$913	$983,233	$(99,049)	$2,384,817	$(667,243)	$2,602,671
Dividend Reinvestment Plan	23,397	—	865	—	—	—	865
Restricted stock units vested	426	—	—	—	—	—	—
Stock issued to directors	—	—	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(11)	—	—	—	(11)
Purchases of treasury stock	—	—	—	—	—	9	9
Stock-based compensation	—	—	1,987	—	—	—	1,987
Cash dividends of $0.34 per share	—	—	—	—	(24,672)	—	(24,672)
Other comprehensive loss	—	—	—	(24,484)	—	—	(24,484)
Net income	—	—	—	—	82,371	—	82,371
Balance at September 30, 2023	72,586,992	$913	$986,074	$(123,533)	$2,442,516	$(667,234)	$2,638,736

See accompanying Notes to Consolidated Financial Statements.

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Nine Months Ended	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
	(In thousands, except share and per share data)
Balance at December 31, 2023	72,668,927	$914	$987,953	$(85,416)	$2,500,341	$(667,217)	$2,736,575
Dividend Reinvestment Plan	56,574	1	2,216	—	—	—	2,217
Restricted stock units vested	128,178	1	—	—	—	—	1
Stock issued to directors	24,120	—	850	—	—	—	850
Shares withheld related to net share settlement of RSUs	—	—	(3,722)	—	—	—	(3,722)
Purchases of treasury stock	(1,521,930)	—	—	—	—	(60,610)	(60,610)
Stock-based compensation	—	—	4,065	—	—	—	4,065
Cash dividends of $1.02 per share	—	—	—	—	(73,804)	—	(73,804)
Other comprehensive income	—	—	—	18,963	—	—	18,963
Net income	—	—	—	—	205,778	—	205,778
Balance at September 30, 2024	71,355,869	$916	$991,362	$(66,453)	$2,632,315	$(727,827)	$2,830,313

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Nine Months Ended	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
	(In thousands, except share and per share data)
Balance at December 31, 2022	72,742,151	$911	$981,119	$(102,295)	$2,244,856	$(650,551)	$2,474,040
Dividend Reinvestment Plan	73,269	1	2,698	—	—	—	2,699
Restricted stock units vested	121,302	1	—	—	—	—	1
Stock issued to directors	25,360	—	850	—	—	—	850
Shares withheld related to net share settlement of RSUs	—	—	(3,538)	—	—	—	(3,538)
Purchases of treasury stock	(375,090)	—	—	—	—	(16,683)	(16,683)
Stock-based compensation	—	—	4,945	—	—	—	4,945
Cash dividends of $1.02 per share	—	—	—	—	(73,938)	—	(73,938)
Other comprehensive loss	—	—	—	(21,238)	—	—	(21,238)
Net income	—	—	—	—	271,598	—	271,598
Balance at September 30, 2023	72,586,992	$913	$986,074	$(123,533)	$2,442,516	$(667,234)	$2,638,736

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Cash Flows from Operating Activities
Net income	$205,778	$271,598
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	23,000	24,255
Provision for losses on other real estate owned	1,164	—
Deferred tax benefit	(20,452)	(12,079)
Depreciation and amortization	5,465	6,402
Amortization of right-of-use asset	7,309	7,258
Change in operating lease liabilities	(1,891)	444
Net gains on sale of loans	(58)	—
Loss on sales or disposal of premises and equipment	—	6
Amortization on alternative energy partnerships, venture capital and other investments	61,905	60,497
Net gains on sales of securities available-for-sale	(1,107)	(14)
Amortization/accretion of securities available-for-sale premiums/discounts, net	(19,182)	(5,729)
Unrealized loss/(gain) on equity securities	6,204	(9,298)
Write-off of securities available-for-sale	—	3,000
Stock-based compensation and stock issued to officers as compensation	4,916	5,795
Net change in accrued interest receivable and other assets	9,666	(61,019)
Net change in other liabilities	(40,382)	27,813
Net cash provided by operating activities	242,335	318,929

Cash Flows from Investing Activities
Purchase of securities available-for-sale	(988,498)	(472,303)
Proceeds from repayments, maturities and calls of securities available-for-sale	1,097,594	412,268
Proceeds from sale of securities available-for-sale	33,690	—
Purchase of Federal Home Loan Bank stock	(12,535)	(21,550)
Redemption of Federal Home Loan Bank stock	13,031	21,550
Proceeds from sale of loans originally classified as held-for-investment	130,010	—
Net decrease/(increase) in loans	26,036	(789,465)
Purchase of premises and equipment	(2,654)	(1,633)
Net increase in affordable housing investments and alternative energy partnerships	(31,737)	(36,076)
Net cash provided/(used) for investing activities	264,937	(887,209)

Cash Flows from Financing Activities
Increase in deposits	618,611	1,130,271
Advances from Federal Home Loan Bank	6,968,000	10,110,000
Repayment of Federal Home Loan Bank borrowings	(7,448,000)	(10,580,000)
Cash dividends paid	(73,804)	(73,938)
Purchases of treasury stock	(60,610)	(16,683)
Proceeds from shares issued under Dividend Reinvestment Plan	2,217	2,700
Taxes paid related to net share settlement of RSUs	(3,722)	(3,538)
Net cash provided by financing activities	2,692	568,812

Increase in cash, cash equivalents, and restricted cash	509,964	532
Cash, cash equivalents, and restricted cash, beginning of the period	828,801	1,162,402
Cash, cash equivalents, and restricted cash, end of the period	$1,338,765	$1,162,934

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$494,181	$336,722
Income taxes paid	$41,027	$60,332
Non-cash investing and financing activities:
Net change in unrealized holding gain/(loss) on securities available-for-sale, net of tax	$19,737	$(19,915)
Net change in unrealized holding loss on cash flow hedge derivatives	$(774)	$(1,323)
Loans transferred from held-for-investment to held-for-sale	$135,141	$—
Transfers to other real estate owned from loans held-for-investment	$—	$6,264

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), and eleven limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of September 30, 2024, the Bank operates 24 branches in Southern California, 19 branches in Northern California, 9 branches in New York State, four in Washington State, two in Illinois, two in Texas, one in Maryland, Massachusetts, Nevada, and New Jersey, one in Hong Kong, and a representative office in Taipei, Beijing, and Shanghai. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the audited Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024 (the “2023 Form 10-K”).

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

   Other Accounting Standards Pending Adoption

In November 2023, ASU No. 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures”, was issued.  This ASU expands the disclosure requirements for reportable segments of public entities by adding the following disclosure requirements.  The amendments require, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, on an annual and interim basis, disclose amount and description of composition of other segment items.  This amount reconciles segment revenues, less the significant segment expenses, to the reported measure of segment profit or loss; expands the current interim disclosure requirements to require all existing annual disclosures about a reportable segment’s profit or loss and assets also be made on an interim basis; clarifies that if a CODM uses more than one measure of segment profit or loss, then the entity may disclose one or more measures, but at least one measure should be that which is most consistent with GAAP measurement principles; and requires annual disclosure of the title and position of the CODM as well as explanation of how the CODM uses the reported measures in assessing segment performance and allocating resources.  The amendments in this update are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company has determined that the adoption of ASU 2023-07 will not have a significant impact on the Company’s Consolidated Financial Statements.”

.

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

The Company had average excess balance with FRBSF of $989.8 million as of September 30, 2024, and $1.09 billion as of  December 31, 2023. As of September 30, 2024, and December 31, 2023, the Company had $35.3 million and $53.8 million, respectively, as cash margin that serves as collateral on deposits in a cash margin account for interest rate swaps. Of the balances held in the cash margin account $9.2 million and $8.6 million, respectively, are restricted as of  September 30, 2024, and December 31, 2023. As of September 30, 2024, and December 31, 2023, the Company held $2.5 million and $6.4 million, respectively, in a restricted escrow account with a major bank for its alternative energy investments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except share and per share data)

Net income	$67,514	$82,371	$205,778	$271,598

Weighted-average shares:
Basic weighted-average number of common shares outstanding	71,786,624	72,568,518	72,370,995	72,546,149
Dilutive effect of weighted-average outstanding common share equivalents:
RSUs	245,832	321,896	236,555	301,758
Diluted weighted-average number of common shares outstanding	72,032,456	72,890,414	72,607,550	72,847,907

Average restricted stock units with anti-dilutive effect	309	—	11,464	2,098
Earnings per common share:
Basic	$0.94	$1.14	$2.84	$3.74
Diluted	$0.94	$1.13	$2.83	$3.73

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

The following table presents RSU activity during the nine months ended September 30, 2024:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2023	194,389	$34.83	349,661	$32.94
Granted	76,663	37.70	121,412	37.79
Vested	(42,064)	36.31	(113,764)	36.91
Forfeited	(26,948)	41.72	(17,395)	39.26
Balance at September 30, 2024	202,040	$34.69	339,914	$33.02

The compensation expense recorded for RSUs was $1.9 million and $2.0 million for the three months ended September 30, 2024, and 2023, respectively. For the nine months ended September 30, 2024, and 2023, the compensation expense recorded for RSUs was $4.1 million and $5.0 million, respectively. Unrecognized stock-based compensation expense related to RSUs was $11.5 million and $11.9 million as of September 30, 2024, and 2023, respectively. As of September 30, 2024, these costs are expected to be recognized over the next 2.2 years for time-based and performance-based RSUs.

As of September 30, 2024, 1,242,046 shares were available for future grants under the Company’s 2005 Incentive Plan, as amended and restated.

7. Investment Securities

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale ("AFS") as of September 30, 2024, and December 31, 2023

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities AFS
U.S. treasury securities	$494,517	$494	$—	$495,011
U.S. government agency entities	10,180	61	116	10,125
Mortgage-backed securities	821,023	395	86,882	734,536
Collateralized mortgage obligations	28,663	—	2,229	26,434
Corporate debt securities	248,313	299	6,362	242,250
Total	$1,602,696	$1,249	$95,589	$1,508,356

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities AFS
U.S. treasury securities	$495,167	$153	$20	$495,300
U.S. government agency entities	48,282	117	230	48,169
Mortgage-backed securities	892,942	223	106,442	786,723
Collateralized mortgage obligations	31,238	—	3,194	28,044
Corporate debt securities	258,451	22	12,139	246,334
Total	$1,726,080	$515	$122,025	$1,604,570

As of September 30, 2024, and December 31, 2023, the amortized cost of AFS securities excluded accrued interest receivables of $4.5 million and $5.5 million, respectively, which are included in accrued interest receivable on the Consolidated Balance Sheets. For the Company’s accounting policy related to AFS securities accrued interest receivable, see Note 1 - Summary of Significant Accounting Policies – Securities Available for Sale – Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2023 Form 10-K.

The amortized cost and fair value of securities AFS as of September 30, 2024, by contractual maturities, are set forth in the tables below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	September 30, 2024
	Securities AFS
	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$564,646	$564,312
Due after one year through five years	182,986	177,692
Due after five years through ten years	119,016	113,945
Due after ten years	736,048	652,407
Total	$1,602,696	$1,508,356

Equity Securities - The Company recognized an unrealized net gain of $4.3 million for the three months ended September 30, 2024, due to an increase in fair value of equity investments with readily determinable fair values compared to a net loss of $6.2 million for the three months ended September 30, 2023. The Company recognized a net loss of $6.2 million for the nine months ended September 30, 2024, due to a decrease in fair value of equity investments with readily determinable fair values compared to a net gain of $9.3 million for the nine months ended September 30, 2023. Equity securities were $35.7 million and $40.4 million as of September 30, 2024, and December 31, 2023, respectively.

The following tables set forth the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of  September 30, 2024, and  December 31, 2023:

	September 30, 2024
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities AFS
U.S. government agency entities	$1,182	$1	$2,223	$115	$3,405	$116
Mortgage-backed securities	8	—	701,624	86,882	701,632	86,882
Collateralized mortgage obligations	—	—	26,434	2,229	26,434	2,229
Corporate debt securities	19,974	26	146,866	6,336	166,840	6,362
Total	$21,164	$27	$877,147	$95,562	$898,311	$95,589

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities AFS
U.S. treasury securities	$49,831	$20	$—	$—	$49,831	$20
U.S. government agency entities	18,301	108	1,313	122	19,614	230
Mortgage-backed securities	—	—	768,274	106,442	768,274	106,442
Collateralized mortgage obligations	—	—	28,044	3,194	28,044	3,194
Corporate debt securities	64,448	552	166,864	11,587	231,312	12,139
Total	$132,580	$680	$964,495	$121,345	$1,097,075	$122,025

As of September 30, 2024, the Company had a total of 177 AFS securities in a gross unrealized loss position with no credit impairment, consisting primarily of 149 mortgage-backed securities, and 18 Corporate debt securities, five collateralized mortgage obligations and five U.S. government agency securities. In comparison, as of December 31, 2023, the Company has a total of 192 AFS securities in a gross unrealized loss position with no credit impairment, consisting primarily of 154 mortgage-backed securities, 24 Corporate debt securities, one U.S. treasury security, five collateralized mortgage obligations and eight U.S. government agency securities.

In March 2023, the Company recorded a $3.0 million write-off of its holdings of securities AFS from the failed Signature Bank. During the nine months ended September 30, 2024, the Company sold that security for $1.4 million.

Allowance for Credit Losses

The AFS securities that were in an unrealized loss position at September 30, 2024, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 - Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2023 Form 10-K.

The Company concluded the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell securities AFS that have declined below their cost before their anticipated recovery. Accordingly, no allowance for credit losses was recorded as of September 30, 2024, against these securities, and there was no provision for credit losses recognized for the three and nine months ended September 30, 2024.

AFS securities having a carrying value of $18.4 million and $134.2 million as of September 30, 2024, and December 31, 2023, respectively, were pledged to secure public deposits and other borrowings.

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

The types of loans in the Company’s Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023, were as follows:

	September 30, 2024	December 31, 2023
	(In thousands)

Commercial loans	$3,106,994	$3,305,048
Construction loans	307,057	422,647
Commercial real estate loans	9,975,272	9,729,581
Residential mortgage loans	5,750,546	5,838,747
Equity lines	226,838	245,919
Installment and other loans	6,886	6,198
Gross loans	$19,373,593	$19,548,140
Allowance for loan losses	(163,733)	(154,562)
Unamortized deferred loan fees, net	(10,505)	(10,720)
Total loans held for investment, net	$19,199,355	$19,382,858

Loans held for sale	$5,190	$—

As of September 30, 2024, and  December 31, 2023, recorded investment in non-accrual loans was $162.8 million and $66.7 million, respectively. For non-accrual loans, the amounts previously charged-off represent 10.0% and 15.8% of the contractual balances for non-accrual loans as of September 30, 2024, and December 31, 2023, respectively.

The following table presents non-accrual loans and the related allowance as of September 30, 2024, and December 31, 2023.  There were no non-accrual loans with allocated allowance as of  December 31, 2023.

	September 30, 2024
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance:
Commercial loans	$47,542	$35,098	$—
Commercial real estate loans	91,342	76,870	—
Residential mortgage loans and equity lines	23,963	23,183	—
Subtotal	$162,847	$135,151	$—

With allocated allowance:
Commercial loans	$16,976	$16,976	$3,830
Commercial real estate loans	10,707	10,707	2,067
Subtotal	$27,683	$27,683	$5,897
Total non-accrual loans	$190,530	$162,834	$5,897

	December 31, 2023
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance:
Commercial loans	$26,310	$14,404	$—
Construction loans	7,736	7,736	—
Commercial real estate loans	41,725	32,030	—
Residential mortgage loans and equity lines	12,957	12,511	—
Subtotal	$88,728	$66,681	$—

Total non-accrual loans	$88,728	$66,681	$—

The following tables present the average recorded investment and interest income recognized on non-accrual loans for the period indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$24,609	$4	$15,755	$9
Construction loans	15,499	—	22,174	—
Commercial real estate loans	78,982	98	60,352	220
Residential mortgage loans and equity lines	21,529	—	17,488	—
Total non-accrual loans	$140,619	$102	$115,769	$229

	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$13,147	$5	$18,982	$10
Construction loans	11,266	—	3,797	—
Commercial real estate loans	37,046	74	37,446	244
Residential mortgage loans and equity lines	13,214	—	11,652	—
Installment and other loans	—	—	1	—
Total non-accrual loans	$74,673	$79	$71,878	$254

The following tables present the aging of the loan portfolio by type as of September 30, 2024, and as of December 31, 2023:

	September 30, 2024
	Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$4,019	$2,007	$6,931	$52,074	$65,031	$3,041,963	$3,106,994
Construction loans	—	3,497	—	—	3,497	303,560	307,057
Commercial real estate loans	9,615	—	—	87,577	97,192	9,878,080	9,975,272
Residential mortgage loans and equity lines	1,603	9,030	—	23,183	33,816	5,943,568	5,977,384
Installment and other loans	37	—	—	—	37	6,849	6,886
Total loans	$15,274	$14,534	$6,931	$162,834	$199,573	$19,174,020	$19,373,593

	December 31, 2023
	Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$11,771	$7,770	$508	$14,404	$34,453	$3,270,595	$3,305,048
Construction loans	25,389	22,998	—	7,736	56,123	366,524	422,647
Commercial real estate loans	27,900	1,503	6,649	32,030	68,082	9,661,499	9,729,581
Residential mortgage loans and equity lines	59,606	6,670	—	12,511	78,787	6,005,879	6,084,666
Installment and other loans	32	—	—	—	32	6,166	6,198
Total loans	$124,698	$38,941	$7,157	$66,681	$237,477	$19,310,663	$19,548,140

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

The following table presents the amortized cost of loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted and the financial effects of the modifications for the three and nine months ended September 30, 2024, and  September 30, 2023, by loan class and modification type.

	Three Months Ended September 30, 2024					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Change in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	(In thousands)
Loan Type
Commercial loans	$—	$135	$—	$135	0.00%	0.00	0.0	0.6
Total	$—	$135	$—	$135

	Nine Months Ended September 30, 2024					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Change in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	(In thousands)
Loan Type
Commercial loans	$6,749	$135	$974	$7,858	0.25%	1.04	1.9	0.1
Residential mortgage loans	—	221	—	221	0.00%	(0.18)	0.0	2.0
Total	$6,749	$356	$974	$8,079

	Three Months Ended September 30, 2023					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Change in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	(In thousands)
Loan Type
Commercial loans	$1,489	$—	$1,164	$2,653	0.09%	(0.94)	0.80	0.40
Total	$1,489	$—	$1,164	$2,653

	Nine Months Ended September 30, 2023					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Change in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	(In thousands)
Loan Type
Commercial loans	$1,489	$—	$1,199	$2,688	0.09%	(1.27)	0.80	0.39
Total	$1,489	$—	$1,199	$2,688

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company tracks the performance of modified loans. There were no loans that received a modification during the three and nine months ended September 30, 2024, that subsequently defaulted.

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification.  There were no loans that received modifications which subsequently defaulted during the three and nine months ended September 30, 2024.

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the performance of loans that were modified for the three and nine months ended September 30, 2024, since the adoption of ASU 2022-02 on January 1, 2023.

	Three Months Ended September 30, 2024
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	(In thousands)
Loan Type
Commercial loans	$135	$—	$—	$135
Total	$135	$—	$—	$135

	Nine Months Ended September 30, 2024
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	(In thousands)
Loan Type
Commercial loans	$7,858	$—	$—	$7,858
Residential mortgage loans	221	—	—	221
Total	$8,079	$—	$—	$8,079

	Three Months Ended September 30, 2023
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	(In thousands)
Loan Type
Commercial loans	$2,653	$—	$—	$2,653
Total	$2,653	$—	$—	$2,653

	Nine Months Ended September 30, 2023
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	(In thousands)
Loan Type
Commercial loans	$2,688	$—	$—	$2,688
Total	$2,688	$—	$—	$2,688

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of September 30, 2024, there were no commitments to lend additional funds to borrowers experiencing financial difficulty and whose loans were modified.

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

The following table summarizes the Company’s loans held for investment and current year-to-date gross write-offs as of September 30, 2024, and December 31, 2023, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification. Revolving Loans that are converted to term loans presented in the table below are excluded from the term loans by vintage year columns.

	Loans Amortized Cost Basis by Origination Year
September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$292,982	$336,678	$210,436	$231,446	$53,253	$115,534	$1,648,578	$7,968	$2,896,875
Special Mention	—	—	665	9,725	310	4,848	54,180	—	69,728
Substandard	50	6,204	14,563	6,790	22,515	6,317	75,490	390	132,319
Doubtful	—	—	—	4,656	—	—	—	—	4,656
Total	$293,032	$342,882	$225,664	$252,617	$76,078	$126,699	$1,778,248	$8,358	$3,103,578
YTD gross write-offs	$98	$672	$568	$8,224	$257	$49	$2,994	$—	$12,862
Construction loans
Pass/Watch	$8,369	$51,004	$121,425	$55,043	$2,596	$10,482	$—	$—	$248,919
Special Mention	—	—	—	35,569	14,321	—	—	—	49,890
Substandard	—	3,967	3,497	—	—	—	—	—	7,464
Total	$8,369	$54,971	$124,922	$90,612	$16,917	$10,482	$—	$—	$306,273
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate loans
Pass/Watch	$1,032,804	$2,084,411	$1,788,747	$1,489,868	$823,095	$2,293,030	$168,887	$—	$9,680,842
Special Mention	2,095	—	19,859	18,601	17,221	23,405	565	—	81,746
Substandard	—	22,381	29,149	49,435	6,853	87,921	9,559	—	205,298
Total	$1,034,899	$2,106,792	$1,837,755	$1,557,904	$847,169	$2,404,356	$179,011	$—	$9,967,886
YTD gross write-offs	$—	$—	$—	$—	$—	$1,997	$—	$—	$1,997
Residential mortgage loans
Pass/Watch	$511,483	$1,041,679	$1,046,124	$818,090	$469,840	$1,831,283	$—	$—	$5,718,499
Special Mention	—	—	—	—	33	1,592	—	—	1,625
Substandard	397	1,831	6,204	5,159	4,447	12,668	—	—	30,706
Total	$511,880	$1,043,510	$1,052,328	$823,249	$474,320	$1,845,543	$—	$—	$5,750,830
YTD gross write-offs	$—	$—	$—	$59	$—	$—	$—	$—	$59
Equity lines
Pass/Watch	$—	$—	$77	$—	$—	$—	$208,885	$16,732	$225,694
Substandard	—	—	—	—	—	—	1,687	331	2,018
Total	$—	$—	$77	$—	$—	$—	$210,572	$17,063	$227,712
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$3	$3
Installment and other loans
Pass/Watch	$5,354	$1,349	$106	$—	$—	$—	$—	$—	$6,809
Total	$5,354	$1,349	$106	$—	$—	$—	$—	$—	$6,809
YTD gross write-offs	$—	$—	$7	$—	$—	$—	$—	$—	$7
Total loans	$1,853,534	$3,549,504	$3,240,852	$2,724,382	$1,414,484	$4,387,080	$2,167,831	$25,421	$19,363,088
Total YTD gross write-offs	$98	$672	$575	$8,283	$257	$2,046	$2,994	$3	$14,928

	Loans Amortized Cost Basis by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$381,705	$323,939	$326,650	$96,725	$75,281	$136,162	$1,775,162	$8,308	$3,123,932
Special Mention	4,488	4,875	8,559	23,380	—	—	75,419	—	116,721
Substandard	1,752	653	9,895	2,462	763	5,775	40,131	116	61,547
Total	$387,945	$329,467	$345,104	$122,567	$76,044	$141,937	$1,890,712	$8,424	$3,302,200
YTD gross write-offs	$—	$977	$1,312	$384	$3,672	$6,044	$1,520	$—	$13,909
Construction loans
Pass/Watch	$29,550	$131,984	$153,977	$19,461	$13,298	$3,131	$—	$—	$351,401
Special Mention	1,911	—	11,707	25,389	—	22,998	—	—	62,005
Substandard	—	—	—	—	7,736	—	—	—	7,736
Total	$31,461	$131,984	$165,684	$44,850	$21,034	$26,129	$—	$—	$421,142
YTD gross write-offs	$—	$—	$—	$—	$—	$4,221	$—	$—	$4,221
Commercial real estate loans
Pass/Watch	$2,121,489	$1,959,239	$1,585,010	$887,508	$1,019,952	$1,726,015	$184,601	$—	$9,483,814
Special Mention	37,604	18,910	38,405	3,499	10,303	17,210	1,384	—	127,315
Substandard	—	11,870	12,170	2,965	17,293	66,205	—	—	110,503
Total	$2,159,093	$1,990,019	$1,635,585	$893,972	$1,047,548	$1,809,430	$185,985	$—	$9,721,632
YTD gross write-offs	$—	$—	$208	$—	$969	$4,164	$—	$—	$5,341
Residential mortgage loans
Pass/Watch	$1,140,998	$1,128,526	$902,613	$524,315	$541,005	$1,583,118	$—	$—	$5,820,575
Special Mention	—	—	—	33	—	1,619	—	—	1,652
Substandard	7	652	3,325	2,577	1,334	9,311	—	—	17,206
Total	$1,141,005	$1,129,178	$905,938	$526,925	$542,339	$1,594,048	$—	$—	$5,839,433
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity lines
Pass/Watch	$—	$98	$—	$—	$—	$—	$227,502	$16,628	$244,228
Special Mention	—	3	—	—	—	—	—	—	3
Substandard	—	—	—	—	—	—	2,511	173	2,684
Total	$—	$101	$—	$—	$—	$—	$230,013	$16,801	$246,915
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans
Pass/Watch	$5,114	$981	$3	$—	$—	$—	$—	$—	$6,098
Total	$5,114	$981	$3	$—	$—	$—	$—	$—	$6,098
YTD gross write-offs	$—	$15	$—	$—	$—	$—	$—	$—	$15
Total loans	$3,724,618	$3,581,730	$3,052,314	$1,588,314	$1,686,965	$3,571,544	$2,306,710	$25,225	$19,537,420
Total YTD gross write-offs	$—	$992	$1,520	$384	$4,641	$14,429	$1,520	$—	$23,486

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

The following tables set forth activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2024, and September 30, 2023.

Three months ended September 30, 2024 and 2023

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:
June 30, 2024 Ending Balance	$48,588	$8,912	$78,465	$17,415	$23	$153,403
Provision/(reversal) for expected credit losses	4,872	(402)	8,444	1,554	64	14,532
Charge-offs	(2,666)	—	(1,746)	(59)	(7)	(4,478)
Recoveries	88	—	180	7	1	276
Net (charge-offs)	(2,578)	—	(1,566)	(52)	(6)	(4,202)
September 30, 2024 Ending Balance	$50,882	$8,510	$85,343	$18,917	$81	$163,733

Allowance for unfunded credit commitments:
June 30, 2024 Ending Balance	$7,493	$2,081	$—	$—	$—	$9,574
Provision/(reversal) for expected credit losses	208	(240)	—	—	—	(32)
September 30, 2024 Ending Balance	$7,701	$1,841	$—	$—	$—	$9,542

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:
June 30, 2023 Ending Balance	$50,579	$12,751	$73,547	$18,214	$18	$155,109
(Reversal)/provision for expected credit losses	(178)	2,360	3,307	586	46	6,121
Charge-offs	(6,254)	—	(1,221)	—	(8)	(7,483)
Recoveries	611	—	252	9	—	872
Net (charge-offs)	(5,643)	—	(969)	9	(8)	(6,611)
September 30, 2023 Ending Balance	$44,758	$15,111	$75,885	$18,809	$56	$154,619

Allowance for unfunded credit commitments:
June 30, 2023 Ending Balance	$6,984	$3,541	$—	$—	$—	$10,525
Provision/(reversal) for expected credit losses	1,570	(691)	—	—	—	879
September 30, 2023 Ending Balance	$8,554	$2,850	$—	$—	$—	$11,404

Nine months ended September 30, 2024 and 2023

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:
December 31, 2023 Ending Balance	$53,791	$8,180	$74,428	$18,140	$23	$154,562
Provision/(reversal) for expected credit losses	8,927	330	12,731	459	64	22,511
Charge-offs	(12,862)	—	(1,997)	(62)	(7)	(14,928)
Recoveries	1,026	—	181	380	1	1,588
Net (charge-offs)/recoveries	(11,836)	—	(1,816)	318	(6)	(13,340)
September 30, 2024 Ending Balance	$50,882	$8,510	$85,343	$18,917	$81	$163,733

Allowance for unfunded credit commitments:
December 31, 2023 Ending Balance	$6,888	$2,165	$—	$—	$—	$9,053
Provision/(reversal) for expected credit losses	813	(324)	—	—	—	489
September 30, 2024 Ending Balance	$7,701	$1,841	$—	$—	$—	$9,542

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:
December 31, 2022 Ending Balance	$49,435	$10,417	$68,366	$18,232	$35	$146,485
Provision for expected credit losses	6,276	4,694	10,027	548	36	21,581
Charge-offs	(12,517)	—	(5,341)	—	(15)	(17,873)
Recoveries	1,564	—	2,833	29	—	4,426
Net (charge-offs)/recoveries	(10,953)	—	(2,508)	29	(15)	(13,447)
September 30, 2023 Ending Balance	$44,758	$15,111	$75,885	$18,809	$56	$154,619

Allowance for unfunded credit commitments:
December 31, 2022 Ending Balance	$4,840	$3,890	$—	$—	$—	$8,730
Provision/(reversal) for expected credit losses	3,714	(1,040)	—	—	—	2,674
September 30, 2023 Ending Balance	$8,554	$2,850	$—	$—	$—	$11,404

Loans Held-for-Sale

At the time of commitment to originate or purchase a loan, the loan is determined to be held for investment if it is in the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including asset/liability and credit risk management.  When the Company subsequently changes its intent to hold certain loans, the loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value.  As of September 30, 2024, there were $5.2 million of loans held-for-sale, which were all comprised of commercial loans.  There were no loans held-for-sale as of December 31, 2023.

Loan Transfers, Sales and Purchases

The Company purchases and sells loans in the secondary market in the ordinary course of business.  From time to time, purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to the allowance for loan losses are recorded, when appropriate. During the three months ended September 30, 2024, the Company transferred $5.2 million in commercial loans and transferred and sold $23.0 million in construction loans held for investment to loans held for sale. During the nine months ended September 30, 2024, the Company transferred $112.1 million in commercial loans and $23.0 million in construction loans held for investment to held for sale and sold $107.0 million in commercial loans and $23.0 million in construction loans.  Net gains on sale of loans, excluding the lower of cost or fair value adjustments, were $58.1 thousand for the nine months ended September 30, 2024.  There were no lower of cost or fair value adjustments during the three and nine months ended September 30, 2024.  No loan transfers were made during the three and nine months ended September 30, 2023.

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

The Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships were $89.1 million and $106.5 million as of September 30, 2024, and December 31, 2023, respectively.

10. Borrowed Funds

Borrowings from the Federal Home Loan Bank (“FHLB”) – There were no over-night borrowings from the FHLB as of September 30, 2024, and  December 31, 2023. Advances from the FHLB were $60.0 million at a weighted average rate of 5.08% as of September 30, 2024, and $540.0 million at a weighted average rate of 5.64% as of December 31, 2023. As of September 30, 2024, final maturity for the FHLB advances was $60.0 million in February 2025. Our unused borrowing capacity from the FHLB as of September 30, 2024, and December 31, 2023, was $7.29 billion and $6.60 billion, respectively, and unpledged securities at September 30, 2024, and December 31, 2023, was $1.49 billion and $1.47 billion, respectively.

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

At September 30, 2024, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 7.89%, compared to $119.1 million with a weighted average rate of 7.54% at December 31, 2023. The Junior Subordinated Notes have a stated maturity term of 30 years.

11. Income Taxes

The effective tax rate for the first nine months of 2024 was 10.8% compared to 12.6% for the first nine months of 2023. The effective tax rate includes the impact of low-income housing and alternative energy investment tax credits.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024, and December 31, 2023:

	September 30, 2024
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities AFS
U.S. Treasury securities	$495,011	$—	$—	$495,011
U.S. government agency entities	—	10,125	—	10,125
Mortgage-backed securities	—	734,536	—	734,536
Collateralized mortgage obligations	—	26,434	—	26,434
Corporate debt securities	—	242,250	—	242,250
Total securities AFS	495,011	1,013,345	—	1,508,356

Equity securities
Mutual funds	5,704	—	—	5,704
Preferred stock of government sponsored entities	2,514	—	—	2,514
Other equity securities	25,984	—	—	25,984
Total equity securities	34,202	—	—	34,202

Interest rate swaps	—	32,807	—	32,807
Foreign exchange contracts	—	535	—	535
Total assets	$529,213	$1,046,687	$—	$1,575,900

Liabilities
Interest rate swaps	$—	$38,001	$—	$38,001
Foreign exchange contracts	—	693	—	693
Total liabilities	$—	$38,694	$—	$38,694

	December 31, 2023
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities AFS
U.S. Treasury securities	$495,300	$—	$—	$495,300
U.S. government agency entities	—	48,169	—	48,169
Mortgage-backed securities	—	786,723	—	786,723
Collateralized mortgage obligations	—	28,044	—	28,044
Corporate debt securities	—	246,334	—	246,334
Total securities AFS	495,300	1,109,270	—	1,604,570

Equity securities
Mutual funds	5,585	—	—	5,585
Preferred stock of government sponsored entities	1,821	—	—	1,821
Other equity securities	33,000	—	—	33,000
Total equity securities	40,406	—	—	40,406

Interest rate swaps	—	54,268	—	54,268
Foreign exchange contracts	—	379	—	379
Total assets	$535,706	$1,163,917	$—	$1,699,623

Liabilities
Interest rate swaps	$—	$45,762	$—	$45,762
Foreign exchange contracts	—	175	—	175
Total liabilities	$—	$45,937	$—	$45,937

Financial assets and liabilities measured at estimated fair value on a non-recurring basis:

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the periods ended September 30, 2024, and December 31, 2023, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023, the following tables set forth the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of September 30, 2024, and December 31, 2023, and the total losses for the periods indicated:

	As of September 30, 2024				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Three Months Ended		For the Nine Months Ended
	Level 1	Level 2	Level 3	Measurements	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands)
Assets
Non-accrual loans by type:
Commercial loans	$—	$—	$5,732	$5,732	$1,923	$—	$2,961	$—
Commercial real estate loans	—	—	17,485	17,485	1,746	252	1,997	4,069
Residential mortgage loans and equity lines	—	—	249	249	59	—	59	—
Total non-accrual loans	—	—	23,466	23,466	3,728	252	5,017	4,069
Other real estate owned (1)	—	—	19,306	19,306	—	—	—	—
Other equity securities	—	—	1,539	1,539	—	—	—	—
Investments in venture capital	—	—	93	93	—	—	—	—
Total assets	$—	$—	$44,404	$44,404	$3,728	$252	$5,017	$4,069

(1) Other real estate owned balance of $18.3 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2023				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Measurements	December 31, 2023	December 31, 2022
	(In thousands)
Assets
Non-accrual loans by type:
Commercial loans	$—	$—	$191	$191	$—	$1,786
Commercial real estate loans	—	—	6,882	6,882	4,069	2,091
Total non-accrual loans	—	—	7,073	7,073	4,069	3,877
Other real estate owned (1)	—	—	20,446	20,446	—	—
Investments in venture capital	—	—	237	237	227	268
Total assets	$—	$—	$27,756	$27,756	$4,296	$4,145

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

The following table sets forth the carrying and notional amounts and estimated fair value of financial instruments as of September 30, 2024, and December 31, 2023:

	September 30, 2024		December 31, 2023
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$182,542	$182,542	$173,988	$173,988
Short-term investments	1,156,223	1,156,223	654,813	654,813
Securities AFS	1,508,356	1,508,356	1,604,570	1,604,570
Loans held-for-sale	5,190	5,190	—	—
Loans held for investment, net	19,199,355	19,794,300	19,382,858	19,605,152
Equity securities	35,741	35,741	40,406	40,406
Investment in Federal Home Loan Bank stock	17,250	17,250	17,746	17,746

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$68,329	$535	$124,452	$379
Interest rate swaps	983,562	32,807	1,406,879	54,268

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$19,943,941	$19,961,429	$19,325,447	$19,347,070
Advances from Federal Home Loan Bank	60,000	58,927	540,000	536,996
Other borrowings	17,783	15,281	15,787	13,978
Long-term debt	119,136	76,135	119,136	72,304

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$211,941	$693	$101,378	$175
Interest rate swaps	1,195,424	38,001	1,078,880	45,762

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,686,392	$(18,171)	$3,808,620	$(14,344)
Standby letters of credit	422,763	(3,146)	368,618	(2,821)
Other letters of credit	10,858	(12)	11,308	(10)

The following tables set forth the level in the fair value hierarchy for the estimated fair values of financial instruments as of September 30, 2024, and December 31, 2023, excluding financial instruments recorded at fair value on a recurring basis already presented in other tables in this note:

	As of September 30, 2024
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$182,542	$182,542	$—	$—
Short-term investments	1,156,223	1,156,223	—	—
Loans held-for-sale	5,190	—	5,190	—
Loans held for investment, net	19,794,300	—	—	19,794,300
Equity securities	34,202	34,202	—	—
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Financial Liabilities
Deposits	19,961,429	—	—	19,961,429
Advances from Federal Home Loan Bank	58,927	—	58,927	—
Other borrowings	15,281	—	—	15,281
Long-term debt	76,135	—	76,135	—

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$173,988	$173,988	$—	$—
Short-term investments	654,813	654,813	—	—
Loans held for investment, net	19,605,152	—	—	19,605,152
Equity securities	40,406	40,406	—	—
Investment in Federal Home Loan Bank stock	17,746	—	17,746	—
Financial Liabilities
Deposits	19,347,070	—	—	19,347,070
Advances from Federal Home Loan Bank	536,996	—	536,996	—
Other borrowings	13,978	—	—	13,978
Long-term debt	72,304	—	72,304	—

13. Goodwill and Other Intangible Assets

Goodwill. Total goodwill was $375.7 million as of September 30, 2024, and remains unchanged compared with December 31, 2023. The Company completed its annual goodwill impairment testing and concluded that goodwill was not impaired as of December 31, 2023. Additionally, the Company reviewed the macroeconomic conditions on its business performance and market capitalization as a result of the banking industry market disruptions during the first nine months of 2024 and concluded that goodwill was not impaired as of  September 30, 2024.

Core Deposit Intangibles.

The following table presents the gross carrying amount and accumulated amortization of core deposits intangible assets as of September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
	(In thousands)
Gross balance	$10,562	$10,562
Accumulated amortization	(6,042)	(5,291)
Impairment	(1,324)	(1,227)
Net carrying balance	$3,196	$4,044

There were no impairment write-downs included in amortization of core deposit intangibles for the three months ended September 30, 2024, and  September 30, 2023. There was $97 thousand and $309 thousand in impairment write-downs included in amortization of core deposit intangibles through the first nine months of 2024 and 2023, respectively.

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $250 thousand and $250 thousand for the three months ended September 30, 2024, and 2023, respectively. The amortization expense related to the core deposit intangible assets was $848 thousand and $1.1 million for the nine months ended September 30, 2024, and 2023, respectively.

The following table presents the estimated aggregate amortization expense of core deposit intangibles for each of the five succeeding years:

Amount
(In thousands)
2024	$250
2025	946
2026	870
2027	870
2028	260
Total	$3,196

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

The Company offers various interest rate derivative contracts to its clients. When derivative transactions are executed with its clients, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with clients throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements. As of September 30, 2024, and December 31, 2023, the Company had outstanding interest rate derivative contracts with certain clients and third-party financial institutions with a notional amount of $637.4 million and $650.9 million, respectively, with a fair value of $26.8 million and $38.6 million, respectively, for both clients and third-party financial institutions. As of September 30, 2024, and  December 31, 2023, for borrower swap transactions, there were no notional amount of interest rate swaps cleared through the CCP.

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

As of September 30, 2024, the Bank’s outstanding fair value interest rate swap contracts matched to individual fixed-rate commercial real estate loans had a notional amount of $82.0 million with a fair value of $2.6 million and various terms from three to ten years. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of September 30, 2024 and 2023, the ineffective portion of these interest rate swaps was not significant.

The Company has designated as a partial-term hedging election of $794.1 million notional with a net fair value loss of $7.8 million as last-of-layer hedge on pools of loans with a notational value of $1.32 billion as of September 30, 2024. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month Term SOFR interest rate swaps to convert the last-of-layer $794.1 million portion of $1.32 billion fixed rate loan pools in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranches. As of September 30, 2024, the last-of-layer loan tranche had a net fair value gain basis adjustment of $9.1 million. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

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

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of September 30, 2024, and December 31, 2023, were as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Fair value swap hedges:
Notional	$876,145	$1,156,007
Weighted average fixed rate-pay	3.84%	2.01%
Weighted average variable rate spread	0.22%	0.32%
Weighted average variable rate-receive	5.46%	5.41%

Net (loss)/gain(1)	$(5,179)	$7,935

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Periodic net settlement of swaps (2)	$3,646	$7,659	$14,121	$21,065

(1) the amount is included in other non-interest income.
(2) the amount of periodic net settlement of interest rate swaps was included in interest income.

Included in the total notional amount of $876.1 million of the fair value interest rate contracts entered into with financial counterparties as of September 30, 2024, was a notional amount of $573.2 million of interest rate swaps that cleared through the CCP. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $9.0 million as of September 30, 2024.

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

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of September 30, 2024, and December 31, 2023, not including interest rate swaps cleared through the CCP, were as follows:

Derivative financial instruments not designated as hedging instruments:	September 30, 2024	December 31, 2023
	(In thousands)
Notional amounts:
Forward, and swap contracts with positive fair value	$705,745	$775,324
Forward, and swap contracts with negative fair value	$849,358	$752,250
Fair value:
Forward, and swap contracts with positive fair value	$27,321	$39,010
Forward, and swap contracts with negative fair value	$(27,479)	$(38,807)

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

Financial instruments that are eligible for offset in the Consolidated Balance Sheets, as of September 30, 2024, and December 31, 2023, are set forth in the following table:

				Gross Amounts Not
				Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
September 30, 2024
Assets:
Derivatives	$32,807	$1,848	$30,959	$—	$24,020	$6,939

Liabilities:
Derivatives	$38,001	$—	$38,001	$—	$—	$38,001

December 31, 2023
Assets:
Derivatives	$54,268	$335	$53,933	$—	$44,860	$9,073

Liabilities:
Derivatives	$45,762	$—	$45,762	$—	$—	$45,762

16. Revenue from Contracts with Clients

The following is a summary of revenue from contracts with clients that are in-scope and not in-scope under ASC Topic 606:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$2,245	$2,218	$6,933	$7,073
Wealth management fees	6,545	5,150	17,861	12,686
Other service fees(1)	5,039	4,424	13,826	12,559
Total non-interest income	13,829	11,792	38,620	32,318

Non-interest income/(loss), not in-scope(2)	6,536	(3,955)	1,571	12,873
Total non-interest income	$20,365	$7,837	$40,191	$45,191

(1) Other service fees comprise of fees related to letters of credit, wire fees, fees on foreign exchange transactions and other immaterial individual revenue streams.

(2) These amounts primarily represent revenue from contracts with clients that are out of the scope of ASC Topic 606 and primarily represent revenue from interest rate swap fees, unrealized gains and losses on equity securities and other miscellaneous income.

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

17. Stockholders’ Equity

Total equity was $2.83 billion as of September 30, 2024, an increase of $93.7 million, from $2.74 billion as of December 31, 2023, primarily due to net income of $205.8 million, other comprehensive income of $19.0 million, stock-based compensation of $4.1 million, and proceeds from dividend reinvestment of $2.2 million, and stock issued to directors of $850 thousand, offset by, common stock cash dividends of $73.8 million, purchase of treasury stock of $60.6 million, and shares withheld related to net share settlement of RSUs of $3.7 million.

Activity in accumulated other comprehensive income/(loss), net of tax, and reclassification out of accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2024, and September 30, 2023, was as follows:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, gain/(loss), net of tax
Securities AFS			$(93,060)			$(100,704)
Cash flow hedge derivatives			—			1,655
Total			$(93,060)			$(99,049)

Net unrealized gains/(losses) arising during the period
Securities AFS	$37,773	$11,166	$26,607	$(34,133)	$(10,090)	$(24,043)
Cash flow hedge derivatives	—	—	—	(626)	(185)	(441)
Total	$37,773	$11,166	$26,607	$(34,759)	$(10,275)	$(24,484)

Reclassification adjustment for net losses in net income
Securities AFS	$—	$—	$—	$—	$—	$—
Cash flow hedge derivatives	—	—	—	—	—	—
Total	—	—	—	—	—	—

Total other comprehensive income/(loss)
Securities AFS	$37,773	$11,166	$26,607	$(34,133)	$(10,090)	$(24,043)
Cash flow hedge derivatives	—	—	—	(626)	(185)	(441)
Total	$37,773	$11,166	$26,607	$(34,759)	$(10,275)	$(24,484)

Ending balance, gain/(loss), net of tax
Securities AFS			$(66,453)			$(124,747)
Cash flow hedge derivatives			—			1,214
Total			$(66,453)			$(123,533)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, gain/(loss), net of tax
Securities AFS			$(86,190)			$(104,832)
Cash flow hedge derivatives			774			2,537
Total			$(85,416)			$(102,295)

Net unrealized gains/(losses) arising during the period
Securities AFS	$28,020	$8,283	$19,737	$(28,272)	$(8,357)	$(19,915)
Cash flow hedge derivatives	(1,099)	(325)	(774)	(1,878)	(555)	(1,323)
Total	$26,921	$7,958	$18,963	$(30,150)	$(8,912)	$(21,238)

Reclassification adjustment for net losses in net income
Securities AFS	$—	$—	$—	$—	$—	$—
Cash flow hedge derivatives	—	—	—	—	—	—
Total	—	—	—	—	—	—

Total other comprehensive income/(loss)
Securities AFS	$28,020	$8,283	$19,737	$(28,272)	$(8,357)	$(19,915)
Cash flow hedge derivatives	(1,099)	(325)	(774)	(1,878)	(555)	(1,323)
Total	$26,921	$7,958	$18,963	$(30,150)	$(8,912)	$(21,238)

Ending balance, gain/(loss), net of tax
Securities AFS			$(66,453)			$(124,747)
Cash flow hedge derivatives			—			1,214
Total			$(66,453)			$(123,533)

18. Stock Repurchase Program

On May 28, 2024, the Company announced a new stock repurchase program to buy back up to $125.0 million of the Company's common stock.  The previous $125.0 million share repurchase program announced on May 26, 2022, was completed on February 21, 2023, with the repurchase of 2,897,628 shares at an average cost of $43.14.

During the third quarter, we repurchased 832,460 shares at an average cost of $42.00 per share, for a total of $35.0 million.

19. Subsequent Events

The Company has evaluated the effect of events that have occurred subsequent to September 30, 2024, through the date of issuance of the Consolidated Financial Statements, and, based on such evaluation, the Company believes that there have been no material events during such period that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

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

Highlights

●	Total assets increased $429.9 million to $23.27 billion when compared to third quarter of 2023.
●	Total deposits increased $308.4 million to $19.94 billion when compared to third quarter of 2023.
●	Total gross loans, excluding loans held for sale, increased $349.8 million to $19.37 billion when compared to third quarter of 2023.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended September 30, 2024, was $67.5 million, a decrease of $14.9 million, or 18.1%, compared to net income of $82.4 million for the same quarter a year ago. Diluted earnings per share for the quarter ended September 30, 2024, was $0.94 per share compared to $1.13 per share for the same quarter a year ago.

Return on average stockholders’ equity was 9.50% and return on average assets was 1.15% for the quarter ended September 30, 2024, compared to a return on average stockholders’ equity of 12.36% and a return on average assets of 1.42% for the same quarter a year ago.

Financial Performance

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In millions, except per share and ratio data)
Net income	$67.5	$82.4	$205.8	$271.6
Basic earnings per common share	$0.94	$1.14	$2.84	$3.74
Diluted earnings per common share	$0.94	$1.13	$2.83	$3.73
Return on average assets	1.15%	1.42%	1.18%	1.61%
Return on average total stockholders' equity	9.50%	12.36%	9.84%	14.04%
Efficiency ratio	51.11%	48.57%	53.28%	44.64%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses decreased $16.4 million, or 8.8%, to $169.2 million during the third quarter of 2024, compared to $185.6 million during the same quarter a year ago. The decrease was due primarily to an increase in interest expense from deposits, offset by an increase in interest income from loans and securities.

The net interest margin was 3.04% for the third quarter of 2024 compared to 3.38% for the third quarter of 2023.

For the third quarter of 2024, the yield on average interest-earning assets was 6.10%, the cost of funds on average interest-bearing liabilities was 3.99%, and the average cost of interest-bearing deposits was 3.95%. In comparison, for the third quarter of 2023, the yield on average interest-earning assets was 5.89%, the cost of funds on average interest-bearing liabilities was 3.33%, and the average cost of interest-bearing deposits was 3.23%. The increase in the yield on average interest-bearing liabilities and on average interest-earning assets resulted mainly from higher interest rates. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 2.11% for the quarter ended September 30, 2024, compared to 2.56% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended September 30, 2024, and 2023. The average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Three Months Ended September 30,
	2024			2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(In thousands)
Interest-earning assets:
Total loans (1)	$19,455,521	$310,311	6.35%	$18,959,444	$293,108	6.13%
Investment securities	1,638,414	15,125	3.67	1,530,767	12,698	3.29
Federal Home Loan Bank stock	17,250	375	8.65	19,141	355	7.35
Deposits with banks	1,035,534	13,680	5.26	1,273,751	17,307	5.39
Total interest-earning assets	22,146,719	339,491	6.10	21,783,103	323,468	5.89
Non-interest earning assets:
Cash and due from banks	159,324			178,217
Other non-earning assets	1,211,110			1,200,260
Total non-interest earning assets	1,370,434			1,378,477
Less: Allowance for loan losses	(153,122)			(154,529)
Deferred loan fees	(11,006)			(9,624)
Total assets	$23,353,025			$22,997,427

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,134,807	$11,286	2.10%	$2,405,011	$11,997	1.98%
Money market accounts	3,073,384	28,991	3.75	3,036,445	22,824	2.98
Savings accounts	1,212,870	5,641	1.85	1,151,615	3,386	1.17
Time deposits	10,250,601	119,786	4.65	9,145,176	90,022	3.91
Total interest-bearing deposits	16,671,662	165,704	3.95	15,738,247	128,229	3.23

Other borrowings	186,838	2,281	4.86	586,824	7,873	5.32
Long-term debt	119,136	2,351	7.85	119,136	1,726	5.75
Total interest-bearing liabilities	16,977,636	170,336	3.99	16,444,207	137,828	3.33

Non-interest bearing liabilities:
Demand deposits	3,230,150			3,603,779
Other liabilities	316,860			305,435
Total equity	2,828,379			2,644,006
Total liabilities and equity	$23,353,025			$22,997,427

Net interest spread			2.11%			2.56%
Net interest income		$169,155			$185,640
Net interest margin			3.04%			3.38%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the three months ended September 30, 2024 and 2023:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three Months Ended September 30,
	2024-2023
	Increase/(Decrease) in
	Net Interest Income Due to
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$7,417	$9,786	$17,203
Investment securities	916	1,511	2,427
Federal Home Loan Bank stock	(37)	57	20
Deposits with other banks	(3,198)	(429)	(3,627)
Total changes in interest income	5,098	10,925	16,023

Interest-bearing liabilities:
Interest-bearing demand accounts	(1,414)	703	(711)
Money market accounts	277	5,890	6,167
Savings accounts	188	2,067	2,255
Time deposits	11,558	18,206	29,764
Other borrowed funds	(4,957)	(635)	(5,592)
Long-term debts	—	625	625
Total changes in interest expense	5,652	26,856	32,508

Changes in net interest income	$(554)	$(15,931)	$(16,485)

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for credit losses

The Company recorded a provision for credit losses of $14.5 million in the third quarter of 2024 compared with $7.0 million in the third quarter of 2023. As of September 30, 2024, the allowance for credit losses, comprised of the reserve for loan losses and the reserve for unfunded loan commitments, increased $9.6 million to $173.2 million, or 0.89% of gross loans, compared to $163.6 million, or 0.84% of gross loans, as of December 31, 2023. The change in the allowance for credit losses during the third quarter of 2024 consisted of a $14.5 million provision for credit losses, and $4.2 million in net charge-offs.

The following table sets forth the charge-offs and recoveries for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Charge-offs:
Commercial loans	$2,666	$6,254	$12,862	$12,517
Real estate loans (1)	1,805	1,221	2,059	5,341
Installment and other loans	7	8	7	15
Total charge-offs	4,478	7,483	14,928	17,873
Recoveries:
Commercial loans	88	611	1,026	1,564
Real estate loans (1)	187	261	561	2,862
Installment and other loans	1	—	1	—
Total recoveries	276	872	1,588	4,426
Net charge-offs	$4,202	$6,611	$13,340	$13,447

(1) Real estate loans include commercial real estate loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), wealth management fees, and other sources of fee income, was $20.4 million for the third quarter of 2024, an increase of $12.6 million, or 161.5%, compared to $7.8 million for the third quarter of 2023. The increase was primarily due to an increase of $10.5 million in unrealized gain on equity securities and an increase of $1.4 million in Wealth Management fees, when compared to the same quarter a year ago.

Non-Interest Expense

Non-interest expense increased $2.9 million, or 3.1%, to $96.9 million in the third quarter of 2024 compared to $94.0 million in the same quarter a year ago. The increase in non-interest expense in the third quarter of 2024 was primarily due to an increase of $2.1 million in salaries and employee benefits, and an increase of $0.9 million in amortization expense of investments in low-income housing and alternative energy partnerships when compared to the same quarter a year ago. The efficiency ratio was 51.11% in the third quarter of 2024 compared to 48.57% for the same quarter a year ago.

Income Taxes

The effective tax rate for the third quarter of 2024 was 13.6% compared to 11.0% for the third quarter of 2023. The effective tax rate includes the impact of alternative energy investments and low-income housing tax credits.

Year-to-Date Statement of Operations Review

Net Income

Net income for the nine months ended September 30, 2024, was $205.8 million, a decrease of $65.8 million, or 24.2% compared to net income of $271.6 million for the same quarter a year ago. Diluted earnings per share for the nine months ended September 30, 2024, was $2.83 per share compared to $3.73 per share for the same quarter a year ago.

Return on average stockholders’ equity was 9.84% and return on average assets was 1.18% for the nine months ended September 30, 2024, compared to a return on average stockholders’ equity of 14.04% and a return on average assets of 1.61% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the nine months ended September 30, 2024, and 2023. The average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Nine Months Ended September 30,
	2024			2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(In thousands)
Interest-earning assets:
Total loans (1)	$19,464,496	$916,175	6.29%	$18,572,222	$827,765	5.96%
Investment securities	1,647,968	45,720	3.71	1,546,951	36,832	3.18
Federal Home Loan Bank stock	19,162	1,305	9.10	18,290	957	7.00
Interest-bearing deposits	1,042,413	41,793	5.36	1,145,398	43,405	5.07
Total interest-earning assets	22,174,039	1,004,993	6.05	21,282,861	908,959	5.71
Non-interest earning assets:
Cash and due from banks	168,027			208,618
Other non-earning assets	1,203,113			1,167,992
Total non-interest earning assets	1,371,140			1,376,610
Less: Allowance for loan losses	(153,414)			(148,749)
Deferred loan fees	(11,405)			(7,608)
Total assets	$23,380,360			$22,503,114

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,205,108	$35,012	2.12%	$2,361,732	$27,656	1.57%
Money market accounts	3,134,940	86,546	3.69	3,152,703	59,236	2.51
Savings accounts	1,099,331	11,660	1.42	1,056,234	5,791	0.73
Time deposits	10,053,062	347,408	4.62	8,728,133	234,171	3.59
Total interest-bearing deposits	16,492,441	480,626	3.89	15,298,802	326,854	2.86

Other borrowings	383,563	15,389	5.36	473,114	17,776	5.02
Long-term debt	119,136	5,935	6.65	119,136	4,721	5.30
Total interest-bearing liabilities	16,995,140	501,950	3.95	15,891,052	349,351	2.94

Non-interest bearing liabilities:
Demand deposits	3,271,913			3,741,982
Other liabilities	318,923			283,532
Total equity	2,794,384			2,586,548
Total liabilities and equity	$23,380,360			$22,503,114

Net interest spread			2.10%			2.77%
Net interest income		$503,043			$559,608
Net interest margin			3.03%			3.52%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the nine months ended September 30, 2024 and 2023:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Nine Months Ended September 30,
	2024-2023
	Increase/(Decrease) in
	Net Interest Income Due to
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$41,182	$47,228	$88,410
Investment securities	2,530	6,358	8,888
Federal Home Loan Bank stock	48	300	348
Deposits with other banks	(4,024)	2,412	(1,612)
Total changes in interest income	39,736	56,298	96,034

Interest-bearing liabilities:
Interest-bearing demand accounts	(1,940)	9,295	7,355
Money market accounts	(336)	27,647	27,311
Savings accounts	246	5,623	5,869
Time deposits	39,186	74,051	113,237
Other borrowed funds	(3,525)	1,138	(2,387)
Long-term debts	—	1,214	1,214
Total changes in interest expense	33,631	118,968	152,599

Changes in net interest income	$6,105	$(62,670)	$(56,565)

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Balance Sheet Review

Assets

Total assets were $23.27 billion as of September 30, 2024, an increase of $192.9 million, or 0.8%, from $23.08 billion as of December 31, 2023.

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

The amortized cost of the Company’s AFS debt securities exclude accrued interest, which is included in “accrued interest income” on the Consolidated Balance Sheets. The Company has made an accounting policy election not to measure an allowance for credit losses for accrued interest receivables on AFS debt securities since the Company timely reverses any previously accrued interest when the debt security remains in default for an extended period. As each AFS debt security has a unique security structure, where the accrual status is clearly determined when certain criteria listed in the terms are met, the Company assesses the default status of each security as defined by the debt security’s specific security structure. At September 30, 2024, no AFS debt securities were in default.

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

Securities available-for-sale represented 6.5% of total assets as of September 30, 2024, compared to 7.0% of total assets as of December 31, 2023. Securities available-for-sale were $1.51 billion as of September 30, 2024, compared to $1.60 billion as of December 31, 2023.

Securities available-for-sale having a carrying value of $18.4 million as of September 30, 2024, and $134.2 million as of December 31, 2023, were pledged to secure public deposits and other borrowings.

Loans

Gross loans held for investment were $19.37 billion at September 30, 2024, a decrease of $174.5 million, or 0.9%, from $19.55 billion at December 31, 2023. The decrease was primarily due to a decrease of $198.1 million, or 6.0%, in commercial loans, a decrease of $115.6 million, or 27.3% in real estate construction loans, and a decrease of $88.2 million, or 1.5% in residential mortgage loans, offset, in part, by an increase of $245.7 million, or 2.5% in commercial real estate loans.

The loan held for investment balances and composition at September 30, 2024, compared to December 31, 2023, are set forth below:

	September 30, 2024	% of Gross Loans	December 31, 2023	% of Gross Loans	% Change
	(in thousands)

Commercial loans	$3,106,994	16.0%	$3,305,048	16.9%	(6.0%)
Construction loans	307,057	1.6	422,647	2.2	(27.3)
Commercial real estate loans	9,975,272	51.5	9,729,581	49.8	2.5
Residential mortgage loans and equity lines	5,977,384	30.9	6,084,666	31.1	(1.8)
Installment and other loans	6,886	—	6,198	—	11.1
Gross loans held for investment	$19,373,593	100%	$19,548,140	100%	(0.9%)
Allowance for loan losses	(163,733)		(154,562)		5.9
Unamortized deferred loan fees	(10,505)		(10,720)		(2.0)
Total loans held for investment, net	$19,199,355		$19,382,858		(0.9%)

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

The ratio of non-performing assets to total assets was 0.81% as of September 30, 2024, compared to 0.40% as of December 31, 2023. Total non-performing assets increased $94.7 million, or 101.5% to $188.0 million at September 30, 2024, compared to $93.3 million at December 31, 2023, primarily due to an increase of $96.1 million, or 144.1%, in non-accrual loans offset, in part, by a decrease of $1.2 million, or 6.0% in other real estate owned, and a decrease of $0.2 million, or 3.2% in accruing loans past due 90 days or more.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets were 0.97% as of September 30, 2024, compared to 0.48% as of December 31, 2023. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, decreased to 102.07% as of September 30, 2024, from 221.58% as of December 31, 2023.

The following table sets forth the changes in non-performing assets as of September 30, 2024, compared to December 31, 2023, and to September 30, 2023:

	September 30, 2024	December 31, 2023	% Change	September 30, 2023	% Change
	(in thousands)
Non-performing assets
Accruing loans past due 90 days or more	$6,931	$7,157	(3)	$1,924	260
Non-accrual loans:
Construction loans	—	7,736	(100)	16,992	—
Commercial real estate loans	87,577	32,030	173	32,539	169
Commercial loans*	52,074	14,404	262	14,661	255
Residential mortgage loans	23,183	12,511	85	13,138	76
Total non-accrual loans	$162,834	$66,681	144	$77,330	111
Total non-performing loans	169,765	73,838	130	79,254	114
Other real estate owned	18,277	19,441	(6)	14,407	27
Total non-performing assets	$188,042	$93,279	102	$93,661	101
Allowance for loan losses	$163,733	$154,562	6	$154,619	6
Allowance for unfunded loan commitments	$9,542	$9,053	5	$11,405	(16)

Total gross loans outstanding, at period-end	$19,373,593	$19,548,140	(1)	$19,023,822	2

Allowance for loan losses to non-performing loans, at period-end	96.45%	209.33%		195.09%
Allowance for credit losses to non-performing loans, at period-end	102.07%	221.58%		209.48%
Allowance for loan losses to gross loans, at period-end	0.85%	0.79%		0.81%
* At September 30, 2024, commercial non-accrual loans included $19.5 million of loans that are current.

Non-accrual Loans

As of September 30, 2024, total non-accrual loans were $162.8 million, an increase of $96.1 million, or 144.1%, from $66.7 million at December 31, 2023, and an increase of $85.5 million, or 110.5%, from $77.3 million at September 30, 2023. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly.

The following tables set forth the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	September 30, 2024		December 31, 2023
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$37,253	$5,987	$16,400	$3,363
Commercial real estate	62,658	576	35,877	—
Personal property (UCC)	10,849	45,511	—	11,041
Total	$110,760	$52,074	$52,277	$14,404

(1) Real estate includes commercial real estate loans, construction loans, residential mortgage loans, equity lines and installment & other loans.

	September 30, 2024		December 31, 2023
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$33,869	$—	$25,429	$—
Wholesale/Retail	44,864	45,244	14,350	13,215
Food/Restaurant	58	262	71	361
Import/Export	—	5,926	—	828
Other	31,969	642	12,427	—
Total	$110,760	$52,074	$52,277	$14,404

(1) Real estate includes commercial real estate loans, construction loans, residential mortgage loans, equity lines and installment & other loans.

For non-accrual loans, the amounts previously charged-off represent 10.0% of the contractual balances for non-accrual loans as of September 30, 2024, and 15.8% as of December 31, 2023. As of September 30, 2024, $110.8 million, or 68.0%, of the $162.8 million of non-accrual loans were secured by real estate compared to $52.3 million, or 78.4%, of the $66.7 million of non-accrual loans that were secured by real estate as of December 31, 2023. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

The allowance for loan losses to non-performing loans was 96.4% as of September 30, 2024, compared to 209.3% as of December 31, 2023. The decrease was due primarily to an increase in non-accrual loans. Non-accrual loans also include those modified loans to borrowers experiencing financial difficulty that do not qualify for accrual status.

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

As of September 30, 2024, construction loans of $248.2 million were disbursed with pre-established interest reserves of $32.8 million, compared to $220.6 million with pre-established interest reserves of $41.3 million at December 31, 2023.  The balance for construction loans with interest reserves that have been extended was $5.5 million with pre-established interest reserves of $0.2 million at September 30, 2024, compared to $6.4 million with pre-established interest reserves of $0.5 million at December 31, 2023.  Land loans of $8.8 million were disbursed with pre-established interest reserves of $59 thousand at September 30, 2024, compared to $12.9 million of land loans disbursed with pre-established interest reserves of $0.4 million at December 31, 2023. There were no land loans with interest reserves which have been extended as of September 30, 2024, and December 31, 2023.

At September 30, 2024, and December 31, 2023, the Bank had no loans on non-accrual status with available interest reserves.  At September 30, 2024, and December 31, 2023, there were zero non-accrual non-residential construction loans, residential construction loans, or land loans that were originated with pre-established interest reserves.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of the property, or some combination of these two factors.

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

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 14% and 19% of the Bank’s total risk-based capital as of September 30, 2024, and December 31, 2023, respectively. Total CRE loans represented 289% of total risk-based capital as of September 30, 2024, and 292% as of December 31, 2023, which were within the Bank’s internal limit of 400%, of total capital.

CRE and Construction Loans ("CREC")

The Company’s total CREC loan portfolio is diversified by property type with an average CREC loan size of $1.9 million and $1.8 million as of September 30, 2024, and December 31, 2023, respectively. The following table summarizes the Company’s total CREC loans by property type as of September 30, 2024, and December 31, 2023:

	As of September 30, 2024		As of December 31, 2023
(In thousands)	Amount	%	Amount	%
Property type:
Retail	$2,382,982	23%	$2,279,677	22%
Multifamily	2,733,849	27%	2,602,430	26%
Office	1,490,501	14%	1,538,701	15%
Warehouse	1,218,531	12%	1,185,121	12%
Industrial and Multi-Use	622,128	6%	557,630	5%
Lodging	298,032	3%	317,111	3%
Construction & Land	384,475	4%	494,495	5%
Other	1,151,831	11%	1,177,063	12%
Total CREC loans	$10,282,329	100%	$10,152,228	100%

The weighted-average loan-to-value (“LTV”) ratio of the total CREC loan portfolio was 49% and 50% as of September 30, 2024, and December 31, 2023, respectively. Approximately 85% and 83% of total CREC loans had an LTV ratio of 60% or lower as of September 30, 2024, and December 31, 2023, respectively.

The following tables provide a summary of the Company’s CREC, multifamily residential, and construction and land loans by geography as of September 30, 2024, and December 31, 2023. The distribution of the total CREC loan portfolio reflects the Company’s geographical footprint, which is primarily concentrated in California:

	As of September 30, 2024
(In thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$2,447,809		$947,126		$231,338		$3,626,273
Northern California	1,065,746		165,297		27,902		1,258,945
California	3,513,555	49%	1,112,423	41%	259,240	67%	4,885,218	48%
New York	2,157,025	30%	1,210,064	44%	91,595	24%	3,458,684	34%
Texas	339,896	5%	141,086	5%	—	0%	480,982	5%
Illinois	249,485	3%	46,695	2%	244	0%	296,424	3%
New Jersey	131,552	2%	16,643	1%	—	0%	148,195	1%
Nevada	152,740	2%	28,929	1%	25,066	7%	206,735	2%
Washington	88,564	1%	144,324	5%	—	0%	232,888	2%
Other markets	531,188	8%	33,685	1%	8,330	2%	573,203	5%
Total CREC loans	$7,164,005	100%	$2,733,849	100%	$384,475	100%	$10,282,329	100%

	As of December 31, 2023
(In thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$2,415,516		$931,886		$304,268		$3,651,670
Northern California	1,060,242		169,060		30,014		1,259,316
California	3,475,758	49%	1,100,946	42%	334,282	68%	4,910,986	48%
New York	2,134,507	30%	1,113,554	43%	119,849	24%	3,367,910	33%
Texas	352,005	5%	108,120	4%	—	0%	460,125	5%
Illinois	235,440	3%	45,822	2%	250	0%	281,512	3%
New Jersey	125,324	2%	16,496	1%	7,423	1%	149,243	2%
Nevada	156,199	2%	31,463	1%	22,183	4%	209,845	2%
Washington	89,016	1%	146,909	6%	2,603	1%	238,528	2%
Other markets	487,053	8%	39,120	1%	7,906	2%	534,079	5%
Total CREC loans	$7,055,302	100%	$2,602,430	100%	$494,496	100%	$10,152,228	100%

There were 48% of total CREC loans concentrated in California as of both September 30, 2024, and December 31, 2023. Changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses.

Commercial Real Estate Loans

The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. CRE loans totaled $7.16 billion as of September 30, 2024, compared with $7.06 billion as of December 31, 2023, and accounted for 37% and 36% of total loans held-for-investment, not including loans held for sale, as of September 30, 2024, and December 31, 2023, respectively. Interest rates on CRE loans may be fixed or variable. As of September 30, 2024, 25% and 37% of our CRE portfolio were variable rate and hybrid loans in their fixed period, respectively. In comparison, as of December 31, 2023, 25% and 40% of our CRE portfolio were variable rate and hybrid loans in their fixed period, respectively. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 23% of the CRE loans as of both September 30, 2024, and December 31, 2023, respectively. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial-Multifamily Residential Loans

The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. Multifamily residential loans totaled $2.73 billion as of September 30, 2024, compared with $2.60 billion as of December 31, 2023, and accounted for 14% and 13% of total loans held-for investment, not including loans held for sale, as of September 30, 2024, and December 31, 2023, respectively. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans. As of September 30, 2024, 21% and 39% of our multifamily residential loan portfolio were variable rate and hybrid loans in their fixed period, respectively. In comparison, as of December 31, 2023, 20% and 40% of our multifamily residential loan portfolio were variable rate and hybrid loans in their fixed period, respectively.

Commercial-Construction and Land Loans

Construction and land loans provide financing for diversified projects by real estate property type. Construction and land loans totaled $384.5 million as of September 30, 2024, compared with $494.5 million as of December 31, 2023, and accounted for 2% and 3% of total loans held-for-investment, not including loans held for sale, as of September 30, 2024, and December 31, 2023, respectively. Construction loan exposure was made up of $307.1 million in loans outstanding, plus $180.9 million in unfunded commitments as of September 30, 2024, compared with $422.6 million in loans outstanding, plus $280.5 million in unfunded commitments as of December 31, 2023. Land loans totaled $77.4 million as of September 30, 2024, compared with $71.8 million as of December 31, 2023.

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

The allowance for loan losses was $163.7 million and the allowance for off-balance sheet unfunded credit commitments was $9.5 million at September 30, 2024, which represented the amount estimated by management to be appropriate to absorb expected credit losses inherent in the loan portfolio, including unfunded credit commitments. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $173.2 million at September 30, 2024, compared to $163.6 million at December 31, 2023. The allowance for credit losses represented 0.89% of period-end gross loans and 102.07% of non-performing loans at September 30, 2024. The comparable ratios were 0.84% of period-end gross loans and 221.58% of non-performing loans at December 31, 2023.

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

In calculating our allowance for credit losses in the third quarter of 2024, the change in Moody’s forecast of future GDP, unemployment rates, CRE and home price indexes did not result in a significant impact to the allowance for credit losses. The increase in the allowance for credit losses was primarily due to a provision for the delay in getting current appraisals for the new non-accrual loans added during the third quarter. Our methodology and framework along with the 8-quarter reasonable and supportable forecast period and the 4-quarter reversion period have remained consistent since the implementation of CECL. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.

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

Our allowance for credit losses is sensitive to a number of inputs, including macroeconomic forecast assumptions and credit rating migrations during the period. Our macroeconomic forecasts used in determining the September 30, 2024, allowance for credit losses consisted of three scenarios as provided by an outside forecaster. Because the December 2022 baseline scenario did not forecast a recession in the forecast period, we increased the weighting of the downside scenario to reflect our expectations that a recession in the forecast period was more likely than not. During the third quarter of 2023, in light of the continued strength of the economy, we reduced the weighting of the most severe scenario slightly. The baseline scenario reflects modest ongoing GDP growth and a steady decline in the unemployment rate starting from 4.20% in the fourth quarter of 2024 to 4.03% by the end of the R&S period. The upside scenario reflects higher GDP growth and lower unemployment rates with the stronger economy resulting in inflation and interest rates a bit higher than in the baseline scenario, though the Federal Reserve is projected to continue to cut the Fed funds rate in the fourth quarter of 2024. The downside scenario contemplates a recession and the weakening economy prompts the Fed to lower the fed funds rate below the baseline in the fourth quarter of 2024, resulting in negative GDP growth for three quarters peaking at 3.5% in the first quarter of 2025, rising unemployment that peaks at 8.3% in the fourth quarter of 2025, a decline in CRE prices of 12.4% and a decline in residential home prices of 12.7% during the forecast period. As of September 30, 2024, we placed the same weight on our downside and base scenario, with a small weighting on the upside scenario.

Keeping all other factors constant, we estimate that if we had applied 100% weighting to the downside scenario, the allowance for credit losses as of September 30, 2024, would have been approximately $58.8 million higher. This estimate is intended to reflect the sensitivity of the allowance for credit losses to changes in our scenario weights and is not intended to be indicative of future changes in the allowance for credit losses.

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

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Allowance for loan losses
Balance at beginning of period	$153,403	$155,109	$154,562	$146,485
Provision for expected credit losses on loans	14,532	6,121	22,511	21,581
Charge-offs:
Commercial loans	(2,666)	(6,254)	(12,862)	(12,517)
Real estate loans (1)	(1,805)	(1,221)	(2,059)	(5,341)
Installment and other loans	(7)	(8)	(7)	(15)
Total charge-offs	(4,478)	(7,483)	(14,928)	(17,873)
Recoveries:
Commercial loans	88	611	1,026	1,564
Real estate loans (1)	187	261	561	2,862
Installment and other loans	1	—	1	—
Total recoveries	276	872	1,588	4,426
Balance at the end of period	$163,733	$154,619	$163,733	$154,619

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$9,574	$10,525	$9,053	$8,730
Provision for expected credit losses on unfunded credit commitments	(32)	879	489	$2,674
Balance at the end of period	$9,542	$11,404	$9,542	$11,404

Average loans outstanding during the period	$19,455,521	$18,959,444	$19,464,496	$18,572,222
Total gross loans outstanding, at period-end	$19,373,593	$19,023,822	$19,373,593	$19,023,822
Total non-performing loans, at period-end	$169,765	$79,254	$169,765	$79,254
Ratio of net charge-offs to average loans outstanding during the period(2)	0.09%	0.14%	0.09%	0.10%
Provision for expected credit losses to average loans outstanding during the period(2)	0.30%	0.15%	0.16%	0.17%
Allowance for credit losses to non-performing loans, at period-end	102.07%	209.48%	102.07%	209.48%
Allowance for credit losses to gross loans, at period-end	0.89%	0.87%	0.89%	0.87%
(1) Real estate loans include commercial real estate loans, residential mortgage loans, and equity lines.
(2) Annualized.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	September 30, 2024		December 31, 2023
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	(In thousands)
Type of Loan:
Commercial loans	$50,882	16.4%	$53,791	17.1%
Construction loans	8,510	2.0	8,180	2.8
Commercial real estate loans	85,343	50.4	74,428	49.1
Residential mortgage loans and equity lines	18,917	31.2	18,140	31.0
Installment and other loans	81	0.0	23	0.0
Total loans	$163,733	100%	$154,562	100%

The allowance allocated to commercial loans decreased $2.9 million, or 5.4%, to $50.9 million at September 30, 2024, from $53.8 million at December 31, 2023. The decrease was mainly due to net charge-offs of $11.8 million.

The allowance allocated to construction loans increased $0.3 million, or 3.7% to $8.5 million at September 30, 2024, from $8.2 million at December 31, 2023.

The allowance allocated to commercial real estate loans increased $10.9 million, or 14.7%, to $85.3 million at September 30, 2024, from $74.4 million at December 31, 2023. The increase is due primarily to an increase in substandard and non-accrual commercial real estate loans.

The allowance allocated for residential mortgage loans and equity lines increased $0.8 million, or 4.4% to $18.9 million at September 30, 2024, compared to $18.1 million at December 31, 2023. The increase is due primarily to an increase in non-accrual residential mortgage loans.

Deposits

Total deposits were $19.94 billion as of September 30, 2024, an increase of $618.5 million, or 3.2% from $19.33 billion as of December 31, 2023.

The Company calculates its uninsured deposits based on the methodologies and assumptions used for regulatory reporting. Total uninsured deposits were $9.18 billion as of September 30, 2024, increased approximately $470.3 million, from $8.71 billion as of December 31, 2023. Excluding $780.2 million in collateralized deposits, the uninsured and uncollateralized deposits of $8.40 billion was 42.1% of total deposits as of September 30, 2024. Our unused borrowing capacity from the Federal Home Loan Bank as of September 30, 2024, was $7.29 billion and unpledged securities at September 30, 2024, was $1.49 billion. These sources of available liquidity, including cash and short-term investments, were more than 100% of uninsured and uncollateralized deposits as of September 30, 2024.

The following table sets forth the deposit mix as of the dates indicated:

	September 30, 2024		December 31, 2023
	Amount	Percentage	Amount	Percentage
	(In thousands)
Deposits
Non-interest-bearing demand deposits	$3,253,823	16.3%	$3,529,018	18.3%
NOW deposits	2,093,861	10.5	2,370,685	12.3
Money market deposits	3,134,460	15.7	3,049,754	15.8
Savings deposits	1,215,974	6.1	1,039,203	5.4
Time deposits	10,245,823	51.4	9,336,787	48.2
Total deposits	$19,943,941	100.0%	$19,325,447	100.0%

The following table sets forth the maturity distribution of time deposits at September 30, 2024:

	At September 30, 2024
	Time Deposits -under $250,000	Time Deposits -$250,000 and over	Total Time Deposits
	(In thousands)
Three months or less	$1,496,559	$2,335,071	$3,831,630
Over three to six months	1,963,660	2,274,316	4,237,976
Over six to twelve months	860,525	1,292,153	2,152,678
Over twelve months	15,740	7,799	23,539
Total	$4,336,484	$5,909,339	$10,245,823

Percent of total deposits	21.7%	29.6%	51.4%

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

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of September 30, 2024. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts:

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$10,222,284	$18,887	$—	$4,652	$10,245,823
Advances from the Federal Home Loan Bank	60,000	—	—	—	60,000
Other borrowings	—	—	—	17,783	17,783
Long-term debt	—	—	—	119,136	119,136
Operating leases	10,652	15,872	8,340	821	35,685
Total contractual obligations and other commitments	$10,292,936	$34,759	$8,340	$142,392	$10,478,427

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

Capital Resources

Total equity was $2.83 billion as of September 30, 2024, an increase of $93.7 million, from $2.74 billion as of December 31, 2023, primarily due to net income of $205.8 million, other comprehensive income of $19.0 million, stock-based compensation of $4.1 million, proceeds from dividend reinvestment of $2.2 million, and stock issued to directors of $850 thousand, offset by, common stock cash dividends of $73.8 million, purchase of treasury stock of $60.6 million, and shares withheld related to net share settlement of RSUs of $3.7 million.

The following table summarizes changes in total equity for the nine months ended September 30, 2024:

Nine Months Ended
September 30, 2024
(In thousands)
Net income	$205,778
Proceeds from shares issued through the Dividend Reinvestment Plan	2,217
Shares withheld related to net share settlement of RSUs	(3,722)
Purchase of treasury stock	(60,610)
Stock-based compensation	4,065
Cash dividends paid to common stockholders	(73,804)
Restricted stock units vested	1
Stock issued to directors	850
Other comprehensive income	18,963
Net increase in total equity	$93,738

Capital Adequacy Review

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The following tables set forth actual and required capital ratios as of September 30, 2024, and December 31, 2023, for Bancorp and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2023 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(In thousands)
September 30, 2024

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,491,861	13.32	$1,309,305	7.00	$1,215,784	6.50
Cathay Bank	2,553,363	13.66	1,308,109	7.00	1,214,673	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,491,861	13.32	1,589,871	8.50	1,496,349	8.00
Cathay Bank	2,553,363	13.66	1,588,418	8.50	1,494,982	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,780,636	14.87	1,963,958	10.50	1,870,436	10.00
Cathay Bank	2,726,638	14.59	1,962,163	10.50	1,868,727	10.00

Leverage Ratio
Cathay General Bancorp	2,491,861	10.82	921,152	4.00	1,151,440	5.00
Cathay Bank	2,553,363	11.10	920,380	4.00	1,150,475	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(In thousands)
December 31, 2023

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,430,773	12.84	$1,325,277	7.00	$1,230,615	6.50
Cathay Bank	2,501,439	13.23	1,323,846	7.00	1,229,286	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,430,773	12.84	1,609,265	8.50	1,514,602	8.00
Cathay Bank	2,501,439	13.23	1,607,527	8.50	1,512,967	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,709,888	14.31	1,987,916	10.50	1,893,253	10.00
Cathay Bank	2,665,054	14.09	1,985,769	10.50	1,891,209	10.00

Leverage Ratio
Cathay General Bancorp	2,430,773	10.55	921,473	4.00	1,151,841	5.00
Cathay Bank	2,501,439	10.87	920,670	4.00	1,150,838	5.00

As of September 30, 2024, capital levels at Bancorp and the Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of September 30, 2024, at Bancorp and the Bank exceed the minimum levels necessary to be considered “well capitalized.”

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

The Company declared a cash dividend of $0.34 per share on 71,559,973 shares outstanding on August 15, 2024, for distribution to holders of our common stock on August 29, 2024. The Company paid total cash dividends of $24.3 million in the third quarter of 2024 and $73.8 million for the nine months ended September 30, 2024.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and client credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of September 30, 2024, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 14.6% compared to 13.7% as of December 31, 2023.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At September 30, 2024, the Bank had an approved credit line with the FHLB of San Francisco totaling $8.13 billion. Total advances from the FHLB of San Francisco were $60.0 million and standby letters of credit issued by the FHLB on the Company’s behalf were $965.0 million as of September 30, 2024. These borrowings bear fixed rates and are secured by the Bank’s loans. See Note 10 to the Consolidated Financial Statements. At September 30, 2024, the Bank pledged $500.0 million of its commercial loans and $1.1 million of securities to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $438.2 million from the Federal Reserve Bank Discount Window at September 30, 2024.

Liquidity can also be provided through the sale of liquid assets, which may consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At September 30, 2024, investment securities totaled $1.51 billion, with $18.4 million pledged as collateral for borrowings and other commitments. The remaining balance was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 99.8% of our time deposits mature within one year or less as of September 30, 2024. Management anticipates that these deposits will reprice lower as a result of the expected decreases in the target Fed funds rate expected in 2024. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. As of September 30, 2024, management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $156.0 million and $107.0 million during the third quarter of 2024 and 2023, respectively.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of September 30, 2024:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	17.6	-5.8
+100	8.8	-2.9
-100	-5.2	3.8
-200	-10.6	9.0

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

There has not been any change in our internal control over financial reporting that occurred during the third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(July 1, 2024 - July 31, 2024)	0	$0.00	0	$0
(August 1, 2024 - August 31, 2024)	670,460	$41.75	670,460	$71,908,056
(September 1, 2024 - September 30, 2024)	162,000	$43.07	162,000	$64,930,708
Total	832,460	$42.00	832,460	$64,930,708

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

Date: November 8, 2024
/s/ Chang M. Liu
Chang M. Liu
President and Chief Executive Officer

Date: November 8, 2024
/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and
Chief Financial Officer