Form 10-K
period 2024-12-31
CATHAY GENERAL BANCORP
filed 2025-02-28
CIK 861842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30,2024) was $ 2,577,524,549. This value is estimated solely for the purposes of this cover page. The market value of shares held by registrant’s directors, executive officers, and Employee Stock Ownership Plan have been excluded because they may be considered to be affiliates of the registrant.

As of February 14, 2025, the registrant had outstanding 70,285,292 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement relating to registrant’s 2025 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2024, are incorporated by reference in this Form 10-K in response to Part III, Items 10 through 14 of this Form 10-K.

Auditor Name: KPMG LLP	Auditor Location: Los Angeles, California	Auditor Firm ID: 185

CATHAY GENERAL BANCORP

2024 ANNUAL REPORT ON FORM 10-K

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

At December 31, 2024, we had $23.05 billion in total consolidated assets, $19.20 billion in net loans, $19.69 billion in deposits, and $2.85 billion in shareholders’ equity.

Subsidiaries of Bancorp

In addition to Cathay Bank, the Bancorp has the following subsidiaries:

Cathay Capital Trust I, Cathay Statutory Trust I, Cathay Capital Trust II, Cathay Capital Trust III and Cathay Capital Trust IV. The Bancorp established Cathay Capital Trust I in June 2003, Cathay Statutory Trust I in September 2003, Cathay Capital Trust II in December 2003, Cathay Capital Trust III in March 2007, and Cathay Capital Trust IV in May 2007 (collectively, the “Trusts”) as subsidiaries. The Trusts are statutory business trusts. The Trusts issued capital securities representing undivided preferred beneficial interests in the assets of the Trusts. The Trusts exist for the purpose of issuing the capital securities and investing the proceeds thereof, together with proceeds from the purchase of the common securities of the Trusts by the Bancorp, in a certain series of securities issued by us, with similar terms to the relevant series of securities issued by each of the Trusts, which we refer to as “Junior Subordinated Notes.” The Bancorp guarantees, on a limited basis, payments of distributions on the capital securities of the Trusts and payments on redemption of the capital securities of the Trusts. The Bancorp is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining capital. Because the Bancorp is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in our Consolidated Financial Statements.

Competition

The Bancorp’s primary business is to act as the holding company for the Bank. Accordingly, the Bancorp faces the same competitive pressures as those expected by the Bank. For a discussion of those risks, see “Business of the Bank — Competition” below under this Item 1.

Employees

Due to the limited nature of the Bancorp’s activities as a bank holding company, the Bancorp currently does not employ any persons other than the Bancorp’s corporate officers, which includes the Chief Executive Officer and President, Executive Chairman, the Chief Financial Officer, the Corporate Secretary, General Counsel and Sustainability Officer, and the Assistant Corporate Secretary. See also “Business of the Bank — Employees” below under this Item 1 where we describe human capital management matters for Cathay Bank. In the future, the Bancorp may become an operating company or may engage in such other activities or acquire such other businesses as may be permitted by applicable law.

Business of the Bank

General

Cathay Bank was incorporated under the laws of the State of California on August 22, 1961, is licensed by the DFPI, and commenced operations as a California state-chartered bank on April 19, 1962. Cathay Bank is an insured bank under the Federal Deposit Insurance Act by the FDIC, but it is not a member of the Federal Reserve.

The Bank’s head office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. As of December 31, 2024, the Bank has branch offices in Southern California (24 branches), Northern California (18 branches), New York (9 branches), Washington (four branches), Illinois (two branches), Texas (two branches), Maryland (one branch), Massachusetts (one branch), Nevada (one branch), New Jersey (one branch), and Hong Kong (one branch) and a representative office in Beijing, Shanghai, and Taipei. Deposit accounts at the Hong Kong branch are not insured by the FDIC. Current activities of the Beijing, Shanghai, and Taipei representative offices are limited to coordinating the transportation of documents to the Bank’s head office and performing liaison services.

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

Through its Cathay Wealth Management business unit, the Bank offers clients a range of investment products and services, such as stocks, bonds, mutual funds, insurance, annuities, and advisory services.  As of December 31, 2024, all securities and insurance products provided by Cathay Wealth Management are offered by, and all financial consultants are registered with, Cetera Investment Services LLC, a registered securities broker/dealer and licensed insurance agency and member of the Financial Industry Regulatory Authority and Security Investor Protection Corporation. Cetera Investment Services LLC and Cathay Bank are independent entities. The securities and insurance products offered by Cetera Investment Services LLC are not insured by the FDIC.

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

Commercial Real Estate Loans. Commercial real estate loans (also known as CRE loans) are typically secured by first deeds of trust on commercial properties. Our commercial real estate portfolio includes primarily commercial real estate, commercial retail properties, office buildings, warehouse, and owner-occupied industrial facilities, and, secondarily, hotels, multiple-unit apartments, and multi-tenanted industrial properties.

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

Deposits

The Bank offers a variety of deposit products to meet its clients’ needs. As of December 31, 2024, the Bank offered savings accounts, checking accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, and public funds deposits. These products are priced generally to promote growth of deposits in a safe and sound manner.

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

Subsidiaries of Cathay Bank

Cathay Holdings LLC (“CHLLC”) was incorporated in December 2007. The purpose of this subsidiary is to hold other real estate owned that was transferred from the Bank. As of December 31, 2024, CHLLC no longer owned properties.

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

In California, one larger Chinese-American bank competes for loans and deposits with the Bank and at least two super-regional banks compete with the Bank for deposits. In addition, there are many other banks that target the Chinese-American communities in New York and in both Southern and Northern California. Banks from the Pacific Rim countries, such as Taiwan, Hong Kong, and China, also continue to open branches in the Los Angeles area, thus increasing competition in the Bank’s primary markets. See discussion below in Part I — Item 1A — “Risk Factors.”

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

Human Capital Resources

Our employees are vital to our success. Our goal is to ensure that we have the right talent, in the right place, at the right time. To achieve this level of value creation, we believe we must strive to find, develop and keep a world-class workforce. We invest in our employees by providing quality training and learning opportunities, promoting inclusion and talent recruitment and retention, and upholding a high standard of ethics and respect for human rights.

As of December 31, 2024, Cathay Bank employed approximately 1,266 regular full-time equivalent employees, of whom 1,226 were located in the United States and 40 were located in China, Hong Kong and Taiwan. Of the total number of employees, 749 are banking officers. None of the employees are represented by a union.

Talent Strategy and Inclusion

Talent recruitment and inclusion are the cultural hallmarks of Cathay Bank. We benefit from our staff offering a multiplicity of viewpoints, backgrounds and experiences, in service of our clients and the commercial and financial industries in which we work.

Our commitment to talent recruitment and retention enables us to draw from a remarkable wealth of talent to recruit and retain the best employees to provide innovative solutions for our clients' banking needs. The Bank is continuing its efforts on talent and inclusion with the Bank’s Board, and senior management.

In 2024, 79% of our employees are of Asian descent, 14% are members of non-Asian minority groups, and 7% are Caucasian. At the manager-level, 72% are of Asian descent, 14% are members of non-Asian minority groups, and 14% are Caucasian. 55% of our management-level positions are held by women, and 64% of our employees are women. Our 14 member Board of Directors consists of 12 members of minority racial/ethnic group descent and 36% of the Board seats are held by women.

Our commitment to inclusion extends to our community. We invest in affordable housing and renewable energy projects; in addition, we offer community checking and various affordable home ownership and loan programs serving the underbanked, and routinely engage in collaboration with local nonprofit organizations working together to build and cultivate lives in low-to-moderate income communities. We also promote inclusion among our supplier base, through the Cathay Bank Vendor Program. The program promotes the inclusiveness of the use of a wide range of suppliers to help contribute to long-term economic sustainability in our communities.

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

Employee Health and Wellness

Cathay Bank manages organizational and personal health to gain insight into employees’ experiences, levels of workplace satisfaction, and feelings of engagement with the Bank. We have in place a Cathay Well-Being program since 2014, that encourages employees to stay active by enriching their wellbeing experiences through participation in a variety of fun and easy healthy habits and challenges with an added incentive to qualify for additional discounts on their medical premiums. As of December 31, 2024, we have 64% of our employees participating in the Well-Being program.

Executive Officers of the Registrant

The table below sets forth the names, ages, and positions at the Bancorp and the Bank of all executive officers of the Company as of February 14, 2025.

Name	Age	Present Position and Principal Occupation During the Past Five Years

Dunson K. Cheng	80

Executive Chairman of the Boards of Directors of the Bancorp and the Bank since October 2016; Director of the Bancorp since 1990; Director of the Bank since 1982; Chairman of the Boards of Directors of the Bancorp and the Bank from 1994 to September 2016; President of the Bank from 1985 to March 2015; President and Chief Executive Officer of the Bancorp from 1990 to September 2016.

Chang M. Liu	58

President and Chief Executive Officer, and Director of the Bancorp since October 2020; Chief Executive Officer of the Bank since October 2020; Director of the Bank since October 2019; President of the Bank from October 2019 to September 2020; Executive Vice President and Chief Operating Officer of the Bank from February 2019 to September 2019; Executive Vice President and Chief Lending Officer of the Bank from 2016 to 2019; Senior Vice President and Deputy Chief Lending Officer of the Bank from 2015 to 2016; Senior Vice President and Assistant Chief Lending Officer of the Bank from 2014 to 2015; Chief Lending Officer at Banc of California (formerly known as Pacific Trust Bank) from 2011 to 2014.

Heng W. Chen	72	Executive Vice President, Chief Financial Officer, and Treasurer of the Bancorp since 2003; Executive Vice President of the Bank since 2003; Chief Financial Officer of the Bank since 2004.

Diana G. Deen	62

Executive Vice President and Chief Risk Officer of the Bank since January 21, 2025; Executive Vice President, Head of Operational Risk for its Basel Operational Risk Program from 2018 to 2023 as well as Chief Ethics and Conduct Officer from 2022 to 2023 at Bank of the West which was acquired by Bank of Montreal in 2023; Executive Vice President, Head of International Risk Oversight at Wells Fargo from 2013 to 2017; and Managing Director, Head of Global Compliance Strategy, Technology and Operations at JPMorgan Chase from 2008 to 2013.

Albert Sun	70	Executive Vice President and Chief Credit Officer of the Bank since January 2024; Executive Vice President, Special Advisor to the Office of the President from September 2023 to December 2023; Chief Credit Officer of Piermont Bank from 2022 to 2023: Chief Credit Officer of Grasshopper Bank from 2017 to 2021; and Chief Credit Officer of East West Bank from 2015 to 2017.

Thomas M. Lo	63	Executive Vice President and Chief Administrative Officer of Cathay Bank since September 2023; Executive Vice President and Director of Commercial and International Banking of Cathay Bank from 2018 to 2023; Senior Vice President, Deputy Director of International and Business Banking and Deputy to Head of International and Commercial Banking of East West Bank from 2010 to 2018; and Executive Vice President and Group Manager in Orange County of Preferred Bank from 2007 to 2010.

May K. Chan	47

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

At December 31, 2024, (i) the Bancorp’s and the Bank’s common equity Tier 1 capital ratios were 13.54% and 13.84%, respectively; (ii) their total risk-based capital ratios were 15.08% and 14.76% respectively; (iii) their Tier 1 risk-based capital ratios were, 13.54% and 13.84% respectively; and (iv) their leverage capital ratios were, respectively, 10.96% and 11.20% respectively all of which exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes.

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

As of December 31, 2024, the Bancorp and the Bank met all requirements to be considered well-capitalized under the Basel III Capital Rules.

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

We believe that the Volcker Rule does not require any material changes in our operations or business or security holdings.

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

In 2023, the FDIC Board of Directors approved a final rule to implement a special assessment to recover the loss to the Deposit Insurance Fund (DIF) associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The Federal Deposit Insurance Act (FDI Act) requires the FDIC to take this action in connection with the systemic risk determination announced on March 12, 2023.  See further discussion under Operational Risks.

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

Climate-Related Risk Management

In recent years, the federal banking agencies have increased their focus on climate-related risks affecting the operations of banks, the communities they serve and the broader financial system. The agencies have begun to enhance their supervisory expectations regarding banks’ climate risk management practices, including by proposing guidance that would encourage banking organizations to, among other things: evaluate the potential impact of climate-related risks on the bank’s financial condition, operations and business objectives as part of its strategic planning process; account for the effects of climate change in stress testing scenarios and systemic risk assessments; revise expectations for credit portfolio concentrations based on climate-related factors; and prepare for the transition risks to the bank associated with the adjustment to a low-carbon economy and related changes in laws, regulations, governmental policies, technology, and consumer behavior and expectations.

In October 2023, the federal banking agencies released interagency guidance, “Principles for Climate-Related Financial Risk Management for Large Financial Institutions” (the “Principles”), which are intended to encourage banking organizations with $100 billion or more in assets to focus on key aspects of climate-related financial risk management. The Principles cover six areas: governance; policies, procedures, and limits; strategic planning; risk management; data, risk measurement, and reporting; and scenario analysis. The Principles also describe how large banking organizations should manage climate-related financial risks that can arise in risk categories such as credit, liquidity, and other financial risk, and operational, legal and compliance, and other nonfinancial risk. While the agencies’ efforts to-date, including the Principles, have focused on banking organizations with $100 billion or more in total assets, their supervisory expectations on climate risk management practices ultimately may apply to smaller banking organizations such as the Bank.

In addition, states such as California, are taking similar actions on climate-related financial risks. In October 2023, California Governor Gavin Newsom signed into law Senate Bill 253, the Climate Corporate Data Accountability Act (“CCDAA”) and Senate Bill 261, the Climate-Related Financial Risk Act (“CRFRA”). The CCDAA is applicable to U.S.-organized entities that do business in California with annual revenue in excess of $1 billion. Subject to the adoption of implementing regulations by the California Air Resources Board, these entities will need to file annual reports publicly disclosing their direct greenhouse gas (“GHG”) emissions from operations (“Scope 1 emissions”), indirect GHG emissions from energy use (“Scope 2 emissions”) and indirect upstream and downstream supply-chain GHG emissions (“Scope 3 emissions”). The reporting requirements related to Scope 1 and 2 emissions will begin in 2026, while the reporting requirements of Scope 3 emissions will begin in 2027. The CRFRA requires U.S.-organized entities that do business in California, with annual revenues over $500 million to prepare biennial reports disclosing climate-related financial risk and the measures they have adopted to reduce and adapt to that risk.  The Company is a reporting entity under both laws and may incur compliance, maintenance and remediation costs to conform to such requirements.

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

Securities and Corporate Governance

The Bancorp is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Global Select Market, the Company is subject to NASDAQ listing standards for listed companies. The Bancorp is also subject to the Sarbanes-Oxley Act of 2002, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other matters, required executive certification of financial presentations, corporate governance requirements for board and its audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow stockholders and investors to more easily and efficiently monitor the performance of companies and their directors. Under the Sarbanes-Oxley Act, management and the Bancorp’s independent registered public accounting firm are required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2024. These assessments are included in Part II — Item 9A — “Controls and Procedures.”

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

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”) was signed into law. The Tax Reform Act included a number of provisions that impact us, including the following:

●

Tax Rate. The Tax Reform Act replaces the corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% tax rate for 2018. Although the reduced tax rate generally should be favorable to us by resulting in lower tax expense in future periods, it decreased the value of our existing deferred tax assets as of December 31, 2017. The Tax Reform Act expires at the end of 2025 if not extended or further legislation is enacted by Congress.

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

●

Business Asset Expensing. The Tax Reform Act allows taxpayers to expense immediately the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017, and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023, and before January 1, 2027 (with an additional year for certain property).

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

Our financial performance generally, as well as the ability of borrowers to make loan payments, the value of the collateral securing those loans, and the demand for loans and our other products and services, are highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. Unfavorable or uncertain economic and market conditions, some of which are present in the current macroeconomic environment, have in the past and may in the future lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for our products and services. Based on a review of the appropriateness of the allowance for loan losses at December 31, 2024, in light of current economic conditions, we recorded a provision for credit losses of $37.5 million in the year ended December 31, 2024. If the economic forecast or other factors worsen relative to the assumptions we utilized, our allowance for loan losses will increase accordingly in future periods.

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

●

There have been changes and discussions with respect to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our clients import or export, could cause the prices of our clients’ products to increase which could reduce demand for such products, or reduce our client margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the current Administration in the U.S. or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact ours and/or our clients' costs, demand for our clients' products, and/or the U.S. economy or certain sectors thereof and, thus, adversely impact our business, financial condition and results of operations.

●

The current Presidential Administration is seeking to enact significant changes that may impact economic and market conditions, including changes to the size and scope of the federal government. These changes, if implemented and taken as a whole, may have varied effects on the economy that are difficult to predict. To the extent such changes have an adverse impact on the regional and local economies where we operate, our business, financial condition and results of operations may be adversely impacted.

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

The real estate collateral securing our borrowers’ obligations is principally located in California, and to a lesser extent, in New York, Washington, Illinois, Texas, Maryland, Massachusetts, Nevada, and New Jersey. The value of such collateral depends upon conditions in the relevant real estate markets. These include general or local economic conditions and neighborhood characteristics, unemployment rates, real estate tax rates, the cost of operating the properties, governmental regulations and fiscal policies, acts of nature including wildfires, earthquakes, floods, and hurricanes (which may result in uninsured losses), and other factors beyond our control. The direction of real estate sales and prices in many markets across the United States is not currently predictable and reductions in the value of our real estate collateral could cause us to have to foreclose on the real estate. If we are not able to realize a satisfactory amount upon foreclosure sales, we may have to own the properties, subjecting us to exposure to the risks and expenses associated with ownership. Any continued declines in real estate sales and prices coupled with any weakness in the economy and continued high unemployment will result in higher than expected loan delinquencies or problem assets, additional loan charge-offs and provisions for loan losses, a decline in demand for our products and services, or a lack of growth or a decrease in deposits, which may cause us to incur losses, adversely affect our capital, and hurt our business.

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

At December 31, 2024, our allowance for loan losses totaled $161.8 million and we had net charge-offs of $29.7 million for 2024. Although economic conditions in the real estate market in portions of Los Angeles, San Diego, Riverside, and San Bernardino counties and the Central Valley of California where many of our commercial real estate and construction loan clients are based, have continued to improve, the economic recovery in these areas of California is uneven and in some areas rather slow, with relatively high and persistent unemployment, and economic growth appears to have slowed. However, a declining interest rate environment may positively affect real estate sales and the refinancing of existing real estate loans. As of December 31, 2024, we had approximately $10.35 billion in commercial real estate and construction loans. Any deterioration in the real estate market generally and in the commercial real estate and residential building segments in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income, and capital. In addition, a change in accounting standards could result in a significant change in how we recognize credit losses as further disclosed in the risk factor below entitled, “Our financial results could be adversely affected by changes in accounting standards or tax laws and regulations.”

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

We seek to minimize the adverse effects of changes in interest rates by structuring our asset-liability composition to obtain the maximum spread. We use interest rate sensitivity analysis and a simulation model to assist us in estimating the optimal asset-liability composition. However, such management tools have inherent limitations that impair their effectiveness. Moreover, the long-term effects of the Federal Reserve’s unprecedented quantitative easing and tapering off are unknown, and while interest rates have risen, they still remain at relatively low levels. There can be no assurance that we will be successful in minimizing the adverse effects of changes in interest rates.

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

Based on past experience, we believe that our deposit accounts are relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.  Additionally, negative news about the Company or the banking industry in general could negatively impact market and/or customer perceptions of our business, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.

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

Our loan portfolio includes commercial loans and commercial real estate loans, which are secured by hotels and motels, shopping/retail centers, service station and car wash, industrial and warehouse properties, residential apartments/multifamily, and other types of commercial properties. Commercial and commercial real estate loans may carry more risk as compared to other types of lending, because they typically involve larger loan balances often concentrated with a single borrower or groups of related borrowers. This may result in larger charge-offs on commercial and commercial real estate loans on a per loan basis than those incurred with our residential or consumer loan portfolios. These loans also may expose a lender to greater credit risk than loans secured by residential real estate. The payment experience on commercial real estate loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate project and thus, may subject us to adverse conditions in the real estate market or to the general economy. The collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than residential properties because there are fewer potential purchasers of the collateral.

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

●

The FDIC estimates that 114 banking organizations will be subject to the special assessment, including 48 banking organizations with total assets over $50 billion and 66 banking organizations with total assets between $5 and $50 billion. No banking organizations with total assets under $5 billion will pay a special assessment, based on data for the December 31, 2022, reporting period.

●

The FDIC initial estimates of the total cost of the failures of Silicon Valley Bank and Signature Bank, were approximately $16.3 billion and was attributable to the protection of uninsured depositors. The FDIC has subsequently updated its estimate of the DIF's losses that are recoverable through the special assessment, which as of June 2024 totaled $19.2 billion. These loss estimates will be periodically adjusted as assets are sold, liabilities are satisfied, and receivership expenses are incurred.

●

The special assessment initially would be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods. Given the update to the loss estimates and the increase in the aggregate special assessment base resulting from amendments to the reported amount of estimated uninsured deposits, the FDIC currently projects that the special assessment will be collected for an additional two quarter beyond the initial eight-quarter collection period, at a lower rate. Because the estimated loss pursuant to the systemic risk determination will continue to be periodically adjusted, the FDIC retains the ability to cease collection early, impose an extended special assessment collection period after the initial eight-quarter collection period to collect the difference between losses and the amounts collected, and impose a one-time final shortfall special assessment after both receiverships terminate.

●	The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.

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

Natural disasters such as earthquakes, landslides, wildfires, extreme weather conditions, droughts, hurricanes, floods, and other acts of nature, geopolitical events such as those involving civil unrest, changes in government regimes, terrorism or military conflict, climate change related events (including both chronic changes such as sea level rise as well as climate change’s contribution to the intensity and frequency of various natural disasters or other catastrophic events) and pandemics and other public health crises, and other catastrophic events have in the past and may in the future, among other things, (i) adversely affect our business operations and those of our clients, counterparties and service providers; (ii) cause substantial damage and loss to real and personal property, some of which may not be covered by insurance; (iii) impair our borrowers’ ability to service their loans; (iv) decrease the level and duration of deposits by clients; (v) erode the value of loan collateral; (vi) result in an increase in the amount of our non-performing loans and a higher level of non-performing assets (including real estate owned), net charge-offs, and provision for loan losses; (vii) reduce the availability of insurance at prices acceptable to us or our prospective borrowers; or (viii) lead to other operational difficulties and impair our ability to manage our business. We also could be adversely affected if our key personnel or a significant number of our employees were to become unavailable due to a public health crisis (such as another outbreak of a contagious disease), natural disaster, war, act of terrorism, accident, or other reason. Natural disasters, extreme weather conditions, geopolitical events, public health crises and other catastrophic events could also negatively affect our clients, counterparties and service providers, as well as result in disruptions in general economic activity and the financial and real estate markets.

Governmental and societal responses to climate change and other environmental impacts could adversely affect our business and performance, including indirectly through impacts on our clients.

Governments have become increasingly focused on the effects of climate change and related environmental issues, and various policymakers with jurisdiction over us have adopted, or are considering adopting, climate-related policies or regulations which may require us to incur increased costs. For example, the SEC published proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which would have required us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. While the application of this rule is currently stayed pending resolution of legal challenges and recent comments from the acting commissioner of the SEC indicate that the SEC may not defend the rule against such legal challenges, the SEC may seek to enact new rules related to environmental issues in the future. In the absence of an SEC rule requiring such disclosures, certain states may be more likely to implement legislation at the state-level requiring climate and other environmental disclosure. For instance, the California legislature passed legislation requiring that certain entities doing business in California with revenues exceeding $1 billion report their direct and indirect greenhouse gas emissions. The legislation authorizes regulations which could administer penalties against reporting entities for non-compliance. This legislation and similar legislation that may be introduced in future may require us to incur various and significant costs to comply. Various banking regulators, including the FDIC and the New York Department of Financial Services, have also proposed guidelines for climate-related risk management. While guidance from the FDIC is aimed at financial institutions with over $100 billion in consolidated assets, there is no guarantee that we will not be subject to additional regulation regarding climate-related risk management in future.  The Federal Reserve Board, for example, may incorporate climate-related risks into its supervisory stress tests

In addition, consumers and businesses also may change their behavior on their own as a result of their concerns over the long-term impacts of climate change. We and our clients will need to respond to new laws and regulations as well as client and business preferences resulting from climate change concerns. We and our clients may face cost increases, asset value reductions (including the possibility of stranded assets), operating process changes, and the like. The impact on our loan relationships and other clients will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities and the impact of rising sea levels and other effects of climate change. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some clients or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior. It is possible as well that changes in climate and related environmental risks, perceptions of them, and governmental responses to them may occur more rapidly than we are able to adapt without disrupting our business and impairing our financial results. In addition, the impact of heightened environmental regulation upon our clients could impact our existing loan portfolio as well as asset value and our clients’ operating costs, which could adversely affect our business.

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

Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. Perennially, various laws, rules and regulations are proposed, which, if adopted, could impact our operations, increase our capital requirements or substantially restrict our growth and adversely affect our ability to operate profitably by making compliance much more difficult or expensive, restricting our ability to originate or sell loans, or further restricting the amount of interest or other charges or fees earned on loans or other products. The Dodd-Frank Act, for example, instituted major changes to the banking and financial institutions regulatory regimes, such as changes to Regulation Z promulgated by the CFPB that may make it more difficult for us to underwrite consumer mortgages and to compete with large national mortgage service providers. Further regulation could increase the assessment rate we are required to pay to the FDIC, adversely affecting our earnings. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Additionally, the current Presidential Administration may seek to make changes to our current regulatory framework and the agencies that regulate our business, which changes may include combining or disbanding certain regulatory agencies. It is very difficult to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. See Part I — Item 1 — “Business — Regulation and Supervision.”

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

None.

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

In addition, the Bank owns 15 of its active branch offices as well as two former branch offices. The other branch offices of the Bank, as well as certain representative offices and loan production offices, are leased by the Bank under leases with expiration dates ranging from January 2025 to December 2029, exclusive of renewal options. As of December 31, 2024, the Bank’s investment in premises and equipment totaled $88.7 million, net of accumulated depreciation. See Note 6 and Note 14 to the Consolidated Financial Statements.

Item 3.         Legal Proceedings

See the information under section entitled “Legal Proceedings” in Note 13 to the Consolidated Financial Statements. That information is incorporated into this item by reference.

Item 4.         Mine Safety Disclosures

Not Applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Bancorp’s common stock is listed on the NASDAQ Global Select Market under the symbol “CATY.” As of February 14, 2025, Bancorp had outstanding approximately 70,285,292 shares of common stock with approximately 1,440 holders of record. Bancorp believes, however, that the actual number of beneficial holders of its common stock may be substantially greater than the stated number of holders of record because a substantial portion of the common stock is held in street name.

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

Performance Graph

The graph and accompanying information furnished below shows the cumulative total shareholder return over a five-year period through December 31, 2024, assuming an investment of $100 was made and that all dividends were reinvested, in each of our common stock, the Standard & Poor’s (S&P) 500 Index, and the S&P U.S. BMI Banks–Western Region Index. The S&P U.S. BMI Banks–Western Region Index is a market-weighted index comprised of publicly traded banks and bank holding companies (including the Company) most of which are based in California and the remainder of which are based in eight other western states, including Oregon, Washington, and Nevada. We will furnish, without charge, on the written request of any person who is a stockholder of record as of the record date for the 2025 annual meeting of stockholders, a list of the companies included in the S&P U.S. BMI Banks–Western Region Index. Requests for this information should be addressed to May Chan, Corporate Secretary, Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012.

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

		Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Cathay General Bancorp	100.00	88.36	121.70	119.14	135.21	149.19
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
S&P U.S. BMI Banks - Western Region Index	100.00	74.84	115.39	89.54	89.01	123.76

Source: S&P Global Market Intelligence © 2025

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

Issuer Purchases of Equity Securities

On May 28th, 2024, the Company announced a new stock repurchase program to buy back up to $125.0 million of the Company's common stock.  The previous $125.0 million share repurchase program announced on May 26, 2022, was completed on February 21, 2023, with the repurchase of 2,897,628 shares at an average cost of $43.14. Through December 31, 2024, the Company repurchased 2,028,581 shares of common stock for a total of $83.9 million, at an average cost of $41.37 per share under the May 2024 buyback program.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	157,237	$46.23	157,237	$57,661,375.00
November 1, 2024 - November 30, 2024	88,205	$45.98	88,205	$53,605,625.00
December 1, 2024 - December 31, 2024	261,209	$47.99	261,209	$41,069,402.00
Total	506,651	$47.10	506,651	$41,069,402.00

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

The allowance for loan losses was $161.8 million and the allowance for off-balance sheet unfunded credit commitments was $9.7 million at December 31, 2024, which represented the amount believed by management to be appropriate to absorb lifetime credit losses in the loan portfolio, including unfunded credit commitments. The allowance for loan losses represented 0.83% of period-end gross loans and 93.39% of non-performing loans at December 31, 2024. The comparable ratios were 0.79% of period-end gross loans and 209.33% of non-performing loans at December 31, 2023.

The allowance for credit losses is discussed in more detail in “Risk Elements of the Loan Portfolio — Allowance for Credit Losses” below. Management has reviewed the foregoing critical accounting policies and related disclosures with the Audit Committee of the Company’s Board of Directors.

Results of Operations

Overview

For the year ended December 31, 2024, we reported net income of $286.0 million, or $3.95 per diluted share, compared to net income of $354.1 million, or $4.86 per diluted share, in 2023, and net income of $360.6 million, or $4.83 per diluted share, in 2022. The $68.1 million decrease in net income from 2023 to 2024 was primarily the result of decreases in net-interest income, and non-interest income and increase in provision for credit losses, partially offset by decreases in non-interest expense. The return on average assets in 2024 was 1.22%, compared to 1.56% in 2023, and to 1.69% in 2022. The return on average stockholders’ equity was 10.18% in 2024, compared to 13.56% in 2023, and to 14.70% in 2022.

Highlights

●	Total average assets increased $663.2 million to $23.37 billion in 2024.
●	Total loans, excluding loans held for sale, decreased $172.2 million, or 0.9%, to $19.38 billion in 2024.
●	Total deposits increased $360.8 million, or 1.9%, to $19.69 billion in 2024.

Net income available to common stockholders and key financial performance ratios are presented below for the three years indicated:

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share and ratio data)
Net income	$285,979	$354,124	$360,642
Basic earnings per common share	$3.97	$4.88	$4.85
Diluted earnings per common share	$3.95	$4.86	$4.83
Return on average assets	1.22%	1.56%	1.69%
Return on average stockholders' equity	10.18%	13.56%	14.70%
Total average assets	$23,368,433	$22,705,192	$21,383,526
Total average equity	$2,809,621	$2,610,582	$2,453,391
Efficiency ratio	51.35%	46.97%	38.38%
Effective income tax rate	9.94%	12.25%	23.68%

Net Interest Income

Comparison of 2024 with 2023

Net interest income decreased $67.7 million, or 9.1%, from $741.7 million in 2023 to $674.1 million in 2024.  The decrease in net interest income was due primarily to the increase in interest expense from time deposits offset by an increase in interest income from loans.

Average loans for 2024 were $19.43 billion, a $671.3 million, or a 3.6% increase from $18.76 billion in 2023.  Compared with 2023, average commercial real estate loans increased $675.2 million, or 7.3%, average residential mortgage loans increased $246.2 million, or 4.4%, average equity lines decreased $41.3 million, or 14.9% and average construction loans decreased $162.9 million, or 31.3%.  Average investment securities were $1.62 billion in 2024, an increase of $62.6 million, or 4.0%, from 2023. Average interest-bearing cash on deposits with financial institutions decreased $43.2 million, or 3.8%, to $1.10 billion in 2024 from $1.14 billion in 2023.

Average interest-bearing deposits were $16.53 billion in 2024, an increase of $1.05 billion, or 6.8%, from $15.47 billion in 2023, primarily due to an increase of $1.17 billion, or 13.3%, in time deposits, and $81.0 million, or 7.6%, in savings accounts offset by a decreases of $201.4 million, or 8.4%, in interest bearing demand deposits.

Interest income increased $92.8 million, or 7.5%, from $1.24 billion in 2023 to $1.33 billion in 2024 primarily due to increases in loan rates:

●

Changes in volume: Average interest-earning assets increased $690.8 million, or 3.2%, to $22.17 billion in 2024, compared with average interest-earning assets of $21.48 billion in 2023. Average loans increased $671.3 million and average investment securities increased $62.6 million in 2024. Offsetting the above increases was a decrease of $43.2 million in average interest-bearing deposits with other financial institutions. The changes in volume contributed to an interest income increase of $41.1 million.

●

Changes in rate: The average yield of interest-bearing assets increased to 6.02% in 2024 from 5.78% in 2023. The increase in rate on loans resulted in an increase of $45.7 million in interest income, the increase in rate on investment securities resulted in an increase of $5.5 million in interest income, and the increase in interest from FHLB resulted in an increase of $0.3 million in interest income. The changes in rate contributed to an interest income increase of $51.6 million.

●

Change in the mix of interest-earning assets: Average gross loans, which generally have a higher yield than other types of investments, comprised 87.7% of total average interest-earning assets in 2024, an increase from 87.3% in 2023. Average investment securities comprised 7.3% of total average interest-bearing assets in 2024, which represented no change from 7.3% in 2023.

Interest expense increased by $160.4 million, or 32.1%, to $660.9 million in 2024, compared with $500.5 million in 2023, primarily due to increased average interest-bearing deposits. The overall increase in interest expense was primarily due to increases in rates on interest bearing deposits, and rate increases in other borrowings and long term debt as discussed below:

●

Changes in volume: Average interest-bearing deposits increased $1.05 billion, or 6.8%, and average FHLB advances and other borrowings decreased $190.1 million, or 37.63%. The changes in volume caused an increase in interest expense of $34.8 million.

●

Changes in rate: The average costs of interest-bearing deposits, and FHLB advances and other borrowings, combined, increased to 3.85% and 5.24% in 2024 from 3.02%, and 5.15% in 2023, respectively. The changes in rate caused interest expense to increase by $125.6 million.

●

Change in the mix of interest-bearing liabilities: Average interest-bearing deposits of $16.53 billion increased to 97.4% of total interest-bearing liabilities in 2024 compared to 96.1% in 2023. Average FHLB advances and other borrowings of $315.1 million decreased to 1.9% of total interest-bearing liabilities. Average long-term debt of $119.1 million decreased to 0.7% of total interest-bearing liabilities in 2024 compared to 0.7% in 2023.

Net interest margin, defined as net interest income to average interest-earning assets, was 3.04% in 2024 compared to 3.45% in 2023.

Comparison of 2023 with 2022

Net interest income increased $8.0 million, or 1.1%, from $733.7 million in 2022 to $741.7 million in 2023.  The increase in net interest income was due primarily to the increase in interest income from loans offset by an increase in interest expense from time deposits.

Average loans for 2023 were $18.76 billion, a $1.13 billion, or an 6.4% increase from $17.63 billion in 2022. Compared with 2022, average commercial real estate loans increased $715.6 million, or 8.4%, average residential mortgage loans increased $597.3 million, or 12.1%, average equity lines decreased $97.9 million, or 26.1% and average construction loans decreased $84.1 million, or 13.9%. Average investment securities were $1.56 billion in 2023, an increase of $237.5 million, or 18.0%, from 2022. Average interest-bearing cash on deposits with financial institutions decreased $120.2 million, or 9.5%, to $1.14 billion in 2023 from $1.26 billion in 2022.

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

Interest expense increased by $382.9 million, or 325.6%, to $500.5 million in 2023, compared with $117.6 million in 2022, primarily due to increases in interest rates on average interest-bearing deposits. The overall increase in interest expense was primarily due to increases in rates on interest-bearing deposits, and rate increases in other borrowings as discussed below:

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

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities in 2024, 2023 and 2022. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
			Average			Average			Average
	2024	Interest	Yield/	2023	Interest	Yield/	2022	Interest	Yield/
	Average	Income/	Rate	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	(1)(2)	Balance	Expense	(1)(2)	Balance	Expense	(1)(2)
	(In thousands)
Interest-earning assets:
Total loans (1)	$19,434,614	$1,217,166	6.26%	$18,763,271	$1,130,242	6.02%	$17,631,943	$801,981	4.55%
Taxable investment securities	1,621,477	59,307	3.66%	1,558,877	51,717	3.32%	1,321,346	28,240	2.14%
Federal Home Loan Bank stock	18,681	1,684	9.02%	18,620	1,349	7.24%	17,630	1,103	6.26%
Interest-bearing deposits	1,098,488	56,818	5.17%	1,141,720	58,914	5.16%	1,261,878	19,957	1.58%
Total interest-earning assets	$22,173,260	$1,334,975	6.02%	$21,482,488	$1,242,222	5.78%	$20,232,797	$851,281	4.21%
Non-interest earning assets:
Cash and due from banks	$168,265			$196,819			$173,825
Other non-earning assets	1,193,677			1,184,318			1,128,038
Total non-interest earning assets	$1,361,942			$1,381,137			$1,301,863
Less: Allowance for loan losses	(155,612)			(150,110)			(145,433)
Deferred loan fees	(11,157)			(8,323)			(5,701)
Total assets	$23,368,433			$22,705,192			$21,383,526

Interest-bearing liabilities:
Interest-bearing demand deposits	$2,186,726	$44,899	2.05%	$2,388,080	$40,952	1.71%	$2,471,256	$8,176	0.33%
Money market deposits	3,166,318	115,428	3.65%	3,164,739	86,097	2.72%	4,902,357	39,913	0.81%
Savings deposits	1,151,427	17,448	1.52%	1,070,405	8,916	0.83%	1,118,967	853	0.08%
Time deposits	10,022,826	458,490	4.57%	8,849,293	331,997	3.75%	5,398,808	56,354	1.04%
Total interest-bearing deposits	$16,527,297	$636,265	3.85%	$15,472,517	$467,962	3.02%	$13,891,388	$105,296	0.76%

Other borrowings	315,086	16,526	5.24%	505,218	26,034	5.15%	247,276	6,742	2.73%
Long-term debt	119,136	8,129	6.82%	119,136	6,480	5.44%	119,136	5,546	4.66%
Total interest-bearing liabilities	$16,961,519	$660,920	3.90%	$16,096,871	$500,476	3.11%	$14,257,800	$117,584	0.82%
Non-interest bearing liabilities:
Demand deposits	3,283,586			3,705,788			4,386,526
Other liabilities	313,707			291,951			285,809
Today equity	2,809,621			2,610,582			2,453,391
Total liabilities and equity	$23,368,433			$22,705,192			$21,383,526

Net interest spread			2.12%			2.67%			3.38%
Net interest income		$674,055			$741,746			$733,697
Net interest margin			3.04%			3.45%			3.63%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	2024 - 2023			2023 - 2022
	Increase/(Decrease) in			Increase/(Decrease) in
	Net Interest Income Due to:			Net Interest Income Due to:
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
	(In thousands)
Interest-earning assets
Loans	$41,201	$45,723	$86,924	$54,214	$274,047	$328,261
Investment securities	2,137	5,453	7,590	5,765	17,712	23,477
Federal Home loan Bank stock	4	331	335	64	182	246
Deposits with other banks	(2,236)	140	(2,096)	(2,074)	41,031	38,957
Total changes in interest income	41,106	51,647	92,753	57,969	332,972	390,941

Interest-Bearing Liabilities
Interest-bearing demand deposits	(3,657)	7,604	3,947	(284)	33,060	32,776
Money market deposits	43	29,288	29,331	(18,502)	64,686	46,184
Savings deposits	722	7,810	8,532	(39)	8,102	8,063
Time deposits	47,666	78,827	126,493	54,486	221,157	275,643
Other borrowings	(9,964)	456	(9,508)	10,410	8,882	19,292
Long-term debt	—	1,649	1,649	—	934	934
Total changes in interest expense	34,810	125,634	160,444	46,071	336,821	382,892

Change in net interest income	$6,296	$(73,987)	$(67,691)	$11,898	$(3,849)	$8,049

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for Credit Losses

The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance for loan losses and an allowance for off-balance sheet unfunded credit commitments that management believes to be sufficient to absorb credit losses inherent in the Bank’s loan portfolio and credit commitments. The Bank recorded a provision for credit losses of $37.5 million in 2024 compared with a provision for credit losses of $26.0 million in 2023, and a provision for credit losses of $14.5 million in 2022. Net charge-offs for 2024 were $29.7 million, or 0.15% of average loans, compared to net charge-offs of $17.6 million for 2023, or 0.09% of average loans, and net charge-offs of $2.6 million for 2022, or 0.01% of average loans.

Non-interest Income

Non-interest income decreased $12.6 million, or 18.5%, to $55.7 million for 2024, from $68.3 million in 2023, compared to $56.8 million in 2022. Non-interest income includes depository service fees, letters of credit commissions, securities gains (losses), gains (losses) from loan sales, gains from sale of premises and equipment, gains on acquisition, and other sources of fee income. These other fee-based services include wire transfer fees, safe deposit fees, fees on loan-related activities, fee income from our Wealth Management division, and foreign exchange fees.

Comparison of 2024 with 2023

The decrease in non-interest income from 2023 to 2024 was primarily due to a $25.8 million increase in unrealized loss on equity securities, offset, in part, by a $6.5 million increase in wealth management fees, a $4.1 million increase in securities gains, and a $1.0 million increase in derivative fees.

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

Comparison of 2024 with 2023

Non-interest expense totaled $374.7 million in 2024 compared to $380.5 million in 2023. The decrease of $5.8 million, or 1.5%, in non-interest expense in 2024 compared to 2023 was primarily due to a combination of the following:

●	Salaries and employee benefits increased $13.2 million, or 8.6%
●	Computer/equipment increased $2.7 million, or 15.2% .
●	Other real estate owned expense increased $1.9 million, or 254.7%.
●	Amortization of investments in affordable housing and alternative energy partnerships decreased $14.0 million, or 16.1%.
●	FDIC and State assessments decreased $9.3 million, or 39.5%.
●	Professional Services decreased $1.5 million, or 4.6%.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, increased to 51.35% in 2024 compared to 46.97% in 2023 due primarily to lower net interest income offset by a decrease in non-interest expense as explained above.

Comparison of 2023 with 2022

Non-interest expense totaled $380.5 million in 2023 compared to $303.4 million in 2022. The increase of $77.1 million, or 25.4%, in non-interest expense in 2023 compared to 2022 was primarily due to a combination of the following:

●	Salaries and employee benefits increased $11.6 million, or 8.1%.
●	FDIC and State assessments increased $15.6 million, or 193.5%
●	Computer/equipment increased $3.9 million, or 28.5% .
●	Professional services increased $4.3 million, or 15.1%.
●	Amortization of investments in affordable housing and alternative energy partnerships increased $44.6 million, or 105.9%.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, increased to 46.97% in 2023 compared to 38.38% in 2022 due primarily to higher net interest income offset by an increase in non-interest expense as explained above.

Income Tax Expense

Income tax expense was $31.6 million in 2024, compared to $49.5 million in 2023, and $111.9 million in 2022.  The effective tax rate was 9.9% for 2024, 12.3% for 2023, and 23.7% for 2022. The effective tax rate includes the impact of low-income housing and alternative energy investments.

Our tax returns are open for audits by the Internal Revenue Service back to 2021 and by the California Franchise Tax Board back to 2020. From time to time, there may be differences of opinion with respect to the tax treatment accorded transactions.  When, and if, such differences occur, and the related tax effects become probable and estimable, such amounts will be recognized.

Financial Condition

Total assets were $23.05 billion at December 31, 2024, a decrease of $26.9 million, or 0.1%, from $23.08 billion at December 31, 2023, primarily due to a decrease of $179.2 million in net loans, a decrease of $57.4 million in investment securities and a decrease of $26.1 million in affordable housing investments and alternative energy partnerships offset by an increase of $227.5 million in short-term investments and interest-bearing deposits.

Investment Securities

Investment securities were $1.55 billion and represented 6.7% of total assets at December 31, 2024, compared with $1.60 billion and 7.0% of total assets at December 31, 2023.  The following table summarizes the carrying value of our portfolio of securities for each of the past two years:

	As of December 31,
	2024	2023
	(In thousands)

Securities AFS:
U.S. treasury securities	$621,462	$495,300
U.S. government agency entities	9,149	48,169
Mortgage-backed securities	684,016	786,723
Collateralized mortgage obligations	24,556	28,044
Corporate debt securities	207,945	246,334
Total	$1,547,128	$1,604,570

Equity Securities
Mutual funds	5,532	5,585
Preferred stock of government sponsored entities	7,287	1,821
Other equity securities	21,610	33,000
Total	$34,429	$40,406

Upon the adoption of ASU 2016-13, Financial Instruments - Credit Losses, debt securities available-for-sale ("AFS") are measured at fair value and subject to impairment testing. When an available-for-sale debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit losses by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components of the fair value change. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation reserve would be reduced, but not more than the amount of the current existing reserve for that security.

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

The tables below show the related fair value and the gross unrealized losses of the Company’s investment portfolio, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2024, and December 31, 2023:

	As of December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities AFS
U.S. government agency entities	$4,199	$8	$2,108	$119	$6,307	$127
Mortgage-backed securities	29,955	959	653,236	112,237	683,191	113,196
Collateralized mortgage obligations	—	—	24,556	3,191	24,556	3,191
Corporate debt securities	24,900	100	127,744	5,431	152,644	5,531
Total	$59,054	$1,067	$807,644	$120,978	$866,698	$122,045

	As of December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities AFS
U.S. treasury securities	$49,831	$20	$—	$—	$49,831	$20
U.S. government agency entities	18,301	108	1,313	122	19,614	230
Mortgage-backed securities	—	—	768,274	106,442	768,274	106,442
Collateralized mortgage obligations	—	—	28,044	3,194	28,044	3,194
Corporate debt securities	64,448	552	166,864	11,587	231,312	12,139
Total	$132,580	$680	$964,495	$121,345	$1,097,075	$122,025

The scheduled maturities and taxable-equivalent yields by security type are presented in the following table:

Securities Portfolio Maturity Distribution and Yield Analysis:

	As of December 31, 2024
		After One	After Five
	One Year	Year to	Years to	Over Ten
	or Less	Five Years	Ten Years	Years	Total
	(In thousands)
Maturity Distribution:
Securities AFS:
U.S. treasury securities	$621,462	$—	$—	$—	$621,462
U.S. government agency entities	—	4,376	3,493	1,280	9,149
Mortgage-backed securities (1)	55	5,141	96,009	582,811	684,016
Collateralized mortgage obligations (1)	—	—	—	24,556	24,556
Corporate debt securities	49,700	155,302	2,943	—	207,945
Total	$671,217	$164,819	$102,445	$608,647	$1,547,128

Weighted-Average Yield:
Securities AFS:
U.S. treasury securities	4.73%	—%	—%	—%	4.73%
U.S. government agency entities	—	4.96	5.00	6.37	5.17
Mortgage-backed securities (1)	2.61	2.37	2.72	2.57	2.59
Collateralized mortgage obligations (1)	—	—	—	3.41	3.41
Corporate debt securities	3.50	3.33	4.40	—	3.38
Total	4.63%	3.34%	2.85%	2.61%	3.58%

(1) Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.

Equity Securities

For the year ended December 31, 2024, the Company recognized a net loss of $7.5 million due to the decrease in fair value of equity investments with readily determinable fair values, compared to a net gain of $18.2 million in 2023. Equity securities were $34.4 million as of December 31, 2024, compared to $40.4 million as of December 31, 2023.

Loans

Loans represented 87.4% of average interest-earning assets during 2024, compared with 91.0% during 2023. Gross loans decreased by $172.2 million, or 0.9%, to $19.38 billion at December 31, 2024, compared with $19.55 billion at December 31, 2023. The decrease in gross loans was primarily attributable to the following:

●	Total residential mortgage loans decreased by $149.7 million, or 2.6%, to $5.69 billion at December 31, 2024, compared to $5.84 billion at December 31, 2023.

●

Commercial real estate loans increased $304.2 million, or 3.1%, to $10.03 billion at December 31, 2024, compared to $9.73 billion at December 31, 2023. Total commercial real estate loans accounted for 51.8% of gross loans at December 31, 2024, compared to 49.8% at December 31, 2023. Commercial real estate loans consist primarily of commercial retail properties, shopping centers, owner-occupied industrial facilities, office buildings, multiple-unit apartments, hotels, and multi-tenanted industrial properties, and are typically secured by first deeds of trust on such commercial properties.

●

Commercial loans decreased $207.0 million, or 6.3%, to $3.10 billion at December 31, 2024, compared to $3.31 billion at December 31, 2023. Commercial loans consist primarily of short-term loans (typically with a maturity of one year or less) to support general business purposes, or to provide working capital to businesses in the form of lines of credit, trade-finance loans, loans for commercial purposes secured by cash, and SBA loans.

●	Real estate construction loans decreased $103.0 million, or 24.4%, to $319.6 million at December 31, 2024, compared to $422.6 million at December 31, 2023.

Our lending relates predominantly to activities in the states of California, New York, Texas, Washington, Massachusetts, Illinois, New Jersey, Maryland, and Nevada. We also lend to domestic clients who are engaged in international trade. Loans outstanding in our branch in Hong Kong were $343.3 million as of December 31, 2024, compared to $341.9 million as of December 31, 2023.

The classification of loans by type and amount outstanding as of December 31 for each of the past five years is presented below:

	Loan Type and Mix

	As of December 31,
	2024	2023	2022	2021	2020
	(In thousands)

Commercial loans	$3,098,004	$3,305,048	$3,318,778	$2,982,399	$2,836,833
Residential mortgage loans and equity lines	5,919,092	6,084,666	5,577,500	4,601,493	4,569,944
Commercial real estate loans	10,033,830	9,729,581	8,793,685	8,143,272	7,555,027
Construction loans	319,649	422,647	559,372	611,031	679,492
Installment and other loans	5,380	6,198	4,689	4,284	3,100
Gross loans	19,375,955	19,548,140	18,254,024	16,342,479	15,644,396

Less:
Allowance for loan losses	(161,765)	(154,562)	(146,485)	(136,157)	(166,538)
Unamortized deferred loan fees	(10,541)	(10,720)	(6,641)	(4,321)	(2,494)
Total loans, net	$19,203,649	$19,382,858	$18,100,898	$16,202,001	$15,475,364
Loans held for sale	$—	$—	$—	$—	$—

The loan maturities in the table below are based on contractual maturities as of December 31, 2024. As is customary in the banking industry, loans that meet underwriting criteria can be renewed by mutual agreement between us and the borrower. Because we are unable to estimate the extent to which our borrowers will renew their loans, the table is based on contractual maturities. As a result, the data shown below should not be viewed as an indication of future cash flows.

Contractual Maturity of Loan Portfolio

	As of December 31, 2024
	Within One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial loans
Floating rate	$1,517,901	$309,466	$76,233	$1,903,600
Fixed rate	814,930	283,900	95,574	1,194,404
Residential mortgage loans and equity lines
Floating rate	553	37,799	3,490,401	3,528,753
Fixed rate	1,517	16,205	2,372,617	2,390,339
Commercial real estate loans
Floating rate	705,673	2,779,033	2,248,282	5,732,988
Fixed rate	532,047	2,020,396	1,748,399	4,300,842
Construction loans
Floating rate	206,789	9,344	—	216,133
Fixed rate	86,411	17,105	—	103,516
Installment and other loans
Floating rate	5,035	23	57	5,115
Fixed rate	250	—	15	265
Gross loans	$3,871,106	$5,473,271	$10,031,578	$19,375,955
Floating rate	2,435,951	3,135,665	5,814,973	11,386,589
Fixed rate	1,435,155	2,337,606	4,216,605	7,989,366
Gross loans	$3,871,106	$5,473,271	$10,031,578	$19,375,955
Allowance for loan losses				(161,765)
Unamortized deferred loan fees				(10,541)
Total loans, net				$19,203,649

Deposits

The Bank primarily uses client deposits to fund its operations, and to a lesser extent advances from the Federal Home Loan Bank (“FHLB”), and other borrowings. The Bank’s deposits are generally obtained from the Bank’s geographic market area. The Bank utilizes traditional marketing methods to attract new clients and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Although the vast majority of the Bank’s deposits are retail in nature, the Bank does engage in certain wholesale activities, primarily accepting deposits generated by brokers. The Bank considers wholesale deposits to be an alternative borrowing source rather than a client relationship and, as such, their levels are determined by management’s decisions as to the most economic funding sources. Brokered-deposits totaled $1.06 billion, or 5.4%, of total deposits, at December 31, 2024, compared to $1.52 billion, or 7.9%, at December 31, 2023.

The Bank’s total deposits increased $360.8 million, or 1.9%, to $19.69 billion at December 31, 2024, from $19.33 billion at December 31, 2023, primarily due to a $323.0 million, or 10.6% increase in money market deposits, a $233.8 million, or 2.5%, increase in time deposits and a $213.6 million , or 20.6% increase in saving deposits offset, in part, by a $244.7 million, or 6.9%, decrease in non-interest-bearing demand deposits and a $165.0 million, or 7.0%, decrease in NOW deposits.

The following table displays the deposit mix balances as of the end of the past three years:

	Deposit Mix

	Year Ended December 31,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
	(In thousands)
Deposits
Non-interest-bearing demand deposits	$3,284,342	16.7%	$3,529,018	18.3%	$4,168,989	22.5%
Interest bearing demand deposits	2,205,695	11.2	2,370,685	12.3	2,509,736	13.6
Money market deposits	3,372,773	17.1	3,049,754	15.8	3,812,724	20.6
Savings deposits	1,252,788	6.4	1,039,203	5.4	1,000,460	5.4
Time deposits	9,570,601	48.6	9,336,787	48.3	7,013,370	37.9
Total deposits	$19,686,199	100.0%	$19,325,447	100.0%	$18,505,279	100.0%

Average total deposits increased $632.6 million, or 3.3%, to $19.81 billion in 2024, compared with average total deposits of $19.18 billion in 2023.

The following table displays average deposits and rates for the past five years:

	Average Deposits and Average Rates

	Year Ended December 31,
	2024		2023		2022		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands)
Deposits
Non-interest-bearing demand deposits	$3,283,586	—%	$3,705,788	—%	$4,386,526	—%	$3,751,626	—%	$3,158,828	—%
Interest bearing demand deposits	2,186,726	2.05	2,388,080	1.71	2,471,256	0.33	2,047,177	0.11	1,591,924	0.18
Money market deposits	3,166,318	3.65	3,164,739	2.72	4,902,357	0.81	4,034,246	0.45	2,903,837	0.74
Savings deposits	1,151,427	1.52	1,070,405	0.83	1,118,967	0.08	897,663	0.09	759,581	0.13
Time deposits	10,022,826	4.57	8,849,293	3.75	5,398,808	1.04	5,979,191	0.68	7,268,738	1.54
Total deposits	$19,810,883	3.21%	$19,178,305	2.44%	$18,277,914	0.58%	$16,709,903	0.37%	$15,682,908	0.87%

Management considers the Bank’s time deposits of $250 thousand or more, which totaled $5.70 billion at December 31, 2024, to be generally less volatile than other wholesale funding sources primarily because approximately 86.7% of the Bank’s CDs of $250 thousand or more have been on deposit with the Bank for two years or more.  Management monitors the CDs of $250 thousand or more portfolio to help identify any changes in the deposit behavior in the market and of the Bank’s clients.  As of December 31, 2024, and 2023, the Company had $9.43 billion and $8.71 billion, respectively, of uninsured deposits outstanding.

Approximately 99.8% of the Bank’s CDs mature within one year as of December 31, 2024. The following tables display time deposits by maturity:

	Time Deposits by Maturity

	As of December 31, 2024
	Time Deposits -under $250,000	Time Deposits -$250,000 and over	Total Time Deposits
	(In thousands)
Less than three months	$2,044,725	$2,444,244	$4,488,969
Over three to six months	780,157	1,443,995	2,224,152
Over six to twelve months	984,608	1,853,739	2,838,347
Over twelve months	11,868	7,265	19,133
Total	$3,821,358	$5,749,243	$9,570,601

Percent of total deposits	19.4%	29.2%	48.6%

The following table displays time deposits with a remaining term of more than one year at December 31, 2024:

Maturities of Time Deposits with a Remaining Term
of More Than One Year for Each
of the Five Years Following December 31, 2024

(In thousands)
2026	$11,107
2027	$7,969
2028	$23
2029	$34
2030	$—

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

●

The FDIC estimates that 114 banking organizations will be subject to the special assessment, including 48 banking organizations with total assets over $50 billion and 66 banking organizations with total assets between $5 and $50 billion. No banking organizations with total assets under $5 billion will pay a special assessment, based on data for the December 31, 2022, reporting period.

●

The FDIC initial estimates of the total cost of the failures of Silicon Valley Bank and Signature Bank were approximately $16.3 billion and was attributable to the protection of uninsured depositors. The FDIC has subsequently updated its estimate of the DIF’s losses that are recoverable through the special assessment, which as of June 2024 totaled $19.2 billion. These loss estimates will be periodically adjusted as assets are sold, liabilities are satisfied, and receivership expenses are incurred.

●

The special assessment initially would be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods.  Given the update to the loss estimates and the increase in the aggregate special assessment base resulting from amendments to the reported amount of estimated uninsured deposits, the FDIC currently projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate. Because the estimated loss pursuant to the systemic risk determination will continue to be periodically adjusted, the FDIC retains the ability to cease collection early, impose an extended special assessment collection period after the initial eight-quarter collection period to collect the difference between losses and the amounts collected, and impose a one-time final shortfall special assessment after both receiverships terminate.

●	The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.

Each institution should account for the special assessment in accordance with U.S. generally accepted accounting principles (GAAP). In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 450, Contingencies (FASB ASC Topic 450), an estimated loss from a loss contingency shall be accrued by a charge to income if information indicates that it is probable that a liability has been incurred and the amount of loss is reasonably estimable. Therefore, an institution will recognize in the Call Report and other financial statements the accrual of a liability and estimated loss (i.e., expense) from a loss contingency for the special assessment when the institution determines that the conditions for accrual under GAAP have been met. Each institution should account for any shortfall special assessment in accordance with FASB ASC Topic 450 when the conditions for accrual under GAAP have been met.  As a result, the Company recorded an $11.3 million special assessment fee in the fourth quarter of 2023 and an additional $1.8 million in 2024.

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

As of December 31, 2024, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 7.75%, compared to $119.1 million with a weighted average rate of 7.54% as of December 31, 2023. The Junior Subordinated Notes have a stated maturity term of 30 years and qualify as Total Capital for these periods.

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

Capital Resources

Capital Adequacy

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements. The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At December 31, 2024, the Company’s Tier 1 risk-based capital ratio of 13.54%, total risk-based capital ratio of 15.08%, and Tier 1 leverage capital ratio of 10.96%, calculated under the Basel III Capital Rules, continue to place the Company in the “well capitalized” category for regulatory purposes, which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%. At December 31, 2023, the Company’s Tier 1 risk-based capital ratio was 12.84%, total risk-based capital ratio was 14.31%, and Tier 1 leverage capital ratio was 10.55%.

A table displaying the Bancorp’s and the Bank’s capital and leverage ratios at December 31, 2024, and 2023, is included in Note 22 to the Consolidated Financial Statements.

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

Substantially all of the revenues of the Company available for payment of dividends derive from amounts paid to it by the Bank. The Bank paid dividends to the Bancorp totaling $216.0 million during 2024, $134.0 million during 2023, and $232.8 million during 2022.

The Federal Reserve Board issued Federal Reserve Supervision and Regulation Letter SR-09-4 that states that bank holding companies are expected to inform and consult with the Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid.

Under California State banking law, the Bank may not without regulatory approval pay a cash dividend which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2024, was restricted to approximately $433.6 million. For additional information on statutory and regulatory limitations on the ability of Bancorp to pay dividends to its shareholders and on the Bank to pay dividends to Bancorp, see “Item 1. Business-Regulation and Supervision — Dividends.”

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

Total non-performing portfolio assets increased $103.0 million, or 110.4%, to $196.3 million at December 31, 2024, compared to $93.3 million at December 31, 2023, primarily due to an increase of $102.5 million in total non-accrual loans and  $3.6 million in other real estate owned, offset by decrease of $3.1 million in loans 90 days or more past due.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets increased to 1.01% at December 31, 2024, from 0.48% at December 31, 2023. The non-performing portfolio loan, excluding loans held for sale, coverage ratio, defined as the allowance for credit losses to non-performing loans, excluding loans held for sale, decreased to 98.98% at December 31, 2024, from 221.58% at December 31, 2023. The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	As of December 31,
	2024	2023	2022	2021	2020
	(In thousands)
Accruing loans past due 90 days or more	$4,050	$7,157	$11,580	$1,439	$4,982
Non-accrual loans	169,161	66,681	68,854	65,846	67,684
Total non-performing loans	173,211	73,838	80,434	67,285	72,666
Other real estate owned	23,071	19,441	4,067	4,368	4,918
Total non-performing assets	$196,282	$93,279	$84,501	$71,653	$77,584

Accruing modifications to borrowers experiencing financial difficulties	$—	$—	$—	$—	$—
Accruing troubled debt restructurings (TDRs)	$—	$—	$15,145	$12,837	$27,721
Non-accrual TDRs (included in non-accrual loans)	$—	$—	$6,348	$8,175	$8,985
Non-accrual loans held for sale	$—	$—	$—	$—	$—
Non-performing assets as a percentage of gross loans and OREO at year-end	1.01%	0.48%	0.46%	0.44%	0.50%
Allowance for credit losses as a percentage of gross loans	0.88%	0.84%	0.85%	0.88%	1.10%
Allowance for credit losses as a percentage of non-performing loans	98.98%	221.58%	192.97%	212.91%	237.27%

The effect of non-accrual loans on interest income for the past five years is presented below:

	Year Ended December 31,
	2024	2023	2022	2021	2020
	(In thousands)
Non-accrual Loans
Contractual interest due	$15,275	$6,270	$4,620	$4,032	$3,093
Interest recognized	197	321	435	1,074	1,008
Net interest foregone	$15,078	$5,949	$4,185	$2,958	$2,085

As of December 31, 2024, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

Non-accrual Loans

Total non-accrual portfolio loans were $169.2 million at December 31, 2024, increased $102.5 million, or 153.7%, from $66.7 million at December 31, 2023. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	December 31, 2024		December 31, 2023
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$52,930	$5,259	$16,400	$3,363
Commercial real estate	56,464	576	35,877	—
Personal property (UCC)	—	53,932	—	11,041
Total	$109,394	$59,767	$52,277	$14,404

(1) Real estate includes commercial real estate loans, construction loans, residential mortgage loans, equity lines and installment & other loans.

	December 31, 2024		December 31, 2023
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$45,278	$5,000	$25,429	$—
Wholesale/Retail	30,415	47,080	14,350	13,215
Food/Restaurant	56	250	71	361
Import/Export	—	6,795	—	828
Other	33,645	642	12,427	—
Total	$109,394	$59,767	$52,277	$14,404

(1) Real estate includes commercial real estate loans, construction loans, residential mortgage loans, equity lines and installment & other loans.

As of December 31, 2024, recorded investment in non-accrual loans was $169.2 million compared to $66.7 million as of December 31, 2023. For non-accrual loans, the amounts previously charged off represent 11.7% of the contractual balances for non-accrual loans as of December 31, 2024. As of December 31, 2024, $109.4 million, or 64.7%, of the $169.2 million of non-accrual loans were secured by real estate compared to $52.3 million, or 78.4% of the $66.7 million of non-accrual loans that were secured by real estate as of December 31, 2023. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

The allowance for loan losses to non-performing loans was 93.39% at December 31, 2024, compared to 209.33% at December 31, 2023, primarily due to an increase in non-performing loans. Non-accrual loans also include those modifications to borrowers experiencing financial difficulties that do not qualify for accrual status.

The following table presents non-accrual loans and the related allowance as of December 31, 2024, and 2023:

	As of December 31, 2024
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance:
Commercial loans	$56,022	$53,499	$—
Commercial real estate loans	100,316	82,936	—
Residential mortgage and equity lines	19,340	18,831	—
Subtotal	$175,678	$155,266	$—
With allocated allowance:
Commercial loans	$18,769	$6,267	$1,208
Commercial real estate loans	194	193	1
Residential mortgage and equity lines	7,786	7,435	29
Subtotal	$26,749	$13,895	$1,238
Total non-accrual loans	$202,427	$169,161	$1,238

	As of December 31, 2023
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance:
Commercial loans	$26,310	$14,404	$—
Construction loans	7,736	7,736	—
Commercial real estate loans	41,725	32,030	—
Residential mortgage and equity lines	12,957	12,511	—
Subtotal	$88,728	$66,681	$—
With allocated allowance:
Commercial loans	$—	$—	$—
Commercial real estate loans	—	—	—
Residential mortgage and equity lines	—	—	—
Subtotal	$—	$—	$—
Total non-accrual loans	$88,728	$66,681	$—

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

As of December 31, 2024, construction loans of $227.9 million were disbursed with pre-established interest reserves of $31.3 million compared to $220.6 million of such loans disbursed with pre-established interest reserves of $41.3 million at December 31, 2023.  The balance for construction loans with interest reserves which have been extended was $4.2 million with pre-established interest reserves of $53 thousand at December 31, 2024, compared to $6.4 million with pre-established interest reserves of $0.5 million at December 31, 2023.  There were no land loans disbursed with pre-established interest reserves at December 31, 2024, compared to $12.9 million of land loans disbursed with pre-established interest reserves of $0.4 million at December 31, 2023.  There were no land loans with interest reserves which have been extended at December 31, 2024, and December 31, 2023.

At December 31, 2024, and December 31, 2023, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2024, and 2023, there were no non-accrual residential loans, non-accrual non-residential construction loans and non-accrual land loans that were originated with pre-established interest reserves, respectively.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with clients located in the high-density Asian-populated areas of Southern and Northern California; New York City; New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Nevada; New Jersey; Rockville, Maryland and Las Vegas, Nevada. The Company also has loan clients in Hong Kong. The Company has no specific industry concentration, and generally our loans are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects our loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There are no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of December 31, 2024, or as of December 31, 2023.

The Federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution's total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 15% of total risk-based capital as of December 31, 2024, and 19% as of December 31, 2023. Total CRE loans represented 289% of total risk-based capital as of December 31, 2024, and 292% as of December 31, 2023, which were within the Bank’s internal limit of 400% of total capital. See Part I — Item 1A — “Risk Factors” for a discussion of some of the factors that may affect us.

CRE and Construction Loans ("CREC")

The Company’s total CREC loan portfolio is diversified by property type with an average CREC loan size of $1.9 million and $1.8 million as of December 31, 2024, and 2023, respectively.  The following table summarizes the Company’s total CREC loans by property type as of December 31, 2024, and 2023:

	As of December 31, 2024		As of December 31, 2023
(In thousands)	Amount	%	Amount	%
Property type:

Retail	$2,432,022	24%	$2,279,677	22%
Multifamily	2,723,890	26%	2,602,430	26%
Office	1,449,049	14%	1,538,701	15%
Warehouse	1,248,439	12%	1,185,121	12%
Industrial	635,907	6%	557,630	5%
Hospitality	292,463	3%	317,111	3%
Construction & Land	403,060	4%	494,495	5%
Other	1,168,649	11%	1,177,063	12%
Total CRE loans	$10,353,479	100%	$10,152,228	100%

The weighted-average loan-to-value (“LTV”) ratio of the total CREC loan portfolio was 49% and 50% as of December 31, 2024, and 2023, respectively. Most of our CREC loan property types had a low weighted-average LTV ratio. Approximately 85% and 83% of total CREC loans had an LTV ratio of 60% or lower as of December 31, 2024, and 2023, respectively.

The following tables provide a summary of the Company’s CREC, multifamily residential, and construction and land loans by geography as of December 31, 2024, and 2023.  The distribution of the total CREC loan portfolio reflects the Company’s geographical footprint, which is primarily concentrated in California:

	As of December 31, 2024
(In thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$2,498,806		$928,376		$235,618		$3,662,800
Northern California	1,057,781		162,218		27,648		1,247,647
California	3,556,587	49%	1,090,594	40%	263,266	65%	4,910,447	47%
New York	2,194,173	31%	1,202,183	44%	101,887	25%	3,498,243	34%
Texas	343,271	5%	160,207	6%	6,130	2%	509,608	5%
Illinois	242,066	3%	46,294	2%	242	0%	288,602	3%
New Jersey	153,599	2%	17,535	1%	—	0%	171,134	2%
Nevada	161,095	2%	28,775	1%	23,205	6%	213,075	2%
Washington	85,784	1%	146,258	5%	—	0%	232,042	2%
Other markets	489,954	7%	32,044	1%	8,330	2%	530,328	5%
Total loans	$7,226,529	100%	$2,723,890	100%	$403,060	100%	$10,353,479	100%

	As of December 31, 2023
(In thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$2,415,516		$931,886		$304,268		$3,651,670
Northern California	1,060,242		169,060		30,014		1,259,316
California	3,475,758	49%	1,100,946	42%	334,282	68%	4,910,986	48%
New York	2,134,507	30%	1,113,554	43%	119,849	24%	3,367,910	33%
Texas	352,005	5%	108,120	4%	—	0%	460,125	5%
Illinois	235,440	3%	45,822	2%	250	0%	281,512	3%
New Jersey	125,324	2%	16,496	1%	7,423	2%	149,243	1%
Nevada	156,199	2%	31,463	1%	22,183	4%	209,845	2%
Washington	89,016	1%	146,909	6%	2,603	1%	238,528	2%
Other markets	487,053	8%	39,120	1%	7,906	1%	534,079	6%
Total loans	$7,055,302	100%	$2,602,430	100%	$494,496	100%	$10,152,228	100%

As 47% and 48% of total CREC loans were concentrated in California as of December 31, 2024, and December 31, 2023, respectively, changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. For additional information related to the higher degree of risk from a downturn in the California real estate markets.

Commercial — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. CRE loans totaled $7.23 billion as of December 31, 2024, compared with $7.06 billion as of December 31, 2023, and accounted for 37% and 36% of total loans held-for-investment as of December 31, 2024, and 2023, respectively. Interest rates on CRE loans may be fixed, variable or hybrid. As of December 31, 2024, 25% and 37% of our CRE portfolio were variable rate and hybrid loans in their fixed period, respectively. In comparison, as of December 31, 2023, 25% and 40% of our CRE portfolio were variable rate and hybrid loans in their fixed period, respectively. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 24% and 23% of the CRE loans as of December 31, 2024, and 2023, respectively. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. Multifamily residential loans totaled $2.72 billion as of December 31, 2024, compared with $2.60 billion as of December 31, 2023, and accounted for 14% and 13% of total loans held-for investment as of December 31, 2024, and 2023, respectively. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans. As of December 31, 2024, 18% and 41% of our multifamily residential loan portfolio were variable rate and hybrid loans in their fixed period, respectively. In comparison, as of December 31, 2023, 20% and 40% of our multifamily residential loan portfolio were variable rate and hybrid loans in their fixed period, respectively.

Commercial — Construction and Land Loans. Construction and land loans provide financing for diversified projects by real estate property type. Construction and land loans totaled $403.1 million as of December 31, 2024, compared with $494.5 million as of December 31, 2023, and accounted for 2% and 3% of total loans held-for-investment as of December 31, 2024, and 2023, respectively. Construction loan exposure was made up of $319.6 million in loans outstanding, plus $186.5 million in unfunded commitments as of December 31, 2024, compared with $422.6 million in loans outstanding, plus $280.5 million in unfunded commitments as of December 31, 2023. Land loans totaled $83.4 million as of December 31, 2024, compared with $71.8 million as of December 31, 2023.

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

The allowance for loan losses was $161.8 million and the allowance for off-balance sheet unfunded credit commitments was $9.7 million at December 31, 2024, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded credit commitments. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $171.4 million at December 31, 2024, compared to $163.6 million at December 31, 2023. The allowance for credit losses represented 0.88% of period-end gross loans and 98.98% of non-performing loans at December 31, 2024. The comparable ratios were 0.84% of period-end gross loans and 221.58% of non-performing loans at December 31, 2023.

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

Under the CECL methodology, expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of prepayments and available information about the collectability of cash flows, including information about relevant historical experience, current conditions, and reasonable and supportable forecasts of future events and circumstances. Thus, the CECL methodology incorporates a broad range of information in developing credit loss estimates. For further information regarding the calculation of the allowance for credit losses on loans held for investment using the CECL methodology, see Notes 1 and 4 to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

In calculating our allowance for credit losses for the year ended 2024, the change in Moody’s forecast of future GDP, unemployment rates, CRE and home price indexes, did not result in a significant impact to the allowance for credit losses. Our methodology and framework along with the 8-quarter reasonable and supportable forecast period and the 4-quarter reversion period have remained consistent since the implementation of CECL. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.

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

The Company’s CECL methodology utilizes an eight-quarter reasonable and supportable (“R&S”) forecast period, and a four-quarter reversion period. Management relies on multiple forecasts, blending them into a single loss estimate. Generally speaking, the blended scenario approach would include the Baseline, the Alternative Scenario 1 – Upside – 10th Percentile and the Alternative Scenario 3 – Downside – 90th Percentile forecasts. After the R&S period, the Company will revert to straight-line for the four-quarter reversion period to the long-term loss rates for each of the six portfolios of loans. The contractual term excludes renewals and modifications but includes pre-approved extensions and prepayment assumptions where applicable.

Our allowance for credit losses is sensitive to a number of inputs, including macroeconomic forecast assumptions and credit rating migrations during the period. Our macroeconomic forecasts used in determining the December 31, 2024, allowance for credit losses consisted of three scenarios as provided by an outside forecaster. After increasing the weighting of the downside scenario in 2022 to reflect our expectations that a recession was more likely than not we reduced the weighting of the severe scenario slightly during the third quarter of 2023, in light of the continued strength of the economy. With the economy continuing to expand at a solid pace, the downside scenario weighting was once again reduced while giving greater weight to the baseline scenario. The baseline scenario reflects modest ongoing GDP growth and a steady decline in the unemployment rate starting from 4.15% in the first quarter of 2025 to 4.09% by the end of the R&S period. The upside scenario reflects higher GDP growth and lower unemployment rates with the stronger economy resulting in inflation, and interest rates a bit higher than in the baseline scenario, though the Federal Reserve is projected to continue to cut the fed funds rate in the first quarter of 2025. The downside scenario contemplates a recession and rising inflation prompts the Federal Reserve to initially raise the fed funds rate before lowering again below the baseline in the third quarter of 2025, resulting in negative GDP growth for three quarters peaking at 3.9% in the third quarter of 2025, rising unemployment that peaks at 8.3% in the first quarter of 2026, a decline in CRE prices of 18.9% and a decline in residential home prices of 11.3% during the forecast period. As of December 31, 2024, we slightly decreased the weighting on our downside scenario while placing greater weight on the base scenario, with a small weighting on the upside scenario.

Keeping all other factors constant, we estimate that if we had applied 100% weighting to the downside scenario, the allowance for credit losses as of December 31, 2024, would have been approximately $79.8 million higher. This estimate is intended to reflect the sensitivity of the allowance for credit losses to changes in our scenario weights and is not intended to be indicative of future changes in the allowance for credit losses.

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

The following table sets forth the information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the past five years:

Allowance for Credit Losses

	Amount Outstanding as of December 31,
	2024	2023	2022	2021	2020
	(In thousands)
Allowance for loan losses
Balance at beginning of year	$154,562	$146,485	$136,157	$166,538	$123,224
Impact of ASU 2016-13 adoption	—	—	—	(1,560)	—
Adjusted beginning balance	$154,562	$146,485	$136,157	$164,978	$123,224
Provision/(reversal) for credit losses	36,877	25,655	12,913	(11,210)	57,500
Charge-offs:
Commercial loans	(26,926)	(13,909)	(3,222)	(20,051)	(21,996)
Construction loans	—	(4,221)	—	—	—
Commercial real estate loans and residential mortgage loans	(4,531)	(5,341)	(2,152)	(3)	—
Installment loans and other loans	(15)	(15)	(116)	—	—
Total charge-offs	(31,472)	(23,486)	(5,490)	(20,054)	(21,996)
Recoveries:
Commercial loans	1,102	2,990	2,465	1,706	7,267
Construction loans	—	—	6	76	—
Commercial real estate loans and residential mortgage loans	694	2,918	432	661	543
Installment loans and other loans	2	—	2	—	—
Total recoveries	1,798	5,908	2,905	2,443	7,810
Balance at end of period	$161,765	$154,562	$146,485	$136,157	$166,538

Reserve for off-balance sheet credit commitments
Balance at beginning of year	$9,053	$8,730	$7,100	$5,880	$3,855
Impact of ASU 2016-13 adoption	—	—	—	6,018	—
Adjusted beginning balance	$9,053	$8,730	$7,100	$11,898	$3,855
Provision/(reversal) for credit losses	623	323	1,630	(4,798)	2,025
Balance at the end of period	$9,676	$9,053	$8,730	$7,100	$5,880

Average loans outstanding during the year (1)	$19,434,614	$18,763,271	$17,631,943	$15,827,550	$15,500,910
Ratio of net charge-offs/(recoveries) to average loans outstanding during the year (1)	0.15%	0.09%	0.01%	0.11%	0.09%
Provision/(reversal) for credit losses to average loans outstanding during the year (1)	0.19%	0.14%	0.07%	(0.07)%	0.37%
Allowance for credit losses to non-performing portfolio loans at year-end (2)	98.98%	221.58%	192.97%	212.91%	237.27%
Allowance for credit losses to gross loans at year-end (1)	0.88%	0.84%	0.85%	0.88%	1.10%

(1) Excluding loans held for sale
(2) Excluding non-accrual loans held for sale

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	As of December 31,
	2024		2023		2022		2021		2020
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to Average		to Average		to Average		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans
	(In thousands)
Type of Loans:
Commercial loans	$57,796	16.2%	$53,791	17.1%	$49,435	18.2%	$43,394	18.4%	$68,742	18.8%

Residential mortgage loans and equity lines	16,181	31.0	18,140	31.0	18,232	30.2	25,379	28.7	17,737	29.4

Commercial real estate loans	79,597	51.0	74,428	49.1	68,366	48.2	61,081	48.7	49,205	47.8

Construction loans	8,185	1.8	8,180	2.8	10,417	3.4	6,302	4.2	30,854	4.0

Installment and other loans	6	—	23	—	35	—	1	—	—	—
Total	$161,765	100.0%	$154,562	100.0%	$146,485	100.0%	$136,157	100.0%	$166,538	100.0%

The allowance allocated to commercial loans was $57.8 million at December 31, 2024, compared to $53.8 million at December 31, 2023.  The increase was primarily due to an increase in non-accrual loans.

The allowance allocated to residential mortgage loans and equity lines was $16.2 million at December 31, 2024, compared to $18.1 million at December 31, 2023. The decrease was primarily due to a decrease in residential mortgage loans.

The allowance allocated to commercial real estate loans was $79.6 million at December 31, 2024, compared to $74.4 million at December 31, 2023. The increase is due primarily to an increase in commercial real estate loans.

The allowance allocated for construction loans remained the same of $8.2 million at December 31, 2024, and December 31, 2023.

Please also see Part I — Item 1A — “Risk Factors” for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and client credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of December 2024, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 14.4% compared to 13.6% for December 2023.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2024, the Bank had an approved credit line with the FHLB of San Francisco totaling $8.44 billion. Total advances from the FHLB of San Francisco were $60.0 million and standby letter of credits issued by FHLB on the Company’s behalf were $915.0 million as of December 31, 2024. These borrowings bear fixed rates and are secured by loans. See Note 9 to the Consolidated Financial Statements. At December 31, 2024, the Bank pledged $474.8 million of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $395.1 million from the Federal Reserve Bank Discount Window at December 31, 2024.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, securities available-for-sale ("AFS").  At December 31, 2024, investment securities totaled $1.55 billion, with $17.8 million pledged as collateral for borrowings and other commitments. The remaining balance was available as additional liquidity or to be pledged as collateral for additional borrowings. At December 31, 2024, $1.53 billion of unpledged treasury securities, US agency securities, U.S. agency mortgage-backed securities, or CMO based on current cost are available for pledging to the Federal Reserve Bank’s Bank Term Funding Program.

Approximately 99.8% of our time deposits mature within one year or less as of December 31, 2024.  Management anticipates that these deposits will reprice lower as a result of the decreases in the target Fed funds rate that started in late 2023. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits.  As of December 31, 2024, management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

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

Please also see Note 13 to the Consolidated Financial Statements regarding commitments and contingencies.

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

We have established a tolerance level in our policy for net interest income volatility when the hypothetical change is plus or down 100 or 200 basis points or more.  When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions and the estimated impact on profitability. At December 31, 2024, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 7.5%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 14.9%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 5.3%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 10.3%.

Our simulation model also projects the economic value of equity. We have established a tolerance level in our policy to a change of not less than 0% when the hypothetical rate change is plus or minus 200 basis points. At December 31, 2024, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the economic value of equity would decrease by 6.8%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the economic value of equity would increase by 4.7%.

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

Quantitative Information about Interest Rate Risk

The following table shows the carrying value of our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, as well as the instruments’ total fair values at December 31, 2024, and 2023. For assets, expected maturities are based on contractual maturity. For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits. We use certain assumptions to estimate fair values and expected maturities that are described in Note 16 to the Consolidated Financial Statements. Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts. Off-balance sheet financial instruments represent fair values. The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

								December 31,
	Average							2024		2023
	Interest	Expected Maturity Date at December 31,							Fair		Fair
	Rate	2025	2026	2027	2028	2029	Thereafter	Total	Value	Total	Value
	(In thousands)
Interest-Sensitive Assets:
Mortgage-backed securities and collateralized mortgage obligations	2.62%	$55	$65	$84	$327	$4,665	$703,376	$708,572	$708,572	$814,767	$814,767
Other investment securities	4.40%	$671,162	$90,567	$54,728	$10,684	$3,700	$7,715	$838,556	$838,556	$789,803	$789,803
Loans	6.26%	$3,871,106	$1,479,600	$1,003,194	$1,637,612	$1,352,864	$10,031,579	$19,375,955	$19,500,647	$19,548,140	$19,605,152
Interest Sensitive Liabilities:
Other interest-bearing deposits	2.42%	$1,919,119	$1,145,566	$1,001,801	$404,167	$803,594	$1,557,009	$6,831,256	$6,831,256	$6,459,642	$6,459,642
Time deposits	4.57%	$9,551,468	$11,107	$7,969	$23	$34	$—	$9,570,601	$9,554,729	$9,336,787	$9,358,410
Advances from the Federal Home Loan Bank	5.08%	$60,000	$—	$—	$—	$—	$—	$60,000	$59,606	$540,000	$536,996
Other borrowings	3.20%	$—	$—	$—	$—	$—	$17,740	$17,740	$15,281	$15,787	$13,978
Long-term debt	6.82%	$—	$—	$—	$—	$—	$119,136	$119,136	$73,752	$119,136	$72,304

Off-Balance Sheet
Financial Instruments:
Commitments to extend credit		$1,617,141	$773,533	$261,305	$340,561	$263,943	$213,813	$3,470,296	$(18,226)	$3,808,620	$(14,344)
Standby letters of credit		$291,087	$47,391	$40,935	$1,988	$1,273	$57,095	$439,769	$(2,900)	$368,618	$(2,821)
Other letters of credit		$12,347	$—	$—	$—	$—	$—	$12,347	$(14)	$11,308	$(10)

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

There have not been any changes in the Company’s disclosure controls and procedures that occurred during its fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, these controls and procedures.

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

As of December 31, 2024, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2024.

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” below.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cathay General Bancorp:

Opinion on Internal Control Over Financial Reporting

We have audited Cathay General Bancorp and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
February 28, 2025

Item 9B.         Other Information

None.

Item 9C.         Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

The information required by this item concerning our, directors, compliance with Section 16 of the Securities Exchange Act of 1934, the code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, and matters relating to corporate governance is incorporated herein by reference from the information set forth under the captions “Proposal One—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors and Corporate Governance” and “Code of Ethics” in our Definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders (our “Proxy Statement”).

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2024, with respect to compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)]
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	$—	1,240,607
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	$—	1,240,607

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

10.5**

Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated). Previously filed with the Securities and Exchange Commission on February 29, 2016 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31,2015 and incorporated herein by reference.

10.5.1**

Executive Officer Annual Cash Bonus Program under the Company’s 2005 Incentive Plan (As Amended and Restated). Previously filed with the Securities and Exchange Commission on March 2, 2020 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

10.5.2**+	2016 Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – EPS), used to award performance-based restricted stock units.

10.5.3**+	2016 Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – TSR), used to award performance-based restricted stock units.

10.5.4**+	2016 Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – ROA), used to award performance-based restricted stock units.

10.5.5**	2016 Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Clawback Rider), used to award performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on December 21, 2016, as an exhibit to the Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.

10.5.6**

2024 Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – EPS). Previously filed with the Securities and Exchange Commission on August 8, 2024, as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and incorporated herein by reference.

10.5.7**

2024 Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – TSR). Previously filed with the Securities and Exchange Commission on August 8, 2024, as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and incorporated herein by reference.

10.5.8**

2024 Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – ROA). Previously filed with the Securities and Exchange Commission on August 8, 2024, as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and incorporated herein by reference.

10.5.9**+	Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Time-Based Shares).

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

10.6.3**

Form of Change of Control Employment Agreement to be entered into with Executive Officers on or after July 16, 2020. Previously filed with the Securities and Exchange Commission on August 7, 2020 as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.6.4**

Change of Control Employment Agreement for Chang M. Liu dated as of July 16, 2020. Previously filed with the Securities and Exchange Commission on November 9, 2020 as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference.

10.7**

Employment Agreement for Chang M. Liu dated as of July 16, 2020.  Previously filed with the Securities and Exchange Commission on November 9, 2020 as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference.

19.1+	Cathay General Bancorp Insider Trading Policy.

21.1+	Subsidiaries of the Bancorp.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Cathay General Bancorp Incentive-Based Compensation Clawback Policy. Previously filed with the Securities and Exchange Commission on February 29, 2024 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

101.SCH+	Inline XBRL Taxonomy Extension Schema Document*

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104+	Cover Page Interactive Data File - the cover page SBRL tags are embedded within the Inline XBRL document*

**	Management contract or compensatory plan or arrangement.

+	Filed herewith.

++	Filed herewith pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cathay General Bancorp

By:	/s/ Chang M. Liu
Chang M. Liu President and Chief Executive Officer

Date: February 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chang M. Liu	President and Chief Executive Officer, and Director	February 28, 2025
Chang M. Liu	(principal executive officer)

/s/ Heng W. Chen	Executive Vice President,	February 28, 2025
Heng W. Chen	Chief Financial Officer/Treasurer (principal financial officer) (principal accounting officer)

/s/ Dunson K. Cheng	Executive Chairman of	February 28, 2025
Dunson K. Cheng	the Board

/s/ Peter Wu	Vice Chairman of the Board	February 28, 2025
Peter Wu

/s/ Anthony M. Tang	Vice Chairman of the Board	February 28, 2025
Anthony M. Tang

/s/ Kelly L. Chan	Director	February 28, 2025
Kelly L. Chan

/s/ Nelson Chung	Director	February 28, 2025
Nelson Chung

/s/ Felix S. Fernandez	Director	February 28, 2025
Felix S. Fernandez

/s/ Jane Jelenko	Director	February 28, 2025
Jane Jelenko

/s/ Maan-Huei Hung	Director	February 28, 2025
Maan-Huei Hung

/s/ Joseph C.H. Poon	Director	February 28, 2025
Joseph C.H. Poon

/s/ Richard Sun	Director	February 28, 2025
Richard Sun

/s/ Shally Wang	Director	February 28, 2025
Shally Wang

/s/ Ann Yee Kono	Director	February 28, 2025
Ann Yee Kono

/s/ Elizabeth Woo	Director	February 28, 2025
Elizabeth Woo

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2024 and 2023	F-4

Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2024, 2023, and 2022	F-5

Consolidated Statements of Changes in Stockholders' Equity for each of the years ended December 31, 2024, 2023, and 2022	F-6

Consolidated Statements of Cash Flows for each of the years ended December 31, 2024, 2023, and 2022	F-7

Notes to Consolidated Financial Statements	F-8

Parent-only condensed financial information of Cathay General Bancorp is included in Note 20 to the Consolidated Financial Statements in this Annual Report on Form 10-K	F-40

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cathay General Bancorp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cathay General Bancorp and subsidiaries (the Company) as of December 31, 2024, and 2023, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

As discussed in Note 4 to the consolidated financial statements, the Company’s total allowance for loan losses as of December 31, 2024 was $161.8 million, a substantial portion of which relates to the allowance for loan losses on loans evaluated on a collective basis over residential mortgages, commercial and industrial loans, construction loans, commercial real estate for multifamily loans, commercial real estate for owner-occupied loans, and other commercial real estate loans (hereafter “six portfolios”). As discussed in Note 1, the collective ALL includes the measure of expected credit losses on a collective basis by pooling those loans that share similar risk characteristics into these six portfolios. The collective ALL methodology uses historical credit loss experience as a basis for estimation of expected credit losses at the collective pool basis over the contractual term of the loans, adjusted for expected prepayments when appropriate. The Company calculates the collective ALL by estimating the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables to loan risk rating performance for each of the six portfolios. Loss given default rates are computed based on the net charge-offs recognized and then applied to the expected exposure at default of defaulted loans. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The collective ALL incorporates reasonable and supportable forecasts of various macroeconomic variables over a two-year reasonable and supportable forecast period, reverting linearly to long-term loss rates over the one-year reversion period. Management relies on multiple forecasts, which are weighted in determining a single loss estimate. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics as well as for changes in environmental conditions. The adjustments, or qualitative loss factors, consider idiosyncratic risk factors, conditions that may not be reflected in quantitatively derived results, or other relevant factors to seek to ensure the allowance for credit losses reflects the Company’s best estimate of current expected credit losses.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ALL, including controls related to the:

●	continued use and appropriateness of the collective ALL methodology

●	continued use and appropriateness of the econometric models

●	identification and determination of the significant assumptions used in the econometric models

●	continued use and appropriateness of changes in certain qualitative loss factors

●	determination of risk ratings

●	analysis of the collective ALL results, trends, and ratios.

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

Los Angeles, California
February 28, 2025

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
	(In thousands, except share data)
Assets
Cash and due from banks	$157,167	$173,988
Short-term investments and interest-bearing deposits	882,353	654,813
Securities available-for-sale (amortized cost of $1,668,661 in 2024 and $1,726,080 in 2023)	1,547,128	1,604,570
Loans held for sale	—	—
Loans	19,375,955	19,548,140
Less: Allowance for loan losses	(161,765)	(154,562)
Unamortized deferred loan fees, net	(10,541)	(10,720)
Loans, net	19,203,649	19,382,858
Equity securities	34,429	40,406
Federal Home Loan Bank stock	17,250	17,746
Other real estate owned, net	23,071	19,441
Affordable housing investments and alternative energy partnerships, net	289,611	315,683
Premises and equipment, net	88,676	91,097
Customers’ liability on acceptances	14,061	3,264
Accrued interest receivable	97,779	97,673
Goodwill	375,696	375,696
Other intangible assets, net	3,335	4,461
Right-of-use assets- operating leases	28,645	32,076
Other assets	291,831	267,762
Total assets	$23,054,681	$23,081,534

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing demand deposits	$3,284,342	$3,529,018
Interest-bearing deposits:
NOW deposits	2,205,695	2,370,685
Money market deposits	3,372,773	3,049,754
Savings deposits	1,252,788	1,039,203
Time deposits	9,570,601	9,336,787
Total deposits	19,686,199	19,325,447

Advances from the Federal Home Loan Bank	60,000	540,000
Other borrowings for affordable housing investments	17,740	15,787
Long-term debt	119,136	119,136
Acceptances outstanding	14,061	3,264
Lease liabilities - operating leases	30,851	34,797
Other liabilities	280,990	306,528
Total liabilities	20,208,977	20,344,959
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 91,615,458 issued and 70,863,324 outstanding at December 31, 2024, and 91,392,480 issued and 72,668,927 outstanding at December 31, 2023	916	914
Additional paid-in-capital	993,962	987,953
Accumulated other comprehensive loss, net	(85,607)	(85,416)
Retained earnings	2,688,353	2,500,341
Treasury stock, at cost (20,752,134 shares at December 31, 2024, and 18,723,553 shares at December 31, 2023)	(751,920)	(667,217)
Total equity	2,845,704	2,736,575
Total liabilities and equity	$23,054,681	$23,081,534

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except share and per share data)
Interest and Dividend Income
Loan receivable	$1,217,166	$1,130,242	$801,981
Investment securities	59,307	51,717	28,240
Federal Home Loan Bank stock	1,684	1,349	1,103
Deposits with banks	56,818	58,914	19,957
Total interest and dividend income	1,334,975	1,242,222	851,281

Interest Expense
Time deposits	458,490	331,997	56,354
Other deposits	177,775	135,965	48,942
Advances from the Federal Home Loan Bank	14,283	22,164	5,880
Long-term debt	8,129	6,480	5,546
Short-term borrowings	2,243	3,870	862
Total interest expense	660,920	500,476	117,584
Net interest income before provision for credit losses	674,055	741,746	733,697
Provision for credit losses	37,500	25,978	14,543
Net interest income after provision for credit losses	636,555	715,768	719,154

Non-Interest Income
Net (losses)/gains from equity securities	(7,516)	18,248	392
Net gains/(losses) from securities available for sale	1,107	(3,000)	—
Letters of credit commissions	7,749	6,716	6,351
Depository service fees	6,574	6,432	6,523
Wealth management fees	24,055	17,506	16,436
Other operating income	23,695	22,390	27,112
Total non-interest income	55,664	68,292	56,814

Non-Interest Expense
Salaries and employee benefits	167,376	154,149	142,546
Occupancy expense	23,281	22,270	22,808
Computer and equipment expense	20,135	17,478	13,603
Professional services expense	30,986	32,491	28,237
Data processing service expense	16,370	14,728	13,181
FDIC and State assessments	14,279	23,588	8,037
Marketing expense	6,520	5,887	6,863
Other real estate owned expense	2,699	761	127
Amortization of investments in low income housing and
Alternative energy partnerships	72,633	86,616	42,065
Amortization of core deposit premium	1,098	1,310	1,892
Acquisition, integration and reorganization costs	—	671	4,127
Other operating expense	19,300	20,529	19,946
Total non-interest expense	374,677	380,478	303,432

Income before income tax expense	317,542	403,582	472,536
Income tax expense	31,563	49,458	111,894
Net income	$285,979	$354,124	$360,642

Other Comprehensive Income/(Loss), Net of Tax:
Net holding gains/(losses) on securities available-for-sale	583	18,642	(105,043)
Net holding (losses)/gains on cash flow hedge derivatives	(774)	(1,763)	5,813
Total other comprehensive income/(loss), net of tax	(191)	16,879	(99,230)
Total comprehensive income	$285,788	$371,003	$261,412

Net Income Per Common Share
Basic	$3.97	$4.88	$4.85
Diluted	$3.95	$4.86	$4.83
Cash dividends paid per common share	$1.36	$1.36	$1.36
Average Common Shares Outstanding:
Basic	72,068,850	72,573,025	74,337,265
Diluted	72,327,017	72,862,628	74,664,735

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other			Total
(In thousands, except shares and per share data)	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
Balance at December 31, 2021	75,750,862	$909	$972,474	$(3,065)	$1,985,168	$(509,235)	$2,446,251
Dividend Reinvestment Plan	86,501	1	3,718	—	—	—	3,719
Restricted stock units vested	112,473	1	—	—	—	—	1
Shares withheld related to net share settlement of RSUs	—	—	(2,905)	—	—	—	(2,905)
Stock issued to directors	19,780	—	849	—	—	—	849
Purchases of treasury stock	(3,227,465)	—	—	—	—	(141,315)	(141,315)
Stock -based compensation	—	—	6,983	—	—	—	6,983
Cash dividends of $1.36 per share	—	—	—	—	(100,955)	—	(100,955)
Other comprehensive loss	—	—	—	(99,230)	—	—	(99,230)
Net income	—	—	—	—	360,642	—	360,642
Balance at December 31, 2022	72,742,151	$911	$981,119	$(102,295)	$2,244,855	$(650,550)	$2,474,040
Dividend Reinvestment Plan	93,182	1	3,490	—	—	—	3,491
Restricted stock units vested	183,324	2	—	—	—	—	2
Shares withheld related to net share settlement of RSUs	—	—	(4,490)	—	—	—	(4,490)
Stock issued to directors	25,360	—	850	—	—	—	850
Purchases of treasury stock	(375,090)	—	—	—	—	(16,667)	(16,667)
Stock -based compensation	—	—	6,984	—	—	—	6,984
Cash dividends of $1.36 per share	—	—	—	—	(98,638)	—	(98,638)
Other comprehensive income	—	—	—	16,879	—	—	16,879
Net income	—	—	—	—	354,124	—	354,124
Balance at December 31, 2023	72,668,927	$914	$987,953	$(85,416)	$2,500,341	$(667,217)	$2,736,575
Dividend Reinvestment Plan	70,503	1	2,932				2,933
Restricted stock units vested	128,355	1					1
Shares withheld related to net share settlement of RSUs			(3,726)				(3,726)
Stock issued to directors	24,120		850				850
Purchases of treasury stock	(2,028,581)					(84,703)	(84,703)
Stock -based compensation			5,953				5,953
Cash dividends of $1.36 per share					(97,967)		(97,967)
Other comprehensive loss				(191)			(191)
Net income					285,979		285,979
Balance at December 31, 2024	70,863,324	$916	$993,962	$(85,607)	$2,688,353	$(751,920)	$2,845,704

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash Flows from Operating Activities
Net income	$285,979	$354,124	$360,642
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	37,500	25,978	14,543
Provision for losses on other real estate owned	1,164	—	—
Deferred tax benefit	(20,756)	(4,782)	(2,088)
Depreciation and amortization	7,183	8,371	9,958
Amortization of right-of-use asset	9,646	9,733	9,845
Change in operating lease liabilities	(3,946)	2,279	(4,629)
Net gains on sale and transfers of other real estate owned	—	—	(6)
Net losses/(gains) on sale of loans	737	—	(1)
Loss on sales or disposal of fixed assets	—	6	67
Amortization of alternative energy partnerships, venture capital and other investments	72,633	86,616	42,065
Net gain on sales and calls of securities	(1,107)	—	(101)
Amortization/accretion of security premiums/discount, net	(25,369)	(11,373)	2,465
Unrealized loss/(gain) on equity securities	7,516	(18,248)	(291)
Write-off of AFS debt securities	—	3,000	—
Stock-based compensation and stock issued to officers as compensation	6,804	7,836	7,832
Net change in accrued interest receivable and other assets	(10,050)	(54,369)	(80,411)
Net change in other liabilities	(38,779)	(24,429)	107,467
Net cash provided by operating activities	329,155	384,742	467,357

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(1,358,614)	(618,334)	(711,707)
Proceeds from repayment, maturity, and call of investment securities available-for-sale	1,407,915	522,815	213,936
Proceeds from sale of investment securities available-for-sale	33,690	—	—
Proceeds from sale of equity securities	—	—	553
Benefits received from bank owned life insurance policies	—	—	4,013
Purchase of Federal Home Loan Bank stock	(12,535)	(29,381)	(9,776)
Redemption of Federal Home Loan Bank stock	13,031	28,885	9,776
Proceeds from sale of loans originally classified as held-for-investment	172,960	—	33
Net increase in loans	(36,018)	(1,327,048)	(1,272,268)
Purchase of premises and equipment	(3,636)	(3,401)	(3,390)
Proceeds from sales of other real estate owned	—	—	307
Net increase in investment in affordable housing and alternative energy partnerships	(32,763)	(50,616)	(6,995)
Acquisitions, net of cash acquired	—	—	(73,882)
Net cash provided/(used) for investing activities	184,030	(1,477,080)	(1,849,400)

Cash Flows from Financing Activities
Increase/(decrease) in deposits	360,997	820,041	(128,803)
Advances from Federal Home Loan Bank	6,968,000	14,035,000	5,480,000
Repayment of Federal Home Loan Bank borrowings	(7,448,000)	(13,980,000)	(5,015,000)
Cash dividends paid	(97,967)	(98,638)	(100,955)
Purchase of treasury stock	(84,703)	(16,667)	(141,316)
Proceeds from shares issued under Dividend Reinvestment Plan	2,933	3,491	3,720
Taxes paid related to net share settlement of RSUs	(3,726)	(4,490)	(2,905)
Net cash (used)/provided by financing activities	(302,466)	758,737	94,741
Increase/(decrease) in cash, cash equivalents, and restricted cash	210,719	(333,601)	(1,287,302)
Cash, cash equivalents, and restricted cash, beginning of the year	828,801	1,162,402	2,449,704
Cash, cash equivalents, and restricted cash, end of the period	$1,039,520	$828,801	$1,162,402

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$662,066	$484,861	$105,521
Income taxes	$56,172	$70,332	$96,881
Non-cash investing and financing activities:
Net change in unrealized holding gain/(loss) on securities available-for-sale, net of tax	$583	$18,642	$(105,043)
Net change in unrealized holding (loss)/gain on cash flow hedge derivatives	$(774)	$(1,763)	$5,813
Transfers to other real estate owned from loans held-for-investment	$4,794	$15,374	$—
Loans transferred from held-for-investment to held-for-sale	$173,697	$—	$32

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

Concentrations. The Bank was incorporated in California and started its business from California. Therefore, loans originated, and deposits solicited were mainly from California. As of December 31, 2024, gross loans were primarily comprised of 51.8% of commercial real estate loans, 29.4% of residential mortgage loans, and 16.0% of commercial loans. As of December 31, 2024, approximately 49.2% of the Bank’s residential mortgages were for properties located in California.

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

Investment in Federal Home Loan Bank (“FHLB”) Stock.   As a member of the FHLB system the Bank is required to maintain an investment in the capital stock of the FHLB.  The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB. FHLB stock is carried at cost and is pledged as collateral to the FHLB.  FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value.  The carrying amount of the FHLB stock were $17.3 million and $17.7 million at December 31, 2024, and 2023, respectively. As of December 31, 2024, the Company owned 172,500 shares of FHLB stock, which exceeded the minimum stock requirement of 150,000 shares.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Allowance for Credit Losses (“ACL”) on Loans Held for Investment. The Company uses the current expected credit loss (“CECL”) approach for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, adjusted for current conditions and reasonable and supportable forecasts, which may include forecasts of items such as GDP, unemployment rates, CRE and home price indexes, and reasonable and supportable economic forecasts of future events and circumstances.

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

Under the Company’s CECL methodology, nine portfolio segments with similar risk characteristics are evaluated for expected loss. Six portfolios are modeled using econometric models and three smaller portfolios are evaluated using a simplified loss-rate method that calculates lifetime expected credit losses for the respective pools (simplified approach). The six portfolios subject to econometric modeling include residential mortgages; commercial and industrial loans (“C&I”); construction loans; commercial real estate (“CRE”) for multifamily loans; CRE for owner-occupied loans; and other CRE loans. We estimate the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables, (GDP, unemployment, CRE prices and residential mortgage prices) to loan risk rating performance for each of the six loan portfolios from the fourth quarter of 2007 to the fourth quarter of 2022. Loss given default rates are computed based on the net charge-offs recognized divided by the exposure at default of defaulted loans starting with the fourth quarter of 2007 through the fourth quarter of 2022. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The amounts so calculated comprise the quantitative portion of the allowance for credit losses.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company’s CECL methodology utilizes an eight-quarter reasonable and supportable (“R&S”) forecast period, and a four-quarter reversion period. Management relies on multiple forecasts, which are weighted in determining a single loss estimate. Generally speaking, the blended scenario approach would include the Baseline, the Alternative Scenario 1 – Upside – 10th Percentile and the Alternative Scenario 3 – Downside – 90th Percentile forecasts. After the R&S period, the Company reverts linearly for the four-quarter reversion period to the long-term loss rates for each of the six portfolios of loans.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Investments in Affordable Housing Partnerships and Other Tax Credit Investments.  The Company is a limited partner in limited partnerships that invest in low-income housing projects that are intended to qualify for Federal and/or State income tax credits and limited partnerships that invests in alternative energy systems that are intended to qualify for alternative energy tax credits.  As further discussed in Note 5 to the Consolidated Financial Statements, the partnership interests are accounted for utilizing the equity method of accounting. As of December 31, 2024, eleven of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary.  The Company therefore consolidated the financial statements of these eleven limited partnerships into the Consolidated Financial Statements.  The tax credits from these partnerships are recognized in the consolidated financial statements to the extent they are utilized on the Company’s income tax returns.  The investments are reviewed for impairment on an annual basis or on an interim basis if an event occurred that would trigger potential impairment.

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

Goodwill and Other Intangible Assets.  Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in an acquisition. Goodwill and other intangible assets are assessed for impairment annually as of December 31 or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company performed its annual impairment test and determined no impairment existed as of December 31, 2024, and 2023.

Other intangible assets. Other intangible assets are mainly comprised of core deposit intangible ("CDI"), which represents the purchase price over the fair value of the deposits acquired from other financial institutions. CDI is amortized over its estimated useful life to its residual value in proportion to the economic benefits consumed.  If a pattern of consumption cannot be reliably determined, straight-line amortization is used.  The Company assesses the recoverability of this intangible asset by determining whether the amortization of the premium balance over its remaining life can be recovered through the remaining deposit portfolio and amortizes core deposit premium over its estimated useful life.

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

Stock-Based Compensation.  The Company grants time-based RSUs, which include service conditions for vesting. Compensation cost for these time-based awards is based on the quoted market price of the Company’s common stock at the grant date. Compensation costs for time-based RSUs that will be settled in cash instead of shares are adjusted to fair value based on changes in the Company’s stock price up to the settlement date. In addition, the Company grants performance-based RSUs, which contain additional performance goals and market conditions that are required to be met in order for the awards to vest. Compensation expense for these performance-based RSUs is based on the grant-date fair value considers both performance and market conditions. Subsequently, the Company evaluates the probable outcome of the performance conditions quarterly and makes cumulative adjustments for current and prior periods in compensation expense in the period of change. Market conditions subsequent to the grant date have no impact on the amount of compensation expense the Company will recognize over the life of the award. Compensation cost is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. Excess tax benefits and deficiencies on share-based payment awards are recognized within Income tax expense on the Consolidated Statement of Income. As stock-based compensation expense is estimated based on awards ultimately expected to vest, it is reduced by the expense related to awards expected to be forfeited. Forfeitures are estimated at the time of grant and are updated quarterly. If the estimated forfeitures are revised, a cumulative effect of changes in estimated forfeitures for the current and prior periods is recognized in compensation expense in the period of change. Refer to Note 19 — Equity Incentive Plans on the Consolidated Financial Statements in this Form 10-K for additional information.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Segment Reporting.  The Company operates as a single operating segment.  Our Chief Executive Officer is our chief operating decision maker (“CODM”).  The CODM uses net income to evaluate financial performance and allocate resources based on net income that also is reported on the income statement as consolidated net income and compares to budgeted amounts. The accounting policies of the operating segment are the same as those of our consolidated entity and described in the summary of significant accounting policies.  The measure of segment assets is reported on the balance sheet as total assets.

The Company’s operations primarily consist of commercial banking services, servicing primarily the individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.  Its operations include the acceptance of checking, savings, and time deposits, and the making of commercial, real estate, and consumer loans.  The Bank also offers trade financing, letters of credit, wire transfer, foreign currency spot and forward contracts, internet banking, investment services, and other customary banking services to its customers within the United States.  As such the Company does not report any disaggregated financial information.

The Company generates substantially all its revenues from banking services and does not have material operations outside the United States.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Recent Accounting Pronouncements Adopted in 2024

In November 2023, ASU No. 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures”, was issued. This ASU expands the disclosure requirements for reportable segments of public entities by adding the following disclosure requirements. The amendments require, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, on an annual and interim basis, disclose amount and description of composition of other segment items. This amount reconciles segment revenues, less the significant segment expenses, to the reported measure of segment profit or loss; expands the current interim disclosure requirements to require all existing annual disclosures about a reportable segment’s profit or loss and assets also be made on an interim basis; clarifies that if a CODM uses more than one measure of segment profit or loss, then the entity may disclose one or more measures, but at least one measure should be that which is most consistent with GAAP measurement principles; and requires annual disclosure of the title and position of the CODM as well as explanation of how the CODM uses the reported measures in assessing segment performance and allocating resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023. The Company has determined that the adoption of ASU 2023-07 did not have a significant impact on the Company’s Consolidated Financial Statements.

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

Other Accounting Standards Pending Adoption

In  November 2024, ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, was issued. This ASU requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for us, on a prospective basis, for annual periods beginning in 2027, and interim periods within fiscal years beginning in 2028, though early adoption and retrospective application is permitted. ASU 2024-03 is not expected to have a significant impact on our financial statements.

On March 6, 2024, the U.S. Securities and Exchange Commission ("SEC") adopted final rules under SEC Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors”. This rule will require that climate-related information be included in a Company’s annual reports and registration statements. The disclosure requirements will apply to the Company's fiscal year beginning January 1, 2025; however, the SEC has determined to stay the application of this rule pending the completion of judicial review in legal challenges related to the rule. The Company is currently evaluating the final rule to determine its impact on the Company's disclosures.

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

2.         Cash, Cash Equivalents and Restricted Cash

The Company manages its cash and cash equivalents based upon the Company’s operating, investment, and financing activities. Cash and cash equivalents, for the purpose of reporting cash flows, consist of cash and due from banks, short-term investments, and interest-bearing deposits. Cash and due from banks include cash on hand, cash items in transit, cash due from the Federal Reserve Bank of San Francisco (“FRBSF”) and other financial institutions. Short-term investments and interest-bearing deposits include cash placed with other banks with original maturity of three months or less.

The Company had average excess balance with FRBSF of $1.05 billion and $1.09 billion for the years ended  December 31, 2024, and 2023, respectively. As of  December 31, 2024, and 2023, the Company had $43.4 million and $53.8 million, respectively, as cash margin that serves as collateral on deposit in a cash margin account for interest rate swaps.  Of the balances held in the cash margin account $8.6 million are restricted as of  December 31, 2024, and 2023.  As of  December 31, 2024, and December 31, 2023, the Company held $0.3 million and $6.4 million, respectively, in a restricted escrow account with a major bank for its alternative energy investments.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.         Investment Securities

Investment Securities. The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of debt securities available-for-sale ("AFS") as of  December 31, 2024, and December 31, 2023:

	As of December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities AFS
U.S. treasury securities	$621,212	$250	$—	$621,462
U.S. government agency entities	9,226	50	127	9,149
Mortgage-backed securities	797,145	67	113,196	684,016
Collateralized mortgage obligations	27,747	—	3,191	24,556
Corporate debt securities	213,331	145	5,531	207,945
Total	$1,668,661	$512	$122,045	$1,547,128

	As of December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities AFS
U.S. treasury securities	$495,167	$153	$20	$495,300
U.S. government agency entities	48,282	117	230	48,169
Mortgage-backed securities	892,942	223	106,442	786,723
Collateralized mortgage obligations	31,238	—	3,194	28,044
Corporate debt securities	258,451	22	12,139	246,334
Total	$1,726,080	$515	$122,025	$1,604,570

The amortized cost and fair value of AFS securities as of December 31, 2024, by contractual maturities, are set forth in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities AFS
	As of December 31, 2024
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$671,499	$671,217
Due after one year through five years	169,826	164,819
Due after five years through ten years	109,494	102,445
Due after ten years	717,842	608,647
Total	$1,668,661	$1,547,128

Proceeds from the sale of investment securities were $33.7 million during the year ended December 31, 2024. There were no sales of investment securities during the years ended December 31, 2023, and 2022.  Gross realized gain on sale of investment securities was of $1.1 million for the year ended December 31, 2024.

Allowance for Credit Losses

The AFS securities that were in an unrealized loss position as of December 31, 2024, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements.

The Company concluded the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell securities AFS that have declined below their cost before their anticipated recovery. Accordingly, no allowance for credit losses was recorded as of December 31, 2024, and 2023, against these securities, and there was no provision for credit losses recognized for the years ended December 31, 2024, 2023 and 2022.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The tables below show the related fair value and the gross unrealized losses of the Company’s investment portfolio, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2024, and December 31, 2023:

	As of December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities AFS
U.S. government agency entities	$4,199	$8	$2,108	$119	$6,307	$127
Mortgage-backed securities	29,955	959	653,236	112,237	683,191	113,196
Collateralized mortgage obligations	—	—	24,556	3,191	24,556	3,191
Corporate debt securities	24,900	100	127,744	5,431	152,644	5,531
Total	$59,054	$1,067	$807,644	$120,978	$866,698	$122,045

	As of December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities AFS
U.S. treasury securities	$49,831	$20	$—	$—	$49,831	$20
U.S. government agency entities	18,301	108	1,313	122	19,614	230
Mortgage-backed securities	—	—	768,274	106,442	768,274	106,442
Collateralized mortgage obligations	—	—	28,044	3,194	28,044	3,194
Corporate debt securities	64,448	552	166,864	11,587	231,312	12,139
Total	$132,580	$680	$964,495	$121,345	$1,097,075	$122,025

As of  December 31, 2024, the Company had a total of 182 AFS securities in a gross unrealized loss position with no credit impairment, consisting primarily of 154 mortgage-backed securities, 16 corporate debt securities, nine U.S. government agencies securities and three collateralized mortgage obligations.  In comparison, as of December 31, 2023, the Company had a total of 192 AFS securities in a gross unrealized loss position with no credit impairment, consisting primarily of 154 mortgage-backed securities, 24 corporate debt securities, eight U.S. government agencies securities, five collateralized mortgage obligations and one U.S. treasury security.

AFS securities having a carrying value of $17.8 million and $134.2 million as of December 31, 2024, and December 31, 2023, respectively, were pledged to secure public deposits, and other borrowings.

Equity securities were $34.4 million and $40.4 million as of December 31, 2024, and 2023, respectively. The Company recognized a net unrealized loss on equity securities of $7.5 million for the year ended December 31, 2024. The company recognized net unrealized gains on equity securities of $18.2 million and $0.3 million for the years ended  December 31, 2023 and 2022, respectively.  The Company received proceeds of $553 thousand and realized a loss of $101 thousand on the sale of equity securities for the year ended December 31, 2022.

4.         Loans

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents the composition of the Company’s loans as of December 31, 2024, and 2023, were as follows:

	As of December 31,
	2024	2023
	(In thousands)
Loans:
Commercial loans	$3,098,004	$3,305,048
Construction loans	319,649	422,647
Commercial real estate loans	10,033,830	9,729,581
Residential mortgage loans	5,689,097	5,838,747
Equity lines	229,995	245,919
Installment and other loans	5,380	6,198
Gross loans	19,375,955	19,548,140
Less:
Allowance for loan losses	(161,765)	(154,562)
Unamortized deferred loan fees	(10,541)	(10,720)
Total loans held for investment, net	$19,203,649	$19,382,858

Loans held for sale	$-	$-

The Company pledged real estate loans of $14.55 billion as of December 31, 2024, and $14.15 billion as of December 31, 2023, to the Federal Home Loan Bank of San Francisco under its blanket lien pledging program. The Company pledged commercial loans of $474.8 million as of December 31, 2024, and $388 thousand as of December 31, 2023, to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program.

Loans serviced for others as of December 31, 2024, totaled $172.2 million and were comprised of $63.3 million of residential mortgages, $44.5 million of commercial real estate loans, $22.6 million of construction loans, and $41.8 million of commercial loans.  As of December 31, 2023, loans serviced for others, totaled $203.0 million and were comprised of $70.7 million of residential mortgages, $76.1 million of commercial real estate loans, $11.8 million of construction loans and $44.4 million of commercial loans.

The Company has entered into transactions with its directors, executive officers, or principal holders of its equity securities, or the associates of such persons (“related parties”). All loans to related parties were current as of  December 31, 2024, and 2023. An analysis of the activity with respect to loans to related parties for the years indicated is as follows:

	December 31,
	2024	2023
	(In thousands)
Balance at beginning of year	$45,707	$33,217
Additional loans made	100,256	20,160
Payment received	(60,715)	(7,670)
Balance at end of year	$85,248	$45,707

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Non-accrual Loans

As of December 31, 2024, recorded investment in non-accrual loans totaled $169.2 million compared to $66.7 million as of December 31, 2023. The average balance of non-accrual loans was $130.1 million and $71.8 million as of December 31, 2024, and 2023, respectively. Interest recognized on non-accrual loans totaled $197 thousand, $321 thousand and $435 thousand for the years ended December 31, 2024, 2023 and 2022. For non-accrual loans, the amounts previously charged-off represent 11.7% of the contractual balances for non-accrual loans as of December 31, 2024, and 15.8% as of December 31, 2023.

    As of December 31, 2024, $115.2 million of the $169.2 million of non-accrual loans were secured by real estate compared to $52.3 million of the $66.7 million of non-accrual loans that were secured by real estate as of December 31, 2023.  As of December 31, 2024 and 2023, collateral-dependent non-accrual loans were secured by real estate and personal property.  The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly.

The following tables present the average balance and interest income recognized on non-accrual loans for the periods indicated:

	For the year ended December 31, 2024
	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Commercial loans	$27,236	$1
Construction loans	17,183	—
Commercial real estate loans	66,634	196
Residential mortgage and equity lines	19,073	—
Installment and other loans	—	—
Total	$130,126	$197

	For the year ended December 31, 2023
	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Commercial loans	$18,008	$3
Construction loans	6,336	—
Commercial real estate loans	35,742	318
Residential mortgage and equity lines	11,743	—
Installment and other loans	1	—
Total	$71,830	$321

The following table presents non-accrual loans and the related allowance as of December 31, 2024, and 2023:

	As of December 31, 2024
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance:
Commercial loans	$56,022	$53,499	$—
Commercial real estate loans	100,316	82,936	—
Residential mortgage and equity lines	19,340	18,831	—
Subtotal	$175,678	$155,266	$—
With allocated allowance:
Commercial loans	$18,769	$6,267	$1,208
Commercial real estate loans	194	193	1
Residential mortgage and equity lines	7,786	7,435	29
Subtotal	$26,749	$13,895	$1,238
Total non-accrual loans	$202,427	$169,161	$1,238

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	As of December 31, 2023
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance:
Commercial loans	$26,310	$14,404	$—
Construction loans	7,736	7,736	—
Commercial real estate loans	41,725	32,030	—
Residential mortgage and equity lines	12,957	12,511	—
Subtotal	$88,728	$66,681	$—
With allocated allowance:
Commercial loans	$—	$—	$—
Commercial real estate loans	—	—	—
Residential mortgage and equity lines	—	—	—
Subtotal	$—	$—	$—
Total non-accrual loans	$88,728	$66,681	$—

The following table is a summary of non-accrual loans as of December 31, 2024, 2023, and 2022 and the related net interest foregone for the years then ended:

	As of December 31,
	2024	2023	2022
	(In thousands)
Non-accrual portfolio loans	$169,161	$66,681	$68,854
Contractual interest due	$15,275	$6,270	$4,620
Interest recognized	197	321	435
Net interest foregone	$15,078	$5,949	$4,185

The following tables present the aging of the loan portfolio by type as of December 31, 2024, and December 31, 2023:

	As of December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$25,164	$275	$2,590	$59,767	$87,796	$3,010,208	$3,098,004
Construction loans	5,334	—	—	—	5,334	314,315	319,649
Commercial real estate loans	16,525	13,934	1,460	83,128	115,047	9,918,783	10,033,830
Residential mortgage loans and equity lines	39,018	6,651	—	26,266	71,935	5,847,157	5,919,092
Installment and other loans	—	—	—	—	—	5,380	5,380
Total loans	$86,041	$20,860	$4,050	$169,161	$280,112	$19,095,843	$19,375,955

	As of December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$11,771	$7,770	$508	$14,404	$34,453	$3,270,595	$3,305,048
Construction loans	25,389	22,998	—	7,736	56,123	366,524	422,647
Commercial real estate loans	27,900	1,503	6,649	32,030	68,082	9,661,499	9,729,581
Residential mortgage loans and equity lines	59,606	6,670	—	12,511	78,787	6,005,879	6,084,666
Installment and other loans	32	—	—	—	32	6,166	6,198
Total loans	$124,698	$38,941	$7,157	$66,681	$237,477	$19,310,663	$19,548,140

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

The amendments in this guidance require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loans.

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

 The Company establishes a specific reserve for individually evaluated loans that do not share similar risk characteristics with the loans included in the collective reserve. These individually evaluated loans are removed from the pooling approach for the quantitative baseline, and include non-accrual loans, loan modifications made to borrowers experiencing financial difficulty, and other loans as deemed appropriate by management.  The Company applies the loan refinancing and restructuring guidance provided in ASU 2022-02 to determine whether a modification made to a borrower results in a new loan or a continuation of an existing loan.

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
	(In thousands)

Commercial loans	4	$6,115	$6,115	$427	$—
Commercial real estate loans	3	3,676	3,669	—	—
Residential mortgage and equity lines	8	2,189	2,162	—	—
Total	15	$11,980	$11,946	$427	$—

Modifications of the loan terms in the twelve months ended  December 31, 2024, and December 31, 2023, were in the form of payment deferrals, term extensions, and interest rate reductions, or a combination thereof.

The following table presents the amortized cost of loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted and the financial effects of the modifications for the twelve months ended December 31, 2024, and 2023, by loan class and modification type:

	Twelve Months Ended December 31, 2024						Financial Effects of Loan Modifications
	Term Extension	Rate Reduction	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Change in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	(In thousands)
Loan Type
Commercial loans	$4,720	$—	$130	$4,092	$8,942	0.29%	0.20	2.3	0.1
Residential mortgage loans	—	—	221	—	221	0.00%	0.00	0.0	2.0
Total	$4,720	$—	$351	$4,092	$9,163

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Twelve Months Ended December 31, 2023						Financial Effects of Loan Modifications
	Term Extension	Rate Reduction	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Change in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	(In thousands)
Loan Type
Commercial loans	$—	$—	$—	$2,650	$2,650	0.08%	(1.10)	2.2	0.9
Residential mortgage loans	—	—	222	—	222	0.00%	(0.10)	0.0	2.0
Total	$—	$—	$222	$2,650	$2,872

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms. The Company tracks the performance of modified loans.  There were no loans that received a modification for the twelve months ended December 31, 2024, and 2023, that subsequently defaulted.

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification.  There were no loans that received modifications which subsequently defaulted for the twelve months ended  December 31, 2024, and 2023.

  The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the performance of loans that were modified during the twelve months ended December 31, 2024, and 2023.

	Twelve Months Ended December 31, 2024
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	(In thousands)
Loan Type
Commercial loans	$8,942	$—	$—	$8,942
Residential mortgage loans	221	—	—	221
Total	$9,163	$—	$—	$9,163

	Twelve Months Ended December 31, 2023
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	(In thousands)
Loan Type
Commercial loans	$2,650	$—	$—	$2,650
Residential mortgage loans	222	—	—	222
Total	$2,872	$—	$—	$2,872

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of December 31, 2024, there were no commitments to lend additional funds to borrowers experiencing financial difficulty and whose loans were modified.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the Company’s loan held for investment as of December 31, 2024, and 2023, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification.  Revolving loans that are converted to term loans presented in the table below are excluded from the term loans by vintage year column.

	Loans Amortized Cost Basis by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$400,836	$237,303	$203,190	$201,837	$27,359	$90,724	$1,675,260	$7,804	$2,844,313
Special Mention	—	17,424	740	—	9,117	5,139	92,632	—	125,052
Substandard	50	5,070	12,104	6,773	22,357	6,256	67,553	222	120,385
Doubtful	1,857	—	—	3,118	—	—	—	—	4,975
Total	$402,743	$259,797	$216,034	$211,728	$58,833	$102,119	$1,835,445	$8,026	$3,094,725

YTD gross write-offs	$188	$1,586	$3,151	$8,950	$257	$64	$12,730	$—	$26,926

Construction loans
Pass/Watch	$22,562	$55,835	$126,200	$57,546	$3,021	$—	$—	$—	$265,164
Special Mention	—	—	—	35,569	13,837	—	—	—	49,406
Substandard	—	4,230	—	—	—	—	—	—	4,230
Total	$22,562	$60,065	$126,200	$93,115	$16,858	$—	$—	$—	$318,800

YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate loans
Pass/Watch	$1,463,225	$1,987,280	$1,724,563	$1,428,124	$800,645	$2,108,143	$180,394	$—	$9,692,374
Special Mention	8,805	8,292	28,465	16,462	24,844	19,888	9,939	—	116,695
Substandard	—	11,364	54,269	57,929	6,946	78,737	8,152	—	217,397
Total	$1,472,030	$2,006,936	$1,807,297	$1,502,515	$832,435	$2,206,768	$198,485	$—	$10,026,466

YTD gross write-offs	$—	$—	$—	$—	$296	$4,173	$—	$—	$4,469

Residential mortgage loans
Pass/Watch	$642,568	$1,020,419	$1,014,842	$781,218	$452,623	$1,745,923	$—	$—	$5,657,593
Special Mention	—	—	—	—	33	1,585	—	—	1,618
Substandard	397	2,513	4,362	5,183	4,191	13,436	—	—	30,082
Total	$642,965	$1,022,932	$1,019,204	$786,401	$456,847	$1,760,944	$—	$—	$5,689,293

YTD gross write-offs	$—	$—	$—	$59	$—	$—	$—	$—	$59

Equity lines
Pass/Watch	$—	$—	$72	$—	$—	$—	$211,374	$16,277	$227,723
Special Mention	—	—	—	—	—	—	—	11	11
Substandard	—	—	—	—	—	—	2,927	161	3,088
Total	$—	$—	$72	$—	$—	$—	$214,301	$16,449	$230,822

YTD gross write-offs	$—	$—	$—	$—	$—	$—	$3	$—	$3

Installment and other loans
Pass/Watch	$5,264	$—	$44	$—	$—	$—	$—	$—	$5,308
Total	$5,264	$—	$44	$—	$—	$—	$—	$—	$5,308

YTD gross write-offs	$—	$—	$15	$—	$—	$—	$—	$—	$15
Total loans	$2,545,564	$3,349,730	$3,168,851	$2,593,759	$1,364,973	$4,069,831	$2,248,231	$24,475	$19,365,414
Total YTD gross write-offs	$188	$1,586	$3,166	$9,009	$553	$4,237	$12,733	$—	$31,472

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Loans Amortized Cost Basis by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$381,705	$323,939	$326,650	$96,725	$75,281	$136,162	$1,775,162	$8,308	$3,123,932
Special Mention	4,488	4,875	8,559	23,380	—	—	75,419	—	116,721
Substandard	1,752	653	9,895	2,462	763	5,775	40,131	116	61,547
Doubtful	—	—	—	—	—	—	—	—	—
Total	$387,945	$329,467	$345,104	$122,567	$76,044	$141,937	$1,890,712	$8,424	$3,302,200

YTD gross write-offs	$—	$977	$1,312	$384	$3,672	$6,044	$1,520	$—	$13,909

Construction loans
Pass/Watch	$29,550	$131,984	$153,977	$19,461	$13,298	$3,131	$—	$—	$351,401
Special Mention	1,911	—	11,707	25,389	—	22,998	—	—	62,005
Substandard	—	—	—	—	7,736	—	—	—	7,736
Total	$31,461	$131,984	$165,684	$44,850	$21,034	$26,129	$—	$—	$421,142

YTD gross write-offs	$—	$—	$—	$—	$—	$4,221	$—	$—	$4,221

Commercial real estate loans
Pass/Watch	$2,121,489	$1,959,239	$1,585,010	$887,508	$1,019,952	$1,726,015	$184,601	$—	$9,483,814
Special Mention	37,604	18,910	38,405	3,499	10,303	17,210	1,384	—	127,315
Substandard	—	11,870	12,170	2,965	17,293	66,205	—	—	110,503
Total	$2,159,093	$1,990,019	$1,635,585	$893,972	$1,047,548	$1,809,430	$185,985	$—	$9,721,632

YTD gross write-offs	$—	$—	$208	$—	$969	$4,164	$—	$—	$5,341

Residential mortgage loans
Pass/Watch	$1,140,998	$1,128,526	$902,613	$524,315	$541,005	$1,583,118	$—	$—	$5,820,575
Special Mention	—	—	—	33	—	1,619	—	—	1,652
Substandard	7	652	3,325	2,577	1,334	9,311	—	—	17,206
Total	$1,141,005	$1,129,178	$905,938	$526,925	$542,339	$1,594,048	$—	$—	$5,839,433

YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Equity lines
Pass/Watch	$—	$98	$—	$—	$—	$—	$227,502	$16,628	$244,228
Special Mention	—	3	—	—	—	—	—	—	3
Substandard	—	—	—	—	—	—	2,511	173	2,684
Total	$—	$101	$—	$—	$—	$—	$230,013	$16,801	$246,915

YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment and other loans
Pass/Watch	$5,114	$981	$3	$—	$—	$—	$—	$—	$6,098
Total	$5,114	$981	$3	$—	$—	$—	$—	$—	$6,098

YTD gross write-offs	$—	$15	$—	$—	$—	$—	$—	$—	$15
Total loans	$3,724,618	$3,581,730	$3,052,314	$1,588,314	$1,686,965	$3,571,544	$2,306,710	$25,225	$19,537,420
Total YTD gross write-offs	$—	$992	$1,520	$384	$4,641	$14,429	$1,520	$—	$23,486

Revolving loans that are converted to term loans presented in the table above are excluded from the term loans by vintage year columns.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2024, and 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

			Commercial	Residential	Installment
	Commercial	Construction	Real Estate	Mortgage	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	(In thousands)
Allowance for loan losses
2022 Ending Balance	$49,435	$10,417	$68,366	$18,232	$35	$146,485
Provision/(reversal) for expected credit losses	15,275	1,984	8,570	(177)	3	25,655
Charge-offs	(13,909)	(4,221)	(5,341)	—	(15)	(23,486)
Recoveries	2,990	—	2,833	85	—	5,908
Net (Charge-offs)/Recoveries	$(10,919)	$(4,221)	$(2,508)	$85	$(15)	$(17,578)

2023 Ending Balance	$53,791	$8,180	$74,428	$18,140	$23	$154,562
Provision/(reversal) for expected credit losses	29,829	5	9,330	(2,283)	(4)	36,877
Charge-offs	(26,926)	—	(4,469)	(62)	(15)	(31,472)
Recoveries	1,102	—	308	386	2	1,798
Net (Charge-offs)/Recoveries	$(25,824)	$—	$(4,161)	$324	$(13)	$(29,674)

2024 Ending Balance	$57,796	$8,185	$79,597	$16,181	$6	$161,765

Allowance for unfunded credit commitments, 2022 Ending Balance	$4,840	$3,890	$—	$—	$—	$8,730
Provision/(reversal) for expected credit losses	2,048	(1,725)	—	—	—	323
Allowance for unfunded credit commitments 2023 Ending Balance	$6,888	$2,165	$—	$—	$—	$9,053
Provision/(reversal) for expected credit losses	892	(269)	—	—	—	623
Allowance for unfunded credit commitments 2024 Ending Balance	$7,780	$1,896	$—	$—	$—	$9,676

Residential mortgage loans in process of formal foreclosure proceedings were $6.7 million as of December 31, 2024, and $242 thousand as of December 31, 2023.

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

The investment in these entities approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $289.6 million and $315.7 million as of December 31, 2024, and 2023, respectively.

The Company’s investments in these partnerships, net, are presented in the table below:

	As of December 31,
	2024	2023
	(In thousands)
Investments in affordable housing partnerships, net	$277,567	$295,740
Other borrowings for affordable housing limited partnerships	$17,740	$15,787
Investments in affordable housing and alternative energy partnerships, unfunded commitments	$99,521	$106,452
Investments in alternative energy tax credit partnerships, net	$12,044	$19,943

As of December 31, 2024, eleven of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s Consolidated Financial Statements increased total assets and liabilities by $26.0 million as of December 31, 2024, and by $25.3 million as of December 31, 2023. Recourse in other borrowings for affordable housing limited partnerships is limited to the assets of the limited partnerships. Investments in alternative energy partnerships were $12.0 million and $19.9 million as of December 31, 2024, and 2023, respectively. As of December 31, 2024, and 2023, $0.3 million and $6.4 million, respectively, of this investment were in an escrow account with a major bank. Unfunded commitments for affordable housing limited partnerships and alternative energy tax credit partnerships were recorded under other liabilities.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As of December 31, 2024, the Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships, net, are estimated to be paid as follows:

Amount
Year Ending December 31,	(In thousands)
2025	$44,076
2026	27,280
2027	13,105
2028	2,338
2029	8,646
Thereafter	4,076
Total unfunded commitments	$99,521

Each of the partnerships must meet regulatory requirements for affordable housing and alternative energy projects, including long-term minimum compliance periods (such as a 15-year minimum compliance period for certain affordable housing tax credits) to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining tax credits to be utilized over a multiple-year period are $252.4 million for Federal and $5.1 million for State as of December 31, 2024. The possible inability to realize these tax credits and other returns from our investments in these partnerships can have a negative impact on our financial results. The risk of not being able to realize the tax credits and other returns depends on many factors, including changes in the applicable provisions of the tax code, the ability of the projects to be completed and properly managed and other factors that are outside of our control.  Losses in excess of the Bank’s investment in three limited partnerships have not been recorded in the Company’s Consolidated Financial Statements because the Company had fully satisfied all capital commitments required under the respective limited partnership agreements. In 2024 and 2023, non-interest expense included $6.1 million and $7.7 million in impairment charges for investments in low-income housing partnerships.

The following table summarizes the Company’s usage of affordable housing and other tax credits including energy tax credits.

	As of December 31,
	2024	2023	2022
	(In thousands)
Affordable housing and other tax credits recognized	$35,448	$32,395	$29,524
Alternative energy tax credits recognized	$28,517	$41,320	$4,707

6.         Premises and Equipment

Premises and equipment consisted of the following as of December 31, 2024, and December 31, 2023:

	As of December 31,
	2024	2023
	(In thousands)
Land and land improvements	$42,566	$42,566
Building and building improvements	82,111	81,796
Furniture, fixtures and equipment	70,490	68,371
Leasehold improvement	18,608	18,056
Construction in process	744	941
	214,519	211,730
Less: Accumulated depreciation	125,843	120,633
Premises and equipment, net	$88,676	$91,097

The amount of depreciation included in operating expense was $6.1 million, $7.1 million and $8.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

7.         Goodwill and Other Intangible Assets

Goodwill.  Total goodwill was $375.7 million as of December 31, 2024, and 2023.  Additional information pertaining to the Company’s accounting policy for goodwill is summarized in Note 1 — Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets. The Company completed its annual goodwill impairment testing and additionally reviewed the macroeconomic conditions on its business performance and market capitalization and concluded that goodwill was not impaired as of December 31, 2024, and 2023.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Core Deposit Intangibles.

 The following table presents the gross carrying amount and accumulated amortization of core deposits intangible assets as of December 31, 2024, and 2023:

	December 31,
	2024	2023
	(In thousands)
Gross balance	$10,562	$10,562
Accumulated amortization	(6,292)	(5,291)
Impairment	(1,324)	(1,227)
Net carrying balance	$2,946	$4,044

There were $0.1 million, $0.3 million and $0.9 million in impairment write-down on core deposit intangibles during the year of  December 31, 2024, 2023 and 2022, respectively, included in amortization of core deposit intangibles on the Consolidated Statements of Operations and Comprehensive Income.

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $1.1 million, $1.3 million and $1.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Amount
(In thousands)
2025	$946
2026	$870
2027	$870
2028	$260
Total	$2,946

8.         Deposits

The following table displays deposit balances as of December 31, 2024, and December 31, 2023:

	As of December 31,
	2024	2023
	(In thousands)
Deposits
Non-interest-bearing demand deposits	$3,284,342	$3,529,018
Interest bearing demand deposits	2,205,695	2,370,685
Money market deposits	3,372,773	3,049,754
Savings deposits	1,252,788	1,039,203
Time deposits	9,570,601	9,336,787
Total deposits	$19,686,199	$19,325,447

Time deposits outstanding as of December 31, 2024, mature as follows.

	Expected Maturity Date at December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
	(In thousands)
Time deposits	$9,551,468	$11,107	$7,969	$23	$34	$—	$9,570,601

Accrued interest payable on client deposits was $27.9 million, $28.6 million, and $13.2 million as of December 31, 2024, 2023 and 2022, respectively. The following table summarizes the interest expense on deposits by account type for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Interest bearing demand	$44,899	$40,952	$8,176
Money market accounts	115,428	86,097	39,913
Saving accounts	17,448	8,916	853
Time deposits	458,490	331,997	56,354
Total	$636,265	$467,962	$105,296

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The aggregate amount of domestic time deposits in denominations that meet or exceed the current FDIC insurance limit of $250 thousand was $5.60 billion and $5.30 billion as of December 31, 2024, and 2023, respectively. Foreign offices’ time deposits of $153.1 million and $174.2 million as of December 31, 2024, and 2023, respectively, were in denominations of greater than $250 thousand.

9.         Borrowed Funds

There were no outstanding securities sold or entered into under agreements to repurchase at December 31, 2024, 2023 and 2022.

Securities sold under agreements to repurchase, if any, are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold.

As of  December 31, 2024, and 2023, there were no over-night borrowings from the FHLB. As of December 31, 2024, all advances from the FHLB were $60.0 million at a weighted average rate of 5.08% and $540.0 million at a weighted average rate of 5.64% as of December 31, 2023. As of December 31, 2024, final maturity for the FHLB advances were $60.0 million that will mature in February 2025. Our unused borrowing capacity from the Federal Home Loan Bank as of  December 31, 2024, was $7.47 billion and unpledged securities at  December 31, 2024, was $1.53 billion.

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

The balance of deferred bonuses was $2.6 million and $2.4 million at December 31, 2024, and 2023, respectively. Accrued interest of deferred bonuses were $129 thousand during 2024, $122 thousand during 2023, and $116 thousand during 2022.

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

As of  December 31, 2024, and 2023, Junior Subordinated Notes totaled $119.1 million, with a weighted average interest rate of 7.75% and 7.54%, respectively.  The Junior Subordinated Notes have a stated maturity term of 30 years. Interest expense on the Junior Subordinated Notes was $8.1 million, $6.5 million, and $5.5 million for years ended December 31, 2024, 2023 and 2022, respectively. Included in the 2022 and 2023 interest expense is the amortization of the gain on cash flow interest rate swaps, early terminated in 2022.

10.         Capital Resources

Total equity was $2.85 billion as of December 31, 2024, an increase of $109.1 million, or 4.0%, from $2.74 billion at December 31, 2023, primarily due to net income of $286.0 million, stock based compensation of $6.0 million, proceeds from dividend reinvestment of $2.9 million, and stock issued to directors of $0.9 million, offset by common stock cash dividends of $98.0 million, purchases of treasury stock of $84.7 million, shares withheld related to net share settlement of RSU’s of $3.7 million, and other comprehensive loss of $0.2 million. The Company paid cash dividends of $1.36 per common share in 2024, $1.36 per common share in 2023, and $1.36 per common share in 2022.

On May 28th, 2024, the Company announced a new stock repurchase program to buy back up to $125.0 million of the Company's common stock.  The previous $125.0 million share repurchase program announced on May 26, 2022, was completed on February 21, 2023, with the repurchase of 2,897,628 shares at an average cost of $43.14. Through  December 31, 2024, the Company repurchased 2,028,581 shares of common stock for a total of $83.9 million, at an average cost of $41.37 per share under the May 2024 buyback program.

The five special purpose trusts established for the purpose of issuing the Capital Securities are considered variable interest entities.  Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the Consolidated Financial Statements of the Company. The Junior Subordinated Notes, all of which were issued before May 19, 2010, are currently included in the Tier 2 capital of the Bancorp for regulatory capital purposes.  Under the Dodd-Frank Act, trust preferred securities issued before May 19, 2010, by bank holding companies with assets of less than $15.0 billion as of December 31, 2009, continue to qualify for Tier 1 capital treatment. As of December 31, 2024, and 2023, the Company’s assets exceeded the $15.0 billion threshold and, as a result, the Junior Subordinated Notes no longer qualify as Tier 1 capital for regulatory reporting purposes.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The table below summarizes the outstanding Junior Subordinated Notes issued by the Company to each trust as of December 31, 2024, and 2023:

As of December 31, 2024
		Principal	Not		Annualized	Current	Date of	Payable/
	Issuance	Balance of	Redeemable	Stated	Coupon	Interest	Rate	Distribution
Trust Name	Date	Notes	Until	Maturity	Rate	Rate	Change	Date
(In thousands)
Cathay Capital Trust I	June 26,	$20,619	June 30,	June 30,	3-month	8.02%	December 29,	March 30
	2003		2008	2033	SOFR		2024	June 30
					+ 3.15%			September 30
					+ 0.26161%			December 30

Cathay Statutory Trust I	September 17,	20,619	September 17,	September 17,	3-month	8.20%	December 16,	March 17
	2003		2008	2033	SOFR		2024	June 17
					+ 3.00%			September 17
					+ 0.26161%			December 17

Cathay Capital Trust II	December 30,	12,887	March 30,	March 30,	3-month	7.77%	December 29,	March 30
	2003		2009	2034	SOFR		2024	June 30
					+ 2.90%			September 30
					+ 0.26161%			December 30

Cathay Capital Trust III	March 28,	46,392	June 15,	June 15,	3-month	6.69%	December 15,	March 15
	2007		2012	2037	SOFR		2024	June 15
					+ 1.48%			September 15
					+ 0.26161%			December 15

Cathay Capital Trust IV	May 31,	18,619	September 6,	September 6,	3-month	6.66%	December 5,	March 6
	2007		2012	2037	SOFR		2024	June 6
					+ 1.40%			September 6
					+ 0.26161%			December 6
Total Junior Subordinated Notes		$119,136

As of December 31, 2023
		Principal	Not		Annualized	Current	Date of	Payable/
	Issuance	Balance of	Redeemable	Stated	Coupon	Interest	Rate	Distribution
Trust Name	Date	Notes	Until	Maturity	Rate	Rate	Change	Date
(In thousands)
Cathay Capital Trust I	June 26,	$20,619	June 30,	June 30,	3-month	8.81%	December 29,	March 30
	2003		2008	2033	SOFR		2023	June 30
					+ 3.15%			September 30
					+ 0.26161%			December 30

Cathay Statutory Trust I	September 17,	20,619	September 17,	September 17,	3-month	8.67%	December 17,	March 17
	2003		2008	2033	SOFR		2023	June 17
					+ 3.00%			September 17
					+ 0.26161%			December 17

Cathay Capital Trust II	December 30,	12,887	March 30,	March 30,	3-month	8.56%	December 29,	March 30
	2003		2009	2034	SOFR		2023	June 30
					+ 2.90%			September 30
					+ 0.26161%			December 30

Cathay Capital Trust III	March 28,	46,392	June 15,	June 15,	3-month	7.15%	December 14,	March 15
	2007		2012	2037	SOFR		2023	June 15
					+ 1.48%			September 15
					+ 0.26161%			December 15

Cathay Capital Trust IV	May 31,	18,619	September 6,	September 6,	3-month	7.06%	December 5,	March 6
	2007		2012	2037	SOFR		2023	June 6
					+ 1.40%			September 6
					+ 0.26161%			December 6
Total Junior Subordinated Notes		$119,136

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.         Income Taxes

For the years ended December 31, 2024, 2023, and 2022, the current and deferred amounts of the income tax expense are summarized as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Current:
Federal	$15,762	$5,428	$57,029
State	36,557	48,812	56,953
Total Current	$52,319	$54,240	$113,982

Deferred:
Federal	$(18,923)	$(1,676)	$(1,776)
State	(1,833)	(3,106)	(312)
Total Deferred	$(20,756)	$(4,782)	$(2,088)

Total income tax expense	$31,563	$49,458	$111,894

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes. Net deferred tax assets as of December 31, 2024, and 2023 are included in other assets in the accompanying Consolidated Balance Sheets and are as follows:

	As of December 31,
	2024	2023
	(In thousands)
Deferred Tax Assets
Loan loss allowance	$52,484	$50,126
Accrual for bonuses	5,770	4,636
Non-accrual interest	3,642	2,164
Write-down on equity securities and venture capital investments	1,958	2,018
Depreciation and amortization	—	765
State tax	2,910	5,693
Unrealized loss on securities available-for-sale, net	32,333	31,728
Tax credits carried forward	29,307	9,136
Net operating loss carried forward	3,249	3,787
Other, net	6,176	7,632
Gross deferred tax assets	$137,829	$117,685

Deferred Tax Liabilities
Deferred loan costs	$(9,569)	$(9,687)
Unrealized gain on interest rate swaps	(502)	(838)
Unrealized gain on equity securities	(2,460)	(4,863)
Dividends on Federal Home Loan Bank common stock	(976)	(977)
Other, net	(4,712)	(3,916)
Gross deferred tax liabilities	$(18,219)	$(20,281)
Net deferred tax assets	$119,610	$97,404

Amounts for the current year are based upon estimates and assumptions and could vary from amounts shown on the tax returns as filed.

At December 31, 2024, the Company has California NOL carryovers of $33.5 million for which a California deferred tax asset of $3.2 million has been recorded reflecting the expected benefit of these California NOL carryovers.  The annual IRC Section 382 limitation is $7.3 million per year. If not utilized, a portion of the Company’s state NOL’s will begin to expire in 2030. At December 31, 2024, the Company’s federal tax credit carryovers total $28.7 million .  If not utilized, the federal tax credit carryovers will begin to expire in 2028.  The AMT tax credit carryovers can be carried forward indefinitely.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company had current income tax receivables of $37.0 million as of December 31, 2024, and $33.7 million as of December 31, 2023. The Company had $20.2 million of tax credits generated in 2024 that will be carried forward to 2025. Current income tax receivable is included in other assets in the accompanying Consolidated Balance Sheets.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2021 and by the California Franchise Tax Board back to 2020.  The Company is currently under audit by the California Franchise Tax Board for 2020.  It is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

Income tax expense results in effective tax rates that differ from the statutory federal income tax rate for the years indicated as follows:

	Year Ended December 31,
	2024		2023		2022
	(In thousands)
Tax provision at Federal statutory rate	$66,684	21.0%	$84,752	21.0%	$99,233	21.0%
State income taxes, net of Federal income tax benefit	27,432	8.6	36,107	9.0	44,837	9.5
Excess deduction for stock option and RSUs	(517)	(0.2)	(586)	(0.1)	(140)	—
Low income housing and other tax credits	(63,965)	(20.1)	(73,715)	(18.3)	(34,231)	(7.2)
Other, net	1,929	0.6	2,900	0.7	2,195	0.4
Total income tax expense	$31,563	9.9%	$49,458	12.3%	$111,894	23.7%

12.         Stockholders’ Equity and Earnings per Share

As a bank holding company, the Bancorp’s ability to pay dividends will depend upon the dividends it receives from the Bank and on the income it may generate from any other activities in which it may engage, either directly or through other subsidiaries.

Under California banking law, the Bank may not, without regulatory approval, pay a cash dividend that exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period.  Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2024, is restricted to approximately $433.6 million. The amount of retained earnings available for cash dividends is restricted to approximately $420.4 million for December 31,2023.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the years ended December 31, 2024, and 2023 were as follows:

	2024			2023
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
Beginning balance, loss, net of tax	(In thousands)
Securities AFS			$(86,190)			$(104,832)
Cash flow hedge derivatives			774			2,537
Total			$(85,416)			$(102,295)

Net unrealized gains/(losses) arising during the period
Securities AFS	$1,123	$332	$791	$24,315	$7,786	$16,529
Cash flow hedge derivatives	(1,099)	(325)	(774)	(2,503)	(740)	(1,763)
Total	24	7	17	21,812	7,046	14,766

Reclassification adjustment for net gains/(losses) in net income
Securities AFS	(295)	(87)	(208)	3,000	887	2,113
Cash flow hedge derivatives	—	—	—	—	—	—
Total	(295)	(87)	(208)	3,000	887	2,113

Total other comprehensive income/(loss)
Securities AFS	$828	$245	583	27,315	8,673	18,642
Cash flow hedge derivatives	(1,099)	(325)	(774)	(2,503)	(740)	(1,763)
Total	$(271)	$(80)	$(191)	$24,812	$7,933	$16,879
Ending balance, gain/(loss), net of tax
Securities AFS			$(85,607)			$(86,190)
Cash flow hedge derivatives			—			774
Total			$(85,607)			$(85,416)

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	Year Ended December 31,
	2024			2023			2022
			Per			Per			Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except shares and per share data)

Net income	$285,979			$354,124			$360,642
Basic EPS, income	$285,979	72,068,850	$3.97	$354,124	72,573,025	$4.88	$360,642	74,337,265	$4.85

Effect of dilutive stock options and RSU		258,167			289,603			327,470

Diluted EPS, income	$285,979	72,327,017	$3.95	$354,124	72,862,628	$4.86	$360,642	74,664,735	$4.83

13.         Commitments and Contingencies

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

Financial instruments for which contract amounts represent the amount of credit risk include the following:

	As of December 31,
	2024	2023
	(In thousands)
Commitments to extend credit	$3,470,296	$3,808,620
Standby letters of credit	439,769	368,618
Commercial letters of credit	12,347	11,308
Total	$3,922,412	$4,188,546

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

As of December 31, 2024, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

As of December 31, 2024, commitments to extend credit of $3.47 billion include commitments to fund fixed rate loans of $63.4 million and adjustable-rate loans of $3.41 billion. As of December 31, 2023, commitments to extend credit of $3.81 billion and included commitments to fund fixed rate loans of $130.3 million and adjustable-rate loans of $3.69 billion.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14.         Leases

The Company enters into operating leases in the normal course of business primarily for branch offices, office spaces and certain equipment. The Company may seek to include options to extend or terminate a lease when it is reasonably certain that the Company will exercise those options.

ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term. The Company uses its incremental borrowing rate to determine the present value of its lease liabilities. The Company has elected to not separate lease and non-lease components. The Company has also elected not to recognize a ROU asset and lease liability for leases with original lease term of 12 months or less (short-term leases). The Company does not possess any leases that have variable lease payments or residual value guarantees as of December 31, 2024, and 2023.

The following table represents the operating lease amounts reported on the Consolidated Balance Sheets and other supplemental information as of December 31, 2024, and December 31, 2023:

	December 31, 2024	December 31, 2023
	(In millions)
Operating Leases:
ROU assets	$28.6	$32.1
Lease liabilities	$30.9	$34.8

Weighted-average remaining lease term (in years)	3.8	4.1
Weighted-average discount rate	4.1%	3.8%

Operating cash flows from operating leases	$11.4	$11.4
ROU assets obtained in exchange for lease obligations	$4.4	$12.6

Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $13.4 million, $12.8 million and $13.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, and includes short-term leases that were immaterial.

The following table presents a maturity analysis of the Company’s operating lease liabilities as of  December 31, 2024:

As of December 31, 2024
Operating Leases
(In thousands)
2025	$10,239
2026	8,679
2027	6,451
2028	5,121
2029	2,231
Thereafter	641
Total lease payments	$33,362
Less amount of payment representing interest	(2,511)
Total present value of lease payments	$30,851

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

The Company offers various interest rate derivative contracts to its clients. When derivative transactions are executed with its clients, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with clients throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements. As of December 31, 2024, and 2023, the Company had outstanding interest rate derivative contracts with certain clients and third-party financial institutions with a notional amount of $680.5 million and $650.9 million, respectively, with a fair value of $32.7 million and $38.6 million, respectively, for both clients and third-party financial institutions.  As of  December 31, 2024, and 2023, for borrower swap transactions, there were no notional amount of interest rate swaps cleared through the CCP.

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

As of December 31, 2024, and 2023, the Bank’s outstanding fair value interest rate swap contracts matched to individual fixed-rate commercial real estate loans had a notional amount of $81.3 million and $88.5 million with a fair value of $3.3 million and $4.2 million, respectively, and for various terms from three to ten years.   These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan.  As of December 31, 2024, and 2023, the ineffective portion of these interest rate swaps was not significant.

The Company has designated as a partial-term hedging election $793.8 million and $1.07 billion notional with a fair value of $321 thousand and $3.8 million as last-of-layer hedge on pools of loans with a notational value of $1.32 billion and $1.78 billion as of December 31, 2024, and 2023, respectively.  The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month Term SOFR interest rate swaps to convert the last-of-layer $793.8 million portion of a $1.32 billion fixed rate loan pools in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranches. As of  December 31, 2024, and 2023, the last-of-layer loan tranche had a net fair value basis adjustment of $1.2 million and $2.0 million, respectively.  The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

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

The notional amount and net unrealized loss of the Company’s fair value hedge derivative financial instruments as of December 31, 2024, and December 31, 2023, were as follows:

	December 31, 2024	December 31, 2023
Fair value swap hedges:	(In thousands)
Notional	$875,117	$1,156,007
Weighted average fixed rate-pay	3.55%	2.01%
Weighted average variable rate spread	0.22%	0.32%
Weighted average variable rate-received	5.36%	5.41%

Net gain/(loss) (1)	$3,644	$7,935

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Year ended
	December 31, 2024	December 31, 2023
Periodic net settlement of SWAPs (2)	$16,477	$29,514

(1) the amount is included in other non-interest income.
(2) the amount of periodic net settlement of interest rate swaps was included in interest income.

Included in the total notional amount of $875.1 million and $1.16 billion of the fair value hedge contracts entered into with financial counterparties as of December 31, 2024, and 2023, was a notional amount of $572.8 million and $846.9 million of interest rate swaps that cleared through the CCP, respectively. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $158 thousand and $257 thousand as of December 31, 2024, and 2023, respectively.

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

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of December 31, 2024, and December 31, 2023, were as follows:

Derivative financial instruments	December 31, 2024	December 31, 2023
not designated as hedging instruments:	(In thousands)
Notional amounts:
Forward, and swap contracts with positive fair value	$743,257	$775,324
Forward, and swap contracts with negative fair value	$852,409	$752,250
Fair value:
Forward, and swap contracts with positive fair value	$33,237	$39,010
Forward, and swap contracts with negative fair value	$(33,531)	$(38,807)

16.         Fair Value Measurements and Fair Value of Financial Instruments

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024, and at December 31, 2023:

As of December 31, 2024	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)
Securities AFS
U.S. Treasury securities	$621,462	$—	$—	$621,462
U.S. government agency entities	—	9,149	—	9,149
Mortgage-backed securities	—	684,016	—	684,016
Collateralized mortgage obligations	—	24,556	—	24,556
Corporate debt securities	—	207,945	—	207,945
Total securities available-for-sale	621,462	925,666	—	1,547,128

Equity securities
Mutual funds	5,532	—	—	5,532
Preferred stock of government sponsored entities	7,287	—	—	7,287
Other equity securities	20,071	—	—	20,071
Total equity securities	32,890	—	—	32,890
Interest rate swaps	—	39,958	—	39,958
Foreign exchange contracts		490	—	490
Total assets	$654,352	$966,114	$—	$1,620,466

Liabilities
Interest rate swaps	$—	$36,319	$—	$36,319
Foreign exchange contracts	—	785	—	785
Total liabilities	$—	$37,104	$—	$37,104

As of December 31, 2023	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)
Securities AFS
U.S. Treasury securities	$495,300	$—	$—	$495,300
U.S. government agency entities	—	48,169	—	48,169
Mortgage-backed securities	—	786,723	—	786,723
Collateralized mortgage obligations	—	28,044	—	28,044
Corporate debt securities	—	246,334	—	246,334
Total securities available-for-sale	495,300	1,109,270	—	1,604,570

Equity securities
Mutual funds	5,585	—	—	5,585
Preferred stock of government sponsored entities	1,821	—	—	1,821
Other equity securities	33,000	—	—	33,000
Total equity securities	40,406	—	—	40,406
Interest rate swaps	—	54,268	—	54,268
Foreign exchange contracts		379	—	379
Total assets	$535,706	$1,163,917	$—	$1,699,623

Liabilities
Interest rate swaps	$—	$45,762	$—	$45,762
Foreign exchange contracts	—	175	—	175
Total liabilities	$—	$45,937	$—	$45,937

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial assets and liabilities measured at estimated fair value on a non-recurring basis.

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the periods ended December 31, 2024, and December 31, 2023, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

During the second quarter of 2024, the Company entered into a restructuring support agreement and received equity securities in a private company, a Level 3 measurement.  The fair value of the Company’s Level 3 equity securities were measured using the private company’s projected earnings plus cash on hand. The primary inputs and assumptions used in the fair value measurement was derived from the issuer’s projected earnings and collateral, which included cash on hand, the financial standing of the issuer, the business and financial plan of the issuer, among other factors. Significant increases or decreases in any of the inputs or assumptions could result in a significant increase or decrease in the fair value measurement.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Consolidated Balance Sheets as of December 31, 2024, and 2023, the following tables set forth the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets at December 31, 2024, and  December 31, 2023, and the total losses for the periods indicated:

	As of December 31, 2024				Total Losses
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2024	December 31, 2023
Assets	(In thousands)

Non-accrual loans by type:
Commercial loans	$—	$—	$10,896	$10,896	$5,654	$—
Commercial real estate loans	—	—	15,320	15,320	4,049	4,069
Residential mortgage and equity lines	—	—	243	243	59	—
Total non-accrual loans	—	—	26,459	26,459	9,762	4,069
Other real estate owned (1)	—	—	24,126	24,126	—	—
Other equity securities	—	—	1,539	1,539	—	—
Investments in venture capital	—	—	86	86	147	227
Total assets	$—	$—	$52,210	$52,210	$9,909	$4,296

(1) Other real estate owned balance of $23.1 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2023				Total Losses
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2023	December 31, 2022
Assets	(In thousands)

Non-accrual loans by type:
Commercial loans	$—	$—	$191	$191	$—	$1,786
Commercial real estate loans	—	—	6,882	6,882	4,069	2,091
Total non-accrual loans	—	—	7,073	7,073	4,069	3,877
Other real estate owned (1)	—	—	20,446	20,446	—	—
Investments in venture capital	—	—	237	237	227	268
Total assets	$—	$—	$27,756	$27,756	$4,296	$4,145

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

The following tables sets forth the carrying amounts and notional amounts and estimated fair value of financial instruments as of  December 31, 2024, and  December 31, 2023 :

	December 31, 2024		December 31, 2023
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$157,167	$157,167	$173,988	$173,988
Short-term investments	882,353	882,353	654,813	654,813
Securities AFS	1,547,128	1,547,128	1,604,570	1,604,570
Loans, net	19,203,649	19,500,647	19,382,858	19,605,152
Equity securities	34,429	34,429	40,406	40,406
Investment in Federal Home Loan Bank stock	17,250	17,250	17,746	17,746

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$62,794	$490	$124,452	$379
Interest rate swaps	1,065,580	39,958	1,406,879	54,268

Financial Liabilities	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Deposits	$19,686,199	$19,670,327	$19,325,447	$19,347,070
Advances from Federal Home Loan Bank	60,000	59,606	540,000	536,996
Other borrowings	17,740	15,281	15,787	13,978
Long-term debt	119,136	73,752	119,136	72,304

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	171,945	785	101,378	175
Interest rate swaps	1,198,471	36,319	1,078,880	45,762

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,470,296	$(18,226)	$3,808,620	$(14,344)
Standby letters of credit	439,769	(2,900)	368,618	(2,821)
Other letters of credit	12,347	(14)	11,308	(10)

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables set forth the level in the fair value hierarchy for the estimated fair values of financial instruments as of December 31, 2024, and December 31, 2023, excluding financial instruments recorded at fair value on a recurring basis already presented in other tables in this note:

	As of December 31, 2024
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$157,167	$157,167	$—	$—
Short-term investments	882,353	882,353	—	—
Loans, net	19,500,647	—	—	19,500,647
Equity securities	1,539	—	—	1,539
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Financial Liabilities
Deposits	19,670,327	—	—	19,670,327
Advances from Federal Home Loan Bank	59,606	—	59,606	—
Other borrowings	15,281	—	—	15,281
Long-term debt	73,752	—	73,752	—

	As of December 31, 2023
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$173,988	$173,988	$—	$—
Short-term investments	654,813	654,813	—	—
Loans, net	19,605,152	—	—	19,605,152
Equity securities	40,406	40,406	—	—
Investment in Federal Home Loan Bank stock	17,746	—	17,746	—
Financial Liabilities
Deposits	19,347,070	—	—	19,347,070
Advances from Federal Home Loan Bank	536,996	—	536,996	—
Other borrowings	13,978	—	—	13,978
Long-term debt	72,304	—	72,304	—

17.         Revenue from Contracts with Clients

The Company’s revenue from contracts with clients consists primarily of service charges and fees related to deposit accounts and wealth management fees.

The following is a summary of revenue from contracts with clients that are in-scope and not in-scope under ASC 606:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$9,305	$9,204	$9,394
Wealth management fees	24,055	17,506	16,436
Other service fees(1)	18,903	17,202	16,349
Total in-scope non-interest income	52,263	43,912	42,179

Non-interest income, not in-scope(2)	3,401	24,380	14,635
Total non-interest income	$55,664	$68,292	$56,814

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

18.         Employee Benefit Plans

Employee Stock Ownership Plan. Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company can make annual contributions to a trust in the form of either cash or common stock of the Bancorp for the benefit of eligible employees.  Employees are eligible to participate in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for each of two consecutive years for salaried part-time employees. The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations.  The Company also pays for the administration of this plan and of the trust.  The Company has not made contributions to the trust since 2004 and does not expect to make any contributions in the future.  Effective June 17, 2004, the ESOP was amended to provide the participants the election either to reinvest the dividends on the Company stock allocated to their accounts or to have these dividends distributed to the participant. The ESOP trust purchased 21,218 shares in 2024, 16,555 shares in 2023, and 18,808 shares in 2022, of the Bancorp’s common stock at an aggregate cost of $867 thousand in 2024, $613 thousand in 2023, and $814 thousand in 2022.  The distribution of benefits to participants totaled 25,697 shares in 2024, 33,554 shares in 2023, and 29,363 shares in 2022.  As of December 31, 2024, the ESOP owned 642,745 shares, or 0.91%, of the Company’s outstanding common stock.

401(k) Plan.  In 1997, the Board approved the Company’s 401(k) Profit Sharing Plan, which began on March 1, 1997. Salaried employees who have completed one month of service and have attained the age of 21 are eligible to participate.  Enrollment dates are on the first of each month. Participants may contribute up to 75% of their eligible compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code. Participants may change their contribution election on the enrollment dates. Effective October 1, 2022, the vesting schedule for the matching contribution is 0% for less than three years of service and 100% after three years of service.  Effective on June 1, 2018, the Company matches 100% on the first 5.0% of eligible compensation contributed per pay period by the participant, on the first day of the following month after 30 days of service. The Company’s contribution amounted to $4.3 million in 2024, $4.5 million in 2023, and $3.9 million in 2022. The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulations.  Participants may also borrow up to 50% of the vested amount, with a maximum of $50 thousand.  The minimum loan amount is $1 thousand.

Bank-Owned Life Insurance. As of December 31, 2024, and 2023, cash surrender value of bank-owned life insurance was $52.1 million and $50.9 million, respectively. The Bank is the beneficiary under the policy. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier and pay a fixed dollar amount to the beneficiary designated by the officer.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

19.         Equity Incentive Plans

Pursuant to the Company’s 2005 Incentive Plan, as amended and restated in May 2015, the Company may grant incentive stock options (employees only), non-statutory stock options, common stock awards, restricted stock, RSUs, stock appreciation rights and cash awards to non-employee directors and eligible employees.

As of December 31, 2024, 1,240,607 shares were available under the 2005 Incentive Plan for future grants.

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

The following table presents RSU activity for 2024, 2023, and 2022:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2021	235,944	$32.38	332,506	$31.82
Granted	67,652	46.69	112,393	40.24
Vested	(89,386)	40.92	(81,934)	44.52
Forfeited	(12,151)	34.07	—	—
Balance at December 31, 2022	202,059	$33.29	362,965	$31.56
Granted	86,809	37.92	123,504	38.41
Vested	(92,075)	34.29	(136,808)	34.21
Forfeited	(2,404)	37.77	—	—
Balance at December 31, 2023	194,389	$34.83	349,661	$32.94
Granted	77,361	37.75	121,412	37.79
Vested	(42,241)	36.38	(113,764)	36.91
Forfeited	(27,043)	41.71	(17,395)	39.26
Balance at December 31, 2024	202,466	$34.70	339,914	$33.02

The compensation expense recorded for RSUs was $6.0 million in 2024, $7.0 million in 2023, and $7.0 million in 2022. Unrecognized stock-based compensation expense related to RSUs was $9.6 million and $9.9 million as of December 31, 2024, and 2023, respectively.  As of December 31, 2024, these costs are expected to be recognized over the next 2.0 years.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

20.         Condensed Financial Information of Cathay General Bancorp

The condensed financial information of the Bancorp as of December 31, 2024, and December 31, 2023, and for the years ended December 31, 2024, 2023 and 2022 is as follows:

Balance Sheets

	As of December 31,
	2024	2023
(In thousands, except
	share and per share data)
Assets
Cash	$50,174	$24,262
Short-term certificates of deposit	336	335
Equity securities	25,171	34,441
Investment in Cathay Bank subsidiary	2,898,510	2,806,467
Investment in non-bank subsidiary	68	68
Other assets	3,747	3,896
Total assets	$2,978,006	$2,869,469
Liabilities
Junior subordinated debt	$119,136	$119,136
Other liabilities	13,166	13,758
Total liabilities	132,302	132,894
Commitments and contingencies	—	—
Stockholders' equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 91,615,458 issued and 70,863,324 outstanding at December 31, 2024, and 91,392,480 issued and 72,688,927 outstanding at December 31, 2023	916	914
Additional paid-in-capital	993,962	987,953
Accumulated other comprehensive loss, net	(85,607)	(85,416)
Retained earnings	2,688,353	2,500,341
Treasury stock, at cost (20,752,134 shares at December 31, 2024, and 18,723,553 shares at December 31, 2023)	(751,920)	(667,217)
Total equity	2,845,704	2,736,575
Total liabilities and equity	$2,978,006	$2,869,469

Statements of Operations

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash dividends from Cathay Bank	$216,000	$134,000	$232,773
Interest income	19	44	30
Interest expense	8,129	6,480	5,560
Non-interest (loss)/income	(9,371)	17,757	1,018
Non-interest expense	3,742	4,065	3,937
Income before income tax expense	194,777	141,256	224,324
Income tax (benefit)/expense	(5,695)	1,707	(2,885)
Income before undistributed earnings of subsidiaries	200,472	139,549	227,209
Undistributed earnings of subsidiary	85,507	214,575	133,433
Net income	$285,979	$354,124	$360,642

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash flows from Operating Activities
Net income	$285,979	$354,124	$360,642
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(85,507)	(214,575)	(133,433)
Loss/(gain) on equity securities	9,271	(17,977)	(733)
Write-downs on venture capital and other investments	148	179	268
Loss/(gain) in fair value of warrants	—	50	(27)
Stock issued to directors as compensation	850	850	849
Net change in accrued interest receivable and other assets	(2,350)	5,216	(434)
Net change in other liabilities	980	(2,371)	8,531
Net cash provided by operating activities	209,371	125,496	235,663

Cash flows from Investment Activities
Venture capital and other investments	4	168	(5)
Net cash provided/(used) by investment activities	4	168	(5)

Cash flows from Financing Activities
Cash dividends paid	(97,967)	(98,638)	(100,955)
Proceeds from shares issued under the Dividend Reinvestment Plan	2,933	3,491	3,720
Taxes paid related to net share settlement of RSUs	(3,726)	(4,490)	(2,905)
Purchase of treasury stock	(84,703)	(16,667)	(141,316)
Net cash used in financing activities	(183,463)	(116,304)	(241,456)
Increase/(decrease) in cash, cash equivalents and restricted cash	25,912	9,360	(5,798)
Cash, cash equivalents, and restricted cash, beginning of the year	24,262	14,902	20,700
Cash, cash equivalents, and restricted cash, end of the period	$50,174	$24,262	$14,902

21.         Dividend Reinvestment Plan

The Company has a Dividend Reinvestment Plan which allows for participants’ reinvestment of cash dividends and certain optional additional investments in the Bancorp’s common stock.  Shares issued under the plan and the consideration received were 70,503 shares for $2.9 million in 2024, 93,182 shares for $3.5 million in 2023, and 86,501 shares for $3.7 million in 2022.

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

The Federal Deposit Insurance Corporation has established five capital ratio categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A well-capitalized institution must have a common equity tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%.  As of December 31, 2024, and 2023, the Bank qualified as well capitalized under the regulatory framework for prompt corrective action.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Bancorp’s and the Bank’s capital and leverage ratios as of December 31, 2024, and December 31, 2023, are presented in the tables below:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2024	(In thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,521,240	13.54	$1,303,177	7.00	$1,210,093	6.50
Cathay Bank	2,574,047	13.84	1,302,198	7.00	1,209,184	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,521,240	13.54	1,582,429	8.50	1,489,345	8.00
Cathay Bank	2,574,047	13.84	1,581,240	8.50	1,488,226	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,808,181	15.08	1,954,765	10.50	1,861,681	10.00
Cathay Bank	2,745,488	14.76	1,953,297	10.50	1,860,283	10.00

Leverage Ratio
Cathay General Bancorp	2,521,240	10.96	920,018	4.00	1,150,023	5.00
Cathay Bank	2,574,047	11.20	919,148	4.00	1,148,935	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2023	(In thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,430,773	12.84	$1,325,277	7.00	$1,230,615	6.50
Cathay Bank	2,501,439	13.23	1,323,846	7.00	1,229,286	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,430,773	12.84	1,609,265	8.50	1,514,602	8.00
Cathay Bank	2,501,439	13.23	1,607,527	8.50	1,512,967	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,709,888	14.31	1,987,916	10.50	1,893,253	10.00
Cathay Bank	2,665,054	14.09	1,985,769	10.50	1,891,209	10.00

Leverage Ratio
Cathay General Bancorp	2,430,773	10.55	921,473	4.00	1,151,841	5.00
Cathay Bank	2,501,439	10.87	920,670	4.00	1,150,838	5.00

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Financial instruments that are eligible for offset in the Consolidated Balance Sheets, as of December 31, 2024, and December 31, 2023, are presented in the following tables:

				Gross Amounts Not
				Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
December 31, 2024	(In thousands)

Assets:
Derivatives	$39,958	$34,609	$5,349	$—	$174	$5,175

Liabilities:
Derivatives	$36,319	$—	$36,319	$—	$—	$36,319

December 31, 2023

Assets:
Derivatives	$54,268	$335	$53,933	$—	$44,860	$9,073

Liabilities:
Derivatives	$45,762	$—	$45,762	$—	$—	$45,762

24.         Subsequent Events

On February 14, 2025, the Company’s Board of Directors declared first quarter 2025 dividends for the Company’s common stock. The common stock cash dividend of $0.34 per share will be paid on March 10, 2025, to stockholders of record on February 27, 2025.

The Company has evaluated the effect of events that have occurred subsequent to December 31, 2024, through the date of issuance of the Consolidated Financial Statements. Based on this evaluation, the Company has determined none of these events would require recognition in the Consolidated Financial Statements or disclosure in the notes to the Consolidated Financial Statements.