Form 10-Q
period 2025-03-31
CATHAY GENERAL BANCORP
filed 2025-05-09
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number	001-31830

CATHAY GENERAL BANCORP

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CATY	Nasdaq Global Select Market

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

Common stock, $0.01 par value, 70,110,365 shares outstanding as of April 30, 2025.

    CATHAY GENERAL BANCORP AND SUBSIDIARIES

1ST QUARTER 2025 REPORT ON FORM 10-Q

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

The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, loan and deposit growth, investment and expenditure plans, financing needs and availability, level of nonperforming assets, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “optimistic,” “plans,” “potential,” “possible,” “predicts,” “projects,” “seeks,” “shall,” “should,” “will,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks, uncertainties and other factors include, but are not limited to:

●	local, regional, national and international economic and market conditions and events and the impact they may have on us, our clients and our operations, assets and liabilities;
●	possible additional provisions for loan losses and charge-offs;
●	credit risks of lending activities and deterioration in asset or credit quality;
●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
●	increased costs of compliance and other risks associated with changes in regulation;
●	higher capital requirements from the implementation of the Basel III capital standards;
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	environmental liabilities;
●	our ability to generate anticipated returns from our investments and/or financings in certain tax advantaged-projects;
●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	natural disasters, public health crises (including the occurrence of a contagious disease or illness) and geopolitical events;
●	potential for new or increased tariffs or trade restrictions;
●	failures, interruptions, or security breaches of our information systems;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;
●	adverse results in legal proceedings;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in accounting standards or tax laws and regulations;
●	market disruption and volatility;
●	fluctuations in the Bancorp’s stock price;
●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
●	issuances of preferred stock;
●	capital level requirements and successfully raising additional capital, if needed, and the resulting dilution of interests of holders of Bancorp common stock; and
●	the soundness of other financial institutions.

These and other factors are further described in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024 (Item 1A in particular), other reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings Bancorp makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements. We have no intention and undertake no obligation to update any forward-looking statement or to announce publicly any revision of any forward-looking statement to reflect developments, events, occurrences or circumstances after the date of such statement, except as required by law.

Bancorp’s filings with the SEC are available at the website maintained by the SEC at http://www.sec.gov, or by request directed to Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attention: Investor Relations (626) 279-3296.

   PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024
	(In thousands, except share data)
Assets
Cash and due from banks	$175,027	$157,167
Short-term investments and interest-bearing deposits	1,209,487	882,353
Securities available-for-sale (amortized cost of $1,535,896 at March 31, 2025, and $1,668,661 at December 31, 2024)	1,434,040	1,547,128
Loans held for sale	11,759	—
Loans held for investment	19,353,003	19,375,955
Less: Allowance for loan losses	(173,936)	(161,765)
Unamortized deferred loan fees, net	(11,657)	(10,541)
Loans held for investment, net	19,167,410	19,203,649
Equity securities	30,238	34,429
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	18,484	23,071
Affordable housing investments and alternative energy partnerships, net	285,707	289,611
Premises and equipment, net	89,760	88,676
Customers’ liability on acceptances	12,678	14,061
Accrued interest receivable	95,755	97,779
Goodwill	375,696	375,696
Other intangible assets, net	3,101	3,335
Right-of-use assets - operating leases	30,021	28,645
Other assets	248,609	291,831
Total assets	$23,205,022	$23,054,681

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$3,361,245	$3,284,342
Interest-bearing:
NOW deposits	2,131,445	2,205,695
Money market deposits	3,423,953	3,372,773
Savings deposits	1,266,561	1,252,788
Time deposits	9,634,324	9,570,601
Total deposits	19,817,528	19,686,199
Advances from the Federal Home Loan Bank	95,000	60,000
Other borrowings of affordable housing investments	17,696	17,740
Long-term debt	119,136	119,136
Acceptances outstanding	12,678	14,061
Lease liabilities - operating leases	32,120	30,851
Other liabilities	245,705	280,990
Total liabilities	20,339,863	20,208,977
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 91,663,748 issued and 70,034,708 outstanding at March 31, 2025, and 91,615,458 issued and 70,863,324 outstanding at December 31, 2024	916	916
Additional paid-in-capital	995,371	993,962
Accumulated other comprehensive loss, net	(71,747)	(85,607)
Retained earnings	2,734,004	2,688,353
Treasury stock, at cost (21,629,040 shares at March 31, 2025, and 20,752,134 shares at December 31, 2024)	(793,385)	(751,920)
Total stockholders' equity	2,865,159	2,845,704
Total liabilities and stockholders' equity	$23,205,022	$23,054,681

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable	$293,984	$302,528
Investment securities	12,103	14,951
Federal Home Loan Bank stock	379	431
Deposits with banks	12,929	14,732
Total interest and dividend income	319,395	332,642

Interest Expense
Time deposits	96,066	109,546
Other deposits	42,434	42,788
Advances from Federal Home Loan Bank	1,904	9,316
Long-term debt	2,020	1,721
Short-term debt	332	699
Total interest expense	142,756	164,070

Net interest income before provision for credit losses	176,639	168,572
Provision for credit losses	15,500	1,900
Net interest income after provision for credit losses	161,139	166,672

Non-Interest Income
Net losses from equity securities	(4,191)	(9,027)
Net gains from securities available for sale	—	1,107
Letters of credit commissions	2,091	1,717
Depository service fees	1,752	1,550
Wealth management fees	6,169	5,638
Other operating income	5,383	5,626
Total non-interest income	11,204	6,611

Non-Interest Expense
Salaries and employee benefits	42,427	43,552
Occupancy expense	5,737	5,967
Computer and equipment expense	6,054	5,068
Professional services expense	7,448	6,992
Data processing service expense	4,406	3,929
FDIC and regulatory assessments	3,399	6,089
Marketing expense	1,878	1,914
Other real estate owned expense	244	253
Amortization of investments in low-income housing and alternative energy partnerships	9,054	14,432
Amortization of core deposit intangibles	250	339
Other operating expense	4,759	4,704
Total non-interest expense	85,656	93,239

Income before income tax expense	86,687	80,044
Income tax expense	17,181	8,609
Net income	$69,506	$71,435

Other Comprehensive Income/(Loss), net of tax
Net holding gains/(losses) on securities available-for-sale	13,860	(6,422)
Net holding losses on cash flow hedge derivatives	—	(441)
Total other comprehensive income/(loss), net of tax	13,860	(6,863)
Total comprehensive income	$83,366	$64,572

Net Income Per Common Share:
Basic	$0.99	$0.98
Diluted	$0.98	$0.98
Cash dividends paid per common share	$0.34	$0.34
Average Common Shares Outstanding:
Basic	70,379,835	72,673,974
Diluted	70,679,640	72,971,157

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three Months Ended	Shares	Amount	Capital	(Loss)/Income	Earnings	Stock	Equity
	(In thousands, except share and per share data)
Balance at December 31, 2024	70,863,324	$916	$993,962	$(85,607)	$2,688,353	$(751,920)	$2,845,704
Dividend Reinvestment Plan	15,852	—	695	—	—	—	695
Restricted stock units vested	32,438	—	—	—	—	—	—
Stock issued to directors	—	—	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(791)	—	—	—	(791)
Purchases of treasury stock	(876,906)	—	—	—	—	(41,465)	(41,465)
Stock-based compensation	—	—	1,505	—	—	—	1,505
Cash dividends of $0.34 per share	—	—	—	—	(23,855)	—	(23,855)
Other comprehensive income	—	—	—	13,860	—	—	13,860
Net income	—	—	—	—	69,506	—	69,506
Balance at March 31, 2025	70,034,708	$916	$995,371	$(71,747)	$2,734,004	$(793,385)	$2,865,159

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three Months Ended	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
	(In thousands, except share and per share data)
Balance at December 31, 2023	72,668,927	$914	$987,953	$(85,416)	$2,500,341	$(667,217)	$2,736,575
Dividend Reinvestment Plan	18,468	—	744	—	—	—	744
Restricted stock units vested	796	—	—	—	—	—	—
Stock issued to directors	—	—	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(24)	—	—	—	(24)
Purchases of treasury stock	—	—	—	—	—	8	8
Stock-based compensation	—	—	905	—	—	—	905
Cash dividends of $0.34 per share	—	—	—	—	(24,708)	—	(24,708)
Other comprehensive loss	—	—	—	(6,863)	—	—	(6,863)
Net income	—	—	—	—	71,435	—	71,435
Balance at March 31, 2024	72,688,191	$914	$989,578	$(92,279)	$2,547,068	$(667,209)	$2,778,072

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash Flows from Operating Activities
Net income	$69,506	$71,435
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	15,500	1,900
Deferred tax provision/(benefit)	978	(4,782)
Depreciation and amortization	1,835	1,889
Amortization of right-of-use asset	2,305	2,477
Change in operating lease liabilities	1,269	(472)
Net gains on sale of loans	(121)	(20)
Loss on sales or disposal of premises and equipment	14	—
Amortization on alternative energy partnerships, venture capital and other investments	9,054	14,432
Net gains on sales of securities available-for-sale	—	(1,107)
Amortization/accretion of securities available-for-sale premiums/discounts, net	(5,265)	(6,370)
Unrealized loss on equity securities	4,191	9,026
Stock-based compensation and stock issued to officers as compensation	1,505	905
Net change in accrued interest receivable and other assets	40,065	(1,424)
Net change in other liabilities	(41,877)	281
Net cash provided by operating activities	98,959	88,170

Cash Flows from Investing Activities
Purchase of securities available-for-sale	(464,837)	(469,647)
Proceeds from repayments, maturities and calls of securities available-for-sale	602,868	384,721
Proceeds from sale of securities available-for-sale	—	33,690
Proceeds from sale of other real estate owned	773	—
Purchase of Federal Home Loan Bank stock	—	(12,535)
Redemption of Federal Home Loan Bank stock	—	13,031
Proceeds from sale of loans originally classified as held-for-investment	15,263	83,803
Net (increase)/decrease in loans	(6,925)	10,634
Purchase of premises and equipment	(2,698)	(916)
Net increase/(decrease) in affordable housing investments and alternative energy partnerships	771	(5,680)
Net cash provided for investing activities	145,215	37,101

Cash Flows from Financing Activities
Increase in deposits	131,236	520,843
Advances from Federal Home Loan Bank	2,399,000	4,403,000
Repayment of Federal Home Loan Bank borrowings	(2,364,000)	(4,678,000)
Cash dividends paid	(23,855)	(24,708)
Purchases of treasury stock	(41,465)	8
Proceeds from shares issued under Dividend Reinvestment Plan	695	744
Taxes paid related to net share settlement of RSUs	(791)	(24)
Net cash provided by financing activities	100,820	221,863

Increase in cash, cash equivalents, and restricted cash	344,994	347,134
Cash, cash equivalents, and restricted cash, beginning of the period	1,039,520	828,801
Cash, cash equivalents, and restricted cash, end of the period	$1,384,514	$1,175,935

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$147,629	$155,048
Income taxes paid	$370	$282
Non-cash investing and financing activities:
Net change in unrealized holding gain/(loss) on securities available-for-sale, net of tax	$13,860	$(6,422)
Net change in unrealized holding loss on cash flow hedge derivatives	$—	$(441)
Loans transferred from held-for-investment to held-for-sale	$26,901	$106,953
Transfers to other real estate owned from loans held-for-investment	$1,186	$—

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), and eleven limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of March 31, 2025, the Bank operates 24 branches in Southern California, 18 branches in Northern California, 9 branches in New York State, four in Washington State, two in Illinois, two in Texas, one in Maryland, Massachusetts, Nevada, and New Jersey, one in Hong Kong, and a representative office in Taipei, Beijing, and Shanghai. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”). Current activities of Beijing, Shanghai, and Taipei representative offices are limited to coordinating the transportation of documents to Bank's head office and performing liaison services.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the audited Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025 (the “2024 Form 10-K”).

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

3. Other Accounting Standards Pending Adoption

In  November 2024, ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, was issued. This ASU requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for us, on a prospective basis, for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, though early adoption and retrospective application is permitted. ASU 2024-03 is not expected to have a significant impact on our financial statements.

In December 2023, ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” was issued.  This ASU amends the disclosure requirements for income taxes, including the requirement for further disaggregation of the income tax rate reconciliation and income taxes paid disclosures.  The amendments in this guidance are effective for annual periods beginning after December 15, 2024.  These amendments should be applied prospectively, with the option to apply retrospectively.  ASU 2023-09 is effective for us in 2025 and is not expected to have a significant impact on our financial statements.

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

The Company had average excess balance with FRBSF of $1.17 billion as of March 31, 2025, and $1.05 billion as of  December 31, 2024. As of March 31, 2025, and December 31, 2024, the Company had $32.6 million and $43.4 million, respectively, as cash margin that serves as collateral on deposits in a cash margin account for interest rate swaps. Of the balances held in the cash margin account $7.6 million and $8.6 million are restricted as of  March 31, 2025, and December 31, 2024, respectively. As of  December 31, 2024, the Company held $0.3 million in a restricted escrow account with a major bank for its alternative energy investments.

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

	Three Months Ended March 31,
	2025	2024
	(In thousands, except share and per share data)

Net income	$69,506	$71,435

Weighted-average shares:
Basic weighted-average number of common shares outstanding	70,379,835	72,673,974
Dilutive effect of weighted-average outstanding common share equivalents:
RSUs	299,805	297,183
Diluted weighted-average number of common shares outstanding	70,679,640	72,971,157

Average restricted stock units with anti-dilutive effect	42,622	—
Earnings per common share:
Basic	$0.99	$0.98
Diluted	$0.98	$0.98

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

The following table presents RSU activity during the three months ended March 31, 2025:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2024	202,466	$34.70	339,914	$33.02
Granted	354	42.31	—	—
Vested	(50,426)	43.98	—	—
Forfeited	(561)	42.69	—	—
Balance at March 31, 2025	151,833	$31.61	339,914	$33.02

The compensation expense recorded for RSUs was $1.5 million and $0.9 million for the three months ended March 31, 2025, and 2024, respectively. Unrecognized stock-based compensation expense related to RSUs was $8.1 million and $7.7 million as of March 31, 2025, and 2024, respectively. As of March 31, 2025, these costs are expected to be recognized over the next 1.7 years for time-based and performance-based RSUs.

As of March 31, 2025, 1,240,814 shares were available for future grants under the Company’s 2005 Incentive Plan, as amended and restated.

7. Investment Securities

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale ("AFS") as of March 31, 2025, and December 31, 2024

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities AFS
U.S. treasury securities	$541,663	$10	$29	$541,644
U.S. government agency entities	8,787	50	114	8,723
Mortgage-backed securities	775,132	337	95,794	679,675
Collateralized mortgage obligations	26,949	—	2,286	24,663
Corporate debt securities	183,365	160	4,190	179,335
Total	$1,535,896	$557	$102,413	$1,434,040

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities AFS
U.S. treasury securities	$621,212	$250	$—	$621,462
U.S. government agency entities	9,226	50	127	9,149
Mortgage-backed securities	797,145	67	113,196	684,016
Collateralized mortgage obligations	27,747	—	3,191	24,556
Corporate debt securities	213,331	145	5,531	207,945
Total	$1,668,661	$512	$122,045	$1,547,128

As of March 31, 2025, and December 31, 2024, the amortized cost of AFS securities excluded accrued interest receivables of $3.9 million and $4.6 million, respectively, which are included in accrued interest receivable on the Consolidated Balance Sheets. For the Company’s accounting policy related to AFS securities accrued interest receivable, see Note 1 - Summary of Significant Accounting Policies – Securities Available for Sale – Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2024 Form 10-K.

The amortized cost and fair value of AFS securities as of March 31, 2025, by contractual maturities, are set forth in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	March 31, 2025
	Securities AFS
	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$581,976	$581,554
Due after one year through five years	157,871	153,934
Due after five years through ten years	94,698	90,171
Due after ten years	701,351	608,381
Total	$1,535,896	$1,434,040

Equity Securities - The Company recognized an unrealized net loss of $4.2 million for the three months ended March 31, 2025, compared to a net loss of $9.0 million for the three months ended March 31, 2024. The $4.8 million decrease in unrealized loss was due to a smaller decrease in fair value of equity investments with readily determinable fair values during the first quarter of 2025. Equity securities were $30.2 million and $34.4 million as of March 31, 2025, and December 31, 2024, respectively.

The following tables set forth the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of  March 31, 2025, and  December 31, 2024:

	March 31, 2025
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities AFS
U.S. treasury securities	$394,431	$29	$—	$—	$394,431	$29
U.S. government agency entities	3,587	5	3,071	109	6,658	114
Mortgage-backed securities	14,888	340	648,958	95,454	663,846	95,794
Collateralized mortgage obligations	—	—	24,663	2,286	24,663	2,286
Corporate debt securities	9,985	15	118,990	4,175	128,975	4,190
Total	$422,891	$389	$795,682	$102,024	$1,218,573	$102,413

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities AFS
U.S. government agency entities	$4,199	$8	$2,108	$119	$6,307	$127
Mortgage-backed securities	29,955	959	653,236	112,237	683,191	113,196
Collateralized mortgage obligations	—	—	24,556	3,191	24,556	3,191
Corporate debt securities	24,900	100	127,744	5,431	152,644	5,531
Total	$59,054	$1,067	$807,644	$120,978	$866,698	$122,045

As of March 31, 2025, the Company had a total of 183 AFS securities in a gross unrealized loss position with no credit impairment, consisting primarily of 149 mortgage-backed securities, 14 Corporate debt securities, 10 U.S. government agency securities, seven U.S. treasury securities and three collateralized mortgage obligations. In comparison, as of December 31, 2024, the Company has a total of 182 AFS securities in a gross unrealized loss position with no credit impairment, consisting primarily of 154 mortgage-backed securities, 16 Corporate debt securities, nine U.S. treasury securities and three collateralized mortgage obligations.

Allowance for Credit Losses

The AFS securities that were in an unrealized loss position at March 31, 2025, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 - Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2024 Form 10-K.

The Company concluded the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell securities AFS that have declined below their cost before their anticipated recovery. Accordingly, no allowance for credit losses was recorded as of March 31, 2025, against these securities, and there was no provision for credit losses recognized for the three months ended March 31, 2025.

AFS securities having a carrying value of $17.1 million and $17.8 million as of March 31, 2025, and December 31, 2024, respectively, were pledged to secure public deposits and other borrowings.

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

The types of loans in the Company’s Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024, were as follows:

	March 31, 2025	December 31, 2024
	(In thousands)

Commercial loans	$2,998,423	$3,098,004
Construction loans	332,729	319,649
Commercial real estate loans	10,160,934	10,033,830
Residential mortgage loans	5,623,564	5,689,097
Equity lines	231,184	229,995
Installment and other loans	6,169	5,380
Gross loans	$19,353,003	$19,375,955
Allowance for loan losses	(173,936)	(161,765)
Unamortized deferred loan fees, net	(11,657)	(10,541)
Total loans held for investment, net	$19,167,410	$19,203,649

Loans held for sale	$11,759	$—

As of March 31, 2025, and  December 31, 2024, recorded investment in non-accrual loans was $154.6 million and $169.2 million, respectively. For non-accrual loans, the amounts previously charged-off represent 11.9% and 11.8% of the contractual balances for non-accrual loans as of March 31, 2025, and December 31, 2024, respectively.

The following table presents non-accrual loans and the related allowance as of March 31, 2025, and December 31, 2024.

	March 31, 2025
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance:
Commercial loans	$50,294	$47,257	$—
Commercial real estate loans	91,320	76,622	—
Residential mortgage loans and equity lines	17,620	17,136	—
Subtotal	$159,234	$141,015	$—

With allocated allowance:
Commercial loans	$18,794	$6,105	$2,423
Commercial real estate loans	187	180	1
Residential mortgage loans and equity lines	7,980	7,326	29
Subtotal	$26,961	$13,611	$2,453
Total non-accrual loans	$186,195	$154,626	$2,453

	December 31, 2024
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance:
Commercial loans	$56,022	$53,499	$—
Commercial real estate loans	100,316	82,936	—
Residential mortgage loans and equity lines	19,340	18,831	—
Subtotal	$175,678	$155,266	$—

With allocated allowance:
Commercial loans	$18,769	$6,267	$1,208
Commercial mortgage loans	194	193	1
Residential mortgage loans and equity lines	7,786	7,435	29
Subtotal	$26,749	$13,895	$1,238
Total non-accrual loans	$202,427	$169,161	$1,238

The following tables present the average recorded investment and interest income recognized on non-accrual loans for the period indicated:

	Three Months Ended
	March 31, 2025
	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$56,112	$4
Commercial real estate loans	83,678	—
Residential mortgage loans and equity lines	28,651	—
Total non-accrual loans	$168,441	$4

	Three Months Ended
	March 31, 2024
	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$15,097	$3
Construction loans	28,099	—
Commercial real estate loans	43,871	48
Residential mortgage loans and equity lines	14,169	—
Total non-accrual loans	$101,236	$51

The following tables present the aging of the loan portfolio by type as of March 31, 2025, and as of December 31, 2024:

	March 31, 2025
	Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$71,018	$294	$595	$53,362	$125,269	$2,873,154	$2,998,423
Construction loans	13,806	7,813	—	—	21,619	311,110	332,729
Commercial real estate loans	57,707	7,832	—	76,802	142,341	10,018,593	10,160,934
Residential mortgage loans and equity lines	35,413	2,904	—	24,462	62,779	5,791,969	5,854,748
Installment and other loans	200	—	—	—	200	5,969	6,169
Total loans	$178,144	$18,843	$595	$154,626	$352,208	$19,000,795	$19,353,003

	December 31, 2024
	Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$25,164	$275	$2,590	$59,767	$87,796	$3,010,208	$3,098,004
Construction loans	5,334	—	—	—	5,334	314,315	319,649
Commercial real estate loans	16,525	13,934	1,460	83,128	115,047	9,918,783	10,033,830
Residential mortgage loans and equity lines	39,018	6,651	—	26,266	71,935	5,847,157	5,919,092
Installment and other loans	—	—	—	—	—	5,380	5,380
Total loans	$86,041	$20,860	$4,050	$169,161	$280,112	$19,095,843	$19,375,955

The Company has adopted ASU 2022-02, "Financial Instruments – Troubled Debt Restructurings ("TDR") and Vintage Disclosures". The Company has elected to apply the guidance prospectively and the practical expedient to exclude the accrued interest receivable balance from the disclosed amortized cost basis of loan modifications to debtors experiencing financial difficulty, consistent with our Allowance for Credit Losses ("ACL") approach discussed further below in this footnote.

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

The following table presents the amortized cost of loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted and the financial effects of the modifications for the three months ended March 31, 2025, and  March 31, 2024, by loan class and modification type.

	Three Months Ended March 31, 2025					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Change in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	(In thousands)
Loan Type
Commercial loans	$5,431	$130	$974	$6,535	0.22%	0.92	1.9	0.1
Commercial mortgage loans	—	—	3,201	3,201	0.03%	0.86	1.7	1.7
Residential mortgage loans	—	217	—	217	0.00%	0.00	0.0	2.0
Total	$5,431	$347	$4,175	$9,953

	Three Months Ended March 31, 2024					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Change in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	(In thousands)
Loan Type
Commercial loans	$—	$—	$2,529	$2,529	0.08%	(1.12)	2.20	0.90
Residential mortgage loans	222	—	—	222	0.00%	(0.12)	0.00	2.00
Total	$222	$—	$2,529	$2,751

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company tracks the performance of modified loans.

The following table presents information on loans that defaulted during the three months ended March 31, 2025, that received modifications within the twelve months preceding payment default.  There were no loans that received modifications which subsequently defaulted during the three months ended March 31, 2024.

	Three Months Ended March 31, 2025
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total
	(In thousands)
Loan Type
Commercial loans	$1,610	$130	$—	$1,740
Total	$1,610	$130	$—	$1,740

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification.

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the performance of loans that were modified in the twelve months ended  March 31, 2025, and 2024.

	As of March 31, 2025
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	(In thousands)
Loan Type
Commercial loans	$4,795	$—	$1,740	$6,535
Commercial real estate loans	3,201	—	—	3,201
Residential mortgage loans	217	—	—	217
Total	$8,213	$—	$1,740	$9,953

	As of March 31, 2024
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	(In thousands)
Loan Type
Commercial loans	$—	$—	$2,529	$2,529
Residential mortgage loans	—	—	222	222
Total	$—	$—	$2,751	$2,751

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of March 31, 2025, there were no commitments to lend additional funds to borrowers experiencing financial difficulty and whose loans were modified.

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

The following table summarizes the Company’s loans held for investment and current year-to-date gross write-offs as of March 31, 2025, and December 31, 2024, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification. Revolving Loans that are converted to term loans presented in the table below are excluded from the term loans by vintage year columns.

	Loans Amortized Cost Basis by Origination Year
March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$63,767	$330,063	$225,877	$165,477	$189,361	$111,102	$1,653,632	$7,519	$2,746,798
Special Mention	—	—	17,017	3,473	—	12,573	110,287	—	143,350
Substandard	—	—	5,070	10,560	3,763	28,132	61,099	749	109,373
Total	$63,767	$330,063	$247,964	$179,510	$193,124	$151,807	$1,825,018	$8,268	$2,999,521
YTD gross write-offs	$—	$20	$42	$163	$2,119	$—	$—	$—	$2,344
Construction loans
Pass/Watch	$6,121	$33,786	$56,969	$120,548	$59,450	$3,113	$886	$—	$280,873
Special Mention	—	—	—	2,100	32,910	—	—	—	35,010
Substandard	—	—	4,230	—	—	11,706	—	—	15,936
Total	$6,121	$33,786	$61,199	$122,648	$92,360	$14,819	$886	$—	$331,819
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate loans
Pass/Watch	$362,249	$1,482,810	$1,971,002	$1,679,321	$1,393,421	$2,740,738	$187,137	$—	$9,816,678
Special Mention	19,987	1,733	7,765	19,437	11,420	30,248	19,201	—	109,791
Substandard	—	—	11,348	54,030	62,419	89,230	5,841	3,200	226,068
Total	$382,236	$1,484,543	$1,990,115	$1,752,788	$1,467,260	$2,860,216	$212,179	$3,200	$10,152,537
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential mortgage loans
Pass/Watch	$152,995	$609,493	$983,090	$988,664	$758,304	$2,094,351	$—	$—	$5,586,897
Special Mention	—	498	375	3,027	831	7,254	—	—	11,985
Substandard	29	1,041	2,274	4,772	3,620	14,099	—	—	25,835
Total	$153,024	$611,032	$985,739	$996,463	$762,755	$2,115,704	$—	$—	$5,624,717
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity lines
Pass/Watch	$—	$—	$—	$—	$—	$—	$211,828	$17,163	$228,991
Substandard	—	—	—	—	—	—	2,760	147	2,907
Total	$—	$—	$—	$—	$—	$—	$214,588	$17,310	$231,898
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans
Pass/Watch	$—	$—	$—	$854	$—	$—	$—	$—	$854
Total	$—	$—	$—	$854	$—	$—	$—	$—	$854
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans	$605,148	$2,459,424	$3,285,017	$3,052,263	$2,515,499	$5,142,546	$2,252,671	$28,778	$19,341,346
Total YTD gross write-offs	$—	$20	$42	$163	$2,119	$—	$—	$—	$2,344

	Loans Amortized Cost Basis by Origination Year
December 31, 2024	2024	2023	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$400,836	$237,303	$203,190	$201,837	$27,359	$90,724	$1,675,260	$7,804	$2,844,313
Special Mention	—	17,424	740	—	9,117	5,139	92,632	—	125,052
Substandard	50	5,070	12,104	6,773	22,357	6,256	67,553	222	120,385
Doubtful	1,857	—	—	3,118	—	—	—	—	4,975
Total	$402,743	$259,797	$216,034	$211,728	$58,833	$102,119	$1,835,445	$8,026	$3,094,725
YTD gross write-offs	$188	$1,586	$3,151	$8,950	$257	$64	$12,730	$—	$26,926
Construction loans
Pass/Watch	$22,562	$55,835	$126,200	$57,546	$3,021	$—	$—	$—	$265,164
Special Mention	—	—	—	35,569	13,837	—	—	—	49,406
Substandard	—	4,230	—	—	—	—	—	—	4,230
Total	$22,562	$60,065	$126,200	$93,115	$16,858	$—	$—	$—	$318,800
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate loans
Pass/Watch	$1,463,225	$1,987,280	$1,724,563	$1,428,124	$800,645	$2,108,143	$180,394	$—	$9,692,374
Special Mention	8,805	8,292	28,465	16,462	24,844	19,888	9,939	—	116,695
Substandard	—	11,364	54,269	57,929	6,946	78,737	8,152	—	217,397
Total	$1,472,030	$2,006,936	$1,807,297	$1,502,515	$832,435	$2,206,768	$198,485	$—	$10,026,466
YTD gross write-offs	$—	$—	$—	$—	$296	$4,173	$—	$—	$4,469
Residential mortgage loans
Pass/Watch	$642,568	$1,020,419	$1,014,842	$781,218	$452,623	$1,745,923	$—	$—	$5,657,593
Special Mention	—	—	—	—	33	1,585	—	—	1,618
Substandard	397	2,513	4,362	5,183	4,191	13,436	—	—	30,082
Total	$642,965	$1,022,932	$1,019,204	$786,401	$456,847	$1,760,944	$—	$—	$5,689,293
YTD gross write-offs	$—	$—	$—	$59	$—	$—	$—	$—	$59
Equity lines
Pass/Watch	$—	$—	$72	$—	$—	$—	$211,374	$16,277	$227,723
Special Mention	—	—	—	—	—	—	—	11	11
Substandard	—	—	—	—	—	—	2,927	161	3,088
Total	$—	$—	$72	$—	$—	$—	$214,301	$16,449	$230,822
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$3	$—	$3
Installment and other loans
Pass/Watch	$5,264	$—	$44	$—	$—	$—	$—	$—	$5,308
Total	$5,264	$—	$44	$—	$—	$—	$—	$—	$5,308
YTD gross write-offs	$—	$—	$15	$—	$—	$—	$—	$—	$15
Total loans	$2,545,564	$3,349,730	$3,168,851	$2,593,759	$1,364,973	$4,069,831	$2,248,231	$24,475	$19,365,414
Total YTD gross write-offs	$188	$1,586	$3,166	$9,009	$553	$4,237	$12,733	$—	$31,472

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

The following tables set forth activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2025, and March 31, 2024.

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:
December 31, 2024 Ending Balance	$57,796	$8,185	$79,597	$16,181	$6	$161,765
Provision/(reversal) for expected credit losses	13,301	355	1,214	(733)	11	14,148
Charge-offs	(2,344)	—	—	—	—	(2,344)
Recoveries	270	—	90	7	—	367
Net (charge-offs)	(2,074)	—	90	7	—	(1,977)
March 31, 2025 Ending Balance	$69,023	$8,540	$80,901	$15,455	$17	$173,936

Allowance for unfunded credit commitments:
December 31, 2024 Ending Balance	$7,780	$1,896	$—	$—	$—	$9,676
Provision for expected credit losses	1,277	75	—	—	—	1,352
March 31, 2025 Ending Balance	$9,057	$1,971	$—	$—	$—	$11,028

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:
December 31, 2023 Ending Balance	$53,791	$8,180	$74,428	$18,140	$23	$154,562
(Reversal)/provision for expected credit losses	(1,374)	359	2,872	(677)	(13)	1,167
Charge-offs	(1,939)	—	(251)	(3)	—	(2,193)
Recoveries	812	—	—	241	—	1,053
Net (charge-offs)	(1,127)	—	(251)	238	—	(1,140)
March 31, 2024 Ending Balance	$51,290	$8,539	$77,049	$17,701	$10	$154,589

Allowance for unfunded credit commitments:
December 31, 2023 Ending Balance	$6,888	$2,165	$—	$—	$—	$9,053
Provision for expected credit losses	572	161	—	—	—	733
March 31, 2024 Ending Balance	$7,460	$2,326	$—	$—	$—	$9,786

Loans Held-for-Sale

At the time of commitment to originate or purchase a loan, the loan is determined to be held for investment if it is in the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including asset/liability and credit risk management.  When the Company subsequently changes its intent to hold certain loans, the loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value.  As of March 31, 2025, there were $11.7 million of loans held-for-sale, which were comprised of commercial loans and commercial real estate loans.  There were no loans held-for-sale as of December 31, 2024.

Loan Transfers, Sales and Purchases

The Company purchases and sells loans in the secondary market in the ordinary course of business.  From time to time, purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to the allowance for loan losses are recorded, when appropriate. During the three months ended March 31, 2025, the Company transferred $2.1 million in commercial loans and  $9.6 million in commercial real estate loans held for investment to loans held for sale.  Net gains on sale of loans, excluding the lower of cost or fair value adjustments, were $121 thousand for the three months ended March 31, 2025.  There were no lower of cost or fair value adjustments during the three months ended March 31, 2025.

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

The Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships were $98.8 million and $99.5 million as of March 31, 2025, and December 31, 2024, respectively.

10. Borrowed Funds

Borrowings from the Federal Home Loan Bank (“FHLB”) – There were no over-night borrowings from the FHLB as of March 31, 2025, and  December 31, 2024. Advances from the FHLB were $95.0 million at a weighted average rate 4.59% as of March 31, 2025, and $60.0 million at a weighted average rate of 5.08% as of December 31, 2024. As of March 31, 2025, final maturity for the FHLB advances was $95.0 million in April 2025. Our unused borrowing capacity from the FHLB as of March 31, 2025, and December 31, 2024, was $7.35 billion and $7.47 billion, respectively, and unpledged securities at March 31, 2025, and  December 31, 2024, was $1.42 billion and $1.53 billion, respectively.

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

At March 31, 2025, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 6.88%, compared to $119.1 million with a weighted average rate of 7.75% at December 31, 2024. The Junior Subordinated Notes have a stated maturity term of 30 years.

11. Income Taxes

The effective tax rate for the first quarter of 2025 was 19.8% compared to 10.8% for the first quarter of 2024. The effective tax rate for the first quarter of 2025 includes the impact of low-income housing tax credits and for the first quarter of 2024 includes the impact of alternative energy investment and low-income housing tax credits.

The Company’s tax returns are open for audit by the Internal Revenue Service back to 2022 and by the California Franchise Tax Board back to 2021.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025, and December 31, 2024:

	March 31, 2025
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities AFS
U.S. Treasury securities	$541,644	$—	$—	$541,644
U.S. government agency entities	—	8,723	—	8,723
Mortgage-backed securities	—	679,675	—	679,675
Collateralized mortgage obligations	—	24,663	—	24,663
Corporate debt securities	—	179,335	—	179,335
Total securities AFS	541,644	892,396	—	1,434,040

Equity securities
Mutual funds	5,615	—	—	5,615
Preferred stock of government sponsored entities	7,245	—	—	7,245
Other equity securities	15,839	—	—	15,839
Total equity securities	28,699	—	—	28,699

Interest rate swaps	—	32,468	—	32,468
Foreign exchange contracts	—	578	—	578
Total assets	$570,343	$925,442	$—	$1,495,785

Liabilities
Interest rate swaps	$—	$33,565	$—	$33,565
Foreign exchange contracts	—	324	—	324
Total liabilities	$—	$33,889	$—	$33,889

	December 31, 2024
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities AFS
U.S. Treasury securities	$621,462	$—	$—	$621,462
U.S. government agency entities	—	9,149	—	9,149
Mortgage-backed securities	—	684,016	—	684,016
Collateralized mortgage obligations	—	24,556	—	24,556
Corporate debt securities	—	207,945	—	207,945
Total securities AFS	621,462	925,666	—	1,547,128

Equity securities
Mutual funds	5,532	—	—	5,532
Preferred stock of government sponsored entities	7,287	—	—	7,287
Other equity securities	20,071	—	—	20,071
Total equity securities	32,890	—	—	32,890

Interest rate swaps	—	39,958	—	39,958
Foreign exchange contracts	—	490	—	490
Total assets	$654,352	$966,114	$—	$1,620,466

Liabilities
Interest rate swaps	$—	$36,319	$—	$36,319
Foreign exchange contracts	—	785	—	785
Total liabilities	$—	$37,104	$—	$37,104

Financial assets and liabilities measured at estimated fair value on a non-recurring basis:

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the periods ended March 31, 2025, and December 31, 2024, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024, the following tables set forth the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of March 31, 2025, and December 31, 2024, and the total losses for the periods indicated:

	As of March 31, 2025				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Three Months Ended
	Level 1	Level 2	Level 3	Measurements	March 31, 2025	March 31, 2024
	(In thousands)
Assets
Non-accrual loans by type:
Commercial loans	$—	$—	$6,395	$6,395	$—	$1,038
Commercial real estate loans	—	—	15,208	15,208	—	251
Residential mortgage loans and equity lines	—	—	236	236	—	—
Total non-accrual loans	—	—	21,839	21,839	—	1,289
Other real estate owned (1)	—	—	19,600	19,600	—	—
Other equity securities	—	—	1,539	1,539	—	—
Investments in venture capital	—	—	84	84	—	—
Total assets	$—	$—	$43,062	$43,062	$—	$1,289

(1) Other real estate owned balance of $18.5 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2024				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Measurements	December 31, 2024	December 31, 2023
	(In thousands)
Assets
Non-accrual loans by type:
Commercial loans	$—	$—	$10,896	$10,896	$5,654	$—
Commercial real estate loans	—	—	15,320	15,320	4,049	4,069
Commercial real estate loans	—	—	243	243	59	—
Total non-accrual loans	—	—	26,459	26,459	9,762	4,069
Other real estate owned (1)	—	—	24,126	24,126	—	—
Other equity securities	—	—	1,539	1,539	—	—
Investments in venture capital	—	—	86	86	147	227
Total assets	$—	$—	$52,210	$52,210	$9,909	$4,296

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

The following table sets forth the carrying and notional amounts and estimated fair value of financial instruments as of March 31, 2025, and December 31, 2024:

	March 31, 2025		December 31, 2024
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$175,027	$175,027	$157,167	$157,167
Short-term investments	1,209,487	1,209,487	882,353	882,353
Securities AFS	1,434,040	1,434,040	1,547,128	1,547,128
Loans held-for-sale	11,759	11,759	—	—
Loans held for investment, net	19,167,410	19,563,984	19,203,649	19,500,647
Equity securities	30,238	30,238	34,429	34,429
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$155,622	$578	$62,794	$490
Interest rate swaps	1,021,825	32,468	1,065,580	39,958

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$19,817,528	$19,795,020	$19,686,199	$19,670,327
Advances from Federal Home Loan Bank	95,000	94,645	60,000	59,606
Other borrowings	17,696	15,446	17,740	15,281
Long-term debt	119,136	74,944	119,136	73,752

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$87,174	$324	$171,945	$785
Interest rate swaps	1,241,528	33,565	1,198,471	36,319

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,576,752	$(20,113)	$3,470,296	$(18,226)
Standby letters of credit	444,189	(2,702)	439,769	(2,900)
Other letters of credit	10,645	(12)	12,347	(14)

The following tables set forth the level in the fair value hierarchy for the estimated fair values of financial instruments as of March 31, 2025, and December 31, 2024, excluding financial instruments recorded at fair value on a recurring basis already presented in other tables in this note:

	As of March 31, 2025
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$175,027	$175,027	$—	$—
Short-term investments	1,209,487	1,209,487	—	—
Loans held-for-sale	11,759	—	11,759	—
Loans held for investment, net	19,563,984	—	—	19,563,984
Equity securities	1,539	—	—	1,539
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Financial Liabilities
Deposits	19,795,020	—	—	19,795,020
Advances from Federal Home Loan Bank	94,645	—	94,645	—
Other borrowings	15,446	—	—	15,446
Long-term debt	74,944	—	74,944	—

	As of December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$157,167	$157,167	$—	$—
Short-term investments	882,353	882,353	—	—
Loans held for investment, net	19,500,647	—	—	19,500,647
Equity securities	1,539	—	—	1,539
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Financial Liabilities
Deposits	19,670,327	—	—	19,670,327
Advances from Federal Home Loan Bank	59,606	—	59,606	—
Other borrowings	15,281	—	—	15,281
Long-term debt	73,752	—	73,752	—

13. Goodwill and Other Intangible Assets

Goodwill. Total goodwill was $375.7 million as of March 31, 2025, and remains unchanged compared with December 31, 2024. The Company completed its annual goodwill impairment testing and concluded that goodwill was not impaired as of December 31, 2024. Additionally, the Company reviewed the macroeconomic conditions on its business performance and market capitalization during the first three months of 2025 and concluded that goodwill was not impaired as of  March 31, 2025.

Core Deposit Intangibles.

The following table presents the gross carrying amount and accumulated amortization of core deposits intangible assets as of March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
	(In thousands)
Gross balance	$10,562	$10,562
Accumulated amortization	(6,542)	(6,292)
Impairment	(1,324)	(1,324)
Net carrying balance	$2,696	$2,946

There were no impairment write-downs included in amortization of core deposit intangibles for the three months ended  March 31, 2025 and $88 thousand in impairment write-downs for the three months ended March 31, 2024.

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $250 thousand and $339 thousand for the three months ended March 31, 2025, and 2024, respectively.

The following table presents the estimated aggregate amortization expense of core deposit intangibles for each of the remaining years:

Amount
(In thousands)
2025	$696
2026	870
2027	870
2028	260
Total	$2,696

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

The Company offers various interest rate derivative contracts to its clients. When derivative transactions are executed with its clients, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with clients throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements. As of March 31, 2025, and December 31, 2024, the Company had outstanding interest rate derivative contracts with certain clients and third-party financial institutions with a notional amount of $723.5 million and $680.5 million, respectively, with a fair value of $27.9 million and $32.7 million, respectively, for both clients and third-party financial institutions. As of March 31, 2025, and  December 31, 2024, for borrower swap transactions, there were no notional amount of interest rate swaps cleared through the CCP.

In May 2014, Bancorp entered into interest rate swap contracts in the notional amount of $119.1 million for a period of ten years. The objective of these interest rate swap contracts, which were designated as hedging instruments in cash flow hedges, was to hedge the quarterly interest payments on Bancorp’s $119.1 million of Junior Subordinated Debentures that had been issued to five trusts, throughout the ten-year period beginning in June 2014 and ending in June 2024, from the risk of variability of these payments resulting from changes in the three-month LIBOR interest rate. The Company early terminated these cash flow derivative swaps in 2022 and realized a gain of $4.0 million for the year ended December 31, 2022, and recognized the amount as a reduction of long-term debt interest expense over the remaining life of the swaps on a straight-line basis ending in June 2024.

As of March 31, 2025, the Bank’s outstanding fair value interest rate swap contracts matched to individual fixed-rate commercial real estate loans had a notional amount of $74.8 million with a fair value of $2.5 million and various terms from three to ten years. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of March 31, 2025 and 2024, the ineffective portion of these interest rate swaps was not significant.

The Company has designated as a partial-term hedging election of $713.5 million notional with a net fair value loss of $3.6 million as last-of-layer hedge on pools of loans with a notational value of $1.16 billion as of March 31, 2025. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month Term SOFR interest rate swaps to convert the last-of-layer $713.5 million portion of $1.16 billion fixed rate loan pools in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranches. As of March 31, 2025, the last-of-layer loan tranche had a net fair value gain basis adjustment of $4.9 million. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

Interest rate swap contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have a strong credit profile and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Bancorp’s interest rate swaps had been assigned by the counterparties to a derivative clearing organization.

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of March 31, 2025, and December 31, 2024, were as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Fair value swap hedges:
Notional	$788,304	$875,117
Weighted average fixed rate-pay	3.88%	3.55%
Weighted average variable rate spread	0.21%	0.22%
Weighted average variable rate-receive	4.55%	5.36%

Net (loss)/gain(1)	$(1,092)	$3,644

	Three Months Ended
	March 31, 2025	March 31, 2024
Periodic net settlement of swaps (2)	$1,500	$6,841

(1) the amount is included in other non-interest income.
(2) the amount of periodic net settlement of interest rate swaps was included in interest income.

Included in the total notional amount of $788.3 million of the fair value interest rate contracts entered into with financial counterparties as of March 31, 2025, was a notional amount of $572.4 million of interest rate swaps that cleared through the CCP. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $3.2 million as of March 31, 2025.

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

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of March 31, 2025, and December 31, 2024, not including interest rate swaps cleared through the CCP, were as follows:

Derivative financial instruments not designated as hedging instruments:	March 31, 2025	December 31, 2024
	(In thousands)
Notional amounts:
Forward, and swap contracts with positive fair value	$786,315	$743,257
Forward, and swap contracts with negative fair value	$895,466	$852,409
Fair value:
Forward, and swap contracts with positive fair value	$28,501	$33,237
Forward, and swap contracts with negative fair value	$(28,246)	$(33,531)

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

Financial instruments that are eligible for offset in the Consolidated Balance Sheets, as of March 31, 2025, and December 31, 2024, are set forth in the following table:

				Gross Amounts Not
				Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
March 31, 2025
Assets:
Derivatives	$32,468	$23,950	$8,518	$—	$726	$7,792

Liabilities:
Derivatives	$33,565	$—	$33,565	$—	$—	$33,565

December 31, 2024
Assets:
Derivatives	$39,958	$34,609	$5,349	$—	$174	$5,175

Liabilities:
Derivatives	$36,319	$—	$36,319	$—	$—	$36,319

16. Revenue from Contracts with Clients

The following is a summary of revenue from contracts with clients that are in-scope and not in-scope under ASC Topic 606:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$2,436	$2,238
Wealth management fees	6,169	5,638
Other service fees(1)	4,483	4,050
Total in-scope non-interest income	13,088	11,926

Non-interest loss, not in-scope(2)	(1,884)	(5,315)
Total non-interest income	$11,204	$6,611

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

17. Stockholders’ Equity

Total equity was $2.87 billion as of March 31, 2025, an increase of $19.5 million, from $2.85 billion as of December 31, 2024, primarily due to net income of $69.5 million, other comprehensive income of $13.9 million, stock-based compensation of $1.5 million, and proceeds from dividend reinvestment of $0.7 million, offset by purchase of treasury stock of $41.5 million, common stock cash dividends of $23.9 million, and shares withheld related to net share settlement of RSUs of $0.8 million.

Activity in accumulated other comprehensive income/(loss), net of tax, and reclassification out of accumulated other comprehensive income/(loss) for the three months ended March 31, 2025, and March 31, 2024, was as follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, (loss)/gain, net of tax
Securities AFS			$(85,607)			$(86,190)
Cash flow hedge derivatives			—			774
Total			$(85,607)			$(85,416)

Net unrealized gains/(losses) arising during the period
Securities AFS	$19,676	$5,816	$13,860	$(8,010)	$(2,368)	$(5,642)
Cash flow hedge derivatives	—	—	—	(626)	(185)	(441)
Total	$19,676	$5,816	$13,860	$(8,636)	$(2,553)	$(6,083)

Reclassification adjustment for net losses in net income
Securities AFS	$—	$—	$—	$(1,107)	$(327)	$(780)
Cash flow hedge derivatives	—	—	—	—	—	—
Total	—	—	—	(1,107)	(327)	(780)

Total other comprehensive income/(loss)
Securities AFS	$19,676	$5,816	$13,860	$(9,117)	$(2,695)	$(6,422)
Cash flow hedge derivatives	—	—	—	(626)	(185)	(441)
Total	$19,676	$5,816	$13,860	$(9,743)	$(2,880)	$(6,863)

Ending balance, (loss)/gain, net of tax
Securities AFS			$(71,747)			$(92,612)
Cash flow hedge derivatives			—			333
Total			$(71,747)			$(92,279)

18. Stock Repurchase Program

On February 28, 2025, the Company completed its May 2024 stock buyback program by repurchasing 876,906 shares at an average cost of $46.83 in the first quarter of 2025, for a total of $41.1 million.

19. Subsequent Events

The Company has evaluated the effect of events that have occurred subsequent to March 31, 2025, through the date of issuance of the Consolidated Financial Statements, and, based on such evaluation, the Company believes that there have been no material events during such period that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is based on the assumption that the reader has access to and has read the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on, among other things, the carrying value of net loans. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described in “Allowance for Credit Losses” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2024 Form 10-K. For more information, please also see Note 2 to the Company’s unaudited Consolidated Financial Statements.

Highlights

●	Net interest margin increased to 3.25% during the first quarter from 3.07% in the fourth quarter of 2024.
●	Total loans, excluding loans held for sale, decreased to $19.35 billion or 0.12%, from $19.38 billion in the fourth quarter of 2024.
●	Total deposits increased $131.3 million or 0.7%, to $19.82 billion in the first quarter of 2025.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended March 31, 2025, was $69.5 million, a decrease of $1.9 million, or 2.7%, compared to net income of $71.4 million for the same quarter a year ago. Diluted earnings per share for the quarter ended March 31, 2025, was $0.98 per share compared to $0.98 per share for the same quarter a year ago.

Return on average stockholders’ equity was 9.84% and return on average assets was 1.22% for the quarter ended March 31, 2025, compared to a return on average stockholders’ equity of 10.40% and a return on average assets of 1.23% for the same quarter a year ago.

Financial Performance

	Three months ended
	March 31, 2025	March 31, 2024
	(In millions, except per share and ratio data)
Net income	$69.5	$71.4
Basic earnings per common share	$0.99	$0.98
Diluted earnings per common share	$0.98	$0.98
Return on average assets	1.22%	1.23%
Return on average total stockholders' equity	9.84%	10.40%
Efficiency ratio	45.60%	53.22%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $8.0 million, or 4.7%, to $176.6 million during the first quarter of 2025, compared to $168.6 million during the same quarter a year ago. The increase was due primarily to a decrease in interest expense from deposits, offset by a decrease in interest income from loans and securities.

The net interest margin was 3.25% for the first quarter of 2025 compared to 3.05% for the first quarter of 2024.

For the first quarter of 2025, the yield on average interest-earning assets was 5.89%, the cost of funds on average interest-bearing liabilities was 3.46%, and the average cost of interest-bearing deposits was 3.43%. In comparison, for the first quarter of 2024, the yield on average interest-earning assets was 6.01%, the cost of funds on average interest-bearing liabilities was 3.87%, and the average cost of interest-bearing deposits was 3.78%. The decrease in the yield on average interest-bearing liabilities and on average interest-earning assets resulted mainly from lower interest rates on deposits and lower interest rates on loans and securities, respectively. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 2.43% for the quarter ended March 31, 2025, compared to 2.14% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended March 31, 2025, and 2024. The average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Three Months Ended March 31,
	2025			2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(In thousands)
Interest-earning assets:
Total loans (1)	$19,332,602	$293,984	6.17%	$19,498,954	$302,528	6.24%
Investment securities	1,457,724	12,103	3.37	1,638,317	14,951	3.67
Federal Home Loan Bank stock	17,250	379	8.92	23,006	431	7.53
Deposits with banks	1,202,304	12,929	4.36	1,093,972	14,732	5.42
Total interest-earning assets	22,009,880	319,395	5.89	22,254,249	332,642	6.01
Non-interest earning assets:
Cash and due from banks	177,081			183,670
Other non-earning assets	1,173,911			1,180,942
Total non-interest earning assets	1,350,992			1,364,612
Less: Allowance for loan losses	(161,781)			(155,235)
Deferred loan fees	(11,213)			(11,725)
Total assets	$23,187,878			$23,451,901

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,142,241	$8,863	1.68%	$2,312,246	$12,572	2.19%
Money market accounts	3,382,292	28,591	3.43	3,114,298	27,366	3.53
Savings accounts	1,289,628	4,980	1.57	1,046,103	2,850	1.10
Time deposits	9,582,826	96,066	4.07	9,720,917	109,546	4.53
Total interest-bearing deposits	16,396,987	138,500	3.43	16,193,564	152,334	3.78

Other borrowings	215,021	2,236	4.22	730,779	10,015	5.51
Long-term debt	119,136	2,020	6.88	119,136	1,721	5.81
Total interest-bearing liabilities	16,731,144	142,756	3.46	17,043,479	164,070	3.87

Non-interest bearing liabilities:
Demand deposits	3,305,149			3,338,551
Other liabilities	286,876			308,028
Total equity	2,864,709			2,761,843
Total liabilities and equity	$23,187,878			$23,451,901

Net interest spread			2.43%			2.14%
Net interest income		$176,639			$168,572
Net interest margin			3.25%			3.05%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the three months ended March 31, 2025 and 2024:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three Months Ended March 31,
	2025-2024
	Increase/(Decrease) in
	Net Interest Income Due to
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$(3,603)	$(4,941)	$(8,544)
Investment securities	(1,628)	(1,220)	(2,848)
Federal Home Loan Bank stock	(122)	70	(52)
Deposits with other banks	1,337	(3,140)	(1,803)
Total changes in interest income	(4,016)	(9,231)	(13,247)

Interest-bearing liabilities:
Interest-bearing demand accounts	(890)	(2,819)	(3,709)
Money market accounts	2,132	(907)	1,225
Savings accounts	749	1,381	2,130
Time deposits	(1,634)	(11,846)	(13,480)
Other borrowed funds	(5,837)	(1,942)	(7,779)
Long-term debts	—	299	299
Total changes in interest expense	(5,480)	(15,834)	(21,314)

Changes in net interest income	$1,464	$6,603	$8,067

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for credit losses

The Company recorded a provision for credit losses of $15.5 million in the first quarter of 2025 compared with $1.9 million in the first quarter of 2024. As of March 31, 2025, the allowance for credit losses, comprised of the reserve for loan losses and the reserve for unfunded loan commitments, increased $13.5 million to $184.9 million, or 0.96% of gross loans, compared to $171.4 million, or 0.88% of gross loans, as of December 31, 2024. The change in the allowance for credit losses during the first quarter of 2025 consisted of a $15.5 million provision for credit losses, the majority of which related to one commercial loan, and $2.0 million in net charge-offs.

The following table sets forth the charge-offs and recoveries for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Charge-offs:
Commercial loans	$2,344	$1,939
Real estate loans (1)	—	254
Total charge-offs	2,344	2,193
Recoveries:
Commercial loans	270	812
Real estate loans (1)	97	241
Total recoveries	367	1,053
Net charge-offs	$1,977	$1,140

(1) Real estate loans include commercial real estate loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), wealth management fees, and other sources of fee income, was $11.2 million for the first quarter of 2025, an increase of $4.6 million, or 69.7%, compared to $6.6 million for the first quarter of 2024. The increase was primarily due to a decrease of $4.8 million in unrealized loss on equity securities when compared to the same quarter a year ago.

Non-Interest Expense

Non-interest expense decreased $7.5 million, or 8.0%, to $85.7 million in the first quarter of 2025 compared to $93.2 million in the same quarter a year ago. The decrease in non-interest expense in the first quarter of 2025 was primarily due to a decrease of $5.4 million in amortization expense of investments in low-income housing and alternative energy partnerships and a decrease of $2.7 million in FDIC and state assessment when compared to the same quarter a year ago. The efficiency ratio was 45.60% in the first quarter of 2025 compared to 53.22% for the same quarter a year ago.

Income Taxes

The effective tax rate for the first quarter of 2025 was 19.8% compared to 10.8% for the first quarter of 2024. The effective tax rate includes the impact of low-income housing tax credits in 2025 and solar tax credits and low-income housing tax credits in 2024.

Balance Sheet Review

Assets

Total assets were $23.21 billion as of March 31, 2025, an increase of $150.3 million, or 0.7%, from $23.05 billion as of December 31, 2024.

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

The amortized cost of the Company’s AFS debt securities exclude accrued interest, which is included in “accrued interest income” on the Consolidated Balance Sheets. The Company has made an accounting policy election not to measure an allowance for credit losses for accrued interest receivables on AFS debt securities since the Company timely reverses any previously accrued interest when the debt security remains in default for an extended period. As each AFS debt security has a unique security structure, where the accrual status is clearly determined when certain criteria listed in the terms are met, the Company assesses the default status of each security as defined by the debt security’s specific security structure. At March 31, 2025, no AFS debt securities were in default.

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

Securities available-for-sale represented 6.2% of total assets as of March 31, 2025, compared to 6.7% of total assets as of December 31, 2024. Securities available-for-sale were $1.43 billion as of March 31, 2025, compared to $1.55 billion as of December 31, 2024.

Securities available-for-sale having a carrying value of $17.1 million as of March 31, 2025, and $17.8 million as of December 31, 2024, were pledged to secure public deposits and other borrowings.

Loans

Gross loans held for investment were $19.35 billion at March 31, 2025, a decrease of $23.0 million, or 0.12%, from $19.38 billion at December 31, 2024. The decrease was primarily due to a decrease of $99.6 million, or 3.2%, in commercial loans, and a decrease of $65.5 million, or 1.2% in residential mortgage loans, offset, in part, by an increase of $127.1 million, or 1.3% in commercial real estate loans, and an increase of $13.1 million, or 4.1% in real estate construction loans.

The loan held for investment balances and composition at March 31, 2025, compared to December 31, 2024, are set forth below:

	March 31, 2025	% of Gross Loans	December 31, 2024	% of Gross Loans	% Change
	(in thousands)

Commercial loans	$2,998,423	15.5%	$3,098,004	16.0%	(3.2%)
Construction loans	332,729	1.7	319,649	1.6	4.1
Commercial real estate loans	10,160,934	52.5	10,033,830	51.8	1.3
Residential mortgage loans and equity lines	5,854,748	30.3	5,919,092	30.6	(1.1)
Installment and other loans	6,169	—	5,380	—	14.7
Gross loans held for investment	$19,353,003	100%	$19,375,955	100%	(0.1%)
Allowance for loan losses	(173,936)		(161,765)		7.5
Unamortized deferred loan fees	(11,657)		(10,541)		10.6
Total loans held for investment, net	$19,167,410		$19,203,649		(0.2%)

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

The ratio of non-performing assets to total assets was 0.75% as of March 31, 2025, compared to 0.85% as of December 31, 2024. Total non-performing assets decreased $22.6 million, or 11.5% to $173.7 million at March 31, 2025, compared to $196.3 million at December 31, 2024, primarily due to a decrease of $14.6 million, or 8.6%, in non-accrual loans, a decrease of $4.6 million, or 19.9% in other real estate owned, and a decrease of $3.4 million, or 85.3% in accruing loans past due 90 days or more.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets were 0.90% as of March 31, 2025, compared to 1.01% as of December 31, 2024. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 119.16% as of March 31, 2025, from 98.98% as of December 31, 2024.

The following table sets forth the changes in non-performing assets as of March 31, 2025, compared to December 31, 2024, and to March 31, 2024:

	March 31, 2025	December 31, 2024	% Change	March 31, 2024	% Change
	(in thousands)
Non-performing assets
Accruing loans past due 90 days or more	$595	$4,050	(85)	$7,560	(92)
Non-accrual loans:
Construction loans	—	—	—	22,998	(100)
Commercial real estate loans	76,802	83,128	(8)	47,465	62
Commercial loans	53,362	59,767	(11)	14,642	264
Residential mortgage loans	24,462	26,266	(7)	13,002	88
Total non-accrual loans	$154,626	$169,161	(9)	$98,107	58
Total non-performing loans	155,221	173,211	(10)	105,667	47
Other real estate owned	18,484	23,071	(20)	19,441	(5)
Total non-performing assets	$173,705	$196,282	(12)	$125,108	39
Accruing loan modifications to borrowers experiencing financial difficulties	$8,213	$—		$—

Non-accrual loans held for sale	$11,759	$—		$—

Allowance for loan losses	$173,936	$161,765	8	$154,589	13
Allowance for unfunded loan commitments	$11,028	$9,677	14	$9,786	13

Total gross loans outstanding, excluding loans held for sale, at period-end	$19,353,003	$19,375,955	(0)	$19,429,396	(0)

Allowance for loan losses to non-performing loans, at period-end	112.06%	93.39%		146.30%
Allowance for credit losses to non-performing loans, at period-end	119.16%	98.98%		155.56%
Allowance for loan losses to gross loans, excluding loans held for sale, at period-end	0.90%	0.83%		0.80%

Non-accrual Loans

As of March 31, 2025, total non-accrual loans were $154.6 million, a decrease of $14.6 million, or 8.6%, from $169.2 million at December 31, 2024, and an increase of $56.5 million, or 57.6%, from $98.1 million at March 31, 2024. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly.

The following tables set forth the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	March 31, 2025		December 31, 2024
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$50,580	$4,452	$52,930	$5,259
Commercial real estate	50,684	—	56,464	576
Personal property (UCC)	—	48,910	—	53,932
Total	$101,264	$53,362	$109,394	$59,767

(1) Real estate includes commercial real estate loans, construction loans, residential mortgage loans, equity lines and installment & other loans.

	March 31, 2025		December 31, 2024
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$41,275	$5,000	$45,278	$5,000
Wholesale/Retail	29,186	42,673	30,415	47,080
Food/Restaurant	53	250	56	250
Import/Export	—	4,849	—	6,795
Other	30,750	590	33,645	642
Total	$101,264	$53,362	$109,394	$59,767

(1) Real estate includes commercial real estate loans, construction loans, residential mortgage loans, equity lines and installment & other loans.

For non-accrual loans, the amounts previously charged-off represent 11.9% of the contractual balances for non-accrual loans as of March 31, 2025, and 11.7% as of December 31, 2024. As of March 31, 2025, $101.3 million, or 65.5%, of the $154.6 million of non-accrual loans were secured by real estate compared to $109.4 million, or 64.7%, of the $169.2 million of non-accrual loans that were secured by real estate as of December 31, 2024. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

The allowance for loan losses to non-performing loans was 112.06% as of March 31, 2025, compared to 93.39% as of December 31, 2024. The increase was due primarily to a decrease in non-accrual loans. Non-accrual loans also include those modified loans to borrowers experiencing financial difficulty that do not qualify for accrual status.

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

As of March 31, 2025, construction loans of $247.1 million were disbursed with pre-established interest reserves of $31.6 million, compared to $227.9 million with pre-established interest reserves of $31.3 million at December 31, 2024.  The balance for construction loans with interest reserves that have been extended was $4.2 million with pre-established interest reserves of $1.1 million at March 31, 2025, compared to $4.2 million with pre-established interest reserves of $53 thousand at December 31, 2024.  Land loans of $1.1 million were disbursed with pre-established interest reserves of $97 thousand at March 31, 2025, compared to no land loans disbursements with pre-established interest reserves at December 31, 2024. There were no land loans with interest reserves which have been extended as of March 31, 2025, and December 31, 2024.

At March 31, 2025, and December 31, 2024, the Bank had no loans on non-accrual status with available interest reserves.  At March 31, 2025, and December 31, 2024, there were no non-accrual non-residential construction loans, residential construction loans, or land loans that were originated with pre-established interest reserves.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of the property, or some combination of these two factors.

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

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 15% and 15% of the Bank’s total risk-based capital as of March 31, 2025, and December 31, 2024, respectively. Total CRE loans represented 286% of total risk-based capital as of March 31, 2025, and 289% as of December 31, 2024, which were within the Bank’s internal limit of 400%, of total capital.

CRE and Construction Loans ("CREC")

The Company’s total CREC loan portfolio is diversified by property type with an average CREC loan size of $1.9 million as of March 31, 2025, and December 31, 2024. The following table summarizes the Company’s total CREC loans by property type as of March 31, 2025, and December 31, 2024:

	As of March 31, 2025		As of December 31, 2024
(In thousands)	Amount	%	Amount	%
Property type:
Retail	$2,463,997	23%	$2,432,022	24%
Multifamily	2,722,977	26%	2,723,890	26%
Office	1,462,706	14%	1,449,049	14%
Warehouse	1,279,448	12%	1,248,439	12%
Industrial	637,881	6%	635,907	6%
Hospitality	307,027	3%	292,463	3%
Construction & Land	417,911	4%	403,060	4%
Other	1,201,717	12%	1,168,649	11%
Total CREC loans	$10,493,664	100%	$10,353,479	100%

The weighted-average loan-to-value (“LTV”) ratio of the total CREC loan portfolio was 49% as of March 31, 2025, and December 31, 2024. Approximately 86% and 85% of total CREC loans had an LTV ratio of 60% or lower as of March 31, 2025, and December 31, 2024, respectively.

The following tables provide a summary of the Company’s CREC, multifamily residential, and construction and land loans by geography as of March 31, 2025, and December 31, 2024. The distribution of the total CREC loan portfolio reflects the Company’s geographical footprint, which is primarily concentrated in California:

	As of March 31, 2025
(In thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$2,566,589		$928,768		$238,719		$3,734,076
Northern California	1,056,470		154,440		25,482		1,236,392
California	3,623,059	49%	1,083,208	40%	264,201	63%	4,970,468	47%
New York	2,212,020	30%	1,214,743	45%	111,774	27%	3,538,537	34%
Texas	364,262	5%	151,632	5%	3,640	1%	519,534	5%
Illinois	242,383	3%	45,833	2%	499	0%	288,715	3%
New Jersey	156,178	2%	17,236	1%	—	0%	173,414	2%
Nevada	161,762	2%	31,281	1%	23,326	6%	216,369	2%
Washington	84,569	1%	145,826	5%	6,141	1%	236,536	2%
Other markets	508,543	8%	33,218	1%	8,330	2%	550,091	5%
Total CREC loans	$7,352,776	100%	$2,722,977	100%	$417,911	100%	$10,493,664	100%

	As of December 31, 2024
(In thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$2,498,806		$928,376		$235,618		$3,662,800
Northern California	1,057,781		162,218		27,648		1,247,647
California	3,556,587	49%	1,090,594	40%	263,266	65%	4,910,447	47%
New York	2,194,173	31%	1,202,183	44%	101,887	25%	3,498,243	34%
Texas	343,271	5%	160,207	6%	6,130	2%	509,608	5%
Illinois	242,066	3%	46,294	2%	242	0%	288,602	3%
New Jersey	153,599	2%	17,535	1%	—	0%	171,134	2%
Nevada	161,095	2%	28,775	1%	23,205	6%	213,075	2%
Washington	85,784	1%	146,258	5%	—	0%	232,042	2%
Other markets	489,954	7%	32,044	1%	8,330	2%	530,328	5%
Total CREC loans	$7,226,529	100%	$2,723,890	100%	$403,060	100%	$10,353,479	100%

There were 47% of total CREC loans concentrated in California as of March 31, 2025, and December 31, 2024. Changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses.

Commercial Real Estate Loans

The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. CRE loans totaled $7.35 billion as of March 31, 2025, compared with $7.23 billion as of December 31, 2024, and accounted for 38% and 37% of total loans held-for-investment, not including loans held for sale, as of March 31, 2025, and December 31, 2024, respectively. Interest rates on CRE loans may be fixed or variable. As of March 31, 2025, 28% and 35% of our CRE portfolio were variable rate and hybrid loans in their fixed period, respectively. In comparison, as of December 31, 2024, 25% and 37% of our CRE portfolio were variable rate and hybrid loans in their fixed period, respectively. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 24% of the CRE loans as of March 31, 2025, and December 31, 2024. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial-Multifamily Residential Loans

The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. Multifamily residential loans totaled $2.72 billion as of March 31, 2025, compared with $2.72 billion as of December 31, 2024, and accounted for 14% of total loans held-for investment, not including loans held for sale, as of March 31, 2025, and December 31, 2024. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans. As of March 31, 2025, 20% and 40% of our multifamily residential loan portfolio were variable rate and hybrid loans in their fixed period, respectively. In comparison, as of December 31, 2024, 18% and 41% of our multifamily residential loan portfolio were variable rate and hybrid loans in their fixed period, respectively.

Commercial-Construction and Land Loans

Construction and land loans provide financing for diversified projects by real estate property type. Construction and land loans totaled $417.9 million as of March 31, 2025, compared with $403.1 million as of December 31, 2024, and accounted for 2% of total loans held-for-investment, not including loans held for sale, as of March 31, 2025, and December 31, 2024. Construction loan exposure was made up of $332.7 million in outstanding loans, plus $158.6 million in unfunded commitments as of March 31, 2025, compared with $319.6 million in outstanding loans, plus $186.5 million in unfunded commitments as of December 31, 2024. Land loans totaled $85.2 million as of March 31, 2025, compared with $83.4 million as of December 31, 2024.

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

The allowance for loan losses was $173.9 million and the allowance for off-balance sheet unfunded credit commitments was $11.0 million at March 31, 2025, which represented the amount estimated by management to be appropriate to absorb expected credit losses inherent in the loan portfolio, including unfunded credit commitments. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $184.9 million at March 31, 2025, compared to $171.4 million at December 31, 2024. The allowance for credit losses represented 0.96% of period-end gross loans and 119.16% of non-performing loans at March 31, 2025. The comparable ratios were 0.88% of period-end gross loans and 98.98% of non-performing loans at December 31, 2024.

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

Our critical accounting policies and estimates are described in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2024 Form 10-K. For more information, please also see Note 2 to the Company’s unaudited Consolidated Financial Statements.

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

In calculating our allowance for credit losses in the first quarter of 2025, the change in Moody’s forecast of future GDP, unemployment rates, CRE and home price indexes did not result in a significant impact to the allowance for credit losses. The increase in the allowance for credit losses was primarily due to an increase in the specific reserve and an increase to the general reserve due to economic uncertainty. Our methodology and framework along with the 8-quarter reasonable and supportable forecast period and the 4-quarter reversion period have remained consistent since the implementation of CECL. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.

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

Our allowance for credit losses is sensitive to a number of inputs, including macroeconomic forecast assumptions and credit rating migrations during the period. Our macroeconomic forecasts used in determining the March 31, 2025, allowance for credit losses consisted of three scenarios as provided by a reputable third party economic forecaster. After increasing the weighting of the downside scenario in 2022 to reflect our expectations that a recession was more likely than not, we reduced the weighting of the severe scenario slightly during the third quarter of 2023, in light of the continued strength of the economy. At the end of 2024, with the economy continuing to expand at a solid pace, the downside scenario weighting was once again reduced while giving greater weight to the baseline scenario. This quarter the weighting remains the same, however, management made certain qualitative adjustments to the allowance for credit loss in light of the economic uncertainty. The baseline scenario reflects modest ongoing GDP growth in spite of a slight rise in the unemployment rate, starting from 4.03% in the second quarter of 2025, peaking at 4.38% in the third quarter of 2026, and dropping back down to 4.33% by the end of the R&S period. The upside scenario assumes the impacts of tariffs and deportations on the economy are less than expected and reflects higher GDP growth and lower unemployment rates with the stronger economy resulting in inflation and interest rates a bit higher than in the baseline scenario. The downside scenario assumes the impacts of tariffs and deportations on the economy are significantly worse than expected and contemplates a recession as rising inflation prompts the Federal Reserve to raise the fed funds rate in the second and third quarter of 2025. This results in negative GDP growth for three quarters peaking at 3.7% in the fourth quarter of 2025, rising unemployment that peaks at 8.3% in the second quarter of 2026, a decline in CRE prices of 16.9% and a decline in residential home prices of 10.8% during the forecast period.

Keeping all other factors constant, we estimate that if we had applied 100% weighting to the downside scenario, the allowance for credit losses as of March 31, 2025, would have been approximately $65.2 million higher. This estimate is intended to reflect the sensitivity of the allowance for credit losses to changes in our scenario weights and is not intended to be indicative of future changes in the allowance for credit losses.

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

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Allowance for loan losses
Balance at beginning of period	$161,765	$154,562
Provision for expected credit losses on loans	14,148	1,167
Charge-offs:
Commercial loans	(2,344)	(1,939)
Real estate loans (1)	—	(254)
Total charge-offs	(2,344)	(2,193)
Recoveries:
Commercial loans	270	812
Real estate loans (1)	97	241
Total recoveries	367	1,053
Balance at the end of period	$173,936	$154,589

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$9,676	$9,053
Provision for expected credit losses on unfunded credit commitments	1,352	733
Balance at the end of period	$11,028	$9,786

Average loans outstanding during the period	$19,332,602	$19,498,954
Total gross loans outstanding, excluding loans held for sale, at period-end	$19,353,003	$19,429,396
Total non-performing loans, at period-end	$155,221	$105,667
Ratio of net charge-offs to average loans outstanding during the period(2)	0.04%	0.02%
Provision for expected credit losses to average loans outstanding during the period(2)	0.33%	0.04%
Allowance for credit losses to non-performing loans, at period-end	119.16%	155.56%
Allowance for credit losses to gross loans, excluding loans held for sale, at period-end	0.96%	0.85%
(1) Real estate loans include commercial real estate loans, residential mortgage loans, and equity lines.
(2) Annualized.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	March 31, 2025		December 31, 2024
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	(In thousands)
Type of Loan:
Commercial loans	$69,023	15.7%	$57,796	16.2%
Construction loans	8,540	1.7	8,185	1.8
Commercial real estate loans	80,901	52.2	79,597	51.0
Residential mortgage loans and equity lines	15,455	30.4	16,181	31.0
Installment and other loans	17	0.0	6	0.0
Total loans	$173,936	100%	$161,765	100%

The allowance allocated to commercial loans increased $11.2 million, or 19.4%, to $69.0 million at March 31, 2025, from $57.8 million at December 31, 2024.  The increase was mainly due to an increase in specific reserves and economic uncertainty.

The allowance allocated to construction loans increased $0.3 million, or 3.7% to $8.5 million at March 31, 2025, from $8.2 million at December 31, 2024.

The allowance allocated to commercial real estate loans increased $1.3 million, or 1.6%, to $80.9 million at March 31, 2025, from $79.6 million at December 31, 2024. The increase is due primarily to an increase in non-performing loans.

The allowance allocated for residential mortgage loans and equity lines decreased $0.7 million, or 4.3% to $15.5 million at March 31, 2025, compared to $16.2 million at December 31, 2024.

Deposits

Total deposits were $19.82 billion as of March 31, 2025, an increase of $131.3 million, or 0.7% from $19.69 billion as of December 31, 2024.

The Company calculates its uninsured deposits based on the methodologies and assumptions used for regulatory reporting. Total uninsured deposits were $9.26 billion as of March 31, 2025, decreasing approximately $177.5 million, from $9.43 billion as of December 31, 2024. Excluding $791.5 million in collateralized deposits, the uninsured and uncollateralized deposits of $8.46 billion was 42.7% of total deposits as of March 31, 2025. Our unused borrowing capacity from the Federal Home Loan Bank as of March 31, 2025, was $7.35 billion and unpledged securities at March 31, 2025, was $1.42 billion. These sources of available liquidity, including cash and short-term investments, were more than 100% of uninsured and uncollateralized deposits as of March 31, 2025.

The following table sets forth the deposit mix as of the dates indicated:

	March 31, 2025		December 31, 2024
	Amount	Percentage	Amount	Percentage
	(In thousands)
Deposits
Non-interest-bearing demand deposits	$3,361,245	17.0%	$3,284,342	16.7%
NOW deposits	2,131,445	10.7	2,205,695	11.2
Money market deposits	3,423,953	17.3	3,372,773	17.1
Savings deposits	1,266,561	6.4	1,252,788	6.4
Time deposits	9,634,324	48.6	9,570,601	48.6
Total deposits	$19,817,528	100.0%	$19,686,199	100.0%

The following table sets forth the maturity distribution of time deposits as of March 31, 2025:

	As of March 31, 2025
	Time Deposits -under $250,000	Time Deposits -$250,000 and over	Total Time Deposits
	(In thousands)
Three months or less	$895,520	$1,646,636	$2,542,156
Over three to six months	1,794,327	2,046,699	3,841,026
Over six to twelve months	1,206,950	2,016,259	3,223,209
Over twelve months	15,905	12,028	27,933
Total	$3,912,702	$5,721,622	$9,634,324

Percent of total deposits	19.7%	28.9%	48.6%

FDIC Special Assessment and Uninsured Deposits

In November 2023, the FDIC approved a final rule that would impose a special deposit insurance assessment on banks in order to recover losses that the FDIC's Deposit Insurance Fund ("DIF") has incurred in the receiverships of failed institutions. Under the final rule, the FDIC would impose the special assessment for eight quarterly assessment periods beginning with the first quarter of 2024 assessment period, subject to adjustment if the total amount collected is insufficient to cover the DIF's cost. As of December 31, 2024, the total loss estimate to the DIF was $22.0 billion of which $19.1 billion is attributable to the protection of uninsured depositors and will be recovered through the special assessment.  The quarterly special assessment will be collected at a quarterly rate of 3.36 basis points (0.0336%) of a bank's estimated uninsured deposits that exceeded $5 billion as of December 31, 2022. Given the update to the loss estimates and the increase in the aggregate special assessment base resulting from amendments to the reported amount of estimated uninsured deposits, the FDIC currently projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate. Based on updated information received from the FDIC about the estimated losses for the failed institutions, the Company has recognized $13.3 million cumulatively related to the special assessment as of March 31, 2025. Depending on future adjustments to the DIF's estimated loss, the FDIC has retained the ability to cease collection early, extend the special assessment collection period, or impose a one-time final shortfall assessment.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of March 31, 2025. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts:

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$9,606,391	$27,856	$77	$—	$9,634,324
Advances from the Federal Home Loan Bank	95,000	—	—	—	95,000
Other borrowings	—	—	—	17,696	17,696
Long-term debt	—	—	—	119,136	119,136
Operating leases	10,646	15,676	7,475	1,097	34,894
Total contractual obligations and other commitments	$9,712,037	$43,532	$7,552	$137,929	$9,901,050

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

Capital Resources

Total equity was $2.87 billion as of March 31, 2025, an increase of $19.5 million, from $2.85 billion as of December 31, 2024, primarily due to net income of $69.5 million, other comprehensive income of $13.9 million, stock-based compensation of $1.5 million, and proceeds from dividend reinvestment of $0.7 million, offset by, purchase of treasury stock of $41.5 million, common stock cash dividends of $23.9 million, and shares withheld related to net share settlement of RSUs of $0.8 million.

The following table summarizes changes in total equity for the three months ended March 31, 2025:

Three Months Ended
March 31, 2025
(In thousands)
Net income	$69,506
Proceeds from shares issued through the Dividend Reinvestment Plan	695
Shares withheld related to net share settlement of RSUs	(791)
Purchase of treasury stock	(41,465)
Stock-based compensation	1,505
Cash dividends paid to common stockholders	(23,855)
Other comprehensive income	13,860
Net increase in total equity	$19,455

Capital Adequacy Review

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The following tables set forth actual and required capital ratios as of March 31, 2025, and December 31, 2024, for Bancorp and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2024 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(In thousands)
March 31, 2025

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,529,183	13.58	$1,303,769	7.00	$1,210,643	6.50
Cathay Bank	2,612,555	14.04	1,302,963	7.00	1,209,894	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,529,183	13.58	1,583,149	8.50	1,490,022	8.00
Cathay Bank	2,612,555	14.04	1,582,169	8.50	1,489,100	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,829,647	15.19	1,955,654	10.50	1,862,528	10.00
Cathay Bank	2,797,519	15.03	1,954,444	10.50	1,861,376	10.00

Leverage Ratio
Cathay General Bancorp	2,529,183	11.06	914,411	4.00	1,143,014	5.00
Cathay Bank	2,612,555	11.44	913,739	4.00	1,142,174	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(In thousands)
December 31, 2024

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,521,240	13.54	$1,303,177	7.00	$1,210,093	6.50
Cathay Bank	2,574,047	13.84	1,302,198	7.00	1,209,184	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,521,240	13.54	1,582,429	8.50	1,489,345	8.00
Cathay Bank	2,574,047	13.84	1,581,240	8.50	1,488,226	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,808,181	15.08	1,954,765	10.50	1,861,681	10.00
Cathay Bank	2,745,488	14.76	1,953,297	10.50	1,860,283	10.00

Leverage Ratio
Cathay General Bancorp	2,521,240	10.96	920,018	4.00	1,150,023	5.00
Cathay Bank	2,574,047	11.20	919,148	4.00	1,148,935	5.00

As of March 31, 2025, capital levels at Bancorp and the Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of March 31, 2025, at Bancorp and the Bank exceed the minimum levels necessary to be considered “well capitalized.”

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

The Company declared a cash dividend of $0.34 per share on 70,163,216 shares outstanding on February 27, 2025, for distribution to holders of our common stock on March 10, 2025. The Company paid total cash dividends of $23.9 million in the first quarter of 2025.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and client credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of March 31, 2025, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 14.2% compared to 14.4% as of December 31, 2024.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At March 31, 2025, the Bank had an approved credit line with the FHLB of San Francisco totaling $8.06 billion. Total advances from the FHLB of San Francisco were $95.0 million and standby letters of credit issued by the FHLB on the Company’s behalf were $920.0 million as of March 31, 2025. These borrowings bear fixed rates and are secured by the Bank’s loans. See Note 10 to the Consolidated Financial Statements. At March 31, 2025, the Bank pledged $392.1 million of its commercial loans and $1.0 million of securities to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $342.8 million from the Federal Reserve Bank Discount Window at March 31, 2025.

Liquidity can also be provided through the sale of liquid assets, which may consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At March 31, 2025, investment securities totaled $1.43 billion, with $17.1 million pledged as collateral for borrowings and other commitments. The remaining balance was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 99.7% of our time deposits mature within one year or less as of March 31, 2025. Management anticipates that these deposits will reprice lower as a result of the expected decreases in the target Fed funds rate expected in 2025. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. As of March 31, 2025, management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $40.0 million and $26.0 million during the first quarter of 2025 and 2024, respectively.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2025:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	12.5	-5.5
+100	6.3	-2.6
-100	-4.3	2.0
-200	-8.5	3.6

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

There has not been any change in our internal control over financial reporting that occurred during the first quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.      RISK FACTORS.

The Company is not aware of any material change to the risk factors as previously disclosed in Part I, Item 1A, of the Company’s 2024 Form 10-K for the year ended December 31, 2024. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Part I, Item 1A, of the Company’s 2024 Form 10-K for the year ended December 31, 2024, which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risk factors disclosed in the 2024 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties, including those not presently known to the Company or that the Company presently believes not to be material, could also materially and adversely affect the Company’s business, financial condition, and results of operations and stock price.

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(January 1, 2025 - January 31, 2025)	236,191	$47.45	236,191	$29,861,900
(February 1, 2025 - February 28, 2025)	640,715	$46.61	640,715	$26
(March 1, 2025 - March 31, 2025)	0	$0.00	0	$26
Total	876,906	$46.83	876,906	$26

For a discussion of limitations on the payment of dividends, see “Dividend Policy” and “Liquidity” under Part I—Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.         DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.         MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.         OTHER INFORMATION.

During the quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined under Item 408(a) of Regulation S-K.

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

Date: May 9, 2025
/s/ Chang M. Liu
Chang M. Liu
President and Chief Executive Officer

Date: May 9, 2025
/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and
Chief Financial Officer