Form 10-Q
period 2025-06-30
CATHAY GENERAL BANCORP
filed 2025-08-08
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number	001-31830

CATHAY GENERAL BANCORP

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CATY	Nasdaq Global Select Market

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

Common stock, $0.01 par value, 69,093,418 shares outstanding as of July 31, 2025.

    CATHAY GENERAL BANCORP AND SUBSIDIARIES

2ND QUARTER 2025 REPORT ON FORM 10-Q

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

   PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024
	(In thousands, except share data)
Assets
Cash and due from banks	$190,011	$157,167
Short-term investments and interest-bearing deposits	1,056,964	882,353
Securities available-for-sale (amortized cost of $1,746,703 at June 30, 2025, and $1,668,661 at December 31, 2024)	1,648,433	1,547,128
Loans held for sale	13,338	—
Loans held for investment	19,784,702	19,375,955
Less: Allowance for loan losses	(173,531)	(161,765)
Unamortized deferred loan fees, net	(13,834)	(10,541)
Loans held for investment, net	19,597,337	19,203,649
Equity securities	28,849	34,429
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	18,990	23,071
Affordable housing investments and alternative energy partnerships, net	289,550	289,611
Premises and equipment, net	89,556	88,676
Customers’ liability on acceptances	9,622	14,061
Accrued interest receivable	96,646	97,779
Goodwill	375,696	375,696
Other intangible assets, net	2,888	3,335
Right-of-use assets - operating leases	32,291	28,645
Other assets	256,426	291,831
Total assets	$23,723,847	$23,054,681

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$3,381,407	$3,284,342
Interest-bearing:
NOW deposits	2,174,108	2,205,695
Money market deposits	3,431,060	3,372,773
Savings deposits	1,317,104	1,252,788
Time deposits	9,702,651	9,570,601
Total deposits	20,006,330	19,686,199
Advances from the Federal Home Loan Bank	412,000	60,000
Other borrowings of affordable housing investments	17,652	17,740
Long-term debt	119,136	119,136
Acceptances outstanding	9,622	14,061
Lease liabilities - operating leases	34,304	30,851
Other liabilities	238,508	280,990
Total liabilities	20,837,552	20,208,977
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 91,776,614 issued and 69,343,395 outstanding at June 30, 2025, and 91,615,458 issued and 70,863,324 outstanding at December 31, 2024	918	916
Additional paid-in-capital	996,249	993,962
Accumulated other comprehensive loss, net	(69,222)	(85,607)
Retained earnings	2,787,608	2,688,353
Treasury stock, at cost (22,433,219 shares at June 30, 2025, and 20,752,134 shares at December 31, 2024)	(829,258)	(751,920)
Total stockholders' equity	2,886,295	2,845,704
Total liabilities and stockholders' equity	$23,723,847	$23,054,681

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable	$296,857	$303,336	$590,841	$605,864
Investment securities	13,666	15,644	25,769	30,595
Federal Home Loan Bank stock	373	499	752	930
Deposits with banks	12,022	13,381	24,951	28,113
Total interest and dividend income	322,918	332,860	642,313	665,502

Interest Expense
Time deposits	94,364	118,076	190,430	227,622
Other deposits	44,370	44,512	86,804	87,300
Advances from Federal Home Loan Bank	742	2,316	2,646	11,632
Long-term debt	2,029	1,863	4,049	3,584
Short-term debt	192	777	524	1,476
Total interest expense	141,697	167,544	284,453	331,614

Net interest income before provision for credit losses	181,221	165,316	357,860	333,888
Provision for credit losses	11,200	6,600	26,700	8,500
Net interest income after provision for credit losses	170,021	158,716	331,160	325,388

Non-Interest Income
Net losses from equity securities	(1,390)	(1,430)	(5,581)	(10,457)
Net gains from securities available for sale	—	—	—	1,107
Letters of credit commissions	2,120	1,888	4,211	3,605
Depository service fees	1,925	1,778	3,677	3,328
Wealth management fees	4,936	5,678	11,105	11,316
Other operating income	7,800	5,301	13,183	10,927
Total non-interest income	15,391	13,215	26,595	19,826

Non-Interest Expense
Salaries and employee benefits	43,123	40,439	85,550	83,991
Occupancy expense	5,950	5,652	11,687	11,619
Computer and equipment expense	5,160	5,391	11,214	10,459
Professional services expense	8,888	8,212	16,336	15,204
Data processing service expense	4,631	3,877	9,037	7,806
FDIC and regulatory assessments	3,177	3,742	6,576	9,831
Marketing expense	1,113	1,474	2,991	3,388
Other real estate owned (income)/expense	(377)	1,482	(133)	1,735
Amortization of investments in low-income housing and alternative energy partnerships	11,179	23,396	20,233	37,828
Amortization of core deposit intangibles	250	259	500	598
Other operating expense	6,040	5,428	10,799	10,132
Total non-interest expense	89,134	99,352	174,790	192,591

Income before income tax expense	96,278	72,579	182,965	152,623
Income tax expense	18,828	5,750	36,009	14,359
Net income	$77,450	$66,829	$146,956	$138,264

Other Comprehensive Income/(Loss), net of tax
Net holding gains/(losses) on securities available-for-sale	2,525	(448)	16,385	(6,870)
Net holding losses on cash flow hedge derivatives	—	(333)	—	(774)
Total other comprehensive income/(loss), net of tax	2,525	(781)	16,385	(7,644)
Total comprehensive income	$79,975	$66,048	$163,341	$130,620

Net Income Per Common Share:
Basic	$1.11	$0.92	$2.09	$1.90
Diluted	$1.10	$0.92	$2.09	$1.90
Cash dividends paid per common share	$0.34	$0.34	$0.68	$0.68
Average Common Shares Outstanding:
Basic	69,989,825	72,658,810	70,183,752	72,666,392
Diluted	70,188,902	72,825,356	70,432,916	72,898,256

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three Months Ended	Shares	Amount	Capital	(Loss)/Income	Earnings	Stock	Equity
	(In thousands, except share and per share data)
Balance at March 31, 2025	70,034,708	$916	$995,371	$(71,747)	$2,734,004	$(793,385)	$2,865,159
Dividend Reinvestment Plan	14,302	1	640	—	—	—	641
Restricted stock units vested	75,608	1	—	—	—	—	1
Stock issued to directors	22,956	—	1,020	—	—	—	1,020
Shares withheld related to net share settlement of RSUs	—	—	(1,964)	—	—	—	(1,964)
Purchases of treasury stock	(804,179)	—	—	—	—	(35,873)	(35,873)
Stock-based compensation	—	—	1,182	—	—	—	1,182
Cash dividends of $0.34 per share	—	—	—	—	(23,846)	—	(23,846)
Other comprehensive income	—	—	—	2,525	—	—	2,525
Net income	—	—	—	—	77,450	—	77,450
Balance at June 30, 2025	69,343,395	$918	$996,249	$(69,222)	$2,787,608	$(829,258)	$2,886,295

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three Months Ended	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
	(In thousands, except share and per share data)
Balance at March 31, 2024	72,688,191	$914	$989,578	$(92,279)	$2,547,068	$(667,209)	$2,778,072
Dividend Reinvestment Plan	20,774	—	744	—	—	—	744
Restricted stock units vested	126,818	2	—	—	—	—	2
Stock issued to directors	24,120	—	850	—	—	—	850
Shares withheld related to net share settlement of RSUs	—	—	(3,684)	—	—	—	(3,684)
Purchases of treasury stock	(689,470)	—	—	—	—	(25,309)	(25,309)
Stock-based compensation	—	—	1,284	—	—	—	1,284
Cash dividends of $0.34 per share	—	—	—	—	(24,765)	—	(24,765)
Other comprehensive loss	—	—	—	(781)	—	—	(781)
Net income	—	—	—	—	66,829	—	66,829
Balance at June 30, 2024	72,170,433	$916	$988,772	$(93,060)	$2,589,132	$(692,518)	$2,793,242

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Six Months Ended	Shares	Amount	Capital	(Loss)/Income	Earnings	Stock	Equity
	(In thousands, except share and per share data)
Balance at December 31, 2024	70,863,324	$916	$993,962	$(85,607)	$2,688,353	$(751,920)	$2,845,704
Dividend Reinvestment Plan	30,154	1	1,335	—	—	—	1,336
Restricted stock units vested	108,046	1	—	—	—	—	1
Stock issued to directors	22,956	—	1,020	—	—	—	1,020
Shares withheld related to net share settlement of RSUs	—	—	(2,755)	—	—	—	(2,755)
Purchases of treasury stock	(1,681,085)	—	—	—	—	(77,338)	(77,338)
Stock-based compensation	—	—	2,687	—	—	—	2,687
Cash dividends of $0.68 per share	—	—	—	—	(47,701)	—	(47,701)
Other comprehensive income	—	—	—	16,385	—	—	16,385
Net income	—	—	—	—	146,956	—	146,956
Balance at June 30, 2025	69,343,395	$918	$996,249	$(69,222)	$2,787,608	$(829,258)	$2,886,295

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Six Months Ended	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
	(In thousands, except share and per share data)
Balance at December 31, 2023	72,668,927	$914	$987,953	$(85,416)	$2,500,341	$(667,217)	$2,736,575
Dividend Reinvestment Plan	39,242	—	1,488	—	—	—	1,488
Restricted stock units vested	127,614	2	—	—	—	—	2
Stock issued to directors	24,120	—	850	—	—	—	850
Shares withheld related to net share settlement of RSUs	—	—	(3,708)	—	—	—	(3,708)
Purchases of treasury stock	(689,470)	—	—	—	—	(25,301)	(25,301)
Stock-based compensation	—	—	2,189	—	—	—	2,189
Cash dividends of $0.68 per share	—	—	—	—	(49,473)	—	(49,473)
Other comprehensive loss	—	—	—	(7,644)	—	—	(7,644)
Net income	—	—	—	—	138,264	—	138,264
Balance at June 30, 2024	72,170,433	$916	$988,772	$(93,060)	$2,589,132	$(692,518)	$2,793,242

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Cash Flows from Operating Activities
Net income	$146,956	$138,264
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	26,700	8,500
Provision for losses on other real estate owned	890	1,164
Deferred tax provision/(benefit)	5,007	(11,971)
Depreciation and amortization	3,514	3,696
Amortization of right-of-use asset	4,686	4,912
Change in operating lease liabilities	3,453	558
Net gains on sale and transfers of other real estate owned	(1,455)	—
Net gains on sale of loans	(142)	(58)
Loss on sales or disposal of premises and equipment	14	—
Amortization on alternative energy partnerships, venture capital and other investments	20,233	37,828
Net gains on sales of securities available-for-sale	—	(1,107)
Amortization/accretion of securities available-for-sale premiums/discounts, net	(12,376)	(12,912)
Unrealized loss on equity securities	5,581	10,457
Stock-based compensation and stock issued to officers as compensation	3,708	3,039
Net change in accrued interest receivable and other assets	20,418	(21,638)
Net change in other liabilities	(64,276)	355
Net cash provided by operating activities	162,911	161,087

Cash Flows from Investing Activities
Purchase of securities available-for-sale	(779,062)	(645,827)
Proceeds from repayments, maturities and calls of securities available-for-sale	713,395	571,097
Proceeds from sale of securities available-for-sale	—	33,690
Proceeds from sale of other real estate owned	10,316	—
Purchase of Federal Home Loan Bank stock	—	(12,535)
Redemption of Federal Home Loan Bank stock	—	13,031
Proceeds from sale of loans originally classified as held-for-investment	15,263	107,012
Net (increase)/decrease in loans	(458,424)	74,489
Purchase of premises and equipment	(3,960)	(1,449)
Net increase/(decrease) in affordable housing investments and alternative energy partnerships	1,384	(20,036)
Net cash (used for)/provided by investing activities	(501,088)	119,472

Cash Flows from Financing Activities
Increase in deposits	320,090	447,635
Advances from Federal Home Loan Bank	4,897,000	5,968,000
Repayment of Federal Home Loan Bank borrowings	(4,545,000)	(6,343,000)
Cash dividends paid	(47,701)	(49,473)
Purchases of treasury stock	(77,338)	(25,301)
Proceeds from shares issued under Dividend Reinvestment Plan	1,336	1,488
Taxes paid related to net share settlement of RSUs	(2,755)	(3,708)
Net cash provided by/(used for) financing activities	545,632	(4,359)

Increase in cash, cash equivalents, and restricted cash	207,455	276,200
Cash, cash equivalents, and restricted cash, beginning of the period	1,039,520	828,801
Cash, cash equivalents, and restricted cash, end of the period	$1,246,975	$1,105,001

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$287,163	$322,960
Income taxes paid	$35,025	$32,867
Non-cash investing and financing activities:
Net change in unrealized holding gain/(loss) on securities available-for-sale, net of tax	$16,385	$(6,870)
Net change in unrealized holding loss on cash flow hedge derivatives	$—	$(774)
Loans transferred from held-for-investment to held-for-sale	$28,458	$106,953
Transfers to other real estate owned from loans held-for-investment	$6,808	$—

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), and eleven limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of June 30, 2025, the Bank operates 24 branches in Southern California, 17 branches in Northern California, 9 branches in New York State, four in Washington State, two in Illinois, two in Texas, one in Maryland, Massachusetts, Nevada, and New Jersey, one in Hong Kong, and a representative office in Taipei, Beijing, and Shanghai. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”). Current activities of Beijing, Shanghai, and Taipei representative offices are limited to coordinating the transportation of documents to Bank's head office and performing liaison services.

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

In December 2023, ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” was issued.  This ASU amends the disclosure requirements for income taxes, including the requirement for further disaggregation of the income tax rate reconciliation and income taxes paid disclosures.  The amendments in this guidance are effective for annual periods beginning after December 15, 2024.  These amendments should be applied prospectively, with the option to apply retrospectively.  ASU 2023-09 is effective for us beginning after December 15, 2025, and is not expected to have a significant impact on our financial statements.

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

The Company had average excess balance with FRBSF of $1.03 billion as of June 30, 2025, and $1.05 billion as of  December 31, 2024. As of June 30, 2025, and December 31, 2024, the Company had $21.4 million and $43.4 million, respectively, as cash margin that serves as collateral on deposits in a cash margin account for interest rate swaps. Of the balances held in the cash margin account $6.6 million and $8.6 million are restricted as of  June 30, 2025, and December 31, 2024, respectively. As of  December 31, 2024, the Company held $0.3 million in a restricted escrow account with a major bank for its alternative energy investments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except share and per share data)

Net income	$77,450	$66,829	$146,956	$138,264

Weighted-average shares:
Basic weighted-average number of common shares outstanding	69,989,825	72,658,810	70,183,752	72,666,392
Dilutive effect of weighted-average outstanding common share equivalents:
RSUs	199,077	166,546	249,164	231,864
Diluted weighted-average number of common shares outstanding	70,188,902	72,825,356	70,432,916	72,898,256

Average restricted stock units with anti-dilutive effect	6,454	34,205	24,438	17,103
Earnings per common share:
Basic	$1.11	$0.92	$2.09	$1.90
Diluted	$1.10	$0.92	$2.09	$1.90

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

The following table presents RSU activity during the six months ended June 30, 2025:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2024	202,466	$34.70	339,914	$33.02
Granted	65,667	45.65	89,777	46.00
Vested	(50,540)	43.97	(104,318)	42.82
Forfeited	(3,261)	38.89	(12,342)	37.91
Balance at June 30, 2025	214,332	$35.81	313,031	$33.28

The compensation expense recorded for RSUs was $1.2 million and $1.3 million for the three months ended June 30, 2025, and 2024, respectively. For the six months ended June 30, 2025, and 2024, the compensation expense recorded for RSUs was $2.7 million and $2.2 million, respectively. Unrecognized stock-based compensation expense related to RSUs was $13.5 million as of both  June 30, 2025, and 2024. As of June 30, 2025, these costs are expected to be recognized over the next 2.1 years for time-based and performance-based RSUs.

As of June 30, 2025, 2,668,139 shares were available for future grants under the Company’s 2005 Incentive Plan, as amended and restated.

7. Investment Securities

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale ("AFS") as of June 30, 2025, and December 31, 2024

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities AFS
U.S. treasury securities	$768,375	$14	$140	$768,249
U.S. government agency entities	7,991	54	111	7,934
Mortgage-backed securities	751,160	102	92,831	658,431
Collateralized mortgage obligations	26,023	—	2,096	23,927
Corporate debt securities	193,154	79	3,341	189,892
Total	$1,746,703	$249	$98,519	$1,648,433

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities AFS
U.S. treasury securities	$621,212	$250	$—	$621,462
U.S. government agency entities	9,226	50	127	9,149
Mortgage-backed securities	797,145	67	113,196	684,016
Collateralized mortgage obligations	27,747	—	3,191	24,556
Corporate debt securities	213,331	145	5,531	207,945
Total	$1,668,661	$512	$122,045	$1,547,128

As of June 30, 2025, and December 31, 2024, the amortized cost of AFS securities excluded accrued interest receivables of $4.3 million and $4.6 million, respectively, which are included in accrued interest receivable on the Consolidated Balance Sheets. For the Company’s accounting policy related to AFS securities accrued interest receivable, see Note 1 - Summary of Significant Accounting Policies – Securities Available for Sale – Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2024 Form 10-K.

The amortized cost and fair value of AFS securities as of June 30, 2025, by contractual maturities, are set forth in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	June 30, 2025
	Securities AFS
	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$838,473	$837,566
Due after one year through five years	153,104	149,740
Due after five years through ten years	72,971	69,984
Due after ten years	682,155	591,143
Total	$1,746,703	$1,648,433

Equity Securities - The Company recognized an unrealized net loss of $1.4 million for the three months ended June 30, 2025, compared to an unrealized net loss of $1.4 million for the three months ended June 30, 2024. The Company recognized an unrealized net loss of $5.6 million for the six months ended June 30, 2025, compared to an unrealized net loss of $10.5 million for the six months ended June 30, 2024. The $4.9 million decrease in unrealized loss was due to a smaller decrease in fair value of equity investments with readily determinable fair values for the six months ended  June 30, 2025, as compared to the six months ended June 30, 2024. Equity securities were $28.8 million and $34.4 million as of June 30, 2025, and December 31, 2024, respectively.

The following tables set forth the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of  June 30, 2025, and  December 31, 2024:

	June 30, 2025
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities AFS
U.S. treasury securities	$570,370	$140	$—	$—	$570,370	$140
U.S. government agency entities	2,332	2	2,845	109	5,177	111
Mortgage-backed securities	28,273	424	628,662	92,407	656,935	92,831
Collateralized mortgage obligations	—	—	23,927	2,096	23,927	2,096
Corporate debt securities	9,980	20	119,833	3,321	129,813	3,341
Total	$610,955	$586	$775,267	$97,933	$1,386,222	$98,519

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities AFS
U.S. government agency entities	$4,199	$8	$2,108	$119	$6,307	$127
Mortgage-backed securities	29,955	959	653,236	112,237	683,191	113,196
Collateralized mortgage obligations	—	—	24,556	3,191	24,556	3,191
Corporate debt securities	24,900	100	127,744	5,431	152,644	5,531
Total	$59,054	$1,067	$807,644	$120,978	$866,698	$122,045

As of June 30, 2025, the Company had a total of 183 AFS securities in a gross unrealized loss position with no credit impairment, consisting primarily of 147 mortgage-backed securities, 14 Corporate debt securities, 11 U.S. treasury securities, eight U.S. government agency securities, and three collateralized mortgage obligations. In comparison, as of December 31, 2024, the Company has a total of 182 AFS securities in a gross unrealized loss position with no credit impairment, consisting primarily of 154 mortgage-backed securities, 16 Corporate debt securities, nine U.S. government agency securities, and three collateralized mortgage obligations.

Allowance for Credit Losses

The AFS securities that were in an unrealized loss position at June 30, 2025, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 - Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2024 Form 10-K.

The Company concluded the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell securities AFS that have declined below their cost before their anticipated recovery. Accordingly, no allowance for credit losses was recorded as of June 30, 2025, against these securities, and there was no provision for credit losses recognized for the three and six months ended June 30, 2025.

AFS securities having a carrying value of $17.7 million and $17.8 million as of June 30, 2025, and December 31, 2024, respectively, were pledged to secure public deposits and other borrowings.

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

The types of loans in the Company’s Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024, were as follows:

	June 30, 2025	December 31, 2024
	(In thousands)

Commercial loans	$3,194,724	$3,098,004
Construction loans	301,125	319,649
Commercial real estate loans	10,363,109	10,033,830
Residential mortgage loans	5,692,142	5,689,097
Equity lines	230,001	229,995
Installment and other loans	3,601	5,380
Gross loans	$19,784,702	$19,375,955
Allowance for loan losses	(173,531)	(161,765)
Unamortized deferred loan fees, net	(13,834)	(10,541)
Total loans held for investment, net	$19,597,337	$19,203,649

Loans held for sale	$13,338	$—

As of June 30, 2025, and  December 31, 2024, recorded investment in non-accrual loans was $174.2 million and $169.2 million, respectively. For non-accrual loans, the amounts previously charged-off represent 15.8% and 11.8% of the contractual balances for non-accrual loans as of June 30, 2025, and December 31, 2024, respectively.

The following table presents non-accrual loans and the related allowance as of June 30, 2025, and December 31, 2024.

	June 30, 2025
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance:
Commercial loans	$55,765	$44,006	$—
Construction loans	4,230	4,230	—
Commercial real estate loans	112,794	93,557	—
Residential mortgage loans and equity lines	15,512	14,903	—
Subtotal	$188,301	$156,696	$—

With allocated allowance:
Commercial loans	$23,271	$10,530	$4,282
Commercial real estate loans	201	197	2
Residential mortgage loans and equity lines	7,297	6,730	28
Subtotal	$30,769	$17,457	$4,312
Total non-accrual loans	$219,070	$174,153	$4,312

	December 31, 2024
	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance:
Commercial loans	$56,022	$53,499	$—
Commercial real estate loans	100,316	82,936	—
Residential mortgage loans and equity lines	19,340	18,831	—
Subtotal	$175,678	$155,266	$—

With allocated allowance:
Commercial loans	$18,769	$6,267	$1,208
Commercial mortgage loans	194	193	1
Residential mortgage loans and equity lines	7,786	7,435	29
Subtotal	$26,749	$13,895	$1,238
Total non-accrual loans	$202,427	$169,161	$1,238

The following tables present the average recorded investment and interest income recognized on non-accrual loans for the period indicated:

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$57,717	$2	$56,919	$6
Construction loans	5,411	—	2,720	—
Commercial real estate loans	93,809	—	88,772	—
Residential mortgage loans and equity lines	24,057	—	26,341	—
Total non-accrual loans	$180,994	$2	$174,752	$6

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial loans	$7,462	$3	$11,279	$5
Construction loans	22,998	—	25,548	—
Commercial real estate loans	57,997	74	50,934	122
Residential mortgage loans and equity lines	16,720	—	15,445	—
Total non-accrual loans	$105,177	$77	$103,206	$127

The following tables present the aging of the loan portfolio by type as of June 30, 2025, and as of December 31, 2024:

	June 30, 2025
	Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$10,976	$26,970	$6,389	$54,536	$98,871	$3,095,853	$3,194,724
Construction loans	—	—	—	4,230	4,229	296,896	301,125
Commercial real estate loans	11,512	37,622	—	93,754	142,888	10,220,221	10,363,109
Residential mortgage loans and equity lines	1,432	7,320	—	21,633	30,385	5,891,758	5,922,143
Installment and other loans	—	—	—	—	—	3,601	3,601
Total loans	$23,920	$71,912	$6,389	$174,153	$276,373	$19,508,329	$19,784,702

	December 31, 2024
	Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$25,164	$275	$2,590	$59,767	$87,796	$3,010,208	$3,098,004
Construction loans	5,334	—	—	—	5,334	314,315	319,649
Commercial real estate loans	16,525	13,934	1,460	83,128	115,047	9,918,783	10,033,830
Residential mortgage loans and equity lines	39,018	6,651	—	26,266	71,935	5,847,157	5,919,092
Installment and other loans	—	—	—	—	—	5,380	5,380
Total loans	$86,041	$20,860	$4,050	$169,161	$280,112	$19,095,843	$19,375,955

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

The following table presents the amortized cost of loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable, type of concession granted and the financial effects of the modifications for the three and six months ended June 30, 2025, and  June 30, 2024, by loan class and modification type.

	Three Months Ended June 30, 2025					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Change in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	(In thousands)
Loan Type
Commercial mortgage loans	—	—	2,480	2,480	0.02%	(4.74)	3.3	0.0
Total	$—	$—	$2,480	$2,480

	Six Months Ended June 30, 2025					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Change in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	(In thousands)
Loan Type
Commercial loans	$6,550	$—	$974	$7,524	0.24%	1.27	2.0	0.1
Commercial mortgage loans	—	—	4,354	4,354	0.04%	(2.72)	2.6	0.9
Residential mortgage loans	—	—	217	217	0.00%	0.00	0.0	2.0
Total	$6,550	$—	$5,545	$12,095

	Three Months Ended June 30, 2024					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Change in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	(In thousands)
Loan Type
Commercial loans	$4,883	$—	$—	$4,883	0.16%	(0.74)	1.5	0.0
Total	$4,883	$—	$—	$4,883

	Six Months Ended June 30, 2024					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Change in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	(In thousands)
Loan Type
Commercial loans	$4,883	$—	$1,836	$6,719	0.22%	(0.06)	1.8	0.3
Residential mortgage loans	—	221	—	221	0.00%	(0.15)	0.0	2.0
Total	$4,883	$221	$1,836	$6,940

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company tracks the performance of modified loans.

The following table presents information on loans that defaulted during the three and six months ended June 30, 2025, that received modifications within the twelve months preceding payment default.  There were no loans that received modifications within the twelve months preceding payment default that subsequently defaulted during the three and six months ended June 30, 2024.

Three Months Ended June 30, 2025
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total
(In thousands)
Loan Type
Commercial loans	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Six Months Ended June 30, 2025
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total
	(In thousands)
Loan Type
Commercial loans	$1,610	$—	$—	$1,610
Total	$1,610	$—	$—	$1,610

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification.

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the performance of loans that were modified in the twelve months ended  June 30, 2025, and 2024.

	As of June 30, 2025
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	(In thousands)
Loan Type
Commercial loans	$5,914	$—	$1,610	$7,524
Commercial real estate loans	4,354	—	—	4,354
Residential mortgage loans	217	—	—	217
Total	$10,485	$—	$1,610	$12,095

	As of June 30, 2024
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	(In thousands)
Loan Type
Commercial loans	$6,719	$—	$—	$6,719
Residential mortgage loans	221			221
Total	$6,940	$—	$—	$6,940

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of June 30, 2025, there were no commitments to lend additional funds to borrowers experiencing financial difficulty and whose loans were modified.

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

The following table summarizes the Company’s loans held for investment and current year-to-date gross write-offs as of June 30, 2025, and December 31, 2024, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification. Revolving Loans that are converted to term loans presented in the table below are excluded from the term loans by vintage year columns.

	Loans Amortized Cost Basis by Origination Year
June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$166,901	$288,266	$241,500	$163,651	$166,698	$121,416	$1,785,634	$7,520	$2,941,586
Special Mention	3,500	—	—	2,834	—	4,121	108,087	—	118,542
Substandard	45	10,750	21,661	10,672	3,751	29,508	55,325	562	132,274
Total	$170,446	$299,016	$263,161	$177,157	$170,449	$155,045	$1,949,046	$8,082	$3,192,402
YTD gross write-offs	$—	$20	$208	$417	$2,164	$6,080	$2,572	$—	$11,461
Construction loans
Pass/Watch	$11,888	$52,571	$61,413	$93,629	$29,452	$3,108	$2,637	$—	$254,698
Special Mention	—	—	—	2,384	30,146	—	—	—	32,530
Substandard	—	—	4,230	—	—	8,439	—	—	12,669
Total	$11,888	$52,571	$65,643	$96,013	$59,598	$11,547	$2,637	$—	$299,897
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate loans
Pass/Watch	$1,020,084	$1,440,094	$1,852,003	$1,571,769	$1,343,369	$2,542,860	$168,059	$—	$9,938,238
Special Mention	19,687	177	11,610	54,989	35,551	17,973	17,746	—	157,733
Substandard	2,480	15,053	11,345	64,036	63,035	94,579	5,704	1,873	258,105
Total	$1,042,251	$1,455,324	$1,874,958	$1,690,794	$1,441,955	$2,655,412	$191,509	$1,873	$10,354,076
YTD gross write-offs	$—	$—	$—	$—	$930	$2,909	$—	$—	$3,839
Residential mortgage loans
Pass/Watch	$449,805	$565,116	$953,064	$965,617	$728,568	$2,001,003	$—	$—	$5,663,173
Special Mention	—	—	—	—	—	1,604	—	—	1,604
Substandard	31	1,693	3,536	2,294	3,794	16,611	—	—	27,959
Total	$449,836	$566,809	$956,600	$967,911	$732,362	$2,019,218	$—	$—	$5,692,736
YTD gross write-offs	$—	$74	$—	$—	$—	$—	$—	$—	$74
Equity lines
Pass/Watch	$—	$—	$—	$—	$—	$—	$212,868	$16,720	$229,588
Substandard	—	—	—	—	—	—	954	137	1,091
Total	$—	$—	$—	$—	$—	$—	$213,822	$16,857	$230,679
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans
Pass/Watch	$—	$—	$—	$1,078	$—	$—	$—	$—	$1,078
Total	$—	$—	$—	$1,078	$—	$—	$—	$—	$1,078
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans	$1,674,421	$2,373,720	$3,160,362	$2,932,953	$2,404,364	$4,841,222	$2,357,014	$26,812	$19,770,868
Total YTD gross write-offs	$—	$94	$208	$417	$3,094	$8,989	$2,572	$—	$15,374

	Loans Amortized Cost Basis by Origination Year
December 31, 2024	2024	2023	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	(In thousands)
Commercial loans
Pass/Watch	$400,836	$237,303	$203,190	$201,837	$27,359	$90,724	$1,675,260	$7,804	$2,844,313
Special Mention	—	17,424	740	—	9,117	5,139	92,632	—	125,052
Substandard	50	5,070	12,104	6,773	22,357	6,256	67,553	222	120,385
Doubtful	1,857	—	—	3,118	—	—	—	—	4,975
Total	$402,743	$259,797	$216,034	$211,728	$58,833	$102,119	$1,835,445	$8,026	$3,094,725
YTD gross write-offs	$188	$1,586	$3,151	$8,950	$257	$64	$12,730	$—	$26,926
Construction loans
Pass/Watch	$22,562	$55,835	$126,200	$57,546	$3,021	$—	$—	$—	$265,164
Special Mention	—	—	—	35,569	13,837	—	—	—	49,406
Substandard	—	4,230	—	—	—	—	—	—	4,230
Total	$22,562	$60,065	$126,200	$93,115	$16,858	$—	$—	$—	$318,800
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate loans
Pass/Watch	$1,463,225	$1,987,280	$1,724,563	$1,428,124	$800,645	$2,108,143	$180,394	$—	$9,692,374
Special Mention	8,805	8,292	28,465	16,462	24,844	19,888	9,939	—	116,695
Substandard	—	11,364	54,269	57,929	6,946	78,737	8,152	—	217,397
Total	$1,472,030	$2,006,936	$1,807,297	$1,502,515	$832,435	$2,206,768	$198,485	$—	$10,026,466
YTD gross write-offs	$—	$—	$—	$—	$296	$4,173	$—	$—	$4,469
Residential mortgage loans
Pass/Watch	$642,568	$1,020,419	$1,014,842	$781,218	$452,623	$1,745,923	$—	$—	$5,657,593
Special Mention	—	—	—	—	33	1,585	—	—	1,618
Substandard	397	2,513	4,362	5,183	4,191	13,436	—	—	30,082
Total	$642,965	$1,022,932	$1,019,204	$786,401	$456,847	$1,760,944	$—	$—	$5,689,293
YTD gross write-offs	$—	$—	$—	$59	$—	$—	$—	$—	$59
Equity lines
Pass/Watch	$—	$—	$72	$—	$—	$—	$211,374	$16,277	$227,723
Special Mention	—	—	—	—	—	—	—	11	11
Substandard	—	—	—	—	—	—	2,927	161	3,088
Total	$—	$—	$72	$—	$—	$—	$214,301	$16,449	$230,822
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$3	$—	$3
Installment and other loans
Pass/Watch	$5,264	$—	$44	$—	$—	$—	$—	$—	$5,308
Total	$5,264	$—	$44	$—	$—	$—	$—	$—	$5,308
YTD gross write-offs	$—	$—	$15	$—	$—	$—	$—	$—	$15
Total loans	$2,545,564	$3,349,730	$3,168,851	$2,593,759	$1,364,973	$4,069,831	$2,248,231	$24,475	$19,365,414
Total YTD gross write-offs	$188	$1,586	$3,166	$9,009	$553	$4,237	$12,733	$—	$31,472

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

Quantitative Factors

Under the Company’s CECL methodology, nine portfolio segments with similar risk characteristics are evaluated for expected loss. Six portfolios are modeled using econometric models and three smaller portfolios are evaluated using a simplified loss-rate method that calculates lifetime expected credit losses for the respective pools (simplified approach). The six portfolios subject to econometric modeling include residential mortgages; commercial and industrial loans (“C&I”); construction loans; commercial real estate (“CRE”) for multifamily loans; CRE for owner-occupied loans; and other CRE loans. We estimate the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables, (GDP, unemployment, CRE prices and residential mortgage prices) to historical credit performance for each of the six loan portfolios from the fourth quarter of 2007 to the fourth quarter of 2024. Loss given default rates are computed based on the charge-offs recognized divided by the exposure at default of defaulted loans starting with the fourth quarter of 2007 through the fourth quarter of 2024. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The amounts so calculated comprise the quantitative portion of the allowance for credit losses.

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

The following tables set forth activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2025, and June 30, 2024.

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:
March 31, 2025 Ending Balance	$69,023	$8,540	$80,901	$15,455	$17	$173,936
(Reversal)/provision for expected credit losses	(19,260)	(3,106)	29,621	5,081	—	12,336
Charge-offs	(9,117)	—	(3,839)	(74)	—	(13,030)
Recoveries	196	—	90	3	—	289
Net (charge-offs)/recoveries	(8,921)	—	(3,749)	(71)	—	(12,741)
June 30, 2025 Ending Balance	$40,842	$5,434	$106,773	$20,465	$17	$173,531

Allowance for unfunded credit commitments:
March 31, 2025 Ending Balance	$9,057	$1,971	$—	$—	$—	$11,028
(Reversal)/provision for expected credit losses	(1,467)	277	54	—	—	(1,136)
June 30, 2025 Ending Balance	$7,590	$2,248	$54	$—	$—	$9,892

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:
March 31, 2024 Ending Balance	$51,290	$8,539	$77,049	$17,701	$10	$154,589
Provision/(reversal) for expected credit losses	5,429	373	1,416	(419)	13	6,812
Charge-offs	(8,257)	—	—	—	—	(8,257)
Recoveries	126	—	—	134	—	260
Net (charge-offs)/recoveries	(8,131)	—	—	134	—	(7,997)
June 30, 2024 Ending Balance	$48,588	$8,912	$78,465	$17,416	$23	$153,404

Allowance for unfunded credit commitments:
March 31, 2024 Ending Balance	$7,460	$2,326	$—	$—	$—	$9,786
Provision/(reversal) for expected credit losses	33	(245)	—	—	—	(212)
June 30, 2024 Ending Balance	$7,493	$2,081	$—	$—	$—	$9,574

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:
December 31, 2024 Ending Balance	$57,796	$8,185	$79,597	$16,181	$6	$161,765
(Reversal)/provision for expected credit losses	(5,957)	(2,752)	30,834	4,348	11	26,484
Charge-offs	(11,461)	—	(3,839)	(74)	—	(15,374)
Recoveries	464	1	181	10	—	656
Net (charge-offs)/recoveries	(10,997)	1	(3,658)	(64)	—	(14,718)
June 30, 2025 Ending Balance	$40,842	$5,434	$106,773	$20,465	$17	$173,531

Allowance for unfunded credit commitments:
December 31, 2024 Ending Balance	$7,780	$1,896	$—	$—	$—	$9,676
(Reversal)/provision for expected credit losses	(190)	352	54	—	—	216
June 30, 2025 Ending Balance	$7,590	$2,248	$54	$—	$—	$9,892

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	(In thousands)
Allowance for Loan Losses:
December 31, 2023 Ending Balance	$53,791	$8,180	$74,428	$18,140	$23	$154,562
Provision/(reversal) for expected credit losses	4,055	732	4,288	(1,096)	—	7,979
Charge-offs	(10,196)	—	(251)	(3)	—	(10,450)
Recoveries	938	—	—	375	—	1,313
Net (charge-offs)/recoveries	(9,258)	—	(251)	372	—	(9,137)
June 30, 2024 Ending Balance	$48,588	$8,912	$78,465	$17,416	$23	$153,404

Allowance for unfunded credit commitments:
December 31, 2023 Ending Balance	$6,888	$2,165	$—	$—	$—	$9,053
Provision/(reversal) for expected credit losses	605	(84)	—	—	—	521
June 30, 2024 Ending Balance	$7,493	$2,081	$—	$—	$—	$9,574

Loans Held-for-Sale

At the time of commitment to originate or purchase a loan, the loan is determined to be held for investment if it is in the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including asset/liability and credit risk management.  When the Company subsequently changes its intent to hold certain loans, the loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value.  As of June 30, 2025, there were $13.3 million of loans held-for-sale, which were comprised of commercial loans and commercial real estate loans.  There were no loans held-for-sale as of December 31, 2024.

Loan Transfers, Sales and Purchases

The Company purchases and sells loans in the secondary market in the ordinary course of business.  From time to time, purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to the allowance for loan losses are recorded, when appropriate. During the six months ended June 30, 2025, the Company transferred $4.4 million in commercial loans and  $8.9 million in commercial real estate loans held for investment to loans held for sale.  Net gains on sale of loans, excluding the lower of cost or fair value adjustments, were $142 thousand for the six months ended June 30, 2025.  There were no lower of cost or fair value adjustments during the six months ended June 30, 2025.

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

The Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships were $93.7 million and $99.5 million as of June 30, 2025, and December 31, 2024, respectively.

10. Borrowed Funds

Borrowings from the Federal Home Loan Bank (“FHLB”) – There were $412.0 million over-night borrowings from the FHLB as of June 30, 2025, and no over-night borrowings as of December 31, 2024. Advances from the FHLB were $412.0 million at a weighted average rate 4.57% as of June 30, 2025, and $60.0 million at a weighted average rate of 5.08% as of December 31, 2024. As of June 30, 2025, final maturity for the FHLB advances was $412.0 million in July 2025. Our unused borrowing capacity from the FHLB as of June 30, 2025, and December 31, 2024, was $7.00 billion and $7.47 billion, respectively, and unpledged securities at June 30, 2025, and  December 31, 2024, was $1.63 billion and $1.53 billion, respectively.

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

At June 30, 2025, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 6.85%, compared to $119.1 million with a weighted average rate of 7.75% at December 31, 2024. The Junior Subordinated Notes have a stated maturity term of 30 years.

11. Income Taxes

The effective tax rate for the first six months of 2025 was 19.7% compared to 9.4% for the first six months of 2024. The effective tax rate for the first six months of 2025 includes the impact of low-income housing tax credits and for the first six months of 2024 includes the impact of alternative energy investment and low-income housing tax credits.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025, and December 31, 2024:

	June 30, 2025
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities AFS
U.S. Treasury securities	$768,249	$—	$—	$768,249
U.S. government agency entities	—	7,934	—	7,934
Mortgage-backed securities	—	658,431	—	658,431
Collateralized mortgage obligations	—	23,927	—	23,927
Corporate debt securities	—	189,892	—	189,892
Total securities AFS	768,249	880,184	—	1,648,433

Equity securities
Mutual funds	5,633	—	—	5,633
Preferred stock of government sponsored entities	9,012	—	—	9,012
Other equity securities	12,665	—	—	12,665
Total equity securities	27,310	—	—	27,310

Interest rate swaps	—	31,571	—	31,571
Foreign exchange contracts	—	1,522	—	1,522
Total assets	$795,559	$913,277	$—	$1,708,836

Liabilities
Interest rate swaps	$—	$34,108	$—	$34,108
Foreign exchange contracts	—	247	—	247
Total liabilities	$—	$34,355	$—	$34,355

	December 31, 2024
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	(In thousands)
Assets
Securities AFS
U.S. Treasury securities	$621,462	$—	$—	$621,462
U.S. government agency entities	—	9,149	—	9,149
Mortgage-backed securities	—	684,016	—	684,016
Collateralized mortgage obligations	—	24,556	—	24,556
Corporate debt securities	—	207,945	—	207,945
Total securities AFS	621,462	925,666	—	1,547,128

Equity securities
Mutual funds	5,532	—	—	5,532
Preferred stock of government sponsored entities	7,287	—	—	7,287
Other equity securities	20,071	—	—	20,071
Total equity securities	32,890	—	—	32,890

Interest rate swaps	—	39,958	—	39,958
Foreign exchange contracts	—	490	—	490
Total assets	$654,352	$966,114	$—	$1,620,466

Liabilities
Interest rate swaps	$—	$36,319	$—	$36,319
Foreign exchange contracts	—	785	—	785
Total liabilities	$—	$37,104	$—	$37,104

Financial assets and liabilities measured at estimated fair value on a non-recurring basis:

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the periods ended June 30, 2025, and December 31, 2024, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024, the following tables set forth the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of June 30, 2025, and December 31, 2024, and the total losses for the periods indicated:

	As of June 30, 2025				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Three Months Ended		For the Six Months Ended
	Level 1	Level 2	Level 3	Measurements	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)
Assets
Non-accrual loans by type:
Commercial loans	$—	$—	$16,577	$16,577	$—	$1,038	$8,652	$1,038
Commercial real estate loans	—	—	28,803	28,803	—	251	3,839	251
Residential mortgage loans and equity lines	—	—	235	235	—	—	—	—
Total non-accrual loans	—	—	45,615	45,615	—	1,289	12,491	1,289
Other real estate owned (1)	—	—	19,896	19,896	—	—	—	—
Other equity securities	—	—	1,539	1,539	—	—	—	—
Investments in venture capital	—	—	84	84	—	—	—	—
Total assets	$—	$—	$67,134	$67,134	$—	$1,289	$12,491	$1,289

(1) Other real estate owned balance of $19.0 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2024				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Measurements	December 31, 2024	December 31, 2023
	(In thousands)
Assets
Non-accrual loans by type:
Commercial loans	$—	$—	$10,896	$10,896	$5,654	$—
Commercial real estate loans	—	—	15,320	15,320	4,049	4,069
Commercial real estate loans	—	—	243	243	59	—
Total non-accrual loans	—	—	26,459	26,459	9,762	4,069
Other real estate owned (1)	—	—	24,126	24,126	—	—
Other equity securities	—	—	1,539	1,539	—	—
Investments in venture capital	—	—	86	86	147	227
Total assets	$—	$—	$52,210	$52,210	$9,909	$4,296

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

The following table sets forth the carrying and notional amounts and estimated fair value of financial instruments as of June 30, 2025, and December 31, 2024:

	June 30, 2025		December 31, 2024
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$190,011	$190,011	$157,167	$157,167
Short-term investments	1,056,964	1,056,964	882,353	882,353
Securities AFS	1,648,433	1,648,433	1,547,128	1,547,128
Loans held-for-sale	13,338	13,338	—	—
Loans held for investment, net	19,597,337	20,072,336	19,203,649	19,500,647
Equity securities	28,849	28,849	34,429	34,429
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$197,362	$1,522	$62,794	$490
Interest rate swaps	1,081,046	31,571	1,065,580	39,958

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$20,006,330	$19,983,108	$19,686,199	$19,670,327
Advances from Federal Home Loan Bank	412,000	410,444	60,000	59,606
Other borrowings	17,652	15,656	17,740	15,281
Long-term debt	119,136	76,785	119,136	73,752

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$37,944	$247	$171,945	$785
Interest rate swaps	1,492,313	34,108	1,198,471	36,319

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,564,709	$(19,138)	$3,470,296	$(18,226)
Standby letters of credit	466,558	(2,763)	439,769	(2,900)
Other letters of credit	11,327	(13)	12,347	(14)

The following tables set forth the level in the fair value hierarchy for the estimated fair values of financial instruments as of June 30, 2025, and December 31, 2024, excluding financial instruments recorded at fair value on a recurring basis already presented in other tables in this note:

	As of June 30, 2025
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$190,011	$190,011	$—	$—
Short-term investments	1,056,964	1,056,964	—	—
Loans held-for-sale	13,338	—	13,338	—
Loans held for investment, net	20,072,336	—	—	20,072,336
Equity securities	1,539	—	—	1,539
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Financial Liabilities
Deposits	19,983,108	—	—	19,983,108
Advances from Federal Home Loan Bank	410,444	—	410,444	—
Other borrowings	15,656	—	—	15,656
Long-term debt	76,785	—	76,785	—

	As of December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$157,167	$157,167	$—	$—
Short-term investments	882,353	882,353	—	—
Loans held for investment, net	19,500,647	—	—	19,500,647
Equity securities	1,539	—	—	1,539
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Financial Liabilities
Deposits	19,670,327	—	—	19,670,327
Advances from Federal Home Loan Bank	59,606	—	59,606	—
Other borrowings	15,281	—	—	15,281
Long-term debt	73,752	—	73,752	—

13. Goodwill and Other Intangible Assets

Goodwill. Total goodwill was $375.7 million as of June 30, 2025, and remains unchanged compared with December 31, 2024. The Company completed its annual goodwill impairment testing and concluded that goodwill was not impaired as of December 31, 2024.

Core Deposit Intangibles.

The following table presents the gross carrying amount and accumulated amortization of core deposits intangible assets as of June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
	(In thousands)
Gross balance	$10,562	$10,562
Accumulated amortization	(6,792)	(6,292)
Impairment	(1,324)	(1,324)
Net carrying balance	$2,446	$2,946

There were no impairment write-downs included in amortization of core deposit intangibles for the three months ended  June 30, 2025 and $9 thousand in impairment write-downs for the three months ended June 30, 2024. There was no impairment write-downs included in amortization of core deposit intangibles for the six months ended  June 30, 2025 and $97 thousand in impairment write-downs for the six months ended June 30, 2024.

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $250 thousand and $259 thousand for the three months ended June 30, 2025, and 2024, respectively. The amortization expense related to the core deposit intangible assets was $500 thousand and $598 thousand for the six months ended June 30, 2025, and 2024, respectively.

The following table presents the estimated aggregate amortization expense of core deposit intangibles for each of the remaining years:

Amount
(In thousands)
2025	$446
2026	870
2027	870
2028	260
Total	$2,446

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

The Company offers various interest rate derivative contracts to its clients. When derivative transactions are executed with its clients, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with clients throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements. As of June 30, 2025, and December 31, 2024, the Company had outstanding interest rate derivative contracts with certain clients and third-party financial institutions with a notional amount of $959.3 million and $680.5 million, respectively, with a fair value of $28.3 million and $32.7 million, respectively, for both clients and third-party financial institutions. As of June 30, 2025, and  December 31, 2024, for borrower swap transactions, there were no notional amount of interest rate swaps cleared through the CCP.

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

As of June 30, 2025, the Bank’s outstanding fair value interest rate swap contracts matched to individual fixed-rate commercial real estate loans had a notional amount of $48.5 million with a fair value of $2.0 million and various terms from three to ten years. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of June 30, 2025 and 2024, the ineffective portion of these interest rate swaps was not significant.

The Company has designated as a partial-term hedging election of $578.2 million notional with a net fair value loss of $4.5 million as last-of-layer hedge on pools of loans with a notational value of $902.7 million as of June 30, 2025. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month Term SOFR interest rate swaps to convert the last-of-layer $578.2 million portion of $902.7 million fixed rate loan pools in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranches. As of June 30, 2025, the last-of-layer loan tranche had a net fair value gain basis adjustment of $5.5 million. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

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

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of June 30, 2025, and December 31, 2024, were as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Fair value swap hedges:
Notional	$626,741	$875,117
Weighted average fixed rate-pay	3.97%	3.55%
Weighted average variable rate spread	0.20%	0.22%
Weighted average variable rate-receive	4.53%	5.36%

Net (loss)/gain(1)	$(2,538)	$3,644

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Periodic net settlement of swaps (2)	$834	$3,634	$2,334	$10,475

(1) the amount is included in other non-interest income.
(2) the amount of periodic net settlement of interest rate swaps was included in interest income.

Included in the total notional amount of $626.7 million of the fair value interest rate contracts entered into with financial counterparties as of June 30, 2025, was a notional amount of $572.0 million of interest rate swaps that cleared through the CCP. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $3.9 million as of June 30, 2025.

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

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of June 30, 2025, and December 31, 2024, not including interest rate swaps cleared through the CCP, were as follows:

Derivative financial instruments not designated as hedging instruments:	June 30, 2025	December 31, 2024
	(In thousands)
Notional amounts:
Forward, and swap contracts with positive fair value	$1,156,667	$743,257
Forward, and swap contracts with negative fair value	$997,250	$852,409
Fair value:
Forward, and swap contracts with positive fair value	$29,829	$33,237
Forward, and swap contracts with negative fair value	$(28,554)	$(33,531)

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

Financial instruments that are eligible for offset in the Consolidated Balance Sheets, as of June 30, 2025, and December 31, 2024, are set forth in the following table:

				Gross Amounts Not
				Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	(In thousands)
June 30, 2025
Assets:
Derivatives	$31,571	$14,380	$17,191	$—	$63	$17,128

Liabilities:
Derivatives	$34,108	$—	$34,108	$—	$—	$34,108

December 31, 2024
Assets:
Derivatives	$39,958	$34,609	$5,349	$—	$174	$5,175

Liabilities:
Derivatives	$36,319	$—	$36,319	$—	$—	$36,319

16. Revenue from Contracts with Clients

The following is a summary of revenue from contracts with clients that are in-scope and not in-scope under ASC Topic 606:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$2,609	$2,450	$5,045	$4,687
Wealth management fees	4,936	5,678	11,105	11,316
Other service fees(1)	4,759	4,737	9,243	8,787
Total in-scope non-interest income	12,304	12,865	25,393	24,790

Non-interest loss, not in-scope(2)	3,087	350	1,202	(4,964)
Total non-interest income	$15,391	$13,215	$26,595	$19,826

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

17. Stockholders’ Equity

Total equity was $2.89 billion as of June 30, 2025, an increase of $40.6 million, from $2.85 billion as of December 31, 2024, primarily due to net income of $147.0 million, other comprehensive income of $16.4 million, stock-based compensation of $2.7 million, proceeds from dividend reinvestment of $1.3 million, and stock issued to directors of $1.0 million, offset by purchase of treasury stock of $77.3 million, common stock cash dividends of $47.7 million, and shares withheld related to net share settlement of RSUs of $2.8 million.

Activity in accumulated other comprehensive income/(loss), net of tax, and reclassification out of accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2025, and June 30, 2024, was as follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, (loss)/gain, net of tax
Securities AFS			$(71,747)			$(92,612)
Cash flow hedge derivatives			—			333
Total			$(71,747)			$(92,279)

Net unrealized gains/(losses) arising during the period
Securities AFS	$3,585	$1,060	$2,525	$(636)	$(188)	$(448)
Cash flow hedge derivatives	—	—	—	(473)	(140)	(333)
Total	$3,585	$1,060	$2,525	$(1,109)	$(328)	$(781)

Reclassification adjustment for net losses in net income
Securities AFS	$—	$—	$—	$—	$—	$—
Cash flow hedge derivatives	—	—	—	—	—	—
Total	—	—	—	—	—	—

Total other comprehensive income/(loss)
Securities AFS	$3,585	$1,060	$2,525	$(636)	$(188)	$(448)
Cash flow hedge derivatives	—	—	—	(473)	(140)	(333)
Total	$3,585	$1,060	$2,525	$(1,109)	$(328)	$(781)

Ending balance, (loss)/gain, net of tax
Securities AFS			$(69,222)			$(93,060)
Cash flow hedge derivatives			—			—
Total			$(69,222)			$(93,060)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	(In thousands)
Beginning balance, gain/(loss), net of tax
Securities AFS			$(85,607)			$(86,190)
Cash flow hedge derivatives			—			774
Total			$(85,607)			$(85,416)

Net unrealized gains/(losses) arising during the period
Securities AFS	$23,261	$6,876	$16,385	$(9,753)	$(2,883)	$(6,870)
Cash flow hedge derivatives	—	—	—	(1,099)	(325)	(774)
Total	$23,261	$6,876	$16,385	$(10,852)	$(3,208)	$(7,644)

Reclassification adjustment for net losses in net income
Securities AFS	$—	$—	$—	$—	$—	$—
Cash flow hedge derivatives	—	—	—	—	—	—
Total	—	—	—	—	—	—

Total other comprehensive income/(loss)
Securities AFS	$23,261	$6,876	$16,385	$(9,753)	$(2,883)	$(6,870)
Cash flow hedge derivatives	—	—	—	(1,099)	(325)	(774)
Total	$23,261	$6,876	$16,385	$(10,852)	$(3,208)	$(7,644)

Ending balance, gain/(loss), net of tax
Securities AFS			$(69,222)			$(93,060)
Cash flow hedge derivatives			—			—
Total			$(69,222)			$(93,060)

18. Stock Repurchase Program

On June 4, 2025, the Company announced a new stock repurchase program to buy back up to $150.0 million of the Company's common stock. The previous $125.0 million shares repurchase program announced on May 28, 2024, was completed on  February 28, 2025, with the repurchase of  a total of 2,905,487 shares at an average cost of $43.02.

During the second quarter, we repurchased 804,179 common shares at an average cost of $44.22 per share, for a total of $35.6 million.

19. Subsequent Events

The Company has evaluated the effect of events that have occurred subsequent to June 30, 2025, through the date of issuance of the Consolidated Financial Statements, and, based on such evaluation, the Company believes that there have been no material events during such period that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

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

Highlights

●	Net interest margin increased to 3.27% during the second quarter from 3.01% in the second quarter of 2024.
●	Total loans, excluding loans held for sale, increased to $19.78 billion or 2.11%, from $19.38 billion at December 31, 2024.
●	Total deposits increased $320.1 million or 1.6%, to $20.01 billion from December 31, 2024.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended June 30, 2025, was $77.5 million, an increase of $10.7 million, or 16.0%, compared to net income of $66.8 million for the same quarter a year ago. Diluted earnings per share for the quarter ended June 30, 2025, was $1.10 per share compared to $0.92 per share for the same quarter a year ago.

Return on average stockholders’ equity was 10.72% and return on average assets was 1.33% for the quarter ended June 30, 2025, compared to a return on average stockholders’ equity of 9.63% and a return on average assets of 1.15% for the same quarter a year ago.

Financial Performance

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In millions, except per share and ratio data)
Net income	$77.5	$66.8	$147.0	$138.3
Basic earnings per common share	$1.11	$0.92	$2.09	$1.90
Diluted earnings per common share	$1.10	$0.92	$2.09	$1.90
Return on average assets	1.33%	1.15%	1.27%	1.19%
Return on average total stockholders' equity	10.72%	9.63%	10.28%	10.01%
Efficiency ratio	45.34%	55.65%	45.46%	54.45%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $15.9 million, or 9.6%, to $181.2 million during the second quarter of 2025, compared to $165.3 million during the same quarter a year ago. The increase was due primarily to a decrease in interest expense from deposits, offset by a decrease in interest income from loans and securities.

The net interest margin was 3.27% for the second quarter of 2025 compared to 3.01% for the second quarter of 2024.

For the second quarter of 2025, the yield on average interest-earning assets was 5.83%, the cost of funds on average interest-bearing liabilities was 3.37%, and the average cost of interest-bearing deposits was 3.35%. In comparison, for the second quarter of 2024, the yield on average interest-earning assets was 6.05%, the cost of funds on average interest-bearing liabilities was 3.97%, and the average cost of interest-bearing deposits was 3.94%. The decrease in the yield on average interest-bearing liabilities and on average interest-earning assets resulted mainly from lower interest rates on deposits and lower interest rates on loans and securities, respectively. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 2.46% for the quarter ended June 30, 2025, compared to 2.08% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended June 30, 2025, and 2024. The average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Three Months Ended June 30,
	2025			2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(In thousands)
Interest-earning assets:
Total loans (1)	$19,489,400	$296,857	6.11%	$19,439,112	$303,336	6.28%
Investment securities	1,622,309	13,666	3.38	1,667,279	15,644	3.77
Federal Home Loan Bank stock	17,250	373	8.65	17,250	499	11.63
Deposits with banks	1,102,579	12,022	4.37	997,808	13,381	5.39
Total interest-earning assets	22,231,538	322,918	5.83	22,121,449	332,860	6.05
Non-interest earning assets:
Cash and due from banks	159,751			161,182
Other non-earning assets	1,144,713			1,217,198
Total non-interest earning assets	1,304,464			1,378,380
Less: Allowance for loan losses	(173,530)			(151,889)
Deferred loan fees	(12,536)			(11,486)
Total assets	$23,349,936			$23,336,454

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,133,874	$9,090	1.71%	$2,169,045	$11,153	2.07%
Money market accounts	3,464,685	29,679	3.44	3,217,813	30,190	3.77
Savings accounts	1,343,043	5,601	1.67	1,037,771	3,169	1.23
Time deposits	9,692,056	94,364	3.91	10,185,497	118,076	4.66
Total interest-bearing deposits	16,633,658	138,734	3.35	16,610,126	162,588	3.94

Other borrowings	103,059	934	3.63	235,234	3,093	5.29
Long-term debt	119,136	2,029	6.83	119,136	1,863	6.29
Total interest-bearing liabilities	16,855,853	141,697	3.37	16,964,496	167,544	3.97

Non-interest bearing liabilities:
Demand deposits	3,331,433			3,247,498
Other liabilities	263,682			331,903
Total equity	2,898,968			2,792,557
Total liabilities and equity	$23,349,936			$23,336,454

Net interest spread			2.46%			2.08%
Net interest income		$181,221			$165,316
Net interest margin			3.27%			3.01%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the three months ended June 30, 2025 and 2024:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three Months Ended June 30,
	2025-2024
	Increase/(Decrease) in
	Net Interest Income Due to
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$863	$(7,342)	$(6,479)
Investment securities	(405)	(1,573)	(1,978)
Federal Home Loan Bank stock	—	(126)	(126)
Deposits with other banks	1,332	(2,691)	(1,359)
Total changes in interest income	1,790	(11,732)	(9,942)

Interest-bearing liabilities:
Interest-bearing demand accounts	(176)	(1,888)	(2,064)
Money market accounts	2,272	(2,782)	(510)
Savings accounts	1,090	1,342	2,432
Time deposits	(5,448)	(18,264)	(23,712)
Other borrowed funds	(1,387)	(772)	(2,159)
Long-term debt	—	166	166
Total changes in interest expense	(3,649)	(22,198)	(25,847)

Changes in net interest income	$5,439	$10,466	$15,905

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for credit losses

The Company recorded a provision for credit losses of $11.2 million in the second quarter of 2025 compared with $6.6 million in the second quarter of 2024. As of June 30, 2025, the allowance for credit losses, comprised of the reserve for loan losses and the reserve for unfunded loan commitments, increased $12.0 million to $183.4 million, or 0.93% of gross loans, compared to $171.4 million, or 0.88% of gross loans, as of December 31, 2024. The change in the allowance for credit losses during the six months ended June 30, 2025, consisted of a $26.7 million provision for credit losses, and $14.7 million in net charge-offs.

The following table sets forth the charge-offs and recoveries for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Charge-offs:
Commercial loans	$9,117	$8,257	$11,461	$10,196
Real estate loans (1)	3,913	—	3,913	254
Total charge-offs	13,030	8,257	15,374	10,450
Recoveries:
Commercial loans	196	126	465	938
Construction loans	—	—	1	—
Real estate loans (1)	93	134	190	375
Total recoveries	289	260	656	1,313
Net charge-offs	$12,741	$7,997	$14,718	$9,137

(1) Real estate loans include commercial real estate loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), wealth management fees, and other sources of fee income, was $15.4 million for the second quarter of 2025, an increase of $2.2 million, or 16.7%, compared to $13.2 million for the second quarter of 2024. The increase was primarily due to an increase of $2.4 million in derivative fees when compared to the same quarter a year ago.

Non-Interest Expense

Non-interest expense decreased $10.3 million, or 10.4%, to $89.1 million in the second quarter of 2025 compared to $99.4 million in the same quarter a year ago. The decrease in non-interest expense in the second quarter of 2025 was primarily due to a decrease of $12.2 million in amortization expense of investments in low-income housing and alternative energy partnerships, offset by an increase of $2.7 million in salaries and employee benefits when compared to the same quarter a year ago. The efficiency ratio was 45.34% in the second quarter of 2025 compared to 55.65% for the same quarter a year ago.

Income Taxes

The effective tax rate for the second quarter of 2025 was 19.6% compared to 7.9% for the second quarter of 2024. The effective tax rate includes the impact of low-income housing tax credits in 2025 and solar tax credits and low-income housing tax credits in 2024.

As a result of the enactment of the single factor apportionment by the State of California in June 2025, the Company recorded a $3.4 million write down of its deferred tax assets during the second quarter of 2025.

Year-to-Date Statement of Operations Review

Net Income

Net income for the six months ended June 30, 2025, was $147.0 million, an increase of $8.7 million, or 6.3%, compared to net income of $138.3 million for the same period a year ago. Diluted earnings per share for the six months ended June 30, 2025, was $2.09 per share compared to $1.90 per share for the same period a year ago.

Return on average stockholders’ equity was 10.28% and return on average assets was 1.27% for the six months ended June 30, 2025, compared to a return on average stockholders’ equity of 10.01% and a return on average assets of 1.19% for the same period a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the six months ended June 30, 2025, and 2024. The average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Six Months Ended June 30,
	2025			2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	(In thousands)
Interest-earning assets:
Total loans (1)	$19,411,434	$590,841	6.14%	$19,469,033	$605,864	6.26%
Investment securities	1,540,471	25,769	3.37	1,652,798	30,595	3.72
Federal Home Loan Bank stock	17,250	752	8.79	20,128	930	9.29
Interest-bearing deposits	1,152,166	24,951	4.37	1,045,890	28,113	5.41
Total interest-earning assets	22,121,321	642,313	5.86	22,187,849	665,502	6.03
Non-interest earning assets:
Cash and due from banks	168,368			172,426
Other non-earning assets	1,159,231			1,199,070
Total non-interest earning assets	1,327,599			1,371,496
Less: Allowance for loan losses	(167,688)			(153,562)
Deferred loan fees	(11,878)			(11,606)
Total assets	$23,269,354			$23,394,177

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,138,034	$17,953	1.69%	$2,240,645	$23,725	2.13%
Money market accounts	3,423,716	58,270	3.43	3,166,055	57,556	3.66
Savings accounts	1,316,483	10,581	1.62	1,041,938	6,019	1.16
Time deposits	9,637,742	190,430	3.98	9,953,207	227,622	4.60
Total interest-bearing deposits	16,515,975	277,234	3.38	16,401,845	314,922	3.86

Other borrowings	158,731	3,170	4.03	483,007	13,108	5.46
Long-term debt	119,136	4,049	6.85	119,136	3,584	6.05
Total interest-bearing liabilities	16,793,842	284,453	3.42	17,003,988	331,614	3.92

Non-interest bearing liabilities:
Demand deposits	3,318,364			3,293,024
Other liabilities	275,215			319,965
Total equity	2,881,933			2,777,200
Total liabilities and equity	$23,269,354			$23,394,177

Net interest spread			2.44%			2.11%
Net interest income		$357,860			$333,888
Net interest margin			3.26%			3.03%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the six months ended June 30, 2025 and 2024:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Six Months Ended June 30,
	2025-2024
	Increase/(Decrease) in
	Net Interest Income Due to
	Changes in Volume	Changes in Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$(2,007)	$(13,016)	$(15,023)
Investment securities	(2,027)	(2,799)	(4,826)
Federal Home Loan Bank stock	(129)	(49)	(178)
Deposits with other banks	2,663	(5,825)	(3,162)
Total changes in interest income	(1,500)	(21,689)	(23,189)

Interest-bearing liabilities:
Interest-bearing demand accounts	(1,055)	(4,717)	(5,772)
Money market accounts	4,450	(3,736)	714
Savings accounts	1,825	2,737	4,562
Time deposits	(7,131)	(30,061)	(37,192)
Other borrowed funds	(7,148)	(2,790)	(9,938)
Long-term debt	—	465	465
Total changes in interest expense	(9,059)	(38,102)	(47,161)

Changes in net interest income	$7,559	$16,413	$23,972

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Balance Sheet Review

Assets

Total assets were $23.72 billion as of June 30, 2025, an increase of $669.2 million, or 2.9%, from $23.05 billion as of December 31, 2024.

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

The amortized cost of the Company’s AFS debt securities exclude accrued interest, which is included in “accrued interest income” on the Consolidated Balance Sheets. The Company has made an accounting policy election not to measure an allowance for credit losses for accrued interest receivables on AFS debt securities since the Company timely reverses any previously accrued interest when the debt security remains in default for an extended period. As each AFS debt security has a unique security structure, where the accrual status is clearly determined when certain criteria listed in the terms are met, the Company assesses the default status of each security as defined by the debt security’s specific security structure. At June 30, 2025, no AFS debt securities were in default.

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

Securities available-for-sale represented 6.9% of total assets as of June 30, 2025, compared to 6.7% of total assets as of December 31, 2024. Securities available-for-sale were $1.65 billion as of June 30, 2025, compared to $1.55 billion as of December 31, 2024.

Securities available-for-sale having a carrying value of $17.7 million as of June 30, 2025, and $17.8 million as of December 31, 2024, were pledged to secure public deposits and other borrowings.

Loans

Gross loans held for investment were $19.78 billion at June 30, 2025, an increase of $408.7 million, or 2.11%, from $19.38 billion at December 31, 2024. The increase was primarily due to an increase of $329.3 million, or 3.3%, in commercial real estate loans, an increase of $96.7 million, or 3.1%, in commercial loans and an increase of $3.0 million, or 0.1% in residential mortgage loans, offset, in part, by a decrease of $18.5 million, or 5.8% in real estate construction loans.

The loan held for investment balances and composition at June 30, 2025, compared to December 31, 2024, are set forth below:

	June 30, 2025	% of Gross Loans	December 31, 2024	% of Gross Loans	% Change
	(in thousands)

Commercial loans	$3,194,724	16.2%	$3,098,004	16.0%	3.1%
Construction loans	301,125	1.5	319,649	1.6	(5.8)
Commercial real estate loans	10,363,109	52.4	10,033,830	51.8	3.3
Residential mortgage loans and equity lines	5,922,143	29.9	5,919,092	30.6	0.1
Installment and other loans	3,601	—	5,380	—	(33.1)
Gross loans held for investment	$19,784,702	100%	$19,375,955	100%	2.1%
Allowance for loan losses	(173,531)		(161,765)		7.3
Unamortized deferred loan fees	(13,834)		(10,541)		31.2
Total loans held for investment, net	$19,597,337		$19,203,649		2.1%

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

The ratio of non-performing assets to total assets was 0.84% as of June 30, 2025, compared to 0.85% as of December 31, 2024. Total non-performing assets increased $3.2 million, or 1.6% to $199.5 million at June 30, 2025, compared to $196.3 million at December 31, 2024, primarily due to an increase of $5.0 million, or 3.0%, in non-accrual loans and, an increase of $2.3 million, or 57.8%, in accruing loans past due 90 days or more, offset by a decrease of  $4.1 million, or 17.7%, in other real estate owned.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets were 1.01% as of June 30, 2025, compared to 1.01% as of December 31, 2024. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 101.60% as of June 30, 2025, from 98.98% as of December 31, 2024.

The following table sets forth the changes in non-performing assets as of June 30, 2025, compared to December 31, 2024, and to June 30, 2024:

	June 30, 2025	December 31, 2024	% Change	June 30, 2024	% Change
	(in thousands)
Non-performing assets
Accruing loans past due 90 days or more	$6,389	$4,050	58	$3,443	86
Non-accrual loans:
Construction loans	4,230	—	—	22,998	(82)
Commercial real estate loans	93,754	83,128	13	60,085	56
Commercial loans	54,536	59,767	(9)	4,075	1,238
Residential mortgage loans	21,633	26,266	(18)	20,112	8
Total non-accrual loans	$174,153	$169,161	3	$107,270	62
Total non-performing loans	180,542	173,211	4	110,713	63
Other real estate owned	18,990	23,071	(18)	18,277	4
Total non-performing assets	$199,532	$196,282	2	$128,990	55
Accruing loan modifications to borrowers experiencing financial difficulties	$10,485	$—		$—

Non-accrual loans held for sale	$8,938	$—	—	$—	—

Allowance for loan losses	$173,531	$161,765	7	$153,404	13
Allowance for unfunded loan commitments	$9,892	$9,677	2	$9,574	3

Total gross loans outstanding, excluding loans held for sale, at period-end	$19,784,702	$19,375,955	2	$19,357,524	2

Allowance for loan losses to non-performing loans, at period-end	96.12%	93.39%		138.56%
Allowance for credit losses to non-performing loans, at period-end	101.60%	98.98%		147.21%
Allowance for loan losses to gross loans, excluding loans held for sale, at period-end	0.88%	0.83%		0.79%

Non-accrual Loans

As of June 30, 2025, total non-accrual loans were $174.2 million, an increase of $5.0 million, or 3.0%, from $169.2 million at December 31, 2024, and an increase of $66.9 million, or 62.4%, from $107.3 million at June 30, 2024. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly.

The following tables set forth the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	June 30, 2025		December 31, 2024
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$55,508	$3,835	$52,930	$5,259
Commercial real estate	64,109	—	56,464	576
Personal property (UCC)	—	50,701	—	53,932
Total	$119,617	$54,536	$109,394	$59,767

(1) Real estate includes commercial real estate loans, construction loans, residential mortgage loans, equity lines and installment & other loans.

	June 30, 2025		December 31, 2024
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$65,083	$4,873	$45,278	$5,000
Wholesale/Retail	31,886	44,815	30,415	47,080
Food/Restaurant	—	40	56	250
Import/Export	—	4,223	—	6,795
Other	22,648	585	33,645	642
Total	$119,617	$54,536	$109,394	$59,767

(1) Real estate includes commercial real estate loans, construction loans, residential mortgage loans, equity lines and installment & other loans.

For non-accrual loans, the amounts previously charged-off represent 15.8% of the contractual balances for non-accrual loans as of June 30, 2025, and 11.7% as of December 31, 2024. As of June 30, 2025, $119.6 million, or 68.7%, of the $174.2 million of non-accrual loans were secured by real estate compared to $109.4 million, or 64.7%, of the $169.2 million of non-accrual loans that were secured by real estate as of December 31, 2024. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

The allowance for loan losses to non-performing loans was 96.12% as of June 30, 2025, compared to 93.39% as of December 31, 2024. The increase was due primarily to a net increase in the allowance for loan losses.

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

As of June 30, 2025, construction loans of $247.2 million were disbursed with pre-established interest reserves of $32.5 million, compared to $227.9 million with pre-established interest reserves of $31.3 million at December 31, 2024.  The balance for construction loans with interest reserves that have been extended was $4.2 million with pre-established interest reserves of $0.5 million at June 30, 2025, compared to $4.2 million with pre-established interest reserves of $53 thousand at December 31, 2024.  Land loans of $6.1 million were disbursed with pre-established interest reserves of $1.0 million at June 30, 2025, compared to no land loans disbursements with pre-established interest reserves at December 31, 2024. There were no land loans with interest reserves which have been extended as of June 30, 2025, and December 31, 2024.

At June 30, 2025, the Bank had one loan on non-accrual status with $53 thousand in available interest reserves.  At June 30, 2025, $4.2 million non-accrual residential construction loans had been originated with pre-established interest reserves. At December 31, 2024, there were no non-accrual non-residential construction loans, residential construction loans, or land loans that were originated with pre-established interest reserves.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of the property, or some combination of these two factors.

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

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 13% and 15% of the Bank’s total risk-based capital as of June 30, 2025, and December 31, 2024, respectively. Total CRE loans represented 291% of total risk-based capital as of June 30, 2025, and 289% as of December 31, 2024, which were within the Bank’s internal limit of 400%, of total capital.

CRE and Construction Loans ("CREC")

The Company’s total CREC loan portfolio is diversified by property type with an average CREC loan size of $1.9 million as of June 30, 2025, and December 31, 2024. The following table summarizes the Company’s total CREC loans by property type as of June 30, 2025, and December 31, 2024:

	As of June 30, 2025		As of December 31, 2024
(In thousands)	Amount	%	Amount	%
Property type:
Retail	$2,508,588	24%	$2,432,022	24%
Multifamily	2,799,179	26%	2,723,890	26%
Office	1,480,533	14%	1,449,049	14%
Warehouse	1,294,942	12%	1,248,439	12%
Industrial	636,564	6%	635,907	6%
Hospitality	367,789	3%	292,463	3%
Construction & Land	371,106	3%	403,060	4%
Other	1,205,533	12%	1,168,649	11%
Total CREC loans	$10,664,234	100%	$10,353,479	100%

The weighted-average loan-to-value (“LTV”) ratio of the total CREC loan portfolio was 49% as of June 30, 2025, and December 31, 2024. Approximately 86% and 85% of total CREC loans had an LTV ratio of 60% or lower as of June 30, 2025, and December 31, 2024, respectively.

The following tables provide a summary of the Company’s CREC, multifamily residential, and construction and land loans by geography as of June 30, 2025, and December 31, 2024. The distribution of the total CREC loan portfolio reflects the Company’s geographical footprint, which is primarily concentrated in California:

	As of June 30, 2025
(In thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$2,598,912		$976,448		$222,987		$3,798,347
Northern California	1,015,210		153,995		18,596		1,187,801
California	3,614,122	48%	1,130,443	40%	241,583	65%	4,986,148	47%
New York	2,331,803	31%	1,253,152	45%	102,760	28%	3,687,715	35%
Texas	370,499	5%	146,338	5%	6,116	2%	522,953	5%
Illinois	240,804	3%	45,541	2%	497	0%	286,842	3%
New Jersey	155,791	2%	17,770	1%	—	0%	173,561	1%
Nevada	204,824	3%	31,137	1%	2,851	1%	238,812	2%
Washington	83,977	1%	145,259	5%	8,969	2%	238,205	2%
Other markets	492,129	7%	29,539	1%	8,330	2%	529,998	5%
Total CREC loans	$7,493,949	100%	$2,799,179	100%	$371,106	100%	$10,664,234	100%

	As of December 31, 2024
(In thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$2,498,806		$928,376		$235,618		$3,662,800
Northern California	1,057,781		162,218		27,648		1,247,647
California	3,556,587	49%	1,090,594	40%	263,266	65%	4,910,447	47%
New York	2,194,173	31%	1,202,183	44%	101,887	25%	3,498,243	34%
Texas	343,271	5%	160,207	6%	6,130	2%	509,608	5%
Illinois	242,066	3%	46,294	2%	242	0%	288,602	3%
New Jersey	153,599	2%	17,535	1%	—	0%	171,134	2%
Nevada	161,095	2%	28,775	1%	23,205	6%	213,075	2%
Washington	85,784	1%	146,258	5%	—	0%	232,042	2%
Other markets	489,954	7%	32,044	1%	8,330	2%	530,328	5%
Total CREC loans	$7,226,529	100%	$2,723,890	100%	$403,060	100%	$10,353,479	100%

There were 47% of total CREC loans concentrated in California as of June 30, 2025, and December 31, 2024. Changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses.

Commercial Real Estate Loans

The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. CRE loans totaled $7.49 billion as of June 30, 2025, compared with $7.23 billion as of December 31, 2024, and accounted for 38% and 37% of total loans held-for-investment, not including loans held for sale, as of June 30, 2025, and December 31, 2024, respectively. Interest rates on CRE loans may be fixed or variable. As of June 30, 2025, 17% and 41% of our CRE portfolio were variable rate and hybrid loans in their fixed period, respectively. In comparison, as of December 31, 2024, 25% and 37% of our CRE portfolio were variable rate and hybrid loans in their fixed period, respectively. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 23% and 24% of the CRE loans as of June 30, 2025, and December 31, 2024, respectively. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial-Multifamily Residential Loans

The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. Multifamily residential loans totaled $2.80 billion as of June 30, 2025, compared with $2.72 billion as of December 31, 2024, and accounted for 14% of total loans held-for investment, not including loans held for sale, as of both June 30, 2025 and December 31, 2024. The Company offers a variety of first lien mortgages, including fixed and variable-rate loans. As of June 30, 2025, 23% and 40% of our multifamily residential loan portfolio were variable rate and hybrid loans in their fixed period, respectively. In comparison, as of December 31, 2024, 18% and 41% of our multifamily residential loan portfolio were variable rate and hybrid loans in their fixed period, respectively.

Commercial-Construction and Land Loans

Construction and land loans provide financing for diversified projects by real estate property type. Construction and land loans totaled $371.1 million as of June 30, 2025, compared with $403.1 million as of December 31, 2024, and accounted for 2% of total loans held-for-investment, not including loans held for sale, as of June 30, 2025, and December 31, 2024. Construction loan exposure was made up of $301.1 million in outstanding loans, plus $212.1 million in unfunded commitments as of June 30, 2025, compared with $319.6 million in outstanding loans, plus $186.5 million in unfunded commitments as of December 31, 2024. Land loans totaled $70.0 million as of June 30, 2025, compared with $83.4 million as of December 31, 2024.

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

The allowance for loan losses was $173.5 million and the allowance for off-balance sheet unfunded credit commitments was $9.9 million at June 30, 2025, which represented the amount estimated by management to be appropriate to absorb expected credit losses inherent in the loan portfolio, including unfunded credit commitments. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $183.4 million at June 30, 2025, compared to $171.4 million at December 31, 2024. The allowance for credit losses represented 0.93% of period-end gross loans and 101.60% of non-performing loans at June 30, 2025. The comparable ratios were 0.88% of period-end gross loans and 98.98% of non-performing loans at December 31, 2024.

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

In calculating our allowance for credit losses in the second quarter of 2025, increased sensitivity to the macroeconomic forecast, particularly unemployment, had a significant impact to the allowance for credit losses. However, the allowance for credit losses in the second quarter of 2025 also reflected the reversal of specific reserves for two loans as the result of charge-offs during the second quarter for a restructuring of one borrower and the other as a result of pledging of additional collateral and the reversal of a reserve for potential losses from tariffs due to additional developments during the second quarter. Our methodology and framework along with the 8-quarter reasonable and supportable forecast period and the 4-quarter reversion period have remained consistent since the implementation of CECL. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.

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

Under the Company’s CECL methodology, nine portfolio segments with similar risk characteristics are evaluated for expected loss. Six portfolios are modeled using econometric models and three smaller portfolios are evaluated using a simplified loss-rate method that calculates lifetime expected credit losses for the respective pools (simplified approach). The six portfolios subject to econometric modeling include residential mortgages; commercial and industrial loans (“C&I”); construction loans; commercial real estate (“CRE”) for multifamily loans; CRE for owner-occupied loans; and other CRE loans. We estimate the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables, (GDP, unemployment, CRE prices and residential mortgage prices) to historical credit performance for each of the six loan portfolios from the fourth quarter of 2007 through the fourth quarter of 2024. Loss given default rates are computed based on the net charge-offs recognized and then applied to the expected exposure at default of defaulted loans starting with the fourth quarter of 2007 through the fourth quarter of 2024. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The amounts so calculated comprise the quantitative portion of the allowance for credit losses.

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

Our allowance for credit losses is sensitive to a number of inputs, including macroeconomic forecast assumptions and credit rating migrations during the period. Our macroeconomic forecasts used in determining the June 30, 2025 allowance for credit losses consisted of three scenarios as provided by a reputable third-party economic forecaster. After increasing the weighting of the downside scenario in 2022 to reflect our expectations that a recession was more likely than not, we reduced the weighting of the severe scenario slightly during the third quarter of 2023, in light of the continued strength of the economy. At the end of 2024, with the economy continuing to expand at a solid pace, the downside scenario weighting was once again reduced while giving greater weight to the baseline scenario. This quarter the weighting remains the same as the macroeconomic forecasts continue to capture more of the economic uncertainty. The baseline scenario reflects modest ongoing GDP growth in spite of a slight rise in the unemployment rate, starting from 4.3% in the third quarter of 2025, peaking at 4.8% in the fourth quarter of 2026, and decreasing back down to 4.7% by the end of the R&S period. The upside scenario assumes the impacts of tariffs and deportations on the economy are less than expected and reflects higher GDP growth and lower unemployment rates with the stronger economy resulting in inflation and interest rates a bit higher than in the baseline scenario. The downside scenario assumes the impacts of tariffs and deportations on the economy are significantly worse than expected and contemplates a recession as rising inflation prompts the Federal Reserve to raise the fed funds rate in the third and fourth quarter of 2025. This results in negative GDP growth for three quarters peaking at 4.0% in the first quarter of 2026, rising unemployment that peaks at 8.3% in the third quarter of 2026, a decline in CRE prices of 20.5% and a decline in residential home prices of 11.1% during the forecast period.

Keeping all other factors constant, we estimate that if we had applied 100% weighting to the downside scenario, the allowance for credit losses as of June 30, 2025, would have been approximately $111.9 million higher. This estimate is intended to reflect the sensitivity of the allowance for credit losses to changes in our scenario weights and is not intended to be indicative of future changes in the allowance for credit losses.

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

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Allowance for loan losses
Balance at beginning of period	$173,936	$154,589	$161,765	$154,562
Provision for expected credit losses on loans	12,336	6,812	26,484	7,979
Charge-offs:
Commercial loans	(9,117)	(8,257)	(11,461)	(10,196)
Real estate loans (1)	(3,913)	—	(3,913)	(254)
Total charge-offs	(13,030)	(8,257)	(15,374)	(10,450)
Recoveries:
Commercial loans	196	126	465	938
Real estate loans (1)	93	134	191	375
Total recoveries	289	260	656	1,313
Balance at the end of period	$173,531	$153,404	$173,531	$153,404

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$11,028	$9,786	$9,676	$9,053
Provision for expected credit losses on unfunded credit commitments	(1,136)	(212)	216	$521
Balance at the end of period	$9,892	$9,574	$9,892	$9,574

Average loans outstanding during the period	$19,489,400	$19,439,112	$19,411,434	$19,469,033
Total gross loans outstanding, excluding loans held for sale, at period-end	$19,784,702	$19,357,524	$19,784,702	$19,357,524
Total non-performing loans, at period-end	$180,542	$110,713	$180,542	$110,713
Ratio of net charge-offs to average loans outstanding during the period(2)	0.26%	0.17%	0.15%	0.09%
Provision for expected credit losses to average loans outstanding during the period(2)	0.23%	0.14%	0.28%	0.09%
Allowance for credit losses to non-performing loans, at period-end	101.60%	147.21%	101.60%	147.21%
Allowance for credit losses to gross loans, excluding loans held for sale, at period-end	0.93%	0.84%	0.93%	0.84%
(1) Real estate loans include commercial real estate loans, residential mortgage loans, and equity lines.
(2) Annualized.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	June 30, 2025		December 31, 2024
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	(In thousands)
Type of Loan:
Commercial loans	$40,842	16.1%	$57,796	16.2%
Construction loans	5,434	1.6	8,185	1.8
Commercial real estate loans	106,773	52.3	79,597	51.0
Residential mortgage loans and equity lines	20,465	30.0	16,181	31.0
Installment and other loans	17	0.0	6	0.0
Total loans	$173,531	100%	$161,765	100%

The allowance allocated to commercial loans decreased $17.0 million, or 29.4%, to $40.8 million at June 30, 2025, from $57.8 million at December 31, 2024.  The decrease was mainly due to a decrease in specific reserves.

The allowance allocated to construction loans decreased $2.8 million, or 34.1% to $5.4 million at June 30, 2025, from $8.2 million at December 31, 2024. The decrease was mainly due to a decrease in construction loans.

The allowance allocated to commercial real estate loans increased $27.2 million, or 34.2%, to $106.8 million at June 30, 2025, from $79.6 million at December 31, 2024. The increase is due primarily to an increase in commercial real estate loans and non-performing loans.

The allowance allocated for residential mortgage loans and equity lines increased $4.3 million, or 26.5% to $20.5 million at June 30, 2025, compared to $16.2 million at December 31, 2024. The increase was due primarily to an increase in residential real estate loans.

Deposits

Total deposits were $20.01 billion as of June 30, 2025, an increase of $320.1 million, or 1.6% from $19.69 billion as of December 31, 2024.

The Company calculates its uninsured deposits based on the methodologies and assumptions used for regulatory reporting. Total uninsured deposits were $9.48 billion as of June 30, 2025, increasing approximately $46.1 million, from $9.43 billion as of December 31, 2024. Excluding $824.0 million in collateralized deposits, the uninsured and uncollateralized deposits of $8.66 billion was 43.3% of total deposits as of June 30, 2025. Our unused borrowing capacity from the Federal Home Loan Bank as of June 30, 2025, was $7.00 billion and unpledged securities at June 30, 2025, was $1.63 billion. These sources of available liquidity, including cash and short-term investments, were more than 100% of uninsured and uncollateralized deposits as of June 30, 2025.

The following table sets forth the deposit mix as of the dates indicated:

	June 30, 2025		December 31, 2024
	Amount	Percentage	Amount	Percentage
	(In thousands)
Deposits
Non-interest-bearing demand deposits	$3,381,407	16.9%	$3,284,342	16.7%
NOW deposits	2,174,108	10.8	2,205,695	11.2
Money market deposits	3,431,060	17.2	3,372,773	17.1
Savings deposits	1,317,104	6.6	1,252,788	6.4
Time deposits	9,702,651	48.5	9,570,601	48.6
Total deposits	$20,006,330	100.0%	$19,686,199	100.0%

The following table sets forth the maturity distribution of time deposits as of June 30, 2025:

	As of June 30, 2025
	Time Deposits -under $250,000	Time Deposits -$250,000 and over	Total Time Deposits
	(In thousands)
Three months or less	$1,913,854	$2,240,265	$4,154,119
Over three to six months	1,022,515	2,130,162	3,152,677
Over six to twelve months	1,012,779	1,355,274	2,368,053
Over twelve months	13,616	14,186	27,802
Total	$3,962,764	$5,739,887	$9,702,651

Percent of total deposits	19.8%	28.7%	48.5%

FDIC Special Assessment and Uninsured Deposits

In November 2023, the FDIC approved a final rule that would impose a special deposit insurance assessment on banks in order to recover losses that the FDIC's Deposit Insurance Fund ("DIF") has incurred in the receiverships of failed institutions. Under the final rule, the FDIC would impose the special assessment for eight quarterly assessment periods beginning with the first quarter of 2024 assessment period, subject to adjustment if the total amount collected is insufficient to cover the DIF's cost. As of December 31, 2024, the total loss estimate to the DIF was $22.0 billion of which $19.1 billion is attributable to the protection of uninsured depositors and will be recovered through the special assessment.  The quarterly special assessment will be collected at a quarterly rate of 3.36 basis points (0.0336%) of a bank's estimated uninsured deposits that exceeded $5 billion as of December 31, 2022. Given the update to the loss estimates and the increase in the aggregate special assessment base resulting from amendments to the reported amount of estimated uninsured deposits, the FDIC currently projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate. Based on updated information received from the FDIC about the estimated losses for the failed institutions, the Company has recognized $13.3 million cumulatively related to the special assessment as of June 30, 2025. Depending on future adjustments to the DIF's estimated loss, the FDIC has retained the ability to cease collection early, extend the special assessment collection period, or impose a one-time final shortfall assessment.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of June 30, 2025. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts:

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$9,674,849	$27,738	$64	$—	$9,702,651
Advances from the Federal Home Loan Bank	412,000	—	—	—	412,000
Other borrowings	—	—	—	17,652	17,652
Long-term debt	—	—	—	119,136	119,136
Operating leases	10,894	16,297	7,869	2,546	37,606
Total contractual obligations and other commitments	$10,097,743	$44,035	$7,933	$139,334	$10,289,045

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

Capital Resources

Total equity was $2.89 billion as of June 30, 2025, an increase of $40.6 million, from $2.85 billion as of December 31, 2024, primarily due to net income of $147.0 million, other comprehensive income of $16.4 million, stock-based compensation of $2.7 million, proceeds from dividend reinvestment of $1.3 million, and stock issued to directors of $1.0 million, offset by, purchase of treasury stock of $77.3 million, common stock cash dividends of $47.7 million, and shares withheld related to net share settlement of RSUs of $2.8 million.

The following table summarizes changes in total equity for the six months ended June 30, 2025:

Six Months Ended
June 30, 2025
(In thousands)
Net income	$146,956
Proceeds from shares issued through the Dividend Reinvestment Plan	1,336
Shares withheld related to net share settlement of RSUs	(2,755)
Purchase of treasury stock	(77,338)
Stocks issued to directors	1,020
Stock-based compensation	2,687
Cash dividends paid to common stockholders	(47,701)
Restricted stock units vested	1
Other comprehensive income	16,385
Net increase in total equity	$40,591

Capital Adequacy Review

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The following tables set forth actual and required capital ratios as of June 30, 2025, and December 31, 2024, for Bancorp and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2024 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(In thousands)
June 30, 2025

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,552,326	13.35	$1,337,832	7.00	$1,242,273	6.50
Cathay Bank	2,635,066	13.79	1,337,164	7.00	1,241,652	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,552,326	13.35	1,624,511	8.50	1,528,951	8.00
Cathay Bank	2,635,066	13.79	1,623,699	8.50	1,528,187	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,851,249	14.92	2,006,748	10.50	1,911,189	10.00
Cathay Bank	2,818,489	14.75	2,005,745	10.50	1,910,234	10.00

Leverage Ratio
Cathay General Bancorp	2,552,326	11.09	920,806	4.00	1,151,008	5.00
Cathay Bank	2,635,066	11.45	920,241	4.00	1,150,302	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(In thousands)
December 31, 2024

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,521,240	13.54	$1,303,177	7.00	$1,210,093	6.50
Cathay Bank	2,574,047	13.84	1,302,198	7.00	1,209,184	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,521,240	13.54	1,582,429	8.50	1,489,345	8.00
Cathay Bank	2,574,047	13.84	1,581,240	8.50	1,488,226	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,808,181	15.08	1,954,765	10.50	1,861,681	10.00
Cathay Bank	2,745,488	14.76	1,953,297	10.50	1,860,283	10.00

Leverage Ratio
Cathay General Bancorp	2,521,240	10.96	920,018	4.00	1,150,023	5.00
Cathay Bank	2,574,047	11.20	919,148	4.00	1,148,935	5.00

As of June 30, 2025, capital levels at Bancorp and the Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of June 30, 2025, at Bancorp and the Bank exceed the minimum levels necessary to be considered “well capitalized.”

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

The Company declared a cash dividend of $0.34 per share on 70,133,321 shares outstanding on May 29, 2025, for distribution to holders of our common stock on June 9, 2025. The Company paid total cash dividends of $23.8 million in the second quarter of 2025.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and client credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of June 30, 2025, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 13.9% compared to 14.4% as of December 31, 2024.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At June 30, 2025, the Bank had an approved credit line with the FHLB of San Francisco totaling $8.12 billion. Total advances from the FHLB of San Francisco were $412.0 million and standby letters of credit issued by the FHLB on the Company’s behalf were $930.0 million as of June 30, 2025. These borrowings bear fixed rates and are secured by the Bank’s loans. See Note 10 to the Consolidated Financial Statements. At June 30, 2025, the Bank pledged $351.4 million of its commercial loans and $1.6 million of securities to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $305.0 million from the Federal Reserve Bank Discount Window at June 30, 2025.

Liquidity can also be provided through the sale of liquid assets, which may consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At June 30, 2025, investment securities totaled $1.65 billion, with $17.7 million pledged as collateral for borrowings and other commitments. The remaining balance was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 99.7% of our time deposits mature within one year or less as of June 30, 2025. Management anticipates that these deposits will reprice lower as a result of the expected decreases in the target Fed funds rate expected in 2025. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. As of June 30, 2025, management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $105.0 million and $96.0 million during the second quarter of 2025 and 2024, respectively.

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

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2025:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	13.0	-8.4
+100	6.5	-3.7
-100	-2.3	3.2
-200	-4.2	5.2

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

There has not been any change in our internal control over financial reporting that occurred during the second quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(April 1, 2025 - April 30, 2025)	0	$0.00	0	$0
(May 1, 2025 - May 31, 2025)	0	$0.00	0	$0
(June 1, 2025 - June 30, 2025)	804,179	$44.22	804,179	$114,438,105
Total	804,179	$44.22	804,179	$114,438,105

For a discussion of limitations on the payment of dividends, see “Dividend Policy” and “Liquidity” under Part I—Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.         DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.         MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.         OTHER INFORMATION.

During the quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined under Item 408(a) of Regulation S-K, except for Mr. Chang M. Liu, President and Chief Executive Officer of the Company, who entered into a Rule 10b5-1 trading agreement on May 1, 2025, with trading term ending on April 5, 2027.  The trading plan provides for 20% of the vested net shares, after tax withholding, that are received by Mr. Liu as equity compensation during the term of the plan to be sold on future dates following the vesting dates of such equity awards.  The trading plan also provides for 5,165 shares to be sold on or after October 28, 2025, which sale is intended to cover additional estimated tax liabilities associated with Performance RSU shares that vested on December 31, 2024 and were issued to him on April 1, 2025.  The trading plan was adopted by Mr. Liu in order to generate cash to pay his estimated tax liabilities in connection with the vesting of such equity awards, which estimated tax liabilities are in excess of the value of the shares withheld.

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

Exhibit 10.1	Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated).

Exhibit 31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1++	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2++	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document*

____________________

+	Filed herewith.

++	Furnished herewith.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp
(Registrant)

Date: August 8, 2025
/s/ Chang M. Liu
Chang M. Liu
President and Chief Executive Officer

Date: August 8, 2025
/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and
Chief Financial Officer