Form 10-Q
period 2025-09-30
CATHAY GENERAL BANCORP
filed 2025-11-07
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number	001-31830

CATHAY GENERAL BANCORP

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CATY	Nasdaq Global Select Market

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

Common stock, $0.01 par value, 68,036,614 shares outstanding as of October 31, 2025.

    CATHAY GENERAL BANCORP AND SUBSIDIARIES

3RD QUARTER 2025 REPORT ON FORM 10-Q

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

   PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024
	($ In thousands, except share data)
Assets
Cash and due from banks	$166,167	$157,167
Short-term investments and interest-bearing deposits	1,141,886	882,353
Securities available-for-sale (amortized cost of $1,728,199 at September 30, 2025, and $1,668,661 at December 31, 2024)	1,643,450	1,547,128
Loans held for investment	20,104,716	19,375,955
Less: Allowance for loan losses	(186,647)	(161,765)
Unamortized deferred loan fees, net	(14,987)	(10,541)
Loans held for investment, net	19,903,082	19,203,649
Equity securities	32,111	34,429
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	32,983	23,071
Affordable housing investments and alternative energy partnerships, net	292,672	289,611
Premises and equipment, net	88,552	88,676
Customers’ liability on acceptances	7,730	14,061
Accrued interest receivable	96,055	97,779
Goodwill	375,696	375,696
Other intangible assets, net	2,667	3,335
Right-of-use assets - operating leases	31,086	28,645
Other assets	244,257	291,831
Total assets	$24,075,644	$23,054,681

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$3,574,567	$3,284,342
Interest-bearing:
NOW deposits	2,226,182	2,205,695
Money market deposits	3,586,301	3,372,773
Savings deposits	1,424,243	1,252,788
Time deposits	9,709,856	9,570,601
Total deposits	20,521,149	19,686,199
Advances from the Federal Home Loan Bank	190,000	60,000
Other borrowings of affordable housing investments	17,628	17,740
Long-term debt	119,136	119,136
Acceptances outstanding	7,730	14,061
Lease liabilities - operating leases	33,079	30,851
Other liabilities	284,646	280,990
Total liabilities	21,173,368	20,208,977
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 91,789,810 issued and 68,286,591 outstanding at September 30, 2025, and 91,615,458 issued and 70,863,324 outstanding at December 31, 2024	918	916
Additional paid-in-capital	998,883	993,962
Accumulated other comprehensive loss, net	(59,698)	(85,607)
Retained earnings	2,842,016	2,688,353
Treasury stock, at cost (23,503,219 shares at September 30, 2025, and 20,752,134 shares at December 31, 2024)	(879,843)	(751,920)
Total stockholders' equity	2,902,276	2,845,704
Total liabilities and stockholders' equity	$24,075,644	$23,054,681

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable	$308,945	$310,311	$899,786	$916,175
Investment securities	12,690	15,125	38,459	45,720
Federal Home Loan Bank stock	376	375	1,128	1,305
Deposits with banks	12,184	13,680	37,135	41,793
Total interest and dividend income	334,195	339,491	976,508	1,004,993

Interest Expense
Time deposits	93,087	119,786	283,517	347,408
Other deposits	46,300	45,918	133,104	133,218
Advances from Federal Home Loan Bank	3,075	1,885	5,721	13,517
Long-term debt	2,043	2,351	6,092	5,935
Short-term debt	103	396	627	1,872
Total interest expense	144,608	170,336	429,061	501,950

Net interest income before provision for credit losses	189,587	169,155	547,447	503,043
Provision for credit losses	28,731	14,500	55,431	23,000
Net interest income after provision for credit losses	160,856	154,655	492,016	480,043

Non-Interest Income
Net gains/(losses) from equity securities	3,263	4,253	(2,318)	(6,204)
Net gains from securities available for sale	—	—	—	1,107
Letters of credit commissions	2,256	2,081	6,467	5,686
Depository service fees	2,011	1,572	5,688	4,900
Wealth management fees	6,219	6,545	17,324	17,861
Other operating income	7,272	5,914	20,455	16,841
Total non-interest income	21,021	20,365	47,616	40,191

Non-Interest Expense
Salaries and employee benefits	43,462	40,859	129,012	124,850
Occupancy expense	6,104	5,938	17,791	17,557
Computer and equipment expense	5,760	4,753	16,974	15,212
Professional services expense	7,360	7,021	23,696	22,225
Data processing service expense	3,991	4,330	13,028	12,136
FDIC and regulatory assessments	2,783	3,250	9,359	13,081
Marketing expense	1,494	1,614	4,485	5,002
Other real estate owned (income)/expense	(1,078)	596	(1,211)	2,331
Amortization of investments in low-income housing and alternative energy partnerships	12,149	24,077	32,382	61,905
Amortization of core deposit intangibles	229	250	729	848
Other operating expense	5,863	4,179	16,662	14,311
Total non-interest expense	88,117	96,867	262,907	289,458

Income before income tax expense	93,760	78,153	276,725	230,776
Income tax expense	16,109	10,639	52,118	24,998
Net income	$77,651	$67,514	$224,607	$205,778

Other Comprehensive Income/(Loss), net of tax
Net holding gains on securities available-for-sale	9,524	26,607	25,909	19,737
Net holding losses on cash flow hedge derivatives	—	—	—	(774)
Total other comprehensive income, net of tax	9,524	26,607	25,909	18,963
Total comprehensive income	$87,175	$94,121	$250,516	$224,741

Net Income Per Common Share:
Basic	$1.13	$0.94	$3.22	$2.84
Diluted	$1.13	$0.94	$3.21	$2.83
Cash dividends paid per common share	$0.34	$0.34	$1.02	$1.02
Average Common Shares Outstanding:
Basic	68,727,390	71,786,624	69,692,964	72,370,995
Diluted	68,990,648	72,032,456	69,946,877	72,607,550

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three Months Ended	Shares	Amount	Capital	(Loss)/Income	Earnings	Stock	Equity
	($ In thousands, except share and per share data)
Balance at June 30, 2025	69,343,395	$918	$996,249	$(69,222)	$2,787,608	$(829,258)	$2,886,295
Dividend Reinvestment Plan	12,855	—	634	—	—	—	634
Restricted stock units vested	341	—	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(3)	—	—	—	(3)
Purchases of treasury stock	(1,070,000)	—	—	—	—	(50,585)	(50,585)
Stock-based compensation	—	—	2,003	—	—	—	2,003
Cash dividends of $0.34 per share	—	—	—	—	(23,243)	—	(23,243)
Other comprehensive income	—	—	—	9,524	—	—	9,524
Net income	—	—	—	—	77,651	—	77,651
Balance at September 30, 2025	68,286,591	$918	$998,883	$(59,698)	$2,842,016	$(879,843)	$2,902,276

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three Months Ended	Shares	Amount	Capital	(Loss)/Income	Earnings	Stock	Equity
	($ In thousands, except share and per share data)
Balance at June 30, 2024	72,170,433	$916	$988,772	$(93,060)	$2,589,132	$(692,518)	$2,793,242
Dividend Reinvestment Plan	17,332	1	728	—	—	—	729
Restricted stock units vested	564	(1)	—	—	—	—	(1)
Stock issued to directors	—	—	(1)	—	—	—	(1)
Shares withheld related to net share settlement of RSUs	—	—	(13)	—	—	—	(13)
Purchases of treasury stock	(832,460)	—	—	—	—	(35,309)	(35,309)
Stock-based compensation	—	—	1,876	—	—	—	1,876
Cash dividends of $0.34 per share	—	—	—	—	(24,331)	—	(24,331)
Other comprehensive income	—	—	—	26,607	—	—	26,607
Net income	—	—	—	—	67,514	—	67,514
Balance at September 30, 2024	71,355,869	$916	$991,362	$(66,453)	$2,632,315	$(727,827)	$2,830,313

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Nine Months Ended	Shares	Amount	Capital	(Loss)/Income	Earnings	Stock	Equity
	($ In thousands, except share and per share data)
Balance at December 31, 2024	70,863,324	$916	$993,962	$(85,607)	$2,688,353	$(751,920)	$2,845,704
Dividend Reinvestment Plan	43,009	1	1,969	—	—	—	1,970
Restricted stock units vested	108,387	1	—	—	—	—	1
Stock issued to directors	22,956	—	1,020	—	—	—	1,020
Shares withheld related to net share settlement of RSUs	—	—	(2,758)	—	—	—	(2,758)
Purchases of treasury stock	(2,751,085)	—	—	—	—	(127,923)	(127,923)
Stock-based compensation	—	—	4,690	—	—	—	4,690
Cash dividends of $1.02 per share	—	—	—	—	(70,944)	—	(70,944)
Other comprehensive income	—	—	—	25,909	—	—	25,909
Net income	—	—	—	—	224,607	—	224,607
Balance at September 30, 2025	68,286,591	$918	$998,883	$(59,698)	$2,842,016	$(879,843)	$2,902,276

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Nine Months Ended	Shares	Amount	Capital	(Loss)/Income	Earnings	Stock	Equity
	($ In thousands, except share and per share data)
Balance at December 31, 2023	72,668,927	$914	$987,953	$(85,416)	$2,500,341	$(667,217)	$2,736,575
Dividend Reinvestment Plan	56,574	1	2,216	—	—	—	2,217
Restricted stock units vested	128,178	1	—	—	—	—	1
Stock issued to directors	24,120	—	850	—	—	—	850
Shares withheld related to net share settlement of RSUs	—	—	(3,722)	—	—	—	(3,722)
Purchases of treasury stock	(1,521,930)	—	—	—	—	(60,610)	(60,610)
Stock-based compensation	—	—	4,065	—	—	—	4,065
Cash dividends of $1.02 per share	—	—	—	—	(73,804)	—	(73,804)
Other comprehensive income	—	—	—	18,963	—	—	18,963
Net income	—	—	—	—	205,778	—	205,778
Balance at September 30, 2024	71,355,869	$916	$991,362	$(66,453)	$2,632,315	$(727,827)	$2,830,313

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	($ In thousands)
Cash Flows from Operating Activities
Net income	$224,607	$205,778
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	55,431	23,000
Provision for losses on other real estate owned	890	1,164
Deferred tax provision/(benefit)	10,007	(20,452)
Depreciation and amortization	5,184	5,465
Amortization of right-of-use asset	7,045	7,309
Change in operating lease liabilities	2,228	(1,891)
Net gains on sale and transfers of other real estate owned	(2,968)	—
Net losses/(gains) on sale of loans	57	(58)
Loss on sales or disposal of premises and equipment	63	—
Amortization on alternative energy partnerships, venture capital and other investments	32,382	61,905
Net gains on sales of securities available-for-sale	—	(1,107)
Amortization/accretion of securities available-for-sale premiums/discounts, net	(19,721)	(19,182)
Unrealized loss on equity securities	2,318	6,204
Stock-based compensation and stock issued to officers as compensation	5,711	4,916
Net change in accrued interest receivable and other assets	22,830	9,666
Net change in other liabilities	(32,557)	(40,382)
Net cash provided by operating activities	313,507	242,335

Cash Flows from Investing Activities
Purchase of securities available-for-sale	(1,289,400)	(988,498)
Proceeds from repayments, maturities and calls of securities available-for-sale	1,249,581	1,097,594
Proceeds from sale of securities available-for-sale	—	33,690
Proceeds from sale of other real estate owned	10,316	—
Purchase of Federal Home Loan Bank stock	—	(12,535)
Redemption of Federal Home Loan Bank stock	—	13,031
Proceeds from sale of loans originally classified as held-for-investment	42,134	130,010
Net (increase)/decrease in loans	(820,318)	26,036
Purchase of premises and equipment	(4,455)	(2,654)
Net decrease/(increase) in affordable housing investments and alternative energy partnerships	2,004	(31,737)
Net cash (used for)/provided by investing activities	(810,138)	264,937

Cash Flows from Financing Activities
Increase in deposits	834,819	618,611
Advances from Federal Home Loan Bank	10,145,000	6,968,000
Repayment of Federal Home Loan Bank borrowings	(10,015,000)	(7,448,000)
Cash dividends paid	(70,944)	(73,804)
Purchases of treasury stock	(127,923)	(60,610)
Proceeds from shares issued under Dividend Reinvestment Plan	1,970	2,217
Taxes paid related to net share settlement of RSUs	(2,758)	(3,722)
Net cash provided by financing activities	765,164	2,692

Increase in cash, cash equivalents, and restricted cash	268,533	509,964
Cash, cash equivalents, and restricted cash, beginning of the period	1,039,520	828,801
Cash, cash equivalents, and restricted cash, end of the period	$1,308,053	$1,338,765

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$433,983	$494,181
Income taxes paid	$43,410	$41,027
Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$25,909	$19,737
Net change in unrealized holding loss on cash flow hedge derivatives	$—	$(774)
Loans transferred from held-for-investment to held-for-sale	$51,128	$135,141
Transfers to other real estate owned from loans held-for-investment	$10,351	$—
Transfers to other real estate owned from loans held-for-sale	$8,938	$—

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), and eleven limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of September 30, 2025, the Bank operates 24 branches in Southern California, 17 branches in Northern California, 9 branches in New York State, four in Washington State, two in Illinois, two in Texas, one in Maryland, Massachusetts, Nevada, and New Jersey, one in Hong Kong, and a representative office in Taipei, Beijing, and Shanghai. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”). Current activities of Beijing, Shanghai, and Taipei representative offices are limited to coordinating the transportation of documents to Bank's head office and performing liaison services.

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

3. Other Accounting Standards Pending Adoption

In September 2025, ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 simplifies and modernizes the accounting for internal-use software by removing prescriptive project stage guidance and introducing a new capitalization threshold. Under the revised standard, software development costs are capitalized when management authorizes and commits funding for the project and it is probable the software will be completed and used as intended. ASU 2025-06 will be effective in 2028. The Company is currently evaluating the impact of this guidance on it's Consolidated Financial Statements.

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

The Company had average excess balance with FRBSF of $1.10 billion as of September 30, 2025, and $1.05 billion as of  December 31, 2024. As of September 30, 2025, and December 31, 2024, the Company had $16.5 million and $43.4 million, respectively, as cash margin that serves as collateral on deposits in a cash margin account for interest rate swaps. Of the balances held in the cash margin account $5.5 million and $8.6 million are restricted as of  September 30, 2025, and December 31, 2024, respectively. As of  December 31, 2024, the Company held $0.3 million in a restricted escrow account with a major bank for its alternative energy investments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($In thousands, except share and per share data)

Net income	$77,651	$67,514	$224,607	$205,778

Weighted-average shares:
Basic weighted-average number of common shares outstanding	68,727,390	71,786,624	69,692,964	72,370,995
Dilutive effect of weighted-average outstanding common share equivalents:
RSUs	263,258	245,832	253,913	236,555
Diluted weighted-average number of common shares outstanding	68,990,648	72,032,456	69,946,877	72,607,550

Average restricted stock units with anti-dilutive effect	546	309	16,387	11,464
Earnings per common share:
Basic	$1.13	$0.94	$3.22	$2.84
Diluted	$1.13	$0.94	$3.21	$2.83

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

The following table presents RSU activity during the nine months ended September 30, 2025:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2024	202,466	$34.70	339,914	$33.02
Granted	65,667	45.65	89,777	46.00
Vested	(50,939)	44.01	(104,318)	42.82
Forfeited	(5,382)	39.45	(12,342)	37.91
Balance at September 30, 2025	211,812	$35.74	313,031	$33.28

The compensation expense recorded for RSUs was $2.0 million and $1.9 million for the three months ended September 30, 2025, and 2024, respectively. For the nine months ended September 30, 2025, and 2024, the compensation expense recorded for RSUs was $4.7 million and $4.1 million, respectively. Unrecognized stock-based compensation expense related to RSUs was $11.4 million and $11.5 million as of  September 30, 2025, and 2024, respectively. As of September 30, 2025, these costs are expected to be recognized over the next 1.9 years for time-based and performance-based RSUs.

As of September 30, 2025, 2,777,066 shares were available for future grants under the Company’s 2005 Incentive Plan, as amended and restated.

7. Investment Securities

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale ("AFS") as of September 30, 2025, and December 31, 2024

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	($ In thousands)
Securities AFS
U.S. treasury securities	$776,501	$342	$10	$776,833
U.S. government agency entities	6,928	51	119	6,860
U.S. government sponsored entities	25,000	5	—	25,005
Mortgage-backed securities	726,456	511	81,392	645,575
Collateralized mortgage obligations	25,171	—	1,869	23,302
Corporate debt securities	168,143	56	2,324	165,875
Total	$1,728,199	$965	$85,714	$1,643,450

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	($ In thousands)
Securities AFS
U.S. treasury securities	$621,212	$250	$—	$621,462
U.S. government agency entities	9,226	50	127	9,149
Mortgage-backed securities	797,145	67	113,196	684,016
Collateralized mortgage obligations	27,747	—	3,191	24,556
Corporate debt securities	213,331	145	5,531	207,945
Total	$1,668,661	$512	$122,045	$1,547,128

As of September 30, 2025, and December 31, 2024, the amortized cost of AFS securities excluded accrued interest receivables of $2.8 million and $4.6 million, respectively, which are included in accrued interest receivable on the Consolidated Balance Sheets. For the Company’s accounting policy related to AFS securities accrued interest receivable, see Note 1 - Summary of Significant Accounting Policies – Securities Available for Sale – Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2024 Form 10-K.

The amortized cost and fair value of AFS securities as of September 30, 2025, by contractual maturities, are set forth in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	September 30, 2025
	Securities AFS
	Amortized Cost	Fair Value
	($ In thousands)

Due in one year or less	$906,650	$905,081
Due after one year through five years	92,523	91,193
Due after five years through ten years	73,209	69,702
Due after ten years	655,817	577,474
Total	$1,728,199	$1,643,450

Equity Securities - The Company recognized an unrealized net gain of $3.3 million for the three months ended September 30, 2025, compared to an unrealized net gain of $4.3 million for the three months ended September 30, 2024. The Company recognized an unrealized net loss of $2.3 million for the nine months ended September 30, 2025, compared to an unrealized net loss of $6.2 million for the nine months ended September 30, 2024. The $3.9 million decrease in unrealized loss was due to an increase in fair value of equity investments with readily determinable fair values for the nine months ended  September 30, 2025, as compared to the nine months ended September 30, 2024. Equity securities were $32.1 million and $34.4 million as of September 30, 2025, and December 31, 2024, respectively.

The following tables set forth the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of  September 30, 2025, and  December 31, 2024:

	September 30, 2025
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	($ In thousands)

Securities AFS
U.S. treasury securities	$108,009	$10	$—	$—	$108,009	$10
U.S. government agency entities	4,295	9	2,495	110	6,790	119
Mortgage-backed securities	240	—	629,714	81,392	629,954	81,392
Collateralized mortgage obligations	—	—	23,302	1,869	23,302	1,869
Corporate debt securities	9,930	69	105,889	2,255	115,819	2,324
Total	$122,474	$88	$761,400	$85,626	$883,874	$85,714

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	($ In thousands)

Securities AFS
U.S. government agency entities	$4,199	$8	$2,108	$119	$6,307	$127
Mortgage-backed securities	29,955	959	653,236	112,237	683,191	113,196
Collateralized mortgage obligations	—	—	24,556	3,191	24,556	3,191
Corporate debt securities	24,900	100	127,744	5,431	152,644	5,531
Total	$59,054	$1,067	$807,644	$120,978	$866,698	$122,045

As of September 30, 2025, the Company had a total of 169 AFS securities in a gross unrealized loss position with no credit impairment, consisting primarily of 141 mortgage-backed securities, 12 Corporate debt securities, 11 U.S. government agency securities, three collateralized mortgage obligations, and two U.S. treasury securities. In comparison, as of December 31, 2024, the Company has a total of 182 AFS securities in a gross unrealized loss position with no credit impairment, consisting primarily of 154 mortgage-backed securities, 16 Corporate debt securities, nine U.S. government agency securities, and three collateralized mortgage obligations.

Allowance for Credit Losses

The AFS securities that were in an unrealized loss position at September 30, 2025, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 - Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2024 Form 10-K.

The Company concluded the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell securities AFS that have declined below their cost before their anticipated recovery. Accordingly, no allowance for credit losses was recorded as of September 30, 2025, against these securities, and there was no provision for credit losses recognized for the three and nine months ended September 30, 2025.

AFS securities having a carrying value of $19.5 million and $17.8 million as of September 30, 2025, and December 31, 2024, respectively, were pledged to secure public deposits and other borrowings.

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

The types of loans in the Company’s Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024, were as follows:

	September 30, 2025	December 31, 2024
	($ In thousands)

Commercial loans	$3,212,907	$3,098,004
Construction loans	356,215	319,649
Commercial real estate loans	10,484,939	10,033,830
Residential mortgage loans	5,815,140	5,689,097
Equity lines	232,254	229,995
Installment and other loans	3,261	5,380
Gross loans	$20,104,716	$19,375,955
Allowance for loan losses	(186,647)	(161,765)
Unamortized deferred loan fees, net	(14,987)	(10,541)
Total loans held for investment, net	$19,903,082	$19,203,649

As of September 30, 2025, and  December 31, 2024, recorded investment in non-accrual loans was $165.6 million and $169.2 million, respectively. For non-accrual loans, the amounts previously charged-off represent 13.0% and 11.7% of the contractual balances for non-accrual loans as of September 30, 2025, and December 31, 2024, respectively.

The following table presents non-accrual loans and the related allowance as of September 30, 2025, and December 31, 2024.

	September 30, 2025
	Unpaid Principal Balance	Recorded Investment	Allowance
	($ In thousands)

With no allocated allowance:
Commercial loans	$37,723	$24,689	$—
Commercial real estate loans	102,912	84,419	—
Residential mortgage loans and equity lines	19,856	19,278	—
Subtotal	$160,491	$128,386	$—

With allocated allowance:
Commercial loans	$12,900	$9,001	$3,604
Commercial real estate loans	23,064	18,739	9,131
Residential mortgage loans and equity lines	10,129	9,506	32
Subtotal	$46,093	$37,246	$12,767
Total non-accrual loans	$206,584	$165,632	$12,767

	December 31, 2024
	Unpaid Principal Balance	Recorded Investment	Allowance
	($ In thousands)

With no allocated allowance:
Commercial loans	$56,022	$53,499	$—
Commercial real estate loans	100,316	82,936	—
Residential mortgage loans and equity lines	19,340	18,831	—
Subtotal	$175,678	$155,266	$—

With allocated allowance:
Commercial loans	$18,769	$6,267	$1,208
Commercial real estate loans	194	193	1
Residential mortgage loans and equity lines	7,786	7,435	29
Subtotal	$26,749	$13,895	$1,238
Total non-accrual loans	$202,427	$169,161	$1,238

The following tables present the average recorded investment and interest income recognized on non-accrual loans for the period indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	($ In thousands)

Commercial loans	$45,584	$—	$53,099	$7
Construction loans	—	—	1,804	—
Commercial real estate loans	101,615	—	93,100	—
Residential mortgage loans and equity lines	27,517	—	26,737	—
Total non-accrual loans	$174,716	$—	$174,740	$7

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	($ In thousands)

Commercial loans	$24,609	$4	$15,755	$9
Construction loans	15,499	—	22,174	—
Commercial real estate loans	78,982	98	60,352	220
Residential mortgage loans and equity lines	21,529	—	17,488	—
Total non-accrual loans	$140,619	$102	$115,769	$229

The following tables present the aging of the loan portfolio by type as of September 30, 2025, and as of December 31, 2024:

	September 30, 2025
	Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	($ In thousands)
Type of Loans:
Commercial loans	$44,017	$1,715	$110	$33,690	$79,532	$3,133,375	$3,212,907
Construction loans	2,532	—	—	—	2,532	353,683	356,215
Commercial real estate loans	26,942	11,721	—	103,158	141,821	10,343,118	10,484,939
Residential mortgage loans and equity lines	38	12,266	—	28,784	41,088	6,006,306	6,047,394
Installment and other loans	—	—	—	—	—	3,261	3,261
Total loans	$73,529	$25,702	$110	$165,632	$264,973	$19,839,743	$20,104,716

	December 31, 2024
	Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	($ In thousands)
Type of Loans:
Commercial loans	$25,164	$275	$2,590	$59,767	$87,796	$3,010,208	$3,098,004
Construction loans	5,334	—	—	—	5,334	314,315	319,649
Commercial real estate loans	16,525	13,934	1,460	83,128	115,047	9,918,783	10,033,830
Residential mortgage loans and equity lines	39,018	6,651	—	26,266	71,935	5,847,157	5,919,092
Installment and other loans	—	—	—	—	—	5,380	5,380
Total loans	$86,041	$20,860	$4,050	$169,161	$280,112	$19,095,843	$19,375,955

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

The following table presents the amortized cost of loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable, type of concession granted and the financial effects of the modifications for the three and nine months ended September 30, 2025, and  September 30, 2024, by loan class and modification type.

	Three Months Ended September 30, 2025					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Change in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	($ In thousands)
Loan Type
Commercial loans	$2,495	$—	$13,424	$15,919	0.50%	0.00	0.4	0.2
Commercial real estate loans	2,060	—	—	2,060	0.02%	0.00	1.0	0.0
Construction loans	11,197	—	26,140	37,337	10.48%	(0.31)	0.6	0.0
Total	$15,752	$—	$39,564	$55,316

	Nine Months Ended September 30, 2025					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Change in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	($ In thousands)
Loan Type
Commercial loans	$6,303	$—	$13,424	$19,727	0.61%	0.00	1.1	0.2
Commercial real estate loans	2,060	—	4,014	6,074	0.06%	(0.91)	2.1	0.5
Residential mortgage loans	—	—	217	217	0.00%	0.00	0.0	1.9
Construction loans	11,197	—	26,140	37,337	10.48%	(0.31)	0.6	0.0
Total	$19,560	$—	$43,795	$63,355

	Three Months Ended September 30, 2024					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Change in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	($ In thousands)
Loan Type
Commercial loans	$—	$135	$—	$135	0.00%	0.00	0.0	0.6
Total	$—	$135	$—	$135

	Nine Months Ended September 30, 2024					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Change in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	($ In thousands)
Loan Type
Commercial loans	$6,749	$135	$974	$7,858	0.25%	1.04	1.9	0.1
Residential mortgage loans	—	221	—	221	0.00%	(0.18)	0.0	2.0
Total	$6,749	$356	$974	$8,079

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  The Company tracks the performance of modified loans.

There were no loans that received modifications within the twelve months preceding payment default that subsequently defaulted during the three and nine months ended September 30, 2025, and  September 30, 2024.

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification.

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the performance of loans that were modified in the twelve months ended  September 30, 2025, and 2024.

	As of September 30, 2025
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	($ In thousands)
Loan Type
Commercial loans	$12,227	$7,500	$—	$19,727
Commercial real estate loans	6,074	—	—	6,074
Construction loans	37,337	—	—	37,337
Residential mortgage loans	217	—	—	217
Total	$55,855	$7,500	$—	$63,355

	As of September 30, 2024
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	($ In thousands)
Loan Type
Commercial loans	$7,858	$—	$—	$7,858
Residential mortgage loans	221			221
Total	$8,079	$—	$—	$8,079

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of September 30, 2025, there were no commitments to lend additional funds to borrowers experiencing financial difficulty and whose loans were modified.

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

The following table summarizes the Company’s loans held for investment and current year-to-date gross write-offs as of September 30, 2025, and December 31, 2024, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification. Revolving Loans that are converted to term loans presented in the table below are excluded from the term loans by vintage year columns.

	Loans Amortized Cost Basis by Origination Year
September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	($ In thousands)
Commercial loans
Pass/Watch	$256,492	$214,742	$220,140	$153,970	$168,737	$108,837	$1,824,424	$6,729	$2,954,071
Special Mention	3,228	36,059	—	1,601	417	3,973	114,509	—	159,787
Substandard	—	9,666	19,349	7,700	11	19,688	34,761	453	91,628
Doubtful	—	—	—	2,135	—	320	—	—	2,455
Total	$259,720	$260,467	$239,489	$165,406	$169,165	$132,818	$1,973,694	$7,182	$3,207,941
YTD gross write-offs	$—	$88	$398	$416	$4,412	$10,139	$12,181	$—	$27,634
Construction loans
Pass/Watch	$69,969	$63,967	$59,170	$87,207	$30,120	$—	$1,177	$—	$311,610
Special Mention	—	—	7,556	2,532	—	—	—	—	10,088
Substandard	—	—	—	—	26,140	6,636	—	—	32,776
Total	$69,969	$63,967	$66,726	$89,739	$56,260	$6,636	$1,177	$—	$354,474
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate loans
Pass/Watch	$1,429,454	$1,384,602	$1,762,220	$1,540,316	$1,312,358	$2,329,200	$182,836	$—	$9,940,986
Special Mention	22,430	27,236	37,705	81,451	50,152	42,896	21,310	—	283,180
Substandard	2,607	14,980	14,218	52,291	50,256	92,238	5,134	1,528	233,252
Doubtful	—	—	—	—	—	18,251	—	—	18,251
Total	$1,454,491	$1,426,818	$1,814,143	$1,674,058	$1,412,766	$2,482,585	$209,280	$1,528	$10,475,669
YTD gross write-offs	$—	$—	$—	$—	$930	$3,223	$—	$—	$4,153
Residential mortgage loans
Pass/Watch	$777,862	$523,181	$930,890	$932,702	$702,965	$1,907,279	$—	$—	$5,774,879
Special Mention	—	—	—	—	—	1,596	—	—	1,596
Substandard	49	2,169	2,476	8,945	4,818	20,577	—	—	39,034
Total	$777,911	$525,350	$933,366	$941,647	$707,783	$1,929,452	$—	$—	$5,815,509
YTD gross write-offs	$—	$74	$—	$—	$—	$—	$—	$—	$74
Equity lines
Pass/Watch	$—	$—	$—	$—	$—	$—	$214,160	$15,620	$229,780
Substandard	—	—	—	—	—	—	2,858	237	3,095
Total	$—	$—	$—	$—	$—	$—	$217,018	$15,857	$232,875
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans
Pass/Watch	$1,778	$1,403	$—	$80	$—	$—	$—	$—	$3,261
Total	$1,778	$1,403	$—	$80	$—	$—	$—	$—	$3,261
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans	$2,563,869	$2,278,005	$3,053,724	$2,870,930	$2,345,974	$4,551,491	$2,401,169	$24,567	$20,089,729
Total YTD gross write-offs	$—	$162	$398	$416	$5,342	$13,362	$12,181	$—	$31,861

	Loans Amortized Cost Basis by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	($ In thousands)
Commercial loans
Pass/Watch	$400,836	$237,303	$203,190	$201,837	$27,359	$90,724	$1,675,260	$7,804	$2,844,313
Special Mention	—	17,424	740	—	9,117	5,139	92,632	—	125,052
Substandard	50	5,070	12,104	6,773	22,357	6,256	67,553	222	120,385
Doubtful	1,857	—	—	3,118	—	—	—	—	4,975
Total	$402,743	$259,797	$216,034	$211,728	$58,833	$102,119	$1,835,445	$8,026	$3,094,725
YTD gross write-offs	$188	$1,586	$3,151	$8,950	$257	$64	$12,730	$—	$26,926
Construction loans
Pass/Watch	$22,562	$55,835	$126,200	$57,546	$3,021	$—	$—	$—	$265,164
Special Mention	—	—	—	35,569	13,837	—	—	—	49,406
Substandard	—	4,230	—	—	—	—	—	—	4,230
Total	$22,562	$60,065	$126,200	$93,115	$16,858	$—	$—	$—	$318,800
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate loans
Pass/Watch	$1,463,225	$1,987,280	$1,724,563	$1,428,124	$800,645	$2,108,143	$180,394	$—	$9,692,374
Special Mention	8,805	8,292	28,465	16,462	24,844	19,888	9,939	—	116,695
Substandard	—	11,364	54,269	57,929	6,946	78,737	8,152	—	217,397
Total	$1,472,030	$2,006,936	$1,807,297	$1,502,515	$832,435	$2,206,768	$198,485	$—	$10,026,466
YTD gross write-offs	$—	$—	$—	$—	$296	$4,173	$—	$—	$4,469
Residential mortgage loans
Pass/Watch	$642,568	$1,020,419	$1,014,842	$781,218	$452,623	$1,745,923	$—	$—	$5,657,593
Special Mention	—	—	—	—	33	1,585	—	—	1,618
Substandard	397	2,513	4,362	5,183	4,191	13,436	—	—	30,082
Total	$642,965	$1,022,932	$1,019,204	$786,401	$456,847	$1,760,944	$—	$—	$5,689,293
YTD gross write-offs	$—	$—	$—	$59	$—	$—	$—	$—	$59
Equity lines
Pass/Watch	$—	$—	$72	$—	$—	$—	$211,374	$16,277	$227,723
Special Mention	—	—	—	—	—	—	—	11	11
Substandard	—	—	—	—	—	—	2,927	161	3,088
Total	$—	$—	$72	$—	$—	$—	$214,301	$16,449	$230,822
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$3	$—	$3
Installment and other loans
Pass/Watch	$5,264	$—	$44	$—	$—	$—	$—	$—	$5,308
Total	$5,264	$—	$44	$—	$—	$—	$—	$—	$5,308
YTD gross write-offs	$—	$—	$15	$—	$—	$—	$—	$—	$15
Total loans	$2,545,564	$3,349,730	$3,168,851	$2,593,759	$1,364,973	$4,069,831	$2,248,231	$24,475	$19,365,414
Total YTD gross write-offs	$188	$1,586	$3,166	$9,009	$553	$4,237	$12,733	$—	$31,472

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

Quantitative Factors

Under the Company’s CECL methodology, nine portfolio segments with similar risk characteristics are evaluated for expected loss. Six portfolios are modeled using econometric models and three smaller portfolios are evaluated using a simplified loss-rate method that calculates lifetime expected credit losses for the respective pools (simplified approach). The six portfolios subject to econometric modeling include residential mortgages; commercial and industrial loans (“C&I”); construction loans; commercial real estate (“CRE”) for multifamily loans; CRE for owner-occupied loans; and other CRE loans. We estimate the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables, (GDP, unemployment, CRE prices and residential mortgage prices) to historical credit performance for each of the six loan portfolios from the fourth quarter of 2007 to the fourth quarter of 2024. Loss given default rates are computed based on the charge-offs recognized and then applied to the expected exposure at default of defaulted loans starting with the fourth quarter of 2007 through the third quarter of 2025. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The amounts so calculated comprise the quantitative portion of the allowance for credit losses.

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

The following tables set forth activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2025, and September 30, 2024.

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	($ In thousands)
Allowance for Loan Losses:
June 30, 2025 Ending Balance	$40,842	$5,434	$106,773	$20,465	$17	$173,531
Provision/(reversal) for expected credit losses	13,855	966	11,054	2,892	(5)	28,762
Charge-offs	(16,173)	—	(314)	—	—	(16,487)
Recoveries	547	5	285	4	—	841
Net (charge-offs)/recoveries	(15,626)	5	(29)	4	—	(15,646)
September 30, 2025 Ending Balance	$39,071	$6,405	$117,798	$23,361	$12	$186,647

Allowance for unfunded credit commitments:
June 30, 2025 Ending Balance	$7,590	$2,248	$54	$—	$—	$9,892
(Reversal)/provision for expected credit losses	(872)	698	143	—	—	(31)
September 30, 2025 Ending Balance	$6,718	$2,946	$197	$—	$—	$9,861

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	($ In thousands)
Allowance for Loan Losses:
June 30, 2024 Ending Balance	$48,588	$8,912	$78,465	$17,415	$23	$153,403
Provision/(reversal) for expected credit losses	4,872	(402)	8,444	1,554	64	14,532
Charge-offs	(2,666)	—	(1,746)	(59)	(7)	(4,478)
Recoveries	88	—	180	7	1	276
Net (charge-offs)/recoveries	(2,578)	—	(1,566)	(52)	(6)	(4,202)
September 30, 2024 Ending Balance	$50,882	$8,510	$85,343	$18,917	$81	$163,733

Allowance for unfunded credit commitments:
June 30, 2024 Ending Balance	$7,493	$2,081	$—	$—	$—	$9,574
Provision/(reversal) for expected credit losses	208	(240)	—	—	—	(32)
September 30, 2024 Ending Balance	$7,701	$1,841	$—	$—	$—	$9,542

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	($ In thousands)
Allowance for Loan Losses:
December 31, 2024 Ending Balance	$57,796	$8,185	$79,597	$16,181	$6	$161,765
Provision/(reversal) for expected credit losses	7,897	(1,786)	41,889	7,240	6	55,246
Charge-offs	(27,634)	—	(4,153)	(74)	—	(31,861)
Recoveries	1,012	6	465	14	—	1,497
Net (charge-offs)/recoveries	(26,622)	6	(3,688)	(60)	—	(30,364)
September 30, 2025 Ending Balance	$39,071	$6,405	$117,798	$23,361	$12	$186,647

Allowance for unfunded credit commitments:
December 31, 2024 Ending Balance	$7,780	$1,896	$—	$—	$—	$9,676
(Reversal)/provision for expected credit losses	(1,062)	1,050	197	—	—	185
September 30, 2025 Ending Balance	$6,718	$2,946	$197	$—	$—	$9,861

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	($ In thousands)
Allowance for Loan Losses:
December 31, 2023 Ending Balance	$53,791	$8,180	$74,428	$18,140	$23	$154,562
Provision for expected credit losses	8,927	330	12,731	459	64	22,511
Charge-offs	(12,862)	—	(1,997)	(62)	(7)	(14,928)
Recoveries	1,026	—	181	380	1	1,588
Net (charge-offs)/recoveries	(11,836)	—	(1,816)	318	(6)	(13,340)
September 30, 2024 Ending Balance	$50,882	$8,510	$85,343	$18,917	$81	$163,733

Allowance for unfunded credit commitments:
December 31, 2023 Ending Balance	$6,888	$2,165	$—	$—	$—	$9,053
Provision/(reversal) for expected credit losses	813	(324)	—	—	—	489
September 30, 2024 Ending Balance	$7,701	$1,841	$—	$—	$—	$9,542

Loans Held-for-Sale

At the time of commitment to originate or purchase a loan, the loan is determined to be held for investment if it is in the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including asset/liability and credit risk management.  When the Company subsequently changes its intent to hold certain loans, the loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value.  There were no loans held-for-sale as of  September 30, 2025, and December 31, 2024.

Loan Transfers, Sales and Purchases

The Company purchases and sells loans in the secondary market in the ordinary course of business.  From time to time, purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to the allowance for loan losses are recorded, when appropriate. During the nine months ended September 30, 2025, the Company transferred $42.2 million in commercial loans and  $8.9 million in commercial real estate loans held for investment to loans held for sale.  Net losses on sale of loans were $57 thousand for the nine months ended September 30, 2025.  There were no lower of cost or fair value adjustments during the nine months ended September 30, 2025.

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

The Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships were $97.2 million and $99.5 million as of September 30, 2025, and December 31, 2024, respectively.

10. Borrowed Funds

Borrowings from the Federal Home Loan Bank (“FHLB”) – There were $125.0 million over-night borrowings from the FHLB as of September 30, 2025, and no over-night borrowings as of December 31, 2024. Advances from the FHLB were $190.0 million at a weighted average rate of 4.45% as of September 30, 2025, and $60.0 million at a weighted average rate of 5.08% as of December 31, 2024. As of September 30, 2025, final maturity for the FHLB advances was $190.0 million in October 2025. Our unused borrowing capacity from the FHLB as of September 30, 2025, and December 31, 2024, was $7.50 billion and $7.47 billion, respectively, and unpledged securities at September 30, 2025, and  December 31, 2024, was $1.62 billion and $1.53 billion, respectively.

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

At September 30, 2025, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 6.84%, compared to $119.1 million with a weighted average rate of 7.75% at December 31, 2024. The Junior Subordinated Notes have a stated maturity term of 30 years.

11. Income Taxes

The effective tax rate for the first nine months of 2025 was 18.8% compared to 10.8% for the first nine months of 2024. The effective tax rate for the first nine months of 2025 includes the impact of low-income housing tax credits and for the first nine months of 2024 includes the impact of alternative energy investment and low-income housing tax credits.

The Company’s tax returns are open for audit by the Internal Revenue Service back to 2022 and by the California Franchise Tax Board and other states where the Company files state tax returns back to 2021.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025, and December 31, 2024:

	September 30, 2025
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	($ In thousands)
Assets
Securities AFS
U.S. Treasury securities	$776,833	$—	$—	$776,833
U.S. government agency entities	—	6,860	—	6,860
U.S. government sponsored entities	—	25,005	—	25,005
Mortgage-backed securities	—	645,575	—	645,575
Collateralized mortgage obligations	—	23,302	—	23,302
Corporate debt securities	—	165,875	—	165,875
Total securities AFS	776,833	866,617	—	1,643,450

Equity securities
Mutual funds	5,686	—	—	5,686
Preferred stock of government sponsored entities	10,278	—	—	10,278
Other equity securities	14,608	—	—	14,608
Total equity securities	30,572	—	—	30,572

Interest rate swaps	—	29,162	—	29,162
Foreign exchange contracts	—	321	—	321
Total assets	$807,405	$896,100	$—	$1,703,505

Liabilities
Interest rate swaps	$—	$31,815	$—	$31,815
Foreign exchange contracts	—	185	—	185
Total liabilities	$—	$32,000	$—	$32,000

	December 31, 2024
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	($ In thousands)
Assets
Securities AFS
U.S. Treasury securities	$621,462	$—	$—	$621,462
U.S. government agency entities	—	9,149	—	9,149
Mortgage-backed securities	—	684,016	—	684,016
Collateralized mortgage obligations	—	24,556	—	24,556
Corporate debt securities	—	207,945	—	207,945
Total securities AFS	621,462	925,666	—	1,547,128

Equity securities
Mutual funds	5,532	—	—	5,532
Preferred stock of government sponsored entities	7,287	—	—	7,287
Other equity securities	20,071	—	—	20,071
Total equity securities	32,890	—	—	32,890

Interest rate swaps	—	39,958	—	39,958
Foreign exchange contracts	—	490	—	490
Total assets	$654,352	$966,114	$—	$1,620,466

Liabilities
Interest rate swaps	$—	$36,319	$—	$36,319
Foreign exchange contracts	—	785	—	785
Total liabilities	$—	$37,104	$—	$37,104

Financial assets and liabilities measured at estimated fair value on a non-recurring basis:

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the periods ended September 30, 2025, and December 31, 2024, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024, the following tables set forth the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of September 30, 2025, and December 31, 2024, and the total losses for the periods indicated:

	As of September 30, 2025				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Three Months Ended		For the Nine Months Ended
	Level 1	Level 2	Level 3	Measurements	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ In thousands)
Assets
Non-accrual loans by type:
Commercial loans	$—	$—	$5,741	$5,741	$9,028	$1,923	$9,115	$2,961
Commercial real estate loans	—	—	32,095	32,095	314	1,746	4,153	1,997
Residential mortgage loans and equity lines	—	—	222	222	—	59	—	59
Total non-accrual loans	—	—	38,058	38,058	9,342	3,728	13,268	5,017
Other real estate owned (1)	—	—	34,746	34,746	—	—	—	—
Other equity securities	—	—	1,539	1,539	—	—	—	—
Investments in venture capital	—	—	84	84	—	—	—	—
Total assets	$—	$—	$74,427	$74,427	$9,342	$3,728	$13,268	$5,017

(1) Other real estate owned balance of $33.0 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2024				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Measurements	December 31, 2024	December 31, 2023
	($ In thousands)
Assets
Non-accrual loans by type:
Commercial loans	$—	$—	$10,896	$10,896	$5,654	$—
Commercial real estate loans	—	—	15,320	15,320	4,049	4,069
Residential mortgage loans and equity lines	—	—	243	243	59	—
Total non-accrual loans	—	—	26,459	26,459	9,762	4,069
Other real estate owned (1)	—	—	24,126	24,126	—	—
Other equity securities	—	—	1,539	1,539	—	—
Investments in venture capital	—	—	86	86	147	227
Total assets	$—	$—	$52,210	$52,210	$9,909	$4,296

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

The fair value of individually evaluated loans is calculated based on the net realizable fair value of the collateral or the observable market price of the most recent sale or quoted price from loans held for sale. The Company does not record loans at fair value on a recurring basis. Nonrecurring fair value adjustments to collateral dependent individually evaluated loans are recorded based on the current appraised value of the collateral, management’s judgment and estimation of value using discounted future cash flows or old appraisals which are then adjusted based on recent market trends, a Level 3 measurement.

Loans held for sale are recorded at the lower of cost or fair value upon transfer. Loans held for sale may be measured at fair value on a nonrecurring basis when fair value is less than cost. Fair value is generally determined based on available market data for similar loans and therefore, are classified as Level 2 measurement.

The significant unobservable inputs (Level 3) used in the fair value measurement of other real estate owned (“OREO”) are primarily based on the appraised value of OREO adjusted by estimated sales cost and commissions. The Company applies estimated sales cost and commissions of 5% of the collateral value of individually evaluated loans, quoted price, or loan sale price of loans held for sale, and appraised value of OREO.

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

The following table sets forth the carrying and notional amounts and estimated fair value of financial instruments as of September 30, 2025, and December 31, 2024:

	September 30, 2025		December 31, 2024
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	($ In thousands)
Financial Assets
Cash and due from banks	$166,167	$166,167	$157,167	$157,167
Short-term investments	1,141,886	1,141,886	882,353	882,353
Securities AFS	1,643,450	1,643,450	1,547,128	1,547,128
Loans held for investment, net	19,903,082	20,447,466	19,203,649	19,500,647
Equity securities	32,111	32,111	34,429	34,429
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$114,395	$321	$62,794	$490
Interest rate swaps	1,064,539	29,162	1,065,580	39,958

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$20,521,149	$20,506,029	$19,686,199	$19,670,327
Advances from Federal Home Loan Bank	190,000	189,312	60,000	59,606
Other borrowings	17,628	15,338	17,740	15,281
Long-term debt	119,136	78,627	119,136	73,752

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$122,381	$185	$171,945	$785
Interest rate swaps	1,542,988	31,815	1,198,471	36,319

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,670,598	$(18,620)	$3,470,296	$(18,226)
Standby letters of credit	510,886	(3,225)	439,769	(2,900)
Other letters of credit	6,452	(7)	12,347	(14)

The following tables set forth the level in the fair value hierarchy for the estimated fair values of financial instruments as of September 30, 2025, and December 31, 2024, excluding financial instruments recorded at fair value on a recurring basis already presented in other tables in this note:

	As of September 30, 2025
	Fair Value	Level 1	Level 2	Level 3
	($ In thousands)
Financial Assets
Cash and due from banks	$166,167	$166,167	$—	$—
Short-term investments	1,141,886	1,141,886	—	—
Loans held for investment, net	20,447,466	—	—	20,447,466
Equity securities	1,539	—	—	1,539
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Financial Liabilities
Deposits	20,506,029	—	—	20,506,029
Advances from Federal Home Loan Bank	189,312	—	189,312	—
Other borrowings	15,338	—	—	15,338
Long-term debt	78,627	—	78,627	—

	As of December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
	($ In thousands)
Financial Assets
Cash and due from banks	$157,167	$157,167	$—	$—
Short-term investments	882,353	882,353	—	—
Loans held for investment, net	19,500,647	—	—	19,500,647
Equity securities	1,539	—	—	1,539
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Financial Liabilities
Deposits	19,670,327	—	—	19,670,327
Advances from Federal Home Loan Bank	59,606	—	59,606	—
Other borrowings	15,281	—	—	15,281
Long-term debt	73,752	—	73,752	—

13. Goodwill and Other Intangible Assets

Goodwill. Total goodwill was $375.7 million as of September 30, 2025, and remains unchanged compared with December 31, 2024. The Company completed its annual goodwill impairment testing and concluded that goodwill was not impaired as of December 31, 2024.

Core Deposit Intangibles.

The following table presents the gross carrying amount and accumulated amortization of core deposits intangible assets as of September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
	($ In thousands)
Gross balance	$9,260	$10,562
Accumulated amortization	(5,719)	(6,292)
Impairment	(1,324)	(1,324)
Net carrying balance	$2,217	$2,946

There were no impairment write-downs included in amortization of core deposit intangibles for the three months ended  September 30, 2025, and  September 30, 2024. There was no impairment write-downs included in amortization of core deposit intangibles for the nine months ended  September 30, 2025, and $97 thousand in impairment write-downs for the nine months ended September 30, 2024.

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $229 thousand and $250 thousand for the three months ended September 30, 2025, and 2024, respectively. The amortization expense related to the core deposit intangible assets was $729 thousand and $848 thousand for the nine months ended September 30, 2025, and 2024, respectively.

The following table presents the estimated aggregate amortization expense of core deposit intangibles for each of the remaining years:

Amount
($ In thousands)
2025	$653
2026	870
2027	694
Total	$2,217

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

The Company offers various interest rate derivative contracts to its clients. When derivative transactions are executed with its clients, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with clients throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements. As of September 30, 2025, and December 31, 2024, the Company had outstanding interest rate derivative contracts with certain clients and third-party financial institutions with a notional amount of $968.6 million and $680.5 million, respectively, with a fair value of $26.3 million and $32.7 million, respectively, for both clients and third-party financial institutions. As of September 30, 2025, and  December 31, 2024, for borrower swap transactions, there were no notional amount of interest rate swaps cleared through the CCP.

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

As of September 30, 2025, the Bank’s outstanding fair value interest rate swap contracts matched to individual fixed-rate commercial real estate loans had a notional amount of $48.1 million with a fair value of $1.8 million and various terms from three to ten years. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan. As of September 30, 2025 and 2024, the ineffective portion of these interest rate swaps was not significant.

The Company has designated as a partial-term hedging election of $577.9 million notional with a net fair value loss of $4.4 million as last-of-layer hedge on pools of loans with a notational value of $921.6 million as of September 30, 2025. The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month Term SOFR interest rate swaps to convert the last-of-layer $577.9 million portion of $921.6 million fixed rate loan pools in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranches. As of September 30, 2025, the last-of-layer loan tranche had a net fair value gain basis adjustment of $5.2 million. The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

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

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of September 30, 2025, and December 31, 2024, were as follows:

	September 30, 2025	December 31, 2024
	($ In thousands)
Fair value swap hedges:
Notional	$625,987	$875,117
Weighted average fixed rate-pay	4.03%	3.55%
Weighted average variable rate spread	0.19%	0.22%
Weighted average variable rate-receive	4.51%	5.36%

Net (loss)/gain(1)	$(2,594)	$3,644

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Periodic net settlement of swaps (2)	$510	$3,646	$2,844	$14,121

(1) the amount is included in other non-interest income.
(2) the amount of periodic net settlement of interest rate swaps was included in interest income.

Included in the total notional amount of $626.0 million of the fair value interest rate contracts entered into with financial counterparties as of September 30, 2025, was a notional amount of $571.6 million of interest rate swaps that cleared through the CCP. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $3.7 million as of September 30, 2025.

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

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of September 30, 2025, and December 31, 2024, not including interest rate swaps cleared through the CCP, were as follows:

Derivative financial instruments not designated as hedging instruments:	September 30, 2025	December 31, 2024
	($ In thousands)
Notional amounts:
Forward, and swap contracts with positive fair value	$1,082,947	$743,257
Forward, and swap contracts with negative fair value	$1,090,933	$852,409
Fair value:
Forward, and swap contracts with positive fair value	$26,626	$33,237
Forward, and swap contracts with negative fair value	$(26,490)	$(33,531)

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

Financial instruments that are eligible for offset in the Consolidated Balance Sheets, as of September 30, 2025, and December 31, 2024, are set forth in the following table:

				Gross Amounts Not
				Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	($ In thousands)
September 30, 2025
Assets:
Derivatives	$29,162	$9,173	$19,989	$—	$1,526	$18,463

Liabilities:
Derivatives	$31,815	$—	$31,815	$—	$—	$31,815

December 31, 2024
Assets:
Derivatives	$39,958	$34,609	$5,349	$—	$174	$5,175

Liabilities:
Derivatives	$36,319	$—	$36,319	$—	$—	$36,319

16. Revenue from Contracts with Clients

The following is a summary of revenue from contracts with clients that are in-scope and not in-scope under ASC Topic 606:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$2,681	$2,245	$7,726	$6,933
Wealth management fees	6,219	6,545	17,324	17,861
Other service fees(1)	5,648	5,039	14,890	13,826
Total in-scope non-interest income	14,548	13,829	39,940	38,620

Non-interest loss, not in-scope(2)	6,473	6,536	7,676	1,571
Total non-interest income	$21,021	$20,365	$47,616	$40,191

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

17. Stockholders’ Equity

Total equity was $2.90 billion as of September 30, 2025, an increase of $56.6 million, from $2.85 billion as of December 31, 2024, primarily due to net income of $224.6 million, other comprehensive income of $25.9 million, stock-based compensation of $4.7 million, proceeds from dividend reinvestment of $2.0 million, and stock issued to directors of $1.0 million, offset by purchase of treasury stock of $127.9 million, common stock cash dividends of $70.9 million, and shares withheld related to net share settlement of RSUs of $2.8 million.

Activity in accumulated other comprehensive income/(loss), net of tax, and reclassification out of accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2025, and September 30, 2024, was as follows:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Pre-tax	Tax expense	Net-of-tax	Pre-tax	Tax expense	Net-of-tax
	($ In thousands)
Beginning balance, loss, net of tax
Securities AFS			$(69,222)			$(93,060)
Cash flow hedge derivatives			—			—
Total			$(69,222)			$(93,060)

Net unrealized gains arising during the period
Securities AFS	$13,521	$3,997	$9,524	$37,773	$11,166	$26,607
Cash flow hedge derivatives	—	—	—	—	—	—
Total	$13,521	$3,997	$9,524	$37,773	$11,166	$26,607

Reclassification adjustment for net losses in net income
Securities AFS	$—	$—	$—	$—	$—	$—
Cash flow hedge derivatives	—	—	—	—	—	—
Total	—	—	—	—	—	—

Total other comprehensive income
Securities AFS	$13,521	$3,997	$9,524	$37,773	$11,166	$26,607
Cash flow hedge derivatives	—	—	—	—	—	—
Total	$13,521	$3,997	$9,524	$37,773	$11,166	$26,607

Ending balance, loss, net of tax
Securities AFS			$(59,698)			$(66,453)
Cash flow hedge derivatives			—			—
Total			$(59,698)			$(66,453)

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Pre-tax	Tax expense	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	($ In thousands)
Beginning balance, (loss)/gain, net of tax
Securities AFS			$(85,607)			$(86,190)
Cash flow hedge derivatives			—			774
Total			$(85,607)			$(85,416)

Net unrealized gains/(losses) arising during the period
Securities AFS	$36,782	$10,873	$25,909	$28,020	$8,283	$19,737
Cash flow hedge derivatives	—	—	—	(1,099)	(325)	(774)
Total	$36,782	$10,873	$25,909	$26,921	$7,958	$18,963

Reclassification adjustment for net losses in net income
Securities AFS	$—	$—	$—	$—	$—	$—
Cash flow hedge derivatives	—	—	—	—	—	—
Total	—	—	—	—	—	—

Total other comprehensive income/(loss)
Securities AFS	$36,782	$10,873	$25,909	$28,020	$8,283	$19,737
Cash flow hedge derivatives	—	—	—	(1,099)	(325)	(774)
Total	$36,782	$10,873	$25,909	$26,921	$7,958	$18,963

Ending balance, loss, net of tax
Securities AFS			$(59,698)			$(66,453)
Cash flow hedge derivatives			—			—
Total			$(59,698)			$(66,453)

18. Stock Repurchase Program

On June 4, 2025, the Company announced a new stock repurchase program to buy back up to $150.0 million of the Company's common stock. The previous $125.0 million shares repurchase program announced on May 28, 2024, was completed on  February 28, 2025, with the repurchase of a total of 2,905,487 shares at an average cost of $43.02.

During the third quarter, we repurchased 1,070,000 common shares at an average cost of $46.81 per share, for a total of $50.1 million.

19. Subsequent Events

The Company has evaluated the effect of events that have occurred subsequent to September 30, 2025, through the date of issuance of the Consolidated Financial Statements, and, based on such evaluation, the Company believes that there have been no material events during such period that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

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

Other Legislative Updates

In June 2025, California enacted Senate Bill No. 132 (“SB 132”), requiring banks and financial institutions to adopt a single sales factor for income apportionment, effective for tax years beginning on or after January 1, 2025. Prior to SB 132, financial institutions had been required to use an equally weighted three-factor apportionment formula, which considered property, payroll and sales equally in apportioning income for California tax purposes.

In July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act, or the “GENIUS Act,” was signed into law, establishing a federal licensing and supervisory framework for payment stablecoins and their issuers. The GENIUS Act may accelerate and increase the competition that non-traditional financial institutions pose to banks’ payment services, but may also create opportunities for banks to hold stablecoin reserve assets, custody stablecoins, or issue stablecoins. Several key provisions of the GENIUS Act require federal regulatory agencies to adopt implementing regulations, and the Act will take effect the earlier of 18 months after its enactment or 120 days after the agencies issue final implementing regulations.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, introducing significant tax changes. The OBBBA extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire at the end of this year. The OBBBA features modified versions of individual and business tax relief proposals, and other new tax relief measures. In addition, it includes various revenue-raising measures, including changes to certain Inflation Reduction Act clean energy tax credits and various limits on business and individual tax deductions, that are intended to offset part of the cost of the legislation. The Company is currently evaluating the impact of the OBBBA on its business and consolidated financial statements.

Highlights

●	Net interest margin increased to 3.31% during the third quarter from 3.04% in the third quarter of 2024.
●	Total loans, excluding loans held for sale, increased to $20.10 billion or 3.8%, from $19.38 billion at December 31, 2024.
●	Total deposits increased $835.0 million or 4.2%, to $20.52 billion from December 31, 2024.
●	Provision for credit losses of $28.7 million for the third quarter of 2025, included an additional reserve of $9.1 million for two movie theatre loans and $3.8 million from a change in the CECL model.

Quarterly Statement of Operations Review

Net Income

Net income for the quarter ended September 30, 2025, was $77.7 million, an increase of $10.2 million, or 15.1%, compared to net income of $67.5 million for the same quarter a year ago. Diluted earnings per share for the quarter ended September 30, 2025, was $1.13 per share compared to $0.94 per share for the same quarter a year ago.

Return on average stockholders’ equity was 10.60% and return on average assets was 1.29% for the quarter ended September 30, 2025, compared to a return on average stockholders’ equity of 9.50% and a return on average assets of 1.15% for the same quarter a year ago.

Financial Performance

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ In millions, except per share and ratio data)
Net income	$77.7	$67.5	$224.6	$205.8
Basic earnings per common share	$1.13	$0.94	$3.22	$2.84
Diluted earnings per common share	$1.13	$0.94	$3.21	$2.83
Return on average assets	1.29%	1.15%	1.28%	1.18%
Return on average total stockholders' equity	10.60%	9.50%	10.39%	9.84%
Efficiency ratio	41.84%	51.11%	44.18%	53.28%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $20.4 million, or 12.1%, to $189.6 million during the third quarter of 2025, compared to $169.2 million during the same quarter a year ago. The increase was due primarily to a decrease in interest expense from deposits, offset by a small decrease in interest income from loans and securities.

The net interest margin was 3.31% for the third quarter of 2025 compared to 3.04% for the third quarter of 2024.

For the third quarter of 2025, the yield on average interest-earning assets was 5.84%, the cost of funds on average interest-bearing liabilities was 3.32%, and the average cost of interest-bearing deposits was 3.28%. In comparison, for the third quarter of 2024, the yield on average interest-earning assets was 6.10%, the cost of funds on average interest-bearing liabilities was 3.99%, and the average cost of interest-bearing deposits was 3.95%. The decrease in the yield on average interest-bearing liabilities and on average interest-earning assets resulted mainly from lower interest rates on deposits and lower interest rates on loans and securities, respectively. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 2.52% for the quarter ended September 30, 2025, compared to 2.11% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended September 30, 2025, and 2024. The average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Three Months Ended September 30,
	2025			2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	($ In thousands)
Interest-earning assets:
Total loans (1)	$19,951,853	$308,945	6.14%	$19,455,521	$310,311	6.35%
Investment securities	1,634,248	12,690	3.08	1,638,414	15,125	3.67
Federal Home Loan Bank stock	17,250	376	8.65	17,250	375	8.65
Deposits with banks	1,113,274	12,184	4.34	1,035,534	13,680	5.26
Total interest-earning assets	22,716,625	334,195	5.84	22,146,719	339,491	6.10
Non-interest earning assets:
Cash and due from banks	163,891			159,324
Other non-earning assets	1,150,545			1,211,110
Total non-interest earning assets	1,314,436			1,370,434
Less: Allowance for loan losses	(172,958)			(153,122)
Deferred loan fees	(14,723)			(11,006)
Total assets	$23,843,380			$23,353,025

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,189,376	$9,369	1.70%	$2,134,807	$11,286	2.10%
Money market accounts	3,556,374	30,792	3.44	3,073,384	28,991	3.75
Savings accounts	1,419,953	6,139	1.72	1,212,870	5,641	1.85
Time deposits	9,698,744	93,087	3.81	10,250,601	119,786	4.65
Total interest-bearing deposits	16,864,447	139,387	3.28	16,671,662	165,704	3.95

Other borrowings	295,892	3,178	4.26	186,838	2,281	4.86
Long-term debt	119,136	2,043	6.80	119,136	2,351	7.85
Total interest-bearing liabilities	17,279,475	144,608	3.32	16,977,636	170,336	3.99

Non-interest bearing liabilities:
Demand deposits	3,384,141			3,230,150
Other liabilities	272,168			316,860
Total equity	2,907,596			2,828,379
Total liabilities and equity	$23,843,380			$23,353,025

Net interest spread			2.52%			2.11%
Net interest income		$189,587			$169,155
Net interest margin			3.31%			3.04%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the three months ended September 30, 2025 and 2024:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three Months Ended September 30,
	2025-2024
	Increase/(Decrease) in
	Net Interest Income Due to
	Changes in Volume	Changes in Rate	Total Change
	($ In thousands)
Interest-earning assets:
Loans	$8,133	$(9,499)	$(1,366)
Investment securities	(38)	(2,397)	(2,435)
Federal Home Loan Bank stock	—	1	1
Deposits with other banks	975	(2,471)	(1,496)
Total changes in interest income	9,070	(14,366)	(5,296)

Interest-bearing liabilities:
Interest-bearing demand accounts	282	(2,201)	(1,919)
Money market accounts	4,343	(2,541)	1,802
Savings accounts	923	(424)	499
Time deposits	(6,123)	(20,576)	(26,699)
Other borrowed funds	1,201	(304)	897
Long-term debt	—	(308)	(308)
Total changes in interest expense	626	(26,354)	(25,728)

Changes in net interest income	$8,444	$11,988	$20,432

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for credit losses

The Company recorded a provision for credit losses of $28.7 million in the third quarter of 2025 compared with $14.5 million in the third quarter of 2024. Provision for credit losses of $28.7 million for the third quarter of 2025 included an additional reserve of $9.1 million for two movie theatre loans and $3.8 million from a change in the CECL model. As of September 30, 2025, the allowance for credit losses, comprised of the reserve for loan losses and the reserve for unfunded loan commitments, increased $25.1 million to $196.5 million, or 0.98% of gross loans, compared to $171.4 million, or 0.88% of gross loans, as of December 31, 2024. The change in the allowance for credit losses during the nine months ended September 30, 2025, consisted of a $55.4 million provision for credit losses, and $30.4 million in net charge-offs.

The following table sets forth the charge-offs and recoveries for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ In thousands)
Charge-offs:
Commercial loans	$16,173	$2,666	$27,634	$12,862
Real estate loans (1)	314	1,805	4,227	2,059
Installment and other loans	—	7	—	7
Total charge-offs	16,487	4,478	31,861	14,928
Recoveries:
Commercial loans	547	88	1,012	1,026
Construction loans	5	187	6	561
Real estate loans (1)	289	1	479	1
Total recoveries	841	276	1,497	1,588
Net charge-offs	$15,646	$4,202	$30,364	$13,340

(1) Real estate loans include commercial real estate loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), wealth management fees, and other sources of fee income, was $21.0 million for the third quarter of 2025, an increase of $0.6 million, or 2.9%, compared to $20.4 million for the third quarter of 2024. The increase was primarily due to an increase of $0.5 million in other operating income related to a legal settlement when compared to the same quarter a year ago.

Non-Interest Expense

Non-interest expense decreased $8.8 million, or 9.1%, to $88.1 million in the third quarter of 2025 compared to $96.9 million in the same quarter a year ago. The decrease in non-interest expense in the third quarter of 2025 was primarily due to a decrease of $11.9 million in amortization expense of investments in low-income housing and alternative energy partnerships, offset by an increase of $2.6 million in salaries and employee benefits and an increase of $1.0 million in computer and equipment expense when compared to the same quarter a year ago. The efficiency ratio was 41.84% in the third quarter of 2025 compared to 51.11% for the same quarter a year ago.

Income Taxes

The effective tax rate for the third quarter of 2025 was 17.2% compared to 13.6% for the third quarter of 2024. The effective tax rate includes the impact of low-income housing tax credits in 2025 and solar tax credits and low-income housing tax credits in 2024.

As a result of the enactment of the single sales factor apportionment by the State of California in June 2025, the Company recorded a $3.4 million write down of its deferred tax assets during the nine months ended September 30, 2025.

Year-to-Date Statement of Operations Review

Net Income

Net income for the nine months ended September 30, 2025, was $224.6 million, an increase of $18.8 million, or 9.1%, compared to net income of $205.8 million for the same period a year ago. Diluted earnings per share for the nine months ended September 30, 2025, was $3.21 per share compared to $2.83 per share for the same period a year ago.

Return on average stockholders’ equity was 10.39% and return on average assets was 1.28% for the nine months ended September 30, 2025, compared to a return on average stockholders’ equity of 9.84% and a return on average assets of 1.18% for the same period a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the nine months ended September 30, 2025, and 2024. The average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Nine Months Ended September 30,
	2025			2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	($ In thousands)
Interest-earning assets:
Total loans (1)	$19,593,553	$899,786	6.14%	$19,464,496	$916,175	6.29%
Investment securities	1,572,074	38,459	3.27	1,647,968	45,720	3.71
Federal Home Loan Bank stock	17,250	1,128	8.74	19,162	1,305	9.10
Interest-bearing deposits	1,139,060	37,135	4.36	1,042,413	41,793	5.36
Total interest-earning assets	22,321,937	976,508	5.85	22,174,039	1,004,993	6.05
Non-interest earning assets:
Cash and due from banks	166,859			168,027
Other non-earning assets	1,156,304			1,203,113
Total non-interest earning assets	1,323,163			1,371,140
Less: Allowance for loan losses	(169,464)			(153,414)
Deferred loan fees	(12,837)			(11,405)
Total assets	$23,462,799			$23,380,360

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,155,336	$27,321	1.69%	$2,205,108	$35,012	2.12%
Money market accounts	3,468,421	89,062	3.43	3,134,940	86,546	3.69
Savings accounts	1,351,352	16,721	1.65	1,099,331	11,660	1.42
Time deposits	9,658,300	283,517	3.92	10,053,062	347,408	4.62
Total interest-bearing deposits	16,633,409	416,621	3.35	16,492,441	480,626	3.89

Other borrowings	204,953	6,348	4.14	383,563	15,389	5.36
Long-term debt	119,136	6,092	6.84	119,136	5,935	6.65
Total interest-bearing liabilities	16,957,498	429,061	3.38	16,995,140	501,950	3.95

Non-interest bearing liabilities:
Demand deposits	3,340,530			3,271,913
Other liabilities	274,190			318,923
Total equity	2,890,581			2,794,384
Total liabilities and equity	$23,462,799			$23,380,360

Net interest spread			2.47%			2.10%
Net interest income		$547,447			$503,043
Net interest margin			3.28%			3.03%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the nine months ended September 30, 2025 and 2024:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Nine Months Ended September 30,
	2025-2024
	Increase/(Decrease) in
	Net Interest Income Due to
	Changes in Volume	Changes in Rate	Total Change
	($ In thousands)
Interest-earning assets:
Loans	$5,879	$(22,268)	$(16,389)
Investment securities	(2,046)	(5,215)	(7,261)
Federal Home Loan Bank stock	(127)	(50)	(177)
Deposits with other banks	3,633	(8,291)	(4,658)
Total changes in interest income	7,339	(35,824)	(28,485)

Interest-bearing liabilities:
Interest-bearing demand accounts	(777)	(6,915)	(7,692)
Money market accounts	8,785	(6,268)	2,517
Savings accounts	2,923	2,138	5,061
Time deposits	(13,272)	(50,619)	(63,891)
Other borrowed funds	(6,075)	(2,966)	(9,041)
Long-term debt	—	157	157
Total changes in interest expense	(8,416)	(64,473)	(72,889)

Changes in net interest income	$15,755	$28,649	$44,404

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Balance Sheet Review

Assets

Total assets were $24.07 billion as of September 30, 2025, an increase of $1.02 billion, or 4.4%, from $23.05 billion as of December 31, 2024.

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

The amortized cost of the Company’s AFS debt securities exclude accrued interest, which is included in “accrued interest income” on the Consolidated Balance Sheets. The Company has made an accounting policy election not to measure an allowance for credit losses for accrued interest receivables on AFS debt securities since the Company timely reverses any previously accrued interest when the debt security remains in default for an extended period. As each AFS debt security has a unique security structure, where the accrual status is clearly determined when certain criteria listed in the terms are met, the Company assesses the default status of each security as defined by the debt security’s specific security structure. At September 30, 2025, no AFS debt securities were in default.

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

Securities available-for-sale represented 6.8% of total assets as of September 30, 2025, compared to 6.7% of total assets as of December 31, 2024. Securities available-for-sale were $1.64 billion as of September 30, 2025, compared to $1.55 billion as of December 31, 2024.

Securities available-for-sale having a carrying value of $19.5 million as of September 30, 2025, and $17.8 million as of December 31, 2024, were pledged to secure public deposits and other borrowings.

Loans

Gross loans held for investment were $20.10 billion at September 30, 2025, an increase of $728.8 million, or 3.8%, from $19.38 billion at December 31, 2024. The increase was primarily due to an increase of $451.1 million, or 4.5%, in commercial real estate loans, an increase of $126.0 million, or 2.2% in residential mortgage loans, an increase of $114.9 million, or 3.7%, in commercial loans, and an increase of $36.6 million, or 11.4% in real estate construction loans.

The loan held for investment balances and composition at September 30, 2025, compared to December 31, 2024, are set forth below:

	September 30, 2025	% of Gross Loans	December 31, 2024	% of Gross Loans	% Change
	($ In thousands)

Commercial loans	$3,212,907	16.0%	$3,098,004	16.0%	3.7%
Construction loans	356,215	1.8	319,649	1.6	11.4
Commercial real estate loans	10,484,939	52.1	10,033,830	51.8	4.5
Residential mortgage loans and equity lines	6,047,394	30.1	5,919,092	30.6	2.2
Installment and other loans	3,261	—	5,380	—	(39.4)
Gross loans held for investment	$20,104,716	100%	$19,375,955	100%	3.8%
Allowance for loan losses	(186,647)		(161,765)		15.4
Unamortized deferred loan fees	(14,987)		(10,541)		42.2
Total loans held for investment, net	$19,903,082		$19,203,649		3.6%

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

The ratio of non-performing assets to total assets was 0.83% as of September 30, 2025, compared to 0.85% as of December 31, 2024. Total non-performing assets increased $2.4 million, or 1.2% to $198.7 million at September 30, 2025, compared to $196.3 million at December 31, 2024, primarily due to an increase of  $9.9 million, or 43.0%, in other real estate owned, offset by a decrease of $3.9 million, or 97.3%, in accruing loans past due 90 days or more, and a decrease of $3.6 million, or 2.1%, in non-accrual loans.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets were 0.99% and 1.01% as of September 30, 2025, and December 31, 2024, respectively. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 118.56% as of September 30, 2025, from 98.98% as of December 31, 2024.

The following table sets forth the changes in non-performing assets as of September 30, 2025, compared to December 31, 2024, and to September 30, 2024:

	September 30, 2025	December 31, 2024	% Change	September 30, 2024	% Change
	($ In thousands)
Non-performing assets
Accruing loans past due 90 days or more	$110	$4,050	(97)	$6,931	(98)
Non-accrual loans:
Commercial real estate loans	103,158	83,128	24	87,577	18
Commercial loans	33,690	59,767	(44)	52,074	(35)
Residential mortgage loans	28,784	26,266	10	23,183	24
Total non-accrual loans	$165,632	$169,161	(2)	$162,834	2
Total non-performing loans	165,742	173,211	(4)	169,765	(2)
Other real estate owned	32,983	23,071	43	18,277	80
Total non-performing assets	$198,725	$196,282	1	$188,042	6
Accruing loan modifications to borrowers experiencing financial difficulties	$63,355	$—		$—

Allowance for loan losses	$186,647	$161,765	15	$163,733	14
Allowance for unfunded loan commitments	$9,860	$9,677	2	$9,542	3

Total gross loans outstanding, excluding loans held for sale, at period-end	$20,104,716	$19,375,955	4	$19,373,593	4

Allowance for loan losses to non-performing loans, at period-end	112.61%	93.39%		96.45%
Allowance for credit losses to non-performing loans, at period-end	118.56%	98.98%		102.07%
Allowance for loan losses to gross loans, excluding loans held for sale, at period-end	0.93%	0.83%		0.85%

Non-accrual Loans

As of September 30, 2025, total non-accrual loans were $165.6 million, a decrease of $3.6 million, or 2.1%, from $169.2 million at December 31, 2024, and an increase of $2.8 million, or 1.7%, from $162.8 million at September 30, 2024. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly.

The following tables set forth the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	September 30, 2025		December 31, 2024
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	($ In thousands)
Type of Collateral
Single/multi-family residence	$58,200	$1,207	$52,930	$5,259
Commercial real estate	73,742	3,524	56,464	576
Personal property (UCC)	—	28,959	—	53,932
Total	$131,942	$33,690	$109,394	$59,767

(1) Real estate includes commercial real estate loans, construction loans, residential mortgage loans, equity lines and installment & other loans.

	September 30, 2025		December 31, 2024
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	($ In thousands)
Type of Business
Real estate development	$73,363	$4,873	$45,278	$5,000
Wholesale/Retail	29,258	27,590	30,415	47,080
Food/Restaurant	46	40	56	250
Import/Export	—	867	—	6,795
Other	29,275	320	33,645	642
Total	$131,942	$33,690	$109,394	$59,767

(1) Real estate includes commercial real estate loans, construction loans, residential mortgage loans, equity lines and installment & other loans.

For non-accrual loans, the amounts previously charged-off represent 13.0% of the contractual balances for non-accrual loans as of September 30, 2025, and 11.7% as of December 31, 2024. As of September 30, 2025, $131.9 million, or 79.7%, of the $165.6 million of non-accrual loans were secured by real estate compared to $109.4 million, or 64.7%, of the $169.2 million of non-accrual loans that were secured by real estate as of December 31, 2024. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

The allowance for loan losses to non-performing loans was 112.61% as of September 30, 2025, compared to 93.39% as of December 31, 2024. The increase was due primarily to a net increase in the allowance for loan losses.

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

As of September 30, 2025, construction loans of $246.8 million were disbursed with pre-established interest reserves of $37.6 million, compared to $227.9 million with pre-established interest reserves of $31.3 million at December 31, 2024.  The balance for construction loans with interest reserves that have been extended was $3.2 million with pre-established interest reserves of $512 thousand at September 30, 2025, compared to $4.2 million with pre-established interest reserves of $53 thousand at December 31, 2024.  Land loans of $9.2 million were disbursed with pre-established interest reserves of $1.0 million at September 30, 2025, compared to no land loans disbursements with pre-established interest reserves at December 31, 2024. There were no land loans with interest reserves which have been extended as of September 30, 2025, and December 31, 2024.

At September 30, 2025, and December 31, 2024, the Bank had no loan on non-accrual status with available interest reserves. There were no non-accrual residential construction loans, non-accrual non-residential construction loans, and non-accrual land loans that were originated with pre-established interest reserves as of September 30, 2025, and December 31, 2024.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of the property, or some combination of these two factors.

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

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 15% of the Bank’s total risk-based capital as of September 30, 2025, and December 31, 2024. Total CRE loans represented 290% of total risk-based capital as of September 30, 2025, and 289% as of December 31, 2024, which were within the Bank’s internal limit of 400%, of total capital.

CRE and Construction Loans ("CREC")

The Company’s total CREC loan portfolio is diversified by property type with an average CREC loan size of $1.9 million as of September 30, 2025, and December 31, 2024. The following table summarizes the Company’s total CREC loans by property type as of September 30, 2025, and December 31, 2024:

	As of September 30, 2025		As of December 31, 2024
($ In thousands)	Amount	%	Amount	%
Property type:
Retail	$2,529,194	23%	$2,432,022	24%
Multifamily	2,812,468	26%	2,723,890	26%
Office	1,470,359	14%	1,449,049	14%
Warehouse	1,340,593	13%	1,248,439	12%
Industrial	693,616	6%	635,907	6%
Hospitality	362,794	3%	292,463	3%
Construction & Land	425,637	4%	403,060	4%
Other	1,206,492	11%	1,168,649	11%
Total CREC loans	$10,841,153	100%	$10,353,479	100%

The weighted-average loan-to-value (“LTV”) ratio of the total CREC loan portfolio was 49% as of September 30, 2025, and December 31, 2024. Approximately 86% and 85% of total CREC loans had an LTV ratio of 60% or lower as of September 30, 2025, and December 31, 2024, respectively.

The following tables provide a summary of the Company’s CREC, multifamily residential, and construction and land loans by geography as of September 30, 2025, and December 31, 2024. The distribution of the total CREC loan portfolio reflects the Company’s geographical footprint, which is primarily concentrated in California:

	As of September 30, 2025
($ In thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$2,630,409		$964,456		$268,462		$3,863,327
Northern California	992,767		150,714		15,470		1,158,951
California	3,623,176	48%	1,115,170	40%	283,932	67%	5,022,278	46%
New York	2,362,885	31%	1,266,524	45%	111,932	26%	3,741,341	35%
Texas	420,579	5%	162,723	6%	2,600	1%	585,902	5%
Illinois	242,731	3%	45,690	1%	697	0%	289,118	3%
New Jersey	156,224	2%	17,671	1%	1,575	0%	175,470	2%
Nevada	206,991	3%	31,020	1%	4,042	1%	242,053	2%
Washington	83,697	1%	144,291	5%	12,529	3%	240,517	2%
Other markets	506,765	7%	29,379	1%	8,330	2%	544,474	5%
Total CREC loans	$7,603,048	100%	$2,812,468	100%	$425,637	100%	$10,841,153	100%

	As of December 31, 2024
($ In thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$2,498,806		$928,376		$235,618		$3,662,800
Northern California	1,057,781		162,218		27,648		1,247,647
California	3,556,587	49%	1,090,594	40%	263,266	65%	4,910,447	47%
New York	2,194,173	31%	1,202,183	44%	101,887	25%	3,498,243	34%
Texas	343,271	5%	160,207	6%	6,130	2%	509,608	5%
Illinois	242,066	3%	46,294	2%	242	0%	288,602	3%
New Jersey	153,599	2%	17,535	1%	—	0%	171,134	2%
Nevada	161,095	2%	28,775	1%	23,205	6%	213,075	2%
Washington	85,784	1%	146,258	5%	—	0%	232,042	2%
Other markets	489,954	7%	32,044	1%	8,330	2%	530,328	5%
Total CREC loans	$7,226,529	100%	$2,723,890	100%	$403,060	100%	$10,353,479	100%

There were 46% and 47% of total CREC loans concentrated in California as of September 30, 2025, and December 31, 2024, respectively. Changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses.

Commercial Real Estate Loans

The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. CRE loans totaled $7.60 billion as of September 30, 2025, compared with $7.23 billion as of December 31, 2024, and accounted for 38% and 37% of total loans held-for-investment, not including loans held for sale, as of September 30, 2025, and December 31, 2024, respectively. Interest rates on CRE loans may be fixed or variable. As of September 30, 2025, 20% and 38% of our CRE portfolio were variable rate and hybrid loans in their fixed period, respectively. In comparison, as of December 31, 2024, 25% and 37% of our CRE portfolio were variable rate and hybrid loans in their fixed period, respectively. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 24% of the CRE loans as of both September 30, 2025, and December 31, 2024. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial-Multifamily Residential Loans

The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. Multifamily residential loans totaled $2.81 billion as of September 30, 2025, compared with $2.72 billion as of December 31, 2024, and accounted for 14% of total loans held-for investment, not including loans held for sale, as of September 30, 2025, and December 31, 2024. The Company offers a variety of first lien mortgages, including fixed and variable-rate loans. As of September 30, 2025, 24% and 38% of our multifamily residential loan portfolio were variable rate and hybrid loans in their fixed period, respectively. In comparison, as of December 31, 2024, 18% and 41% of our multifamily residential loan portfolio were variable rate and hybrid loans in their fixed period, respectively.

Commercial-Construction and Land Loans

Construction and land loans provide financing for diversified projects by real estate property type. Construction and land loans totaled $425.6 million as of September 30, 2025, compared with $403.1 million as of December 31, 2024, and accounted for 2% of total loans held-for-investment, not including loans held for sale, as of September 30, 2025, and December 31, 2024. Construction loan exposure was made up of $356.2 million in outstanding loans, plus $242.6 million in unfunded commitments as of September 30, 2025, compared with $319.6 million in outstanding loans, plus $186.5 million in unfunded commitments as of December 31, 2024. Land loans totaled $69.4 million as of September 30, 2025, compared with $83.4 million as of December 31, 2024.

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

The allowance for loan losses was $186.6 million and the allowance for off-balance sheet unfunded credit commitments was $9.9 million at September 30, 2025, which represented the amount estimated by management to be appropriate to absorb expected credit losses inherent in the loan portfolio, including unfunded credit commitments. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $196.5 million at September 30, 2025, compared to $171.4 million at December 31, 2024. The allowance for credit losses represented 0.98% of period-end gross loans and 118.56% of non-performing loans at September 30, 2025. The comparable ratios were 0.88% of period-end gross loans and 98.98% of non-performing loans at December 31, 2024.

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

In calculating our allowance for credit losses in the third quarter of 2025, changes to the qualitative reserves, as well as an increase in individually evaluated reserves accounted for the increased allowance. Our methodology and framework along with the 8-quarter reasonable and supportable forecast period and the 4-quarter reversion period have remained consistent since the implementation of CECL. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.

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

Under the Company’s CECL methodology, nine portfolio segments with similar risk characteristics are evaluated for expected loss. Six portfolios are modeled using econometric models and three smaller portfolios are evaluated using a simplified loss-rate method that calculates lifetime expected credit losses for the respective pools (simplified approach). The six portfolios subject to econometric modeling include residential mortgages; commercial and industrial loans (“C&I”); construction loans; commercial real estate (“CRE”) for multifamily loans; CRE for owner-occupied loans; and other CRE loans. We estimate the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables, (GDP, unemployment, CRE prices and residential mortgage prices) to historical credit performance for each of the six loan portfolios from the fourth quarter of 2007 through the fourth quarter of 2024. Loss given default rates are computed based on the charge-offs recognized and then applied to the expected exposure at default of defaulted loans starting with the fourth quarter of 2007 through the third quarter of 2025. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The amounts so calculated comprise the quantitative portion of the allowance for credit losses.

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

Our allowance for credit losses is sensitive to a number of inputs, including macroeconomic forecast assumptions and credit rating migrations during the period. Our macroeconomic forecasts used in determining the September 30, 2025, allowance for credit losses consisted of three scenarios as provided by a reputable third-party economic forecaster.  This quarter the scenario weighting remains the same as the macroeconomic forecasts continue to project marginally strong growth while still capturing several of the challenges facing the economy. The baseline scenario reflects modest ongoing GDP growth in spite of a slight rise in the unemployment rate, starting from 4.4% in the fourth quarter of 2025, peaking at 4.8% in the fourth quarter of 2026, and decreasing back down to 4.7% by the end of the R&S period. The upside scenario assumes the impacts of tariffs and deportations on the economy are less than expected and reflects higher GDP growth and lower unemployment rates with the stronger economy resulting in inflation and interest rates a bit higher than in the baseline scenario. The downside scenario assumes the impacts of tariffs, deportations and political tensions on the economy are worse than expected and contemplates a recession as rising inflation prompts the Federal Reserve to raise the fed funds rate during the fourth quarter of 2025. This results in negative GDP growth for three quarters peaking at 4.0% in the second quarter of 2026, rising unemployment that peaks at 8.4% in the fourth quarter of 2026, a decline in CRE prices of 20.4% and a decline in residential home prices of 10.4% during the forecast period.

Keeping all other factors constant, we estimate that if we had applied 100% weighting to the downside scenario, the allowance for credit losses as of September 30, 2025, would have been approximately $106.2 million higher. This estimate is intended to reflect the sensitivity of the allowance for credit losses to changes in our scenario weights and is not intended to be indicative of future changes in the allowance for credit losses.

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

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ In thousands)
Allowance for loan losses
Balance at beginning of period	$173,531	$153,403	$161,765	$154,562
Provision for expected credit losses on loans	28,762	14,532	55,246	22,511
Charge-offs:
Commercial loans	(16,173)	(2,666)	(27,634)	(12,862)
Real estate loans (1)	(314)	(1,805)	(4,227)	(2,059)
Installment and other loans	—	(7)	—	(7)
Total charge-offs	(16,487)	(4,478)	(31,861)	(14,928)
Recoveries:
Commercial loans	547	88	1,012	1,026
Construction loans	5	—	6	—
Real estate loans (1)	289	187	479	561
Installment and other loans	—	1	—	1
Total recoveries	841	276	1,497	1,588
Balance at the end of period	$186,647	$163,733	$186,647	$163,733

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$9,892	$9,574	$9,676	$9,053
(Reversal)/provision for expected credit losses on unfunded credit commitments	(31)	(32)	185	$489
Balance at the end of period	$9,861	$9,542	$9,861	$9,542

Average loans outstanding during the period	$19,951,853	$19,455,521	$19,593,553	$19,464,496
Total gross loans outstanding, excluding loans held for sale, at period-end	$20,104,716	$19,373,593	$20,104,716	$19,373,593
Total non-performing loans, at period-end	$165,742	$169,765	$165,742	$169,765
Ratio of net charge-offs to average loans outstanding during the period(2)	0.31%	0.09%	0.21%	0.09%
Provision for expected credit losses to average loans outstanding during the period(2)	0.57%	0.30%	0.38%	0.16%
Allowance for credit losses to non-performing loans, at period-end	118.56%	102.07%	118.56%	102.07%
Allowance for credit losses to gross loans, excluding loans held for sale, at period-end	0.98%	0.89%	0.98%	0.89%
(1) Real estate loans include commercial real estate loans, residential mortgage loans, and equity lines.
(2) Annualized.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	September 30, 2025		December 31, 2024
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	($ In thousands)
Type of Loan:
Commercial loans	$39,071	16.4%	$57,796	16.2%
Construction loans	6,405	1.6	8,185	1.8
Commercial real estate loans	117,798	52.2	79,597	51.0
Residential mortgage loans and equity lines	23,361	29.8	16,181	31.0
Installment and other loans	12	0.0	6	0.0
Total loans	$186,647	100%	$161,765	100%

The allowance allocated to commercial loans decreased $18.7 million, or 32.4%, to $39.1 million at September 30, 2025, from $57.8 million at December 31, 2024.  The decrease was mainly due to charge-offs of $27.6 million which were partially offset by provisions of $7.9 million.

The allowance allocated to construction loans decreased $1.8 million, or 22.0% to $6.4 million at September 30, 2025, from $8.2 million at December 31, 2024.

The allowance allocated to commercial real estate loans increased $38.2 million, or 48.0%, to $117.8 million at September 30, 2025, from $79.6 million at December 31, 2024. The increase is due primarily to an increase in commercial real estate loans and non-performing loans and a special $9.1 million reserve for two movie theatre loans acquired through our acquisition of Far East National Bank.

The allowance allocated for residential mortgage loans and equity lines increased $7.2 million, or 44.4% to $23.4 million at September 30, 2025, compared to $16.2 million at December 31, 2024. The increase was due primarily to an increase in residential real estate loans and use of a longer duration for residential mortgage loans for the allowance calculation at September 30, 2025.

Deposits

Total deposits were $20.52 billion as of September 30, 2025, an increase of $835.0 million, or 4.2% from $19.69 billion as of December 31, 2024.

The Company calculates its uninsured deposits based on the methodologies and assumptions used for regulatory reporting. Total uninsured deposits were $9.96 billion as of September 30, 2025, increasing approximately $525.5 million, from $9.43 billion as of December 31, 2024. Excluding $856.4 million in collateralized deposits, the uninsured and uncollateralized deposits of $9.10 billion was 44.4% of total deposits as of September 30, 2025. Our unused borrowing capacity from the Federal Home Loan Bank as of September 30, 2025, was $7.50 billion and unpledged securities at September 30, 2025, was $1.62 billion. These sources of available liquidity, including cash and short-term investments, were more than 100% of uninsured and uncollateralized deposits as of September 30, 2025.

The following table sets forth the deposit mix as of the dates indicated:

	September 30, 2025		December 31, 2024
	Amount	Percentage	Amount	Percentage
	($ In thousands)
Deposits
Non-interest-bearing demand deposits	$3,574,567	17.4%	$3,284,342	16.7%
NOW deposits	2,226,182	10.9	2,205,695	11.2
Money market deposits	3,586,301	17.5	3,372,773	17.1
Savings deposits	1,424,243	6.9	1,252,788	6.4
Time deposits	9,709,856	47.3	9,570,601	48.6
Total deposits	$20,521,149	100.0%	$19,686,199	100.0%

The following table sets forth the maturity distribution of time deposits as of September 30, 2025:

	As of September 30, 2025
	Time Deposits -under $250,000	Time Deposits -$250,000 and over	Total Time Deposits
	($ In thousands)
Three months or less	$1,095,739	$2,350,156	$3,445,895
Over three to six months	1,862,440	2,010,971	3,873,411
Over six to twelve months	943,035	1,424,795	2,367,830
Over twelve months	14,418	8,302	22,720
Total	$3,915,632	$5,794,224	$9,709,856

Percent of total deposits	19.1%	28.2%	47.3%

FDIC Special Assessment and Uninsured Deposits

In November 2023, the FDIC approved a final rule that would impose a special deposit insurance assessment on banks in order to recover losses that the FDIC's Deposit Insurance Fund ("DIF") has incurred in the receiverships of failed institutions. Under the final rule, the FDIC would impose the special assessment for eight quarterly assessment periods beginning with the first quarter of 2024 assessment period, subject to adjustment if the total amount collected is insufficient to cover the DIF's cost. As of December 31, 2024, the total loss estimate to the DIF was $22.0 billion of which $19.1 billion is attributable to the protection of uninsured depositors and will be recovered through the special assessment.  The quarterly special assessment will be collected at a quarterly rate of 3.36 basis points (0.0336%) of a bank's estimated uninsured deposits that exceeded $5 billion as of December 31, 2022. Given the update to the loss estimates and the increase in the aggregate special assessment base resulting from amendments to the reported amount of estimated uninsured deposits, the FDIC currently projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate. Based on updated information received from the FDIC about the estimated losses for the failed institutions, the Company has recognized $12.9 million cumulatively related to the special assessment as of September 30, 2025. Depending on future adjustments to the DIF's estimated loss, the FDIC has retained the ability to cease collection early, extend the special assessment collection period, or impose a one-time final shortfall assessment.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of September 30, 2025. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts:

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	($ In thousands)
Contractual obligations:
Deposits with stated maturity dates	$9,687,136	$22,641	$66	$13	$9,709,856
Advances from the Federal Home Loan Bank	190,000	—	—	—	190,000
Other borrowings	—	—	—	17,628	17,628
Long-term debt	—	—	—	119,136	119,136
Operating leases	10,721	16,007	7,219	2,246	36,193
Total contractual obligations and other commitments	$9,887,857	$38,648	$7,285	$139,023	$10,072,813

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

Capital Resources

Total equity was $2.90 billion as of September 30, 2025, an increase of $56.6 million, from $2.85 billion as of December 31, 2024, primarily due to net income of $224.6 million, other comprehensive income of $25.9 million, stock-based compensation of $4.7 million, proceeds from dividend reinvestment of $2.0 million, and stock issued to directors of $1.0 million, offset by, purchase of treasury stock of $127.9 million, common stock cash dividends of $70.9 million, and shares withheld related to net share settlement of RSUs of $2.8 million.

The following table summarizes changes in total equity for the nine months ended September 30, 2025:

Nine Months Ended
September 30, 2025
($ In thousands)
Net income	$224,607
Proceeds from shares issued through the Dividend Reinvestment Plan	1,970
Shares withheld related to net share settlement of RSUs	(2,758)
Purchase of treasury stock	(127,923)
Stocks issued to directors	1,020
Stock-based compensation	4,690
Cash dividends paid to common stockholders	(70,944)
Restricted stock units vested	1
Other comprehensive income	25,909
Net increase in total equity	$56,572

Capital Adequacy Review

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The following tables set forth actual and required capital ratios as of September 30, 2025, and December 31, 2024, for Bancorp and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2024 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	($ In thousands)
September 30, 2025

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,564,145	13.17	$1,362,406	7.00	$1,265,091	6.50
Cathay Bank	2,650,169	13.62	1,361,613	7.00	1,264,355	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,564,145	13.17	1,654,350	8.50	1,557,035	8.00
Cathay Bank	2,650,169	13.62	1,653,387	8.50	1,556,129	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,876,153	14.78	2,043,608	10.50	1,946,294	10.00
Cathay Bank	2,846,677	14.63	2,042,419	10.50	1,945,161	10.00

Leverage Ratio
Cathay General Bancorp	2,564,145	10.90	940,584	4.00	1,175,730	5.00
Cathay Bank	2,650,169	11.28	939,957	4.00	1,174,946	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	($ In thousands)
December 31, 2024

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,521,240	13.54	$1,303,177	7.00	$1,210,093	6.50
Cathay Bank	2,574,047	13.84	1,302,198	7.00	1,209,184	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,521,240	13.54	1,582,429	8.50	1,489,345	8.00
Cathay Bank	2,574,047	13.84	1,581,240	8.50	1,488,226	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,808,181	15.08	1,954,765	10.50	1,861,681	10.00
Cathay Bank	2,745,488	14.76	1,953,297	10.50	1,860,283	10.00

Leverage Ratio
Cathay General Bancorp	2,521,240	10.96	920,018	4.00	1,150,023	5.00
Cathay Bank	2,574,047	11.20	919,148	4.00	1,148,935	5.00

As of September 30, 2025, capital levels at Bancorp and the Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of September 30, 2025, at Bancorp and the Bank exceed the minimum levels necessary to be considered “well capitalized.”

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

The Company declared a cash dividend of $0.34 per share on 68,363,418 shares outstanding on August 15, 2025, for distribution to holders of our common stock on September 8, 2025. The Company paid total cash dividends of $23.2 million in the third quarter of 2025.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and client credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of September 30, 2025, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 14.1% compared to 14.4% as of December 31, 2024.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At September 30, 2025, the Bank had an approved credit line with the FHLB of San Francisco totaling $8.30 billion. Total advances from the FHLB of San Francisco were $190.0 million and standby letters of credit issued by the FHLB on the Company’s behalf were $949.0 million as of September 30, 2025. These borrowings bear fixed rates and are secured by the Bank’s loans. See Note 10 to the Consolidated Financial Statements. At September 30, 2025, the Bank pledged $1.63 billion of its commercial loans and $1.5 million of securities to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $1.48 billion from the Federal Reserve Bank Discount Window at September 30, 2025.

Liquidity can also be provided through the sale of liquid assets, which may consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At September 30, 2025, investment securities totaled $1.64 billion, with $19.5 million pledged as collateral for borrowings and other commitments. The remaining balance was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 99.8% of our time deposits mature within one year or less as of September 30, 2025. Management anticipates that these deposits will reprice lower as a result of the expected decreases in the target Fed funds rate expected in 2025. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. As of September 30, 2025, management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $175.0 million and $156.0 million during the third quarter of 2025 and 2024, respectively.

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

We have established a tolerance level in our policy to define and limit net interest income volatility to a change of plus or minus 20% when the hypothetical rate change is plus or minus 200 basis points, respectively. When the net interest rate simulation projects that our tolerance level will be met, or exceeded, we seek corrective action after considering, among other things, market conditions, client reaction, and the estimated impact on profitability. The Company’s simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level in our policy to limit the loss in the net economic value of our portfolio of assets and liabilities to 15% when the hypothetical rate change is plus or minus 200 basis points.

The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of September 30, 2025:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	12.0	-9.2
+100	6.1	-4.2
-100	-0.3	4.1
-200	-1.2	6.1

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

There has not been any change in our internal control over financial reporting that occurred during the third quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(July 1, 2025 - July 31, 2025)	250,000	$46.49	250,000	$102,816,300
(August 1, 2025 - August 31, 2025)	730,000	$46.57	730,000	$68,823,650
(September 1, 2025 - September 30, 2025)	90,000	$49.73	90,000	$64,347,566
Total	1,070,000	$46.81	1,070,000	$64,347,566

For a discussion of limitations on the payment of dividends, see “Dividend Policy” and “Liquidity” under Part I—Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.         DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.         MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.         OTHER INFORMATION.

During the quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined under Item 408(a) of Regulation S-K.

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

Date: November 7, 2025
/s/ Chang M. Liu
Chang M. Liu
President and Chief Executive Officer

Date: November 7, 2025
/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and
Chief Financial Officer