Form 10-K
period 2025-12-31
CATHAY GENERAL BANCORP
filed 2026-03-02
CIK 861842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025) was $ 3,002,701,770. This value is estimated solely for the purposes of this cover page. The market value of shares held by registrant’s directors, executive officers, and Employee Stock Ownership Plan have been excluded because they may be considered to be affiliates of the registrant.

As of February 13, 2025, the registrant had outstanding 66,957,659 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement relating to registrant’s 2026 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2025, are incorporated by reference in this Form 10-K in response to Part III, Items 10 through 14 of this Form 10-K.

Auditor Name: KPMG LLP	Auditor Location: Los Angeles, California	Auditor Firm ID: 185

CATHAY GENERAL BANCORP

2025 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1.         Business

Business of Bancorp

Overview

Cathay General Bancorp (the “Bancorp” on a parent-only basis, and the “Company,” “we,” “us” or “our” on a consolidated basis) is a corporation that was organized in 1990 under the laws of the State of Delaware. The Bancorp is the holding company of Cathay Bank, a California state-chartered commercial bank (“Cathay Bank” or the “Bank”), and twelve limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner. The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities.

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

At December 31, 2025, we had $24.23 billion in total consolidated assets, $19.94 billion in net loans, $20.89 billion in deposits, and $2.93 billion in shareholders’ equity.

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

The Bank’s head office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. As of December 31, 2025, the Bank has branch offices in Southern California (24 branches), Northern California (17 branches), New York (9 branches), Washington (four branches), Illinois (two branches), Texas (two branches), Maryland (one branch), Massachusetts (one branch), Nevada (one branch), New Jersey (one branch), and Hong Kong (one branch) and a representative office in Beijing, Shanghai, and Taipei. Deposit accounts at the Hong Kong branch are not insured by the FDIC. Current activities of the Beijing, Shanghai, and Taipei representative offices are limited to coordinating the transportation of documents to the Bank’s head office and performing liaison services.

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

Through its Cathay Wealth Management business unit, the Bank offers clients a range of investment products and services, such as stocks, bonds, mutual funds, insurance, annuities, and advisory services.  As of December 31, 2025, all securities and insurance products provided by Cathay Wealth Management are offered by, and all financial consultants are registered with, Cetera Investment Services LLC, a registered securities broker/dealer and licensed insurance agency and member of the Financial Industry Regulatory Authority and Security Investor Protection Corporation. Cetera Investment Services LLC and Cathay Bank are independent entities. The securities and insurance products offered by Cetera Investment Services LLC are not insured by the FDIC.

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

Deposits

The Bank offers a variety of deposit products to meet its clients’ needs. As of December 31, 2025, the Bank offered savings accounts, checking accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, and public funds deposits. These products are priced generally to promote growth of deposits in a safe and sound manner.

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

Subsidiaries of Cathay Bank

Cathay Holdings LLC (“CHLLC”) was incorporated in December 2007. The purpose of this subsidiary is to hold other real estate owned that was transferred from the Bank. As of December 31, 2025, CHLLC no longer owned properties.

Competition

We face substantial competition for deposits, loans and other banking services, as well as for acquisition opportunities from the numerous banks and financial institutions that operate in our market areas. We also compete for loans and deposits, as well as other banking services, such as payment services, with savings and loan associations, savings banks, brokerage houses, insurance companies, mortgage companies, credit unions, credit card companies and other financial and non-financial institutions and entities.

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

As of December 31, 2025, Cathay Bank employed approximately 1,268 regular full-time equivalent employees, of whom 1,229 were located in the United States and 39 were located in China, Hong Kong and Taiwan. Of the total number of employees, 774 are banking officers. None of the employees are represented by a union.

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

As of December 31, 2025, 78% of our employees are of Asian descent, 14% are members of non-Asian minority groups, and 8% are Caucasian. At the manager-level, 73% are of Asian descent, 14% are members of non-Asian minority groups, and 13% are Caucasian. 54% of our management-level positions are held by women, and 63% of our employees are women. Our 12 member Board of Directors consists of 10 members of minority racial/ethnic group descent and 42% of the Board seats are held by women.

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

Employee Health and Wellness

Cathay Bank manages organizational and personal health to gain insight into employees’ experiences, levels of workplace satisfaction, and feelings of engagement with the Bank. We have in place a Cathay Well-Being program since 2014, that encourages employees to stay active by enriching their wellbeing experiences through participation in a variety of fun and easy healthy habits and challenges with an added incentive to qualify for additional discounts on their medical premiums. As of December 31, 2025, we have 55% of our employees participating in the Well-Being program.

Executive Officers of the Registrant

The table below sets forth the names, ages, and positions at the Bancorp and the Bank of all executive officers of the Company as of February 27, 2026.

Name	Age	Present Position and Principal Occupation During the Past Five Years

Dunson K. Cheng	81

Executive Chairman of the Boards of Directors of the Bancorp and the Bank since October 2016; Director of the Bancorp since 1990; Director of the Bank since 1982; Chairman of the Boards of Directors of the Bancorp and the Bank from 1994 to September 2016; President of the Bank from 1985 to March 2015; President and Chief Executive Officer of the Bancorp from 1990 to September 2016.

Chang M. Liu	59

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

Heng W. Chen (1)	73	Executive Vice President, Chief Financial Officer, and Treasurer of the Bancorp since 2003; Executive Vice President of the Bank since 2003; Chief Financial Officer of the Bank since 2004.

Diana G. Deen	63

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

Albert Sun	71	Executive Vice President and Chief Credit Officer of the Bank since January 2024; Executive Vice President, Special Advisor to the Office of the President from September 2023 to December 2023; Chief Credit Officer of Piermont Bank from 2022 to 2023: Chief Credit Officer of Grasshopper Bank from 2017 to 2021; and Chief Credit Officer of East West Bank from 2015 to 2017.

Thomas M. Lo	64	Executive Vice President and Chief Administrative Officer of Cathay Bank since September 2023; Executive Vice President and Director of Commercial and International Banking of Cathay Bank from 2018 to 2023; Senior Vice President, Deputy Director of International and Business Banking and Deputy to Head of International and Commercial Banking of East West Bank from 2010 to 2018; and Executive Vice President and Group Manager in Orange County of Preferred Bank from 2007 to 2010.

May K. Chan	48

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

   (1) On January 23, 2026, the Company announced the retirement of Heng W. Chen, effective March 1, 2026. Albert J. Wang will succeed him as Chief Financial Officer of the Company and Cathay Bank and Treasurer of the Company. Mr. Chen will remain as a Special Advisor to the Office of the President for Cathay Bank through December 31,2026 but will no longer be a designated executive officer of the Company.

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

●

Compliance with the Community Reinvestment Act. The CRA requires that banks help meet the credit needs in their communities, including the availability of credit to low and moderate income individuals. If the Bank fails to adequately serve its communities, restrictions may be imposed, including denials of applications for branches, for adding subsidiaries or affiliate companies, for engaging in new activities or for the merger with or purchase of other financial institutions. In its last reported examination by the FDIC in August 2025, the Bank received a CRA rating of “Satisfactory.”

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

At December 31, 2025, (i) the Bancorp’s and the Bank’s common equity Tier 1 capital ratios were 13.27% and 13.73%, respectively; (ii) their total risk-based capital ratios were 14.93% and 14.79% respectively; (iii) their Tier 1 risk-based capital ratios were, 13.27% and 13.73% respectively; and (iv) their leverage capital ratios were, respectively, 10.91% and 11.28% respectively all of which exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes.

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

As of December 31, 2025, the Bancorp and the Bank met all requirements to be considered well-capitalized under the Basel III Capital Rules.

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

 The current leadership of the CFPB has indicated intentions to rescind or revise many regulations, as well as to narrow its enforcement and supervision. We cannot currently predict the nature and timing of future developments that may potentially impact CFPB rules, proposals, enforcement and supervision.

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

In 2023, the FDIC Board of Directors approved a final rule to implement a special assessment to recover the loss to the Deposit Insurance Fund (DIF) associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The Federal Deposit Insurance Act (FDI Act) requires the FDIC to take this action in connection with the systemic risk determination announced on March 12, 2023.  See further discussion under Item 1A. Risk Factors-Operational Risks. Our deposit insurance premiums could increase in the future, which could have a material adverse impact on future earnings and financial condition.

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

In October 2023, the federal banking agencies issued final interagency guidance, “Principles for Climate-Related Financial Risk Management for Large Financial Institutions” (the “Principles”), which was intended to provide a high-level framework for management of climate-related financial risks by banking organizations with $100 billion or more in total assets. The Principles addressed six areas—governance; policies, procedures, and limits; strategic planning; risk management; data, risk measurement, and reporting; and scenario analysis—and described how climate-related financial risks could manifest across traditional risk categories, including credit, liquidity and other financial risks, and operational, legal/compliance and other nonfinancial risks. In 2025, the federal banking agencies rescinded the Principles. However, they have reaffirmed that all banking organizations, regardless of size, are expected under existing safety and soundness standards to maintain risk management practices that appropriately address all material risks in their operating environment, which may include climate-related financial risks.

In addition, states such as California are taking similar actions on climate-related financial risks. California has enacted two statutes — Senate Bill 253, the Climate Corporate Data Accountability Act (“CCDAA”), and Senate Bill 261, the Climate-Related Financial Risk Act (“CRFRA”) — that will require certain companies doing business in the state to disclose greenhouse gas (“GHG”) emissions and climate-related financial risk information. SB 253 requires the California Air Resources Board (“CARB”) to develop and adopt regulations mandating annual disclosure of Scope 1, Scope 2, and Scope 3 GHG emissions, with certain emissions data subject to third-party assurance, though the final regulations have not yet been adopted. Under SB 253, disclosure of Scope 1 and Scope 2 emissions will begin in 2026 for the 2025 reporting year, and disclosure of Scope 3 emissions will begin in 2027 for the 2026 reporting year. SB 253 applies to public and private companies with total annual revenues exceeding $1 billion that do business in California. SB 261 requires covered companies with total annual revenues exceeding $500 million to prepare and post on their websites biennial disclosures describing climate-related financial risks and the measures they have adopted to reduce and adapt to such risks. The Ninth Circuit Court of Appeals has granted a stay of enforcement of the January 1, 2026 filing deadline for SB 261 pending the outcome of an appeal, and the timing and scope of SB 261’s requirements may be further affected by ongoing litigation and future regulatory or legislative developments. SB 253 is also the subject of ongoing legal challenges. The Company is subject to both of these laws, as currently enacted, and expects to incur compliance, maintenance and remediation costs to conform to such requirements if they are upheld.

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

Securities and Corporate Governance

The Bancorp is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Global Select Market, the Company is subject to NASDAQ listing standards for listed companies. The Bancorp is also subject to the Sarbanes-Oxley Act of 2002, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other matters, required executive certification of financial presentations, corporate governance requirements for board and its audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow stockholders and investors to more easily and efficiently monitor the performance of companies and their directors. Under the Sarbanes-Oxley Act, management and the Bancorp’s independent registered public accounting firm are required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2025. These assessments are included in Part II — Item 9A — “Controls and Procedures.”

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

In addition, the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting certain incentive-based payment arrangements. These regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in various forms, but the regulations have not been finalized. It cannot be predicted whether, or in what form, any such proposed compensation rules may be enacted.

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

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”) was signed into law. The Tax Reform Act included a number of provisions that impact us, including the following:

●

Tax Rate. The Tax Reform Act replaces the corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% tax rate for 2018. The Tax Reform Act expired at the end of 2025 and certain tax provisions were made permanent under the One Big Beautiful Bill Act. See the OBBBA discussion below.

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

One Big Beautiful Bill Act (“OBBBA”)

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, introducing significant tax changes. Among other things, the new law makes permanent certain expiring business tax provisions of the Tax Cuts and Jobs Act (“TCJA”). These include provisions which allow businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets and the cost of qualified domestic research and development. The OBBBA also imposes a floor on tax deductions taken on charitable contributions. These items did not have a significant impact on our financial statements, though some minor operational changes were necessary to support new information reporting requirements. The OBBBA also significantly changes U.S. tax law related to foreign operations and certain tax credits; however, such changes will not have a significant impact on us.

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

Our financial performance generally, as well as the ability of borrowers to make loan payments, the value of the collateral securing those loans, and the demand for loans and our other products and services, are highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. Unfavorable or uncertain economic and market conditions, some of which are present in the current macroeconomic environment, have in the past and may in the future lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for our products and services. Based on a review of the appropriateness of the allowance for loan losses at December 31, 2025, in light of current economic conditions, we recorded a provision for credit losses of $72.6 million in the year ended December 31, 2025. If the economic forecast or other factors worsen relative to the assumptions we utilized, our allowance for loan losses will increase accordingly in future periods.

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

At December 31, 2025, our allowance for loan losses totaled $195.9 million and we had net charge-offs of $35.7 million for 2025. Although economic conditions in the real estate market in portions of Los Angeles, San Diego, Riverside, and San Bernardino counties and the Central Valley of California where many of our commercial real estate and construction loan clients are based, have continued to improve, the economic recovery in these areas of California is uneven and in some areas rather slow, with relatively high and persistent unemployment, and economic growth appears to have slowed. However, a declining interest rate environment may positively affect real estate sales and the refinancing of existing real estate loans. As of December 31, 2025, we had approximately $10.90 billion in commercial real estate and construction loans. Any deterioration in the real estate market generally and in the commercial real estate and residential building segments in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income, and capital. In addition, a change in accounting standards could result in a significant change in how we recognize credit losses as further disclosed in the risk factor below entitled, “Our financial results could be adversely affected by changes in accounting standards or tax laws and regulations.”

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

We seek to minimize the adverse effects of changes in interest rates by structuring our asset-liability composition to obtain the maximum spread. We use interest rate sensitivity analysis and a simulation model to assist us in estimating the optimal asset-liability composition. However, such management tools have inherent limitations that impair their effectiveness. Moreover, the long-term effects of the Federal Reserve’s unprecedented quantitative easing and tapering off are unknown. In December 2025, the Federal Reserve released projections whereby the projected target range for the federal funds rate would decrease by the end of 2026 and continue to decrease in 2027.  There can be no such assurance that any such decreases in the federal funds rate will occur or that we will be successful in minimizing the adverse effects of changes in interest rates.

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

In addition, the risks inherent in construction lending may adversely affect our results of operations. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing (including shortages in labor and raw materials and supplies); market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risk because they have no operating history. In these loans, loan funds are advanced upon the security of the project under construction (which is of uncertain value prior to completion of construction) and the estimated operating cash flow to be generated by the completed project. There is no assurance that such properties will be sold or leased so as to generate the cash flow anticipated by the borrower. A general decline in real estate sales and prices across the United States or locally in the relevant real estate market, a decline in demand for residential real estate, economic weakness, high rates of unemployment, and reduced availability of mortgage credit, are some of the factors that can adversely affect the borrowers’ ability to repay their obligations to us and the value of our security interest in collateral, and thereby adversely affect our results of operations and financial results.

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

●

As of September 30, 2025, the FDIC estimates that 141 insured depository institutions (“IDI’s”) belonging to 110 banking organizations are subject to the special assessment. No banking organizations with total assets under $5 billion will pay a special assessment, based on data for the December 31, 2022, reporting period.

●

The FDIC initial estimates of the total cost of the failures of Silicon Valley Bank and Signature Bank, were approximately $16.3 billion and was attributable to the protection of uninsured depositors. The FDIC has subsequently updated its estimate of the DIF's losses that are recoverable through the special assessment, which as of September 2025 totaled $16.7 billion. Based on the initial estimate of the special assessment we accrued $11.3 million and subsequently increased our accrual by a net additional $0.4 million for the FDIC's latest adjustments to estimated losses.  These loss estimates continue to be periodically adjusted as assets are sold, liabilities are satisfied, and receivership expenses are incurred.

●

In December 2025, based upon the first six quarterly collections of the special assessment and anticipated collections for the seventh quarterly special assessment, the FDIC issued an interim final rule to amend the collection of the special assessment to reduce the eighth quarterly assessment rate from 3.36 basis points to 2.97 basis points. Because the cumulative amount collected through the initial eight quarter special assessment period is projected to equal the FDIC’s loss estimate, the additional two quarter extend assessment period was removed.  The interim final rule also requires the FDIC to provide an offset to regular quarterly deposit insurance assessments for institutions subject to the special assessment if the aggregate amount collected exceeds estimated losses following the resolution of pending litigation, and again following the termination of the receiverships. As provided for in the special assessment rule, if losses at the termination of the receiverships exceed the amount collected, the FDIC will implement a one-time final shortfall special assessment to ensure the full amount of actual losses is recovered as required by law.

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

Competition for qualified employees and personnel in the banking industry is intense and we believe there are a limited number of qualified persons with knowledge of, and experience in, the communities that we serve. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, client service, administrative, marketing, and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives and certain other employees, including, but not limited to, our Executive Chairman of the Board, Dunson K. Cheng, and our Chief Executive Officer, Chang M. Liu. Our current Chief Financial Officer, Heng W. Chen, will retire effective March 1, 2026, and at the time, Albert J. Wang will assume the role of Chief Financial Officer.

Our compensation practices are subject to review and oversight, and may be subject to limitations, by the FDIC, the DFPI, the Federal Reserve and other regulators. Such limitations may or may not affect our competitors and could further affect our ability to attract and retain our executive officers and other key personnel. Although the Federal Reserve, other federal banking agencies and the SEC jointly have published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more of assets, such as the Bancorp and the Bank, such proposed rules have not been adopted. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to successfully compete with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees. If this were to occur, our business, financial condition and results of operations could be adversely affected, perhaps materially.

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

 Governments have become increasingly focused on the effects of climate change and related environmental issues, and various policymakers with jurisdiction over us have adopted, or are considering adopting, climate-related policies or regulations which may require us to incur increased costs. While the SEC proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, such rules are not expected to be implemented in their current form. However, the SEC may seek to enact new rules related to environmental issues in the future. In the absence of an SEC rule requiring such disclosures, certain states may be more likely to implement legislation at the state-level requiring climate and other environmental disclosure. For instance, the California legislature passed legislation requiring that certain entities doing business in California with revenues exceeding $1 billion report their direct and indirect greenhouse gas emissions. The legislation authorizes regulations which could administer penalties against reporting entities for non-compliance. This legislation and similar legislation that may be introduced in future may require us to incur various and significant costs to comply. Various banking regulators, including the FDIC and the New York Department of Financial Services, have also proposed guidelines for climate-related risk management. While guidance from the FDIC is aimed at financial institutions with over $100 billion in consolidated assets, there is no guarantee that we will not be subject to additional regulation regarding climate-related risk management in future.  The Federal Reserve Board, for example, may incorporate climate-related risks into its supervisory stress tests

In addition, consumers and businesses also may change their behavior on their own as a result of their concerns over the long-term impacts of climate change. We and our clients will need to respond to new laws and regulations as well as client and business preferences resulting from climate change concerns. We and our clients may face cost increases, asset value reductions (including the possibility of stranded assets), operating process changes, and the like. The impact on our loan relationships and other clients will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities and the impact of rising sea levels and other effects of climate change. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some clients or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior. It is possible as well that changes in climate and related environmental risks, perceptions of them, and governmental responses to them may occur more rapidly than we are able to adapt without disrupting our business and impairing our financial results. In addition, the impact of heightened environmental regulation upon our clients could impact our existing loan portfolio as well as asset value and our clients’ operating costs, which could adversely affect our business.

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

Not applicable.

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

We rely on a series of processes to identify threats, hazards, and other risks to our assets. In addition to regular risk assessments, we rely on independent assessments, audits, and cybersecurity feeds from vendors, including directly into patch and vulnerability management tools. Our processes and practices are reviewed by regulators, and independent reviews of information security and cybersecurity practices and processes carried out by professional services organizations retained by us against industry requirements, such as the Federal Financial Institutions Examination Council (FFIEC) Information Technology Examination Handbooks, and the FFIEC Cybersecurity Assessment Tool. These frameworks also provide guidance that we leverage for overseeing and identifying cybersecurity threats associated with the use of third-party service providers. The Bank also retains third-party experts to conduct intrusion and penetration testing on an annual basis.

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

The CISO provides periodic reports to the executive risk management committee and the board-level risk committees of the Company and the Bank, as well as the cross-functional management steering committee that oversees the information security and information technology programs. These reports address key cybersecurity topics, including the implementation and operation of preventative controls and the detection, mitigation and remediation of cybersecurity incidents. Our CISO also provides reports to our Chief Risk Officer and other members of our senior management, as appropriate. The Chief Risk Officer and the board-level risk committees of the Company and the Bank report to the full board of directors on key cybersecurity risk management topics, as appropriate. Our CISO holds the following professional certifications: Cybersecurity Certificate course at the University of California, Irvine, Certified Technology Business Management Executive Certification, and Society of Information Management – Regional Leadership Foundation Certification. Additionally, he is a U.S. Army veteran and has more than 25 years of experience in information security, technology leadership, and enterprise risk management across highly regulated industries. He has held senior security and technology leadership roles, including CISO positions, where he led large‑scale security transformations, modernized control environments, and embedded risk‑based governance into enterprise operations.

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

Cathay Bank

The Bank maintains its headquarters office in the Chinatown area of Los Angeles, California. It also maintains certain administrative offices at its Corporate Center located at 9650 Flair Drive, El Monte, California 91731, and a building located at 4128 Temple City Boulevard, Rosemead. The Bank owns the buildings and land in all three of these locations.

In addition, the Bank owns 15 of its active branch offices as well as two former branch offices. The other branch offices of the Bank, as well as certain representative offices and loan production offices, are leased by the Bank under leases with expiration dates ranging from January 2025 to December 2029, exclusive of renewal options. As of December 31, 2025, the Bank’s investment in premises and equipment totaled $87.6 million, net of accumulated depreciation. See Note 6 and Note 14 to the Consolidated Financial Statements.

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

Item 4.         Mine Safety Disclosures

Not Applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Bancorp’s common stock is listed on the NASDAQ Global Select Market under the symbol “CATY.” As of February 13, 2026, Bancorp had outstanding approximately 66,957,659 shares of common stock with approximately 1,386 holders of record. Bancorp believes, however, that the actual number of beneficial holders of its common stock may be substantially greater than the stated number of holders of record because a substantial portion of the common stock is held in street name by brokers or other custodians.

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

Performance Graph

The graph and accompanying information furnished below shows the cumulative total shareholder return over a five-year period through December 31, 2025, assuming an investment of $100 was made and that all dividends were reinvested, in each of our common stock, the Standard & Poor’s (S&P) 500 Index, and the S&P U.S. BMI Banks–Western Region Index. The S&P U.S. BMI Banks–Western Region Index is a market-weighted index comprised of publicly traded banks and bank holding companies (including the Company) most of which are based in California and the remainder of which are based in eight other western states, including Oregon, Washington, and Nevada. We will furnish, without charge, on the written request of any person who is a stockholder of record as of the record date for the 2026 annual meeting of stockholders, a list of the companies included in the S&P U.S. BMI Banks–Western Region Index. Requests for this information should be addressed to May Chan, Corporate Secretary, Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012.

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

		Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Cathay General Bancorp	100.00	137.74	134.84	153.03	168.85	176.69
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
S&P U.S. BMI Banks - Western Region Index	100.00	154.19	119.66	118.94	165.38	213.10

Source: S&P Global Market Intelligence © 2026

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

Issuer Purchases of Equity Securities

On June 4, 2025, the Company announced a new stock repurchase program to buy back up to $150.0 million of the Company's common stock. The previous $125.0 million shares repurchase program announced on May 28, 2024, was completed on February 28, 2025, with the repurchase of a total of 2,905,487 shares at an average cost of $43.02. Through December 31, 2025, the Company repurchased 2,973,982 common shares for a total of $137.5 million, at an average cost of $46.24 per share under the June 2025 buyback program.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	250,000	$46.54	250,000	$52,712,697.28
November 1, 2025 - November 30, 2025	722,803	$46.91	722,803	$18,804,150.00
December 1, 2025 - December 31, 2025	127,000	$49.68	127,000	$12,494,156.25
Total	1,099,803	$47.15	1,099,803	$12,494,156.25

Item 6.         Reserved

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion is intended to provide information to facilitate the understanding and assessment of the consolidated financial condition and results of operations of the Bancorp and its subsidiaries for the year ended December 31,2025, as compared to 2024. It should be read in conjunction with this Annual Report and the audited Consolidated Financial Statements and Notes appearing elsewhere in this Annual Report. For discussion and analysis of the Company’s 2024 results, as compared to 2023, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 28, 2025. The following discussion and analysis of our financial condition and results of operations contains forward-looking statements. These statements are based on current expectations and assumptions, which are subject to risks and uncertainties. See “Forward-Looking Statements” and “Risk Factors Summary.” Actual results could differ materially because of various factors, including but not limited to those discussed in “Risk Factors,” under Part I, Item 1A of this Annual Report.

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

The allowance for loan losses was $195.9 million and the allowance for off-balance sheet unfunded credit commitments was $12.4 million at December 31, 2025, which represented the amount believed by management to be appropriate to absorb lifetime credit losses in the loan portfolio, including unfunded credit commitments. The allowance for loan losses represented 0.97% of period-end gross loans and 172.82% of non-performing loans at December 31, 2025. The comparable ratios were 0.83% of period-end gross loans and 93.39% of non-performing loans at December 31, 2024.

The allowance for credit losses is discussed in more detail in “Risk Elements of the Loan Portfolio — Allowance for Credit Losses” below. Management has reviewed the foregoing critical accounting policies and related disclosures with the Audit Committee of the Company’s Board of Directors.

Results of Operations

Overview

For the year ended December 31, 2025, we reported net income of $315.1 million, or $4.54 per diluted share, compared to net income of $286.0 million, or $3.95 per diluted share, in 2024, and net income of $354.1 million, or $4.86 per diluted share, in 2023. The $29.1 million increase in net income from 2024 to 2025 was primarily the result of an increase in net interest income and non interest income and a decrease in non interest expense, offset by an increase in provision for credit losses. The return on average assets in 2025 was 1.33%, compared to 1.22% in 2024, and to 1.56% in 2023. The return on average stockholders’ equity was 10.87% in 2025, compared to 10.18% in 2024, and to 13.56% in 2023.

Highlights

●	Total average assets increased $252.2 million to $23.62 billion in 2025.
●	Total loans, excluding loans held for sale, increased $771.2 million, or 4.0%, to $20.15 billion in 2025.
●	Total deposits increased $1.21 billion, or 6.1%, to $20.89 billion in 2025.

Net income available to common stockholders and key financial performance ratios are presented below for the three years indicated:

	Year Ended December 31,
	2025	2024	2023
	($ In thousands, except per share and ratio data)
Net income	$315,124	$285,979	$354,124
Basic earnings per common share	$4.55	$3.97	$4.88
Diluted earnings per common share	$4.54	$3.95	$4.86
Return on average assets	1.33%	1.22%	1.56%
Return on average stockholders' equity	10.87%	10.18%	13.56%
Total average assets	$23,620,665	$23,368,433	$22,705,192
Total average equity	$2,899,907	$2,809,621	$2,610,582
Efficiency ratio	43.41%	51.35%	46.97%
Effective income tax rate	19.24%	9.94%	12.25%

Net Interest Income

Comparison of 2025 with 2024

Net interest income increased $68.4 million, or 10.1%, from $674.1 million in 2024 to $742.5 million in 2025.  The increase in net interest income was due primarily to the decrease in interest expense from time deposits partially offset by a decrease in interest income from loans.

Average loans for 2025 were $19.72 billion, a $287.8 million, or a 1.5% increase from $19.43 billion in 2024.  Compared with 2024, average commercial real estate loans increased $418.0 million, or 4.2%, average residential mortgage loans decreased $68.7 million, or 1.2%, average construction loans decreased $29.1 million, or 8.2%, and average commercial loans decreased $25.2 million, or 0.8%. Average investment securities were $1.59 billion in 2025, a decrease of $28.8 million, or 1.8%, from 2024. Average interest-bearing cash on deposits with financial institutions increased $63.4 million, or 5.8%, to $1.16 billion in 2025 from $1.10 billion in 2024.

Average interest-bearing deposits were $16.78 billion in 2025, an increase of $253.7 million, or 1.5%, from $16.53 billion in 2024, primarily due to an increase of $352.4 million, or 11.1% in money market, $242.0 million, or 21.0%, in savings accounts, and $6.4 million, or 0.3%, in interest bearing demand deposits offset by a decreases of $347.1 million, or 3.5%, in time deposits.

Interest income decreased $25.7 million, or 1.9%, from $1.33 billion in 2024 to $1.31 billion in 2025 primarily due to decreases in loan rates:

●

Changes in volume: Average interest-earning assets increased $321.0 million, or 1.4%, to $22.49 billion in 2025, compared with average interest-earning assets of $22.17 billion in 2024. Average loans increased $287.8 million and average interest-bearing deposits with other financial institutions increased $63.4 million in 2025. Offsetting the above increases was a decrease in average investment securities of $28.8 million. The changes in volume contributed to an interest income increase of $19.8 million.

●

Changes in rate: The average yield of interest-bearing assets decreased to 5.80% in 2025 from 6.02% in 2024. The decrease in rate on loans resulted in a decrease of $28.5 million in interest income, the decrease in rate on investment securities resulted in a decrease of $6.3 million in interest income, and the decrease in deposits with other bank resulted in a decrease of $10.7 million in interest income. The changes in rate contributed to an interest income decrease of $45.6 million.

●

Change in the mix of interest-earning assets: Average gross loans, which generally have a higher yield than other types of investments, comprised 87.7% of total average interest-earning assets for both 2025, and 2024. Average investment securities comprised 7.1% of total average interest-bearing assets in 2025, which represented a small decrease from 7.3% in 2024.

Interest expense decreased by $94.1 million, or 14.2%, to $566.8 million in 2025, compared with $660.9 million in 2024. The overall decrease in interest expense was primarily due to decreases in rates on interest bearing deposits, and rate decreases in other borrowings and long term debt as discussed below:

●

Changes in volume: Average interest-bearing deposits increased $253.7 million, or 1.5%, and average FHLB advances and other borrowings decreased $143.8 million, or 45.63%. The changes in volume caused a decrease in interest expense of $5.5 million.

●

Changes in rate: The average costs of interest-bearing deposits, and FHLB advances decreased to 3.29% and 4.03% in 2025 from 3.85%, and 5.24% in 2024, respectively. The changes in rate caused interest expense to decrease by $88.6 million.

●

Change in the mix of interest-bearing liabilities: Average interest-bearing deposits of $16.78 billion increased to 98.3% of total interest-bearing liabilities in 2025 compared to 97.4% in 2024. Average other borrowings of $171.3 million decreased to 1.0% of total interest-bearing liabilities. Average long-term debt of $119.1 million is 0.7% of total interest-bearing liabilities in both 2025 and 2024.

Net interest margin, defined as net interest income to average interest-earning assets, was 3.30% in 2025 compared to 3.04% in 2024.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities in 2025, 2024 and 2023. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
			Average			Average			Average
	2025	Interest	Yield/	2024	Interest	Yield/	2023	Interest	Yield/
	Average	Income/	Rate	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	(1)(2)	Balance	Expense	(1)(2)	Balance	Expense	(1)(2)
	($ In thousands)
Interest-earning assets:
Total loans (1)	$19,722,436	$1,206,547	6.12%	$19,434,614	$1,217,166	6.26%	$18,763,271	$1,130,242	6.02%
Taxable investment securities	1,592,700	51,964	3.26%	1,621,477	59,307	3.66%	1,558,877	51,717	3.32%
Federal Home Loan Bank stock	17,250	1,508	8.74%	18,681	1,684	9.02%	18,620	1,349	7.24%
Interest-bearing deposits	1,161,842	49,241	4.24%	1,098,488	56,818	5.17%	1,141,720	58,914	5.16%
Total interest-earning assets	$22,494,228	$1,309,260	5.80%	$22,173,260	$1,334,975	6.02%	$21,482,488	$1,242,222	5.78%
Non-interest earning assets:
Cash and due from banks	$163,019			$168,265			$196,819
Other non-earning assets	1,150,778			1,193,677			1,184,318
Total non-interest earning assets	$1,313,797			$1,361,942			$1,381,137
Less: Allowance for loan losses	(173,955)			(155,612)			(150,110)
Deferred loan fees	(13,405)			(11,157)			(8,323)
Total assets	$23,620,665			$23,368,433			$22,705,192

Interest-bearing liabilities:
Interest-bearing demand deposits	$2,193,139	$36,493	1.66%	$2,186,726	$44,899	2.05%	$2,388,080	$40,952	1.71%
Money market deposits	3,518,747	118,192	3.36%	3,166,318	115,428	3.65%	3,164,739	86,097	2.72%
Savings deposits	1,393,380	22,933	1.65%	1,151,427	17,448	1.52%	1,070,405	8,916	0.83%
Time deposits	9,675,753	374,232	3.87%	10,022,826	458,490	4.57%	8,849,293	331,997	3.75%
Total interest-bearing deposits	$16,781,019	$551,850	3.29%	$16,527,297	$636,265	3.85%	$15,472,517	$467,962	3.02%

Other borrowings	171,309	6,902	4.03%	315,086	16,526	5.24%	505,218	26,034	5.15%
Long-term debt	119,136	8,048	6.76%	119,136	8,129	6.82%	119,136	6,480	5.44%
Total interest-bearing liabilities	$17,071,464	$566,800	3.32%	$16,961,519	$660,920	3.90%	$16,096,871	$500,476	3.11%
Non-interest bearing liabilities:
Demand deposits	3,376,699			3,283,586			3,705,788
Other liabilities	272,595			313,707			291,951
Today equity	2,899,907			2,809,621			2,610,582
Total liabilities and equity	$23,620,665			$23,368,433			$22,705,192

Net interest spread			2.48%			2.12%			2.67%
Net interest income		$742,460			$674,055			$741,746
Net interest margin			3.30%			3.04%			3.45%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	2025 - 2024			2024 - 2023
	Increase/(Decrease) in			Increase/(Decrease) in
	Net Interest Income Due to:			Net Interest Income Due to:
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
	($ In thousands)
Interest-earning assets
Loans	$17,863	$(28,482)	$(10,619)	$41,201	$45,723	$86,924
Investment securities	(1,036)	(6,307)	(7,343)	2,137	5,453	7,590
Federal Home loan Bank stock	(126)	(50)	(176)	4	331	335
Deposits with other banks	3,134	(10,711)	(7,577)	(2,236)	140	(2,096)
Total changes in interest income	19,835	(45,550)	(25,715)	41,106	51,647	92,753

Interest-Bearing Liabilities
Interest-bearing demand deposits	131	(8,537)	(8,406)	(3,657)	7,604	3,947
Money market deposits	12,256	(9,492)	2,764	43	29,288	29,331
Savings deposits	3,890	1,595	5,485	722	7,810	8,532
Time deposits	(15,428)	(68,830)	(84,258)	47,666	78,827	126,493
Other borrowings	(6,382)	(3,242)	(9,624)	(9,964)	456	(9,508)
Long-term debt	—	(81)	(81)	—	1,649	1,649
Total changes in interest expense	(5,533)	(88,587)	(94,120)	34,810	125,634	160,444

Change in net interest income	$25,368	$43,037	$68,405	$6,296	$(73,987)	$(67,691)

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for Credit Losses

The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance for loan losses and an allowance for off-balance sheet unfunded credit commitments that management believes to be sufficient to absorb credit losses inherent in the Bank’s loan portfolio and credit commitments. The Bank recorded a provision for credit losses of $72.6 million in 2025 compared with a provision for credit losses of $37.5 million in 2024, and a provision for credit losses of $26.0 million in 2023. Net charge-offs for 2025 were $35.7 million, or 0.18% of average loans, compared to net charge-offs of $29.7 million for 2024, or 0.15% of average loans, and net charge-offs of $17.6 million for 2023, or 0.09% of average loans.

Non-interest Income

Non-interest income increased $19.8 million, or 35.5%, to $75.4 million for 2025, from $55.7 million in 2024, compared to $68.3 million in 2023. Non-interest income includes depository service fees, letters of credit commissions, net gains (losses) from equity securities, securities gains (losses), gains (losses) from loan sales, gains from sale of premises and equipment, and other sources of fee income. These other fee-based services include wire transfer fees, safe deposit fees, fees on loan-related activities, fee income from our Wealth Management division, and foreign exchange fees.

Comparison of 2025 with 2024

The increase in non-interest income from 2024 to 2025 was primarily due to a $14.9 million increase in unrealized gain on equity securities, $2.8 million in gain on interest rate swaps, $1.2 million in gain on sale of loans, and $1.1 million increase in letters of credit commissions, offset, in part, by a $1.1 million decrease in securities gains.

Non-interest Expense

Non-interest expense includes expenses related to salaries and benefits of employees, occupancy expenses, marketing expenses, computer and equipment expenses, amortization of core deposit intangibles, amortization of investment is affordable housing and alternative energy partnerships, and other operating expenses.

Comparison of 2025 with 2024

Non-interest expense totaled $355.1 million in 2025 compared to $374.7 million in 2024. The decrease of $19.6 million, or 5.2%, in non-interest expense in 2025 compared to 2024 was primarily due to a combination of the following:

●	Salaries and employee benefits increased $10.1 million, or 6.0%.
●	Computer/equipment increased $3.1 million, or 15.4%.
●	Professional Services increased $0.7 million, or 2.3%.
●	Amortization of investments in affordable housing and alternative energy partnerships decreased $29.0 million, or 40.0%.
●	FDIC and State assessments decreased $2.9 million, or 20.3%.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, decreased to 43.41% in 2025 compared to 51.35% in 2024 due primarily to higher net interest income and non-interest income and lower non-interest expense as explained above.

Income Tax Expense

Income tax expense was $75.1 million in 2025, compared to $31.6 million in 2024, and $49.5 million in 2023.  The effective tax rate was 19.2% for 2025, 9.9% for 2024, and 12.3% for 2023. The effective tax rate includes the impact of low-income housing and alternative energy investments.

Our tax returns are open for audits by the Internal Revenue Service back to 2021 and by the California Franchise Tax Board back to 2020. From time to time, there may be differences of opinion with respect to the tax treatment accorded transactions.  When, and if, such differences occur, and the related tax effects become probable and estimable, such amounts will be recognized.

Financial Condition

Total assets were $24.23 billion at December 31, 2025, an increase of $1.17 billion, or 5.1%, from $23.05 billion at December 31, 2024, primarily due to an increase of $732.7 million in net loans, an increase of $395.7 million in short-term investments and interest-bearing deposits, an increase of $111.1 million in investment securities and offset by a decrease of $62.4 million in other assets.

Investment Securities

Investment securities were $1.66 billion and represented 6.8% of total assets at December 31, 2025, compared with $1.55 billion and 6.7% of total assets at December 31, 2024.  The following table summarizes the carrying value of our portfolio of securities for each of the past two years:

	As of December 31,
	2025	2024
	($ In thousands)

Securities AFS:
U.S. treasury securities	$828,193	$621,462
U.S. government agency entities	5,822	9,149
U.S. government sponsored entities	25,011	—
Mortgage-backed securities	629,437	684,016
Collateralized mortgage obligations	22,748	24,556
Corporate debt securities	147,012	207,945
Total	$1,658,223	$1,547,128

Equity Securities
Mutual funds	8,691	5,532
Preferred stock of government sponsored entities	9,364	7,287
Other equity securities	33,831	21,610
Total	$51,886	$34,429

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

The tables below show the related fair value and the gross unrealized losses of the Company’s investment portfolio, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2025, and December 31, 2024:

	As of December 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Losses	Value	Losses	Value	Losses
	($ In thousands)

Securities AFS
U.S. government agency entities	$834	$1	$3,585	$117	$4,419	$118
Mortgage-backed securities	207	—	600,658	75,324	600,865	75,324
Collateralized mortgage obligations	—	—	22,747	1,706	22,747	1,706
Corporate debt securities	—	—	76,912	1,222	76,912	1,222
Total	$1,041	$1	$703,902	$78,369	$704,943	$78,370

	As of December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Losses	Value	Losses	Value	Losses
	($ In thousands)

Securities AFS
U.S. government agency entities	$4,199	$8	$2,108	$119	$6,307	$127
Mortgage-backed securities	29,955	959	653,236	112,237	683,191	113,196
Collateralized mortgage obligations	—	—	24,556	3,191	24,556	3,191
Corporate debt securities	24,900	100	127,744	5,431	152,644	5,531
Total	$59,054	$1,067	$807,644	$120,978	$866,698	$122,045

The scheduled maturities and taxable-equivalent yields by security type are presented in the following table:

Securities Portfolio Maturity Distribution and Yield Analysis:

	As of December 31, 2025
		After One	After Five
	One Year	Year to	Years to	Over Ten
	or Less	Five Years	Ten Years	Years	Total
	($ In thousands)
Maturity Distribution:
Securities AFS:
U.S. treasury securities	$828,193	$—	$—	$—	$828,193
U.S. government agency entities	—	5,079	—	743	5,822
U.S. government sponsored entities	25,011	—	—	—	25,011
Mortgage-backed securities (1)	15	29,266	57,772	542,384	629,437
Collateralized mortgage obligations (1)	—	—	—	22,748	22,748
Corporate debt securities	113,865	33,147	—	—	147,012
Total	$967,084	$67,492	$57,772	$565,875	$1,658,223

Weighted-Average Yield:
Securities AFS:
U.S. treasury securities	3.93%	—%	—%	—%	3.93%
U.S. government agency entities	—	4.24	—	5.73	4.43
U.S. government sponsored entities	4.11	—	—	—	4.11
Mortgage-backed securities (1)	2.25	2.34	2.63	2.46	2.47
Collateralized mortgage obligations (1)	—	—	—	3.24	3.24
Corporate debt securities	2.20	5.43	—	—	2.93
Total	3.73%	4.00%	2.63%	2.49%	3.28%

(1) Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.

Equity Securities

The Company owns equity securities directly or through limited partnerships that hold equity securities. For the year ended December 31, 2025, the Company recognized a net unrealized gain of $7.4 million due to the increase in fair value of equity investments, compared to a net unrealized loss of $7.5 million in 2024. Equity securities were $51.9 million as of December 31, 2025, compared to $34.4 million as of December 31, 2024. The net unrealized gains recognized for the year ended December 31, 2025, included our share of earnings from an equity method investment in a private investment fund. While this investment has not had a material impact on our historical results, the fund holds concentrated positions in certain private entities. We anticipate that a potential liquidity event or a significant third-party valuation adjustment related to these underlying holdings could have a significant impact on our future financial condition or results of operations. However, the timing and certainty of any such event are outside of our control.

Loans

Loans represented 89.6% of average interest-earning assets during 2025, compared with 87.4% during 2024. Gross loans increased by $771.2 million, or 4.0%, to $20.15 billion at December 31, 2025, compared with $19.38 billion at December 31, 2024. The increase in gross loans was primarily attributable to the following:

●	Total residential mortgage loans increased by $143.0 million, or 2.5%, to $5.83 billion at December 31, 2025, compared to $5.69 billion at December 31, 2024.

●

Commercial real estate loans increased $530.9 million, or 5.3%, to $10.56 billion at December 31, 2025, compared to $10.03 billion at December 31, 2024. Total commercial real estate loans accounted for 52.4% of gross loans at December 31, 2025, compared to 51.8% at December 31, 2024. Commercial real estate loans consist primarily of commercial retail properties, shopping centers, owner-occupied industrial facilities, office buildings, multiple-unit apartments, hotels, and multi-tenanted industrial properties, and are typically secured by first deeds of trust on such commercial properties.

●

Commercial loans increased $86.6 million, or 2.8%, to $3.18 billion at December 31, 2025, compared to $3.10 billion at December 31, 2024. Commercial loans consist primarily of short-term loans (typically with a maturity of one year or less) to support general business purposes, or to provide working capital to businesses in the form of lines of credit, trade-finance loans, loans for commercial purposes secured by cash, and SBA loans.

●	Real estate construction loans increased $18.0 million, or 5.6%, to $337.6 million at December 31, 2025, compared to $319.6 million at December 31, 2024.

Our lending relates predominantly to activities in the states of California, New York, Texas, Washington, Massachusetts, Illinois, New Jersey, Maryland, and Nevada. We also lend to domestic clients who are engaged in international trade. Loans outstanding in our branch in Hong Kong were $322.3 million as of December 31, 2025, compared to $343.3 million as of December 31, 2024.

The classification of loans by type and amount outstanding as of December 31 for each of the past five years is presented below:

	Loan Type and Mix

	As of December 31,
	2025	2024	2023	2022	2021
	($ In thousands)

Commercial loans	$3,184,556	$3,098,004	$3,305,048	$3,318,778	$2,982,399
Residential mortgage loans and equity lines	6,058,538	5,919,092	6,084,666	5,577,500	4,601,493
Commercial real estate loans	10,564,744	10,033,830	9,729,581	8,793,685	8,143,272
Construction loans	337,550	319,649	422,647	559,372	611,031
Installment and other loans	1,814	5,380	6,198	4,689	4,284
Gross loans	20,147,202	19,375,955	19,548,140	18,254,024	16,342,479

Less:
Allowance for loan losses	(195,911)	(161,765)	(154,562)	(146,485)	(136,157)
Unamortized deferred loan fees	(14,903)	(10,541)	(10,720)	(6,641)	(4,321)
Total loans, net	$19,936,388	$19,203,649	$19,382,858	$18,100,898	$16,202,001
Loans held for sale	$—	$—	$—	$—	$—

The loan maturities in the table below are based on contractual maturities as of December 31, 2025. As is customary in the banking industry, loans that meet underwriting criteria can be renewed by mutual agreement between us and the borrower. Because we are unable to estimate the extent to which our borrowers will renew their loans, the table is based on contractual maturities. As a result, the data shown below should not be viewed as an indication of future cash flows.

Contractual Maturity of Loan Portfolio

	As of December 31, 2025
	Within One Year	One to Five Years	Over Five Years	Total
	($ In thousands)
Commercial loans
Floating rate	$2,189,733	$407,868	$134,184	$2,731,785
Fixed rate	312,428	98,608	41,735	452,771
Residential mortgage loans and equity lines
Floating rate	476	40,633	4,140,660	4,181,769
Fixed rate	2,725	31,869	1,842,175	1,876,769
Commercial real estate loans
Floating rate	1,259,949	4,288,593	2,875,861	8,424,403
Fixed rate	264,366	1,075,150	800,825	2,140,341
Construction loans
Floating rate	219,577	54,922	—	274,499
Fixed rate	48,956	14,095	—	63,051
Installment and other loans
Floating rate	1,175	—	1	1,176
Fixed rate	582	—	56	638
Gross loans	$4,299,967	$6,011,738	$9,835,497	$20,147,202
Floating rate (1)	3,670,910	4,792,016	7,150,706	15,613,632
Fixed rate	629,057	1,219,722	2,684,791	4,533,570
Gross loans	$4,299,967	$6,011,738	$9,835,497	$20,147,202
Allowance for loan losses				(195,911)
Unamortized deferred loan fees				(14,903)
Total loans, net				$19,936,388
(1) Floating rate loans may include hybrid loans in their fixed period.

Deposits

The Bank's primary funding sources are client deposits, supplemented by advances from the Federal Home Loan Bank (“FHLB”) and other borrowings. The Bank’s deposits are generally obtained from the Bank’s geographic market area. The Bank utilizes traditional marketing methods to attract new clients and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Although the vast majority of the Bank’s deposits are retail in nature, the Bank does engage in certain wholesale activities, primarily accepting deposits generated by brokers. The Bank considers wholesale deposits to be an alternative borrowing source rather than a client relationship and, as such, their levels are determined by management’s decisions as to the most economic funding sources. Brokered-deposits totaled $1.59 billion, or 7.6%, of total deposits, at December 31, 2025, compared to $1.06 billion, or 5.4%, at December 31, 2024.

The Bank’s total deposits increased $1.21 billion, or 6.1%, to $20.89 billion at December 31, 2025, from $19.69 billion at December 31, 2024, primarily due to an increase of  $427.7 million, or 12.7% in money market deposits, $248.1 million, or 19.8% in saving deposits, $221.3 million, or 6.7% in non-interest bearing deposit, $164.4 million, or 7.5% in NOW deposits, and $146.6 million, or 1.5%, in time deposits.

The following table displays the deposit mix balances as of the end of the past three years:

	Deposit Mix

	Year Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
	($ In thousands)
Deposits
Non-interest-bearing demand deposits	$3,505,606	16.8%	$3,284,342	16.7%	$3,529,018	18.3%
NOW deposits	2,370,047	11.3	2,205,695	11.2	2,370,685	12.3
Money market deposits	3,800,471	18.2	3,372,773	17.1	3,049,754	15.8
Savings deposits	1,500,890	7.2	1,252,788	6.4	1,039,203	5.4
Time deposits	9,717,153	46.5	9,570,601	48.6	9,336,787	48.3
Total deposits	$20,894,167	100.0%	$19,686,199	100.0%	$19,325,447	100.0%

Average total deposits increased $346.8 million, or 1.8%, to $20.16 billion in 2025, compared with average total deposits of $19.81 billion in 2024.

The following table displays average deposits and rates for the past five years:

	Average Deposits and Average Rates

	Year Ended December 31,
	2025		2024		2023		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	($ In thousands)
Deposits
Non-interest-bearing demand deposits	$3,376,699	—%	$3,283,586	—%	$3,705,788	—%	$4,386,526	—%	$3,751,626	—%
NOW deposits	2,193,139	1.66	2,186,726	2.05	2,388,080	1.71	2,471,256	0.33	2,047,177	0.11
Money market deposits	3,518,747	3.36	3,166,318	3.65	3,164,739	2.72	4,902,357	0.81	4,034,246	0.45
Savings deposits	1,393,380	1.65	1,151,427	1.52	1,070,405	0.83	1,118,967	0.08	897,663	0.09
Time deposits	9,675,753	3.87	10,022,826	4.57	8,849,293	3.75	5,398,808	1.04	5,979,191	0.68
Total deposits	$20,157,718	2.74%	$19,810,883	3.21%	$19,178,305	2.44%	$18,277,914	0.58%	$16,709,903	0.37%

Management considers the Bank’s time deposits of $250 thousand or more, which totaled $5.74 billion at December 31, 2025, to be generally less volatile than other wholesale funding sources primarily because approximately 90.3% of the Bank’s CDs of $250 thousand or more have been on deposit with the Bank for two years or more.  Management monitors the CDs of $250 thousand or more portfolio to help identify any changes in the deposit behavior in the market and of the Bank’s clients.  As of December 31, 2025, and 2024, the Company had $10.19 billion and $9.43 billion, respectively, of uninsured deposits outstanding.

Approximately 99.8% of the Bank’s CDs mature within one year as of December 31, 2025. The following tables display time deposits by maturity:

	Time Deposits by Maturity

	As of December 31, 2025
	Time Deposits -under $250,000	Time Deposits -$250,000 and over	Total Time Deposits
	($ In thousands)
Less than three months	$1,977,269	$2,221,027	$4,198,296
Over three to six months	1,094,361	1,744,115	2,838,476
Over six to twelve months	889,334	1,768,075	2,657,409
Over twelve months	12,656	10,316	22,972
Total	$3,973,620	$5,743,533	$9,717,153

Percent of total deposits	19.0%	27.5%	46.5%

The following table displays time deposits with a remaining term of more than one year at December 31, 2025:

Maturities of Time Deposits with a Remaining Term
of More Than One Year for Each
of the Five Years Following December 31, 2025

($ In thousands)
2027	$19,892
2028	$3,002
2029	$54
2030	$24
2031	$—

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

●

As of September 30, 2025, the FDIC estimates that 141 Insured Depository Institutions ("IDI") belonging to 110 banking organizations are subject to the special assessment. No banking organizations with total assets under $5 billion will pay a special assessment, based on data for the December 31, 2022, reporting period.

●

The FDIC initial estimates of the total cost of the failures of Silicon Valley Bank and Signature Bank, were approximately $16.3 billion and was attributable to the protection of uninsured depositors. The FDIC has subsequently updated its estimate of the DIF's losses that are recoverable through the special assessment, which as of September 2025 totaled $16.7 billion. Based on the initial estimate of the special assessment we accrued $11.3 million and subsequently increased our accrual by a net additional $0.4 million for the FDIC's latest adjustments to estimated losses.  These loss estimates continue to be periodically adjusted as assets are sold, liabilities are satisfied, and receivership expenses are incurred.

●

In December 2025, based upon the first six quarterly collections of the special assessment and anticipated collections for the seventh quarterly special assessment, the FDIC issued an interim final rule to amend the collection of the special assessment to reduce the eighth quarterly assessment rate from 3.36 basis points to 2.97 basis points. Because the cumulative amount collected through the initial eight quarter special assessment period is projected to equal the FDIC’s loss estimate, the additional two quarter extend assessment period was removed.  The interim final rule also requires the FDIC to provide an offset to regular quarterly deposit insurance assessments for institutions subject to the special assessment if the aggregate amount collected exceeds estimated losses following the resolution of pending litigation, and again following the termination of the receiverships. As provided for in the special assessment rule, if losses at the termination of the receiverships exceed the amount collected, the FDIC will implement a one-time final shortfall special assessment to ensure the full amount of actual losses is recovered as required by law.

Each institution should account for the special assessment in accordance with U.S. generally accepted accounting principles (GAAP). In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 450, Contingencies (FASB ASC Topic 450), an estimated loss from a loss contingency shall be accrued by a charge to income if information indicates that it is probable that a liability has been incurred and the amount of loss is reasonably estimable. Therefore, an institution will recognize in the Call Report and other financial statements the accrual of a liability and estimated loss (i.e., expense) from a loss contingency for the special assessment when the institution determines that the conditions for accrual under GAAP have been met. Each institution should account for any shortfall special assessment in accordance with FASB ASC Topic 450 when the conditions for accrual under GAAP have been met.  As a result, the Company has recognized $11.7 million cumulatively related to the special assessment as of December 31, 2025.

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

As of December 31, 2025, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 6.76%, compared to $119.1 million with a weighted average rate of 7.75% as of December 31, 2024. The Junior Subordinated Notes have a stated maturity term of 30 years and qualify as Total Capital for these periods.

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

Capital Resources

Capital Adequacy

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements. The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At December 31, 2025, the Company’s Tier 1 risk-based capital ratio of 13.27%, total risk-based capital ratio of 14.93%, and Tier 1 leverage capital ratio of 10.91%, calculated under the Basel III Capital Rules, continue to place the Company in the “well capitalized” category for regulatory purposes, which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%. At December 31, 2024, the Company’s Tier 1 risk-based capital ratio was 13.54%, total risk-based capital ratio was 15.08%, and Tier 1 leverage capital ratio was 10.96%.

A table displaying the Bancorp’s and the Bank’s capital and leverage ratios at December 31, 2025, and 2024, is included in Note 22 to the Consolidated Financial Statements.

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. We increased the common stock dividend from $0.24 per share in the fourth quarter of 2017, to $0.31 per share in the fourth quarter of 2018, to $0.34 per share in the fourth quarter of 2021. On February 13, 2026, the Company declared a cash dividend of $0.38 per share for the first quarter of 2026 to common shareholders of record on February26, 2026. The amount of future dividends will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors. The terms of our Junior Subordinated Notes also limit our ability to pay dividends. If we are not current in our payment of dividends on our Junior Subordinated Notes, we may not pay dividends on our common stock.

Substantially all of the revenues of the Company available for payment of dividends derive from amounts paid to it by the Bank. The Bank paid dividends to the Bancorp totaling $250.0 million during 2025, $216.0 million during 2024, and $134.0 million during 2023.

The Federal Reserve Board issued Federal Reserve Supervision and Regulation Letter SR-09-4 that states that bank holding companies are expected to inform and consult with the Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid.

Under California State banking law, the Bank may not without regulatory approval pay a cash dividend which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2025, was restricted to approximately $376.9 million. For additional information on statutory and regulatory limitations on the ability of Bancorp to pay dividends to its shareholders and on the Bank to pay dividends to Bancorp, see “Item 1. Business-Regulation and Supervision — Dividends.”

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

Total non-performing portfolio assets decreased $52.6 million, or 26.8%, to $143.7 million at December 31, 2025, compared to $196.3 million at December 31, 2024, primarily due to a decrease of $56.8 million in total non-accrual loans and $3.1 million in loans 90 days or more past due, offset by increase of $7.3 million in other real estate owned.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets decreased to 0.71% at December 31, 2025, from 1.01% at December 31, 2024. The non-performing portfolio loan, excluding loans held for sale, coverage ratio, defined as the allowance for credit losses to non-performing loans, excluding loans held for sale, increased to 183.79% at December 31, 2025, from 98.98% at December 31, 2024. The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	As of December 31,
	2025	2024	2023	2022	2021
	($ In thousands)
Accruing loans past due 90 days or more	$1,000	$4,050	$7,157	$11,580	$1,439
Non-accrual loans	112,363	169,161	66,681	68,854	65,846
Total non-performing loans	113,363	173,211	73,838	80,434	67,285
Other real estate owned	30,336	23,071	19,441	4,067	4,368
Total non-performing assets	$143,699	$196,282	$93,279	$84,501	$71,653

Accruing modifications to borrowers experiencing financial difficulties	$78,148	$—	$—	$—	$—
Accruing troubled debt restructurings (TDRs) (1)	$—	$—	$—	$15,145	$12,837
Non-accrual TDRs (included in non-accrual loans)	$—	$—	$—	$6,348	$8,175
Non-accrual loans held for sale	$—	$—	$—	$—	$—
Non-performing assets as a percentage of gross loans and OREO at year-end	0.71%	1.01%	0.48%	0.46%	0.44%
Allowance for credit losses as a percentage of gross loans	1.03%	0.88%	0.84%	0.85%	0.88%
Allowance for credit losses as a percentage of non-performing loans	183.79%	98.98%	221.58%	192.97%	212.91%

(1) On January 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting guidance for TDRs and enhanced the disclosure requirements for certain loan modifications when a borrower is experiencing financial difficulty. For a description of the Company’s accounting policies related to the accounting and reporting of TDRs, for which certain comparative period information is presented, refer to Note 1: Summary of Significant Accounting Policies.

The effect of non-accrual loans on interest income for the past five years is presented below:

	Year Ended December 31,
	2025	2024	2023	2022	2021
	($ In thousands)
Non-accrual Loans
Contractual interest due	$12,233	$15,275	$6,270	$4,620	$4,032
Interest recognized	5	197	321	435	1,074
Net interest foregone	$12,228	$15,078	$5,949	$4,185	$2,958

As of December 31, 2025, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

Non-accrual Loans

Total non-accrual portfolio loans were $112.4 million at December 31, 2025, decreased $56.8 million, or 33.6%, from $169.2 million at December 31, 2024. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	December 31, 2025		December 31, 2024
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	($ In thousands)
Type of Collateral
Single/multi-family residence	$57,676	$516	$52,930	$5,259
Commercial real estate	33,189	3,514	56,464	576
Personal property (UCC)	—	17,468	—	53,932
Total	$90,865	$21,498	$109,394	$59,767

(1) Real estate includes commercial real estate loans, construction loans, residential mortgage loans, equity lines and installment & other loans.

	December 31, 2025		December 31, 2024
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	($ In thousands)
Type of Business
Real estate development	$40,848	$4,873	$45,278	$5,000
Wholesale/Retail	18,662	15,812	30,415	47,080
Food/Restaurant	42	40	56	250
Import/Export	—	476	—	6,795
Other	31,313	297	33,645	642
Total	$90,865	$21,498	$109,394	$59,767

(1) Real estate includes commercial real estate loans, construction loans, residential mortgage loans, equity lines and installment & other loans.

As of December 31, 2025, recorded investment in non-accrual loans was $112.4 million compared to $169.2 million as of December 31, 2024. For non-accrual loans, the amounts previously charged off represent 14.4% of the contractual balances for non-accrual loans as of December 31, 2025. As of December 31, 2025, $90.9 million, or 80.8%, of the $112.4 million of non-accrual loans were secured by real estate compared to $109.4 million, or 64.7% of the $169.2 million of non-accrual loans that were secured by real estate as of December 31, 2024. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

The allowance for loan losses to non-performing loans was 172.82% at December 31, 2025, compared to 93.39% at December 31, 2024, primarily due to a decrease in non-accrual loans. Non-accrual loans also include those modifications to borrowers experiencing financial difficulties that do not qualify for accrual status.

The following table presents non-accrual loans and the related allowance as of December 31, 2025, and 2024:

	As of December 31, 2025
	Unpaid Principal Balance	Recorded Investment	Allowance
	($ In thousands)
With no allocated allowance:
Commercial loans	$25,154	$14,899	$—
Commercial real estate loans	58,213	39,874	—
Residential mortgage and equity lines	32,854	31,354	—
Subtotal	$116,221	$86,127	$—
With allocated allowance:
Commercial loans	$6,887	$6,599	$3,409
Commercial real estate loans	24,438	19,637	8,932
Subtotal	$31,325	$26,236	$12,341
Total non-accrual loans	$147,546	$112,363	$12,341

	As of December 31, 2024
	Unpaid Principal Balance	Recorded Investment	Allowance
	($ In thousands)
With no allocated allowance:
Commercial loans	$56,022	$53,499	$—
Commercial real estate loans	100,316	82,936	—
Residential mortgage and equity lines	19,340	18,831	—
Subtotal	$175,678	$155,266	$—
With allocated allowance:
Commercial loans	$18,769	$6,267	$1,208
Commercial real estate loans	194	193	1
Residential mortgage and equity lines	7,786	7,435	29
Subtotal	$26,749	$13,895	$1,238
Total non-accrual loans	$202,427	$169,161	$1,238

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

As of December 31, 2025, construction loans of $225.9 million were disbursed with pre-established interest reserves of $34.0 million compared to $227.9 million of such loans disbursed with pre-established interest reserves of $31.3 million at December 31, 2024.  The balance for construction loans with interest reserves which have been extended was $3.3 million with pre-established interest reserves of $95 thousand at December 31, 2025, compared to $4.2 million with pre-established interest reserves of $53 thousand at December 31, 2024.  Land loans of $15.3 million were disbursed with pre-established interest reserves of $1.3 million at December 31, 2025, compared to no land loans disbursed with pre-established interest reserves at December 31, 2024.  There were no land loans with interest reserves which have been extended at December 31, 2025, and December 31, 2024.

At December 31, 2025, and December 31, 2024, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2025, and 2024, there were no non-accrual residential loans, non-accrual non-residential construction loans and non-accrual land loans that were originated with pre-established interest reserves, respectively.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with clients located in the high-density Asian-populated areas of Southern and Northern California; New York City; New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Nevada; New Jersey; Rockville, Maryland and Las Vegas, Nevada. The Company also has loan clients in Hong Kong. The Company has no specific industry concentration, and generally our loans are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects our loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral. There are no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of December 31, 2025, or as of December 31, 2024.

The Federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution's total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 14% of total risk-based capital as of December 31, 2025, and 15% as of December 31, 2024. Total CRE loans represented 287% of total risk-based capital as of December 31, 2025, and 289% as of December 31, 2024, which were within both the Bank’s internal policy limit and supervisory criteria. See Part I — Item 1A — “Risk Factors” for a discussion of some of the factors that may affect us.

CRE and Construction Loans ("CREC")

The Company’s total CREC loan portfolio is diversified by property type with an average CREC loan size of $2.0 million and $1.9 million as of December 31, 2025, and 2024, respectively.  The following table summarizes the Company’s total CREC loans by property type as of December 31, 2025, and 2024:

	As of December 31, 2025		As of December 31, 2024
($ In thousands)	Amount	%	Amount	%
Property type:

Retail	$2,545,446	24%	$2,432,022	24%
Multifamily	2,887,642	27%	2,723,890	26%
Office	1,439,568	13%	1,449,049	14%
Warehouse	1,359,887	12%	1,248,439	12%
Industrial	692,280	6%	635,907	6%
Hospitality	360,692	3%	292,463	3%
Construction & Land	407,957	4%	403,060	4%
Other	1,208,822	11%	1,168,649	11%
Total CRE loans	$10,902,294	100%	$10,353,479	100%

The weighted-average loan-to-value (“LTV”) ratio of the total CREC loan portfolio was 49% as of December 31, 2025, and 2024. Most of our CREC loan property types had a low weighted-average LTV ratio. Approximately 86% and 85% of total CREC loans had an LTV ratio of 60% or lower as of December 31, 2025, and 2024, respectively.

The following tables provide a summary of the Company’s CREC, multifamily residential, and construction and land loans by geography as of December 31, 2025, and 2024.  The distribution of the total CREC loan portfolio reflects the Company’s geographical footprint, which is primarily concentrated in California:

	As of December 31, 2025
($ In thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$2,673,289		$981,021		$252,062		$3,906,372
Northern California	975,984		149,838		20,189		1,146,011
California	3,649,273	48%	1,130,859	39%	272,251	67%	5,052,383	46%
New York	2,373,202	31%	1,291,064	45%	102,685	25%	3,766,951	35%
Texas	388,334	5%	202,313	7%	—	0%	590,647	5%
Illinois	251,271	3%	44,961	1%	1,895	1%	298,127	3%
New Jersey	170,358	2%	19,153	1%	1,603	0%	191,114	2%
Nevada	209,928	3%	27,523	1%	5,259	1%	242,710	2%
Washington	66,130	1%	143,135	5%	15,934	4%	225,199	2%
Other markets	498,199	7%	28,634	1%	8,330	2%	535,163	5%
Total loans	$7,606,695	100%	$2,887,642	100%	$407,957	100%	$10,902,294	100%

	As of December 31, 2024
($ In thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$2,498,806		$928,376		$235,618		$3,662,800
Northern California	1,057,781		162,218		27,648		1,247,647
California	3,556,587	49%	1,090,594	40%	263,266	65%	4,910,447	47%
New York	2,194,173	31%	1,202,183	44%	101,887	25%	3,498,243	34%
Texas	343,271	5%	160,207	6%	6,130	2%	509,608	5%
Illinois	242,066	3%	46,294	2%	242	0%	288,602	3%
New Jersey	153,599	2%	17,535	1%	—	0%	171,134	2%
Nevada	161,095	2%	28,775	1%	23,205	6%	213,075	2%
Washington	85,784	1%	146,258	5%	—	0%	232,042	2%
Other markets	489,954	7%	32,044	1%	8,330	2%	530,328	5%
Total loans	$7,226,529	100%	$2,723,890	100%	$403,060	100%	$10,353,479	100%

As 46% and 47% of total CREC loans were concentrated in California as of December 31, 2025, and December 31, 2024, respectively, changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. For additional information related to the higher degree of risk from a downturn in the California real estate markets.

Commercial — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. CRE loans totaled $7.61 billion as of December 31, 2025, compared with $7.23 billion as of December 31, 2024, and accounted for 38% and 37% of total loans held-for-investment as of December 31, 2025, and 2024, respectively. Interest rates on CRE loans may be fixed, variable or hybrid. As of December 31, 2025, 21% and 40% of our CRE portfolio were variable rate and hybrid loans in their fixed period, respectively. In comparison, as of December 31, 2024, 25% and 37% of our CRE portfolio were variable rate and hybrid loans in their fixed period, respectively. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 25% and 24% of the CRE loans as of December 31, 2025, and 2024, respectively. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. Multifamily residential loans totaled $2.89 billion as of December 31, 2025, compared with $2.72 billion as of December 31, 2024, and accounted for 14% of total loans held-for investment as of December 31, 2025, and 2024. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans. As of December 31, 2025, 24% and 36% of our multifamily residential loan portfolio were variable rate and hybrid loans in their fixed period, respectively. In comparison, as of December 31, 2024, 18% and 41% of our multifamily residential loan portfolio were variable rate and hybrid loans in their fixed period, respectively.

Commercial — Construction and Land Loans. Construction and land loans provide financing for diversified projects by real estate property type. Construction and land loans totaled $408.0 million as of December 31, 2025, compared with $403.1 million as of December 31, 2024, and accounted for 2% of total loans held-for-investment as of December 31, 2025, and 2024. Construction loan exposure was made up of $337.6 million in loans outstanding, plus $235.3 million in unfunded commitments as of December 31, 2025, compared with $319.6 million in loans outstanding, plus $186.5 million in unfunded commitments as of December 31, 2024. Land loans totaled $70.4 million as of December 31, 2025, compared with $83.4 million as of December 31, 2024.

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

The allowance for loan losses was $195.9 million and the allowance for off-balance sheet unfunded credit commitments was $12.4 million at December 31, 2025, which represented the amount believed by management to be appropriate to absorb credit losses inherent in the loan portfolio, including unfunded credit commitments. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $208.4 million at December 31, 2025, compared to $171.4 million at December 31, 2024. The allowance for credit losses represented 1.03% of period-end gross loans and 183.79% of non-performing loans at December 31, 2025. The comparable ratios were 0.88% of period-end gross loans and 98.98% of non-performing loans at December 31, 2024.

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

In calculating our allowance for credit losses for the year ended 2025, an increase in Special Mention-rated loans and an increase in individually evaluated loan reserves accounted for the increased allowance. Our methodology and framework along with the 8-quarter reasonable and supportable forecast period and the 4-quarter reversion period have remained consistent since the implementation of CECL. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.

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

Under the Company’s CECL methodology, nine portfolio segments with similar risk characteristics are evaluated for expected loss. Six portfolios are modeled using econometric models and three smaller portfolios are evaluated using a simplified loss-rate method that calculates lifetime expected credit losses for the respective pools (simplified approach). The six portfolios subject to econometric modeling include residential mortgages; commercial and industrial loans (“C&I”); construction loans; commercial real estate (“CRE”) for multifamily loans; CRE for owner-occupied loans; and other CRE loans. We estimate the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables, (GDP, unemployment, CRE prices and residential mortgage prices) to historical credit performance for each of the six loan portfolios from the fourth quarter of 2007 through the fourth quarter of 2024. Loss given default rates are estimated and then applied to the expected exposure at default of defaulted loans starting with the fourth quarter of 2007 through the fourth quarter of 2025. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The amounts so calculated comprise the quantitative portion of the allowance for credit losses.

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

Our allowance for credit losses is sensitive to a number of inputs, including macroeconomic forecast assumptions and credit rating migrations during the period. Our macroeconomic forecasts used in determining the December 31, 2025, allowance for credit losses consisted of three scenarios as provided by a reputable third-party economic forecaster.  This quarter the scenario weighting remains the same from the previous quarter, with the greatest weight placed on the baseline scenario and more weight placed on the downside scenario than the upside scenario, as the macroeconomic forecasts project weak growth in the near term, avoiding recession but still capturing several of the challenges facing the economy. The baseline scenario reflects moderate GDP growth in spite of a slight rise in the unemployment rate, starting from 4.5% in the first quarter of 2026, peaking at 4.8% by the fourth quarter of 2026, and decreasing back down to 4.6% by the end of the R&S period. The upside scenario assumes the impacts of tariffs and deportations on the economy are less than expected and reflects higher GDP growth and lower unemployment rates with the stronger economy resulting in inflation and interest rates a bit higher than in the baseline scenario. The downside scenario assumes the economy falls into recession as the impacts of tariffs, deportations and political tensions are worse than expected and rising inflation prompts the Federal Reserve to lower the fed funds rate during the first quarter of 2026. This results in negative GDP growth for three quarters peaking at 3.8% in the third quarter of 2026, rising unemployment that peaks at 8.4% in the first quarter of 2027, a decline in CRE prices of 21% and a decline in residential home prices of 12.3% during the forecast period.

Keeping all other factors constant, we estimate that if we had applied 100% weighting to the downside scenario, the allowance for credit losses as of December 31, 2025, would have been approximately $97.4 million higher. This estimate is intended to reflect the sensitivity of the allowance for credit losses to changes in our scenario weights and is not intended to be indicative of future changes in the allowance for credit losses.

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

The following table sets forth the information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the past five years:

Allowance for Credit Losses

	Amount Outstanding as of December 31,
	2025	2024	2023	2022	2021
	($ In thousands)
Allowance for loan losses
Balance at beginning of year	$161,765	$154,562	$146,485	$136,157	$166,538
Impact of ASU 2016-13 adoption	—	—	—	—	(1,560)
Adjusted beginning balance	$161,765	$154,562	$146,485	$136,157	$164,978
Provision/(reversal) for credit losses	69,866	36,877	25,655	12,913	(11,210)
Charge-offs:
Commercial loans	(33,101)	(26,926)	(13,909)	(3,222)	(20,051)
Construction loans	—	—	(4,221)	—	—
Commercial real estate loans and residential mortgage loans	(4,636)	(4,531)	(5,341)	(2,152)	(3)
Installment loans and other loans	—	(15)	(15)	(116)	—
Total charge-offs	(37,737)	(31,472)	(23,486)	(5,490)	(20,054)
Recoveries:
Commercial loans	1,529	1,102	2,990	2,465	1,706
Construction loans	6	—	—	6	76
Commercial real estate loans and residential mortgage loans	482	694	2,918	432	661
Installment loans and other loans	—	2	—	2	—
Total recoveries	2,017	1,798	5,908	2,905	2,443
Balance at end of period	$195,911	$161,765	$154,562	$146,485	$136,157

Reserve for off-balance sheet credit commitments
Balance at beginning of year	$9,676	$9,053	$8,730	$7,100	$5,880
Impact of ASU 2016-13 adoption	—	—	—	—	6,018
Adjusted beginning balance	$9,676	$9,053	$8,730	$7,100	$11,898
Provision/(reversal) for credit losses	2,765	623	323	1,630	(4,798)
Balance at the end of period	$12,441	$9,676	$9,053	$8,730	$7,100

Average loans outstanding during the year (1)	$19,722,436	$19,434,614	$18,763,271	$17,631,943	$15,827,550
Ratio of net charge-offs to average loans outstanding during the year (1)	0.18%	0.15%	0.09%	0.01%	0.11%
Provision/(reversal) for credit losses to average loans outstanding during the year (1)	0.37%	0.19%	0.14%	0.07%	(0.07)%
Allowance for credit losses to non-performing portfolio loans at year-end (2)	183.79%	98.98%	221.58%	192.97%	212.91%
Allowance for credit losses to gross loans at year-end (1)	1.03%	0.88%	0.84%	0.85%	0.88%

(1) Excluding loans held for sale
(2) Excluding non-accrual loans held for sale

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	As of December 31,
	2025		2024		2023		2022		2021
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to Average		to Average		to Average		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans
	($ In thousands)
Type of Loans:
Commercial loans	$39,123	15.9%	$57,796	16.2%	$53,791	17.1%	$49,435	18.2%	$43,394	18.4%

Residential mortgage loans and equity lines	24,641	30.1	16,181	31.0	18,140	31.0	18,232	30.2	25,379	28.7

Commercial real estate loans	125,665	52.3	79,597	51.0	74,428	49.1	68,366	48.2	61,081	48.7

Construction loans	6,475	1.7	8,185	1.8	8,180	2.8	10,417	3.4	6,302	4.2

Installment and other loans	7	0	6	—	23	—	35	—	1	—
Total	$195,911	100.0%	$161,765	100.0%	$154,562	100.0%	$146,485	100.0%	$136,157	100.0%

The allowance allocated to commercial loans was $39.1 million at December 31, 2025, compared to $57.8 million at December 31, 2024.  The decrease was primarily due to a decrease in non-accrual loans.

The allowance allocated to residential mortgage loans and equity lines was $24.6 million at December 31, 2025, compared to $16.2 million at December 31, 2024. The increase was primarily due to an increase in residential mortgage loans and an increase in non-accrual loans.

The allowance allocated to commercial real estate loans was $125.7 million at December 31, 2025, compared to $79.6 million at December 31, 2024. The increase is due primarily to an increase in commercial real estate loans and an increase in reserve rates.

The allowance allocated for construction loans was $6.5 million at December 31, 2025, compared to $8.2 million at December 31, 2024. The decrease was primarily due to a decrease in average construction loans.

Please also see Part I — Item 1A — “Risk Factors” for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and client credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of December 2025, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 14.7% compared to 14.4% for December 2024.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2025, the Bank had an approved credit line with the FHLB of San Francisco totaling $8.85 billion. There were no total advances from the FHLB of San Francisco and standby letter of credits issued by FHLB on the Company’s behalf were $953.5 million as of December 31, 2025. These borrowings bear fixed rates and are secured by loans. See Note 9 to the Consolidated Financial Statements. At December 31, 2025, the Bank pledged $1.42 billion of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $1.28 billion from the Federal Reserve Bank Discount Window at December 31, 2025.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, securities available-for-sale ("AFS").  At December 31, 2025, investment securities totaled $1.66 billion, with $22.8 million pledged as collateral for borrowings and other commitments. The remaining balance was available as additional liquidity or to be pledged as collateral for additional borrowings. At December 31, 2025, $1.64 billion of unpledged treasury securities, US agency securities, U.S. agency mortgage-backed securities, or CMO based on current cost are available for pledging to the Federal Reserve Bank’s Bank Term Funding Program.

Approximately 99.8% of our time deposits mature within one year or less as of December 31, 2025.  Management anticipates that these deposits will reprice lower as a result of the decreases in the target Fed funds rate that started in late 2023. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits.  As of December 31, 2025, management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

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

We have established a tolerance level in our policy for net interest income volatility when the hypothetical change is plus or down 100 or 200 basis points or more.  When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions and the estimated impact on profitability. The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of December 31,2025:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	-3.4	-29.0
+100	-1.9	-14.9
-100	3.2	16.1
-200	5.9	32.2

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

Quantitative Information about Interest Rate Risk

The following table shows the carrying value of our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, as well as the instruments’ total fair values at December 31, 2025, and 2024. For assets, expected maturities are based on contractual maturity. For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits. We use certain assumptions to estimate fair values and expected maturities that are described in Note 16 to the Consolidated Financial Statements. Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts. Off-balance sheet financial instruments represent fair values. The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

								December 31,
	Average							2025		2024
	Interest	Expected Maturity Date at December 31,							Fair		Fair
	Rate	2026	2027	2028	2029	2030	Thereafter	Total	Value	Total	Value
	($ In thousands)
Interest-Sensitive Assets:
Mortgage-backed securities and collateralized mortgage obligations	2.50%	$15	$23	$214	$3,275	$25,753	$622,904	$652,184	$652,184	$708,572	$708,572
Other investment securities	3.79%	$967,069	$30,084	$394	$2,356	$5,392	$744	$1,006,039	$1,006,039	$838,556	$838,556
Loans	6.12%	$4,299,967	$1,358,842	$1,681,551	$1,253,319	$1,718,025	$9,835,498	$20,147,202	$20,516,176	$19,375,955	$19,500,647
Interest Sensitive Liabilities:
Other interest-bearing deposits	2.17%	$1,466,080	$568,204	$1,490,960	$555,726	$1,313,126	$2,277,312	$7,671,408	$7,671,408	$6,831,256	$6,831,256
Time deposits	3.87%	$9,694,181	$19,892	$3,002	$54	$24	$—	$9,717,153	$9,707,372	$9,570,601	$9,554,729
Advances from the Federal Home Loan Bank	0.00%	$—	$—	$—	$—	$—	$—	$—	$—	$60,000	$59,606
Other borrowings	3.43%	$—	$—	$—	$—	$—	$17,582	$17,582	$15,394	$17,740	$15,281
Long-term debt	6.76%	$—	$—	$—	$—	$—	$119,136	$119,136	$79,818	$119,136	$73,752

Off-Balance Sheet
Financial Instruments:
Commitments to extend credit		$1,720,859	$760,591	$533,673	$392,263	$279,957	$122,656	$3,809,999	$(21,357)	$3,470,296	$(18,226)
Standby letters of credit		$475,513	$3,385	$1,273	$—	$26,283	$30,291	$536,745	$(2,971)	$439,769	$(2,900)
Other letters of credit		$4,442	$—	$—	$—	$—	$—	$4,442	$(5)	$12,347	$(14)

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

There have not been any changes in the Company’s disclosure controls and procedures that occurred during its fourth fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, these controls and procedures.

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

As of December 31, 2025, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2025.

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” below.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fourth fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cathay General Bancorp:

Opinion on Internal Control Over Financial Reporting

We have audited Cathay General Bancorp and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Los Angeles, California
February 27, 2026

Item 9B.         Other Information

    During the quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined under Item 408(a) of Regulation S-K.

Item 9C.         Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

The information required by this item concerning our, directors, compliance with Section 16 of the Securities Exchange Act of 1934, the code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, and matters relating to corporate governance is incorporated herein by reference from the information set forth under the captions “Proposal One—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors and Corporate Governance” and “Code of Ethics” in our Definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders (our “Proxy Statement”).

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2025, with respect to compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)]
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	$—	2,770,049
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	$—	2,770,049

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

10.5**

Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated). Previously filed with the Securities and Exchange Commission on August 8, 2025 as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and incorporated herein by reference.

10.5.1**

Executive Officer Annual Cash Bonus Program under the Company’s 2005 Incentive Plan (As Amended and Restated). Previously filed with the Securities and Exchange Commission on March 2, 2020 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

10.5.2**

2016 Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – EPS), used to award performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on February 28, 2025, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference.

10.5.3**

2016 Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – TSR), used to award performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on February 28, 2025, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference.

10.5.4**

2016 Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – ROA), used to award performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on February 28, 2025, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference.

10.5.5**	2016 Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Clawback Rider), used to award performance-based restricted stock units. Previously filed with the Securities and Exchange Commission on December 21, 2016, as an exhibit to the Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.

10.5.6**+	2025 Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – EPS)

10.5.7**+	2025 Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – TSR)

10.5.8**+	2025 Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Performance Shares – ROA).

10.5.9**+	2025 Form of Cathay General Bancorp 2005 Incentive Plan (As Amended and Restated) Restricted Stock Unit Agreement (Time-Based Shares).

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

10.6.3**

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

19.1	Cathay General Bancorp Insider Trading Policy. Previously filed with the Securities and Exchange Commission on February 28, 2025, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference.

21.1+	Subsidiaries of the Bancorp.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Cathay General Bancorp Incentive-Based Compensation Clawback Policy. Previously filed with the Securities and Exchange Commission on February 29, 2024 as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

101.SCH+	Inline XBRL Taxonomy Extension Schema Document*

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104+	Cover Page Interactive Data File - the cover page SBRL tags are embedded within the Inline XBRL document*

**	Management contract or compensatory plan or arrangement.

+	Filed herewith.

++	Filed herewith pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cathay General Bancorp

By:	/s/ Chang M. Liu
Chang M. Liu President and Chief Executive Officer

Date: February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chang M. Liu	President and Chief Executive Officer, and Director	February 27, 2026
Chang M. Liu	(principal executive officer)

/s/ Heng W. Chen	Executive Vice President,	February 27, 2026
Heng W. Chen	Chief Financial Officer/Treasurer (principal financial officer) (principal accounting officer)

/s/ Dunson K. Cheng	Executive Chairman of	February 27, 2026
Dunson K. Cheng	the Board

/s/ Peter Wu	Vice Chairman of the Board	February 27, 2026
Peter Wu

/s/ Anthony M. Tang	Vice Chairman of the Board	February 27, 2026
Anthony M. Tang

/s/ Nelson Chung	Director	February 27, 2026
Nelson Chung

/s/ Felix S. Fernandez	Director	February 27, 2026
Felix S. Fernandez

/s/ Jane Jelenko	Director	February 27, 2026
Jane Jelenko

/s/ Maan-Huei Hung	Director	February 27, 2026
Maan-Huei Hung

/s/ Richard Sun	Director	February 27, 2026
Richard Sun

/s/ Shally Wang	Director	February 27, 2026
Shally Wang

/s/ Ann Yee Kono	Director	February 27, 2026
Ann Yee Kono

/s/ Elizabeth Woo	Director	February 27, 2026
Elizabeth Woo

/s/ Lana Chan	Director	February 27, 2026
Lana Chan

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2025 and 2024	F-4

Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2025, 2024, and 2023	F-5

Consolidated Statements of Changes in Stockholders' Equity for each of the years ended December 31, 2025, 2024, and 2023	F-6

Consolidated Statements of Cash Flows for each of the years ended December 31, 2025, 2024, and 2023	F-7

Notes to Consolidated Financial Statements	F-8

Parent-only condensed financial information of Cathay General Bancorp is included in Note 20 to the Consolidated Financial Statements in this Annual Report on Form 10-K	F-41

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cathay General Bancorp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cathay General Bancorp and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

As discussed in Note 4 to the consolidated financial statements, the Company’s total allowance for loan losses as of December 31, 2025 was $195.9 million, a substantial portion of which relates to the allowance for loan losses on loans evaluated on a collective basis for residential mortgages, commercial and industrial loans, construction loans, commercial real estate for multifamily loans, commercial real estate for owner-occupied loans, and other commercial real estate loans (hereafter “six portfolios”). As discussed in Note 1, the six portfolios use a methodology that includes econometric regression models, risk ratings, and certain qualitative loss factors (together the collective ALL). The collective ALL includes the measure of expected credit losses on a collective basis by pooling those loans that share similar risk characteristics into these six portfolios. The collective ALL methodology uses historical credit loss experience as a basis for estimation of expected credit losses at the collective pool basis over the contractual term of the loans, adjusted for expected prepayments when appropriate. The Company calculates the collective ALL by estimating the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables to loan risk rating performance for each of the six portfolios. Loss given default rates are computed based on the net charge-offs recognized. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The collective ALL incorporates reasonable and supportable forecasts of various macroeconomic variables over a two-year reasonable and supportable forecast period, reverting linearly to long-term rates over the one-year reversion period. Management relies on multiple forecast scenarios, which are weighted in determining a single loss estimate. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics as well as for changes in environmental conditions. The adjustments, or qualitative loss factors, consider incremental risk factors, conditions that may not be reflected in quantitatively derived results, or other relevant factors to seek to ensure the allowance for credit losses reflects the Company’s best estimate of current expected credit losses.

We identified the assessment of the collective ALL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. This included our assessment of the collective ALL methodology, including the econometric models used to estimate expected credit losses and their significant assumptions. Such significant assumptions included the weighting of the economic forecast scenarios, the selection of macroeconomic variables, and risk ratings. The assessment also included evaluation of the qualitative loss factors. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

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

●

evaluating judgments made relative to the development and performance monitoring of the econometric models by comparing them to Company-specific metrics and trends and the applicable industry and regulatory practices

●

assessing the conceptual soundness and performance testing of the econometric models by inspecting the model validation and model development documentation to determine whether the models are suitable for their intended use

●

evaluating the judgments made by the Company in selecting the macroeconomic variables, including the economic scenario weightings used, by comparing them to the Company’s business environment and relevant industry practice

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

Los Angeles, California
February 27, 2026

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2025	2024
	($ In thousands, except share data)
Assets
Cash and due from banks	$146,320	$157,167
Short-term investments and interest-bearing deposits	1,278,089	882,353
Securities available-for-sale (amortized cost of $1,735,451 in 2025 and $1,668,661 in 2024)	1,658,223	1,547,128
Loans	20,147,202	19,375,955
Less: Allowance for loan losses	(195,911)	(161,765)
Unamortized deferred loan fees, net	(14,903)	(10,541)
Loans, net	19,936,388	19,203,649
Equity securities	51,886	34,429
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	30,336	23,071
Affordable housing investments and alternative energy partnerships, net	287,182	289,611
Premises and equipment, net	87,579	88,676
Customers’ liability on acceptances	4,385	14,061
Accrued interest receivable	96,993	97,779
Goodwill	375,696	375,696
Other intangible assets, net	2,683	3,335
Right-of-use assets- operating leases	34,187	28,645
Other assets	222,378	291,831
Total assets	$24,229,575	$23,054,681

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing demand deposits	$3,505,606	$3,284,342
Interest-bearing deposits:
NOW deposits	2,370,047	2,205,695
Money market deposits	3,800,471	3,372,773
Savings deposits	1,500,890	1,252,788
Time deposits	9,717,153	9,570,601
Total deposits	20,894,167	19,686,199

Advances from the Federal Home Loan Bank	—	60,000
Other borrowings for affordable housing investments	17,582	17,740
Long-term debt	119,136	119,136
Acceptances outstanding	4,385	14,061
Lease liabilities - operating leases	36,102	30,851
Other liabilities	232,815	280,990
Total liabilities	21,304,187	20,208,977
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 91,803,148 issued and 67,200,126 outstanding at December 31, 2025, and 91,615,458 issued and 70,863,324 outstanding at December 31, 2024	918	916
Additional paid-in-capital	1,001,401	993,962
Accumulated other comprehensive loss, net	(54,400)	(85,607)
Retained earnings	2,909,677	2,688,353
Treasury stock, at cost (24,603,022 shares at December 31, 2025, and 20,752,134 shares at December 31, 2024)	(932,208)	(751,920)
Total equity	2,925,388	2,845,704
Total liabilities and equity	$24,229,575	$23,054,681

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	($ In thousands, except share and per share data)
Interest and Dividend Income
Loan receivable	$1,206,547	$1,217,166	$1,130,242
Investment securities	51,964	59,307	51,717
Federal Home Loan Bank stock	1,508	1,684	1,349
Deposits with banks	49,241	56,818	58,914
Total interest and dividend income	1,309,260	1,334,975	1,242,222

Interest Expense
Time deposits	374,232	458,490	331,997
Other deposits	177,618	177,775	135,965
Advances from the Federal Home Loan Bank	6,248	14,283	22,164
Long-term debt	8,048	8,129	6,480
Short-term borrowings	654	2,243	3,870
Total interest expense	566,800	660,920	500,476
Net interest income before provision for credit losses	742,460	674,055	741,746
Provision for credit losses	72,631	37,500	25,978
Net interest income after provision for credit losses	669,829	636,555	715,768

Non-Interest Income
Net gains/(losses) from equity securities	7,392	(7,516)	18,248
Net gains/(losses) from securities available for sale	—	1,107	(3,000)
Letters of credit commissions	8,799	7,749	6,716
Depository service fees	7,573	6,574	6,432
Wealth management fees	23,688	24,055	17,506
Other operating income	27,980	23,695	22,390
Total non-interest income	75,432	55,664	68,292

Non-Interest Expense
Salaries and employee benefits	177,427	167,376	154,149
Occupancy expense	23,657	23,281	22,270
Computer and equipment expense	23,234	20,135	17,478
Professional services expense	31,692	30,986	32,491
Data processing service expense	17,466	16,370	14,728
FDIC and State assessments	11,382	14,279	23,588
Marketing expense	6,003	6,520	5,887
Other real estate owned (income)/expense	(1,152)	2,699	761
Amortization of investments in low-income housing and
Alternative energy partnerships	43,614	72,633	86,616
Amortization of core deposit premium	946	1,098	1,310
Acquisition, integration and reorganization costs	—	—	671
Other operating expense	20,794	19,300	20,529
Total non-interest expense	355,063	374,677	380,478

Income before income tax expense	390,198	317,542	403,582
Income tax expense	75,074	31,563	49,458
Net income	$315,124	$285,979	$354,124

Other Comprehensive Income/(Loss), Net of Tax:
Net holding gains on securities available-for-sale	31,207	583	18,642
Net holding losses on cash flow hedge derivatives	—	(774)	(1,763)
Total other comprehensive income/(loss), net of tax	31,207	(191)	16,879
Total comprehensive income	$346,331	$285,788	$371,003

Net Income Per Common Share
Basic	$4.55	$3.97	$4.88
Diluted	$4.54	$3.95	$4.86
Cash dividends paid per common share	$1.36	$1.36	$1.36
Average Common Shares Outstanding:
Basic	69,184,832	72,068,850	72,573,025
Diluted	69,451,260	72,327,017	72,862,628

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other			Total
($ In thousands, except shares and per share data)	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
Balance at December 31, 2022	72,742,151	$911	$981,119	$(102,295)	$2,244,855	$(650,550)	$2,474,040
Dividend Reinvestment Plan	93,182	1	3,490	—	—	—	3,491
Restricted stock units vested	183,324	2	—	—	—	—	2
Shares withheld related to net share settlement of RSUs	—	—	(4,490)	—	—	—	(4,490)
Stock issued to directors	25,360	—	850	—	—	—	850
Purchases of treasury stock	(375,090)	—	—	—	—	(16,667)	(16,667)
Stock -based compensation	—	—	6,984	—	—	—	6,984
Cash dividends of $1.36 per share	—	—	—	—	(98,638)	—	(98,638)
Other comprehensive income	—	—	—	16,879	—	—	16,879
Net income	—	—	—	—	354,124	—	354,124
Balance at December 31, 2023	72,668,927	$914	$987,953	$(85,416)	$2,500,341	$(667,217)	$2,736,575
Dividend Reinvestment Plan	70,503	1	2,932				2,933
Restricted stock units vested	128,355	1					1
Shares withheld related to net share settlement of RSUs			(3,726)				(3,726)
Stock issued to directors	24,120		850				850
Purchases of treasury stock	(2,028,581)					(84,703)	(84,703)
Stock -based compensation			5,953				5,953
Cash dividends of $1.36 per share					(97,967)		(97,967)
Other comprehensive loss				(191)			(191)
Net income					285,979		285,979
Balance at December 31, 2024	70,863,324	$916	$993,962	$(85,607)	$2,688,353	$(751,920)	$2,845,704
Dividend Reinvestment Plan	55,563	1	2,609				2,610
Restricted stock units vested	109,171	1					1
Shares withheld related to net share settlement of RSUs			(2,779)				(2,779)
Stock issued to directors	22,956		1,020				1,020
Purchases of treasury stock	(3,850,888)					(180,288)	(180,288)
Stock -based compensation			6,589				6,589
Cash dividends of $1.36 per share					(93,800)		(93,800)
Other comprehensive income				31,207			31,207
Net income					315,124		315,124
Balance at December 31, 2025	67,200,126	$918	$1,001,401	$(54,400)	$2,909,677	$(932,208)	$2,925,388

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2025	2024	2023
	($ In thousands)
Cash Flows from Operating Activities
Net income	$315,124	$285,979	$354,124
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	72,631	37,500	25,978
Provision for losses on other real estate owned	1,752	1,164	—
Deferred tax provision/(benefit)	12,145	(20,756)	(4,782)
Depreciation and amortization	6,598	7,183	8,371
Amortization of right-of-use asset	9,438	9,646	9,733
Change in operating lease liabilities	5,251	(3,946)	2,279
Net gains on sale and transfers of other real estate owned	(3,898)	—	—
Net (gains)/losses on sale of loans	(435)	737	—
Loss on sales or disposal of fixed assets	63	—	6
Amortization of alternative energy partnerships, venture capital and other investments	43,614	72,633	86,616
Net gain on sales and calls of securities	—	(1,107)	—
Amortization/accretion of security premiums/discount, net	(27,043)	(25,369)	(11,373)
Unrealized (gain)/loss on equity securities	(7,392)	7,516	(18,248)
Write-off of AFS debt securities	—	—	3,000
Stock-based compensation and stock issued to officers as compensation	7,610	6,804	7,836
Net change in accrued interest receivable and other assets	26,722	(10,050)	(54,369)
Net change in other liabilities	(93,611)	(38,779)	(24,429)
Net cash provided by operating activities	368,569	329,155	384,742

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(1,712,903)	(1,358,614)	(618,334)
Purchase of equity securities	(3,000)	—	—
Proceeds from repayment, maturity, and call of investment securities available-for-sale	1,673,156	1,407,915	522,815
Proceeds from sale of investment securities available-for-sale	—	33,690	—
Purchase of Federal Home Loan Bank stock	—	(12,535)	(29,381)
Redemption of Federal Home Loan Bank stock	—	13,031	28,885
Proceeds from sale of loans originally classified as held-for-investment	50,329	172,960	—
Net increase in loans	(876,884)	(36,018)	(1,327,048)
Purchase of premises and equipment	(4,911)	(3,636)	(3,401)
Proceeds from sales of other real estate owned	14,038	—	—
Net increase/(decrease) in investment in affordable housing and alternative energy partnerships	2,854	(32,763)	(50,616)
Net cash (used)/provided for investing activities	(857,321)	184,030	(1,477,080)

Cash Flows from Financing Activities
Increase in deposits	1,207,898	360,997	820,041
Advances from Federal Home Loan Bank	11,348,000	6,968,000	14,035,000
Repayment of Federal Home Loan Bank borrowings	(11,408,000)	(7,448,000)	(13,980,000)
Cash dividends paid	(93,800)	(97,967)	(98,638)
Purchase of treasury stock	(180,288)	(84,703)	(16,667)
Proceeds from shares issued under Dividend Reinvestment Plan	2,610	2,933	3,491
Taxes paid related to net share settlement of RSUs	(2,779)	(3,726)	(4,490)
Net cash provided/(used) by financing activities	873,641	(302,466)	758,737
Increase/(decrease) in cash, cash equivalents, and restricted cash	384,889	210,719	(333,601)
Cash, cash equivalents, and restricted cash, beginning of the year	1,039,520	828,801	1,162,402
Cash, cash equivalents, and restricted cash, end of the period	$1,424,409	$1,039,520	$828,801

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$568,674	$662,066	$484,861
Income taxes	$55,816	$56,172	$70,332
Non-cash investing and financing activities:
Net change in unrealized holding gain/(loss) on securities available-for-sale, net of tax	$31,207	$583	$18,642
Net change in unrealized holding loss on cash flow hedge derivatives	$—	$(774)	$(1,763)
Loans transferred from held-for-investment to held-for-sale	$58,832	$173,697	$—
Transfers to other real estate owned from loans held-for-investment	$11,357	$4,794	$15,374
Transfers to other real estate owned from loans held-for-sale	$8,938	$—	$—

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Summary of Significant Accounting Policies

The accompanying Consolidated Financial Statements include the accounts of Cathay General Bancorp (the “Bancorp”), a Delaware corporation, its wholly-owned subsidiaries, Cathay Bank (the “Bank”), a California state-chartered bank, and twelve limited partnerships investing in affordable housing projects (together, the “Company,” “we,” “us,” or “our”). All significant inter-company transactions and balances have been eliminated in consolidation. The Consolidated Financial Statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry.

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

Concentrations. The Bank was incorporated in California and started its business from California. Therefore, loans originated, and deposits solicited were mainly from California. As of December 31, 2025, gross loans were primarily comprised of 52.4% of commercial real estate loans, 29.0% of residential mortgage loans, and 15.8% of commercial loans. As of December 31, 2025, approximately 47.9% of the Bank’s residential mortgages were for properties located in California.

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

Equity securities. The Company owns equity securities directly or indirectly through limited partnership interests in private investment funds that invest in privately held and publicly traded equity securities. These investments are accounted for in accordance with ASC 321 or ASC 323, depending on the nature of the Company’s ownership interests and the rights conveyed.

     When the Company does not have significant influence over the investee and the fair value of the investment is readily determinable, the investment is measured at fair value with changes recognized in net income. When the Company does not have significant influence over the investee and the fair value of the investment is not readily determinable, the investment is measured under the ASC 321 measurement alternative and carried at cost, adjusted for observable price changes and impairments, with changes recognized in net income. For investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the equity method of accounting is applied.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

 The Company records its share of earnings or losses on those investments accounted for under the equity method of accounting based on the latest available financial information which is consistent with the timing of financial information made available by the investees to investors. The Company evaluates these investments for impairment in accordance with applicable guidance.

Investment in Federal Home Loan Bank (“FHLB”) Stock.   As a member of the FHLB system the Bank is required to maintain an investment in the capital stock of the FHLB.  The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB. FHLB stock is carried at cost and is pledged as collateral to the FHLB.  FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value.  The carrying amount of the FHLB stock were $17.3 million and $17.3 million at December 31, 2025, and 2024, respectively. As of December 31, 2025, the Company owned 172,500 shares of FHLB stock, which exceeded the minimum stock requirement of 150,000 shares.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Under the Company’s CECL methodology, nine portfolio segments with similar risk characteristics are evaluated for expected loss. Six portfolios are modeled using econometric models and three smaller portfolios are evaluated using a simplified loss-rate method that calculates lifetime expected credit losses for the respective pools (simplified approach). The six portfolios subject to econometric modeling include residential mortgages; commercial and industrial loans (“C&I”); construction loans; commercial real estate (“CRE”) for multifamily loans; CRE for owner-occupied loans; and other CRE loans. We estimate the probability of default during the reasonable and supportable forecast period using separate econometric regression models developed to correlate macroeconomic variables, (GDP, unemployment, CRE prices and residential mortgage prices) to loan risk rating performance for each of the six loan portfolios from the fourth quarter of 2007 to the fourth quarter of 2024. Loss given default rates are computed based on the net charge-offs recognized divided by the exposure at default starting with the fourth quarter of 2007 through the fourth quarter of 2025. The probability of default and the loss given default rates are applied to the expected amount at default at the loan level based on contractual scheduled payments and estimated prepayments. The amounts so calculated comprise the quantitative portion of the allowance for credit losses.

The Company’s CECL methodology utilizes an eight-quarter reasonable and supportable (“R&S”) forecast period, and a four-quarter reversion period. Management relies on multiple forecasts scenarios, which are weighted in determining a single loss estimate. Generally speaking, the blended scenario approach would include the Baseline, the Alternative Scenario 1 – Upside – 10th Percentile and the Alternative Scenario 3 – Downside – 90th Percentile forecasts. After the R&S period, the Company reverts linearly for the four-quarter reversion period to the long-term loss rates for each of the six portfolios of loans.

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

Under the Company’s CECL methodology, the qualitative portion of the reserve on pooled loans represents management’s judgment of additional considerations to account for internal and external risk factors that are not adequately measured in the quantitative reserve. The qualitative loss factors consider incremental risk factors, conditions that may not be reflected in quantitatively derived results, or other relevant factors to seek to ensure the allowance for credit losses reflects our best estimate of current expected credit losses. The qualitative reserves include reserves for policy exceptions, experience of management and staff, level of competition in the lending environment, weak risk identification, lack of historical loss experience with residential mortgage loans made to non-U.S. residents, oil & gas, the higher risk characteristics of purchased syndicated loans, model uncertainty, and loans with potential risk of loss given the current environment, including CRE and Office loans, but have not degraded to the point of qualifying for a specific reserve.  Current and forecasted economic trends and underlying market values for collateral dependent loans also are considered within the econometric models described above.

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

During the second quarter of 2025, the Company updated its CECL methodology to better reflect expansion periods and recession periods and increase sensitivity to economic forecasts and adopted new models for all loan pools while recalibrating with losses incurred in 2023 and 2024.  The implemented changes to the CECL model resulted in a significant increase in the quantitative reserve, though simultaneous decreases to the individually evaluated loan reserve and qualitative reserves mitigated this impact during the quarter ended June 30, 2025.

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

The Company has adopted ASU 2022-02, “Financial Instruments – Troubled Debt Restructurings and Vintage Disclosures”. The Company has elected to apply the guidance prospectively and the practical expedient to exclude the accrued interest receivable balance from the disclosed amortized cost basis of loan modifications to debtors experiencing financial difficulty, consistent with our ACL approach discussed further below in this footnote.

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

Investments in Affordable Housing Partnerships and Other Tax Credit Investments.  The Company is a limited partner in limited partnerships that invest in low-income housing projects that are intended to qualify for Federal and/or State income tax credits and limited partnerships that invests in alternative energy systems that are intended to qualify for alternative energy tax credits.  As further discussed in Note 5 to the Consolidated Financial Statements, the partnership interests are accounted for utilizing the equity method of accounting. As of December 31, 2025, twelve of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary.  The Company therefore consolidated the financial statements of these twelve limited partnerships into the Consolidated Financial Statements.  The tax credits from these partnerships are recognized in the consolidated financial statements to the extent they are utilized on the Company’s income tax returns.  The investments are reviewed for impairment on an annual basis or on an interim basis if an event occurred that would trigger potential impairment.

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

Goodwill and Other Intangible Assets.  Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in an acquisition. Goodwill and other intangible assets are assessed for impairment annually as of December 31 or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company performed its annual impairment test and determined no impairment existed as of December 31, 2025, and 2024.

Other intangible assets. Other intangible assets are mainly comprised of core deposit intangible ("CDI"), which represents estimated fair value of the economic benefit associated with acquired core deposit relationships, initially measured upon acquisition as the value of those deposits in excess of the cost of alternative funding sources. CDI is amortized over its estimated useful life to its residual value in proportion to the economic benefits consumed.  If a pattern of consumption cannot be reliably determined, straight-line amortization is used.  The Company assesses the recoverability of this intangible asset by determining whether the amortization of the premium balance over its remaining life can be recovered through the remaining deposit portfolio and amortizes core deposit premium over its estimated useful life.

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

Accounting Changes, Reclassifications and Restatements. Certain items in prior financial statements have been reclassified to conform to the current presentation. We adopted ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” for our annual financial statements in 2025. See Note 11 - Income Taxes.

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

Segment Reporting.  The Company operates as a single operating segment.  Our Chief Executive Officer is our chief operating decision maker (“CODM”).  The CODM evaluates financial performance and allocates resources based on consolidated net income which is consistent with the amounts reported in the Consolidated Statements of Income. The accounting policies of the operating segment are the same as those of our consolidated entity and described in the summary of significant accounting policies.  The measure of segment assets is reported on the balance sheet as total assets.

The Company’s operations primarily consist of commercial banking services, servicing primarily the individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.  Its operations include the acceptance of checking, savings, and time deposits, and the making of commercial, real estate, and consumer loans.  The Bank also offers trade financing, letters of credit, wire transfer, foreign currency spot and forward contracts, internet banking, investment services, and other customary banking services to its customers within the United States. Because the CODM reviews the business on a consolidated basis and the Company’s products and services are largely integrated, the Company does not report any disaggregated financial information for separate business lines.

The Company generates substantially all its revenues from banking services and does not have material operations outside the United States.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Recent Accounting Pronouncements Adopted in 2025

In December 2023, ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” was issued. This ASU amends the disclosure requirements for income taxes, including the requirement for further disaggregation of the income tax rate reconciliation and income taxes paid disclosures. The amendments in this guidance are effective for annual periods beginning after December 15, 2024. These amendments should be applied prospectively, with the option to apply retrospectively. The Company has adopted ASU 2023-09 with the required disclosures included in Note 11.

Other Accounting Standards Pending Adoption

In December 2025, ASU 2025‑11, “Interim Reporting (Topic 270): Narrow‑Scope Improvements.”, was issued. ASU 2025-11 clarifies and enhances guidance under ASC 270 on interim financial reporting by (i) clarifying the scope of ASC 270 such that it now explicitly applies only to entities that issue complete interim financial statements and related notes under U.S. GAAP, (ii) establishing clear guidance on the form of interim statements and notes, incorporating a comprehensive list of required interim disclosures drawn from across the ASC, and (iii) introducing a requirement to disclose material events and changes occurring after the end of the last annual period that could impact interim results. ASU 2025-11 will be effective for us for interim periods beginning in 2028, though early adoption is permitted. ASU 2025-11 is not expected to have a significant impact on our financial statements.

In November 2025, ASU 2025‑09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.”, was issued. ASU 2025-09 amends ASC 815 to align hedge accounting more closely with an entity’s economic risk management practices. Key amendments include (i) to allow designating a variable price component of a nonfinancial forecasted purchase or sale as the hedged risk, (ii) to allow grouping individual forecasted transactions with similar (not identical) risk exposures, (iii) a new model for hedging forecasted interest on variable-rate debt, enabling changes in index or tenor without de-designation, subject to simplifying assumptions, and (iv) additional clarifications related to hedge accounting of nonfinancial components, net written options, and dual-hedge strategies. ASU 2025-09 will be effective for us beginning in 2027, though early adoption is permitted. ASU 2025-09 is not expected to have a significant impact on our financial statements.

In November 2025, ASU 2025‑08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans.”, was issued. ASU 2025-08 expands the scope of the “gross‑up” method, formerly applicable only to  purchased credit‑deteriorated ("PCD") assets, to include acquired non‑PCD loans that meet certain criteria, now referred to as “purchased seasoned loans” (PSLs). Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit‑loss expense previously required for non‑PCD assets. PSLs are defined as non‑PCD loans acquired either (i) through a business combination, or (ii) purchased more than 90 days after origination when the acquirer was not involved in origination. ASU 2025-08 will be effective for us, on a prospective basis for loans acquired on or after the adoption date, for interim and annual reporting periods beginning in 2027, though early adoption is permitted. ASU 2025-08 is not expected to have a significant impact on our financial statements.

In September 2025, ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.”, was issued. ASU 2025-06 simplifies and modernizes the accounting for internal-use software by removing prescriptive project stage guidance and introducing a new capitalization threshold. Under the revised standard, software development costs are capitalized when management authorizes and commits funding for the project, and it is probable the software will be completed and used as intended. ASU 2025-06 will be effective in 2028. The Company does not expect the adoption of ASU 2025-06 to have a significant impact on its Consolidated Financial Statements.

 In  November 2024, ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, was issued. This ASU requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for us, on a prospective basis, for annual periods beginning in 2027, and interim periods within fiscal years beginning in 2028, though early adoption and retrospective application is permitted. ASU 2024-03 is not expected to have a significant impact on its Consolidated Financial Statements.

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

The Company had average excess balance with FRBSF of $1.14 billion and $1.05 billion for the years ended  December 31, 2025, and 2024, respectively. As of  December 31, 2025, and 2024, the Company had $12.1 million and $43.4 million, respectively, as cash margin that serves as collateral on deposit in a cash margin account for interest rate swaps.  Of the balances held in the cash margin account $4.3 million and $8.6 million are restricted as of  December 31, 2025, and 2024, respectively. As of  December 31, 2025, and 2024, the Company held zero and $0.3 million, respectively, in a restricted escrow account with a major bank for its alternative energy investments.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.         Investment Securities

Investment Securities. The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of debt securities available-for-sale ("AFS") as of  December 31, 2025, and December 31, 2024:

	As of December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	($ In thousands)
Securities AFS
U.S. treasury securities	$827,763	$430	$—	$828,193
U.S. government agency entities	5,888	52	118	5,822
U.S. government sponsored entities	25,000	11	—	25,011
Mortgage-backed securities	704,213	548	75,324	629,437
Collateralized mortgage obligations	24,454	—	1,706	22,748
Corporate debt securities	148,133	101	1,222	147,012
Total	$1,735,451	$1,142	$78,370	$1,658,223

	As of December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	($ In thousands)
Securities AFS
U.S. treasury securities	$621,212	$250	$—	$621,462
U.S. government agency entities	9,226	50	127	9,149
Mortgage-backed securities	797,145	67	113,196	684,016
Collateralized mortgage obligations	27,747	—	3,191	24,556
Corporate debt securities	213,331	145	5,531	207,945
Total	$1,668,661	$512	$122,045	$1,547,128

The amortized cost and fair value of AFS securities as of December 31, 2025, by contractual maturities, are set forth in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities AFS
	As of December 31, 2025
	Amortized Cost	Fair Value
	($ In thousands)
Due in one year or less	$967,819	$967,084
Due after one year through five years	68,595	67,492
Due after five years through ten years	60,351	57,772
Due after ten years	638,686	565,875
Total	$1,735,451	$1,658,223

There were no proceeds from the sale of investment securities for the years ended December 31, 2025 and 2023, and $33.7 million during the year ended  December 31, 2024. Gross realized gain on sale of investment securities was $1.1 million for the year ended December 31, 2024.

Allowance for Credit Losses

The AFS securities that were in an unrealized loss position as of December 31, 2025, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements.

The Company concluded the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company’s knowledge, established any cause for default on these securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell AFS securities that have declined below their cost before their anticipated recovery. Accordingly, no allowance for credit losses was recorded as of December 31, 2025, and 2024, against these securities, and there was no provision for credit losses recognized for the years ended December 31, 2025, 2024 and 2023.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The tables below show the related fair value and the gross unrealized losses of the Company’s investment portfolio, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2025, and December 31, 2024:

	As of December 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Losses	Value	Losses	Value	Losses
	($ In thousands)

Securities AFS
U.S. government agency entities	$834	$1	$3,585	$117	$4,419	$118
Mortgage-backed securities	207	—	600,658	75,324	600,865	75,324
Collateralized mortgage obligations	—	—	22,747	1,706	22,747	1,706
Corporate debt securities	—	—	76,912	1,222	76,912	1,222
Total	$1,041	$1	$703,902	$78,369	$704,943	$78,370

	As of December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Losses	Value	Losses	Value	Losses
	($ In thousands)

Securities AFS
U.S. government agency entities	$4,199	$8	$2,108	$119	$6,307	$127
Mortgage-backed securities	29,955	959	653,236	112,237	683,191	113,196
Collateralized mortgage obligations	—	—	24,556	3,191	24,556	3,191
Corporate debt securities	24,900	100	127,744	5,431	152,644	5,531
Total	$59,054	$1,067	$807,644	$120,978	$866,698	$122,045

As of  December 31, 2025, the Company had a total of 159 AFS securities in a gross unrealized loss position with no credit impairment, consisting primarily of 138 mortgage-backed securities, ten U.S. government agencies securities, eight corporate debt securities, and three collateralized mortgage obligations.  In comparison, as of December 31, 2024, the Company had a total of 182 AFS securities in a gross unrealized loss position with no credit impairment, consisting primarily of 154 mortgage-backed securities, 16 corporate debt securities, nine U.S. government agencies securities and three collateralized mortgage obligations.

AFS securities having a carrying value of $22.8 million and $17.8 million as of December 31, 2025, and December 31, 2024, respectively, were pledged to secure public deposits, and other borrowings.

Equity securities were $51.9 million and $34.4 million as of December 31, 2025, and 2024, respectively. The Company recognized a net unrealized gain on equity securities of $7.4 million, a net unrealized loss on equity securities of $7.5 million and net unrealized gains on equity securities of $18.2 million for the years ended  December 31, 2025, 2024 and 2023, respectively.  `

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.         Loans

Most of the Company’s business activities are with clients located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Houston and Dallas, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; and Las Vegas, Nevada. The Company also has clients in Hong Kong. The Company has no specific industry concentration, and generally its loans, when secured, are secured by real property or other collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, from refinancing by another lender, or through sale by the borrowers of the secured collateral.

The following table presents the composition of the Company’s loans as of December 31, 2025, and 2024, were as follows:

	As of December 31,
	2025	2024
	($ In thousands)
Loans:
Commercial loans	$3,184,556	$3,098,004
Construction loans	337,550	319,649
Commercial real estate loans	10,564,744	10,033,830
Residential mortgage loans	5,832,094	5,689,097
Equity lines	226,444	229,995
Installment and other loans	1,814	5,380
Gross loans	20,147,202	19,375,955
Less:
Allowance for loan losses	(195,911)	(161,765)
Unamortized deferred loan fees	(14,903)	(10,541)
Total loans held for investment, net	$19,936,388	$19,203,649

Loans held for sale	$-	$-

The Company pledged real estate loans of $15.11 billion and $14.55 billion as of December 31, 2025, and 2024, respectively, to the Federal Home Loan Bank of San Francisco under its blanket lien pledging program. The Company pledged commercial loans of $1.42 billion, and $474.8 million as of December 31, 2025, and 2024, respectively, to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program.

Loans serviced for others as of December 31, 2025, totaled $166.2 million and were comprised of $54.3 million of residential mortgages, $52.7 million of commercial loans, $49.0 million of commercial real estate loans, and $10.2 million of construction loans.  As of December 31, 2024, loans serviced for others, totaled $172.2 million and were comprised of $63.3 million of residential mortgages, $44.5 million of commercial real estate loans, $41.8 million of commercial loans, and $22.6 million of construction loans.

The Company has entered into transactions with its directors, executive officers, or principal holders of its equity securities, or the associates of such persons (“related parties”). All loans to related parties were current as of  December 31, 2025, and 2024. An analysis of the activity with respect to loans to related parties for the years indicated is as follows:

	December 31,
	2025	2024
	($ In thousands)
Balance at beginning of year	$85,248	$45,707
Additional loans made	51,684	100,256
Payment received	(64,923)	(60,715)
Balance at end of year	$72,009	$85,248

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Non-accrual Loans

As of December 31, 2025, recorded investment in non-accrual loans totaled $112.4 million compared to $169.2 million as of December 31, 2024. The average balance of non-accrual loans was $164.9 million and $130.1 million as of December 31, 2025, and 2024, respectively. Interest recognized on non-accrual loans totaled $5 thousand, $197 thousand and $321 thousand for the years ended December 31, 2025, 2024 and 2023. For non-accrual loans, the amounts previously charged-off represent 14.4% of the contractual balances for non-accrual loans as of December 31, 2025, and 11.7% as of December 31, 2024.

As of December 31, 2025, $94.9 million of the $112.4 million of non-accrual loans were secured by real estate compared to $115.2 million of the $169.2 million of non-accrual loans that were secured by real estate as of December 31, 2024.  As of December 31, 2025, and 2024, collateral-dependent non-accrual loans were secured by real estate and personal property.  The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly.

The following tables present the average balance and interest income recognized on non-accrual loans for the periods indicated:

	For the year ended December 31, 2025
	Average Recorded Investment	Interest Income Recognized
	($ In thousands)
Commercial loans	$47,168	$5
Construction loans	1,349	—
Commercial real estate loans	88,813	—
Residential mortgage and equity lines	27,552	—
Total	$164,882	$5

	For the year ended December 31, 2024
	Average Recorded Investment	Interest Income Recognized
	($ In thousands)
Commercial loans	$27,236	$1
Construction loans	17,183	—
Commercial real estate loans	66,634	196
Residential mortgage and equity lines	19,073	—
Total	$130,126	$197

The following table presents non-accrual loans and the related allowance as of December 31, 2025, and 2024:

	As of December 31, 2025
	Unpaid Principal Balance	Recorded Investment	Allowance
	($ In thousands)
With no allocated allowance:
Commercial loans	$25,154	$14,899	$—
Commercial real estate loans	58,213	39,874	—
Residential mortgage and equity lines	32,854	31,354	—
Subtotal	$116,221	$86,127	$—
With allocated allowance:
Commercial loans	$6,887	$6,599	$3,409
Commercial real estate loans	24,438	19,637	8,932
Subtotal	$31,325	$26,236	$12,341
Total non-accrual loans	$147,546	$112,363	$12,341

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	As of December 31, 2024
	Unpaid Principal Balance	Recorded Investment	Allowance
	($ In thousands)
With no allocated allowance:
Commercial loans	$56,022	$53,499	$—
Commercial real estate loans	100,316	82,936	—
Residential mortgage and equity lines	19,340	18,831	—
Subtotal	$175,678	$155,266	$—
With allocated allowance:
Commercial loans	$18,769	$6,267	$1,208
Commercial real estate loans	194	193	1
Residential mortgage and equity lines	7,786	7,435	29
Subtotal	$26,749	$13,895	$1,238
Total non-accrual loans	$202,427	$169,161	$1,238

The following table is a summary of non-accrual loans as of December 31, 2025, 2024, and 2023 and the related net interest foregone for the years then ended:

	As of December 31,
	2025	2024	2023
	($ In thousands)
Non-accrual portfolio loans	$112,363	$169,161	$66,681
Contractual interest due	$12,233	$15,275	$6,270
Interest recognized	5	197	321
Net interest foregone	$12,228	$15,078	$5,949

The following tables present the aging of the loan portfolio by type as of December 31, 2025, and December 31, 2024:

	As of December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	($ In thousands)
Commercial loans	$13,561	$1,376	$—	$21,498	$36,435	$3,148,121	$3,184,556
Construction loans	—	—	—	—	—	337,550	337,550
Commercial real estate loans	5,062	6,254	1,000	59,511	71,827	10,492,917	10,564,744
Residential mortgage loans and equity lines	31,440	10,861	—	31,354	73,655	5,984,883	6,058,538
Installment and other loans	—	—	—	—	—	1,814	1,814
Total loans	$50,063	$18,491	$1,000	$112,363	$181,917	$19,965,285	$20,147,202

	As of December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	($ In thousands)
Commercial loans	$25,164	$275	$2,590	$59,767	$87,796	$3,010,208	$3,098,004
Construction loans	5,334	—	—	—	5,334	314,315	319,649
Commercial real estate loans	16,525	13,934	1,460	83,128	115,047	9,918,783	10,033,830
Residential mortgage loans and equity lines	39,018	6,651	—	26,266	71,935	5,847,157	5,919,092
Installment and other loans	—	—	—	—	—	5,380	5,380
Total loans	$86,041	$20,860	$4,050	$169,161	$280,112	$19,095,843	$19,375,955

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company has adopted ASU 2022-02, “Financial Instruments – Troubled Debt Restructurings and Vintage Disclosures”.  The Company has elected to apply the guidance prospectively and the practical expedient to exclude the accrued interest receivable balance from the disclosed amortized cost basis of loan modifications to debtors experiencing financial difficulty, consistent with our Allowance for Credit Losses ("ACL") approach discussed further below in this footnote.

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

Modifications of the loan terms in the twelve months ended  December 31, 2025, 2024, and 2023 were in the form of payment deferrals, term extensions, and interest rate reductions, or a combination thereof.

The following table presents the amortized cost of loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted and the financial effects of the modifications for the twelve months ended December 31, 2025, 2024, and 2023 by loan class and modification type:

	Twelve Months Ended December 31, 2025						Financial Effects of Loan Modifications
	Term Extension	Rate Reduction	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Change in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	($ In thousands)
Loan Type
Commercial loans	$12,020	$—	$—	$11,500	$23,520	0.74%	0.00	1.3	0.1
Commercial real estate loans	13,684	—	—	3,686	17,370	0.16%	0.00	1.1	0.1
Construction loans	11,198	—	—	26,060	37,258	11.04%	(0.31)	0.6	0.0
Total	$36,902	$—	$—	$41,246	$78,148

	Twelve Months Ended December 31, 2024						Financial Effects of Loan Modifications
	Term Extension	Rate Reduction	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Change in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	($ In thousands)
Loan Type
Commercial loans	$4,720	$—	$130	$4,092	$8,942	0.29%	0.20	2.3	0.1
Residential mortgage loans	—	—	221	—	221	0.00%	0.00	0.0	2.0
Total	$4,720	$—	$351	$4,092	$9,163

	Twelve Months Ended December 31, 2023						Financial Effects of Loan Modifications
	Term Extension	Rate Reduction	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Change in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	($ In thousands)
Loan Type
Commercial loans	$—	$—	$—	$2,650	$2,650	0.08%	(1.10)	2.2	0.9
Residential mortgage loans	—	—	222	—	222	0.00%	(0.10)	0.0	2.0
Total	$—	$—	$222	$2,650	$2,872

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company considers a loan to be in payment default once it is 60 to 90 days contractually past due. A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification.  There were no loans that received a modification for the twelve months ended December 31, 2025, 2024, and 2023 that subsequently defaulted.

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the performance of loans that were modified during the twelve months ended December 31, 2025, and 2024.

	Twelve Months Ended December 31, 2025
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	($ In thousands)
Loan Type
Commercial loans	$23,520	$—	$—	$23,520
Commercial real estate loans	17,370	—	—	17,370
Construction loans	37,258	—	—	37,258
Total	$78,148	$—	$—	$78,148

	Twelve Months Ended December 31, 2024
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	($ In thousands)
Loan Type
Commercial loans	$8,942	$—	$—	$8,942
Residential mortgage loans	221	—	—	221
Total	$9,163	$—	$—	$9,163

	Twelve Months Ended December 31, 2023
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	($ In thousands)
Loan Type
Commercial loans	$2,650	$—	$—	$2,650
Residential mortgage loans	222	—	—	222
Total	$2,872	$—	$—	$2,872

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of December 31, 2025, there were no commitments to lend additional funds to borrowers experiencing financial difficulty and whose loans were modified.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the Company’s loan held for investment as of December 31, 2025, and 2024, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification.  Revolving loans that are converted to term loans presented in the table below are excluded from the term loans by vintage year column.

	Loans Amortized Cost Basis by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	($ In thousands)
Commercial loans
Pass/Watch	$384,065	$190,685	$220,174	$154,865	$157,979	$85,858	$1,702,322	$6,269	$2,902,217
Special Mention	—	33,459	—	1,462	5,000	3,875	117,738	—	161,534
Substandard	16,414	2,166	16,962	2,479	2,615	10,443	61,790	1,031	113,900
Doubtful	—	—	—	1,805	—	297	—	—	2,102
Total	$400,479	$226,310	$237,136	$160,611	$165,594	$100,473	$1,881,850	$7,300	$3,179,753

YTD gross write-offs	$—	$175	$715	$2,752	$4,469	$12,503	$12,487	$—	$33,101

Construction loans
Pass/Watch	$86,893	$69,113	$37,801	$68,635	$30,283	$—	$1,298	$—	$294,023
Special Mention	—	—	9,235	—	—	—	—	—	9,235
Substandard	—	—	—	—	26,060	6,636	—	—	32,696
Total	$86,893	$69,113	$47,036	$68,635	$56,343	$6,636	$1,298	$—	$335,954

YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate loans
Pass/Watch	$1,909,540	$1,286,856	$1,673,226	$1,442,872	$1,290,175	$2,184,774	$206,139	$—	$9,993,582
Special Mention	29,745	58,491	74,142	113,065	32,074	33,062	22,214	—	362,793
Substandard	2,589	15,069	11,520	26,772	59,915	63,004	1,724	1,208	181,801
Doubtful	—	—	—	—	—	17,843	—	—	17,843
Total	$1,941,874	$1,360,416	$1,758,888	$1,582,709	$1,382,164	$2,298,683	$230,077	$1,208	$10,556,019

YTD gross write-offs	$—	$—	$—	$—	$930	$3,632	$—	$—	$4,562

Residential mortgage loans
Pass/Watch	$980,403	$488,518	$899,547	$905,719	$688,469	$1,826,904	$—	$—	$5,789,560
Special Mention	—	—	—	—	—	1,571	—	—	1,571
Substandard	47	2,140	5,252	7,585	4,764	20,801	—	—	40,589
Total	$980,450	$490,658	$904,799	$913,304	$693,233	$1,849,276	$—	$—	$5,831,720

YTD gross write-offs	$—	$74	$—	$—	$—	$—	$—	$—	$74

Equity lines
Pass/Watch	$—	$—	$—	$—	$—	$—	$209,256	$15,853	$225,109
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,494	436	1,930
Total	$—	$—	$—	$—	$—	$—	$210,750	$16,289	$227,039

YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment and other loans
Pass/Watch	$1,635	$108	$—	$71	$—	$—	$—	$—	$1,814
Total	$1,635	$108	$—	$71	$—	$—	$—	$—	$1,814

YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans	$3,411,331	$2,146,605	$2,947,859	$2,725,330	$2,297,334	$4,255,068	$2,323,975	$24,797	$20,132,299
Total YTD gross write-offs	$—	$249	$715	$2,752	$5,399	$16,135	$12,487	$—	$37,737

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Loans Amortized Cost Basis by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	($ In thousands)
Commercial loans
Pass/Watch	$400,836	$237,303	$203,190	$201,837	$27,359	$90,724	$1,675,260	$7,804	$2,844,313
Special Mention	—	17,424	740	—	9,117	5,139	92,632	—	125,052
Substandard	50	5,070	12,104	6,773	22,357	6,256	67,553	222	120,385
Doubtful	1,857	—	—	3,118	—	—	—	—	4,975
Total	$402,743	$259,797	$216,034	$211,728	$58,833	$102,119	$1,835,445	$8,026	$3,094,725

YTD gross write-offs	$188	$1,586	$3,151	$8,950	$257	$64	$12,730	$—	$26,926

Construction loans
Pass/Watch	$22,562	$55,835	$126,200	$57,546	$3,021	$—	$—	$—	$265,164
Special Mention	—	—	—	35,569	13,837	—	—	—	49,406
Substandard	—	4,230	—	—	—	—	—	—	4,230
Total	$22,562	$60,065	$126,200	$93,115	$16,858	$—	$—	$—	$318,800

YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate loans
Pass/Watch	$1,463,225	$1,987,280	$1,724,563	$1,428,124	$800,645	$2,108,143	$180,394	$—	$9,692,374
Special Mention	8,805	8,292	28,465	16,462	24,844	19,888	9,939	—	116,695
Substandard	—	11,364	54,269	57,929	6,946	78,737	8,152	—	217,397
Total	$1,472,030	$2,006,936	$1,807,297	$1,502,515	$832,435	$2,206,768	$198,485	$—	$10,026,466

YTD gross write-offs	$—	$—	$—	$—	$296	$4,173	$—	$—	$4,469

Residential mortgage loans
Pass/Watch	$642,568	$1,020,419	$1,014,842	$781,218	$452,623	$1,745,923	$—	$—	$5,657,593
Special Mention	—	—	—	—	33	1,585	—	—	1,618
Substandard	397	2,513	4,362	5,183	4,191	13,436	—	—	30,082
Total	$642,965	$1,022,932	$1,019,204	$786,401	$456,847	$1,760,944	$—	$—	$5,689,293

YTD gross write-offs	$—	$—	$—	$59	$—	$—	$—	$—	$59

Equity lines
Pass/Watch	$—	$—	$72	$—	$—	$—	$211,374	$16,277	$227,723
Special Mention	—	—	—	—	—	—	—	11	11
Substandard	—	—	—	—	—	—	2,927	161	3,088
Total	$—	$—	$72	$—	$—	$—	$214,301	$16,449	$230,822

YTD gross write-offs	$—	$—	$—	$—	$—	$—	$3	$—	$3

Installment and other loans
Pass/Watch	$5,264	$—	$44	$—	$—	$—	$—	$—	$5,308
Total	$5,264	$—	$44	$—	$—	$—	$—	$—	$5,308

YTD gross write-offs	$—	$—	$15	$—	$—	$—	$—	$—	$15
Total loans	$2,545,564	$3,349,730	$3,168,851	$2,593,759	$1,364,973	$4,069,831	$2,248,231	$24,475	$19,365,414
Total YTD gross write-offs	$188	$1,586	$3,166	$9,009	$553	$4,237	$12,733	$—	$31,472

Revolving loans that are converted to term loans presented in the table above are excluded from the term loans by vintage year columns.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2025, and 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

			Commercial	Residential	Installment
	Commercial	Construction	Real Estate	Mortgage	and Other
	Loans	Loans	Loans	and Equity Lines	Loans	Total
	($ In thousands)
Allowance for loan losses
2023 Ending Balance	$53,791	$8,180	$74,428	$18,140	$23	$154,562
Provision/(reversal) for expected credit losses	29,829	5	9,330	(2,283)	(4)	36,877
Charge-offs	(26,926)	—	(4,469)	(62)	(15)	(31,472)
Recoveries	1,102	—	308	386	2	1,798
Net (Charge-offs)/Recoveries	$(25,824)	$—	$(4,161)	$324	$(13)	$(29,674)

2024 Ending Balance	$57,796	$8,185	$79,597	$16,181	$6	$161,765
Provision/(reversal) for expected credit losses	12,899	(1,716)	50,162	8,520	1	69,866
Charge-offs	(33,101)	—	(4,562)	(74)	—	(37,737)
Recoveries	1,529	6	468	14	—	2,017
Net (Charge-offs)/Recoveries	$(31,572)	$6	$(4,094)	$(60)	$—	$(35,720)

2025 Ending Balance	$39,123	$6,475	$125,665	$24,641	$7	$195,911

Allowance for unfunded credit commitments, 2023 Ending Balance	$6,888	$2,165	$—	$—	$—	$9,053
Provision/(reversal) for expected credit losses	892	(269)	—	—	—	623
Allowance for unfunded credit commitments 2024 Ending Balance	$7,780	$1,896	$—	$—	$—	$9,676
Provision for expected credit losses	1,287	1,199	279	—	—	2,765
Allowance for unfunded credit commitments 2025 Ending Balance	$9,067	$3,095	$279	$—	$—	$12,441

Residential mortgage loans in process of formal foreclosure proceedings were $8.8 million as of December 31, 2025, and $6.7 thousand as of December 31, 2024.

5.         Investments in Affordable Housing and Alternative Energy Partnerships

The Company holds ownership interests in a number of limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States and alternative energy partnerships that qualify for energy tax credits. The Company evaluates its interests in these partnerships to determine whether they meet the definition of a Variable Interest Entity (“VIE”) and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company's involvement with the VIE. While the Company has determined that its interests in these entities meet the definition of a variable interest in accordance with ASC 810, the Company has determined that the Company is not the primary beneficiary in all but twelve of these partnerships because the Company does not have the power to direct the activities that most significantly impact the economic performance of the entities including operational and credit risk management activities.  As the Company is not the primary beneficiary, the Company did not consolidate the entities.

The investment in these entities approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $287.2 million and $289.6 million as of December 31, 2025, and 2024, respectively.

The Company’s investments in these partnerships, net, are presented in the table below:

	As of December 31,
	2025	2024
	($ In thousands)
Investments in affordable housing partnerships, net	$279,120	$277,567
Other borrowings for affordable housing limited partnerships	$17,582	$17,740
Investments in affordable housing unfunded commitments	$89,281	$99,521
Investments in alternative energy tax credit partnerships, net	$8,062	$12,044

As of December 31, 2025, twelve of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s Consolidated Financial Statements increased total assets and liabilities by $26.9 million as of December 31, 2025, and by $26.0 million as of December 31, 2024. Recourse in other borrowings for affordable housing limited partnerships is limited to the assets of the limited partnerships. Investments in alternative energy partnerships were $8.1 million and $12.0 million as of December 31, 2025, and 2024, respectively. As of December 31, 2025, the Company did not have any remaining balance in escrow related to alternative energy partnerships and $0.3 million, as of December 31, 2024, of this investment was in an escrow account with a major bank. Unfunded commitments for affordable housing limited partnerships was recorded under other liabilities.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As of December 31, 2025, the Company’s unfunded commitments related to investments in qualified affordable housing partnerships, net, are estimated to be paid as follows:

Amount
Year Ending December 31,	($ In thousands)
2026	$41,860
2027	25,479
2028	12,101
2029	1,935
2030	783
Thereafter	7,123
Total unfunded commitments	$89,281

Each of the partnerships must meet regulatory requirements for affordable housing, including long-term minimum compliance periods (such as a 15-year minimum compliance period for certain affordable housing tax credits) to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining tax credits to be utilized over a multiple-year period are $254.2 million for Federal and $2.6 million for State as of December 31, 2025. The possible inability to realize these tax credits and other returns from our investments in these partnerships can have a negative impact on our financial results. The risk of not being able to realize the tax credits and other returns depends on many factors, including changes in the applicable provisions of the tax code, the ability of the projects to be completed and properly managed and other factors that are outside of our control.  In 2025 and 2024, non-interest expense included $7.0 million and $6.1 million in impairment charges for investments in low-income housing partnerships.

The following table summarizes the Company’s usage of affordable housing and other tax credits including energy tax credits:

	As of December 31,
	2025	2024	2023
	($ In thousands)
Affordable housing and other tax credits recognized	$40,179	$35,448	$32,395
Alternative energy tax credits recognized	$—	$28,517	$41,320

6.         Premises and Equipment

Premises and equipment consisted of the following as of December 31, 2025, and December 31, 2024:

	As of December 31,
	2025	2024
	($ In thousands)
Land and land improvements	$42,567	$42,566
Building and building improvements	82,560	82,111
Furniture, fixtures and equipment	73,135	70,490
Leasehold improvement	18,039	18,608
Construction in process	503	744
	216,804	214,519
Less: Accumulated depreciation	129,225	125,843
Premises and equipment, net	$87,579	$88,676

The amount of depreciation included in operating expense was $5.9 million, $6.1 million and $7.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

7.         Goodwill and Other Intangible Assets

Goodwill.  Total goodwill was $375.7 million as of December 31, 2025, and 2024.  Additional information pertaining to the Company’s accounting policy for goodwill is summarized in Note 1 — Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets. The Company completed its annual goodwill impairment testing and additionally reviewed the macroeconomic conditions on its business performance and market capitalization and concluded that goodwill was not impaired as of December 31, 2025, and 2024.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Core Deposit Intangibles.

The following table presents the gross carrying amount and accumulated amortization of core deposits intangible assets as of December 31, 2025, and 2024:

	December 31,
	2025	2024
	($ In thousands)
Gross balance	$9,260	$10,562
Accumulated amortization	(5,936)	(6,292)
Impairment	(1,324)	(1,324)
Net carrying balance	$2,000	$2,946

There was no impairment write-down on core deposit intangibles during the year of  December 31, 2025. There were $0.1 million and $0.3 million in impairment write-down on core deposit intangibles during the year of December 31, 2024 and 2023, respectively, included in amortization of core deposit intangibles on the Consolidated Statements of Operations and Comprehensive Income.

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets were $0.9 million, $1.1 million and $1.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Amount
($ In thousands)
2026	$870
2027	$870
2028	$260
Total	$2,000

8.         Deposits

The following table displays deposit balances as of December 31, 2025, and December 31, 2024:

	As of December 31,
	2025	2024
	(In thousands)
Deposits
Non-interest-bearing demand deposits	$3,505,606	$3,284,342
NOW deposits	2,370,047	2,205,695
Money market deposits	3,800,471	3,372,773
Savings deposits	1,500,890	1,252,788
Time deposits	9,717,153	9,570,601
Total deposits	$20,894,167	$19,686,199

Time deposits outstanding as of December 31, 2025, mature as follows.

	Expected Maturity Date at December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
	($ In thousands)
Time deposits	$9,694,181	$19,892	$3,002	$54	$24	$—	$9,717,153

Accrued interest payable on client deposits was $26.2 million, $27.9 million, and $28.6 million as of December 31, 2025, 2024 and 2023, respectively. The following table summarizes the interest expense on deposits by account type for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
	($ In thousands)
NOW deposits	$36,493	$44,899	$40,952
Money market accounts	118,192	115,428	86,097
Saving accounts	22,933	17,448	8,916
Time deposits	374,232	458,490	331,997
Total	$551,850	$636,265	$467,962

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The aggregate amount of domestic time deposits in denominations that meet or exceed the current FDIC insurance limit of $250 thousand was $5.55 billion and $5.60 billion as of December 31, 2025, and 2024, respectively. Foreign offices’ time deposits of $192.1 million and $153.1 million as of December 31, 2025, and 2024, respectively, were in denominations of greater than $250 thousand.

9.         Borrowed Funds

There were no outstanding securities sold or entered into under agreements to repurchase at December 31, 2025, 2024 and 2023.

Securities sold under agreements to repurchase, if any, are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold.

As of  December 31, 2025, and 2024, there were no over-night borrowings from the FHLB. There were no advances from the FHLB as of December 31, 2025, and $60.0 million at a weighted average rate of 5.08% as of December 31, 2024. Our unused borrowing capacity from the Federal Home Loan Bank as of  December 31, 2025, was $7.89 billion and unpledged securities at  December 31, 2025, was $1.64 billion.

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

The balance of deferred bonuses was $2.7 million and $2.6 million at December 31, 2025, and 2024, respectively. Accrued interest of deferred bonuses were $136 thousand during 2025, $129 thousand during 2024, and $122 thousand during 2023.

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

As of  December 31, 2025, and 2024, Junior Subordinated Notes totaled $119.1 million, with a weighted average interest rate of 6.76% and 7.75%, respectively.  The Junior Subordinated Notes have a stated maturity term of 30 years. Interest expense on the Junior Subordinated Notes was $8.0 million, $8.1 million, and $6.5 million for years ended December 31, 2025, 2024 and 2023, respectively. Included in the 2023 interest expense is the amortization of the gain on cash flow interest rate swaps, early terminated in 2022.

10.         Capital Resources

Total equity was $2.93 billion as of December 31, 2025, an increase of $79.7 million, or 2.8%, from $2.85 billion at December 31, 2024, primarily due to net income of $315.1 million, other comprehensive income of $31.2 million, stock based compensation of $6.6 million, proceeds from dividend reinvestment of $2.6 million, and stock issued to directors of $1.0 million, offset by purchases of treasury stock of $180.3 million, common stock cash dividends of $93.8 million, and shares withheld related to net share settlement of RSU’s of $2.8 million. The Company paid cash dividends of $1.36 per common share in 2025, 2024, and in 2023.

On June 4, 2025, the Company announced a new stock repurchase program to buy back up to $150.0 million of the Company's common stock. The previous $125.0 million stock repurchase program announced on May 28, 2024, was completed on February 28, 2025, with the repurchase of a total of 2,905,487 shares at an average cost of $43.02. Under the new stock repurchase program, through  December 31, 2025, the Company repurchased 2,973,982 common shares at an average cost of $46.24 per share, for a total of $137.5 million under the current stock repurchase program.

The five special purpose trusts established for the purpose of issuing the Capital Securities are considered variable interest entities.  Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the Consolidated Financial Statements of the Company. The Junior Subordinated Notes, all of which were issued before May 19, 2010, are currently included in the Tier 2 capital of the Bancorp for regulatory capital purposes.  Under the Dodd-Frank Act, trust preferred securities issued before May 19, 2010, by bank holding companies with assets of less than $15.0 billion as of December 31, 2009, continue to qualify for Tier 1 capital treatment. As of December 31, 2025, and 2024, the Company’s assets exceeded the $15.0 billion threshold and, as a result, the Junior Subordinated Notes no longer qualify as Tier 1 capital for regulatory reporting purposes.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The table below summarizes the outstanding Junior Subordinated Notes issued by the Company to each trust as of December 31, 2025, and 2024:

As of December 31, 2025
		Principal	Not		Annualized	Current	Date of	Payable/
	Issuance	Balance of	Redeemable	Stated	Coupon	Interest	Rate	Distribution
Trust Name	Date	Notes	Until	Maturity	Rate	Rate	Change	Date
($ In thousands)
Cathay Capital Trust I	June 26,	$20,619	June 30,	June 30,	3-month	7.10%	December 30,	March 30
	2003		2008	2033	SOFR		2025	June 30
					+ 3.15%			September 30
					+ 0.26161%			December 30

Cathay Statutory Trust I	September 17,	20,619	September 17,	September 17,	3-month	6.97%	December 17,	March 17
	2003		2008	2033	SOFR		2025	June 17
					+ 3.00%			September 17
					+ 0.26161%			December 17

Cathay Capital Trust II	December 30,	12,887	March 30,	March 30,	3-month	6.85%	December 30,	March 30
	2003		2009	2034	SOFR		2025	June 30
					+ 2.90%			September 30
					+ 0.26161%			December 30

Cathay Capital Trust III	March 28,	46,392	June 15,	June 15,	3-month	5.46%	December 15,	March 15
	2007		2012	2037	SOFR		2025	June 15
					+ 1.48%			September 15
					+ 0.26161%			December 15

Cathay Capital Trust IV	May 31,	18,619	September 6,	September 6,	3-month	5.40%	December 8,	March 6
	2007		2012	2037	SOFR		2025	June 6
					+ 1.40%			September 6
					+ 0.26161%			December 6
Total Junior Subordinated Notes		$119,136

As of December 31, 2024
		Principal	Not		Annualized	Current	Date of	Payable/
	Issuance	Balance of	Redeemable	Stated	Coupon	Interest	Rate	Distribution
Trust Name	Date	Notes	Until	Maturity	Rate	Rate	Change	Date
($ In thousands)
Cathay Capital Trust I	June 26,	$20,619	June 30,	June 30,	3-month	8.02%	December 29,	March 30
	2003		2008	2033	SOFR		2024	June 30
					+ 3.15%			September 30
					+ 0.26161%			December 30

Cathay Statutory Trust I	September 17,	20,619	September 17,	September 17,	3-month	8.20%	December 16,	March 17
	2003		2008	2033	SOFR		2024	June 17
					+ 3.00%			September 17
					+ 0.26161%			December 17

Cathay Capital Trust II	December 30,	12,887	March 30,	March 30,	3-month	7.77%	December 29,	March 30
	2003		2009	2034	SOFR		2024	June 30
					+ 2.90%			September 30
					+ 0.26161%			December 30

Cathay Capital Trust III	March 28,	46,392	June 15,	June 15,	3-month	6.69%	December 15,	March 15
	2007		2012	2037	SOFR		2024	June 15
					+ 1.48%			September 15
					+ 0.26161%			December 15

Cathay Capital Trust IV	May 31,	18,619	September 6,	September 6,	3-month	6.66%	December 5,	March 6
	2007		2012	2037	SOFR		2024	June 6
					+ 1.40%			September 6
					+ 0.26161%			December 6
Total Junior Subordinated Notes		$119,136

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.         Income Taxes

For the years ended December 31, 2025, 2024, and 2023, the current and deferred amounts of the income tax expense are summarized as follows:

	Year Ended December 31,
	2025	2024	2023
	($ In thousands)
Current:
Federal	$20,278	$15,762	$5,428
State	42,651	36,557	48,812
Total Current	$62,929	$52,319	$54,240

Deferred:
Federal	$14,909	$(18,923)	$(1,676)
State	(2,764)	(1,833)	(3,106)
Total Deferred	$12,145	$(20,756)	$(4,782)

Total income tax expense	$75,074	$31,563	$49,458

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes. Net deferred tax assets as of December 31, 2025, and 2024 are included in other assets in the accompanying Consolidated Balance Sheets and are as follows:

	As of December 31,
	2025	2024
	($ In thousands)
Deferred Tax Assets
Loan loss allowance	$64,866	$52,484
Accrual for bonuses	7,093	5,770
Non-accrual interest	1,932	3,642
Write-down on equity securities and venture capital investments	4,010	1,958
Depreciation and amortization	1,703	—
Investment in affordable housing partnerships	2,913	—
State tax	—	2,910
Unrealized loss on securities available-for-sale, net	19,236	32,333
Tax credits carried forward	8,223	29,307
Net operating loss carried forward	3,276	3,249
Other, net	6,120	6,176
Gross deferred tax assets	$119,372	$137,829

Deferred Tax Liabilities
Investment in partnerships	$(5,531)	$—
Deferred loan costs	(9,565)	(9,569)
Unrealized gain on interest rate swaps	(315)	(502)
Unrealized gain on equity securities	(4,899)	(2,460)
Dividends on Federal Home Loan Bank common stock	(990)	(976)
Other, net	(5,196)	(4,712)
Gross deferred tax liabilities	$(26,496)	$(18,219)
Net deferred tax assets	$92,876	$119,610

Amounts for the current year are based upon estimates and assumptions and could vary from amounts shown on the tax returns as filed.

At December 31, 2025, the Company has California NOL carryovers of $33.5 million for which a California deferred tax asset of $3.2 million has been recorded reflecting the expected benefit of these California NOL carryovers.  The annual IRC Section 382 limitation is $7.3 million per year. If not utilized, a portion of the Company’s state NOL’s will begin to expire in 2030. At December 31, 2025, the Company’s federal tax credit carryovers total $11.7 million.  If not utilized, the federal tax credit carryovers will begin to expire in 2028.  The AMT tax credit carryovers can be carried forward indefinitely.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company had current income tax receivable of $13.3 million as of December 31, 2025, and $37.0 million as of December 31, 2024. The Company had $2.9 million of tax credits generated in 2025 that will be carried forward to 2026. Current income tax receivable is included in other assets in the accompanying Consolidated Balance Sheets.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2022 and by the California Franchise Tax Board back to 2021. It is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

Income tax expense from continuing operations results in effective tax rates that differ from the statutory federal income tax rate for the years indicated as follows:

	Year Ended December 31,
	2025		2024		2023
	($ In thousands)
US federal income tax rate expense computed at the statutory rate	$81,942	21.0%	$66,684	21.0%	$84,752	21.0%
Domestic Federal
Tax Credits:
Low-income housing tax credits	(40,179)	(10.3)	(35,448)	(11.1)	(32,395)	(8.1)
Solar investment tax credits	—	—	(28,517)	(9.0)	(41,320)	(10.2)
Non-taxable and non-deductible items	1,867	0.5	2,060	0.6	3,231	0.8
Other, net	(67)	—	(648)	(0.2)	(917)	(0.2)
Domestic State and Local Income Taxes, Net of Federal Income Tax Effect (1)	31,511	8.0	27,432	8.6	36,107	9.0
Income tax expense and effective tax rate, as reported	$75,074	19.2%	$31,563	9.9%	$49,458	12.3%

(1) State and local income taxes in California, New York State and New York City comprise the majority (greater than 50 percent) of the tax effect in this category for years 2025, 2024 and 2023.

The table below shows income tax paid, net of refunds received, by jurisdiction for the years indicated as follows:

	Year Ended December 31,
	2025	2024	2023
	($ In thousands)
Federal income tax	$4,147	$16,000	$18,200

State and local income tax
California	$16,326	$24,000	$30,500
New York State	5,876	10,282	11,800
New York City	10,000	5,000	8,700
Other	1,349	863	1,112
Total State and local income tax	$33,551	$40,145	$52,112

Total income tax paid	$37,698	$56,145	$70,312

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

12.         Stockholders’ Equity and Earnings per Share

As a bank holding company, the Bancorp’s ability to pay dividends will depend upon the dividends it receives from the Bank and on the income it may generate from any other activities in which it may engage, either directly or through other subsidiaries.

Under California banking law, the Bank may not, without regulatory approval, pay a cash dividend that exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period.  Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2025, is restricted to approximately $376.9 million. The amount of retained earnings available for cash dividends is restricted to approximately $433.6 million for December 31,2024.

Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the years ended December 31, 2025, and 2024 were as follows:

	2025			2024
	Pre-tax	Tax expense/ (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
Beginning balance, loss, net of tax	($ In thousands)
Securities AFS			$(85,607)			$(86,190)
Cash flow hedge derivatives			—			774
Total			$(85,607)			$(85,416)

Net unrealized gains/(losses) arising during the period
Securities AFS	$44,303	$13,096	$31,207	$1,123	$332	$791
Cash flow hedge derivatives	—	—	—	(1,099)	(325)	(774)
Total	44,303	13,096	31,207	24	7	17

Reclassification adjustment for net losses in net income
Securities AFS	—	—	—	(295)	(87)	(208)
Cash flow hedge derivatives	—	—	—	—	—	—
Total	—	—	—	(295)	(87)	(208)

Total other comprehensive income/(loss)
Securities AFS	$44,303	$13,096	31,207	$828	$245	583
Cash flow hedge derivatives	—	—	—	(1,099)	(325)	(774)
Total	$44,303	$13,096	$31,207	$(271)	$(80)	$(191)
Ending balance, loss, net of tax
Securities AFS			$(54,400)			$(85,607)
Cash flow hedge derivatives			—			—
Total			$(54,400)			$(85,607)

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	Year Ended December 31,
	2025			2024			2023
			Per			Per			Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	($ In thousands, except shares and per share data)

Net income	$315,124			$285,979			$354,124
Basic EPS, income	$315,124	69,184,832	$4.55	$285,979	72,068,850	$3.97	$354,124	72,573,025	$4.88

Effect of dilutive stock options and RSU		266,428			258,167			289,603

Diluted EPS, income	$315,124	69,451,260	$4.54	$285,979	72,327,017	$3.95	$354,124	72,862,628	$4.86

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

Financial instruments for which contract amounts represent the amount of credit risk include the following:

	As of December 31,
	2025	2024
	($ In thousands)
Commitments to extend credit	$3,809,999	$3,470,296
Standby letters of credit	536,745	439,769
Commercial letters of credit	4,442	12,347
Total	$4,351,186	$3,922,412

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

As of December 31, 2025, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

As of December 31, 2025, commitments to extend credit of $3.81 billion include commitments to fund fixed rate loans of $48.4 million and adjustable-rate loans of $3.76 billion. As of December 31, 2024, commitments to extend credit of $3.47 billion included commitments to fund fixed rate loans of $63.4 million and adjustable-rate loans of $3.41 billion.

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

ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term. The Company uses its incremental borrowing rate to determine the present value of its lease liabilities. The Company has elected to not separate lease and non-lease components. The Company has also elected not to recognize a ROU asset and lease liability for leases with original lease term of 12 months or less (short-term leases). The Company does not possess any leases that have variable lease payments or residual value guarantees as of December 31, 2025, and 2024.

The following table represents the operating lease amounts reported on the Consolidated Balance Sheets and other supplemental information as of December 31, 2025, and December 31, 2024:

	December 31, 2025	December 31, 2024
	($ In millions)
Operating Leases:
ROU assets	$34.2	$28.6
Lease liabilities	$36.1	$30.9

Weighted-average remaining lease term (in years)	4.3	3.8
Weighted-average discount rate	4.3%	4.1%

Operating cash flows from operating leases	$11.2	$11.4
ROU assets obtained in exchange for lease obligations	$15.1	$4.4

Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $13.5 million, $13.4 million and $12.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, and includes short-term leases that were immaterial.

The following table presents a maturity analysis of the Company’s operating lease liabilities as of  December 31, 2025:

As of December 31, 2025
Operating Leases
($ In thousands)
2026	$10,938
2027	9,573
2028	8,227
2029	5,174
2030	2,849
Thereafter	2,831
Total lease payments	$39,592
Less amount of payment representing interest	(3,490)
Total present value of lease payments	$36,102

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

The Company offers various interest rate derivative contracts to its clients. When derivative transactions are executed with its clients, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts are intended to allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are generally not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with clients throughout the terms of these contracts, except for the credit valuation adjustment component.  The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements. As of December 31, 2025, and 2024, the Company had outstanding interest rate derivative contracts with certain clients and third-party financial institutions with a notional amount of $1.02 billion and $680.5 million, respectively, with a fair value of $24.0 million and $32.7 million, respectively, for both clients and third-party financial institutions.  As of  December 31, 2025, and 2024, for borrower swap transactions, there were no notional amount of interest rate swaps cleared through the CCP.

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

As of December 31, 2025, and 2024, the Bank’s outstanding fair value interest rate swap contracts matched to individual fixed-rate commercial real estate loans had a notional amount of $47.6 million and $81.3 million with a fair value of $1.6 million and $3.3 million, respectively, and for various terms from three to ten years. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial real estate loans due to changes in interest rates. The swap contracts are structured so that the notional amounts reduce over time to match the contractual amortization of the underlying loan and allow prepayments with the same pre-payment penalty amounts as the related loan.  As of December 31, 2025, and 2024, the ineffective portion of these interest rate swaps was not significant.

The Company has designated as a partial-term hedging election $577.6 million and $793.80 million notional with a fair value loss of $4.0 million and $321 thousand as last-of-layer hedge on pools of loans with a notational value of $882.1 million and $1.32 billion as of December 31, 2025, and 2024, respectively.  The loans are not expected to be affected by prepayment, defaults, or other factors affecting the timing and amount of cash flows under the last-of-layer method. The Company has entered into these pay-fixed and receive 1-Month Term SOFR interest rate swaps to convert the last-of-layer $577.6 million portion of a $882.1 million fixed rate loan pools in order to reduce the Company’s exposure to higher interest rates for the last-of-layer tranches. As of  December 31, 2025, and 2024, the last-of-layer loan tranche had a net fair value basis adjustment of $5.0 million and $1.2 million, respectively.  The interest rate swap converts this last-of-layer tranche into a floating rate instrument. The Company’s risk management objective with respect to this last-of-layer interest rate swap is to reduce interest rate exposure as to the last-of-layer tranche.

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

The notional amount and net unrealized loss of the Company’s fair value hedge derivative financial instruments as of December 31, 2025, and December 31, 2024, were as follows:

	December 31, 2025	December 31, 2024
Fair value swap hedges:	($ In thousands)
Notional	$625,222	$875,117
Weighted average fixed rate-pay	4.06%	3.55%
Weighted average variable rate spread	0.19%	0.22%
Weighted average variable rate-received	4.41%	5.36%

Net (loss)/gain (1)	$(2,417)	$3,644

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Year ended
	December 31, 2025	December 31, 2024
Periodic net settlement of SWAPs (2)	$2,728	$16,477

(1) the amount is included in other non-interest income.
(2) the amount of periodic net settlement of interest rate swaps was included in interest income.

Included in the total notional amount of $625.2 million and $875.1 million of the fair value hedge contracts entered into with financial counterparties as of December 31, 2025, and 2024, was a notional amount of $571.2 million and $572.8 million of interest rate swaps that cleared through the CCP, respectively. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $3.4 million and $158 thousand as of December 31, 2025, and 2024, respectively.

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

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of December 31, 2025, and December 31, 2024, were as follows:

Derivative financial instruments	December 31, 2025	December 31, 2024
not designated as hedging instruments:	($ In thousands)
Notional amounts:
Forward, and swap contracts with positive fair value	$1,194,638	$743,257
Forward, and swap contracts with negative fair value	$1,056,592	$852,409
Fair value:
Forward, and swap contracts with positive fair value	$24,199	$33,237
Forward, and swap contracts with negative fair value	$(24,061)	$(33,531)

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025, and at December 31, 2024:

As of December 31, 2025	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets	($ In thousands)
Securities AFS
U.S. Treasury securities	$828,193	$—	$—	$828,193
U.S. government agency entities	—	5,822	—	5,822
U.S. government sponsored entities	—	25,011	—	25,011
Mortgage-backed securities	—	629,437	—	629,437
Collateralized mortgage obligations	—	22,748	—	22,748
Corporate debt securities	—	147,012	—	147,012
Total securities available-for-sale	828,193	830,030	—	1,658,223

Equity securities
Mutual funds	8,691	—	—	8,691
Preferred stock of government sponsored entities	9,364	—	—	9,364
Other equity securities	14,699	—	—	14,699
Total equity securities	32,754	—	—	32,754
Interest rate swaps	—	26,472	—	26,472
Foreign exchange contracts		211	—	211
Total assets	$860,947	$856,713	$—	$1,717,660

Liabilities
Interest rate swaps	$—	$28,917	$—	$28,917
Foreign exchange contracts	—	73	—	73
Total liabilities	$—	$28,990	$—	$28,990

As of December 31, 2024	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets	($ In thousands)
Securities AFS
U.S. Treasury securities	$621,462	$—	$—	$621,462
U.S. government agency entities	—	9,149	—	9,149
Mortgage-backed securities	—	684,016	—	684,016
Collateralized mortgage obligations	—	24,556	—	24,556
Corporate debt securities	—	207,945	—	207,945
Total securities available-for-sale	621,462	925,666	—	1,547,128

Equity securities
Mutual funds	5,532	—	—	5,532
Preferred stock of government sponsored entities	7,287	—	—	7,287
Other equity securities	20,071	—	—	20,071
Total equity securities	32,890	—	—	32,890
Interest rate swaps	—	39,958	—	39,958
Foreign exchange contracts		490	—	490
Total assets	$654,352	$966,114	$—	$1,620,466

Liabilities
Interest rate swaps	$—	$36,319	$—	$36,319
Foreign exchange contracts	—	785	—	785
Total liabilities	$—	$37,104	$—	$37,104

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial assets and liabilities measured at estimated fair value on a non-recurring basis.

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower-of-cost-or-fair value or other impairment write-downs of individual assets. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. For the periods ended December 31, 2025, and December 31, 2024, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Consolidated Balance Sheets as of December 31, 2025, and 2024, the following tables set forth the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets at December 31, 2025, and  December 31, 2024, and the total losses for the periods indicated:

	As of December 31, 2025				Total Losses
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2025	December 31, 2024
Assets	($ In thousands)

Non-accrual loans by type:
Commercial loans	$—	$—	$1,030	$1,030	$6,395	$5,654
Commercial real estate loans	—	—	28,356	28,356	4,562	4,049
Residential mortgage and equity lines	—	—	217	217	—	59
Total non-accrual loans	—	—	29,603	29,603	10,957	9,762
Other real estate owned (1)	—	—	32,356	32,356	—	—
Other equity securities	—	—	19,132	19,132	—	—
Investments in venture capital	—	—	84	84	2	147
Total assets	$—	$—	$81,175	$81,175	$10,959	$9,909

(1) Other real estate owned balance of $30.3 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2024				Total Losses
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2024	December 31, 2023
Assets	($ In thousands)

Non-accrual loans by type:
Commercial loans	$—	$—	$10,896	$10,896	$5,654	$—
Commercial real estate loans	—	—	15,320	15,320	4,049	4,069
Residential mortgage and equity lines	—	—	243	243	59	—
Total non-accrual loans	—	—	26,459	26,459	9,762	4,069
Other real estate owned (1)	—	—	24,126	24,126	—	—
Other equity securities	—	—	1,539	1,539	—	—
Investments in venture capital	—	—	86	86	147	227
Total assets	$—	$—	$52,210	$52,210	$9,909	$4,296

(1) Other real estate owned balance of $23.4 million in the Consolidated Balance Sheets is net of estimated disposal costs.

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

The following tables sets forth the carrying amounts and notional amounts and estimated fair value of financial instruments as of  December 31, 2025, and  December 31, 2024:

	December 31, 2025		December 31, 2024
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	($ In thousands)
Financial Assets
Cash and due from banks	$146,320	$146,320	$157,167	$157,167
Short-term investments	1,278,089	1,278,089	882,353	882,353
Securities AFS	1,658,223	1,658,223	1,547,128	1,547,128
Loans, net	19,936,388	20,516,176	19,203,649	19,500,647
Equity securities	51,886	51,886	34,429	34,429
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$176,037	$211	$62,794	$490
Interest rate swaps	1,113,823	26,472	1,065,580	39,958

Financial Liabilities	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Deposits	$20,894,167	$20,884,386	$19,686,199	$19,670,327
Advances from Federal Home Loan Bank	—	—	60,000	59,606
Other borrowings	17,582	15,394	17,740	15,281
Long-term debt	119,136	79,818	119,136	73,752

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	37,991	73	171,945	785
Interest rate swaps	1,590,384	28,917	1,198,471	36,319

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,809,999	$(21,357)	$3,470,296	$(18,226)
Standby letters of credit	536,745	(2,971)	439,769	(2,900)
Other letters of credit	4,442	(5)	12,347	(14)

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables set forth the level in the fair value hierarchy for the estimated fair values of financial instruments as of December 31, 2025, and December 31, 2024, excluding financial instruments recorded at fair value on a recurring basis already presented in other tables in this note:

	As of December 31, 2025
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	($ In thousands)
Financial Assets
Cash and due from banks	$146,320	$146,320	$—	$—
Short-term investments	1,278,089	1,278,089	—	—
Loans, net	20,516,176	—	—	20,516,176
Equity securities	19,132	—	—	19,132
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Financial Liabilities
Deposits	20,884,386	—	—	20,884,386
Advances from Federal Home Loan Bank	—	—	—	—
Other borrowings	15,394	—	—	15,394
Long-term debt	79,818	—	79,818	—

	As of December 31, 2024
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	($ In thousands)
Financial Assets
Cash and due from banks	$157,167	$157,167	$—	$—
Short-term investments	882,353	882,353	—	—
Loans, net	19,500,647	—	—	19,500,647
Equity securities	1,539	—	—	1,539
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Financial Liabilities
Deposits	19,670,327	—	—	19,670,327
Advances from Federal Home Loan Bank	59,606	—	59,606	—
Other borrowings	15,281	—	—	15,281
Long-term debt	73,752	—	73,752	—

17.         Revenue from Contracts with Clients

The Company’s revenue from contracts with clients consists primarily of service charges and fees related to deposit accounts and wealth management fees.

The following is a summary of revenue from contracts with clients that are in-scope and not in-scope under ASC 606:

	Year Ended December 31,
	2025	2024	2023
	($ In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$10,295	$9,305	$9,204
Wealth management fees	23,688	24,055	17,506
Other service fees(1)	19,810	18,903	17,202
Total in-scope non-interest income	53,793	52,263	43,912

Non-interest income, not in-scope(2)	21,639	3,401	24,380
Total non-interest income	$75,432	$55,664	$68,292

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

18.         Employee Benefit Plans

Employee Stock Ownership Plan. Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company can make annual contributions to a trust in the form of either cash or common stock of the Bancorp for the benefit of eligible employees.  Employees are eligible to participate in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for each of two consecutive years for salaried part-time employees. The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations.  The Company also pays for the administration of this plan and of the trust.  The Company has not made contributions to the trust since 2004 and does not expect to make any contributions in the future.  Effective June 17, 2004, the ESOP was amended to provide the participants the election either to reinvest the dividends on the Company stock allocated to their accounts or to have these dividends distributed to the participant. The ESOP trust purchased 15,898 shares in 2025, 21,218 shares in 2024, and 16,555 shares in 2023, of the Bancorp’s common stock at an aggregate cost of $742 thousand in 2025, $867 thousand in 2024, and $613 thousand in 2023.  The distribution of benefits to participants totaled 24,598 shares in 2025, 25,697 shares in 2024, and 33,554 shares in 2023.  As of December 31, 2025, the ESOP owned 614,028 shares, or 0.91%, of the Company’s outstanding common stock.

401(k) Plan.  In 1997, the Board approved the Company’s 401(k) Profit Sharing Plan, which began on March 1, 1997. Salaried employees who have completed one month of service and have attained the age of 21 are eligible to participate.  Enrollment dates are on the first of each month. Participants may contribute up to 75% of their eligible compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code. Participants may change their contribution election on the enrollment dates. Effective October 1, 2022, the vesting schedule for the matching contribution is 0% for less than three years of service and 100% after three years of service.  Effective on June 1, 2018, the Company matches 100% on the first 5.0% of eligible compensation contributed per pay period by the participant, on the first day of the following month after 30 days of service. The Company’s contribution amounted to $4.9 million in 2025, $4.3 million in 2024, and $4.5 million in 2023. The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulations.  Participants may also borrow up to 50% of the vested amount, with a maximum of $50 thousand.  The minimum loan amount is $1 thousand.

Bank-Owned Life Insurance. As of December 31, 2025, and 2024, cash surrender value of bank-owned life insurance was $53.2 million and $52.1 million, respectively. The Bank is the beneficiary under the policy. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier and pay a fixed dollar amount to the beneficiary designated by the officer.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

19.         Equity Incentive Plans

Pursuant to the Company’s 2005 Incentive Plan, as amended and restated in May 2025 (the "2005 Incentive Plan"), the Company may grant incentive stock options (employees only), non-statutory stock options, common stock awards, restricted stock, RSUs, stock appreciation rights and cash awards to non-employee directors and eligible employees.

As of December 31, 2025, 2,770,049 shares were available under the 2005 Incentive Plan for future grants.

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

The following table presents RSU activity for 2025, 2024, and 2023:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2022	202,059	$33.29	362,965	$31.56
Granted	86,809	37.92	123,504	38.41
Vested	(92,075)	34.29	(136,808)	34.21
Forfeited	(2,404)	37.77	—	—
Balance at December 31, 2023	194,389	$34.83	349,661	$32.94
Granted	77,361	37.75	121,412	37.79
Vested	(42,241)	36.38	(113,764)	36.91
Forfeited	(27,043)	41.71	(17,395)	39.26
Balance at December 31, 2024	202,466	$34.70	339,914	$33.02
Granted	72,684	46.07	89,777	46.00
Vested	(52,179)	44.05	(104,318)	42.82
Forfeited	(12,270)	39.95	(12,342)	37.91
Balance at December 31, 2025	210,701	$36.00	313,031	$33.28

The compensation expense recorded for RSUs was $6.6 million in 2025, $6.0 million in 2024, and $7.0 million in 2023. Unrecognized stock-based compensation expense related to RSUs was $9.6 million and $9.6 million as of December 31, 2025, and 2024, respectively.  As of December 31, 2025, these costs are expected to be recognized over the next 1.8 years.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

20.         Condensed Financial Information of Cathay General Bancorp

The condensed financial information of the Bancorp as of December 31, 2025, and December 31, 2024, and for the years ended December 31, 2025, 2024 and 2023 is as follows:

Balance Sheets

	As of December 31,
	2025	2024
	($ In thousands, except
	share and per share data)
Assets
Cash	$16,907	$50,174
Short-term certificates of deposit	336	336
Equity securities	21,011	25,171
Investment in Cathay Bank subsidiary	3,013,159	2,898,510
Investment in non-bank subsidiary	68	68
Other assets	3,786	3,747
Total assets	$3,055,267	$2,978,006
Liabilities
Junior subordinated debt	$119,136	$119,136
Other liabilities	10,743	13,166
Total liabilities	129,879	132,302
Commitments and contingencies	—	—
Stockholders' equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 91,803,148 issued and 67,200,216 outstanding at December 31, 2025, and 91,615,458 issued and 70,863,324 outstanding at December 31, 2024	918	916
Additional paid-in-capital	1,001,401	993,962
Accumulated other comprehensive loss, net	(54,400)	(85,607)
Retained earnings	2,909,677	2,688,353
Treasury stock, at cost (24,603,022 shares at December 31, 2025, and 20,752,134 shares at December 31, 2024)	(932,208)	(751,920)
Total equity	2,925,388	2,845,704
Total liabilities and equity	$3,055,267	$2,978,006

Statements of Operations

	Year Ended December 31,
	2025	2024	2023
	($ In thousands)
Cash dividends from Cathay Bank	$250,000	$216,000	$134,000
Interest income	23	19	44
Interest expense	8,048	8,129	6,480
Non-interest (loss)/income	(4,111)	(9,371)	17,757
Non-interest expense	3,942	3,742	4,065
Income before income tax expense	233,922	194,777	141,256
Income tax (benefit)/expense	(4,350)	(5,695)	1,707
Income before undistributed earnings of subsidiaries	238,272	200,472	139,549
Undistributed earnings of subsidiary	76,852	85,507	214,575
Net income	$315,124	$285,979	$354,124

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	($ In thousands)
Cash flows from Operating Activities
Net income	$315,124	$285,979	$354,124
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(76,852)	(85,507)	(214,575)
Loss/(gain) on equity securities	4,160	9,271	(17,977)
Write-downs on venture capital and other investments	2	148	179
Loss in fair value of warrants	—	—	50
Stock issued to directors as compensation	1,020	850	850
Net change in accrued interest receivable and other assets	(1,947)	(2,350)	5,216
Net change in other liabilities	(517)	980	(2,371)
Net cash provided by operating activities	240,990	209,371	125,496

Cash flows from Investment Activities
Venture capital and other investments	—	4	168
Net cash provided by investment activities	—	4	168

Cash flows from Financing Activities
Cash dividends paid	(93,800)	(97,967)	(98,638)
Proceeds from shares issued under the Dividend Reinvestment Plan	2,610	2,933	3,491
Taxes paid related to net share settlement of RSUs	(2,779)	(3,726)	(4,490)
Purchase of treasury stock	(180,288)	(84,703)	(16,667)
Net cash used in financing activities	(274,257)	(183,463)	(116,304)
(Decrease)/Increase in cash, cash equivalents and restricted cash	(33,267)	25,912	9,360
Cash, cash equivalents, and restricted cash, beginning of the year	50,174	24,262	14,902
Cash, cash equivalents, and restricted cash, end of the period	$16,907	$50,174	$24,262

21.         Dividend Reinvestment Plan

The Company has a Dividend Reinvestment Plan which allows for participants’ reinvestment of cash dividends and certain optional additional investments in the Bancorp’s common stock.  Shares issued under the plan and the consideration received were 55,563 shares for $2.6 million in 2025, 70,503 shares for $2.9 million in 2024, and 93,182 shares for $3.5 million in 2023.

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

The Federal Deposit Insurance Corporation has established five capital ratio categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A well-capitalized institution must have a common equity tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10%, and a Tier 1 leverage capital ratio equal to or greater than 5%.  As of December 31, 2025, and 2024, the Bank qualified as well capitalized under the regulatory framework for prompt corrective action.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Bancorp’s and the Bank’s capital and leverage ratios as of December 31, 2025, and December 31, 2024, are presented in the tables below:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2025	($ In thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,590,921	13.27	$1,367,037	7.00	$1,269,392	6.50
Cathay Bank	2,678,692	13.73	1,366,177	7.00	1,268,593	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,590,921	13.27	1,659,974	8.50	1,562,328	8.00
Cathay Bank	2,678,692	13.73	1,658,929	8.50	1,561,345	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,914,774	14.93	2,050,556	10.50	1,952,910	10.00
Cathay Bank	2,887,045	14.79	2,049,266	10.50	1,951,682	10.00

Leverage Ratio
Cathay General Bancorp	2,590,921	10.91	950,270	4.00	1,187,838	5.00
Cathay Bank	2,678,692	11.28	949,627	4.00	1,187,034	5.00

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2024	($ In thousands)

Common Equity Tier 1 to Risk-Weighted Assets
Cathay General Bancorp	$2,521,240	13.54	$1,303,177	7.00	$1,210,093	6.50
Cathay Bank	2,574,047	13.84	1,302,198	7.00	1,209,184	6.50

Tier 1 Capital to Risk-Weighted Assets
Cathay General Bancorp	2,521,240	13.54	1,582,429	8.50	1,489,345	8.00
Cathay Bank	2,574,047	13.84	1,581,240	8.50	1,488,226	8.00

Total Capital to Risk-Weighted Assets
Cathay General Bancorp	2,808,181	15.08	1,954,765	10.50	1,861,681	10.00
Cathay Bank	2,745,488	14.76	1,953,297	10.50	1,860,283	10.00

Leverage Ratio
Cathay General Bancorp	2,521,240	10.96	920,018	4.00	1,150,023	5.00
Cathay Bank	2,574,047	11.20	919,148	4.00	1,148,935	5.00

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

Financial instruments that are eligible for offset in the Consolidated Balance Sheets, as of December 31, 2025, and December 31, 2024, are presented in the following tables:

				Gross Amounts Not
				Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
December 31, 2025	($ In thousands)

Assets:
Derivatives	$26,472	$6,089	$20,383	$—	$1,409	$18,974

Liabilities:
Derivatives	$28,917	$—	$28,917	$—	$—	$28,917

December 31, 2024

Assets:
Derivatives	$39,958	$34,609	$5,349	$—	$174	$5,175

Liabilities:
Derivatives	$36,319	$—	$36,319	$—	$—	$36,319

24.         Subsequent Events

On February 13, 2026, the Company’s Board of Directors declared first quarter 2026 dividends for the Company’s common stock. The common stock cash dividend of $0.38 per share will be paid on March 9, 2026, to stockholders of record on February 26, 2026.

The Company has evaluated the effect of events that have occurred subsequent to December 31, 2025, through the date of issuance of the Consolidated Financial Statements. Based on this evaluation, the Company has determined none of these events would require recognition in the Consolidated Financial Statements or disclosure in the notes to the Consolidated Financial Statements.