Form 10-Q
period 2026-03-31
CATHAY GENERAL BANCORP
filed 2026-05-08
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number	001-31830

CATHAY GENERAL BANCORP

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CATY	Nasdaq Global Select Market

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

Common stock, $0.01 par value, 67,035,475 shares outstanding as of April 30, 2026.

    CATHAY GENERAL BANCORP AND SUBSIDIARIES

1ST QUARTER 2026 REPORT ON FORM 10-Q

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

The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, loan and deposit growth, investment and expenditure plans, financing needs and availability, level of nonperforming assets, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “optimistic,” “plans,” “potential,” “possible,” “predicts,” “projects,” “seeks,” “shall,” “should,” “will,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks, uncertainties and other factors include, but are not limited to:

●	local, regional, national and international economic and market conditions and events and the impact they may have on us, our clients and our operations, assets and liabilities;
●	possible additional provisions for loan losses and charge-offs;
●	credit risks of lending activities and deterioration in asset or credit quality;
●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
●	increased costs of compliance and other risks associated with changes in regulation;
●	higher capital requirements from the implementation of the Basel III capital standards;
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	environmental liabilities;
●	our ability to generate anticipated returns from our investments and/or financings in certain tax advantaged-projects;
●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	natural disasters, public health crises (including the occurrence of a contagious disease or illness) and geopolitical events (including wars and armed conflicts);
●	potential for new or increased tariffs or trade restrictions;
●	failures, interruptions, or security breaches of our information systems;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;
●	adverse results in legal proceedings;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in accounting standards or tax laws and regulations;
●	market disruption and volatility;
●	fluctuations in the Bancorp’s stock price;
●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
●	issuances of preferred stock;
●	capital level requirements and successfully raising additional capital, if needed, and the resulting dilution of interests of holders of Bancorp common stock; and
●	the soundness of other financial institutions.

These and other factors are further described in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025 (Item 1A in particular), other reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings Bancorp makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements. We have no intention and undertake no obligation to update any forward-looking statement or to announce publicly any revision of any forward-looking statement to reflect developments, events, occurrences or circumstances after the date of such statement, except as required by law.

Bancorp’s filings with the SEC are available at the website maintained by the SEC at http://www.sec.gov, or by request directed to Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attention: Investor Relations (626) 279-3296.

   PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ In thousands, except par value and share data)	March 31, 2026	December 31, 2025

Assets
Cash and due from banks	$135,540	$146,320
Short-term investments and interest-bearing deposits	1,069,943	1,278,089
Securities available-for-sale at fair value (amortized cost of $1,740,858 at March 31, 2026, and $1,735,451 at December 31, 2025)	1,678,140	1,658,223
Loans held for sale	6,902	—
Loans held for investment	20,174,589	20,147,202
Less: Allowance for loan losses	(208,786)	(195,911)
Unamortized deferred loan fees, net	(14,164)	(14,903)
Loans held for investment, net	19,951,639	19,936,388
Equity securities (fair value of $26,617 at March 31, 2026, and $32,754 at December 31, 2025)	69,202	51,886
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	33,436	30,336
Affordable housing investments and alternative energy partnerships, net	287,283	287,182
Premises and equipment, net	88,464	87,579
Customers’ liability on acceptances	5,409	4,385
Accrued interest receivable	94,570	96,993
Goodwill	375,696	375,696
Other intangible assets, net	2,450	2,683
Right-of-use assets - operating leases	34,737	34,187
Other assets	197,969	222,378
Total assets	$24,048,630	$24,229,575

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$3,399,461	$3,505,606
Interest-bearing:
NOW deposits	2,336,121	2,370,047
Money market deposits	3,701,873	3,800,471
Savings deposits	1,518,300	1,500,890
Time deposits	9,719,892	9,717,153
Total deposits	20,675,647	20,894,167
Long-term debt	119,136	119,136
Acceptances outstanding	5,409	4,385
Lease liabilities - operating leases	36,581	36,102
Other liabilities	225,209	250,397
Total liabilities	21,061,982	21,304,187
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 91,818,560 issued and 66,972,039 outstanding at March 31, 2026, and 91,803,148 issued and 67,200,126 outstanding at December 31, 2025	918	918
Additional paid-in-capital	1,003,609	1,001,401
Accumulated other comprehensive loss, net	(44,178)	(54,400)
Retained earnings	2,971,119	2,909,677
Treasury stock, at cost (24,846,521 shares at March 31, 2026, and 24,603,022 shares at December 31, 2025)	(944,820)	(932,208)
Total stockholders' equity	2,986,648	2,925,388
Total liabilities and stockholders' equity	$24,048,630	$24,229,575

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
($ In thousands, except share and per share data)	2026	2025

Interest and Dividend Income
Loans receivable	$298,935	$293,984
Investment securities	12,983	12,103
Federal Home Loan Bank stock	874	379
Deposits with banks	10,118	12,929
Total interest and dividend income	322,910	319,395

Interest Expense
Time deposits	84,846	96,066
Other deposits	41,006	42,434
Advances from Federal Home Loan Bank	1,010	1,904
Long-term debt	1,829	2,020
Short-term debt	51	332
Total interest expense	128,742	142,756

Net interest income before provision for credit losses	194,168	176,639
Provision for credit losses	18,193	15,500
Net interest income after provision for credit losses	175,975	161,139

Non-Interest Income
Net gains/(losses) from equity securities	17,316	(4,191)
Impairment loss on investment securities	(15,685)	—
Letters of credit commissions	2,406	2,091
Depository service fees	2,014	1,752
Wealth management fees	7,102	6,169
Other operating income	7,506	5,383
Total non-interest income	20,659	11,204

Non-Interest Expense
Salaries and employee benefits	45,511	42,427
Occupancy expense	5,816	5,737
Computer and equipment expense	5,627	6,054
Professional services expense	7,782	7,448
Data processing service expense	4,015	4,406
FDIC and regulatory assessments	2,447	3,399
Marketing expense	1,863	1,878
Other real estate owned expense	1,589	244
Amortization of investments in low-income housing and alternative energy partnerships	6,740	9,054
Amortization of core deposit intangibles	218	250
Other operating expense	5,072	4,759
Total non-interest expense	86,680	85,656

Income before income tax expense	109,954	86,687
Income tax expense	23,068	17,181
Net income	$86,886	$69,506

Other Comprehensive Income, net of tax
Net holding gains on securities available-for-sale	10,222	13,860
Total comprehensive income	$97,108	$83,366

Net Income Per Common Share:
Basic	$1.30	$0.99
Diluted	$1.29	$0.98
Cash dividends paid per common share	$0.38	$0.34
Average Common Shares Outstanding:
Basic	67,040,473	70,379,835
Diluted	67,387,657	70,679,640

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three Months Ended	Shares	Amount	Capital	(Loss)/Income	Earnings	Stock	Equity
	($ In thousands, except share and per share data)
Balance at December 31, 2025	67,200,126	$918	$1,001,401	$(54,400)	$2,909,677	$(932,208)	$2,925,388
Dividend Reinvestment Plan	14,380	—	675	—	—	—	675
Restricted stock units vested	1,032	—	—	—	—	—	—
Shares withheld related to net share
settlement of RSUs	—	—	(38)	—	—	—	(38)
Purchases of treasury stock	(243,499)	—	—	—	—	(12,612)	(12,612)
Stock-based compensation	—	—	1,571	—	—	—	1,571
Cash dividends of $0.38 per share	—	—	—	—	(25,444)	—	(25,444)
Other comprehensive income	—	—	—	10,222	—	—	10,222
Net income	—	—	—	—	86,886	—	86,886
Balance at March 31, 2026	66,972,039	$918	$1,003,609	$(44,178)	$2,971,119	$(944,820)	$2,986,648

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three Months Ended	Shares	Amount	Capital	(Loss)/Income	Earnings	Stock	Equity
	($ In thousands, except share and per share data)
Balance at December 31, 2024	70,863,324	$916	$993,962	$(85,607)	$2,688,353	$(751,920)	$2,845,704
Dividend Reinvestment Plan	15,852	—	695	—	—	—	695
Restricted stock units vested	32,438	—	—	—	—	—	—
Stock issued to directors	—	—	—	—	—	—	—
Shares withheld related to net share
settlement of RSUs	—	—	(791)	—	—	—	(791)
Purchases of treasury stock	(876,906)	—	—	—	—	(41,465)	(41,465)
Stock-based compensation	—	—	1,505	—	—	—	1,505
Cash dividends of $0.34 per share	—	—	—	—	(23,855)	—	(23,855)
Other comprehensive income	—	—	—	13,860	—	—	13,860
Net income	—	—	—	—	69,506	—	69,506
Balance at March 31, 2025	70,034,708	$916	$995,371	$(71,747)	$2,734,004	$(793,385)	$2,865,159

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	($ In thousands)
Cash Flows from Operating Activities
Net income	$86,886	$69,506
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	18,193	15,500
Deferred tax provision	6,662	978
Depreciation and amortization	1,667	1,835
Amortization of right-of-use asset	2,377	2,305
Change in operating lease liabilities	479	1,269
Net gains on sale and transfers of other real estate owned	(1,277)	—
Net gains on sale of loans	—	(121)
Loss on sales or disposal of premises and equipment	—	14
Amortization on alternative energy partnerships, venture capital and other investments	6,740	9,054
Impairment loss on investment securities	15,685	—
Amortization/accretion of securities available-for-sale premiums/discounts, net	(7,340)	(5,265)
Unrealized (gain)/ loss on equity securities	(17,316)	4,191
Stock-based compensation and stock issued to officers as compensation	1,571	1,505
Net change in accrued interest receivable and other assets	11,415	40,065
Net change in other liabilities	(27,397)	(41,877)
Net cash provided by operating activities	98,345	98,959

Cash Flows from Investing Activities
Purchase of securities available-for-sale	(515,644)	(464,837)
Proceeds from repayments, maturities and calls of securities available-for-sale	501,880	602,868
Proceeds from sale of other real estate owned	2,109	773
Proceeds from sale of loans originally classified as held-for-investment	—	15,263
Net increase in loans	(40,359)	(6,925)
Purchase of premises and equipment	(2,319)	(2,698)
Net (increase)/decrease in affordable housing investments and alternative energy partnerships	(6,992)	771
Net cash (used)/provided for investing activities	(61,325)	145,215

Cash Flows from Financing Activities
(Decrease)/increase in deposits	(218,527)	131,236
Advances from Federal Home Loan Bank	4,331,000	2,399,000
Repayment of Federal Home Loan Bank borrowings	(4,331,000)	(2,364,000)
Cash dividends paid	(25,444)	(23,855)
Purchases of treasury stock	(12,612)	(41,465)
Proceeds from shares issued under Dividend Reinvestment Plan	675	695
Taxes paid related to net share settlement of RSUs	(38)	(791)
Net cash (used)/provided for financing activities	(255,946)	100,820

(Decrease)/increase in cash, cash equivalents, and restricted cash	(218,926)	344,994
Cash, cash equivalents, and restricted cash, beginning of the period	1,424,409	1,039,520
Cash, cash equivalents, and restricted cash, end of the period	$1,205,483	$1,384,514

Supplemental Cash Flow Information
Cash paid during the period:
Interest	$131,460	$147,629
Income taxes	$4,393	$370
Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$10,222	$13,860
Loans transferred from held-for-investment to held-for-sale	$6,902	$26,901
Transfers to other real estate owned from loans held-for-investment	$3,932	$1,186

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), and twelve limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of March 31, 2026, the Bank operates 24 branches in Southern California, 17 branches in Northern California, 9 branches in New York State, four in Washington State, two in Illinois, two in Texas, one in Maryland, Massachusetts, Nevada, and New Jersey, one in Hong Kong, and a representative office in Taipei, Beijing, and Shanghai. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”). Current activities of Beijing, Shanghai, and Taipei representative offices are limited to coordinating the transportation of documents to Bank's head office and performing liaison services.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2026. For further information, refer to the audited Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026 (the “2025 Form 10-K”).

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

Certain prior period amounts disclosed have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

3. Recently Issued Accounting Standards Pending Adoption

In December 2025, ASU 2025‑11, “Interim Reporting (Topic 270): Narrow‑Scope Improvements”, was issued. ASU 2025-11 clarifies and enhances guidance under ASC 270 on interim financial reporting by (i) clarifying the scope of ASC 270 such that it now explicitly applies only to entities that issue complete interim financial statements and related notes under U.S. GAAP, (ii) establishing clear guidance on the form of interim statements and notes, incorporating a comprehensive list of required interim disclosures drawn from across the ASC, and (iii) introducing a requirement to disclose material events and changes occurring after the end of the last annual period that could impact interim results. ASU 2025-11 will be effective for us for interim periods beginning in 2028, though early adoption is permitted. ASU 2025-11 is not expected to have a significant impact on our financial statements.

In November 2025, ASU 2025‑09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements”, was issued. ASU 2025-09 amends ASC 815 to align hedge accounting more closely with an entity’s economic risk management practices. Key amendments include (i) to allow designating a variable price component of a nonfinancial forecasted purchase or sale as the hedged risk, (ii) to allow grouping individual forecasted transactions with similar (not identical) risk exposures, (iii) a new model for hedging forecasted interest on variable-rate debt, enabling changes in index or tenor without de-designation, subject to simplifying assumptions, and (iv) additional clarifications related to hedge accounting of nonfinancial components, net written options, and dual-hedge strategies. ASU 2025-09 will be effective for us beginning in 2027, though early adoption is permitted. ASU 2025-09 is not expected to have a significant impact on our financial statements.

In November 2025, ASU 2025‑08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans”, was issued. ASU 2025-08 expands the scope of the “gross‑up” method, formerly applicable only to purchased credit‑deteriorated ("PCD") assets, to include acquired non‑PCD loans that meet certain criteria, now referred to as “purchased seasoned loans” (PSLs). Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit‑loss expense previously required for non‑PCD assets. PSLs are defined as non‑PCD loans acquired either (i) through a business combination, or (ii) purchased more than 90 days after origination when the acquirer was not involved in origination. ASU 2025-08 will be effective for us, on a prospective basis for loans acquired on or after the adoption date, for interim and annual reporting periods beginning in 2027, though early adoption is permitted. ASU 2025-08 is not expected to have a significant impact on our financial statements.

In September 2025, ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, was issued. ASU 2025-06 simplifies and modernizes the accounting for internal-use software by removing prescriptive project stage guidance and introducing a new capitalization threshold. Under the revised standard, software development costs are capitalized when management authorizes and commits funding for the project, and it is probable the software will be completed and used as intended. ASU 2025-06 will be effective in 2028. ASU 2025-06 is not expected to have a significant impact on our financial statements.

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

The Company had average excess balance with FRBSF of $1.11 billion as of March 31, 2026, and $1.14 billion as of  December 31, 2025. As of March 31, 2026, and December 31, 2025, the Company had $15.1 million and $12.1 million, respectively, as cash margin that serves as collateral on deposits in a cash margin account for interest rate swaps. Of the balances held in the cash margin account $3.2 million and $4.3 million are restricted as of  March 31, 2026, and December 31, 2025, respectively.

5. Investment Securities

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale ("AFS") as of March 31, 2026, and December 31, 2025

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	($ In thousands)
Securities AFS
U.S. treasury securities	$916,093	$12	$155	$915,950
U.S. government agency entities	5,079	50	109	5,020
Mortgage-backed securities	668,164	323	60,649	607,838
Collateralized mortgage obligations	23,540	—	1,554	21,986
Corporate debt securities	127,982	60	696	127,346
Total	$1,740,858	$445	$63,163	$1,678,140

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	($ In thousands)
Securities AFS
U.S. treasury securities	$827,763	$430	$—	$828,193
U.S. government agency entities	5,888	52	118	5,822
U.S. government sponsored entities	25,000	11	—	25,011
Mortgage-backed securities	704,213	548	75,324	629,437
Collateralized mortgage obligations	24,454	—	1,706	22,748
Corporate debt securities	148,133	101	1,222	147,012
Total	$1,735,451	$1,142	$78,370	$1,658,223

AFS securities having a carrying value of $22.5 million and $22.8 million as of March 31, 2026, and December 31, 2025, respectively, were pledged to secure public deposits and other borrowings.

As of March 31, 2026, and December 31, 2025, the amortized cost of AFS securities excluded accrued interest receivables of $2.4 million and $3.0 million, respectively, which are included in accrued interest receivable on the Consolidated Balance Sheets. For the Company’s accounting policy related to AFS securities accrued interest receivable, see Note 1 - Summary of Significant Accounting Policies – Securities Available for Sale – Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

The amortized cost and fair value of AFS securities as of March 31, 2026, by contractual maturities, are set forth in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	March 31, 2026
	Securities AFS
	Amortized Cost	Fair Value
	($ In thousands)

Due in one year or less	$1,011,140	$1,010,268
Due after one year through five years	64,163	64,161
Due after five years through ten years	54,265	54,067
Due after ten years	611,290	549,644
Total	$1,740,858	$1,678,140

The following tables set forth the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of  March 31, 2026, and  December 31, 2025:

	March 31, 2026
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	($ In thousands)

Securities AFS
U.S. treasury securities	$616,825	$155	$—	$—	$616,825	$155
U.S. government agency entities	3,653	—	1,300	109	4,953	109
Mortgage-backed securities	209,464	451	384,728	60,198	594,192	60,649
Collateralized mortgage obligations	8,598	—	13,388	1,554	21,986	1,554
Corporate debt securities	2,982	—	74,304	696	77,286	696
Total	$841,522	$606	$473,720	$62,557	$1,315,242	$63,163

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	($ In thousands)

Securities AFS
U.S. government agency entities	$834	$1	$3,585	$117	$4,419	$118
Mortgage-backed securities	207	—	600,658	75,324	600,865	75,324
Collateralized mortgage obligations	—	—	22,747	1,706	22,747	1,706
Corporate debt securities	—	—	76,912	1,222	76,912	1,222
Total	$1,041	$1	$703,902	$78,369	$704,943	$78,370

As of March 31, 2026, the Company had a total of 100 AFS securities in a gross unrealized loss position with no credit impairment, consisting primarily of 73 mortgage-backed securities, 12 U.S. treasury securities, seven corporate debt securities, six U.S. government agency securities, and two collateralized mortgage obligations. In comparison, as of December 31, 2025, the Company has a total of 159 AFS securities in a gross unrealized loss position with no credit impairment, consisting primarily of 138 mortgage-backed securities, ten U.S. government agency securities, eight corporate debt securities, and three collateralized mortgage obligations.

The AFS securities that were in an unrealized loss position at March 31, 2026, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 - Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

During the quarter ended March 31, 2026, the Company recognized an impairment loss of $15.7 million on certain available-for-sale investment securities in connection with the Company’s decision to sell those securities. In April 2026, the Company sold these securities, which had a book value of $210.5 million, resulting in a realized loss of $15.7 million.

The unrealized losses on the remaining AFS securities were primarily attributable to changes in the yield curve and wider liquidity and credit spreads. The issuers have not, to the Company’s knowledge, exhibited any conditions that would indicate a risk of default. Other than the securities identified for sale, the Company expects to recover the amortized cost basis of its AFS securities and has no intent to sell, nor is it more likely than not that it will be required to sell, securities in an unrealized loss position before recovery. Accordingly, no allowance for credit losses was recorded on AFS securities as of March 31, 2026, and no provision for credit losses was recognized for the quarter.

6. Loans

Most of the Company’s business activities are with clients located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; and Las Vegas, Nevada. The Company also has loan clients in Hong Kong. The Company has no significant industry concentration, and generally its loans, when secured, are secured by real property or other collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, from refinancing by other lenders, or through sale by the borrowers of the secured collateral.

The types of loans in the Company’s Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025, were as follows:

	March 31, 2026	December 31, 2025
	($ In thousands)

Commercial loans	$3,282,557	$3,184,556
Construction loans	289,042	337,550
Commercial real estate loans	10,588,726	10,564,744
Residential mortgage loans	5,778,531	5,832,094
Equity lines	233,140	226,444
Installment and other loans	2,593	1,814
Gross loans	$20,174,589	$20,147,202
Allowance for loan losses	(208,786)	(195,911)
Unamortized deferred loan fees, net	(14,164)	(14,903)
Total loans held for investment, net	$19,951,639	$19,936,388

As of March 31, 2026, and  December 31, 2025, recorded investment in non-accrual loans was $89.0 million and $112.4 million, respectively. For non-accrual loans, the amounts previously charged-off represent 7.7% and 14.4% of the contractual balances for non-accrual loans as of March 31, 2026, and December 31, 2025, respectively.

At March 31, 2026, the Bank pledged $1.38 billion of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $1.26 billion from the Federal Reserve Bank Discount Window at March 31, 2026.

The following table presents non-accrual loans and the related allowance as of March 31, 2026, and December 31, 2025.

	March 31, 2026
	Unpaid Principal Balance	Recorded Investment	Allowance
	($ In thousands)

With no allocated allowance:
Commercial loans	$4,851	$4,781	$—
Commercial real estate loans	39,543	31,700	—
Residential mortgage loans and equity lines	18,223	17,652	—
Subtotal	$62,617	$54,133	$—

With allocated allowance:
Commercial loans	$5,608	$2,884	$761
Commercial real estate loans	24,247	19,391	8,937
Residential mortgage loans and equity lines	13,478	12,596	45
Subtotal	$43,333	$34,871	$9,743
Total non-accrual loans	$105,950	$89,004	$9,743

	December 31, 2025
	Unpaid Principal Balance	Recorded Investment	Allowance
	($ In thousands)

With no allocated allowance:
Commercial loans	$25,154	$14,899	$—
Commercial real estate loans	58,213	39,874	—
Residential mortgage loans and equity lines	32,854	31,354	—
Subtotal	$116,221	$86,127	$—

With allocated allowance:
Commercial loans	$6,887	$6,599	$3,409
Commercial real estate loans	24,438	19,637	8,932
Subtotal	$31,325	$26,236	$12,341
Total non-accrual loans	$147,546	$112,363	$12,341

The following tables present the average recorded investment and interest income recognized on non-accrual loans for the period indicated:

	Three Months Ended
	March 31, 2026
	Average Recorded Investment	Interest Income Recognized
	($ In thousands)

Commercial loans	$13,397	$2
Commercial real estate loans	54,790	—
Residential mortgage loans and equity lines	32,139	—
Total non-accrual loans	$100,326	$2

	Three Months Ended
	March 31, 2025
	Average Recorded Investment	Interest Income Recognized
	($ In thousands)

Commercial loans	$56,112	$4
Commercial real estate loans	83,678	—
Residential mortgage loans and equity lines	28,651	—
Total non-accrual loans	$168,441	$4

The following tables present the aging of the loan portfolio by type as of March 31, 2026, and as of December 31, 2025:

	March 31, 2026
	Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	($ In thousands)
Type of Loans:
Commercial loans	$36,551	$3,330	$5,491	$7,665	$53,037	$3,229,520	$3,282,557
Construction loans	—	—	—	—	—	289,042	289,042
Commercial real estate loans	48,357	10,419	—	51,091	109,867	10,478,859	10,588,726
Residential mortgage loans and equity lines	44,921	1,536	—	30,248	76,705	5,934,966	6,011,671
Installment and other loans	—	—	—	—	—	2,593	2,593
Total loans	$129,829	$15,285	$5,491	$89,004	$239,609	$19,934,980	$20,174,589

	December 31, 2025
	Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	($ In thousands)
Type of Loans:
Commercial loans	$13,561	$1,376	$—	$21,498	$36,435	$3,148,121	$3,184,556
Construction loans	—	—	—	—	—	337,550	337,550
Commercial real estate loans	5,062	6,254	1,000	59,511	71,827	10,492,917	10,564,744
Residential mortgage loans and equity lines	31,440	10,861	—	31,354	73,655	5,984,883	6,058,538
Installment and other loans	—	—	—	—	—	1,814	1,814
Total loans	$50,063	$18,491	$1,000	$112,363	$181,917	$19,965,285	$20,147,202

The Company evaluates loan modifications made to borrowers experiencing financial difficulty to determine whether the modification results in a new loan under ASC 310‑20. For modifications that do not result in a new loan, the Company uses the post‑modification contractual terms, including the post‑modification contractual interest rate, when applying a discounted cash flow method to estimate expected credit losses. Loan modifications made to borrowers experiencing financial difficulty are individually evaluated. The modification may include, but is not limited to, term extensions, payment delays, interest rate reductions, or a combination of such modifications.

The following table presents the amortized cost of loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable, type of concession granted and the financial effects of the modifications for the three months ended March 31, 2026, and  March 31, 2025, by loan class and modification type.  The tables do not include those modifications that only resulted in an insignificant payment delay.

	Three Months Ended March 31, 2026					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Reduction in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	($ In thousands)
Loan Type
Commercial loans	$10,332	$—	$8,700	$19,032	0.58%	0.00	0.8	0.1
Commercial real estate loans	26,203	—	2,449	28,652	0.27%	1.01	1.0	0.0
Construction loans	10,698	—	25,950	36,648	12.68%	0.08	0.6	0.0
Total	$47,233	$—	$37,099	$84,332

	Three Months Ended March 31, 2025					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Reduction in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	($ In thousands)
Loan Type
Commercial loans	$5,431	$130	$974	$6,535	0.22%	0.92	1.9	0.1
Commercial real estate loans	—	—	3,201	3,201	0.03%	0.86	1.7	1.7
Residential mortgage loans	—	217	—	217	0.00%	0.00	0.0	2.0
Total	$5,431	$347	$4,175	$9,953

The Company considers a loan to be in payment default once it is 90 days contractually past due under the modified terms. The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents information on loans that defaulted during the three months ended March 31, 2026, that received modifications within the twelve months preceding payment default. There were no loans that received modifications within the twelve months preceding payment default that subsequently defaulted during the three months ended  March 31, 2025.

	Three Months Ended March 31, 2026
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total
	($ In thousands)
Loan Type
Commercial loans	$2,430	$—	$—	$2,430
Total	$2,430	$—	$—	$2,430

The following table presents the performance of loans that were modified in the twelve months ended  March 31, 2026, and 2025.

	As of March 31, 2026
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	($ In thousands)
Loan Type
Commercial loans	$2,700	$16,332	$—	$19,032
Commercial real estate loans	28,652	—	—	28,652
Construction loans	36,648	—	—	36,648
Total	$68,000	$16,332	$—	$84,332

	As of March 31, 2025
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	($ In thousands)
Loan Type
Commercial loans	$4,795	$—	$1,740	$6,535
Commercial real estate loans	3,201	—	—	3,201
Residential mortgage loans	217			217
Total	$8,213	$—	$1,740	$9,953

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of March 31, 2026, there were no commitments to lend additional funds to borrowers experiencing financial difficulty and whose loans were modified.

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

The following table summarizes the Company’s loans held for investment and current year-to-date gross write-offs as of March 31, 2026, and December 31, 2025, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification. Revolving Loans that are converted to term loans presented in the table below are excluded from the term loans by vintage year columns.

	Loans Amortized Cost Basis by Origination Year
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	($ In thousands)
Commercial loans
Pass/Watch	$131,671	$434,946	$151,294	$205,697	$153,627	$219,863	$1,753,385	$7,002	$3,057,485
Special Mention	—	—	29,417	325	1,320	3,851	56,262	—	91,175
Substandard	—	14,641	1,367	14,633	1,940	11,732	82,913	951	128,177
Doubtful	—	—	—	—	1,476	—	—	—	1,476
Total	$131,671	$449,587	$182,078	$220,655	$158,363	$235,446	$1,892,560	$7,953	$3,278,313
YTD gross write-offs	$—	$19	$2,204	$—	$550	$2,790	$2,408	$—	$7,971
Construction loans
Pass/Watch	$3,216	$81,039	$75,035	$30,470	$19,727	$30,592	$1,517	$—	$241,596
Special Mention	—	—	—	2,816	—	—	—	—	2,816
Substandard	—	—	—	11,282	—	32,086	—	—	43,368
Total	$3,216	$81,039	$75,035	$44,568	$19,727	$62,678	$1,517	$—	$287,780
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate loans
Pass/Watch	$483,777	$1,924,785	$1,278,679	$1,542,047	$1,402,915	$3,142,672	$210,752	$—	$9,985,627
Special Mention	25,404	8,543	57,762	134,337	67,865	52,988	22,694	—	369,593
Substandard	2,449	—	21,373	22,674	26,424	132,171	1,193	1,088	207,372
Doubtful	—	—	—	—	—	17,843	—	—	17,843
Total	$511,630	$1,933,328	$1,357,814	$1,699,058	$1,497,204	$3,345,674	$234,639	$1,088	$10,580,435
YTD gross write-offs	$—	$—	$—	$—	$—	$1,368	$—	$—	$1,368
Residential mortgage loans
Pass/Watch	$184,849	$946,878	$453,001	$860,780	$878,357	$2,414,419	$—	$—	$5,738,284
Special Mention	—	—	—	560	2,811	6,295	—	—	9,666
Substandard	—	44	2,235	4,913	3,764	18,696	—	—	29,652
Total	$184,849	$946,922	$455,236	$866,253	$884,932	$2,439,410	$—	$—	$5,777,602
YTD gross write-offs	$—	$—	$—	$17	$—	$—	$—	$—	$17
Equity lines
Pass/Watch	$—	$—	$—	$—	$—	$—	$215,933	$15,404	$231,337
Substandard	—	—	—	—	—	—	1,946	418	2,364
Total	$—	$—	$—	$—	$—	$—	$217,879	$15,822	$233,701
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans
Pass/Watch	$1,819	$693	$—	$—	$82	$—	$—	$—	$2,594
Total	$1,819	$693	$—	$—	$82	$—	$—	$—	$2,594
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans	$833,185	$3,411,569	$2,070,163	$2,830,534	$2,560,308	$6,083,208	$2,346,595	$24,863	$20,160,425
Total YTD gross write-offs	$—	$19	$2,204	$17	$550	$4,158	$2,408	$—	$9,356

	Loans Amortized Cost Basis by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	($ In thousands)
Commercial loans
Pass/Watch	$384,065	$190,685	$220,174	$154,865	$157,979	$85,858	$1,702,322	$6,269	$2,902,217
Special Mention	—	33,459	—	1,462	5,000	3,875	117,738	—	161,534
Substandard	16,414	2,166	16,962	2,479	2,615	10,443	61,790	1,031	113,900
Doubtful	—	—	—	1,805	—	297	—	—	2,102
Total	$400,479	$226,310	$237,136	$160,611	$165,594	$100,473	$1,881,850	$7,300	$3,179,753
YTD gross write-offs	$—	$175	$715	$2,752	$4,469	$12,503	$12,487	$—	$33,101
Construction loans
Pass/Watch	$86,893	$69,113	$37,801	$68,635	$30,283	$—	$1,298	$—	$294,023
Special Mention	—	—	9,235	—	—	—	—	—	9,235
Substandard	—	—	—	—	26,060	6,636	—	—	32,696
Total	$86,893	$69,113	$47,036	$68,635	$56,343	$6,636	$1,298	$—	$335,954
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate loans
Pass/Watch	$1,909,540	$1,286,856	$1,673,226	$1,442,872	$1,290,175	$2,184,774	$206,139	$—	$9,993,582
Special Mention	29,745	58,491	74,142	113,065	32,074	33,062	22,214	—	362,793
Substandard	2,589	15,069	11,520	26,772	59,915	63,004	1,724	1,208	181,801
Doubtful	—	—	—	—	—	17,843	—	—	17,843
Total	$1,941,874	$1,360,416	$1,758,888	$1,582,709	$1,382,164	$2,298,683	$230,077	$1,208	$10,556,019
YTD gross write-offs	$—	$—	$—	$—	$930	$3,632	$—	$—	$4,562
Residential mortgage loans
Pass/Watch	$980,403	$488,518	$899,547	$905,719	$688,469	$1,826,904	$—	$—	$5,789,560
Special Mention	—	—	—	—	—	1,571	—	—	1,571
Substandard	47	2,140	5,252	7,585	4,764	20,801	—	—	40,589
Total	$980,450	$490,658	$904,799	$913,304	$693,233	$1,849,276	$—	$—	$5,831,720
YTD gross write-offs	$—	$74	$—	$—	$—	$—	$—	$—	$74
Equity lines
Pass/Watch	$—	$—	$—	$—	$—	$—	$209,256	$15,853	$225,109
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,494	436	1,930
Total	$—	$—	$—	$—	$—	$—	$210,750	$16,289	$227,039
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans
Pass/Watch	$1,635	$108	$—	$71	$—	$—	$—	$—	$1,814
Total	$1,635	$108	$—	$71	$—	$—	$—	$—	$1,814
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans	$3,411,331	$2,146,605	$2,947,859	$2,725,330	$2,297,334	$4,255,068	$2,323,975	$24,797	$20,132,299
Total YTD gross write-offs	$—	$249	$715	$2,752	$5,399	$16,135	$12,487	$—	$37,737

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

Management estimates expected credit losses using a combination of historical loss experience, internal credit risk metrics, borrower‑specific information, and external economic forecasts. Historical loss data accounts for portfolio composition, delinquency trends, and other relevant credit indicators. The Company incorporates forward‑looking information by applying reasonable and supportable forecasts of key macroeconomic variables, including GDP, unemployment rates, and real estate market conditions, which are updated regularly and applied consistently across loan portfolios.

Under the CECL methodology, quantitative and qualitative loss factors are applied to our population of loans on a collective pool basis when similar risk characteristics exist. Loans that do not share similar risk characteristics with pooled loans include loans individually evaluated due to credit deterioration, borrower‑specific circumstances and loan modifications made to borrowers experiencing financial difficulty. Expected credit losses for individually evaluated loans are measured using discounted expected cash flows or, for collateral‑dependent loans, the fair value of collateral less estimated costs to sell.

Quantitative Factors

The Company evaluates expected credit losses for loan pools with similar risk characteristics using quantitative models that incorporate historical loss experience, borrower credit attributes, collateral characteristics, and projected economic conditions. Loan portfolios are segmented into groups such as residential mortgages, commercial and industrial loans, construction loans, and various classes of commercial real estate based on common risk characteristics. The quantitative models estimate lifetime expected credit losses by considering contractual cash flows and expected prepayments, and the impact of forecasted macroeconomic conditions.

The quantitative framework generally considers the probability that a borrower will default (“probability of default” or PD), the expected severity of loss in the event of default (“loss given default” or LGD), and the expected exposure at the time of default (“exposure at default” or EAD). These components are influenced by historical performance, loan structure, collateral type, and forecasted macroeconomic conditions. The models estimate lifetime expected credit losses by considering contractual cash flows and expected prepayments, and the impact of forecasted economic conditions.

The Company applies an eight quarter reasonable and supportable forecast period followed by a four quarter systematic reversion to long‑term historical loss experience. Multiple economic scenarios may be considered in developing the forecast, and management applies judgment in determining the weighting of those scenarios.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments. The contractual term excludes expected extensions, renewals, and modifications unless such options are included in the original or modified contract and are not unconditionally cancellable by the Company.

For certain smaller portfolios with limited historical loss experience, such as SBA loans and, HELOCs, the Company applies a simplified loss‑rate approach that incorporates historical performance, forecasted economic conditions, and reversion to long‑term loss expectations.

Qualitative Factors

The Company applies qualitative adjustments to reflect factors not fully captured in the quantitative models, including changes in underwriting practices, borrower concentrations, subportfolio growth, competitive dynamics, regulatory developments, and economic uncertainty. Qualitative adjustments also consider emerging risks, model limitations, and credit trends not yet observable in historical data, as well as collateral value considerations for certain loan types.

The Company’s CECL methodology requires a significant amount of management judgment in determining the appropriate allowance for credit losses. Several of the steps in the methodology involve judgment and are subjective in nature including, among other things:

●	Segmenting the loan portfolio
●	Determining the amount of loss history to consider
●	Evaluating model inputs, assumptions, and data sources
●	Assessing expected prepayment behavior
●	Selecting and weighting the most appropriate reasonable and supportable economic forecast scenario
●	Determining the length and structure of the R&S forecast and reversion periods
●	Estimating expected utilization rates on unfunded loan commitments
●	Assessing relevant and appropriate qualitative factors.

In addition, the CECL methodology is dependent on economic forecasts that are inherently imprecise and will change from period to period. Although the allowance for credit losses is considered by management to be appropriate, there can be no assurance that it will be sufficient to absorb future losses.

Management believes the allowance for credit losses is appropriate based on the Company’s loan portfolio, associated unfunded commitments, credit risk ratings, and other relevant information available.

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

The following tables set forth activity in the allowance for loan losses and allowance for unfunded commitments by portfolio segment for the three months ended March 31, 2026, and March 31, 2025.

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	($ In thousands)
Allowance for Loan Losses:
December 31, 2025 Ending Balance	$39,123	$6,475	$125,665	$24,641	$7	$195,911
Provision/(reversal) for expected credit losses	10,637	8,929	(4,267)	(310)	9	14,998
Charge-offs	(7,971)	—	(1,368)	(17)	—	(9,356)
Recoveries	4,931	—	2,302	—	—	7,233
Net (charge-offs)/recoveries	(3,040)	—	934	(17)	—	(2,123)
March 31, 2026 Ending Balance	$46,720	$15,404	$122,332	$24,314	$16	$208,786

Allowance for unfunded credit commitments:
December 31, 2025 Ending Balance	$9,067	$3,095	$279	$—	$—	$12,441
Provision/(reversal) for expected credit losses	3,749	(334)	(220)	—	—	3,195
March 31, 2026 Ending Balance	$12,816	$2,761	$59	$—	$—	$15,636

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	($ In thousands)
Allowance for Loan Losses:
December 31, 2024 Ending Balance	$57,796	$8,185	$79,597	$16,181	$6	$161,765
Provision/(reversal) for expected credit losses	13,301	355	1,214	(733)	11	14,148
Charge-offs	(2,344)	—	—	—	—	(2,344)
Recoveries	270	—	90	7	—	367
Net (charge-offs)/recoveries	(2,074)	—	90	7	—	(1,977)
March 31, 2025 Ending Balance	$69,023	$8,540	$80,901	$15,455	$17	$173,936

Allowance for unfunded credit commitments:
December 31, 2024 Ending Balance	$7,780	$1,896	$—	$—	$—	$9,676
Provision for expected credit losses	1,277	75	—	—	—	1,352
March 31, 2025 Ending Balance	$9,057	$1,971	$—	$—	$—	$11,028

During the three months ended March 31, 2026, the Company transferred $6.9 million in commercial loans held for investment to loans held for sale. Loans transferred to held-for-sale are recorded at the lower of cost or fair value, with any write-down recognized through the allowance for credit losses. There were no loan sales during the three months ended March 31, 2026.

7. Equity Securities

As of March 31, 2026, and December 31, 2025, equity securities had a carrying value of $69.2 million and $51.9 million, including certain equity securities with a fair value $26.6 million and $32.8 million, respectively, which are valued using quoted prices in active markets. The remaining balance of equity securities consists of investments in private investment funds. The Company recognized an unrealized net gain of $17.3 million for the three months ending March 31, 2026, compared to an unrealized net loss of $4.2 million for the three months ending March 31, 2025. The $21.5 million increase in unrealized gain was due to an increase in the value of equity investments during the three months ending  March 31, 2026, when compared to the three months ending March 31, 2025.

8. Goodwill and Other Intangible Assets

Goodwill. Total goodwill was $375.7 million as of March 31, 2026, and remains unchanged compared with December 31, 2025. The Company completed its annual goodwill impairment testing and concluded that goodwill was not impaired as of December 31, 2025. Management has identified no interim events or changes in circumstances that would indicate potential impairment.

Core Deposit Intangibles.

The following table presents the gross carrying amount and accumulated amortization of core deposits intangible assets as of March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
	($ In thousands)
Gross balance	$9,260	$9,260
Accumulated amortization	(6,154)	(5,936)
Impairment	(1,324)	(1,324)
Net carrying balance	$1,782	$2,000

There were no impairment write-downs included in amortization of core deposit intangibles for the three months ended  March 31, 2026, and  March 31, 2025.

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $218 thousand and $250 thousand for the three months ended March 31, 2026, and 2025, respectively.

The following table presents the estimated aggregate amortization expense of core deposit intangibles for each of the remaining years:

Amount
($ In thousands)
2026	$653
2027	870
2028	259
Total	$1,782

9. Borrowed Funds

Borrowings from the Federal Home Loan Bank (“FHLB”) – There were no over-night borrowings from the FHLB as of March 31, 2026, and  December 31, 2025. There were no advances from the FHLB as of March 31, 2026, and  December 31, 2025. Our unused borrowing capacity from the FHLB as of March 31, 2026, and December 31, 2025, was $7.95 billion and $7.89 billion, respectively, and unpledged securities at March 31, 2026, and  December 31, 2025, was $1.66 billion and $1.64 billion, respectively.

Long Term Debt – The Company established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing Guaranteed Preferred Beneficial Interests in their Subordinated Debentures to outside investors (“Capital Securities”). The proceeds from the issuance of the Capital Securities as well as our purchase of the common stock of the special purpose trusts were invested in Junior Subordinated Notes of the Company (“Junior Subordinated Notes”). The trusts exist for the purpose of issuing Capital Securities and investing in Junior Subordinated Notes. Subject to some limitations, payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts, or the redemption of the Capital Securities, are guaranteed by the Company to the extent the trusts have funds on hand at such time. The obligations of the Company under the guarantees and the Junior Subordinated Notes are subordinate and junior in right of payment to all indebtedness of the Company and are structurally subordinated to all liabilities and obligations of the Company’s subsidiaries. The Company has the right to defer payments of interest on the Junior Subordinated Notes at any time or from time to time for a period of up to twenty consecutive quarterly periods with respect to each deferral period. Under the terms of the Junior Subordinated Notes, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock if it has deferred payment of interest on any Junior Subordinated Notes.

At March 31, 2026, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 6.23%, compared to $119.1 million with a weighted average rate of 6.76% at December 31, 2025. The Junior Subordinated Notes have a stated maturity term of 30 years.

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

The Company’s unfunded commitments related to investments in qualified affordable housing and alternative energy partnerships were $85.5 million and $89.3 million as of March 31, 2026, and December 31, 2025, respectively.

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

As of March 31, 2026 and December 31, 2025, commitments to extend credit of $3.95 and $3.81 billion include commitments to fund fixed rate loans of $52.7 and $48.4 million and adjustable-rate loans of $3.90 and $3.76 billion, respectively.

11. Stockholders’ Equity

Total equity was $2.99 billion as of March 31, 2026, an increase of $61.3 million, from $2.93 billion as of December 31, 2025, primarily due to net income of $86.9 million, other comprehensive income of $10.2 million, stock-based compensation of $1.6 million, and proceeds from dividend reinvestment of $0.7 million, offset by common stock cash dividends of $25.4 million, and purchase of treasury stock of $12.6 million.

Activity in accumulated other comprehensive income/(loss), net of tax, and reclassification out of accumulated other comprehensive income/(loss) for the three months ended March 31, 2026, and March 31, 2025, was as follows:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Pre-tax	Tax expense	Net-of-tax	Pre-tax	Tax expense	Net-of-tax
	($ In thousands)
Beginning balance, loss, net of tax
Securities AFS			$(54,400)			$(85,607)
Total			$(54,400)			$(85,607)

Net unrealized (losses)/ gains on AFS securities arising during the period	(1,173)	(346)	(827)	19,676	5,816	13,860

Reclassification adjustment for net losses on AFS securities in net income	15,685	4,636	11,049	-	-	-

Ending balance, loss, net of tax
Securities AFS			$(44,178)			$(71,747)
Total			$(44,178)			$(71,747)

12. Earnings per Share

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

	Three Months Ended March 31,
($ In thousands, except share and per share data)	2026	2025

Net income	$86,886	$69,506

Weighted-average shares:
Basic weighted-average number of common shares outstanding	67,040,473	70,379,835
Dilutive effect of weighted-average outstanding common share equivalents:
RSUs	347,184	299,805
Diluted weighted-average number of common shares outstanding	67,387,657	70,679,640

Average restricted stock units with anti-dilutive effect	640	42,622
Earnings per common share:
Basic	$1.30	$0.99
Diluted	$1.29	$0.98

13. Stock-Based Compensation

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

The following table presents RSU activity during the three months ended March 31, 2026:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2025	210,701	$34.70	313,031	$33.02
Granted	2,468	48.61	—	46.00
Vested	(1,756)	52.47	—	42.82
Forfeited	(3,166)	40.50	—	37.91
Balance at March 31, 2026	208,247	$34.63	313,031	$33.02

The compensation expense recorded for RSUs was $1.6 million and $1.5 million for the three months ended March 31, 2026, and 2025, respectively. Unrecognized stock-based compensation expense related to RSUs was $8.0 million and $8.1 million as of  March 31, 2026, and 2025, respectively. As of March 31, 2026, these costs are expected to be recognized over the next 1.7 years for time-based and performance-based RSUs.

As of March 31, 2026, 2,812,469 shares were available for future grants under the Company’s 2005 Incentive Plan, as amended and restated.

14. Income Taxes

The effective tax rate for the first three months of 2026 was 21.0% compared to 19.8% for the first three months of 2025. The effective tax rate for the first three months of 2026 includes the impact of low-income housing tax credits and for the first three months of 2025 includes the impact of alternative energy investment and low-income housing tax credits.

The Company’s tax returns are open for audit by the Internal Revenue Service back to 2023 and by the California Franchise Tax Board and other states where the Company files state tax returns back to 2022.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026, and December 31, 2025:

	March 31, 2026
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	($ In thousands)
Assets
Securities AFS
U.S. Treasury securities	$915,950	$—	$—	$915,950
U.S. government agency entities	—	5,020	—	5,020
Mortgage-backed securities	—	607,838	—	607,838
Collateralized mortgage obligations	—	21,986	—	21,986
Corporate debt securities	—	127,346	—	127,346
Total securities AFS	915,950	762,190	—	1,678,140

Equity securities
Mutual funds	8,646	—	—	8,646
Preferred stock of government sponsored entities	7,044	—	—	7,044
Other equity securities	10,927	—	—	10,927
Total equity securities	26,617	—	—	26,617

Interest rate swaps	—	23,668	—	23,668
Foreign exchange contracts	—	675	—	675
Total assets	$942,567	$786,533	$—	$1,729,100

Liabilities
Interest rate swaps	$—	$23,596	$—	$23,596
Foreign exchange contracts	—	125	—	125
Total liabilities	$—	$23,721	$—	$23,721

	December 31, 2025
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	($ In thousands)
Assets
Securities AFS
U.S. Treasury securities	$828,193	$—	$—	$828,193
U.S. government agency entities	—	5,822	—	5,822
U.S. government sponsored entities	—	25,011	—	25,011
Mortgage-backed securities	—	629,437	—	629,437
Collateralized mortgage obligations	—	22,748	—	22,748
Corporate debt securities	—	147,012	—	147,012
Total securities AFS	828,193	830,030	—	1,658,223

Equity securities
Mutual funds	8,691	—	—	8,691
Preferred stock of government sponsored entities	9,364	—	—	9,364
Other equity securities	14,699	—	—	14,699
Total equity securities	32,754	—	—	32,754

Interest rate swaps	—	26,472	—	26,472
Foreign exchange contracts	—	211	—	211
Total assets	$860,947	$856,713	$—	$1,717,660

Liabilities
Interest rate swaps	$—	$28,917	$—	$28,917
Foreign exchange contracts	—	73	—	73
Total liabilities	$—	$28,990	$—	$28,990

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

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025, the following tables set forth the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of March 31, 2026, and December 31, 2025, and the total losses for the periods indicated:

	As of March 31, 2026				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Three Months Ended
	Level 1	Level 2	Level 3	Measurements	March 31, 2026	March 31, 2025
	($ In thousands)
Assets
Non-accrual loans by type:
Commercial loans	$—	$—	$25	$25	$—	$—
Commercial real estate loans	—	—	17,965	17,965	971	—
Residential mortgage loans and equity lines	—	—	209	209	—	—
Total non-accrual loans	—	—	18,199	18,199	971	—
Other real estate owned (1)	—	—	35,518	35,518	—	—
Other equity securities	—	—	1,539	1,539	—	—
Investments in venture capital	—	—	84	84	—	—
Total assets	$—	$—	$55,340	$55,340	$971	$—

(1) Other real estate owned balance of $33.4 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2025				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Measurements	December 31, 2025	December 31, 2024
	($ In thousands)
Assets
Non-accrual loans by type:
Commercial loans	$—	$—	$1,030	$1,030	$6,395	$5,654
Commercial real estate loans	—	—	28,356	28,356	4,562	4,049
Residential mortgage loans and equity lines	—	—	217	217	—	59
Total non-accrual loans	—	—	29,603	29,603	10,957	9,762
Other real estate owned (1)	—	—	32,356	32,356	—	—
Other equity securities	—	—	1,539	1,539	—	—
Investments in venture capital	—	—	84	84	2	147
Total assets	$—	$—	$63,582	$63,582	$10,959	$9,909

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

The following table sets forth the carrying and notional amounts and estimated fair value of financial instruments as of March 31, 2026, and December 31, 2025:

	March 31, 2026		December 31, 2025
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	($ In thousands)
Financial Assets
Cash and due from banks	$135,540	$135,540	$146,320	$146,320
Short-term investments	1,069,943	1,069,943	1,278,089	1,278,089
Securities AFS	1,678,140	1,678,140	1,658,223	1,658,223
Loans held -for-sale	6,902	6,902	—	—
Loans held for investment, net	19,951,639	20,305,000	19,936,388	20,516,176
Equity securities	69,202	69,202	51,886	51,886
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$194,277	$675	$176,037	$211
Interest rate swaps	1,303,133	23,668	1,113,823	26,472

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$20,675,647	$20,649,559	$20,894,167	$20,884,386
Other borrowings	13,526	12,659	17,582	15,394
Long-term debt	119,136	82,762	119,136	79,818

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$19,498	$125	$37,991	$73
Interest rate swaps	1,617,808	23,596	1,590,384	28,917

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$3,953,659	$(21,958)	$3,809,999	$(21,357)
Standby letters of credit	546,559	(2,885)	536,745	(2,971)
Other letters of credit	11,526	(11)	4,442	(5)

The following tables set forth the level in the fair value hierarchy for the estimated fair values of financial instruments as of March 31, 2026, and December 31, 2025, excluding financial instruments recorded at fair value on a recurring basis already presented in other tables in this note:

	As of March 31, 2026
	Fair Value	Level 1	Level 2	Level 3
	($ In thousands)
Financial Assets
Cash and due from banks	$135,540	$135,540	$—	$—
Short-term investments	1,069,943	1,069,943	—	—
Loans held for investment, net	20,305,000	—	—	20,305,000
Equity securities	1,539	—	—	1,539
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Financial Liabilities
Deposits	20,649,559	—	—	20,649,559
Other borrowings	12,659	—	—	12,659
Long-term debt	82,762	—	82,762	—

	As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
	($ In thousands)
Financial Assets
Cash and due from banks	$146,320	$146,320	$—	$—
Short-term investments	1,278,089	1,278,089	—	—
Loans held for investment, net	20,516,176	—	—	20,516,176
Equity securities	1,539	—	—	1,539
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Financial Liabilities
Deposits	20,884,386	—	—	20,884,386
Other borrowings	15,394	—	—	15,394
Long-term debt	79,818	—	79,818	—

16. Financial Derivatives

The Company uses derivative instruments to manage exposure to interest rate and foreign currency risk and to assist customers with their risk‑management objectives. Certain derivatives are designated as hedging instruments in qualifying fair value hedge relationships. Other derivatives are economic hedges that do not qualify for, or the Company has elected not to apply, hedge accounting, including derivatives entered into to accommodate customer needs. Derivative instruments are recognized on the Consolidated Balance Sheets at fair value, and the accounting for changes in fair value depends on whether the derivative is designated as a hedging instrument.

Customer Accommodation Derivatives (Economic Hedges)

The Company enters into interest rate and foreign exchange derivative contracts with customers to assist them in managing market risks. For each customer derivative, the Company enters into an offsetting derivative with a third‑party financial institution, including centrally cleared counterparties (“CCPs”), resulting in minimal net market risk to the Company. These derivatives are not designated as accounting hedges and are recorded at fair value, with changes in fair value recognized in earnings.

Certain derivatives cleared through CCPs are subject to daily variation margin. When variation margin is legally characterized as settlement under the CCP’s rulebook, the daily cash exchanges are accounted for as settlements of the derivative’s fair value rather than collateral.

As of March 31, 2026, and December 31, 2025, the Company had outstanding customer and offsetting dealer interest rate derivative contracts with a notional amount of $1.13 billion and $1.02 billion, respectively, fair values of $20.9 million and $24.0 million, respectively. As of March 31, 2026, and  December 31, 2025, no customer swap transactions were cleared through a CCP.

The Company also enters into foreign exchange forward contracts with customers to mitigate the risk of fluctuations in foreign currency exchange rates associated with foreign currency deposits or customer‑initiated foreign exchange transactions. These contracts are not designated as hedging instruments and are recorded at fair value, with changes in fair value recognized in non‑interest income. Period‑end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of March 31, 2026, and December 31, 2025, not including interest rate swaps cleared through the CCP, were as follows:

Derivative financial instruments not designated as hedging instruments:	March 31, 2026	December 31, 2025
	($ In thousands)
Notional amounts:
Forward, and swap contracts with positive fair value	$1,321,666	$1,194,638
Forward, and swap contracts with negative fair value	$1,146,886	$1,056,592
Fair value:
Forward, and swap contracts with positive fair value	$21,594	$24,199
Forward, and swap contracts with negative fair value	$(21,044)	$(24,061)

Fair Value Hedges of Individual Loans

As of March 31, 2026, the Bank’s outstanding fair value interest rate swap contracts matched to individual fixed-rate commercial real estate loans with a notional amount of $47.1 million and a fair value of $1.6 million. These swaps are designated as fair value hedges of changes in the fair value of the underlying loans attributable to interest rate movements. The swaps amortize in line with the contractual amortization of the hedged loans and permit prepayments with the same prepayment penalty terms as the related loans. Hedge ineffectiveness for these relationships was not significant for the periods presented.

Last‑of‑Layer (Portfolio Layer) Fair Value Hedges

The Company has designated $577.3 million of notional amount as a last-of layer fair value hedge of closed pools of fixed-rate loans with an aggregate notional value of $869.3 million as of March 31, 2026. The loans included in the closed portfolio are expected to retain sufficient principal such that the hedged layer is not affected by prepayments, defaults, or other factors under the last‑of‑layer method.

The Company uses pay‑fixed, receive 1‑Month Term SOFR interest rate swaps to hedge the designated last‑of‑layer portion of the loan pools. As of March 31, 2026, the hedged last‑of‑layer tranche had a fair value gain basis adjustment of $2.7 million. These swaps convert the hedged layer into a floating‑rate exposure. The Company’s objective in these hedging relationships is to reduce exposure to changes in fair value attributable to interest rate movements.

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of March 31, 2026, and December 31, 2025, were as follows:

	March 31, 2026	December 31, 2025
	($ In thousands)
Fair value swap hedges:
Notional	$624,447	$625,222
Weighted average fixed rate-pay	3.83%	4.06%
Weighted average variable rate spread	0.18%	0.19%
Weighted average variable rate-receive	4.17%	4.41%

Net gain/(loss)(1)	$0	$(2,417)

	Three Months Ended
	March 31, 2026	March 31, 2025
Periodic net settlement of swaps (2)	$(534)	$1,500

(1) the amount is included in other non-interest income.
(2) the amount of periodic net settlement of interest rate swaps was included in interest income.

Included in the total notional amount of $624.4 million of the fair value interest rate contracts entered into with financial counterparties as of March 31, 2026, was $570.8 million of interest rate swaps cleared through the CCP. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $3.9 million as of March 31, 2026.

Counterparty Credit Risk

Derivative contracts expose the Company to the risk that counterparties may be unable to meet their contractual obligations. The Company manages this risk by transacting with institutional counterparties that have strong credit profiles and by requiring approval from the Bank’s Board of Directors. Credit exposure is limited to the net favorable fair value and any accrued interest receivable on derivative positions. A significant portion of the Company’s interest rate swaps are centrally cleared through a derivative clearing organization, which reduces counterparty credit risk.

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

Financial instruments that are eligible for offset in the Consolidated Balance Sheets, as of March 31, 2026, and December 31, 2025, are set forth in the following table:

				Gross Amounts Not
				Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	($ In thousands)
March 31, 2026
Assets:
Derivatives	$23,668	$10,330	$13,338	$—	$837	$12,501

Liabilities:
Derivatives	$23,596	$—	$23,596	$—	$—	$23,596

December 31, 2025
Assets:
Derivatives	$26,472	$6,089	$20,383	$—	$1,409	$18,974

Liabilities:
Derivatives	$28,917	$—	$28,917	$—	$—	$28,917

18. Revenue from Contracts with Clients

The following is a summary of revenue from contracts with clients that are in-scope and not in-scope under ASC Topic 606:

	Three Months Ended March 31,
	2026	2025
	($ In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$2,679	$2,436
Wealth management fees	7,102	6,169
Other service fees(1)	4,766	4,483
Total in-scope non-interest income	14,547	13,088

Non-interest gain/(loss), not in-scope(2)	6,112	(1,884)
Total non-interest income	$20,659	$11,204

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

19. Stock Repurchase Program

On February 4, 2026, the Company completed its June 2025 stock repurchase program by repurchasing 243,499 shares at an average cost of $51.31 in the first quarter of 2026, for a total of $12.5 million.

On April 23, 2026, the Company announced that its Board of Directors adopted a new share repurchase program authorizing the company to repurchase up to $150.0 million of the Company’s common stock.

20. Subsequent Events

The Company has evaluated the effect of events that have occurred subsequent to March 31, 2026, through the date of issuance of the Consolidated Financial Statements, and, other than the realized loss on certain of its AFS debt securities disclosed in Note 5 and the share repurchase program disclosed on Note 19, the Company believes that there have been no material events during such period that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and are based upon its unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements. Actual results may differ from these estimates under different assumptions or conditions.

Highlights

●	Net interest margin increased to 3.43% during the first quarter from 3.25% in the first quarter of 2025.
●	Total loans, excluding loans held for sale, increased to $20.17 billion or 0.1%, from $20.15 billion at December 31, 2025.
●	Total deposits decreased $218.5 million or 1.0%, to $20.68 billion from December 31, 2025.

Quarterly Statement of Operations Review

Financial Performance

	Three months ended
	March 31, 2026	March 31, 2025
	($ In millions, except per share and ratio data)
Net income	$86.9	$69.5
Basic earnings per common share	$1.30	$0.99
Diluted earnings per common share	$1.29	$0.98
Return on average assets	1.47%	1.22%
Return on average total stockholders' equity	11.88%	9.84%
Efficiency ratio	40.35%	45.60%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $17.6 million, or 10.0%, to $194.2 million during the first quarter of 2026, compared to $176.6 million during the same quarter a year ago. The increase was due primarily to a decrease in interest expense from deposits, offset by a small decrease in interest in deposits with other banks.

The net interest margin was 3.43% for the first quarter of 2026 compared to 3.25% for the first quarter of 2025.

For the first quarter of 2026, the yield on average interest-earning assets was 5.70%, the cost of funds on average interest-bearing liabilities was 2.99%, and the average cost of interest-bearing deposits was 2.96%. In comparison, for the first quarter of 2025, the yield on average interest-earning assets was 5.89%, the cost of funds on average interest-bearing liabilities was 3.46%, and the average cost of interest-bearing deposits was 3.43%. The decrease in the yield on average interest-bearing liabilities and on average interest-earning assets resulted mainly from lower interest rates on deposits and lower interest rates on loans and securities, respectively. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 2.71% for the quarter ended March 31, 2026, compared to 2.43% for the same quarter a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended March 31, 2026, and 2025. The average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Three Months Ended March 31,
	2026			2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	($ In thousands)
Interest-earning assets:
Total loans (1)	$20,162,693	$298,935	6.01%	$19,332,602	$293,984	6.17%
Investment securities	1,670,915	12,983	3.15	1,457,724	12,103	3.37
Federal Home Loan Bank stock	17,250	874	20.56	17,250	379	8.92
Deposits with banks	1,128,168	10,118	3.64	1,202,304	12,929	4.36
Total interest-earning assets	22,979,026	322,910	5.70	22,009,880	319,395	5.89
Non-interest earning assets:
Cash and due from banks	155,320			177,081
Other non-earning assets	1,118,461			1,173,911
Total non-interest earning assets	1,273,781			1,350,992
Less: Allowance for loan losses	(198,009)			(161,781)
Deferred loan fees	(14,694)			(11,213)
Total assets	$24,040,104			$23,187,878

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,341,354	$8,245	1.42%	$2,142,241	$8,863	1.68%
Money market accounts	3,670,457	27,132	3.00	3,382,292	28,591	3.43
Savings accounts	1,514,128	5,629	1.51	1,289,628	4,980	1.57
Time deposits	9,688,896	84,846	3.55	9,582,826	96,066	4.07
Total interest-bearing deposits	17,214,835	125,852	2.96	16,396,987	138,500	3.43

Other borrowings	128,265	1,061	3.35	215,021	2,236	4.22
Long-term debt	119,136	1,829	6.23	119,136	2,020	6.88
Total interest-bearing liabilities	17,462,236	128,742	2.99	16,731,144	142,756	3.46

Non-interest bearing liabilities:
Demand deposits	3,352,409			3,305,149
Other liabilities	260,088			286,876
Total equity	2,965,371			2,864,709
Total liabilities and equity	$24,040,104			$23,187,878

Net interest spread			2.71%			2.43%
Net interest income		$194,168			$176,639
Net interest margin			3.43%			3.25%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the three months ended March 31, 2026 and 2025:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three Months Ended March 31,
	2026-2025
	Increase/(Decrease) in
	Net Interest Income Due to
	Changes in Volume	Changes in Rate	Total Change
	($ In thousands)
Interest-earning assets:
Loans	$12,553	$(7,602)	$4,951
Investment securities	1,706	(826)	880
Federal Home Loan Bank stock	—	495	495
Deposits with other banks	(762)	(2,049)	(2,811)
Total changes in interest income	13,497	(9,982)	3,515

Interest-bearing liabilities:
Interest-bearing demand accounts	791	(1,409)	(618)
Money market accounts	2,353	(3,812)	(1,459)
Savings accounts	845	(196)	649
Time deposits	1,079	(12,299)	(11,220)
Other borrowed funds	(779)	(396)	(1,175)
Long-term debt	—	(191)	(191)
Total changes in interest expense	4,289	(18,303)	(14,014)

Changes in net interest income	$9,208	$8,321	$17,529

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for credit losses

The Company recorded a provision for credit losses of $18.2 million in the first quarter of 2026 compared with $15.5 million in the first quarter of 2025. As of March 31, 2026, the allowance for loan losses, increased $12.9 million to $208.9 million, or 1.03% of total loans, compared to $195.9 million, or 0.97% of total loans as of December 31, 2025.

The following table sets forth the charge-offs and recoveries for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	($ In thousands)
Charge-offs:
Commercial loans	$7,971	$2,344
Real estate loans (1)	1,385	—
Total charge-offs	9,356	2,344
Recoveries:
Commercial loans	4,931	270
Real estate loans (1)	2,302	97
Total recoveries	7,233	367
Net charge-offs	$2,123	$1,977

(1) Real estate loans include commercial real estate loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), wealth management fees, and other sources of fee income, was $20.7 million for the first quarter of 2026, an increase of $9.5 million, or 84.8%, compared to $11.2 million for the first quarter of 2025. The increase was primarily due to an equity securities gain of $17.3 million in first quarter of 2026 compared to a loss of $4.2 million in the first quarter of 2025 for a net increase of $21.5 million gain from equity securities and an increase of $1.1 million in derivative fees, offset by an impairment loss of $15.7 million on available-for-sale investment securities in connection with the Company's decision to sell certain impaired securities within that portfolio when compared to the same quarter a year ago.

Non-Interest Expense

Non-interest expense increased $1.0 million, or 1.2%, to $86.7 million in the first quarter of 2026 compared to $85.7 million in the same quarter a year ago. The increase in non-interest expense in the first quarter of 2026 was primarily due to an increase of $3.1 million in salaries and employee benefits, an increase of $1.3 million in other real estate owned expense, offset by a decrease of $2.3 million in amortization expense of investments in low-income housing and alternative energy partnerships, and $1.0 million in FDIC and State assessments when compared to the same quarter a year ago. The efficiency ratio was 40.35% in the first quarter of 2026 compared to 45.60% for the same quarter a year ago.

Income Taxes

The effective tax rate for the first quarter of 2026 was 21.0% compared to 19.8% for the first quarter of 2025. The effective tax rate includes the impact of low-income housing tax credits in 2025.

Balance Sheet Review

Assets

Total assets were $24.05 billion as of March 31, 2026, a decrease of $180.9 million, or 0.7%, from $24.23 billion as of December 31, 2025.

Securities Available-for-Sale

The carrying value of our securities available-for-sale (“AFS”) portfolio was $1.68 billion and $1.66 billion as of March 31, 2026 and December 31, 2025, respectively. The increase in the AFS securities portfolio consists primarily of a net addition of $87.8 million in treasury securities was partially offset by the amortization of existing securities during the three months ended March 31, 2026. The increase was partially offset by the amortization of existing securities. AFS securities represented 7.0% of total assets as of March 31, 2026, compared to 6.8% of total assets as of December 31, 2025.

The portfolio continues to be concentrated in U.S. government-backed securities, with more than 90% of the AFS investment portfolio invested in U.S. Treasuries and agency mortgage-backed securities issued by Fannie Mae and Freddie Mac with the remainder held in investment-grade securities. There was no allowance for credit losses provided against the AFS investment securities as of both March 31, 2026 and December 31, 2025. Additionally, there were no credit losses recognized in earnings during the three months ended March 31, 2026, and December 31, 2025.

The Company actively manages the investment portfolio in the context of asset/liability objectives, interest rate risk, and market conditions. These evaluations may result in changes to portfolio size, composition, or hedging strategies, including adjustments to the mix of securities classified as AFS.

During the quarter, the Company recorded a $15.7 million impairment loss related to its decision to sell certain AFS investment securities as part of a portfolio repositioning initiative designed to improve yield while maintaining the portfolio’s overall duration and credit quality. These securities, with a book value of $210.6 million, were subsequently sold in April 2026, resulting in a realized loss of $15.7 million. The AFS portfolio had an effective duration of 1.9 years at March 31, 2026, compared with 2.0 years at December 31, 2025.

Loans

Gross loans held for investment were $20.17 billion at March 31, 2026, an increase of $27.4 million, or 0.1%, from $20.15 billion at December 31, 2025. The increase was primarily due to an increase of $98.0 million, or 3.1%, in commercial loans, an increase of $24.0 million, or 0.2%, in commercial real estate loans, and an increase of $6.7 million, or 3.0% in equity lines, offset by a decrease of $53.6 million, or 0.9% in residential mortgage loans, and a decrease of $48.5 million, or 14.4% in real estate construction loans.

The loan held for investment balances and composition at March 31, 2026, compared to December 31, 2025, are set forth below:

	March 31, 2026	% of Gross Loans	December 31, 2025	% of Gross Loans	% Change
	($ In thousands)

Commercial loans	$3,282,557	16.3%	$3,184,556	15.8%	3.1%
Construction loans	289,042	1.4	337,550	1.7	(14.4)
Commercial real estate loans	10,588,726	52.5	10,564,744	52.4	0.2
Residential mortgage loans and equity lines	6,011,671	29.8	6,058,538	30.1	(0.8)
Installment and other loans	2,593	—	1,814	—	42.9
Gross loans held for investment	$20,174,589	100%	$20,147,202	100%	0.1%
Allowance for loan losses	(208,786)		(195,911)		6.6
Unamortized deferred loan fees	(14,164)		(14,903)		(5.0)
Total loans held for investment, net	$19,951,639		$19,936,388		0.1%

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

The ratio of non-performing assets to total assets was 0.53% as of March 31, 2026, compared to 0.59% as of December 31, 2025. Total non-performing assets decreased $15.8 million, or 11.0% to $127.9 million at March 31, 2026, compared to $143.7 million at December 31, 2025, primarily due to a decrease of $23.4 million, or 20.8%, in non-accrual loans, offset by, an increase of $4.5 million, or 449.1%, in accruing loans past due 90 days or more, and an increase of  $3.1 million, or 10.2%, in other real estate owned.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets were 0.63% and 0.71% as of March 31, 2026, and December 31, 2025, respectively. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 237.50% as of March 31, 2026, from 183.79% as of December 31, 2025.

The following table sets forth the changes in non-performing assets as of March 31, 2026, compared to December 31, 2025, and to March 31, 2025:

	March 31, 2026	December 31, 2025	% Change	March 31, 2025	% Change
	($ In thousands)
Non-performing assets
Accruing loans past due 90 days or more	$5,491	$1,000	449	$595	823
Non-accrual loans:
Commercial real estate loans	51,091	59,511	(14)	76,802	(33)
Commercial loans	7,665	21,498	(64)	53,362	(86)
Residential mortgage loans	30,248	31,354	(4)	24,462	24
Total non-accrual loans	$89,004	$112,363	(21)	$154,626	(42)
Total non-performing loans	94,495	113,363	(17)	155,221	(39)
Other real estate owned	33,436	30,336	10	18,484	81
Total non-performing assets	$127,931	$143,699	(11)	$173,705	(26)
Accruing loan modifications to borrowers experiencing financial difficulties	$84,332	$78,148		$8,213

Non-accrual loans held for sale	$—	$—		$11,759

Allowance for loan losses	$208,786	$195,911	7	$173,936	20
Allowance for unfunded loan commitments	$15,636	$12,441	26	$11,028	42

Total gross loans outstanding, excluding loans held for sale, at period-end	$20,174,589	$20,147,202	0	$19,353,003	4

Allowance for loan losses to non-performing loans, at period-end	220.95%	172.82%		112.06%
Allowance for credit losses to non-performing loans, at period-end	237.50%	183.79%		119.16%
Allowance for loan losses to gross loans, excluding loans held for sale, at period-end	1.03%	0.97%		0.90%

Non-accrual Loans

As of March 31, 2026, total non-accrual loans were $89.0 million, a decrease of $23.4 million, or 20.8%, from $112.4 million at December 31, 2025, and a decrease of $65.6 million, or 42.4%, from $154.6 million at March 31, 2025. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly.

The following tables set forth the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	March 31, 2026		December 31, 2025
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	($ In thousands)
Type of Collateral
Single/multi-family residence	$53,935	$515	$57,676	$516
Commercial real estate	27,404	4,782	33,189	3,514
Personal property (UCC)	—	2,368	—	17,468
Total	$81,339	$7,665	$90,865	$21,498

(1) Real estate includes commercial real estate loans, construction loans, residential mortgage loans, equity lines and installment & other loans.

	March 31, 2026		December 31, 2025
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	($ In thousands)
Type of Business
Real estate development	$33,248	$—	$40,848	$4,873
Wholesale/Retail	17,843	5,862	18,662	15,812
Food/Restaurant	—	1,327	42	40
Import/Export	—	476	—	476
Other	30,248	—	31,313	297
Total	$81,339	$7,665	$90,865	$21,498

(1) Real estate includes commercial real estate loans, construction loans, residential mortgage loans, equity lines and installment & other loans.

For non-accrual loans, the amounts previously charged-off represent 7.7% of the contractual balances for non-accrual loans as of March 31, 2026, and 14.4% as of December 31, 2025. As of March 31, 2026, $81.3 million, or 91.4%, of the $89.0 million of non-accrual loans were secured by real estate compared to $90.9 million, or 80.8%, of the $112.4 million of non-accrual loans that were secured by real estate as of December 31, 2025. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information intended to provide updated factors in evaluating potential loss.

The allowance for loan losses to non-performing loans was 220.95% as of March 31, 2026, compared to 172.82% as of December 31, 2025. The increase was due primarily to a net increase in the allowance for loan losses and a decrease in non-accrual loans.

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

As of March 31, 2026, construction loans of $197.1 million were disbursed with pre-established interest reserves of $29.1 million, compared to $225.9 million with pre-established interest reserves of $34.0 million at December 31, 2025.  There were no balances on construction loans with interest reserves that have been extended with pre-established interest reserves of $380 thousand at March 31, 2026, compared to a  balance of  $3.3 million with pre-established interest reserves of $95 thousand at December 31, 2025.  Land loans of $18.1 million were disbursed with pre-established interest reserves of $1.5 million at March 31, 2026, compared to land loans of $15.3 million with pre-established interest reserves of $1.3 million at December 31, 2025. There were no land loans with interest reserves which have been extended as of March 31, 2026, and December 31, 2025.

At March 31, 2026, and December 31, 2025, the Bank had no loan on non-accrual status with available interest reserves. There were no non-accrual residential construction loans, non-accrual non-residential construction loans, and non-accrual land loans that were originated with pre-established interest reserves as of March 31, 2026, and December 31, 2025.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of the property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with clients located in the high-density Asian-populated areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; and Las Vegas, Nevada. The Company also has loan clients in Hong Kong. The Company has no significant industry concentration, and generally our loans are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the collateral.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 12% of the Bank’s total risk-based capital as of March 31, 2026, and 14% as of December 31, 2025. Total CRE loans represented 278% of total risk-based capital as of March 31, 2026, and 287% as of December 31, 2025, which were within the Bank’s internal limit of 400%, of total capital.

CRE and Construction Loans ("CREC")

The Company’s total CREC loan portfolio is diversified by property type with an average CREC loan size of $2.0 million as of March 31, 2026, and December 31, 2025. The following table summarizes the Company’s total CREC loans by property type as of March 31, 2026, and December 31, 2025:

	As of March 31, 2026		As of December 31, 2025
($ In thousands)	Amount	%	Amount	%
Property type:
Retail	$2,575,582	24%	$2,545,446	24%
Multifamily	2,874,037	27%	2,887,642	27%
Office	1,398,982	13%	1,439,568	13%
Warehouse	1,417,415	13%	1,359,887	12%
Industrial	695,203	6%	692,280	6%
Hospitality	359,436	3%	360,692	3%
Construction & Land	360,726	3%	407,957	4%
Other	1,196,385	11%	1,208,822	11%
Total CREC loans	$10,877,766	100%	$10,902,294	100%

The weighted-average loan-to-value (“LTV”) ratio of the total CREC loan portfolio was 49% as of March 31, 2026, and December 31, 2025. Approximately 86% of total CREC loans had an LTV ratio of 60% or lower as of March 31, 2026, and December 31, 2025.

The following tables provide a summary of the Company’s CREC, multifamily residential, and construction and land loans by geography as of March 31, 2026, and December 31, 2025. The distribution of the total CREC loan portfolio reflects the Company’s geographical footprint, which is primarily concentrated in California:

	As of March 31, 2026
($ In thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
California	$3,639,033	48%	$1,068,444	37%	$231,333	64%	$4,938,810	45%
New York	2,425,187	32%	1,333,604	46%	77,709	22%	3,836,500	35%
Texas	386,543	5%	205,097	7%	4,243	1%	595,883	6%
Illinois	250,784	3%	44,554	2%	2,736	1%	298,074	3%
New Jersey	171,203	2%	21,028	1%	2,773	1%	195,004	2%
Nevada	214,470	3%	28,374	1%	8,267	2%	251,111	2%
Washington	60,083	1%	144,442	5%	25,335	7%	229,860	2%
Other markets	495,700	6%	28,494	1%	8,330	2%	532,524	5%
Total CREC loans	$7,643,003	100%	$2,874,037	100%	$360,726	100%	$10,877,766	100%

	As of December 31, 2025
($ In thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
California	$3,649,273	48%	$1,130,859	39%	$272,251	67%	$5,052,383	46%
New York	2,373,202	31%	1,291,064	45%	102,685	25%	3,766,951	35%
Texas	388,334	5%	202,313	7%	—	0%	590,647	5%
Illinois	251,271	3%	44,961	1%	1,895	1%	298,127	3%
New Jersey	170,358	2%	19,153	1%	1,603	0%	191,114	2%
Nevada	209,928	3%	27,523	1%	5,259	1%	242,710	2%
Washington	66,130	1%	143,135	5%	15,934	4%	225,199	2%
Other markets	498,199	7%	28,634	1%	8,330	2%	535,163	5%
Total CREC loans	$7,606,695	100%	$2,887,642	100%	$407,957	100%	$10,902,294	100%

There were 45% and 46% of total CREC loans concentrated in California as of March 31, 2026, and December 31, 2025, respectively. Changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses.

Commercial Real Estate Loans

The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. CRE loans totaled $7.64 billion as of March 31, 2026, compared with $7.61 billion as of December 31, 2025, and accounted for 38% of total loans held-for-investment, not including loans held for sale, as of March 31, 2026, and December 31, 2025. Interest rates on CRE loans may be fixed or variable. As of March 31, 2026, 21% and 40% of our CRE portfolio were variable rate and hybrid loans in their fixed period, respectively. In comparison, as of December 31, 2025, 21% and 40% of our CRE portfolio were variable rate and hybrid loans in their fixed period, respectively. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 25% of the CRE loans as of March 31, 2026, and December 31, 2025. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial-Multifamily Residential Loans

The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. Multifamily residential loans totaled $2.87 billion as of March 31, 2026, compared with $2.89 billion as of December 31, 2025, and accounted for 14% of total loans held-for investment, not including loans held for sale, as of March 31, 2026, and December 31, 2025. The Company offers a variety of first lien mortgages, including fixed and variable-rate loans. As of March 31, 2026, 22% and 40% of our multifamily residential loan portfolio were variable rate and hybrid loans in their fixed period, respectively. In comparison, as of December 31, 2025, 24% and 36% of our multifamily residential loan portfolio were variable rate and hybrid loans in their fixed period, respectively.

Commercial-Construction and Land Loans

Construction and land loans provide financing for diversified projects by real estate property type. Construction and land loans totaled $360.7 million as of March 31, 2026, compared with $408.0 million as of December 31, 2025, and accounted for 2% of total loans held-for-investment, not including loans held for sale, as of March 31, 2026, and December 31, 2025. Construction loan exposure was made up of $289.0 million in outstanding loans, plus $199.8 million in unfunded commitments as of March 31, 2026, compared with $337.6 million in outstanding loans, plus $235.3 million in unfunded commitments as of December 31, 2025. Land loans totaled $71.7 million as of March 31, 2026, compared with $70.4 million as of December 31, 2025.

Allowance for Credit Losses

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	($ In thousands)
Allowance for loan losses
Balance at beginning of period	$195,911	$161,765
Provision for expected credit losses on loans	14,998	14,148
Charge-offs:
Commercial loans	(7,971)	(2,344)
Real estate loans (1)	(1,385)	—
Total charge-offs	(9,356)	(2,344)
Recoveries:
Commercial loans	4,931	270
Real estate loans (1)	2,302	97
Total recoveries	7,233	367
Balance at the end of period	$208,786	$173,936

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$12,441	$9,676
Provision for expected credit losses on unfunded credit commitments	3,195	1,352
Balance at the end of period	$15,636	$11,028

Average loans outstanding during the period	$20,162,693	$19,332,602
Total gross loans outstanding, excluding loans held for sale, at period-end	$20,174,589	$19,353,003
Total non-performing loans, at period-end	$94,495	$155,221
Ratio of net charge-offs to average loans outstanding during the period(2)	0.04%	0.04%
Provision for expected credit losses to average loans outstanding during the period(2)	0.37%	0.33%
Allowance for loan losses to non-performing loans, at period-end	220.95%	112.06%
Allowance for loan losses to gross loans, excluding loans held for sale, at period-end	1.03%	0.90%
(1) Real estate loans include commercial real estate loans, residential mortgage loans, and equity lines.
(2) Annualized.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	March 31, 2026		December 31, 2025
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	($ In thousands)
Type of Loan:
Commercial loans	$46,720	16.3%	$39,123	15.9%
Construction loans	15,404	1.6	6,475	1.7
Commercial real estate loans	122,332	52.3	125,665	52.3
Residential mortgage loans and equity lines	24,314	29.8	24,641	30.1
Installment and other loans	16	0.0	7	0.0
Total allowance	$208,786	100%	$195,911	100%

The increase in the ACL during the quarter was driven primarily by changes in the quantitative component of the reserve. Quantitative reserves increased due to higher modeled lifetime loss estimates, reflecting updates to certain model assumptions intended to better capture the portfolio’s historical loss experience across economic cycles. These updates resulted in higher expected credit losses across several loan categories.

The qualitative component of the allowance was relatively stable in total; however, qualitative adjustments shifted across portfolios based on management’s assessment of credit conditions and risk trends. In particular, additional qualitative reserves were applied to certain commercial real estate segments, including office and construction, to reflect market‑specific considerations not fully captured in the model’s baseline economic forecasts. These increases were offset by reductions in qualitative reserves in other portfolios, resulting in an overall qualitative reserve level that was broadly unchanged from the prior quarter.

The ACL is also influenced by the macroeconomic forecasts used in the Company’s CECL model. The March 31, 2026 estimate incorporated multiple forward‑looking economic scenarios obtained from a reputable third‑party forecaster. These scenarios reflect a range of potential economic outcomes and include a baseline view of expected conditions, along with more optimistic and more adverse alternatives. Management applies judgment in determining how these scenarios are incorporated into the allowance estimate, taking into account prevailing economic uncertainty and risks.

To illustrate the sensitivity of the allowance to changes in economic assumptions, management estimates that applying a 100% weighting to the downside scenario would have increased the ACL by approximately $70.7 million as of March 31, 2026. This analysis is intended to demonstrate the directional impact of more adverse economic conditions and should not be interpreted as a forecast of future allowance levels.

Our methodology, policies and estimates on allowance for credit losses for loans are described in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 Form 10-K. For more information, please also see Note 6 to the Company’s unaudited Consolidated Financial Statements.

Deposits

Total deposits were $20.68 billion as of March 31, 2026, a decrease of $218.5 million, or 1.0% from $20.89 billion as of December 31, 2025.

The Company calculates its uninsured deposits based on the methodologies and assumptions used for regulatory reporting. Total uninsured deposits were $10.08 billion as of March 31, 2026, decreasing approximately $116.5 million, from $10.19 billion as of December 31, 2025. Excluding $865.3 million in collateralized deposits, the uninsured and uncollateralized deposits of $9.21 billion was 44.6% of total deposits as of March 31, 2026. Our unused borrowing capacity from the Federal Home Loan Bank as of March 31, 2026, was $7.95 billion and unpledged securities at March 31, 2026, was $1.66 billion. These sources of available liquidity, including cash and short-term investments, were more than 100% of uninsured and uncollateralized deposits as of March 31, 2026.

The following table sets forth the deposit mix as of the dates indicated:

	March 31, 2026		December 31, 2025
	Amount	Percentage	Amount	Percentage
	($ In thousands)
Deposits
Non-interest-bearing demand deposits	$3,399,461	16.5%	$3,505,606	16.8%
NOW deposits	2,336,121	11.3	2,370,047	11.3
Money market deposits	3,701,873	17.9	3,800,471	18.2
Savings deposits	1,518,300	7.3	1,500,890	7.2
Time deposits	9,719,892	47.0	9,717,153	46.5
Total deposits	$20,675,647	100.0%	$20,894,167	100.0%

The following table sets forth the maturity distribution of time deposits as of March 31, 2026:

	As of March 31, 2026
	Time Deposits -under $250,000	Time Deposits -$250,000 and over	Total Time Deposits
	($ In thousands)
Three months or less	$1,255,541	$1,977,261	$3,232,802
Over three to six months	1,480,183	1,710,783	3,190,966
Over six to twelve months	1,193,527	2,074,261	3,267,788
Over twelve months	17,913	10,423	28,336
Total	$3,947,164	$5,772,728	$9,719,892

Percent of total deposits	19.1%	27.9%	47.0%

FDIC Special Assessment and Uninsured Deposits

In 2023, the FDIC issued a final rule implementing a special assessment for certain banks to recover losses to the DIF associated with protecting uninsured depositors of Silicon Valley Bank and Signature Bank upon their failure in March 2023. The Company paid its eighth and final quarterly special assessment during the three months ended March 31, 2026, and its remaining accrual for its estimated special assessment liability is zero as of March 31, 2026. The Company will continue to monitor the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank, which could impact the amount of its accrued liability. In December 2025, the FDIC issued an interim final rule outlining a process for a potential offset to regular quarterly deposit insurance assessments for banks subject to the special assessment if the special assessment amount collected ultimately exceeds losses to the DIF. The FDIC plans to provide additional updates on future offsets or a one-time final shortfall special assessment collection, if any, through future invoices.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of March 31, 2026. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts:

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	($ In thousands)
Contractual obligations:
Deposits with stated maturity dates	$9,691,556	$28,298	$38	$—	$9,719,892
Other borrowings	—	—	—	13,526	13,526
Long-term debt	—	—	—	119,136	119,136
Operating leases	11,133	18,429	8,034	2,469	40,065
Total contractual obligations and other commitments	$9,702,689	$46,727	$8,072	$135,131	$9,892,619

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

Capital Resources

Total equity was $2.99 billion as of March 31, 2026, an increase of $61.3 million, from $2.93 billion as of December 31, 2025, primarily due to net income of $86.9 million, other comprehensive income of $10.2 million, stock-based compensation of $1.6 million, and proceeds from dividend reinvestment of $0.7 million, offset by common stock cash dividends of $25.4 million, and purchase of treasury stock of $12.6 million.

The following table summarizes changes in total equity for the three months ended March 31, 2026:

Three Months Ended
March 31, 2026
($ In thousands)
Net income	$86,886
Proceeds from shares issued through the Dividend Reinvestment Plan	675
Shares withheld related to net share settlement of RSUs	(38)
Purchase of treasury stock	(12,612)
Stock-based compensation	1,571
Cash dividends paid to common stockholders	(25,444)
Other comprehensive income	10,222
Net increase in total equity	$61,260

Capital Adequacy Review

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The following tables set forth actual and required capital ratios as of March 31, 2026, and December 31, 2025, for Bancorp and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2025 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	($ In thousands)
March 31, 2026

Cathay General Bancorp:
Common Equity Tier 1 to Risk-Weighted Assets	$2,643,213	13.47	$883,341	4.50
Tier 1 Capital to Risk-Weighted Assets	2,643,213	13.47	1,177,788	6.00
Total Capital to Risk-Weighted Assets	2,983,136	15.20	1,570,384	8.00
Leverage Ratio	2,643,213	11.15	948,091	4.00

Cathay Bank:
Common Equity Tier 1 to Risk-Weighted Assets	$2,728,682	13.91	$882,927	4.50	$127,534	6.50
Tier 1 Capital to Risk-Weighted Assets	2,728,682	13.91	1,177,236	6.00	1,569,648	8.00
Total Capital to Risk-Weighted Assets	2,953,105	15.05	1,569,648	8.00	1,962,061	10.00
Leverage Ratio	2,728,682	11.52	947,496	4.00	1,184,370	5.00

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	($ In thousands)
December 31, 2025

Cathay General Bancorp:
Common Equity Tier 1 to Risk-Weighted Assets	$2,590,921	13.27	$878,810	4.50
Tier 1 Capital to Risk-Weighted Assets	2,590,921	13.27	1,171,746	6.00
Total Capital to Risk-Weighted Assets	2,914,774	14.93	1,562,328	8.00
Leverage Ratio	2,590,921	10.91	950,270	4.00

Cathay Bank:
Common Equity Tier 1 to Risk-Weighted Assets	$2,678,692	13.73	$878,257	4.50	$1,268,593	6.50
Tier 1 Capital to Risk-Weighted Assets	2,678,692	13.73	1,171,009	6.00	1,561,345	8.00
Total Capital to Risk-Weighted Assets	2,887,045	14.79	1,561,345	8.00	1,951,682	10.00
Leverage Ratio	2,678,692	11.28	949,627	4.00	1,187,034	5.00

As of March 31, 2026, capital levels at Bancorp and the Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of March 31, 2026, at Bancorp and the Bank exceed the minimum levels necessary to be considered “well capitalized.”

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. The Company declared cash dividends per common share of $0.38 and $0.34 for the three months ended March 31, 2026, and 2025, respectively. The amount of future dividends, if any, will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors. The terms of our Junior Subordinated Notes also limit our ability to pay dividends. If we are not current in our payment of dividends on our Junior Subordinated Notes, we may not pay dividends on our common stock.

The Company declared a cash dividend of $0.38 per share on 66,957,659 shares outstanding on February 26, 2026, for distribution to holders of our common stock on March 9, 2026. The Company paid total cash dividends of $25.4 million in the first quarter of 2026.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and client credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of March 31, 2026, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 13.9% compared to 14.7% as of December 31, 2025.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At March 31, 2026, the Bank had an approved credit line with the FHLB of San Francisco totaling $8.47 billion. There were no total advances from the FHLB of San Francisco and there were $959.5 million in standby letters of credit issued by the FHLB on the Company’s behalf as of March 31, 2026. These borrowings bear fixed rates and are secured by the Bank’s loans. See Note 9 to the Consolidated Financial Statements. At March 31, 2026, the Bank pledged $1.38 billion of its commercial loans and $1.4 million of securities to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $1.26 billion from the Federal Reserve Bank Discount Window at March 31, 2026.

Liquidity can also be provided through the sale of liquid assets, which may consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At March 31, 2026, investment securities totaled $1.68 billion, with $22.5 million pledged as collateral for borrowings and other commitments. The remaining balance was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 99.7% of our time deposits mature within one year or less as of March 31, 2026. Management anticipates that these deposits will reprice lower as a result of the expected decreases in the target Fed funds rate expected in 2025. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. As of March 31, 2026, management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $45.0 million and $40.0 million during the first quarter of 2026 and 2025, respectively.

Critical Accounting Policies

Our most significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. Certain of these accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be our critical accounting estimates. The judgment and assumptions made are based upon historical experience, future forecasts, or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations.

For additional information regarding critical accounting estimates, see the section titled “Critical Accounting Policies” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in the Company’s application of critical accounting estimates since December 31, 2025.

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

We have established a tolerance level in our policy for net interest income volatility when the hypothetical change is plus or down 100 or 200 basis points or more.  When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions and the estimated impact on profitability. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2026:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	-3.7	-27.6
+100	-1.8	-14.2
-100	3.4	15.3
-200	6.4	30.7

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

There has not been any change in our internal control over financial reporting that occurred during the first quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.      RISK FACTORS.

The Company is not aware of any material change to the risk factors as previously disclosed in Part I, Item 1A, of the Company’s 2025 Form 10-K for the year ended December 31, 2025. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Part I, Item 1A, of the Company’s 2025 Form 10-K for the year ended December 31, 2025, which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risk factors disclosed in the 2025 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties, including those not presently known to the Company or that the Company presently believes not to be material, could also materially and adversely affect the Company’s business, financial condition, and results of operations and stock price.

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(January 1, 2026 - January 31, 2026)	160,000	$50.51	160,000	$4,412,356.25
(February 1, 2026 - February 28, 2026)	83,499	$52.84	83,499	$158.79
(March 1, 2026 - March 31, 2026)	0	$-	0	$-
Total	243,499	$51.31	243,499	$158.79

For a discussion of limitations on the payment of dividends, see “Dividend Policy” and “Liquidity” under Part I—Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.         DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.         MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.         OTHER INFORMATION.

During the quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined under Item 408(a) of Regulation S-K.

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

Date: May 8, 2026
/s/ Chang M. Liu
Chang M. Liu
President and Chief Executive Officer

Date: May 8, 2026
/s/ Albert J. Wang
Albert J. Wang
Executive Vice President and
Chief Financial Officer