Form 10-Q
period 2026-06-30
CATHAY GENERAL BANCORP
filed 2026-08-07
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number	001-31830

CATHAY GENERAL BANCORP

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CATY	Nasdaq Global Select Market

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

Common stock, $0.01 par value, 66,713,820 shares outstanding as of July 31, 2026.

    CATHAY GENERAL BANCORP AND SUBSIDIARIES

2ND QUARTER 2026 REPORT ON FORM 10-Q

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

   PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ In thousands, except par value and share data)	June 30, 2026	December 31, 2025

Assets
Cash and due from banks	$163,976	$146,320
Short-term investments and interest-bearing deposits	1,163,120	1,278,089
Securities available-for-sale at fair value (amortized cost of $1,737,212 at June 30, 2026, and $1,735,451 at December 31, 2025)	1,682,820	1,658,223
Loans held for investment	20,621,332	20,147,202
Less: Allowance for loan losses	(218,896)	(195,911)
Unamortized deferred loan fees, net	(14,606)	(14,903)
Loans held for investment, net	20,387,830	19,936,388
Equity securities (including $26,482 measured at fair value at June 30, 2026, and $32,754 at December 31, 2025)	80,854	51,886
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	33,659	30,336
Affordable housing investments and alternative energy partnerships, net	293,553	287,182
Premises and equipment, net	90,613	87,579
Customers’ liability on acceptances	11,214	4,385
Accrued interest receivable	94,676	96,993
Goodwill	375,696	375,696
Other intangible assets, net	2,341	2,683
Right-of-use assets - operating leases	33,269	34,187
Other assets	221,948	222,378
Total assets	$24,652,819	$24,229,575

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$3,567,527	$3,505,606
Interest-bearing:
NOW deposits	2,612,011	2,370,047
Money market deposits	3,894,594	3,800,471
Savings deposits	1,421,969	1,500,890
Time deposits	9,565,547	9,717,153
Total deposits	21,061,648	20,894,167
Advances from the Federal Home Loan Bank	—	—
Long-term debt	119,136	119,136
Acceptances outstanding	11,214	4,385
Lease liabilities - operating leases	35,114	36,102
Other liabilities	379,093	250,397
Total liabilities	21,606,205	21,304,187
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 91,914,036 issued and 66,825,367 outstanding at June 30, 2026, and 91,803,148 issued and 67,200,126 outstanding at December 31, 2025	919	918
Additional paid-in-capital	1,005,086	1,001,401
Accumulated other comprehensive loss, net	(38,314)	(54,400)
Retained earnings	3,037,887	2,909,677
Treasury stock, at cost (25,088,669 shares at June 30, 2026, and 24,603,022 shares at December 31, 2025)	(958,964)	(932,208)
Total stockholders' equity	3,046,614	2,925,388
Total liabilities and stockholders' equity	$24,652,819	$24,229,575

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ In thousands, except share and per share data)	2026	2025	2026	2025

Interest and Dividend Income
Loans receivable	$302,170	$296,857	$601,105	$590,841
Investment securities	14,420	13,666	27,403	25,769
Federal Home Loan Bank stock	253	373	1,127	752
Deposits with banks	10,610	12,022	20,728	24,951
Total interest and dividend income	327,453	322,918	650,363	642,313

Interest Expense
Time deposits	80,207	94,364	165,053	190,430
Other deposits	42,930	44,370	83,936	86,804
Advances from Federal Home Loan Bank	1,457	742	2,467	2,646
Long-term debt	1,841	2,029	3,670	4,049
Short-term debt	121	192	172	524
Total interest expense	126,556	141,697	255,298	284,453

Net interest income before provision for credit losses	200,897	181,221	395,065	357,860
Provision for credit losses	11,240	11,200	29,433	26,700
Net interest income after provision for credit losses	189,657	170,021	365,632	331,160

Non-Interest Income
Net gains/(losses) from equity securities	11,652	(1,390)	28,968	(5,581)
Net loss on investment securities	(10,554)	—	(26,239)	—
Letters of credit commissions	2,331	2,120	4,737	4,211
Depository service fees	1,971	1,925	3,985	3,677
Wealth management fees	7,920	4,936	15,022	11,105
Other operating income	8,085	7,800	15,591	13,183
Total non-interest income	21,405	15,391	42,064	26,595

Non-Interest Expense
Salaries and employee benefits	46,733	43,123	92,244	85,550
Occupancy expense	5,812	5,950	11,628	11,687
Computer and equipment expense	6,594	5,160	12,221	11,214
Professional services expense	7,438	8,888	15,220	16,336
Data processing service expense	3,651	4,631	7,666	9,037
FDIC and regulatory assessments	2,992	3,177	5,439	6,576
Marketing expense	1,472	1,113	3,335	2,991
Other real estate owned expense/(income)	339	(377)	1,928	(133)
Amortization of investments in low-income housing and alternative energy partnerships	9,873	11,179	16,613	20,233
Amortization of core deposit intangibles	217	250	435	500
Other operating expense	7,195	6,040	12,267	10,799
Total non-interest expense	92,316	89,134	178,996	174,790

Income before income tax expense	118,746	96,278	228,700	182,965
Income tax expense	26,537	18,828	49,605	36,009
Net income	$92,209	$77,450	$179,095	$146,956

Other Comprehensive Income, net of tax
Net holding gains on securities available-for-sale	5,864	2,525	16,086	16,385
Total comprehensive income	$98,073	$79,975	$195,181	$163,341

Net Income Per Common Share:
Basic	$1.38	$1.11	$2.67	$2.09
Diluted	$1.37	$1.10	$2.66	$2.09
Cash dividends paid per common share	$0.38	$0.34	$0.76	$0.68
Average Common Shares Outstanding:
Basic	67,014,700	69,989,825	67,004,055	70,183,752
Diluted	67,304,846	70,188,902	67,322,562	70,432,916

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three Months Ended	Shares	Amount	Capital	(Loss)/Income	Earnings	Stock	Equity
	($ In thousands, except share and per share data)
Balance at March 31, 2026	66,972,039	$918	$1,003,609	$(44,178)	$2,971,119	$(944,820)	$2,986,648
Dividend Reinvestment Plan	11,208	—	666	—	—	—	666
Restricted stock units vested	68,073	1	—	—	—	—	1
Stock issued to directors	16,195	—	863	—	—	—	863
Shares withheld related to net share
settlement of RSUs	—	—	(2,396)	—	—	—	(2,396)
Purchases of treasury stock	(242,148)	—	—	—	—	(14,144)	(14,144)
Stock-based compensation	—	—	2,344	—	—	—	2,344
Cash dividends of $0.38 per share	—	—	—	—	(25,441)	—	(25,441)
Other comprehensive income	—	—	—	5,864	—	—	5,864
Net income	—	—	—	—	92,209	—	92,209
Balance at June 30, 2026	66,825,367	$919	$1,005,086	$(38,314)	$3,037,887	$(958,964)	$3,046,614

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three Months Ended	Shares	Amount	Capital	(Loss)/Income	Earnings	Stock	Equity
	($ In thousands, except share and per share data)
Balance at March 31, 2025	70,034,708	$916	$995,371	$(71,747)	$2,734,004	$(793,385)	$2,865,159
Dividend Reinvestment Plan	14,302	1	640	—	—	—	641
Restricted stock units vested	75,608	1	—	—	—	—	1
Stock issued to directors	22,956	—	1,020	—	—	—	1,020
Shares withheld related to net share
settlement of RSUs	—	—	(1,964)	—	—	—	(1,964)
Purchases of treasury stock	(804,179)	—	—	—	—	(35,873)	(35,873)
Stock-based compensation	—	—	1,182	—	—	—	1,182
Cash dividends of $0.34 per share	—	—	—	—	(23,846)	—	(23,846)
Other comprehensive income	—	—	—	2,525	—	—	2,525
Net income	—	—	—	—	77,450	—	77,450
Balance at June 30, 2025	69,343,395	$918	$996,249	$(69,222)	$2,787,608	$(829,258)	$2,886,295

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Six Months Ended	Shares	Amount	Capital	(Loss)/Income	Earnings	Stock	Equity
	($ In thousands, except share and per share data)
Balance at December 31, 2025	67,200,126	$918	$1,001,401	$(54,400)	$2,909,677	$(932,208)	$2,925,388
Dividend Reinvestment Plan	25,588	—	1,341	—	—	—	1,341
Restricted stock units vested	69,105	1	—	—	—	—	1
Stock issued to directors	16,195	—	863	—	—	—	863
Shares withheld related to net share settlement of RSUs	—	—	(2,434)	—	—	—	(2,434)
Purchases of treasury stock	(485,647)	—	—	—	—	(26,756)	(26,756)
Stock-based compensation	—	—	3,915	—	—	—	3,915
Cash dividends of $0.76 per share	—	—	—	—	(50,885)	—	(50,885)
Other comprehensive income	—	—	—	16,086	—	—	16,086
Net income	—	—	—	—	179,095	—	179,095
Balance at June 30, 2026	66,825,367	$919	$1,005,086	$(38,314)	$3,037,887	$(958,964)	$3,046,614

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Six Months Ended	Shares	Amount	Capital	(Loss)/Income	Earnings	Stock	Equity
	($ In thousands, except share and per share data)
Balance at December 31, 2024	70,863,324	$916	$993,962	$(85,607)	$2,688,353	$(751,920)	$2,845,704
Dividend Reinvestment Plan	30,154	1	1,335	—	—	—	1,336
Restricted stock units vested	108,046	1	—	—	—	—	1
Stock issued to directors	22,956	—	1,020	—	—	—	1,020
Shares withheld related to net share settlement of RSUs	—	—	(2,755)	—	—	—	(2,755)
Purchases of treasury stock	(1,681,085)	—	—	—	—	(77,338)	(77,338)
Stock-based compensation	—	—	2,687	—	—	—	2,687
Cash dividends of $0.68 per share	—	—	—	—	(47,701)	—	(47,701)
Other comprehensive income	—	—	—	16,385	—	—	16,385
Net income	—	—	—	—	146,956	—	146,956
Balance at June 30, 2025	69,343,395	$918	$996,249	$(69,222)	$2,787,608	$(829,258)	$2,886,295

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
	($ In thousands)
Cash Flows from Operating Activities
Net income	$179,095	$146,956
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	29,433	26,700
Provision for losses on other real estate owned	—	890
Deferred tax provision	10,245	5,007
Depreciation and amortization	3,277	3,514
Amortization of right-of-use asset	4,788	4,686
Change in operating lease liabilities	(988)	3,453
Net gains on sale and transfers of other real estate owned	(1,290)	(1,455)
Net gains on sale of loans	(305)	(142)
Loss on sales or disposal of premises and equipment	20	14
Amortization on alternative energy partnerships, venture capital and other investments	16,613	20,233
Net loss on sale of investment securities	26,239	—
Amortization/accretion of securities available-for-sale premiums/discounts, net	(15,607)	(12,376)
Unrealized (gain)/ loss on equity securities	(28,968)	5,581
Stock-based compensation and stock issued to officers as compensation	4,779	3,708
Net change in accrued interest receivable and other assets	(19,962)	20,418
Net change in other liabilities	128,157	(64,276)
Net cash provided by operating activities	335,526	162,911

Cash Flows from Investing Activities
Purchase of securities available-for-sale	(1,300,335)	(779,062)
Proceeds from repayments, maturities and calls of securities available-for-sale	943,583	713,395
Proceeds from sale of securities available-for-sale	344,337	—
Proceeds from sale of other real estate owned	2,109	10,316
Proceeds from sale of loans originally classified as held-for-investment	11,292	15,263
Net increase in loans	(493,277)	(458,424)
Purchase of premises and equipment	(5,990)	(3,960)
Net (increase)/decrease in affordable housing investments and alternative energy partnerships	(23,274)	1,384
Net cash used for investing activities	(521,555)	(501,088)

Cash Flows from Financing Activities
Increase in deposits	167,450	320,090
Advances from Federal Home Loan Bank	8,756,000	4,897,000
Repayment of Federal Home Loan Bank borrowings	(8,756,000)	(4,545,000)
Cash dividends paid	(50,885)	(47,701)
Purchases of treasury stock	(26,756)	(77,338)
Proceeds from shares issued under Dividend Reinvestment Plan	1,341	1,336
Taxes paid related to net share settlement of RSUs	(2,434)	(2,755)
Net cash provided for financing activities	88,716	545,632

(Decrease)/increase in cash, cash equivalents, and restricted cash	(97,313)	207,455
Cash, cash equivalents, and restricted cash, beginning of the period	1,424,409	1,039,520
Cash, cash equivalents, and restricted cash, end of the period	$1,327,096	$1,246,975

Supplemental Cash Flow Information
Cash paid during the period:
Interest	$258,972	$287,163
Income taxes	$61,246	$35,025
Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$16,086	$16,385
Loans transferred from held-for-investment to held-for-sale	$10,986	$28,458
Transfers to other real estate owned from loans held-for-investment	$4,142	$6,808

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), and twelve limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner. Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of June 30, 2026, the Bank operates 24 branches in Southern California, 17 branches in Northern California, 9 branches in New York State, four in Washington State, two in Illinois, two in Texas, one in Maryland, Massachusetts, Nevada, and New Jersey, one in Hong Kong, and a representative office in Taipei, Beijing, and Shanghai. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”). Current activities of Taipei, Beijing, and Shanghai representative offices are limited to coordinating the transportation of documents to Bank's head office and performing liaison services.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending  December 31, 2026. For further information, refer to the audited Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026 (the “2025 Form 10-K”).

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

4. Investment Securities

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale ("AFS") as of June 30, 2026, and December 31, 2025

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	($ In thousands)
Securities AFS
U.S. treasury securities	$936,776	$—	$312	$936,464
U.S. government agency entities	1,102	50	107	1,045
Mortgage-backed securities	723,516	282	52,945	670,853
Collateralized mortgage obligations	5,818	—	1,194	4,624
Corporate debt securities	70,000	50	216	69,834
Total	$1,737,212	$382	$54,774	$1,682,820

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	($ In thousands)
Securities AFS
U.S. treasury securities	$827,763	$430	$—	$828,193
U.S. government agency entities	5,888	52	118	5,822
U.S. government sponsored entities	25,000	11	—	25,011
Mortgage-backed securities	704,213	548	75,324	629,437
Collateralized mortgage obligations	24,454	—	1,706	22,748
Corporate debt securities	148,133	101	1,222	147,012
Total	$1,735,451	$1,142	$78,370	$1,658,223

AFS securities having a carrying value of $19.4 million and $22.8 million as of June 30, 2026, and December 31, 2025, respectively, were pledged to secure public deposits and other borrowings.

As of June 30, 2026, and December 31, 2025, the amortized cost of AFS securities excluded accrued interest receivables of $2.3 million and $3.0 million, respectively, which are included in accrued interest receivable on the Consolidated Balance Sheets. For the Company’s accounting policy related to AFS securities accrued interest receivable, see Note 1 - Summary of Significant Accounting Policies – Securities Available for Sale – Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

The amortized cost and fair value of AFS securities as of June 30, 2026, by contractual maturities, are set forth in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	June 30, 2026
	Securities AFS
	Amortized Cost	Fair Value
	($ In thousands)

Due in one year or less	$991,877	$991,260
Due after one year through five years	15,336	15,382
Due after five years through ten years	1,649	1,428
Due after ten years	728,350	674,750
Total	$1,737,212	$1,682,820

The following tables set forth the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of  June 30, 2026, and  December 31, 2025:

	June 30, 2026
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	($ In thousands)

Securities AFS
U.S. treasury securities	$936,464	$312	$—	$—	$936,464	$312
U.S. government agency entities	—	—	979	107	979	107
Mortgage-backed securities	342,113	1,623	295,958	51,322	638,071	52,945
Collateralized mortgage obligations	—	—	4,624	1,194	4,624	1,194
Corporate debt securities	—	—	54,784	216	54,784	216
Total	$1,278,577	$1,935	$356,345	$52,839	$1,634,922	$54,774

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	($ In thousands)

Securities AFS
U.S. government agency entities	$834	$1	$3,585	$117	$4,419	$118
Mortgage-backed securities	207	—	600,658	75,324	600,865	75,324
Collateralized mortgage obligations	—	—	22,747	1,706	22,747	1,706
Corporate debt securities	—	—	76,912	1,222	76,912	1,222
Total	$1,041	$1	$703,902	$78,369	$704,943	$78,370

As of June 30, 2026, the Company had a total of 101 AFS securities in a gross unrealized loss position with no credit impairment, consisting primarily of 71 mortgage-backed securities, 19 U.S. treasury securities, five corporate debt securities, five U.S. government agency securities, and one collateralized mortgage obligations. In comparison, as of December 31, 2025, the Company has a total of 159 AFS securities in a gross unrealized loss position with no credit impairment, consisting primarily of 138 mortgage-backed securities, ten U.S. government agency securities, eight corporate debt securities, and three collateralized mortgage obligations.

The AFS securities that were in an unrealized loss position at June 30, 2026, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 - Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

During the quarter ended June 30, 2026, the Company sold $160.2 million and recognized a loss of $10.6 million on certain available-for-sale investment securities in connection with the Company’s decision to sell lower yielding securities. For the six months ended  June 30, 2026, the Company sold $370.6 million of lower-yielding securities and reinvested $341.8 million into higher-yielding securities resulting in a realized loss of $26.2 million.

The unrealized losses on the remaining AFS securities were primarily attributable to changes in the yield curve and wider liquidity and credit spreads. The issuers have not, to the Company’s knowledge, exhibited any conditions that would indicate a risk of default. Other than the securities sold, the Company expects to recover the amortized cost basis of its AFS securities and has no intent to sell, nor is it more likely than not that it will be required to sell, securities in an unrealized loss position before recovery. Accordingly, no allowance for credit losses was recorded on AFS securities as of June 30, 2026, and no provision for credit losses was recognized for the quarter.

5. Loans

Most of the Company’s business activities are with clients located in area with significant Asian populations in Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; and Las Vegas, Nevada. The Company also has loan clients in Hong Kong. The Company does not have a significant concentration in any single commercial industry sector and generally its loans, when secured, are secured by real property or other collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, from refinancing by other lenders, or through sale by the borrowers of the secured collateral.

The types of loans in the Company’s Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025, were as follows:

	June 30, 2026	December 31, 2025
	($ In thousands)

Commercial loans	$3,524,945	$3,184,556
Construction loans	248,375	337,550
Commercial real estate loans	10,779,326	10,564,744
Residential mortgage loans	5,832,159	5,832,094
Equity lines	234,265	226,444
Installment and other loans	2,262	1,814
Gross loans	$20,621,332	$20,147,202
Allowance for loan losses	(218,896)	(195,911)
Unamortized deferred loan fees, net	(14,606)	(14,903)
Total loans held for investment, net	$20,387,830	$19,936,388

As of June 30, 2026, and  December 31, 2025, recorded investment in non-accrual loans was $111.7 million and $112.4 million, respectively. For non-accrual loans, the amounts previously charged-off represent 6.3% and 14.4% of the contractual balances for non-accrual loans as of June 30, 2026, and December 31, 2025, respectively.

At June 30, 2026, the Bank pledged $1.32 billion of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $1.22 billion from the Federal Reserve Bank Discount Window at June 30, 2026.

The following table presents non-accrual loans and the related allowance as of June 30, 2026, and December 31, 2025.

	June 30, 2026
	Unpaid Principal Balance	Recorded Investment	Allowance
	($ In thousands)

With no allocated allowance:
Commercial loans	$5,916	$5,753	$—
Commercial real estate loans	51,251	42,713	—
Residential mortgage loans and equity lines	20,530	19,758	—
Subtotal	$77,697	$68,224	$—

With allocated allowance:
Commercial loans	$5,256	$2,695	$1,177
Commercial real estate loans	32,238	27,444	17,745
Residential mortgage loans and equity lines	14,419	13,333	47
Subtotal	$51,913	$43,472	$18,969
Total non-accrual loans	$129,610	$111,696	$18,969

	December 31, 2025
	Unpaid Principal Balance	Recorded Investment	Allowance
	($ In thousands)

With no allocated allowance:
Commercial loans	$25,154	$14,899	$—
Commercial real estate loans	58,213	39,874	—
Residential mortgage loans and equity lines	32,854	31,354	—
Subtotal	$116,221	$86,127	$—

With allocated allowance:
Commercial loans	$6,887	$6,599	$3,409
Commercial real estate loans	24,438	19,637	8,932
Subtotal	$31,325	$26,236	$12,341
Total non-accrual loans	$147,546	$112,363	$12,341

The following tables present the average recorded investment and interest income recognized on non-accrual loans for the period indicated:

	Three Months Ended		Six Months Ended
	June 30, 2026		June 30, 2026
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	($ In thousands)

Commercial loans	$9,338	$2	$11,357	$4
Commercial real estate loans	67,078	—	60,968	—
Residential mortgage loans and equity lines	31,379	—	31,757	—
Total non-accrual loans	$107,795	$2	$104,082	$4

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	($ In thousands)

Commercial loans	$57,717	$2	$56,919	$6
Construction loans	5,411	—	2,720	—
Commercial real estate loans	93,809	—	88,772	—
Residential mortgage loans and equity lines	24,057	—	26,341	—
Total non-accrual loans	$180,994	$2	$174,752	$6

The following tables present the aging of the loan portfolio by type as of June 30, 2026, and as of December 31, 2025:

	June 30, 2026
	Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	($ In thousands)
Type of Loans:
Commercial loans	$1,372	$27,966	$—	$8,448	$37,786	$3,487,159	$3,524,945
Construction loans	—	—	—	—	—	248,375	248,375
Commercial real estate loans	326	29,265	—	70,157	99,748	10,679,578	10,779,326
Residential mortgage loans and equity lines	891	8,494	—	33,091	42,476	6,023,948	6,066,424
Installment and other loans	—	—	—	—	—	2,262	2,262
Total loans	$2,589	$65,725	$—	$111,696	$180,010	$20,441,322	$20,621,332

	December 31, 2025
	Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	($ In thousands)
Type of Loans:
Commercial loans	$13,561	$1,376	$—	$21,498	$36,435	$3,148,121	$3,184,556
Construction loans	—	—	—	—	—	337,550	337,550
Commercial real estate loans	5,062	6,254	1,000	59,511	71,827	10,492,917	10,564,744
Residential mortgage loans and equity lines	31,440	10,861	—	31,354	73,655	5,984,883	6,058,538
Installment and other loans	—	—	—	—	—	1,814	1,814
Total loans	$50,063	$18,491	$1,000	$112,363	$181,917	$19,965,285	$20,147,202

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

The following table presents the amortized cost of loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable, type of concession granted and the financial effects of the modifications for the three and six months ended June 30, 2026, and  June 30, 2025, by loan class and modification type.  The tables do not include those modifications that only resulted in an insignificant payment delay.

	Three Months Ended June 30, 2026					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Reduction in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	($ In thousands)
Loan Type
Commercial loans	$—	$—	$36,267	$36,267	1.03%	0.00	0.0	0.4
Commercial real estate loans	—	—	6,942	6,942	0.06%	0.00	0.0	2.9
Residential mortgage loans	—	—	209	209	0.00%	(0.75)	12.4	0.7
Construction loans	—	—	—	—	0.00%	0.00	0.0	0.0
Total	$—	$—	$43,418	$43,418

	Six Months Ended June 30, 2026					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Reduction in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	($ In thousands)
Loan Type
Commercial loans	$8,047	$—	$44,948	$52,995	1.50%	0.00	0.4	0.3
Commercial real estate loans	25,840	—	6,942	32,782	0.30%	0.00	0.6	0.6
Residential mortgage loans	—	—	209	209	0.00%	(0.75)	12.4	0.7
Construction loans	10,256	—	—	10,256	4.13%	0.00	0.4	0.0
Total	$44,143	$—	$52,099	$96,242

	Three Months Ended June 30, 2025					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Reduction in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	($ In thousands)
Loan Type
Commercial real estate loans	$—	$—	$2,480	$2,480	0.02%	(4.74)	3.3	0.0
Total	$—	$—	$2,480	$2,480

	Six Months Ended June 30, 2025					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Reduction in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	($ In thousands)
Loan Type
Commercial loans	$6,550	$—	$974	$7,524	0.24%	0.00	2.0	0.1
Commercial real estate loans	—	—	4,354	4,354	0.04%	(2.72)	2.6	0.9
Residential mortgage loans	—	—	217	217	0.00%	0.00	0.0	2.0
Total	$6,550	$—	$5,545	$12,095

The Company considers a loan to be in payment default once it is 90 days contractually past due under the modified terms. The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents information on loans that defaulted during the three months and six months ended June 30, 2026, that received modifications within the twelve months preceding payment default. There were no loans that received modifications within the twelve months preceding payment default that subsequently defaulted during the three months and six months ended  June 30, 2025.

	Three Months Ended June 30, 2026
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total
	($ In thousands)
Loan Type
Commercial loans	$7,058	$—	$—	$7,058
Total	$7,058	$—	$—	$7,058

	Six Months Ended June 30, 2026
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total
	($ In thousands)
Loan Type
Commercial loans	$8,047	$—	$—	$8,047
Total	$8,047	$—	$—	$8,047

The following table presents the performance of loans that were modified in the twelve months ended  June 30, 2026, and 2025.

	As of June 30, 2026
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	($ In thousands)
Loan Type
Commercial loans	$44,948	$5,208	$2,839	$52,995
Commercial real estate loans	32,782	—	—	$32,782
Residential mortgage loans	209	—	—	$209
Construction loans	10,256	—	—	10,256
Total	$88,195	$5,208	$2,839	$96,242

	As of June 30, 2025
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	($ In thousands)
Loan Type
Commercial loans	$5,914	$—	$1,610	$7,524
Commercial real estate loans	4,354	—	—	4,354
Residential mortgage loans	217	—	—	217
Total	$10,485	$—	$1,610	$12,095

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of June 30, 2026, there were no commitments to lend additional funds to borrowers experiencing financial difficulty and whose loans were modified.

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

The following table summarizes the Company’s loans held for investment and current year-to-date gross write-offs as of June 30, 2026, and December 31, 2025, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification. Revolving Loans that are converted to term loans presented in the table below are excluded from the term loans by vintage year columns.

	Loans Amortized Cost Basis by Origination Year
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	($ In thousands)
Commercial loans
Pass/Watch	$309,213	$410,188	$172,065	$182,667	$151,207	$210,225	$1,954,950	$7,034	$3,397,549
Special Mention	—	—	4,194	2,028	1,177	3,687	27,716	—	38,802
Substandard	—	13,617	—	13,926	1,907	15,525	38,833	1,605	85,413
Total	$309,213	$423,805	$176,259	$198,621	$154,291	$229,437	$2,021,499	$8,639	$3,521,764
YTD gross write-offs	$—	$74	$2,204	$135	$2,204	$2,790	$3,307	$—	$10,714
Construction loans
Pass/Watch	$30,084	$82,982	$52,947	$32,918	$—	$24,531	$2,034	$—	$225,496
Special Mention	—	—	—	2,816	—	—	—	—	2,816
Substandard	—	—	—	12,439	—	5,439	—	—	17,878
Total	$30,084	$82,982	$52,947	$48,173	$—	$29,970	$2,034	$—	$246,190
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate loans
Pass/Watch	$1,114,608	$1,882,984	$1,184,402	$1,500,356	$1,343,636	$2,915,846	$219,910	$633	$10,162,375
Special Mention	32,721	9,761	39,920	81,773	122,123	41,310	6,662	—	334,270
Substandard	11,512	4,603	29,505	24,046	43,314	126,815	17,583	—	257,378
Doubtful	—	—	—	—	—	17,843	—	—	17,843
Total	$1,158,841	$1,897,348	$1,253,827	$1,606,175	$1,509,073	$3,101,814	$244,155	$633	$10,771,866
YTD gross write-offs	$—	$—	$—	$—	$—	$1,368	$—	$—	$1,368
Residential mortgage loans
Pass/Watch	$518,046	$883,037	$407,022	$819,220	$849,250	$2,311,828	$—	$—	$5,788,403
Special Mention	—	—	—	—	—	1,547	—	—	1,547
Substandard	—	1,514	2,468	4,258	8,795	22,858	—	—	39,893
Total	$518,046	$884,551	$409,490	$823,478	$858,045	$2,336,233	$—	$—	$5,829,843
YTD gross write-offs	$—	$—	$—	$17	$—	$—	$—	$—	$17
Equity lines
Pass/Watch	$—	$—	$—	$—	$—	$—	$218,057	$14,820	$232,877
Substandard	—	—	—	—	—	—	1,838	86	1,924
Total	$—	$—	$—	$—	$—	$—	$219,895	$14,906	$234,801
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans
Pass/Watch	$1,509	$695	$—	$—	$58	$—	$—	$—	$2,262
Total	$1,509	$695	$—	$—	$58	$—	$—	$—	$2,262
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans	$2,017,693	$3,289,381	$1,892,523	$2,676,447	$2,521,467	$5,697,454	$2,487,583	$24,178	$20,606,726
Total YTD gross write-offs	$—	$74	$2,204	$152	$2,204	$4,158	$3,307	$—	$12,099

	Loans Amortized Cost Basis by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	($ In thousands)
Commercial loans
Pass/Watch	$384,065	$190,685	$220,174	$154,865	$157,979	$85,858	$1,702,322	$6,269	$2,902,217
Special Mention	—	33,459	—	1,462	5,000	3,875	117,738	—	161,534
Substandard	16,414	2,166	16,962	2,479	2,615	10,443	61,790	1,031	113,900
Doubtful	—	—	—	1,805	—	297	—	—	2,102
Total	$400,479	$226,310	$237,136	$160,611	$165,594	$100,473	$1,881,850	$7,300	$3,179,753
YTD gross write-offs	$—	$175	$715	$2,752	$4,469	$12,503	$12,487	$—	$33,101
Construction loans
Pass/Watch	$86,893	$69,113	$37,801	$68,635	$30,283	$—	$1,298	$—	$294,023
Special Mention	—	—	9,235	—	—	—	—	—	9,235
Substandard	—	—	—	—	26,060	6,636	—	—	32,696
Total	$86,893	$69,113	$47,036	$68,635	$56,343	$6,636	$1,298	$—	$335,954
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate loans
Pass/Watch	$1,909,540	$1,286,856	$1,673,226	$1,442,872	$1,290,175	$2,184,774	$206,139	$—	$9,993,582
Special Mention	29,745	58,491	74,142	113,065	32,074	33,062	22,214	—	362,793
Substandard	2,589	15,069	11,520	26,772	59,915	63,004	1,724	1,208	181,801
Doubtful	—	—	—	—	—	17,843	—	—	17,843
Total	$1,941,874	$1,360,416	$1,758,888	$1,582,709	$1,382,164	$2,298,683	$230,077	$1,208	$10,556,019
YTD gross write-offs	$—	$—	$—	$—	$930	$3,632	$—	$—	$4,562
Residential mortgage loans
Pass/Watch	$980,403	$488,518	$899,547	$905,719	$688,469	$1,826,904	$—	$—	$5,789,560
Special Mention	—	—	—	—	—	1,571	—	—	1,571
Substandard	47	2,140	5,252	7,585	4,764	20,801	—	—	40,589
Total	$980,450	$490,658	$904,799	$913,304	$693,233	$1,849,276	$—	$—	$5,831,720
YTD gross write-offs	$—	$74	$—	$—	$—	$—	$—	$—	$74
Equity lines
Pass/Watch	$—	$—	$—	$—	$—	$—	$209,256	$15,853	$225,109
Substandard	—	—	—	—	—	—	1,494	436	1,930
Total	$—	$—	$—	$—	$—	$—	$210,750	$16,289	$227,039
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans
Pass/Watch	$1,635	$108	$—	$71	$—	$—	$—	$—	$1,814
Total	$1,635	$108	$—	$71	$—	$—	$—	$—	$1,814
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans	$3,411,331	$2,146,605	$2,947,859	$2,725,330	$2,297,334	$4,255,068	$2,323,975	$24,797	$20,132,299
Total YTD gross write-offs	$—	$249	$715	$2,752	$5,399	$16,135	$12,487	$—	$37,737

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

For certain smaller portfolios with limited historical loss experience, such as SBA loans and HELOCs, the Company applies a simplified loss‑rate approach that incorporates historical performance, forecasted economic conditions, and reversion to long‑term loss expectations.

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

The following tables set forth activity in the allowance for loan losses and allowance for unfunded commitments by portfolio segment for the three and six months ended June 30, 2026, and June 30, 2025.

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	($ In thousands)
Allowance for Loan Losses:
March 31, 2026 Ending Balance	$46,720	$15,404	$122,349	$24,297	$16	$208,786
Provision/(reversal) for expected credit losses	1,544	(251)	11,753	(1,079)	(9)	11,958
Charge-offs	(2,743)	—	—	—	—	(2,743)
Recoveries	853	—	—	42	—	895
Net (charge-offs)/recoveries	(1,890)	—	—	42	—	(1,848)
June 30, 2026 Ending Balance	$46,374	$15,153	$134,102	$23,260	$7	$218,896

Allowance for unfunded credit commitments:
March 31, 2026 Ending Balance	$12,816	$2,761	$59	$—	$—	$15,636
(Reversal)/provision for expected credit losses	(1,205)	281	206	—	—	(718)
June 30, 2026 Ending Balance	$11,611	$3,042	$265	$—	$—	$14,918

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	($ In thousands)
Allowance for Loan Losses:
March 31, 2025 Ending Balance	$69,023	$8,540	$80,901	$15,455	$17	$173,936
(Reversal)/provision for expected credit losses	(19,260)	(3,106)	29,621	5,081	—	12,336
Charge-offs	(9,117)	—	(3,839)	(74)	—	(13,030)
Recoveries	196	—	90	3	—	289
Net (charge-offs)/recoveries	(8,921)	—	(3,749)	(71)	—	(12,741)
June 30, 2025 Ending Balance	$40,842	$5,434	$106,773	$20,465	$17	$173,531

Allowance for unfunded credit commitments:
March 31, 2025 Ending Balance	$9,057	$1,971	$—	$—	$—	$11,028
(Reversal)/provision for expected credit losses	(1,467)	277	54	—	—	(1,136)
June 30, 2025 Ending Balance	$7,590	$2,248	$54	$—	$—	$9,892

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	($ In thousands)
Allowance for Loan Losses:
December 31, 2025 Ending Balance	$39,123	$6,475	$125,665	$24,641	$7	$195,911
Provision/(reversal) for expected credit losses	12,181	8,678	7,503	(1,406)	—	26,956
Charge-offs	(10,714)	—	(1,368)	(17)	—	(12,099)
Recoveries	5,784	—	2,302	42	—	8,128
Net (charge-offs)/recoveries	(4,930)	—	934	25	—	(3,971)
June 30, 2026 Ending Balance	$46,374	$15,153	$134,102	$23,260	$7	$218,896

Allowance for unfunded credit commitments:
December 31, 2025 Ending Balance	$9,067	$3,095	$279	$—	$—	$12,441
Provision/(reversal) for expected credit losses	2,544	(53)	(14)	—	—	2,477
June 30, 2026 Ending Balance	$11,611	$3,042	$265	$—	$—	$14,918

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	($ In thousands)
Allowance for Loan Losses:
December 31, 2024 Ending Balance	$57,796	$8,185	$79,597	$16,181	$6	$161,765
(Reversal)/provision for expected credit losses	(5,957)	(2,752)	30,834	4,348	11	26,484
Charge-offs	(11,461)	—	(3,839)	(74)	—	(15,374)
Recoveries	464	1	181	10	—	656
Net (charge-offs)/recoveries	(10,997)	1	(3,658)	(64)	—	(14,718)
June 30, 2025 Ending Balance	$40,842	$5,434	$106,773	$20,465	$17	$173,531

Allowance for unfunded credit commitments:
December 31, 2024 Ending Balance	$7,780	$1,896	$—	$—	$—	$9,676
(Reversal)/provision for expected credit losses	(190)	352	54	—	—	216
June 30, 2025 Ending Balance	$7,590	$2,248	$54	$—	$—	$9,892

During the six months ended  June 30, 2026, the Company transferred $11.0 million in commercial loans held for investment to loans held for sale. Loans transferred to held-for-sale are recorded at the lower of cost or fair value at the time of transfer, with any write-down recognized through the allowance for credit losses. During the three months ended June 30, 2026, the Company sold $11.0 million in commercial loans held for sale.

6. Equity Securities

As of June 30, 2026, and December 31, 2025, equity securities had a carrying value of $80.9 million and $51.9 million, including certain equity securities with a fair value of $26.5 million and $32.8 million, respectively, which are valued using quoted prices in active markets. The remaining balance of equity securities consists of investments in private investment funds. The Company recognized an unrealized net gain of $11.7 million during the three months ended June 30, 2026 compared to a net unrealized loss of $1.4 million for the three months ended  June 30, 2025.The Company recognized an unrealized net gain of $29.0 million for the six months ending June 30, 2026, compared to an unrealized net loss of $5.6 million for the six months ending June 30, 2025. The $34.5 million increase in unrealized gain was due to an increase in the value of investment in a private investment fund during the six months ending  June 30, 2026, when compared to the six months ending June 30, 2025.

7. Goodwill and Other Intangible Assets

Goodwill

Total goodwill was $375.7 million as of June 30, 2026, and remains unchanged compared to  December 31, 2025. The Company completed its annual goodwill impairment testing and concluded that goodwill was not impaired as of December 31, 2025. Management has identified no interim events or changes in circumstances that would indicate potential impairment.

Core Deposit Intangibles

The following table presents the gross carrying amount and accumulated amortization of core deposits intangible assets as of June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
	($ In thousands)
Gross balance	$9,260	$9,260
Accumulated amortization	(6,372)	(5,936)
Impairment	(1,324)	(1,324)
Net carrying balance	$1,564	$2,000

There were no impairment write-downs included in amortization of core deposit intangibles for the three and six months ended  June 30, 2026, and  June 30, 2025.

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $217 thousand and $250 thousand for the three months ended June 30, 2026, and 2025, respectively.  The amortization expense related to the core deposit intangible assets was $435 thousand and $500 thousand for the six months ended June 30, 2026, and 2025, respectively.

The following table presents the estimated aggregate amortization expense of core deposit intangibles for each of the remaining years:

Amount
($ In thousands)
2026	$435
2027	870
2028	259
Total	$1,564

8. Borrowed Funds

Borrowings from the Federal Home Loan Bank (“FHLB”) – There were no outstanding over-night borrowings from the FHLB as of June 30, 2026, and  December 31, 2025. There were no advances from the FHLB as of June 30, 2026, and  December 31, 2025. Our unused borrowing capacity from the FHLB as of June 30, 2026, and December 31, 2025, was $7.05 billion and $7.89 billion, respectively, and unpledged securities at June 30, 2026, and  December 31, 2025, was $1.66 billion and $1.64 billion, respectively.

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

At June 30, 2026, Junior Subordinated Notes totaled $119.1 million with a weighted average interest rate of 6.21%, compared to $119.1 million with a weighted average rate of 6.76% at December 31, 2025. The Junior Subordinated Notes have a stated maturity term of 30 years.

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

The Company’s unfunded commitments related to investments in qualified affordable housing were $84.8 million and $89.3 million as of June 30, 2026, and December 31, 2025, respectively.

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

As of June 30, 2026 and December 31, 2025, commitments to extend credit of $4.12 billion and $3.81 billion include commitments to fund fixed rate loans of $54.3 million and $48.4 million and adjustable-rate loans of $4.06 billion and $3.76 billion, respectively.

10. Stockholders’ Equity

Total equity was $3.05 billion as of June 30, 2026, an increase of $121.2 million, from $2.93 billion as of December 31, 2025, primarily due to net income of $179.1 million, other comprehensive income of $16.1 million, stock-based compensation of $3.9 million, stock issued to directors of $0.9 million, and proceeds from dividend reinvestment of $1.3 million, offset by common stock cash dividends of $50.9 million, purchase of treasury stock of $26.8 million, and shares withheld related to net share settlement of RSUs of $2.4 million.

Activity in accumulated other comprehensive income/(loss), net of tax, and reclassification out of accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2026, and June 30, 2025, was as follows:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Pre-tax	Tax expense	Net-of-tax	Pre-tax	Tax expense	Net-of-tax
	($ In thousands)
Beginning balance, loss, net of tax
Securities AFS			$(44,178)			$(71,747)
Total			$(44,178)			$(71,747)

Net unrealized (losses)/gains on AFS securities arising during the period	(2,229)	(659)	(1,570)	3,585	1,060	2,525

Reclassification adjustment for net losses on AFS securities in net income	10,554	3,120	7,434	-	-	-

Ending balance, loss, net of tax
Securities AFS			$(38,314)			$(69,222)
Total			$(38,314)			$(69,222)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Pre-tax	Tax expense	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	($ In thousands)
Beginning balance, (loss)/gain, net of tax
Securities AFS			$(54,400)			$(85,607)
Total			$(54,400)			$(85,607)

Net unrealized (losses)/ gains on AFS securities arising during the period	(3,403)	(1,006)	(2,397)	$23,261	$6,876	$16,385

Reclassification adjustment for net losses on AFS securities in net income	26,239	7,756	18,483	-	-	-

Ending balance, loss, net of tax
Securities AFS			$(38,314)			$(69,222)
Total			$(38,314)			$(69,222)

11. Earnings per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ In thousands, except share and per share data)	2026	2025	2026	2025

Net income	$92,209	$77,450	$179,095	$146,956

Weighted-average shares:
Basic weighted-average number of common shares outstanding	67,014,700	69,989,825	67,004,055	70,183,752
Dilutive effect of weighted-average outstanding common share equivalents:
RSUs	290,146	199,077	318,507	249,164
Diluted weighted-average number of common shares outstanding	67,304,846	70,188,902	67,322,562	70,432,916

Average restricted stock units with anti-dilutive effect	5,721	6,454	3,194	24,438
Earnings per common share:
Basic	$1.38	$1.11	$2.67	$2.09
Diluted	$1.37	$1.10	$2.66	$2.09

12. Stock-Based Compensation

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

The following table presents RSU activity during the six months ended June 30, 2026:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2025	210,701	$36.00	313,031	$33.28
Granted	55,011	61.41	74,219	61.11
Vested	(2,276)	52.21	(111,815)	50.69
Forfeited	(5,695)	40.31	—	37.91
Balance at June 30, 2026	257,741	$41.19	275,435	$33.71

The compensation expense recorded for RSUs was $2.3 million and $1.2 million for the three months ended June 30, 2026, and 2025, respectively. For the six months ended  June 30, 2026, and 2025, the compensation expense recorded for RSUs was $3.9 million and $2.7 million, respectively. Unrecognized stock-based compensation expense related to RSUs was $13.4 million and $13.5 million as of  June 30, 2026, and 2025, respectively. As of June 30, 2026, these costs are expected to be recognized over the next 2.1 years for time-based and performance-based RSUs.

As of June 30, 2026, 2,722,817 shares were available for future grants under the Company’s 2005 Incentive Plan, as amended and restated.

13. Income Taxes

The effective tax rate for the first six months of 2026 was 21.7% compared to 19.7% for the first six months of 2025. The effective tax rate for the first six months of 2026 and 2025 includes the impact of low-income housing tax credits.

The Company’s tax returns are open for audit by the Internal Revenue Service back to 2023 and by the California Franchise Tax Board and other states where the Company files state tax returns back to 2022.

It is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes will have a material impact on its annual effective tax rate.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026, and December 31, 2025:

	June 30, 2026
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	($ In thousands)
Assets
Securities AFS
U.S. Treasury securities	$936,464	$—	$—	$936,464
U.S. government agency entities	—	1,045	—	1,045
Mortgage-backed securities	—	670,853	—	670,853
Collateralized mortgage obligations	—	4,624	—	4,624
Corporate debt securities	—	69,834	—	69,834
Total securities AFS	936,464	746,356	—	1,682,820

Equity securities
Mutual funds	8,601	—	—	8,601
Preferred stock of government sponsored entities	6,472	—	—	6,472
Other equity securities	11,409	—	—	11,409
Total equity securities	26,482	—	—	26,482

Interest rate swaps	—	20,814	—	20,814
Foreign exchange contracts	—	459	—	459
Total assets	$962,946	$767,629	$—	$1,730,575

Liabilities
Interest rate swaps	$—	$18,873	$—	$18,873
Foreign exchange contracts	—	190	—	190
Total liabilities	$—	$19,063	$—	$19,063

	December 31, 2025
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	($ In thousands)
Assets
Securities AFS
U.S. Treasury securities	$828,193	$—	$—	$828,193
U.S. government agency entities	—	5,822	—	5,822
U.S. government sponsored entities	—	25,011	—	25,011
Mortgage-backed securities	—	629,437	—	629,437
Collateralized mortgage obligations	—	22,748	—	22,748
Corporate debt securities	—	147,012	—	147,012
Total securities AFS	828,193	830,030	—	1,658,223

Equity securities
Mutual funds	8,691	—	—	8,691
Preferred stock of government sponsored entities	9,364	—	—	9,364
Other equity securities	14,699	—	—	14,699
Total equity securities	32,754	—	—	32,754

Interest rate swaps	—	26,472	—	26,472
Foreign exchange contracts	—	211	—	211
Total assets	$860,947	$856,713	$—	$1,717,660

Liabilities
Interest rate swaps	$—	$28,917	$—	$28,917
Foreign exchange contracts	—	73	—	73
Total liabilities	$—	$28,990	$—	$28,990

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

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025, the following tables set forth the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of June 30, 2026, and December 31, 2025, and the total losses for the periods indicated:

	As of June 30, 2026				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Three Months Ended		For the Six Months Ended
	Level 1	Level 2	Level 3	Measurements	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ In thousands)
Assets
Non-accrual loans by type:
Commercial loans	$—	$—	$24	$24	$—	$—	$—	$8,652
Commercial real estate loans	—	—	17,235	17,235	—	—	971	3,839
Residential mortgage loans and equity lines	—	—	205	205	—	—	—	—
Total non-accrual loans	—	—	17,464	17,464	—	—	971	12,491
Other real estate owned (1)	—	—	35,741	35,741	—	—	—	—
Other equity securities	—	—	1,539	1,539	—	—	—	—
Investments in venture capital	—	—	84	84	—	—	—	—
Total assets	$—	$—	$54,828	$54,828	$—	$—	$971	$12,491

(1) Other real estate owned balance of $33.4 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2025				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Measurements	December 31, 2025	December 31, 2024
	($ In thousands)
Assets
Non-accrual loans by type:
Commercial loans	$—	$—	$1,030	$1,030	$6,395	$5,654
Commercial real estate loans	—	—	28,356	28,356	4,562	4,049
Residential mortgage loans and equity lines	—	—	217	217	—	59
Total non-accrual loans	—	—	29,603	29,603	10,957	9,762
Other real estate owned (1)	—	—	32,356	32,356	—	—
Other equity securities	—	—	1,539	1,539	—	—
Investments in venture capital	—	—	84	84	2	147
Total assets	$—	$—	$63,582	$63,582	$10,959	$9,909

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

The fair value of individually evaluated loans is calculated based on the net realizable fair value of the collateral or the observable market price of the most recent sale or quoted price from loans held for sale. The Company does not record loans at fair value on a recurring basis. Nonrecurring fair value adjustments to collateral dependent individually evaluated loans are recorded based on the current appraised value of the collateral, management’s judgment and estimation of value using discounted future cash flows or updated appraisals which are then adjusted based on recent market trends, a Level 3 measurement.

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

The following table sets forth the carrying and notional amounts and estimated fair value of financial instruments as of June 30, 2026, and December 31, 2025:

	June 30, 2026		December 31, 2025
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	($ In thousands)
Financial Assets
Cash and due from banks	$163,976	$163,976	$146,320	$146,320
Short-term investments	1,163,120	1,163,120	1,278,089	1,278,089
Securities AFS	1,682,820	1,682,820	1,658,223	1,658,223
Loans held for investment, net	20,387,830	20,647,585	19,936,388	20,516,176
Equity securities	80,854	80,854	51,886	51,886
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$196,989	$459	$176,037	$211
Interest rate swaps	1,331,033	20,814	1,113,823	26,472

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$21,061,648	$21,029,316	$20,894,167	$20,884,386
Long-term debt	119,136	83,157	119,136	79,818

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$15,818	$190	$37,991	$73
Interest rate swaps	1,646,545	18,873	1,590,384	28,917

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$4,115,612	$(23,080)	$3,809,999	$(21,357)
Standby letters of credit	451,689	(2,441)	536,745	(2,971)
Other letters of credit	16,527	(14)	4,442	(5)

The following tables set forth the level in the fair value hierarchy for the estimated fair values of financial instruments as of June 30, 2026, and December 31, 2025, excluding financial instruments recorded at fair value on a recurring basis already presented in other tables in this note:

	As of June 30, 2026
	Fair Value	Level 1	Level 2	Level 3
	($ In thousands)
Financial Assets
Cash and due from banks	$163,976	$163,976	$—	$—
Short-term investments	1,163,120	1,163,120	—	—
Loans held for investment, net	20,647,585	—	—	20,647,585
Equity securities	1,539	—	—	1,539
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Financial Liabilities
Deposits	21,029,316	—	—	21,029,316
Long-term debt	83,157	—	83,157	—

	As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
	($ In thousands)
Financial Assets
Cash and due from banks	$146,320	$146,320	$—	$—
Short-term investments	1,278,089	1,278,089	—	—
Loans held for investment, net	20,516,176	—	—	20,516,176
Equity securities	1,539	—	—	1,539
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Financial Liabilities
Deposits	20,884,386	—	—	20,884,386
Long-term debt	79,818	—	79,818	—

15. Financial Derivatives

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

As of June 30, 2026, and December 31, 2025, the Company had outstanding customer and offsetting dealer interest rate derivative contracts with a notional amount of $1.16 billion and $1.02 billion, respectively, fair values of $17.6 million and $24.0 million, respectively. As of June 30, 2026, and  December 31, 2025, no customer swap transactions were cleared through a CCP.

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

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of June 30, 2026, and December 31, 2025, not including interest rate swaps cleared through the CCP, were as follows:

Derivative financial instruments not designated as hedging instruments:	June 30, 2026	December 31, 2025
	($ In thousands)
Notional amounts:
Forward, and swap contracts with positive fair value	$1,353,114	$1,194,638
Forward, and swap contracts with negative fair value	$1,171,943	$1,056,592
Fair value:
Forward, and swap contracts with positive fair value	$18,020	$24,199
Forward, and swap contracts with negative fair value	$(17,751)	$(24,061)

Fair Value Hedges of Individual Loans

As of June 30, 2026, the Bank’s outstanding fair value interest rate swap contracts matched to individual fixed-rate commercial real estate loans with a notional amount of $46.7 million and a fair value of $1.7 million. These swaps are designated as fair value hedges of changes in the fair value of the underlying loans attributable to interest rate movements. The swaps amortize in line with the contractual amortization of the hedged loans and permit prepayments with the same prepayment penalty terms as the related loans. Hedge ineffectiveness for these relationships was not significant for the periods presented.

Last‑of‑Layer (Portfolio Layer) Fair Value Hedges

The Company has designated $577.0 million of notional amount as a last-of layer fair value hedge of closed pools of fixed-rate loans with an aggregate notational value of $857.1 million as of June 30, 2026. The loans included in the closed portfolio are expected to retain sufficient principal such that the hedged layer is not affected by prepayments, defaults, or other factors under the last‑of‑layer method.

The Company uses pay‑fixed, receive 1‑Month Term SOFR interest rate swaps to hedge the designated last‑of‑layer portion of the loan pools. As of June 30, 2026, the hedged last‑of‑layer tranche had a fair value gain basis adjustment of $1.1 million. These swaps convert the hedged layer into a floating‑rate exposure. The Company’s objective in these hedging relationships is to reduce exposure to changes in fair value attributable to interest rate movements.

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of June 30, 2026, and December 31, 2025, were as follows:

	June 30, 2026	December 31, 2025
	($ In thousands)
Fair value swap hedges:
Notional	$623,678	$625,222
Weighted average fixed rate-pay	3.81%	4.06%
Weighted average variable rate spread	0.18%	0.19%
Weighted average variable rate-receive	4.17%	4.41%

Net gain/(loss)(1)	$1,678	$(2,417)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Periodic net settlement of swaps (2)	$(565)	$834	$(1,099)	$2,334

(1) the amount is included in other non-interest income.
(2) the amount of periodic net settlement of interest rate swaps was included in interest income.

Included in the total notional amount of $623.7 million of the fair value interest rate contracts entered into with financial counterparties as of June 30, 2026, was $570.4 million of interest rate swaps cleared through the CCP. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $475.0 thousand as of June 30, 2026.

As of June 30, 2026, and December 31, 2025, the Company had $17.9 million and $12.1 million, respectively, as cash margin that serves as collateral on deposits in a cash margin account for interest rate swaps. Of the balances held in the cash margin account $2.1 million and $4.3 million are restricted as of  June 30, 2026, and December 31, 2025, respectively.

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

Financial instruments that are eligible for offset in the Consolidated Balance Sheets, as of June 30, 2026, and December 31, 2025, are set forth in the following table:

				Gross Amounts Not
				Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	($ In thousands)
June 30, 2026
Assets:
Derivatives	$20,814	$13,550	$7,264	$—	$1,649	$5,615

Liabilities:
Derivatives	$18,873	$—	$18,873	$—	$—	$18,873

December 31, 2025
Assets:
Derivatives	$26,472	$6,089	$20,383	$—	$1,409	$18,974

Liabilities:
Derivatives	$28,917	$—	$28,917	$—	$—	$28,917

17. Revenue from Contracts with Clients

The following is a summary of revenue from contracts with clients that are in-scope and not in-scope under ASC Topic 606:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$2,636	$2,609	$5,315	$5,045
Wealth management fees	7,920	4,936	15,022	11,105
Other service fees(1)	5,312	4,759	10,078	9,243
Total in-scope non-interest income	15,868	12,304	30,415	25,393

Non-interest gain, not in-scope(2)	5,537	3,087	11,649	1,202
Total non-interest income	$21,405	$15,391	$42,064	$26,595

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

On April 23, 2026, the Company announced that its Board of Directors adopted a new share repurchase program authorizing the company to repurchase up to $150.0 million of the Company’s common stock. On July 16, 2026, the Company's Board approved an increase to its existing share repurchase authorization from $150.0 million to $200.0 million, with no change to the current authorization expiration date that is subject to regulatory approval which is currently pending.

During the second quarter, we repurchased 242,148 common shares at an average cost of $58.00 per share, for a total of $14.0 million.

19. Subsequent Events

The Company has evaluated the effect of events that have occurred subsequent to June 30, 2026, through the date of issuance of the Consolidated Financial Statements, and, other than the increase in share repurchase program disclosed on Note 18, the Company believes that there have been no material events during such period that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

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

Quarterly Statement of Operations Review

Financial Performance

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ In millions, except per share and ratio data)
Net income	$92.2	$77.5	$179.1	$147.0
Basic earnings per common share	$1.38	$1.11	$2.67	$2.09
Diluted earnings per common share	$1.37	$1.10	$2.66	$2.09
Return on average assets	1.52%	1.33%	1.50%	1.27%
Return on average total stockholders' equity	12.21%	10.72%	12.05%	10.28%
Efficiency ratio	41.53%	45.34%	40.95%	45.46%

Net Income

Net income for the three months ended June 30, 2026, was $92.2 million, an increase of $14.7 million, or 19.0% compared to net income of $77.5 million for the same period in 2025. Diluted earnings per share for the three months ended June 30, 2026, was $1.37 per share compared to $1.10 per share for the same period in 2025.

Return on average stockholders’ equity was 12.21% and return on average assets was 1.52% for the three months ended June 30, 2026, compared to a return on average stockholders’ equity of 10.72% and a return on average assets of 1.33% for the same period in 2025.

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $19.7 million, or 10.9%, to $200.9 million during the second quarter of 2026, compared to $181.2 million during the same quarter in 2025. The increase was primarily due to a lower interest expense on deposits, partially offset by a lower interest income on deposits with other banks.

The net interest margin was 3.48% for the second quarter of 2026 compared to 3.27% for the second quarter of 2025.

For the second quarter of 2026, the yield on average interest-earning assets was 5.66%, the cost of funds on average interest-bearing liabilities was 2.89%, and the average cost of interest-bearing deposits was 2.86%. In comparison, for the second quarter of 2025, the yield on average interest-earning assets was 5.83%, the cost of funds on average interest-bearing liabilities was 3.37%, and the average cost of interest-bearing deposits was 3.35%. The decrease in the cost on average interest-bearing liabilities resulted mainly from lower interest rates paid on deposits, while the decrease in the yield on average interest-earning assets resulted mainly from lower interest rates earned on loans. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 2.77% for the quarter ended June 30, 2026, compared to 2.46% for the same quarter in 2025.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields earned on those assets and rates paid on those liabilities for the three months ended June 30, 2026, and 2025. The average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Three Months Ended June 30,
	2026			2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	($ In thousands)
Interest-earning assets:
Total loans (1)	$20,297,364	$302,170	5.97%	$19,489,400	$296,857	6.11%
Investment securities	1,704,008	14,420	3.39	1,622,309	13,666	3.38
Federal Home Loan Bank stock	17,250	253	5.87	17,250	373	8.65
Deposits with banks	1,168,077	10,610	3.64	1,102,579	12,022	4.37
Total interest-earning assets	23,186,699	327,453	5.66	22,231,538	322,918	5.83
Non-interest earning assets:
Cash and due from banks	142,035			159,751
Other non-earning assets	1,164,676			1,144,713
Total non-interest earning assets	1,306,711			1,304,464
Less: Allowance for loan losses	(209,375)			(173,530)
Deferred loan fees	(14,404)			(12,536)
Total assets	$24,269,631			$23,349,936

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,493,275	$9,212	1.48%	$2,133,874	$9,090	1.71%
Money market accounts	3,734,347	28,118	3.02	3,464,685	29,679	3.44
Savings accounts	1,511,915	5,600	1.49	1,343,043	5,601	1.67
Time deposits	9,501,517	80,207	3.39	9,692,056	94,364	3.91
Total interest-bearing deposits	17,241,054	123,137	2.86	16,633,658	138,734	3.35

Other borrowings	174,147	1,578	3.63	103,059	934	3.63
Long-term debt	119,136	1,841	6.20	119,136	2,029	6.83
Total interest-bearing liabilities	17,534,337	126,556	2.89	16,855,853	141,697	3.37

Non-interest bearing liabilities:
Demand deposits	3,454,650			3,331,433
Other liabilities	250,650			263,682
Total equity	3,029,994			2,898,968
Total liabilities and equity	$24,269,631			$23,349,936

Net interest spread			2.77%			2.46%
Net interest income		$200,897			$181,221
Net interest margin			3.48%			3.27%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the three months ended June 30, 2026 and 2025:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three Months Ended June 30,
	2026-2025
	Increase/(Decrease) in
	Net Interest Income Due to
	Changes in Volume	Changes in Rate	Total Change
	($ In thousands)
Interest-earning assets:
Loans	$12,150	$(6,837)	$5,313
Investment securities	691	63	754
Federal Home Loan Bank stock	—	(120)	(120)
Deposits with other banks	686	(2,098)	(1,412)
Total changes in interest income	13,527	(8,992)	4,535

Interest-bearing liabilities:
Interest-bearing demand accounts	1,421	(1,298)	123
Money market accounts	2,208	(3,769)	(1,561)
Savings accounts	664	(666)	(2)
Time deposits	(1,823)	(12,334)	(14,157)
Other borrowed funds	644	—	644
Long-term debt	—	(188)	(188)
Total changes in interest expense	3,114	(18,255)	(15,141)

Changes in net interest income	$10,413	$9,263	$19,676

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for credit losses

The Company recorded a provision for credit losses of $11.2 million in the second quarter of 2026 compared to $11.2 million in the second quarter of 2025. As of June 30, 2026, the allowance for loan losses increased $23.0 million to $218.9 million, or 1.06% of total loans compared to $195.9 million, or 0.97% of total loans as of December 31, 2025.

The following table sets forth the charge-offs and recoveries for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ In thousands)
Charge-offs:
Commercial loans	$2,743	$9,117	$10,714	$11,461
Real estate loans (1)	—	3,913	1,385	3,913
Total charge-offs	2,743	13,030	12,099	15,374
Recoveries:
Commercial loans	853	196	5,784	465
Construction loans	—	—	—	1
Real estate loans (1)	42	93	2,344	190
Total recoveries	895	289	8,128	656
Net charge-offs	$1,848	$12,741	$3,971	$14,718

(1) Real estate loans include commercial real estate loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), wealth management fees, and other sources of fee income, was $21.4 million for the second quarter of 2026, an increase of $6.0 million, or 39.0%, compared to $15.4 million for the second quarter of 2025. The increase was primarily due to a $13.0 million increase in net gains from equity securities and a $3.0 million increase in wealth management fees, partially offset by a $10.6 million net loss on the sale of available-for-sale investment securities related to investment securities repositioning activities.

Non-Interest Expense

Non-interest expense was $92.3 million for the second quarter of 2026, an increase of $3.2 million, or 3.6% compared to $89.1 million for the second quarter of 2025. The increase was primarily due to a $3.6 million increase in salaries and employee benefits, a $1.4 million increase in computer and equipment expenses, and a $0.7 million increase in other real estate owned expense, partially offset by a $1.5 million decrease in professional service expense, and a $1.3 million decrease in amortization expense of investments in low-income housing. The efficiency ratio was 41.53% in the second quarter of 2026 compared to 45.34% for the same quarter in 2025.

Income Taxes

The effective tax rate for the second quarter of 2026 was 22.4% compared to 19.6% for the second quarter of 2025. The effective tax rate includes the impact of low-income housing tax credits in 2025.

Year-to-Date Statement of Operations Review

Net Income

Net income for the six months ended June 30, 2026, was $179.1 million, an increase of $32.1 million, or 21.9% compared to net income of $147.0 million for the same period in 2025. Diluted earnings per share for the six months ended June 30, 2026, was $2.66 per share compared to $2.09 per share for the same period in 2025.

Return on average stockholders’ equity was 12.05% and return on average assets was 1.50% for the six months ended June 30, 2026, compared to a return on average stockholders’ equity of 10.28% and a return on average assets of 1.27% for the same period in 2025.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields earned on those assets and rates paid on those liabilities for the six months ended June 30, 2026, and 2025. The average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Six Months Ended June 30,
	2026			2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	($ In thousands)
Interest-earning assets:
Total loans (1)	$20,230,401	$601,105	5.99%	$19,411,434	$590,841	6.14%
Investment securities	1,687,553	27,403	3.27	1,540,471	25,769	3.37
Federal Home Loan Bank stock	17,250	1,127	13.17	17,250	752	8.79
Interest-bearing deposits	1,148,233	20,728	3.64	1,152,166	24,951	4.37
Total interest-earning assets	23,083,437	650,363	5.68	22,121,321	642,313	5.86
Non-interest earning assets:
Cash and due from banks	148,641			168,368
Other non-earning assets	1,141,696			1,159,231
Total non-interest earning assets	1,290,337			1,327,599
Less: Allowance for loan losses	(203,723)			(167,688)
Deferred loan fees	(14,549)			(11,878)
Total assets	$24,155,502			$23,269,354

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,417,734	$17,458	1.46%	$2,138,034	$17,953	1.69%
Money market accounts	3,702,578	55,250	3.01	3,423,716	58,270	3.43
Savings accounts	1,513,016	11,228	1.50	1,316,483	10,581	1.62
Time deposits	9,594,689	165,053	3.47	9,637,742	190,430	3.98
Total interest-bearing deposits	17,228,017	248,989	2.91	16,515,975	277,234	3.38

Other borrowings	151,333	2,639	3.52	158,731	3,170	4.03
Long-term debt	119,136	3,670	6.21	119,136	4,049	6.85
Total interest-bearing liabilities	17,498,486	255,298	2.94	16,793,842	284,453	3.42

Non-interest bearing liabilities:
Demand deposits	3,403,812			3,318,364
Other liabilities	255,343			275,215
Total equity	2,997,861			2,881,933
Total liabilities and equity	$24,155,502			$23,269,354

Net interest spread			2.74%			2.44%
Net interest income		$395,065			$357,860
Net interest margin			3.45%			3.26%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the six months ended June 30, 2026 and 2025:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Six Months Ended June 30,
	2026-2025
	Increase/(Decrease) in
	Net Interest Income Due to
	Changes in Volume	Changes in Rate	Total Change
	($ In thousands)
Interest-earning assets:
Loans	$24,697	$(14,433)	$10,264
Investment securities	2,415	(781)	1,634
Federal Home Loan Bank stock	—	375	375
Deposits with other banks	(85)	(4,138)	(4,223)
Total changes in interest income	27,027	(18,977)	8,050

Interest-bearing liabilities:
Interest-bearing demand accounts	2,209	(2,705)	(496)
Money market accounts	4,561	(7,581)	(3,020)
Savings accounts	1,509	(861)	648
Time deposits	(847)	(24,530)	(25,377)
Other borrowed funds	(143)	(388)	(531)
Long-term debt	—	(379)	(379)
Total changes in interest expense	7,289	(36,444)	(29,155)

Changes in net interest income	$19,738	$17,467	$37,205

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Balance Sheet Review

Assets

Total assets were $24.65 billion as of June 30, 2026, an increase of $423.2 million, or 1.7%, from $24.23 billion as of December 31, 2025.

Securities Available-for-Sale

The carrying value of our securities available-for-sale (“AFS”) portfolio was $1.68 billion and $1.66 billion as of June 30, 2026, and December 31, 2025, respectively. The increase in the AFS securities portfolio was primarily due to a net addition of $82.9 million in treasury securities, partially offset by the amortization of existing securities during the six months ended June 30, 2026. AFS securities represented 6.8% of total assets as of both June 30, 2026, and December 31, 2025.

The portfolio continues to be concentrated in U.S. government-backed securities, with more than 90% of the AFS investment portfolio invested in U.S. Treasuries and agency mortgage-backed securities issued by Fannie Mae and Freddie Mac with the remainder held in investment-grade securities. There was no allowance for credit losses provided against the AFS investment securities as of both June 30, 2026, and December 31, 2025. Additionally, there were no credit losses recognized in earnings during the six months ended June 30, 2026, and 2025.

The Company actively manages the investment portfolio in the context of asset/liability objectives, interest rate risk, and market conditions. These evaluations may result in changes to portfolio size, composition, or hedging strategies, including adjustments to the mix of securities classified as AFS.

During the quarter, the Company recorded a $10.6 million loss related to its decision to sell certain AFS investment securities as part of a portfolio repositioning initiative designed to improve yield while maintaining the portfolio’s overall duration and credit quality. These securities, with a book value of $160.2 million, were sold in June 2026, resulting in a realized loss of $10.6 million. The AFS portfolio had an effective duration of 2.03 years at June 30, 2026, compared to 1.9 years at December 31, 2025.

Loans

Gross loans held for investment were $20.62 billion at June 30, 2026, an increase of $474.1 million, or 2.4%, from $20.15 billion at December 31, 2025. The increase was primarily due to an increase of $340.4 million, or 10.7%, in commercial loans, an increase of $214.6 million, or 2.0%, in commercial real estate loans, and an increase of $7.8 million, or 3.5%, in equity lines, partially offset by a decrease of $89.2 million, or 26.4% in construction loans.

The loan held for investment balances and composition at June 30, 2026, compared to December 31, 2025, are set forth below:

	June 30, 2026	% of Gross Loans	December 31, 2025	% of Gross Loans	% Change
	($ In thousands)

Commercial loans	$3,524,945	17.1%	$3,184,556	15.8%	10.7%
Construction loans	248,375	1.2	337,550	1.7	(26.4)
Commercial real estate loans	10,779,326	52.3	10,564,744	52.4	2.0
Residential mortgage loans and equity lines	6,066,424	29.4	6,058,538	30.1	0.1
Installment and other loans	2,262	—	1,814	—	24.7
Gross loans held for investment	$20,621,332	100%	$20,147,202	100%	2.4%
Allowance for loan losses	(218,896)		(195,911)		11.7
Unamortized deferred loan fees	(14,606)		(14,903)		(2.0)
Total loans held for investment, net	$20,387,830		$19,936,388		2.3%

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

The ratio of non-performing assets to total assets was 0.59% as of June 30, 2026, and December 31, 2025. Total non-performing assets increased $1.7 million, or 1.2%, to $145.4 million at June 30, 2026, compared to $143.7 million at December 31, 2025, primarily due to an increase of $3.3 million, or 11.0%, in other real estate owned, partially offset by a decrease of $1.0 million, or 100.0%, in accruing loans past due 90 days or more, and a decrease of $0.7 million, or 0.6%, in non-accrual loans.

As a percentage of gross loans, excluding loans held for sale, plus OREO, non-performing assets were 0.71% as of both June 30, 2026 and December 31, 2025. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 209.33% as of June 30, 2026, from 183.79% as of December 31, 2025.

The following table sets forth the changes in non-performing assets as of June 30, 2026, compared to December 31, 2025, and to June 30, 2025:

	June 30, 2026	December 31, 2025	% Change	June 30, 2025	% Change
	($ In thousands)
Non-performing assets
Accruing loans past due 90 days or more	$—	$1,000	(100)	$6,389	(100)
Non-accrual loans:
Construction loans	—	—	—	4,230	(100)
Commercial real estate loans	70,157	59,511	18	93,754	(25)
Commercial loans	8,448	21,498	(61)	54,536	(85)
Residential mortgage loans	33,091	31,354	6	21,633	53
Total non-accrual loans	$111,696	$112,363	(1)	$174,153	(36)
Total non-performing loans	111,696	113,363	(1)	180,542	(38)
Other real estate owned	33,659	30,336	11	18,990	77
Total non-performing assets	$145,355	$143,699	1	$199,532	(27)

Non-accrual loans held for sale	$—	$—		$8,938

Allowance for loan losses	$218,896	$195,911	12	$173,531	26

Total gross loans outstanding, excluding loans held for sale, at period-end	$20,621,332	$20,147,202	2	$19,784,702	4

Allowance for loan losses to non-performing loans, at period-end	195.97%	172.82%		96.12%
Allowance for loan losses to gross loans, excluding loans held for sale, at period-end	1.06%	0.97%		0.88%

Non-accrual Loans

As of June 30, 2026, total non-accrual loans were $111.7 million, a decrease of $0.7 million, or 0.6%, from $112.4 million at December 31, 2025, and a decrease of $62.5 million, or 35.9%, from $174.2 million at June 30, 2025. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly.

The following tables set forth the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers were engaged in as of the dates indicated:

	June 30, 2026		December 31, 2025
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	($ In thousands)
Type of Collateral
Single/multi-family residence	$65,684	$516	$57,676	$516
Commercial real estate	37,564	4,765	33,189	3,514
Personal property (UCC)	—	3,167	—	17,468
Total	$103,248	$8,448	$90,865	$21,498

(1) Real estate includes commercial real estate loans, construction loans, residential mortgage loans, equity lines and installment & other loans.

	June 30, 2026		December 31, 2025
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	($ In thousands)
Type of Business
Real estate development	$51,914	$—	$40,848	$4,873
Wholesale/Retail	18,243	5,636	18,662	15,812
Food/Restaurant	—	1,347	42	40
Import/Export	—	1,465	—	476
Other	33,091	—	31,313	297
Total	$103,248	$8,448	$90,865	$21,498

(1) Real estate includes commercial real estate loans, construction loans, residential mortgage loans, equity lines and installment & other loans.

For non-accrual loans, amounts previously charged-off represented 6.3% and 14.4% of the contractual balances of non-accrual loans as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, $103.2 million, or 92.4%, of the $111.7 million of non-accrual loans were secured by real estate compared to $90.9 million, or 80.8%, of the $112.4 million of non-accrual loans that were secured by real estate as of December 31, 2025. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information to update the factors used in evaluating potential losses.

The allowance for loan losses to non-performing loans was 195.97% as of June 30, 2026, compared to 172.82% as of December 31, 2025. The increase was primarily due to an increase in the allowance for loan losses and a decrease in non-accrual loans.

Loan Interest Reserves

In accordance with customary banking practice, construction loans and land development loans generally are originated with interest disbursed from pre-established interest reserves included in the total original loan commitment. Our construction loans and land development loans generally include optional renewal terms after the maturity of the initial loan term. New appraisals are obtained before extension or renewal of these loans in part to determine the appropriate interest reserve to be established for the new loan term. Loans with interest reserves are generally underwritten to the same criteria, including loan to value and, if applicable, pro forma debt service coverage ratios, as loans without interest reserves. Construction loans with interest reserves are monitored on a periodic basis to gauge progress toward completion. Interest reserves are frozen if it is determined that additional draws would result in a loan to value ratio that exceeds policy maximums based on collateral property type. Our policy limits in this regard are consistent with supervisory limits and range from 50% in the case of land to 85% in the case of one to four family residential construction projects.

As of June 30, 2026, construction loans of $227.5 million were disbursed with pre-established interest reserves of $44.1 million, compared to $225.9 million with pre-established interest reserves of $34.0 million at December 31, 2025.  There were no balances on construction loans with pre-established interest reserves that had been extended as of June 30, 2026, compared to a balance of $3.3 million of such loans with pre-established interest reserves of $95 thousand at December 31, 2025.  Land loans of $20.4 million were disbursed with pre-established interest reserves of $1.3 million at June 30, 2026, compared to land loans of $15.3 million with pre-established interest reserves of $1.3 million at December 31, 2025. There were no land loans with interest reserves that had been extended as of June 30, 2026, and December 31, 2025.

At June 30, 2026, and December 31, 2025, the Bank had no loans on non-accrual status with available interest reserves. There were no non-accrual residential construction loans, non-accrual non-residential construction loans, or non-accrual land loans that were originated with pre-established interest reserves as of June 30, 2026, and December 31, 2025.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of the property, or some combination of these factors.

Loan Concentration

Most of the Company’s business activities are with clients located in areas with significant Asian populations in Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; and Las Vegas, Nevada. The Company also has loan clients in Hong Kong. The Company does not have a significant concentration in any single commercial industry section, and our loans generally are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, through refinancing by another lender, or through the borrowers' sales of collateral.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) total CRE loans represent 300% or more of the institution’s total risk-based capital, and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 10% of the Bank’s total risk-based capital as of June 30, 2026, and 14% as of December 31, 2025. Total CRE loans represented 277% of total risk-based capital as of June 30, 2026, and 287% as of December 31, 2025, which were within the Bank’s internal limit of 400%, of total capital.

CRE and Construction Loans ("CREC")

The Company’s total CREC loan portfolio is diversified by property type with an average CREC loan size of $2.0 million as of June 30, 2026, and December 31, 2025. The following table summarizes the Company’s total CREC loans by property type as of June 30, 2026, and December 31, 2025:

	As of June 30, 2026		As of December 31, 2025
($ In thousands)	Amount	%	Amount	%
Property type:
Retail	$2,674,138	24%	$2,545,446	24%
Multifamily	2,883,689	26%	2,887,642	27%
Office	1,388,394	13%	1,439,568	13%
Warehouse	1,467,667	13%	1,359,887	12%
Industrial	713,066	7%	692,280	6%
Hospitality	373,126	3%	360,692	3%
Construction & Land	310,395	3%	407,957	4%
Other	1,217,226	11%	1,208,822	11%
Total CREC loans	$11,027,701	100%	$10,902,294	100%

The weighted-average loan-to-value (“LTV”) ratio of the total CREC loan portfolio was 49% as of June 30, 2026, and December 31, 2025. Approximately 86% of total CREC loans had an LTV ratio of 60% or lower as of June 30, 2026, and December 31, 2025.

The following tables provide a summary of the Company’s CREC, multifamily residential, and construction and land loans by geography as of June 30, 2026, and December 31, 2025. The distribution of the total CREC loan portfolio reflects the Company’s geographical footprint, which is primarily concentrated in California:

	As of June 30, 2026
($ In thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
California	$3,771,502	48%	$1,078,742	38%	$169,445	55%	$5,019,689	46%
New York	2,444,301	31%	1,379,519	48%	78,183	25%	3,902,003	35%
Texas	418,916	5%	155,292	5%	950	0%	575,158	5%
Illinois	246,173	3%	41,617	1%	4,139	1%	291,929	3%
New Jersey	184,606	3%	24,347	1%	2,820	1%	211,773	2%
Nevada	225,349	3%	28,211	1%	11,098	4%	264,658	2%
Washington	62,302	1%	145,972	5%	35,430	11%	243,704	2%
Other markets	480,468	6%	29,989	1%	8,330	3%	518,787	5%
Total CREC loans	$7,833,617	100%	$2,883,689	100%	$310,395	100%	$11,027,701	100%

	As of December 31, 2025
($ In thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
California	$3,649,273	48%	$1,130,859	39%	$272,251	67%	$5,052,383	46%
New York	2,373,202	31%	1,291,064	45%	102,685	25%	3,766,951	35%
Texas	388,334	5%	202,313	7%	—	0%	590,647	5%
Illinois	251,271	3%	44,961	1%	1,895	1%	298,127	3%
New Jersey	170,358	2%	19,153	1%	1,603	0%	191,114	2%
Nevada	209,928	3%	27,523	1%	5,259	1%	242,710	2%
Washington	66,130	1%	143,135	5%	15,934	4%	225,199	2%
Other markets	498,199	7%	28,634	1%	8,330	2%	535,163	5%
Total CREC loans	$7,606,695	100%	$2,887,642	100%	$407,957	100%	$10,902,294	100%

California represented 46% of total CREC loans as of both June 30, 2026, and December 31, 2025. Changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses.

Commercial Real Estate Loans

The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. CRE loans totaled $7.83 billion as of June 30, 2026, compared to $7.61 billion as of December 31, 2025, and accounted for 38% of total loans held-for-investment, not including loans held for sale, as of June 30, 2026, and December 31, 2025. Interest rates on CRE loans may be fixed or variable. As of June 30, 2026, 22% and 39% of our CRE portfolio were variable rate and hybrid loans in their fixed period, respectively. In comparison, as of December 31, 2025, 21% and 40% of our CRE portfolio were variable rate and hybrid loans in their fixed period, respectively. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 26% of the CRE loans as of June 30, 2026, and December 31, 2025. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial-Multifamily Residential Loans

The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. Multifamily residential loans totaled $2.88 billion as of June 30, 2026, compared to $2.89 billion as of December 31, 2025, and accounted for 14% of total loans held-for-investment, not including loans held for sale, as of June 30, 2026, and December 31, 2025. The Company offers a variety of first lien mortgages, including fixed and variable-rate loans. As of June 30, 2026, 23% and 37% of our multifamily residential loan portfolio were variable rate and hybrid loans in their fixed period, respectively. In comparison, as of December 31, 2025, 24% and 36% of our multifamily residential loan portfolio were variable rate and hybrid loans in their fixed period, respectively.

Commercial-Construction and Land Loans

Construction and land loans provide financing for diversified projects by real estate property type. Construction and land loans totaled $310.4 million as of June 30, 2026, compared to $408.0 million as of December 31, 2025, and accounted for 2% of total loans held-for-investment, not including loans held for sale, as of June 30, 2026, and December 31, 2025. Construction loan exposure was made up of $248.4 million in outstanding loans, plus $269.0 million in unfunded commitments as of June 30, 2026, compared to $337.6 million in outstanding loans, plus $235.3 million in unfunded commitments as of December 31, 2025. Land loans totaled $62.0 million as of June 30, 2026, compared to $70.4 million as of December 31, 2025.

Allowance for Credit Losses

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ In thousands)
Allowance for loan losses
Balance at beginning of period	$208,786	$173,936	$195,911	$161,765
Provision for expected credit losses on loans	11,958	12,336	26,956	26,484
Charge-offs:
Commercial loans	(2,743)	(9,117)	(10,714)	(11,461)
Real estate loans (1)	—	(3,913)	(1,385)	(3,913)
Total charge-offs	(2,743)	(13,030)	(12,099)	(15,374)
Recoveries:
Commercial loans	853	196	5,784	465
Construction loans	—	—	—	1
Real estate loans (1)	42	93	2,344	190
Total recoveries	895	289	8,128	656
Balance at the end of period	$218,896	$173,531	$218,896	$173,531

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$15,636	$11,028	$12,441	$9,676
Provision for expected credit losses on unfunded credit commitments	(718)	(1,136)	2,477	$216
Balance at the end of period	$14,918	$9,892	$14,918	$9,892

Average loans outstanding during the period	$20,297,364	$19,489,400	$20,230,401	$19,411,434
Total gross loans outstanding, excluding loans held for sale, at period-end	$20,621,332	$19,784,702	$20,621,332	$19,784,702
Total non-performing loans, at period-end	$111,696	$180,542	$111,696	$180,542
Ratio of net charge-offs to average loans outstanding during the period(2)	0.04%	0.26%	0.04%	0.15%
Provision for expected credit losses to average loans outstanding during the period(2)	0.22%	0.23%	0.29%	0.28%
Allowance for loan losses to non-performing loans, at period-end	195.97%	96.12%	195.97%	96.12%
Allowance for loan losses to gross loans, excluding loans held for sale, at period-end	1.06%	0.88%	1.06%	0.88%
(1) Real estate loans include commercial real estate loans, residential mortgage loans, and equity lines.
(2) Annualized.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	June 30, 2026		December 31, 2025
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	($ In thousands)
Type of Loan:
Commercial loans	$46,374	17.1%	$39,123	15.9%
Construction loans	15,153	1.2	6,475	1.7
Commercial real estate loans	134,102	52.3	125,665	52.3
Residential mortgage loans and equity lines	23,260	29.4	24,641	30.1
Installment and other loans	7	0.0	7	0.0
Total allowance	$218,896	100%	$195,911	100%

The increase in the ACL was driven primarily by changes in the quantitative component of the reserve in relation to the changes in loan volume. The quantitative reserve increased with strong growth in both the CRE and C&I segments, offset by a decline in the Construction portfolio. In addition, individually assessed reserves increased, largely attributable to a reserve established for a newly completed CRE Multifamily property which sustained damage requiring significant remediation.

The qualitative component of the allowance increased modestly during the quarter, largely reflecting an enhancement to the loan risk rating imprecision methodology to better align the reserve with an expected lifetime loss framework.  This increase was partially offset by lower qualitative reserves for certain commercial real estate segments, including Office and Construction, as a softening baseline economic forecast reduced the severity differential with the model’s downside scenario.

The ACL is also influenced by the macroeconomic forecasts used in the Company’s CECL model. The June 30, 2026 estimate incorporated multiple forward‑looking economic scenarios obtained from a reputable third‑party forecaster. These scenarios reflect a range of potential economic outcomes and include a baseline view of expected conditions, along with more optimistic and more adverse alternatives. Management applies judgment in determining how these scenarios are incorporated into the allowance estimate, taking into account prevailing economic uncertainty and risks.

To illustrate the sensitivity of the allowance to changes in economic assumptions, management estimates that applying a 100% weighting to the downside scenario would have increased the ACL by approximately $72.1 million as of June 30, 2026. This analysis is intended to demonstrate the directional impact of more adverse economic conditions and should not be interpreted as a forecast of future allowance levels.

Our methodology, policies and estimates on allowance for credit losses for loans are described in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 Form 10-K. For more information, please also see Note 5 to the Company’s unaudited Consolidated Financial Statements.

Deposits

Total deposits were $21.06 billion as of June 30, 2026, an increase of $167.5 million, or 0.8% from $20.89 billion as of December 31, 2025.

The Company calculates its uninsured deposits based on the methodologies and assumptions used for regulatory reporting. Total uninsured deposits were $10.39 billion as of June 30, 2026, an increase of approximately $199.5 million, from $10.19 billion as of December 31, 2025. Excluding $847.3 million in collateralized deposits, the uninsured and uncollateralized deposits of $9.55 billion were 45.3% of total deposits as of June 30, 2026. As of June 30, 2026, our unused borrowing capacity from the Federal Home Loan Bank was $7.05 billion, and our unpledged securities were $1.66 billion. These sources of available liquidity, including cash and short-term investments, were more than 100% of uninsured and uncollateralized deposits as of June 30, 2026.

The following table sets forth the deposit mix as of the dates indicated:

	June 30, 2026		December 31, 2025
	Amount	Percentage	Amount	Percentage
	($ In thousands)
Deposits
Non-interest-bearing demand deposits	$3,567,527	16.9%	$3,505,606	16.8%
NOW deposits	2,612,011	12.4	2,370,047	11.3
Money market deposits	3,894,594	18.5	3,800,471	18.2
Savings deposits	1,421,969	6.8	1,500,890	7.2
Time deposits	9,565,547	45.4	9,717,153	46.5
Total deposits	$21,061,648	100.0%	$20,894,167	100.0%

The following table sets forth the maturity distribution of time deposits as of June 30, 2026:

	As of June 30, 2026
	Time Deposits -under $250,000	Time Deposits -$250,000 and over	Total Time Deposits
	($ In thousands)
Three months or less	$1,572,472	$2,023,696	$3,596,168
Over three to six months	1,287,104	2,107,784	3,394,888
Over six to twelve months	1,059,796	1,485,806	2,545,602
Over twelve months	12,716	16,173	28,889
Total	$3,932,088	$5,633,459	$9,565,547

Percent of total deposits	18.7%	26.7%	45.4%

FDIC Special Assessment

In November 2023, the FDIC adopted a final rule implementing a special assessment to recover losses to the Deposit Insurance Fund ("DIF") arising from the systemic risk determination related to the failures of Silicon Valley Bank and Signature Bank in March 2023. The Company was subject to the special assessment and paid its eighth and final scheduled quarterly assessment during the quarter ended March 31, 2026. As of June 30, 2026, the Company had no remaining accrued liability related to the FDIC special assessment.

In December 2025, the FDIC adopted an interim final rule establishing a process under which institutions subject to the special assessment may receive an offset against future regular deposit insurance assessments if total special assessment collections ultimately exceed losses required to be recovered by the FDIC. The interim final rule also provides for the possibility of an additional one-time shortfall special assessment if ultimate losses exceed amounts collected. As of June 30, 2026, the Company had not recognized any asset related to a potential future offset because the amount and timing of any such offset, if any, are not currently determinable. The Company will continue to monitor future FDIC communications and guidance regarding any additional assessments or offsets.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of June 30, 2026. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts:

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	($ In thousands)
Contractual obligations:
Deposits with stated maturity dates	$9,536,658	$28,851	$35	$3	$9,565,547
Long-term debt	—	—	—	119,136	119,136
Operating leases	11,139	17,958	7,379	1,851	38,327
Total contractual obligations and other commitments	$9,547,797	$46,809	$7,414	$120,990	$9,723,010

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

Capital Resources

Total equity was $3.05 billion as of June 30, 2026, an increase of $121.2 million, from $2.93 billion as of December 31, 2025, primarily due to net income of $179.1 million, other comprehensive income of $16.1 million, stock-based compensation of $3.9 million, stock issued to directors of $0.9 million, and proceeds from dividend reinvestment of $1.3 million, offset by common stock cash dividends of $50.9 million, purchase of treasury stock of $26.8 million and shares withheld related to net share settlement of RSUs of $2.4 million.

The following table summarizes changes in total equity for the six months ended June 30, 2026:

Six Months Ended
June 30, 2026
($ In thousands)
Net income	$179,095
Proceeds from shares issued through the Dividend Reinvestment Plan	1,341
Shares withheld related to net share settlement of RSUs	(2,433)
Stock issued to directors	863
Purchase of treasury stock	(26,756)
Stock-based compensation	3,915
Cash dividends paid to common stockholders	(50,885)
Other comprehensive income	16,086
Net increase in total equity	$121,226

Capital Adequacy Review

Management seeks to maintain capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with applicable regulatory requirements.

The following tables set forth actual and required capital ratios as of June 30, 2026, and December 31, 2025, for Bancorp and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2025 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	($ In thousands)
June 30, 2026

Cathay General Bancorp:
Common Equity Tier 1 to Risk-Weighted Assets	$2,699,951	13.70	$887,118	4.50
Tier 1 Capital to Risk-Weighted Assets	2,699,951	13.70	1,182,824	6.00
Total Capital to Risk-Weighted Assets	3,049,265	15.47	1,577,099	8.00
Leverage Ratio	2,699,951	11.28	957,160	4.00

Cathay Bank:
Common Equity Tier 1 to Risk-Weighted Assets	$2,754,227	13.98	$886,778	4.50	$1,280,901	6.50
Tier 1 Capital to Risk-Weighted Assets	2,754,227	13.98	1,182,370	6.00	1,576,494	8.00
Total Capital to Risk-Weighted Assets	2,988,041	15.16	1,576,494	8.00	1,970,617	10.00
Leverage Ratio	2,754,227	11.52	956,685	4.00	1,195,856	5.00

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	($ In thousands)
December 31, 2025

Cathay General Bancorp:
Common Equity Tier 1 to Risk-Weighted Assets	$2,590,921	13.27	$878,810	4.50
Tier 1 Capital to Risk-Weighted Assets	2,590,921	13.27	1,171,746	6.00
Total Capital to Risk-Weighted Assets	2,914,774	14.93	1,562,328	8.00
Leverage Ratio	2,590,921	10.91	950,270	4.00

Cathay Bank:
Common Equity Tier 1 to Risk-Weighted Assets	$2,678,692	13.73	$878,257	4.50	$1,268,593	6.50
Tier 1 Capital to Risk-Weighted Assets	2,678,692	13.73	1,171,009	6.00	1,561,345	8.00
Total Capital to Risk-Weighted Assets	2,887,045	14.79	1,561,345	8.00	1,951,682	10.00
Leverage Ratio	2,678,692	11.28	949,627	4.00	1,187,034	5.00

During the three months ended June 30, 2026, the Company’s common equity tier 1 (“CET1”) ratio and total risk based capital ratio benefited, approximately 20 basis points, from a risk-weighted asset optimization analysis associated with certain off-balance sheet commitments for home equity lines of credit.”

As of June 30, 2026, capital levels at Bancorp and the Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of June 30, 2026, at Bancorp and the Bank exceed the minimum levels necessary to be considered “well capitalized.”

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. The Company increased cash dividends per common share from $0.34 to $0.38 during the three months ended March 31, 2026. The amount of future dividends, if any, will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors. The terms of our Junior Subordinated Notes also limit our ability to pay dividends. If we are not current in our payment of dividends on our Junior Subordinated Notes, we may not pay dividends on our common stock.

The Company declared a cash dividend of $0.38 per share on 66,951,215 shares outstanding on May 28, 2026, for distribution to holders of our common stock on June 9, 2026. The Company paid total cash dividends of $25.4 million in the second quarter of 2026.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and client credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of June 30, 2026, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 14.2% compared to 14.7% as of December 31, 2025.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At June 30, 2026, the Bank had an approved credit line with the FHLB of San Francisco totaling $8.41 billion. There were no outstanding advances from the FHLB of San Francisco and there were $865.9 million in standby letters of credit issued by the FHLB on the Company’s behalf as of June 30, 2026. FHLB advances, if any, bear fixed rates and are secured by the Bank’s loans. See Note 8 to the Consolidated Financial Statements. At June 30, 2026, the Bank pledged $1.32 billion of its commercial loans and no securities to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $1.22 billion from the Federal Reserve Bank Discount Window at June 30, 2026.

Liquidity can also be provided through the sale of liquid assets, which may consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At June 30, 2026, investment securities totaled $1.68 billion, with $19.4 million pledged as collateral for borrowings and other commitments. The remaining balance was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 99.7% of our time deposits mature within one year or less as of June 30, 2026. Given the current competitive environment for certificates of deposit and expectations for a relatively stable interest rate environment, management anticipates that certain maturing time deposits may reprice at higher rates. Management also anticipates that a portion of these deposits may run off at maturity due to competitive pressures in the Bnak's market. However, based on our historical runoff experience, we expect such outflow will not be significant and can be replenished through our normal growth in deposits. As of June 30, 2026, management believes all the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $120.0 million and $105.0 million during the second quarter of 2026 and 2025, respectively.

Critical Accounting Policies

Our most significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. Certain of these accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be our critical accounting estimates. The judgment and assumptions are based on historical experience, future forecasts, or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations.

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

We have established a tolerance level in our policy for net interest income volatility when the hypothetical change is plus or minus 100 or 200 basis points or more.  When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions and the estimated impact on profitability. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2026:

	Net Interest	Economic Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	7.0	-8.9
+100	3.5	-4.2
-100	-3.3	2.4
-200	-6.5	3.0

(1) The projected percentage change in Net Interest Income (NII) under parallel interest rate shifts is driven by our asset-sensitive balance sheet positioning, where interest-earning assets reprice more rapidly than interest-bearing liabilities.
(2) The projected percentage change represents the sensitivity of our Economic Value of Equity (EVE) under parallel interest rate shifts.

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

There has not been any change in our internal control over financial reporting that occurred during the second quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(April 1, 2026 - April 30, 2026)	20,832	$55.38	20,832	$148,846,277
(May 1, 2026 - May 31, 2026)	87,215	$56.77	87,215	$143,895,181
(June 1, 2026 - June 30, 2026)	134,101	$59.21	134,101	$135,954,604
Total	242,148	$58.00	242,148	$135,954,604

For a discussion of limitations on the payment of dividends, see “Dividend Policy” and “Liquidity” under Part I—Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.         DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.         MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.         OTHER INFORMATION.

During the quarter ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined under Item 408(a) of Regulation S-K.

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

Date: August 7, 2026
/s/ Chang M. Liu
Chang M. Liu
President and Chief Executive Officer

Date: August 7, 2026
/s/ Albert J. Wang
Albert J. Wang
Executive Vice President and
Chief Financial Officer