Form 10-Q
period 2026-09-30
CATHAY GENERAL BANCORP
filed 2026-11-06
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number	001-31830

CATHAY GENERAL BANCORP

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CATY	Nasdaq Global Select Market

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

Common stock, $0.01 par value, 65,900,263 shares outstanding as of October 31, 2026.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

3RD QUARTER 2026 REPORT ON FORM 10-Q

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

   PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ In thousands, except par value and share data)	September 30, 2026	December 31, 2025

Assets
Cash and due from banks	$131,044	$146,320
Short-term investments and interest-bearing deposits	1,576,961	1,278,089
Securities available-for-sale at fair value (amortized cost of $1,657,883 at September 30, 2026, and $1,735,451 at December 31, 2025)	1,589,036	1,658,223
Loans held for sale	13,597	—
Loans held for investment	21,195,861	20,147,202
Less: Allowance for loan losses	(224,190)	(195,911)
Unamortized deferred loan fees, net	(15,523)	(14,903)
Loans held for investment, net	20,956,148	19,936,388
Equity securities (including $27,246 measured at fair value at September 30, 2026, and $32,754 at December 31, 2025)	116,907	51,886
Federal Home Loan Bank stock	17,250	17,250
Other real estate owned, net	26,910	30,336
Affordable housing investments and alternative energy partnerships, net	295,407	287,182
Premises and equipment, net	90,346	87,579
Customers’ liability on acceptances	6,393	4,385
Accrued interest receivable	97,206	96,993
Goodwill	375,696	375,696
Other intangible assets, net	2,095	2,683
Right-of-use assets - operating leases	35,493	34,187
Other assets	242,012	222,378
Total assets	$25,572,501	$24,229,575

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$3,950,436	$3,505,606
Interest-bearing:
NOW deposits	2,634,247	2,370,047
Money market deposits	4,284,484	3,800,471
Savings deposits	1,517,383	1,500,890
Time deposits	9,448,438	9,717,153
Total deposits	21,834,988	20,894,167
Advances from the Federal Home Loan Bank	200,000	—
Long-term debt	65,011	119,136
Acceptances outstanding	6,393	4,385
Lease liabilities - operating leases	37,370	36,102
Other liabilities	371,994	250,397
Total liabilities	22,515,756	21,304,187
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 91,972,991 issued and 66,083,728 outstanding at September 30, 2026, and 91,803,148 issued and 67,200,126 outstanding at December 31, 2025	920	918
Additional paid-in-capital	1,006,181	1,001,401
Accumulated other comprehensive loss, net	(48,496)	(54,400)
Retained earnings	3,107,853	2,909,677
Treasury stock, at cost, 25,889,263 shares at September 30, 2026, and 24,603,022 shares at December 31, 2025	(1,009,713)	(932,208)
Total stockholders' equity	3,056,745	2,925,388
Total liabilities and stockholders' equity	$25,572,501	$24,229,575

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ In thousands, except share and per share data)	2026	2025	2026	2025

Interest and Dividend Income
Loans receivable	$317,189	$308,945	$918,294	$899,786
Investment securities	15,086	12,690	42,489	38,459
Federal Home Loan Bank stock	658	376	1,785	1,128
Deposits with banks	12,219	12,184	32,947	37,135
Total interest and dividend income	345,152	334,195	995,515	976,508

Interest Expense
Time deposits	83,001	93,087	248,054	283,517
Other deposits	47,869	46,300	131,805	133,104
Advances from Federal Home Loan Bank	384	3,075	2,851	5,721
Long-term debt	1,808	2,043	5,478	6,092
Short-term debt	212	103	384	627
Total interest expense	133,274	144,608	388,572	429,061

Net interest income before provision for credit losses	211,878	189,587	606,943	547,447
Provision for credit losses	28,600	28,731	58,033	55,431
Net interest income after provision for credit losses	183,278	160,856	548,910	492,016

Non-Interest Income
Net gains/(losses) from equity securities	36,053	3,263	65,021	(2,318)
Net loss on investment securities	(15,084)	—	(41,323)	—
Letters of credit commissions	2,093	2,256	6,830	6,467
Depository service fees	2,106	2,011	6,091	5,688
Wealth management fees	6,623	6,219	21,645	17,324
Other operating income	10,979	7,272	26,570	20,455
Total non-interest income	42,770	21,021	84,834	47,616

Non-Interest Expense
Salaries and employee benefits	48,233	43,462	140,477	129,012
Occupancy expense	6,171	6,104	17,799	17,791
Computer and equipment expense	7,211	5,760	19,432	16,974
Professional services expense	7,842	7,360	23,062	23,696
Data processing service expense	4,136	3,991	11,802	13,028
FDIC and regulatory assessments	2,896	2,783	8,335	9,359
Marketing expense	1,683	1,494	5,018	4,485
Other real estate owned expense/(income)	442	(1,078)	2,370	(1,211)
Amortization of investments in low-income housing and alternative energy partnerships	6,467	12,149	23,080	32,382
Amortization of core deposit intangibles	218	229	653	729
Other operating expense	18,077	5,863	30,344	16,662
Total non-interest expense	103,376	88,117	282,372	262,907

Income before income tax expense	122,672	93,760	351,372	276,725
Income tax expense	27,498	16,109	77,103	52,118
Net income	$95,174	$77,651	$274,269	$224,607

Other Comprehensive Income, net of tax
Net holding (losses)/gains on securities available-for-sale	(10,182)	9,524	5,904	25,909
Total comprehensive income	$84,992	$87,175	$280,173	$250,516

Net Income Per Common Share:
Basic	$1.43	$1.13	$4.10	$3.22
Diluted	$1.43	$1.13	$4.09	$3.21
Cash dividends paid per common share	$0.38	$0.34	$1.14	$1.02
Average Common Shares Outstanding:
Basic	66,499,705	68,727,390	66,832,009	69,692,964
Diluted	66,761,397	68,990,648	67,131,370	69,946,877

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three Months Ended	Shares	Amount	Capital	(Loss)/Income	Earnings	Stock	Equity
	($ In thousands, except share and per share data)
Balance at June 30, 2026	66,825,367	$919	$1,005,086	$(38,314)	$3,037,887	$(958,964)	$3,046,614
Dividend Reinvestment Plan	10,379	1	646	—	—	—	647
Restricted stock units vested	48,576	—	—	—	—	—	—
Stock issued to directors	—	—	1	—	—	—	1
Shares withheld related to net share settlement of RSUs	—	—	(1,444)	—	—	—	(1,444)
Purchases of treasury stock	(800,594)	—	—	—	—	(50,749)	(50,749)
Stock-based compensation	—	—	1,892	—	—	—	1,892
Cash dividends of $0.38 per share	—	—	—	—	(25,208)	—	(25,208)
Other comprehensive income	—	—	—	(10,182)	—	—	(10,182)
Net income	—	—	—	—	95,174	—	95,174
Balance at September 30, 2026	66,083,728	$920	$1,006,181	$(48,496)	$3,107,853	$(1,009,713)	$3,056,745

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Three Months Ended	Shares	Amount	Capital	(Loss)/Income	Earnings	Stock	Equity
	($ In thousands, except share and per share data)
Balance at June 30, 2025	69,343,395	$918	$996,249	$(69,222)	$2,787,608	$(829,258)	$2,886,295
Dividend Reinvestment Plan	12,855	—	634	—	—	—	634
Restricted stock units vested	341	—	—	—	—	—	—
Stock issued to directors	—	—	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(3)	—	—	—	(3)
Purchases of treasury stock	(1,070,000)	—	—	—	—	(50,585)	(50,585)
Stock-based compensation	—	—	2,003	—	—	—	2,003
Cash dividends of $0.34 per share	—	—	—	—	(23,243)	—	(23,243)
Other comprehensive income	—	—	—	9,524	—	—	9,524
Net income	—	—	—	—	77,651	—	77,651
Balance at September 30, 2025	68,286,591	$918	$998,883	$(59,698)	$2,842,016	$(879,843)	$2,902,276

See accompanying Notes to Consolidated Financial Statements.

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Nine Months Ended	Shares	Amount	Capital	(Loss)/Income	Earnings	Stock	Equity
	($ In thousands, except share and per share data)
Balance at December 31, 2025	67,200,126	$918	$1,001,401	$(54,400)	$2,909,677	$(932,208)	$2,925,388
Dividend Reinvestment Plan	35,967	1	1,987	—	—	—	1,988
Restricted stock units vested	117,681	1	—	—	—	—	1
Stock issued to directors	16,195	—	864	—	—	—	864
Shares withheld related to net share settlement of RSUs	—	—	(3,878)	—	—	—	(3,878)
Purchases of treasury stock	(1,286,241)	—	—	—	—	(77,505)	(77,505)
Stock-based compensation	—	—	5,807	—	—	—	5,807
Cash dividends of $1.14 per share	—	—	—	—	(76,093)	—	(76,093)
Other comprehensive income	—	—	—	5,904	—	—	5,904
Net income	—	—	—	—	274,269	—	274,269
Balance at September 30, 2026	66,083,728	$920	$1,006,181	$(48,496)	$3,107,853	$(1,009,713)	$3,056,745

				Accumulated
	Common Stock		Additional	Other			Total
	Number of		Paid-in	Comprehensive	Retained	Treasury	Stockholders'
Nine Months Ended	Shares	Amount	Capital	(Loss)/Income	Earnings	Stock	Equity
	($ In thousands, except share and per share data)
Balance at December 31, 2024	70,863,324	$916	$993,962	$(85,607)	$2,688,353	$(751,920)	$2,845,704
Dividend Reinvestment Plan	43,009	1	1,969	—	—	—	1,970
Restricted stock units vested	108,387	1	—	—	—	—	1
Stock issued to directors	22,956	—	1,020	—	—	—	1,020
Shares withheld related to net share settlement of RSUs	—	—	(2,758)	—	—	—	(2,758)
Purchases of treasury stock	(2,751,085)	—	—	—	—	(127,923)	(127,923)
Stock-based compensation	—	—	4,690	—	—	—	4,690
Cash dividends of $1.02 per share	—	—	—	—	(70,944)	—	(70,944)
Other comprehensive income	—	—	—	25,909	—	—	25,909
Net income	—	—	—	—	224,607	—	224,607
Balance at September 30, 2025	68,286,591	$918	$998,883	$(59,698)	$2,842,016	$(879,843)	$2,902,276

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	($ In thousands)
Cash Flows from Operating Activities
Net income	$274,269	$224,607
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	58,033	55,431
Provision for losses on other real estate owned	—	890
Deferred tax provision	10,245	10,007
Depreciation and amortization	5,053	5,184
Amortization of right-of-use asset	7,196	7,045
Change in operating lease liabilities	1,268	2,228
Net gains on sales and transfers of other real estate owned	(1,095)	(2,968)
Net (gains)/losses on sales of loans	(305)	57
Losses on sales or disposal of premises and equipment	28	63
Amortization on alternative energy partnerships, venture capital and other investments	23,080	32,382
Net losses on sales of investment securities	41,323	—
Amortization/accretion of securities available-for-sale premiums/discounts, net	(23,970)	(19,721)
Unrealized (gains)/ losses on equity securities	(65,021)	2,318
Stock-based compensation and stock issued to officers as compensation	6,672	5,711
Net change in accrued interest receivable and other assets	(42,406)	22,830
Net change in other liabilities	123,154	(32,557)
Net cash provided by operating activities	417,524	313,507

Cash Flows from Investing Activities
Purchases of securities available-for-sale	(1,890,016)	(1,289,400)
Proceeds from repayments, maturities and calls of securities available-for-sale	1,531,089	1,249,581
Proceeds from sales of securities available-for-sale	419,010	—
Proceeds from sales of other real estate owned	8,945	10,316
Proceeds from sales of loans originally classified as held-for-investment	11,292	42,134
Net increase in loans	(1,106,491)	(820,318)
Purchases of premises and equipment	(7,261)	(4,455)
Net (increase)/decrease in affordable housing investments and alternative energy partnerships	(31,706)	2,004
Net cash used for investing activities	(1,065,138)	(810,138)

Cash Flows from Financing Activities
Increase in deposits	940,823	834,819
Advances from Federal Home Loan Bank	11,406,000	10,145,000
Repayments of Federal Home Loan Bank borrowings	(11,206,000)	(10,015,000)
Repayments of Trust Preferred Securities	(54,125)	—
Cash dividends paid	(76,093)	(70,944)
Purchases of treasury stock	(77,505)	(127,923)
Proceeds from shares issued under Dividend Reinvestment Plan	1,988	1,970
Taxes paid related to net share settlement of RSUs	(3,878)	(2,758)
Net cash provided by financing activities	931,210	765,164

Increase in cash, cash equivalents, and restricted cash	283,596	268,533
Cash, cash equivalents, and restricted cash, beginning of the period	1,424,409	1,039,520
Cash, cash equivalents, and restricted cash, end of the period	$1,708,005	$1,308,053

Supplemental Cash Flow Information
Cash paid during the period:
Interest	$392,034	$433,983
Income taxes	$82,443	$43,410
Non-cash investing and financing activities:
Net change in unrealized holding gains on securities available-for-sale, net of tax	$5,904	$25,909
Loans transferred from held-for-investment to held-for-sale	$24,583	$51,128
Transfers to other real estate owned from loans held-for-investment	$4,142	$10,351

See accompanying Notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, with Bancorp, the “Company”), and four limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner. Bancorp also owns 100% of the common stock of two statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of  September 30, 2026, the Bank operates 24 branches in Southern California, 17 branches in Northern California, 9 branches in New York State, four in Washington State, two in Illinois, two in Texas, one in Maryland, Massachusetts, Nevada, and New Jersey, one in Hong Kong, and a representative office in Taipei, Beijing, Shanghai and Ho Chi Minh City. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”). Current activities of Taipei, Beijing, Shanghai and Ho Chi Minh City representative offices are limited to coordinating the transportation of documents to Bank's head office and performing liaison services.

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

4. Investment Securities

The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale ("AFS") as of  September 30, 2026, and  December 31, 2025.

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	($ In thousands)
Securities AFS
U.S. treasury securities	$925,220	$—	$573	$924,647
U.S. government agency entities	611	51	84	578
Mortgage-backed securities	701,414	43	66,840	634,617
Collateralized mortgage obligations	5,638	—	1,429	4,209
Corporate debt securities	25,000	5	20	24,985
Total	$1,657,883	$99	$68,946	$1,589,036

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	($ In thousands)
Securities AFS
U.S. treasury securities	$827,763	$430	$—	$828,193
U.S. government agency entities	5,888	52	118	5,822
U.S. government sponsored entities	25,000	11	—	25,011
Mortgage-backed securities	704,213	548	75,324	629,437
Collateralized mortgage obligations	24,454	—	1,706	22,748
Corporate debt securities	148,133	101	1,222	147,012
Total	$1,735,451	$1,142	$78,370	$1,658,223

AFS securities with carrying value of $19.7 million and $22.8 million as of  September 30, 2026, and December 31, 2025, respectively, were pledged to secure public deposits and other borrowings.

As of   September 30, 2026, and  December 31, 2025, accrued interest receivables on AFS securities totaled $2.7 million and $3.0 million, respectively. These amounts are excluded from the securities' amortized cost and included in accrued interest receivable on the Consolidated Balance Sheets. For the Company’s accounting policy related to accrued interest receivable on AFS securities, see Note 1 - Summary of Significant Accounting Policies – Securities Available for Sale – Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

The amortized cost and fair value of AFS securities as of  September 30, 2026, by contractual maturities, are set forth in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	September 30, 2026
	Securities AFS
	Amortized Cost	Fair Value
	($ In thousands)

Due in one year or less	$935,275	$934,634
Due after one year through five years	15,297	15,297
Due after five years through ten years	1,510	1,295
Due after ten years	705,801	637,810
Total	$1,657,883	$1,589,036

The following tables set forth the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of  September 30, 2026, and  December 31, 2025.

	September 30, 2026
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	($ In thousands)

Securities AFS
U.S. treasury securities	$874,647	$573	$—	$—	$874,647	$573
U.S. government agency entities	—	—	513	84	513	84
Mortgage-backed securities	431,123	21,379	203,135	45,461	634,258	66,840
Collateralized mortgage obligations	—	—	4,209	1,429	4,209	1,429
Corporate debt securities	—	—	9,980	20	9,980	20
Total	$1,305,770	$21,952	$217,837	$46,994	$1,523,607	$68,946

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	($ In thousands)

Securities AFS
U.S. government agency entities	$834	$1	$3,585	$117	$4,419	$118
Mortgage-backed securities	207	—	600,658	75,324	600,865	75,324
Collateralized mortgage obligations	—	—	22,747	1,706	22,747	1,706
Corporate debt securities	—	—	76,912	1,222	76,912	1,222
Total	$1,041	$1	$703,902	$78,369	$704,943	$78,370

As of  September 30, 2026, the Company had a total of 92 AFS securities in a gross unrealized loss position with no credit impairment, consisting primarily of 68 mortgage-backed securities, 18 U.S. treasury securities, four U.S. government agency securities, one corporate debt security, and one collateralized mortgage obligation. As of  December 31, 2025, the Company had a total of 159 AFS securities in a gross unrealized loss position with no credit impairment, consisting primarily of 138 mortgage-backed securities, ten U.S. government agency securities, eight corporate debt securities, and three collateralized mortgage obligations.

The AFS securities that were in an unrealized loss position at  September 30, 2026, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 - Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

During the quarter ended  September 30, 2026, the Company sold certain available-for-sale investment securities with an amortized cost basis of $89.8 million and recognized a loss of $15.1 million related to investment securities repositioning activities. For the nine months ended  September 30, 2026, the Company sold lower-yielding securities with an amortized cost of $460.3 million and recognized a realized loss of $41.3 million.

The unrealized losses on the remaining AFS securities were primarily attributable to changes in the yield curve and wider liquidity and credit spreads. The issuers have not, to the Company’s knowledge, exhibited any conditions that would indicate a risk of default. Other than the securities sold, the Company expects to recover the amortized cost basis of its AFS securities and has no intent to sell, nor is it more likely than not that it will be required to sell, securities in an unrealized loss position before recovery. Accordingly, no allowance for credit losses was recorded on AFS securities as of  September 30, 2026, and no provision for credit losses was recognized for the quarter.

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

The types of loans in the Company’s Consolidated Balance Sheets as of  September 30, 2026, and  December 31, 2025, were as follows:

	September 30, 2026	December 31, 2025
	($ In thousands)

Commercial loans	$3,945,390	$3,184,556
Construction loans	265,880	337,550
Commercial real estate loans	10,844,794	10,564,744
Residential mortgage loans	5,905,416	5,832,094
Equity lines	227,831	226,444
Installment and other loans	6,550	1,814
Gross loans	$21,195,861	$20,147,202
Allowance for loan losses	(224,190)	(195,911)
Unamortized deferred loan fees, net	(15,523)	(14,903)
Total loans held for investment, net	$20,956,148	$19,936,388

As of  September 30, 2026, and  December 31, 2025, recorded investment in non-accrual loans was $87.3 million and $112.4 million, respectively. For non-accrual loans, the amounts previously charged-off represent 5.0% and 14.4% of the contractual balances for non-accrual loans as of  September 30, 2026, and  December 31, 2025, respectively.

At  September 30, 2026, the Bank pledged $1.27 billion of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $1.17 billion from the Federal Reserve Bank Discount Window at  September 30, 2026.

The following table presents non-accrual loans and the related allowance as of  September 30, 2026, and  December 31, 2025.

	September 30, 2026
	Unpaid Principal Balance	Recorded Investment	Allowance
	($ In thousands)

With no allocated allowance:
Commercial loans	$4,851	$4,764	$—
Commercial real estate loans	55,125	46,483	—
Residential mortgage loans and equity lines	19,923	19,178	—
Subtotal	$79,899	$70,425	$—

With allocated allowance:
Commercial loans	$5,042	$2,424	$1,125
Commercial real estate loans	841	763	9
Residential mortgage loans and equity lines	14,749	13,666	59
Subtotal	$20,632	$16,853	$1,193
Total non-accrual loans	$100,531	$87,278	$1,193

	December 31, 2025
	Unpaid Principal Balance	Recorded Investment	Allowance
	($ In thousands)

With no allocated allowance:
Commercial loans	$25,154	$14,899	$—
Commercial real estate loans	58,213	39,874	—
Residential mortgage loans and equity lines	32,854	31,354	—
Subtotal	$116,221	$86,127	$—

With allocated allowance:
Commercial loans	$6,887	$6,599	$3,409
Commercial real estate loans	24,438	19,637	8,932
Subtotal	$31,325	$26,236	$12,341
Total non-accrual loans	$147,546	$112,363	$12,341

The following tables present the average recorded investment and interest income recognized on non-accrual loans for the period indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2026
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	($ In thousands)

Commercial loans	$7,539	$2	$10,070	$6
Construction loans	2,971	—	1,001	—
Commercial real estate loans	60,919	—	60,951	—
Residential mortgage loans and equity lines	31,557	—	31,690	—
Total non-accrual loans	$102,986	$2	$103,712	$6

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	($ In thousands)

Commercial loans	$45,584	$—	$53,099	$7
Construction loans	—	—	1,804	—
Commercial real estate loans	101,615	—	93,100	—
Residential mortgage loans and equity lines	27,517	—	26,737	—
Total non-accrual loans	$174,716	$—	$174,740	$7

The following tables present the aging of the loan portfolio by type as of  September 30, 2026 and  December 31, 2025:

	September 30, 2026
	Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	($ In thousands)
Type of Loans:
Commercial loans	$19,530	$15,565	$4,994	$7,188	$47,277	$3,898,113	$3,945,390
Construction loans	—	—	—	—	—	265,880	265,880
Commercial real estate loans	3,627	12,939	—	47,246	63,812	10,780,982	10,844,794
Residential mortgage loans and equity lines	—	17,615	—	32,844	50,459	6,082,788	6,133,247
Installment and other loans	—	—	—	—	—	6,550	6,550
Total loans	$23,157	$46,119	$4,994	$87,278	$161,548	$21,034,313	$21,195,861

	December 31, 2025
	Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	($ In thousands)
Type of Loans:
Commercial loans	$13,561	$1,376	$—	$21,498	$36,435	$3,148,121	$3,184,556
Construction loans	—	—	—	—	—	337,550	337,550
Commercial real estate loans	5,062	6,254	1,000	59,511	71,827	10,492,917	10,564,744
Residential mortgage loans and equity lines	31,440	10,861	—	31,354	73,655	5,984,883	6,058,538
Installment and other loans	—	—	—	—	—	1,814	1,814
Total loans	$50,063	$18,491	$1,000	$112,363	$181,917	$19,965,285	$20,147,202

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

The following table presents the amortized cost of loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable, type of concession granted and the financial effects of the modifications for the three and nine months ended September 30, 2026, and  September 30, 2025, by loan class and modification type.  There were  no loan modification activities for the three months ended  September 30, 2026. The tables do not include those modifications that only resulted in an insignificant payment delay.

	Nine Months Ended September 30, 2026					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Reduction in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	($ In thousands)
Loan Type
Commercial loans	$5,511	$37,931	$5,461	$48,903	1.24%	0.00	0.3	0.3
Commercial real estate loans	14,739	—	6,595	21,334	0.20%	1.62	0.7	0.9
Residential mortgage loans	—	—	206	206	0.00%	(0.75)	12.4	0.7
Construction loans	8,637	—	—	8,637	3.25%	1.26	0.4	0.0
Total	$28,887	$37,931	$12,262	$79,080

	Three Months Ended September 30, 2025					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Reduction in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	($ In thousands)
Loan Type
Commercial loans	$2,495	$—	$13,424	$15,919	0.50%	0.00	0.4	0.2
Commercial real estate loans	2,060	—	—	2,060	0.02%	0.00	1.0	0.0
Construction loans	11,197	—	26,140	37,337	10.48%	(0.31)	0.6	0.0
Total	$15,752	$—	$39,564	$55,316

	Nine Months Ended September 30, 2025					Financial Effects of Loan Modifications
	Term Extension	Payment Delay	Combo-Rate Reduction/Term Extension/Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Reduction in Rate	Weighted-Average Term Extension (in Years)	Weighted-Average Payment Deferral (in Years)
	($ In thousands)
Loan Type
Commercial loans	$6,303	$—	$13,424	$19,727	0.61%	0.00	1.1	0.2
Commercial real estate loans	2,060	—	4,014	6,074	0.06%	(0.91)	2.1	0.5
Residential mortgage loans	—	—	217	217	0.00%	0.00	0.0	1.9
Construction loans	11,197	—	26,140	37,337	10.48%	(0.31)	0.6	0.0
Total	$19,560	$—	$43,795	$63,355

The Company considers a loan to be in payment default once it is 90 days contractually past due under the modified terms. The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

There were no loans that received modifications within the twelve months preceding payment default that subsequently defaulted during the three months and nine months ended  September 30, 2026 and  September 30, 2025.

The following table presents the performance of loans that were modified in the twelve months ended  September 30, 2026, and 2025.

	As of September 30, 2026
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	($ In thousands)
Loan Type
Commercial loans	$43,443	$5,460	$—	$48,903
Commercial real estate loans	21,334	—	—	21,334
Residential mortgage loans	206	—	—	206
Construction loans	8,637	—	—	8,637
Total	$73,620	$5,460	$—	$79,080

	As of September 30, 2025
	Current	30–89 Days Past Due	90+ Days Past Due	Total
	($ In thousands)
Loan Type
Commercial loans	$12,227	$7,500	$—	$19,727
Commercial real estate loans	6,074	—	—	6,074
Construction loans	37,337	—	—	37,337
Residential mortgage loans	217	—	—	217
Total	$55,855	$7,500	$—	$63,355

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of  September 30, 2026, there were no commitments to lend additional funds to borrowers experiencing financial difficulty and whose loans were modified.

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

The following table summarizes the Company’s loans held for investment and current year-to-date gross write-offs as of  September 30, 2026, and  December 31, 2025, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification. Revolving Loans that are converted to term loans presented in the table below are excluded from the term loans by vintage year columns.

	Loans Amortized Cost Basis by Origination Year
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	($ In thousands)
Commercial loans
Pass/Watch	$517,548	$376,222	$169,974	$177,681	$149,358	$200,911	$2,216,913	$7,451	$3,816,058
Special Mention	1,547	13,074	3,968	2,094	1,032	3,664	37,435	—	62,814
Substandard	30	11,559	—	12,979	1,888	11,906	23,526	927	62,815
Total	$519,125	$400,855	$173,942	$192,754	$152,278	$216,481	$2,277,874	$8,378	$3,941,687
YTD gross write-offs	$—	$74	$2,232	$309	$2,204	$2,848	$3,308	$—	$10,975
Construction loans
Pass/Watch	$52,643	$109,294	$29,745	$28,464	$—	$24,563	$2,346	$—	$247,055
Substandard	8,114	—	—	4,817	—	3,820	—	—	16,751
Total	$60,757	$109,294	$29,745	$33,281	$—	$28,383	$2,346	$—	$263,806
YTD gross write-offs	$—	$—	$—	$—	$8,810	$—	$—	$—	$8,810
Commercial real estate loans
Pass/Watch	$1,592,518	$1,845,735	$1,138,664	$1,438,120	$1,317,854	$2,688,482	$250,295	$513	$10,272,181
Special Mention	32,672	16,254	34,137	81,108	103,403	51,386	8,600	—	327,560
Substandard	2,424	2,160	36,902	24,576	59,433	111,116	391	—	237,002
Total	$1,627,614	$1,864,149	$1,209,703	$1,543,804	$1,480,690	$2,850,984	$259,286	$513	$10,836,743
YTD gross write-offs	$—	$—	$—	$—	$—	$19,245	$—	$—	$19,245
Residential mortgage loans
Pass/Watch	$827,519	$849,858	$367,606	$774,598	$813,731	$2,218,478	$—	$—	$5,851,790
Special Mention	—	—	—	—	—	1,532	—	—	1,532
Substandard	13	3,840	3,160	6,135	9,794	26,948	—	—	49,890
Total	$827,532	$853,698	$370,766	$780,733	$823,525	$2,246,958	$—	$—	$5,903,212
YTD gross write-offs	$—	$—	$—	$16	$—	$—	$—	$—	$16
Equity lines
Pass/Watch	$—	$—	$—	$—	$—	$—	$211,285	$15,923	$227,208
Substandard	—	—	—	—	—	—	884	248	1,132
Total	$—	$—	$—	$—	$—	$—	$212,169	$16,171	$228,340
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans
Pass/Watch	$5,925	$563	$—	$—	$62	$—	$—	$—	$6,550
Total	$5,925	$563	$—	$—	$62	$—	$—	$—	$6,550
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans	$3,040,953	$3,228,559	$1,784,156	$2,550,572	$2,456,555	$5,342,806	$2,751,675	$25,062	$21,180,338
Total YTD gross write-offs	$—	$74	$2,232	$325	$11,014	$22,093	$3,308	$—	$39,046

	Loans Amortized Cost Basis by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Converted to Term Loans	Total
	($ In thousands)
Commercial loans
Pass/Watch	$384,065	$190,685	$220,174	$154,865	$157,979	$85,858	$1,702,322	$6,269	$2,902,217
Special Mention	—	33,459	—	1,462	5,000	3,875	117,738	—	161,534
Substandard	16,414	2,166	16,962	2,479	2,615	10,443	61,790	1,031	113,900
Doubtful	—	—	—	1,805	—	297	—	—	2,102
Total	$400,479	$226,310	$237,136	$160,611	$165,594	$100,473	$1,881,850	$7,300	$3,179,753
YTD gross write-offs	$—	$175	$715	$2,752	$4,469	$12,503	$12,487	$—	$33,101
Construction loans
Pass/Watch	$86,893	$69,113	$37,801	$68,635	$30,283	$—	$1,298	$—	$294,023
Special Mention	—	—	9,235	—	—	—	—	—	9,235
Substandard	—	—	—	—	26,060	6,636	—	—	32,696
Total	$86,893	$69,113	$47,036	$68,635	$56,343	$6,636	$1,298	$—	$335,954
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate loans
Pass/Watch	$1,909,540	$1,286,856	$1,673,226	$1,442,872	$1,290,175	$2,184,774	$206,139	$—	$9,993,582
Special Mention	29,745	58,491	74,142	113,065	32,074	33,062	22,214	—	362,793
Substandard	2,589	15,069	11,520	26,772	59,915	63,004	1,724	1,208	181,801
Doubtful	—	—	—	—	—	17,843	—	—	17,843
Total	$1,941,874	$1,360,416	$1,758,888	$1,582,709	$1,382,164	$2,298,683	$230,077	$1,208	$10,556,019
YTD gross write-offs	$—	$—	$—	$—	$930	$3,632	$—	$—	$4,562
Residential mortgage loans
Pass/Watch	$980,403	$488,518	$899,547	$905,719	$688,469	$1,826,904	$—	$—	$5,789,560
Special Mention	—	—	—	—	—	1,571	—	—	1,571
Substandard	47	2,140	5,252	7,585	4,764	20,801	—	—	40,589
Total	$980,450	$490,658	$904,799	$913,304	$693,233	$1,849,276	$—	$—	$5,831,720
YTD gross write-offs	$—	$74	$—	$—	$—	$—	$—	$—	$74
Equity lines
Pass/Watch	$—	$—	$—	$—	$—	$—	$209,256	$15,853	$225,109
Substandard	—	—	—	—	—	—	1,494	436	1,930
Total	$—	$—	$—	$—	$—	$—	$210,750	$16,289	$227,039
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans
Pass/Watch	$1,635	$108	$—	$71	$—	$—	$—	$—	$1,814
Total	$1,635	$108	$—	$71	$—	$—	$—	$—	$1,814
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans	$3,411,331	$2,146,605	$2,947,859	$2,725,330	$2,297,334	$4,255,068	$2,323,975	$24,797	$20,132,299
Total YTD gross write-offs	$—	$249	$715	$2,752	$5,399	$16,135	$12,487	$—	$37,737

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

Qualitative Factors

The Company applies qualitative adjustments to reflect factors not fully captured in the quantitative models, including changes in underwriting practices, borrower concentrations, subportfolio growth, competitive dynamics, regulatory developments, and economic uncertainty. Qualitative adjustments also consider emerging risks, model limitations, and credit trends not yet reflected in historical data, as well as collateral value considerations for certain loan types.

The Company’s CECL methodology requires a significant amount of management judgment in determining the appropriate allowance for credit losses. Several of the steps in the methodology are subjective in nature including, among other things:

●	Segmenting the loan portfolio
●	Determining the amount of loss history to consider
●	Evaluating model inputs, assumptions, and data sources
●	Assessing expected prepayment behavior
●	Selecting and weighting the most appropriate reasonable and supportable ("R&S") economic forecast scenario
●	Determining the length and structure of the R&S forecast and reversion periods
●	Estimating expected utilization rates on unfunded loan commitments
●	Assessing relevant and appropriate qualitative factors.

In addition, the CECL methodology is dependent on economic forecasts that are inherently imprecise and subject to change from period to period. Although the allowance for credit losses is considered by management to be appropriate, there can be no assurance that it will be sufficient to absorb future losses.

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

The following tables set forth activity in the allowance for loan losses and allowance for unfunded commitments by portfolio segment for the three and nine months ended September 30, 2026, and  September 30, 2025.

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	($ In thousands)
Allowance for Loan Losses:
June 30, 2026 Ending Balance	$46,374	$15,153	$134,102	$23,260	$7	$218,896
(Reversal)/provision for expected credit losses	(8,099)	5,029	26,751	6,883	16	30,580
Charge-offs	(261)	(8,810)	(17,876)	—	—	(26,947)
Recoveries	1,660	1	—	—	—	1,661
Net recoveries/(charge-offs)	1,399	(8,809)	(17,876)	—	—	(25,286)
September 30, 2026 Ending Balance	$39,674	$11,373	$142,977	$30,143	$23	$224,190

Allowance for unfunded credit commitments:
June 30, 2026 Ending Balance	$11,611	$3,042	$265	$—	$—	$14,918
(Reversal)/provision for expected credit losses	(3,103)	1,117	6	—	—	(1,980)
September 30, 2026 Ending Balance	$8,508	$4,159	$271	$—	$—	$12,938

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	($ In thousands)
Allowance for Loan Losses:
June 30, 2025 Ending Balance	$40,842	$5,434	$106,773	$20,465	$17	$173,531
Provision/(reversal) for expected credit losses	13,855	966	11,054	2,892	(5)	28,762
Charge-offs	(16,173)	—	(314)	—	—	(16,487)
Recoveries	547	5	285	4	—	841
Net (charge-offs)/recoveries	(15,626)	5	(29)	4	—	(15,646)
September 30, 2025 Ending Balance	$39,071	$6,405	$117,798	$23,361	$12	$186,647

Allowance for unfunded credit commitments:
June 30, 2025 Ending Balance	$7,590	$2,248	$54	$—	$—	$9,892
(Reversal)/provision for expected credit losses	(872)	698	143	—	—	(31)
September 30, 2025 Ending Balance	$6,718	$2,946	$197	$—	$—	$9,861

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	($ In thousands)
Allowance for Loan Losses:
December 31, 2025 Ending Balance	$39,123	$6,475	$125,665	$24,641	$7	$195,911
Provision for expected credit losses	4,082	13,707	34,255	5,476	16	57,536
Charge-offs	(10,975)	(8,810)	(19,245)	(16)	—	(39,046)
Recoveries	7,444	1	2,302	42	—	9,789
Net (charge-offs)/recoveries	(3,531)	(8,809)	(16,943)	26	—	(29,257)
September 30, 2026 Ending Balance	$39,674	$11,373	$142,977	$30,143	$23	$224,190

Allowance for unfunded credit commitments:
December 31, 2025 Ending Balance	$9,067	$3,095	$279	$—	$—	$12,441
(Reversal)/provision for expected credit losses	(559)	1,064	(8)	—	—	497
September 30, 2026 Ending Balance	$8,508	$4,159	$271	$—	$—	$12,938

				Residential
			Commercial	Mortgage Loans	Installment
	Commercial	Construction	Real Estate	and	and Other
	Loans	Loans	Loans	Equity Lines	Loans	Total
	($ In thousands)
Allowance for Loan Losses:
December 31, 2024 Ending Balance	$57,796	$8,185	$79,597	$16,181	$6	$161,765
Provision/(reversal) for expected credit losses	7,897	(1,786)	41,889	7,240	6	55,246
Charge-offs	(27,634)	—	(4,153)	(74)	—	(31,861)
Recoveries	1,012	6	465	14	—	1,497
Net (charge-offs)/recoveries	(26,622)	6	(3,688)	(60)	—	(30,364)
September 30, 2025 Ending Balance	$39,071	$6,405	$117,798	$23,361	$12	$186,647

Allowance for unfunded credit commitments:
December 31, 2024 Ending Balance	$7,780	$1,896	$—	$—	$—	$9,676
(Reversal)/provision for expected credit losses	(1,062)	1,050	197	—	—	185
September 30, 2025 Ending Balance	$6,718	$2,946	$197	$—	$—	$9,861

During the nine months ended  September 30, 2026, the Company transferred $24.6 million in commercial loans held for investment to loans held for sale. Loans transferred to held-for-sale are recorded at the lower of cost or fair value at the time of transfer, with any write-down recognized through the allowance for credit losses. During the nine months ended  September 30, 2026, the Company sold $11.0 million in commercial loans held for sale.

6. Equity Securities

As of  September 30, 2026, and December 31, 2025, equity securities had a carrying value of $116.9 million and $51.9 million, including certain equity securities with a fair value of $27.2 million and $32.8 million, respectively, which are valued using quoted prices in active markets. The remaining balance of equity securities consists of investments in private investment funds, which are accounted for under the equity method. The Company recognized an unrealized net gain of $36.1 million during the three months ended  September 30, 2026, compared to an unrealized net gain of $3.3 million for the three months ended  September 30, 2025. The Company recognized an unrealized net gain of $65.0 million for the nine months ending  September 30, 2026, compared to an unrealized net loss of $2.3 million for the nine months ending  September 30, 2025. The $67.3 million increase in unrealized gain was primarily due to an increase in the value of an investment in a private investment fund during the nine months ending  September 30, 2026, when compared to the nine months ending  September 30, 2025.

7. Goodwill and Other Intangible Assets

Goodwill

Total goodwill was $375.7 million as of  September 30, 2026, and remains unchanged compared to  December 31, 2025. The Company completed its annual goodwill impairment testing and concluded that goodwill was not impaired as of  December 31, 2025. Management has identified no interim events or changes in circumstances that would indicate potential impairment.

Core Deposit Intangibles

The following table presents the carrying amounts and accumulated amortization of core deposits intangible assets as of  September 30, 2026, and  December 31, 2025:

	September 30, 2026	December 31, 2025
	($ In thousands)
Beginning balance	$7,936	$7,936
Accumulated amortization	(6,589)	(5,936)
Ending balance	$1,347	$2,000

There were no impairment write-downs included in amortization of core deposit intangibles for the three and nine months ended  September 30, 2026, and  September 30, 2025.

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $218 thousand and $229 thousand for the three months ended  September 30, 2026, and 2025, respectively.  The amortization expense related to the core deposit intangible assets was $653 thousand and $729 thousand for the nine months ended  September 30, 2026, and 2025, respectively.

The following table presents the estimated aggregate amortization expense of core deposit intangibles for each of the remaining years:

Amount
($ In thousands)
2026	$218
2027	622
2028	507
Total	$1,347

8. Borrowed Funds

Borrowings from the Federal Home Loan Bank (“FHLB”) – There were $200.0 million of outstanding over-night borrowings from the FHLB as of  September 30, 2026, and no over-night borrowing from the FHLB as of  December 31, 2025. Total advance from the FHLB was $200.0 million at a weighted average rate of 4.42% as of  September 30, 2026, and there was no advance from the FHLB as of  December 31, 2025. Our unused borrowing capacity from the FHLB as of  September 30, 2026, and  December 31, 2025, was $7.02 billion and $7.89 billion, respectively, and unpledged securities at  September 30, 2026, and  December 31, 2025, was $1.57 billion and $1.64 billion, respectively.

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

As of September 30, 2026, the Company completed the redemption of  $54.1 million of Trust Preferred Securities ("TruPS"), issued by three of the Company's statutory business trusts and extinguished the related Junior Subordinated Notes. There was no gain or loss on the extinguishment of the Junior Subordinated Notes, as the reacquisition price equaled the carrying amount.

At  September 30, 2026, Junior Subordinated Notes totaled $65.0 million with a weighted average interest rate of 6.21%, compared to $119.1 million with a weighted average rate of 6.76% at  December 31, 2025. The Junior Subordinated Notes have a stated maturity term of 30 years.

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

The Company’s unfunded commitments related to investments in qualified affordable housing were $86.7 million and $89.3 million as of  September 30, 2026, and  December 31, 2025, respectively.

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

As of  September 30, 2026 and December 31, 2025, commitments to extend credit of $4.20 billion and $3.81 billion include commitments to fund fixed rate loans of $54.4 million and $48.4 million and adjustable-rate loans of $4.15 billion and $3.76 billion, respectively.

10. Stockholders’ Equity

Total stockholders' equity was $3.06 billion as of  September 30, 2026, an increase of $131.4 million from $2.93 billion as of  December 31, 2025. The increase primarily reflected net income of $274.3 million, other comprehensive income of $5.9 million, stock-based compensation of $5.8 million, proceeds from dividend reinvestment of $2.0 million, and stock issued to directors of $0.9 million, partially offset by purchase of treasury stock of $77.5 million, common stock cash dividends of $76.1 million, and shares withheld related to net share settlement of RSUs of $3.9 million.

Activity in accumulated other comprehensive income/(loss), net of tax, and reclassification out of accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2026, and  September 30, 2025, was as follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Pre-tax	Tax expense (benefit)	Net-of-tax	Pre-tax	Tax expense (benefit)	Net-of-tax
	($ In thousands)
Beginning balance, loss, net of tax
Securities AFS			$(38,314)			$(69,222)
Total			$(38,314)			$(69,222)

Net unrealized (losses)/gains on AFS securities arising during the period	(29,539)	(8,732)	(20,807)	13,521	3,997	9,524

Reclassification adjustment for net losses on AFS securities in net income	15,084	4,459	10,625	-	-	-

Ending balance, loss, net of tax
Securities AFS			$(48,496)			$(59,698)
Total			$(48,496)			$(59,698)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Pre-tax	Tax expense (benefit)	Net-of-tax	Pre-tax	Tax expense/ (benefit)	Net-of-tax
	($ In thousands)
Beginning balance, loss, net of tax
Securities AFS			$(54,400)			$(85,607)
Total			$(54,400)			$(85,607)

Net unrealized (losses)/ gains on AFS securities arising during the period	(32,941)	(9,737)	(23,204)	$36,782	$10,873	$25,909

Reclassification adjustment for net losses on AFS securities in net income	41,323	12,215	29,108	-	-	-

Ending balance, loss, net of tax
Securities AFS			$(48,496)			$(59,698)
Total			$(48,496)			$(59,698)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ In thousands, except share and per share data)	2026	2025	2026	2025

Net income	$95,174	$77,651	$274,269	$224,607

Weighted-average shares:
Basic weighted-average number of common shares outstanding	66,499,705	68,727,390	66,832,009	69,692,964
Dilutive effect of weighted-average outstanding common share equivalents:
RSUs	261,692	263,258	299,361	253,913
Diluted weighted-average number of common shares outstanding	66,761,397	68,990,648	67,131,370	69,946,877

Average restricted stock units with anti-dilutive effect	—	546	2,118	16,387
Earnings per common share:
Basic	$1.43	$1.13	$4.10	$3.22
Diluted	$1.43	$1.13	$4.09	$3.21

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

The following table presents RSU activity during the nine months ended September 30, 2026:

	Time-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2025	210,701	$36.00	313,031	$33.28
Granted	55,011	61.41	74,219	61.11
Vested	(73,930)	38.56	(111,815)	38.41
Forfeited	(18,378)	44.66	—	—
Balance at September 30, 2026	173,404	$42.05	275,435	$38.70

The compensation expense recorded for RSUs was $1.9 million and $2.0 million for the three months ended  September 30, 2026, and 2025, respectively. For the nine months ended  September 30, 2026, and 2025, the compensation expense recorded for RSUs was $5.8 million and $4.7 million, respectively. Unrecognized stock-based compensation expense related to RSUs was $10.9 million and $11.4 million as of  September 30, 2026, and 2025, respectively. As of  September 30, 2026, these costs are expected to be recognized over the next 1.9 years for time-based and performance-based RSUs.

As of  September 30, 2026, 2,722,817 shares were available for future grants under the Company’s 2005 Incentive Plan, as amended and restated.

13. Income Taxes

The effective tax rate for the first nine months of 2026 was 21.9% compared to 18.8% for the first nine months of 2025. The effective tax rate for the first nine months of 2026 and 2025 includes the impact of low-income housing tax credits.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of  September 30, 2026, and  December 31, 2025:

	September 30, 2026
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	($ In thousands)
Assets
Securities AFS
U.S. Treasury securities	$924,647	$—	$—	$924,647
U.S. government agency entities	—	578	—	578
Mortgage-backed securities	—	634,617	—	634,617
Collateralized mortgage obligations	—	4,209	—	4,209
Corporate debt securities	—	24,985	—	24,985
Total securities AFS	924,647	664,389	—	1,589,036

Equity securities
Mutual funds	8,304	—	—	8,304
Preferred stock of government sponsored entities	4,361	—	—	4,361
Other equity securities	14,581	—	—	14,581
Total equity securities	27,246	—	—	27,246

Interest rate swaps	—	40,142	—	40,142
Foreign exchange contracts	—	247	—	247
Total assets	$951,893	$704,778	$—	$1,656,671

Liabilities
Interest rate swaps	$—	$36,243	$—	$36,243
Foreign exchange contracts	—	178	—	178
Total liabilities	$—	$36,421	$—	$36,421

	December 31, 2025
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3	Measurements
	($ In thousands)
Assets
Securities AFS
U.S. Treasury securities	$828,193	$—	$—	$828,193
U.S. government agency entities	—	5,822	—	5,822
U.S. government sponsored entities	—	25,011	—	25,011
Mortgage-backed securities	—	629,437	—	629,437
Collateralized mortgage obligations	—	22,748	—	22,748
Corporate debt securities	—	147,012	—	147,012
Total securities AFS	828,193	830,030	—	1,658,223

Equity securities
Mutual funds	8,691	—	—	8,691
Preferred stock of government sponsored entities	9,364	—	—	9,364
Other equity securities	14,699	—	—	14,699
Total equity securities	32,754	—	—	32,754

Interest rate swaps	—	26,472	—	26,472
Foreign exchange contracts	—	211	—	211
Total assets	$860,947	$856,713	$—	$1,717,660

Liabilities
Interest rate swaps	$—	$28,917	$—	$28,917
Foreign exchange contracts	—	73	—	73
Total liabilities	$—	$28,990	$—	$28,990

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

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the Consolidated Balance Sheets as of  September 30, 2026, and  December 31, 2025, the following tables set forth the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of  September 30, 2026, and  December 31, 2025, and the total losses for the periods indicated:

	As of September 30, 2026				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Three Months Ended		For the Nine Months Ended
	Level 1	Level 2	Level 3	Measurements	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ In thousands)
Assets
Non-accrual loans by type:
Commercial loans	$—	$—	$23	$23	$—	$9,028	$—	$9,115
Commercial real estate loans	—	—	11,281	11,281	—	314	971	4,153
Residential mortgage loans and equity lines	—	—	199	199	—	—	—	—
Total non-accrual loans	—	—	11,503	11,503	—	9,342	971	13,268
Other real estate owned (1)	—	—	29,759	29,759	—	—	—	—
Investments in venture capital	—	—	84	84	—	—	—	—
Total assets	$—	$—	$41,346	$41,346	$—	$9,342	$971	$13,268

(1) Other real estate owned balance of $26.9 million in the Consolidated Balance Sheets is net of estimated disposal costs.

	As of December 31, 2025				Total Losses
	Fair Value Measurements Using			Total Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Measurements	December 31, 2025	December 31, 2024
	($ In thousands)
Assets
Non-accrual loans by type:
Commercial loans	$—	$—	$1,030	$1,030	$6,395	$5,654
Commercial real estate loans	—	—	28,356	28,356	4,562	4,049
Residential mortgage loans and equity lines	—	—	217	217	—	59
Total non-accrual loans	—	—	29,603	29,603	10,957	9,762
Other real estate owned (1)	—	—	32,356	32,356	—	—
Other equity securities	—	—	1,539	1,539	—	—
Investments in venture capital	—	—	84	84	2	147
Total assets	$—	$—	$63,582	$63,582	$10,959	$9,909

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

The following table sets forth the carrying and notional amounts and estimated fair value of financial instruments as of  September 30, 2026, and  December 31, 2025:

	September 30, 2026		December 31, 2025
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	($ In thousands)
Financial Assets
Cash and due from banks	$131,044	$131,044	$146,320	$146,320
Short-term investments	1,576,961	1,576,961	1,278,089	1,278,089
Securities AFS	1,589,036	1,589,036	1,658,223	1,658,223
Loans held for sale	13,597	13,597	—	—
Loans held for investment, net	20,956,148	20,951,223	19,936,388	20,516,176
Equity securities	116,907	116,907	51,886	51,886
Investment in Federal Home Loan Bank stock	17,250	17,250	17,250	17,250

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$162,570	$247	$176,037	$211
Interest rate swaps	1,320,277	40,142	1,113,823	26,472

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$21,834,988	$21,793,721	$20,894,167	$20,884,386
Advances from Federal Home Loan Bank	200,000	200,723	—	—
Long-term debt	65,011	41,802	119,136	79,818

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Foreign exchange contracts	$31,334	$178	$37,991	$73
Interest rate swaps	1,476,632	36,243	1,590,384	28,917

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$4,199,716	$(23,542)	$3,809,999	$(21,357)
Standby letters of credit	421,202	(2,298)	536,745	(2,971)
Other letters of credit	6,050	(7)	4,442	(5)

The following tables set forth the level in the fair value hierarchy for the estimated fair values of financial instruments as of  September 30, 2026, and  December 31, 2025, excluding financial instruments recorded at fair value on a recurring basis already presented in other tables in this note:

	As of September 30, 2026
	Fair Value	Level 1	Level 2	Level 3
	($ In thousands)
Financial Assets
Cash and due from banks	$131,044	$131,044	$—	$—
Short-term investments	1,576,961	1,576,961	—	—
Loans held for investment, net	20,951,223	—	—	20,951,223
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Financial Liabilities
Deposits	21,793,721	—	—	21,793,721
Advances from Federal Home Loan Bank	200,723	—	200,723	—
Long-term debt	41,802	—	41,802	—

	As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
	($ In thousands)
Financial Assets
Cash and due from banks	$146,320	$146,320	$—	$—
Short-term investments	1,278,089	1,278,089	—	—
Loans held for investment, net	20,516,176	—	—	20,516,176
Equity securities	1,539	—	—	1,539
Investment in Federal Home Loan Bank stock	17,250	—	17,250	—
Financial Liabilities
Deposits	20,884,386	—	—	20,884,386
Long-term debt	79,818	—	79,818	—

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

As of  September 30, 2026, and  December 31, 2025, the Company had outstanding customer and offsetting dealer interest rate derivative contracts with a notional amount of $1.12 billion and $1.02 billion, respectively, fair values of $36.0 million and $24.0 million, respectively. As of  September 30, 2026, and  December 31, 2025, no customer swap transactions were cleared through a CCP.

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

The notional amount and fair value of the Company’s derivative financial instruments not designated as hedging instruments as of  September 30, 2026, and  December 31, 2025, not including interest rate swaps cleared through the CCP, were as follows:

Derivative financial instruments not designated as hedging instruments:	September 30, 2026	December 31, 2025
	($ In thousands)
Notional amounts:
Forward, and swap contracts with positive fair value	$1,278,782	$1,194,638
Forward, and swap contracts with negative fair value	$1,147,546	$1,056,592
Fair value:
Forward, and swap contracts with positive fair value	$36,224	$24,199
Forward, and swap contracts with negative fair value	$(36,156)	$(24,061)

Fair Value Hedges of Individual Loans

As of  September 30, 2026, the Bank’s outstanding fair value interest rate swap contracts matched to individual fixed-rate commercial real estate loans with a notional amount of $46.2 million and a fair value of $1.9 million. These swaps are designated as fair value hedges of changes in the fair value of the underlying loans attributable to interest rate movements. The swaps amortize in line with the contractual amortization of the hedged loans and permit prepayments with the same prepayment penalty terms as the related loans. Hedge ineffectiveness for these relationships was not significant for the periods presented.

Last‑of‑Layer (Portfolio Layer) Fair Value Hedges

The Company has designated $476.7 million of notional amount as a last-of layer fair value hedge of closed pools of fixed-rate loans with an aggregate notional value of $681.9 million as of  September 30, 2026. The loans included in the closed portfolio are expected to retain sufficient principal such that the hedged layer is not affected by prepayments, defaults, or other factors under the last‑of‑layer method.

The Company uses pay‑fixed, receive 1‑Month Term SOFR interest rate swaps to hedge the designated last‑of‑layer portion of the loan pools. As of  September 30, 2026, the hedged last‑of‑layer tranche had a fair value loss basis adjustment of $215.0 thousand. These swaps convert the hedged layer into a floating‑rate exposure. The Company’s objective in these hedging relationships is to reduce exposure to changes in fair value attributable to interest rate movements.

The notional amount and net unrealized loss of the Company’s fair value derivative financial instruments as of  September 30, 2026, and  December 31, 2025, were as follows:

	September 30, 2026	December 31, 2025
	($ In thousands)
Fair value swap hedges:
Notional	$522,904	$625,222
Weighted average fixed rate-pay	4.15%	4.06%
Weighted average variable rate spread	0.18%	0.19%
Weighted average variable rate-receive	3.87%	4.41%

Net gain/(loss)(1)	$3,191	$(2,417)
(1) the amount is included in other non-interest income.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Periodic net settlement of swaps (1)	$(507)	$510	$(1,606)	$2,844
(1) the amount of periodic net settlement of interest rate swaps was included in interest income.

Included in the total notional amount of $522.9 million of the fair value interest rate contracts entered into with financial counterparties as of  September 30, 2026, was $470.0 million of interest rate swaps cleared through the CCP. Applying variation margin payments as settlement to CCP cleared derivative transactions resulted in a reduction in derivative asset fair values of $1.8 million as of  September 30, 2026.

As of  September 30, 2026, and  December 31, 2025, the Company had $39.7 million and $12.1 million, respectively, as cash margin that serves as collateral on deposits in a cash margin account for interest rate swaps. Of the balances held in the cash margin account $1.2 million and $4.3 million are restricted as of  September 30, 2026, and  December 31, 2025, respectively.

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

Financial instruments that are eligible for offset in the Consolidated Balance Sheets, as of  September 30, 2026, and  December 31, 2025, are set forth in the following table:

				Gross Amounts Not
				Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
	($ In thousands)
September 30, 2026
Assets:
Derivatives	$40,142	$37,136	$3,006	$—	$1,655	$1,351

Liabilities:
Derivatives	$36,243	$—	$36,243	$—	$—	$36,243

December 31, 2025
Assets:
Derivatives	$26,472	$6,089	$20,383	$—	$1,409	$18,974

Liabilities:
Derivatives	$28,917	$—	$28,917	$—	$—	$28,917

17. Revenue from Contracts with Clients

The following is a summary of revenue from contracts with clients that are in-scope and not in-scope under ASC Topic 606:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ In thousands)
Non-interest income, in-scope:
Fees and service charges on deposit accounts	$2,762	$2,681	$8,077	$7,726
Wealth management fees	6,623	6,219	21,645	17,324
Other service fees(1)	4,865	5,648	14,943	14,890
Total in-scope non-interest income	14,250	14,548	44,665	39,940

Non-interest gain, not in-scope(2)	28,520	6,473	40,169	7,676
Total non-interest income	$42,770	$21,021	$84,834	$47,616

(1) Other service fees comprise of fees related to letters of credit, wire fees, fees on foreign exchange transactions and other immaterial individual revenue streams.
(2) Noninterest income outside the scope of ASC 606 primarily consists of interest-rate swap income, net gains and losses on equity securities and other miscellaneous income.

The major revenue streams by fee type that are within the scope of ASC Topic 606 presented in the above table are described in additional detail below:

Fees and Services Charges on Deposit Accounts

Fees and service charges on deposit accounts include charges for analysis, overdraft, cash checking, ATM, and safe deposit activities executed by our deposit clients, as well as interchange income earned through card payment networks for the acceptance of card-based transactions. Fees earned from our deposit clients are governed by contracts that provide for overall custody and access to deposited funds and other related services and can be terminated at will by either party. Fees and service charges on deposit accounts are recognized when the performance obligations are met.

Wealth Management Fees

The Company employs financial consultants to provide investment planning services for clients including wealth management services, asset allocation strategies, portfolio analysis and monitoring, investment strategies, and risk management strategies. The fees the Company earns are variable and are recognized over the period in which the related services are performed, based on transaction details received from the third-party broker-dealer.

Practical Expedients and Exemptions

The Company applies the practical expedient and exemptions in ASC 606-10-50-14 and does not disclose the transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations. The Company’s contracts with customers generally have an original expected duration of one year or less, are open-ended arrangements that may be terminated by either party upon notice of less than one year or qualify for the practical expedient because the Company recognizes revenue in the amount to which it has a right to invoice for services performed.

In addition, given the short-term nature of the contracts, the Company applies the practical expedient in ASC 606-10-32-18 and does not adjust the consideration for a significant financing component when, at contract inception, the period between transfer of the applicable service and customer payment is expected to be one year or less.

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

During the third quarter, we repurchased 800,594 common shares at an average cost of $62.81 per share, for a total of $50.7 million.

19. Subsequent Events

The Company has evaluated the effect of events that have occurred subsequent to  September 30, 2026, through the date of issuance of the Consolidated Financial Statements, and, based on such evaluation, the Company believes that there have been no material events during such period that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

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

Quarterly Statement of Operations Review

Financial Performance

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ In millions, except per share and ratio data)
Net income	$95.2	$77.7	$274.3	$224.6
Basic earnings per common share	$1.43	$1.13	$4.10	$3.22
Diluted earnings per common share	$1.43	$1.13	$4.09	$3.21
Return on average assets	1.51%	1.29%	1.50%	1.28%
Return on average total stockholders' equity	12.28%	10.60%	12.13%	10.39%
Efficiency ratio	40.60%	41.84%	40.82%	44.18%

Net Income

Net income for the three months ended September 30, 2026, was $95.2 million, an increase of $17.5 million, or 22.5% compared to net income of $77.7 million for the same period in 2025. Diluted earnings per share for the three months ended September 30, 2026, was $1.43 per share compared to $1.13 per share for the same period in 2025.

Return on average stockholders’ equity was 12.28% and return on average assets was 1.51% for the three months ended September 30, 2026, compared to a return on average stockholders’ equity of 10.60% and a return on average assets of 1.29% for the same period in 2025.

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $22.3 million, or 11.8%, to $211.9 million during the third quarter of 2026, compared to $189.6 million during the same quarter in 2025. The increase was primarily due to higher interest income from loans and investment securities and lower interest expense on deposits and advances from the FHLB.

The net interest margin was 3.52% for the third quarter of 2026 compared to 3.31% for the third quarter of 2025.

For the third quarter of 2026, the yield on average interest-earning assets was 5.74%, the cost of funds on average interest-bearing liabilities was 2.93%, and the average cost of interest-bearing deposits was 2.91%. In comparison, for the third quarter of 2025, the yield on average interest-earning assets was 5.84%, the cost of funds on average interest-bearing liabilities was 3.32%, and the average cost of interest-bearing deposits was 3.28%. The decrease in the cost on average interest-bearing liabilities was primarily attributable to lower interest rates paid on deposits. The decrease in the yield on average interest-earning assets primarily reflected lower interest rates earned on loans, partially offset by higher interest rates earned on investment securities and higher dividend income from FHLB stock. The net interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, was 2.81% for the quarter ended September 30, 2026, compared to 2.52% for the same quarter in 2025.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields earned on those assets and rates paid on those liabilities for the three months ended September 30, 2026, and 2025. The average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Three Months Ended September 30,
	2026			2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	($ In thousands)
Interest-earning assets:
Total loans (1)	$20,891,868	$317,189	6.02%	$19,951,853	$308,945	6.14%
Investment securities	1,651,113	15,086	3.62	1,634,248	12,690	3.08
Federal Home Loan Bank stock	17,250	658	15.13	17,250	376	8.65
Deposits with banks	1,310,565	12,219	3.70	1,113,274	12,184	4.34
Total interest-earning assets	23,870,796	345,152	5.74	22,716,625	334,195	5.84
Non-interest earning assets:
Cash and due from banks	134,872			163,891
Other non-earning assets	1,178,044			1,150,545
Total non-interest earning assets	1,312,916			1,314,436
Less: Allowance for loan losses	(223,148)			(172,958)
Deferred loan fees	(15,320)			(14,723)
Total assets	$24,945,244			$23,843,380

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,608,725	$10,894	1.66%	$2,189,376	$9,369	1.70%
Money market accounts	4,065,916	31,517	3.08	3,556,374	30,792	3.44
Savings accounts	1,503,628	5,458	1.44	1,419,953	6,139	1.72
Time deposits	9,660,600	83,001	3.41	9,698,744	93,087	3.81
Total interest-bearing deposits	17,838,869	130,870	2.91	16,864,447	139,387	3.28

Other borrowings	71,414	596	3.32	295,892	3,178	4.26
Long-term debt	115,634	1,808	6.20	119,136	2,043	6.80
Total interest-bearing liabilities	18,025,917	133,274	2.93	17,279,475	144,608	3.32

Non-interest bearing liabilities:
Demand deposits	3,569,978			3,384,141
Other liabilities	275,086			272,168
Total equity	3,074,263			2,907,596
Total liabilities and equity	$24,945,244			$23,843,380

Net interest spread			2.81%			2.52%
Net interest income		$211,878			$189,587
Net interest margin			3.52%			3.31%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the three months ended September 30, 2026 and 2025:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Three Months Ended September 30,
	2026-2025
	Increase/(Decrease) in
	Net Interest Income Due to
	Changes in Volume	Changes in Rate	Total Change
	($ In thousands)
Interest-earning assets:
Loans	$14,285	$(6,041)	$8,244
Investment securities	132	2,264	2,396
Federal Home Loan Bank stock	—	282	282
Deposits with other banks	1,969	(1,934)	35
Total changes in interest income	16,386	(5,429)	10,957

Interest-bearing liabilities:
Interest-bearing demand accounts	1,754	(228)	1,526
Money market accounts	4,114	(3,390)	724
Savings accounts	342	(1,023)	(681)
Time deposits	(365)	(9,721)	(10,086)
Other borrowed funds	(1,999)	(583)	(2,582)
Long-term debt	(58)	(177)	(235)
Total changes in interest expense	3,788	(15,122)	(11,334)

Changes in net interest income	$12,598	$9,693	$22,291

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Provision for credit losses

The Company recorded a provision for credit losses of $28.6 million in the third quarter of 2026 compared to $28.7 million in the third quarter of 2025. As of September 30, 2026, the allowance for loan losses increased $28.3 million to $224.2 million, or 1.06% of total loans compared to $195.9 million, or 0.97% of total loans as of December 31, 2025.

The following table sets forth the charge-offs and recoveries for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ In thousands)
Charge-offs:
Commercial loans	$261	$16,173	$10,975	$27,634
Construction loans	8,810	—	8,810	—
Real estate loans (1)	17,876	314	19,261	4,227
Total charge-offs	26,947	16,487	39,046	31,861
Recoveries:
Commercial loans	1,660	547	7,444	1,012
Construction loans	1	5	1	6
Real estate loans (1)	—	289	2,344	479
Total recoveries	1,661	841	9,789	1,497
Net charge-offs	$25,286	$15,646	$29,257	$30,364

(1) Real estate loans include commercial real estate loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), wealth management fees, and other sources of fee income, was $42.8 million for the third quarter of 2026, an increase of $21.8 million, or 103.8%, compared to $21.0 million for the third quarter of 2025. The increase was primarily driven by a $32.8 million increase in net gains from equity securities, a $3.1 million benefit from the redemption of TruPS and a $0.4 million increase in wealth management fees, partially offset by a $15.1 million net loss on the sale of available-for-sale investment securities related to investment securities repositioning activities.

Non-Interest Expense

Non-interest expense was $103.4 million for the third quarter of 2026, an increase of $15.3 million, or 17.4% compared to $88.1 million for the third quarter of 2025. The increase was primarily attributable to an $8.0 million charitable contribution to the Cathay Bank Foundation, a $5.4 million contract termination fee, a $4.8 million increase in salaries and employee benefits, a $1.5 million increase in computer and equipment expenses, and a $1.5 million increase in other real estate owned expense, partially offset by a $5.7 million decrease in amortization expense of investments in low-income housing. The efficiency ratio was 40.60% in the third quarter of 2026 compared to 41.84% for the same quarter in 2025.

Income Taxes

The effective tax rate for the third quarter of 2026 was 22.4% compared to 17.2% for the third quarter of 2025, primarily due to the higher pre-tax income in the third quarter of 2026. The effective tax rate for the third quarter of 2026 and 2025 includes the impact of low-income housing tax credits.

Year-to-Date Statement of Operations Review

Net Income

Net income for the nine months ended September 30, 2026, was $274.3 million, an increase of $49.7 million, or 22.1% compared to net income of $224.6 million for the same period in 2025. Diluted earnings per share for the nine months ended September 30, 2026, was $4.09 per share compared to $3.21 per share for the same period in 2025.

Return on average stockholders’ equity was 12.13% and return on average assets was 1.50% for the nine months ended September 30, 2026, compared to a return on average stockholders’ equity of 10.39% and a return on average assets of 1.28% for the same period in 2025.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields earned on those assets and rates paid on those liabilities for the nine months ended September 30, 2026, and 2025. The average outstanding amounts included in the table are daily averages.

	Interest-Earning Assets and Interest-Bearing Liabilities
	Nine Months Ended September 30,
	2026			2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
	($ In thousands)
Interest-earning assets:
Total loans (1)	$20,453,313	$918,294	6.00%	$19,593,553	$899,786	6.14%
Investment securities	1,675,273	42,489	3.39	1,572,074	38,459	3.27
Federal Home Loan Bank stock	17,250	1,785	13.83	17,250	1,128	8.74
Interest-bearing deposits	1,202,938	32,947	3.66	1,139,060	37,135	4.36
Total interest-earning assets	23,348,774	995,515	5.70	22,321,937	976,508	5.85
Non-interest earning assets:
Cash and due from banks	144,001			166,859
Other non-earning assets	1,153,945			1,156,304
Total non-interest earning assets	1,297,946			1,323,163
Less: Allowance for loan losses	(210,269)			(169,464)
Deferred loan fees	(14,809)			(12,837)
Total assets	$24,421,642			$23,462,799

Interest-bearing liabilities:
Interest-bearing demand accounts	$2,482,097	$28,352	1.53%	$2,155,336	$27,321	1.69%
Money market accounts	3,825,022	86,767	3.03	3,468,421	89,062	3.43
Savings accounts	1,509,852	16,686	1.48	1,351,352	16,721	1.65
Time deposits	9,616,901	248,054	3.45	9,658,300	283,517	3.92
Total interest-bearing deposits	17,433,872	379,859	2.91	16,633,409	416,621	3.35

Other borrowings	124,401	3,235	3.48	204,953	6,348	4.14
Long-term debt	117,956	5,478	6.21	119,136	6,092	6.84
Total interest-bearing liabilities	17,676,229	388,572	2.94	16,957,498	429,061	3.38

Non-interest bearing liabilities:
Demand deposits	3,459,809			3,340,530
Other liabilities	261,996			274,190
Total equity	3,023,608			2,890,581
Total liabilities and equity	$24,421,642			$23,462,799

Net interest spread			2.76%			2.47%
Net interest income		$606,943			$547,447
Net interest margin			3.48%			3.28%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the nine months ended September 30, 2026 and 2025:

Taxable-Equivalent Net Interest Income — Changes Due to Volume and Rate(1)
	Nine Months Ended September 30,
	2026-2025
	Increase/(Decrease) in
	Net Interest Income Due to
	Changes in Volume	Changes in Rate	Total Change
	($ In thousands)
Interest-earning assets:
Loans	$38,971	$(20,463)	$18,508
Investment securities	2,584	1,446	4,030
Federal Home Loan Bank stock	—	657	657
Deposits with other banks	2,005	(6,193)	(4,188)
Total changes in interest income	43,560	(24,553)	19,007

Interest-bearing liabilities:
Interest-bearing demand accounts	3,904	(2,872)	1,032
Money market accounts	8,683	(10,979)	(2,296)
Savings accounts	1,857	(1,892)	(35)
Time deposits	(1,211)	(34,252)	(35,463)
Other borrowed funds	(2,212)	(901)	(3,113)
Long-term debt	(60)	(554)	(614)
Total changes in interest expense	10,961	(51,450)	(40,489)

Changes in net interest income	$32,599	$26,897	$59,496

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

Balance Sheet Review

Assets

Total assets were $25.57 billion as of September 30, 2026, an increase of $1.34 billion, or 5.5%, from $24.23 billion as of December 31, 2025.

Securities Available-for-Sale

The carrying value of our securities available-for-sale (“AFS”) portfolio was $1.59 billion as of September 30, 2026, a decrease of  $69.2 million from $1.66 billion as of December 31, 2025. The decrease primarily reflected reductions of $122.0 million in corporate securities, $25.0 million in government sponsored entities securities and $18.5 million in collateralized mortgage obligations, partially offset by a $96.5 million increase in U.S. Treasury securities during the nine months ended September 30, 2026. AFS securities represented 6.2%  and 6.8% of total assets as of  September 30, 2026, and December 31, 2025, respectively.

The portfolio continues to be concentrated in U.S. government-backed securities, with more than 90% of the AFS investment portfolio invested in U.S. Treasuries and agency mortgage-backed securities issued by Fannie Mae and Freddie Mac with the remainder held in investment-grade securities. There was no allowance for credit losses provided against the AFS investment securities as of both September 30, 2026, and December 31, 2025. Additionally, there were no credit losses recognized in earnings during the nine months ended September 30, 2026, and 2025.

The Company actively manages the investment portfolio in the context of asset/liability objectives, interest rate risk, and market conditions. These evaluations may result in changes to portfolio size, composition, or hedging strategies, including adjustments to the mix of securities classified as AFS.

During the quarter, the Company recorded a $15.1 million loss related to its decision to sell certain AFS investment securities as part of a portfolio repositioning initiative designed to improve yield while maintaining the portfolio’s overall duration and credit quality. These securities, with an amortized cost basis of $89.8 million, were sold in September 2026, resulting in a realized loss of $15.1 million. The AFS portfolio had an effective duration of 2.03 years at September 30, 2026, compared to 1.9 years at December 31, 2025.

Loans

Gross loans held for investment were $21.20 billion at September 30, 2026, an increase of $1.05 billion, or 5.2%, from $20.15 billion at December 31, 2025. The increase was primarily due to an increase of $760.8 million, or 23.9%, in commercial loans, an increase of $280.0 million, or 2.7%, in commercial real estate loans, an increase of $74.7 million, or 1.2% in residential mortgage loans and equity lines, and an increase of $4.7 million, or 261.1% in installment and other loans, partially offset by a decrease of $71.7 million, or 21.2% in construction loans.

The loan held for investment balances and composition at September 30, 2026, compared to December 31, 2025, are set forth below:

	September 30, 2026	% of Gross Loans	December 31, 2025	% of Gross Loans	% Change
	($ In thousands)

Commercial loans	$3,945,390	18.6%	$3,184,556	15.8%	23.9%
Construction loans	265,880	1.3	337,550	1.7	(21.2)
Commercial real estate loans	10,844,794	51.2	10,564,744	52.4	2.7
Residential mortgage loans and equity lines	6,133,247	28.9	6,058,538	30.1	1.2
Installment and other loans	6,550	—	1,814	—	261.1
Gross loans held for investment	$21,195,861	100%	$20,147,202	100%	5.2%
Allowance for loan losses	(224,190)		(195,911)		14.4
Unamortized deferred loan fees	(15,523)		(14,903)		4.2
Total loans held for investment, net	$20,956,148		$19,936,388		5.1%

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

The ratio of non-performing assets to total assets was 0.47% and 0.59% as of September 30, 2026, and December 31, 2025, respectively. Total non-performing assets decreased $24.5 million, or 17.0%, to $119.2 million at September 30, 2026, compared to $143.7 million at December 31, 2025, primarily due to a decrease of $25.1 million, or 22.3%, in non-accrual loans, and a decrease of $3.4 million, or 11.3%, in other real estate owned, partially offset by  an increase of $4.0 million, or 399.4%, in accruing loans past due 90 days or more.

As a percentage of gross loans, excluding loans held for sale, plus OREO, non-performing assets were 0.56% and 0.71% as of September 30, 2026 and December 31, 2025, respectively. The non-performing loan portfolio coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 256.99% as of September 30, 2026, from 183.79% as of December 31, 2025.

The following table sets forth the changes in non-performing assets as of September 30, 2026, compared to December 31, 2025, and to September 30, 2025:

	September 30, 2026	December 31, 2025	% Change	September 30, 2025	% Change
	($ In thousands)
Non-performing assets
Accruing loans past due 90 days or more	$4,994	$1,000	399	$110	4,440
Non-accrual loans:
Commercial real estate loans	47,246	59,511	(21)	103,158	(54)
Commercial loans	7,188	21,498	(67)	33,690	(79)
Residential mortgage loans	32,844	31,354	5	28,784	14
Total non-accrual loans	$87,278	$112,363	(22)	$165,632	(47)
Total non-performing loans	92,272	113,363	(19)	165,742	(44)
Other real estate owned	26,910	30,336	(11)	32,983	(18)
Total non-performing assets	$119,182	$143,699	(17)	$198,725	(40)

Allowance for loan losses	$224,190	$195,911	14	$186,647	20

Total gross loans outstanding, excluding loans held for sale, at period-end	$21,195,861	$20,147,202	5	$20,104,716	5

Allowance for loan losses to non-performing loans, at period-end	242.97%	172.82%		112.61%
Allowance for loan losses to gross loans, excluding loans held for sale, at period-end	1.06%	0.97%		0.93%

Non-accrual Loans

As of September 30, 2026, total non-accrual loans were $87.3 million, a decrease of $25.1 million, or 22.3%, from $112.4 million at December 31, 2025, and a decrease of $78.3 million, or 47.3%, from $165.6 million at September 30, 2025. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information, less cost to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage of these loans, based on recent appraisals, on a quarterly basis and adjust the allowance accordingly.

The following tables set forth the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers were engaged in as of the dates indicated:

	September 30, 2026		December 31, 2025
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	($ In thousands)
Type of Collateral
Single/multi-family residence	$62,774	$516	$57,676	$516
Commercial real estate	17,316	4,765	33,189	3,514
Personal property (UCC)	—	1,907	—	17,468
Total	$80,090	$7,188	$90,865	$21,498

(1) Real estate includes commercial real estate loans, construction loans, residential mortgage loans, equity lines and installment & other loans.

	September 30, 2026		December 31, 2025
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	($ In thousands)
Type of Business
Real estate development	$46,855	$—	$40,848	$4,873
Wholesale/Retail	391	5,397	18,662	15,812
Food/Restaurant	—	1,315	42	40
Import/Export	—	476	—	476
Other	32,844	—	31,313	297
Total	$80,090	$7,188	$90,865	$21,498

(1) Real estate includes commercial real estate loans, construction loans, residential mortgage loans, equity lines and installment & other loans.

For non-accrual loans, amounts previously charged-off represented 5.0% and 14.4% of the contractual balances of non-accrual loans as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, $80.1 million, or 91.8%, of the $87.3 million of non-accrual loans were secured by real estate compared to $90.9 million, or 80.8%, of the $112.4 million of non-accrual loans that were secured by real estate as of December 31, 2025. The Bank generally seeks to obtain current appraisals, sales contracts, or other available market price information to update the factors used in evaluating potential losses.

The allowance for loan losses to non-performing loans was 242.97% as of September 30, 2026, compared to 172.82% as of December 31, 2025. The increase was primarily due to an increase in the allowance for loan losses and a decrease in non-accrual loans.

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

As of September 30, 2026, construction loans of $252.9 million were disbursed with pre-established interest reserves of $43.5 million, compared to $225.9 million with pre-established interest reserves of $34.0 million at December 31, 2025.   The balance for construction loans with interest reserves which have been extended was $8.1 million with pre-established interest reserves of $0.6 million at  September 30, 2026, compared to a balance of $3.3 million of such loans with pre-established interest reserves of $95 thousand at December 31, 2025.  Land loans of $21.6 million were disbursed with pre-established interest reserves of $1.0 million at September 30, 2026, compared to land loans of $15.3 million with pre-established interest reserves of $1.3 million at December 31, 2025. There were no land loans with interest reserves that had been extended as of September 30, 2026, and December 31, 2025.

At September 30, 2026, and December 31, 2025, the Bank had no loans on non-accrual status with available interest reserves. There were no non-accrual residential construction loans, non-accrual non-residential construction loans, or non-accrual land loans that were originated with pre-established interest reserves as of September 30, 2026, and December 31, 2025.  While we typically expect loans with interest reserves to be repaid in full according to the original contractual terms, some loans may require one or more extensions beyond the original maturity before full repayment.  Typically, these extensions are required due to construction delays, delays in the sale or lease of the property, or some combination of these factors.

Loan Concentration

Most of the Company’s business activities are with clients located in areas with significant Asian populations in Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Rockville, Maryland; and Las Vegas, Nevada. The Company also has loan clients in Hong Kong. The Company does not have a significant concentration in any single commercial industry sector, and our loans generally are collateralized with real property or other pledged collateral of the borrowers. The Company generally expects loans to be paid off from the operating profits of the borrowers, through refinancing by another lender, or through the borrowers' sales of collateral.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) total CRE loans represent 300% or more of the institution’s total risk-based capital, and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. The Bank’s loans for construction, land development, and other land represented 11% of the Bank’s total risk-based capital as of September 30, 2026, and 14% as of December 31, 2025. Total CRE loans represented 284% of total risk-based capital as of September 30, 2026, and 287% as of December 31, 2025, which were within the Bank’s internal limit of 400% of total capital.

CRE and Construction Loans ("CREC")

The Company’s total CREC loan portfolio is diversified by property type with an average CREC loan size of $2.0 million as of September 30, 2026, and December 31, 2025. The following table summarizes the Company’s total CREC loans by property type as of September 30, 2026, and December 31, 2025:

	As of September 30, 2026		As of December 31, 2025
($ In thousands)	Amount	%	Amount	%
Property type:
Retail	$2,728,951	25%	$2,545,446	24%
Multifamily	2,918,668	26%	2,887,642	27%
Office	1,375,596	12%	1,439,568	13%
Warehouse	1,515,072	14%	1,359,887	12%
Industrial	709,324	6%	692,280	6%
Hospitality	355,405	3%	360,692	3%
Construction & Land	331,392	3%	407,957	4%
Other	1,176,267	11%	1,208,822	11%
Total CREC loans	$11,110,675	100%	$10,902,294	100%

The weighted-average loan-to-value (“LTV”) ratio of the total CREC loan portfolio was 49% as of September 30, 2026, and December 31, 2025. Approximately 86% of total CREC loans had an LTV ratio of 60% or lower as of September 30, 2026, and December 31, 2025.

The following tables provide a summary of the Company’s CREC, multifamily residential, and construction and land loans by geography as of September 30, 2026, and December 31, 2025. The distribution of the total CREC loan portfolio reflects the Company’s geographical footprint, which is primarily concentrated in California:

	As of September 30, 2026
($ In thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
California	$3,820,758	49%	$1,094,851	38%	$159,935	48%	$5,075,544	46%
New York	2,429,836	31%	1,382,768	47%	89,883	27%	3,902,487	35%
Texas	411,659	5%	183,788	6%	5,948	2%	601,395	5%
Illinois	258,936	3%	41,683	1%	4,136	1%	304,755	3%
New Jersey	181,691	2%	24,117	1%	5,110	2%	210,918	2%
Nevada	227,327	3%	28,020	1%	12,288	4%	267,635	3%
Washington	67,426	1%	145,382	5%	45,762	14%	258,570	2%
Other markets	462,982	6%	18,059	1%	8,330	2%	489,371	4%
Total CREC loans	$7,860,615	100%	$2,918,668	100%	$331,392	100%	$11,110,675	100%

	As of December 31, 2025
($ In thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
California	$3,649,273	48%	$1,130,859	39%	$272,251	67%	$5,052,383	46%
New York	2,373,202	31%	1,291,064	45%	102,685	25%	3,766,951	35%
Texas	388,334	5%	202,313	7%	—	0%	590,647	5%
Illinois	251,271	3%	44,961	1%	1,895	1%	298,127	3%
New Jersey	170,358	2%	19,153	1%	1,603	0%	191,114	2%
Nevada	209,928	3%	27,523	1%	5,259	1%	242,710	2%
Washington	66,130	1%	143,135	5%	15,934	4%	225,199	2%
Other markets	498,199	7%	28,634	1%	8,330	2%	535,163	5%
Total CREC loans	$7,606,695	100%	$2,887,642	100%	$407,957	100%	$10,902,294	100%

California represented 46% of total CREC loans as of both September 30, 2026, and December 31, 2025. Changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses.

Commercial Real Estate Loans

The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. CRE loans totaled $7.86 billion as of September 30, 2026, compared to $7.61 billion as of December 31, 2025, and accounted for 37% of total loans held-for-investment, not including loans held for sale, as of September 30, 2026, and December 31, 2025. Interest rates on CRE loans may be fixed or variable. As of September 30, 2026, 24% and 37% of our CRE portfolio were variable rate and hybrid loans in their fixed period, respectively. In comparison, as of December 31, 2025, 21% and 40% of our CRE portfolio were variable rate and hybrid loans in their fixed period, respectively. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 26% and 25% of the CRE loans as of September 30, 2026, and December 31, 2025, respectively. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial-Multifamily Residential Loans

The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. Multifamily residential loans totaled $2.92 billion as of September 30, 2026, compared to $2.89 billion as of December 31, 2025, and accounted for 14% of total loans held-for-investment, not including loans held for sale, as of September 30, 2026, and December 31, 2025. The Company offers a variety of first lien mortgages, including fixed and variable-rate loans. As of September 30, 2026, 28% and 35% of our multifamily residential loan portfolio were variable rate and hybrid loans in their fixed period, respectively. In comparison, as of December 31, 2025, 24% and 36% of our multifamily residential loan portfolio were variable rate and hybrid loans in their fixed period, respectively.

Commercial-Construction and Land Loans

Construction and land loans provide financing for diversified projects by real estate property type. Construction and land loans totaled $331.4 million as of September 30, 2026, compared to $408.0 million as of December 31, 2025, and accounted for 2% of total loans held-for-investment, not including loans held for sale, as of September 30, 2026, and December 31, 2025. Construction loan exposure was made up of $265.9 million in outstanding loans, plus $289.8 million in unfunded commitments as of September 30, 2026, compared to $337.6 million in outstanding loans, plus $235.3 million in unfunded commitments as of December 31, 2025. Land loans totaled $65.5 million as of September 30, 2026, compared to $70.4 million as of December 31, 2025.

Allowance for Credit Losses

The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ In thousands)
Allowance for loan losses
Balance at beginning of period	$218,896	$173,531	$195,911	$161,765
Provision for expected credit losses on loans	30,580	28,762	57,536	55,246
Charge-offs:
Commercial loans	(261)	(16,173)	(10,975)	(27,634)
Construction loans	(8,810)	—	(8,810)	—
Real estate loans (1)	(17,876)	(314)	(19,261)	(4,227)
Total charge-offs	(26,947)	(16,487)	(39,046)	(31,861)
Recoveries:
Commercial loans	1,660	547	7,444	1,012
Construction loans	1	5	1	6
Real estate loans (1)	—	289	2,344	479
Total recoveries	1,661	841	9,789	1,497
Balance at the end of period	$224,190	$186,647	$224,190	$186,647

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$14,918	$9,892	$12,441	$9,676
Provision for expected credit losses on unfunded credit commitments	(1,980)	(31)	497	$185
Balance at the end of period	$12,938	$9,861	$12,938	$9,861

Average loans outstanding during the period	$20,891,868	$19,951,853	$20,453,313	$19,593,553
Total gross loans outstanding, excluding loans held for sale, at period-end	$21,195,861	$20,104,716	$21,195,861	$20,104,716
Total non-performing loans, at period-end	$92,272	$165,742	$92,272	$165,742
Ratio of net charge-offs to average loans outstanding during the period(2)	0.48%	0.31%	0.19%	0.21%
Provision for expected credit losses to average loans outstanding during the period(2)	0.54%	0.57%	0.38%	0.38%
Allowance for loan losses to non-performing loans, at period-end	242.97%	112.61%	242.97%	112.61%
Allowance for loan losses to gross loans, excluding loans held for sale, at period-end	1.06%	0.93%	1.06%	0.93%
(1) Real estate loans include commercial real estate loans, residential mortgage loans, and equity lines.
(2) Annualized.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the average gross loans as of the dates indicated:

	September 30, 2026		December 31, 2025
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans
	($ In thousands)
Type of Loan:
Commercial loans	$39,674	17.4%	$39,123	15.9%
Construction loans	11,373	1.3	6,475	1.7
Commercial real estate loans	142,977	52.2	125,665	52.3
Residential mortgage loans and equity lines	30,143	29.1	24,641	30.1
Installment and other loans	23	0.0	7	0.0
Total allowance	$224,190	100%	$195,911	100%

The increase in the ACL was driven primarily by strong quarterly loan growth and updated loss assumptions incorporating recent loan and charge-off data.  This was largely offset by a decrease in individually evaluated reserves from three isolated credits – one construction loan which was fully reserved for last quarter, and two movie theater CRE loans inherited from the Far East National Bank acquisition.

The qualitative component of the allowance decreased modestly during the quarter, inversely impacted by enhancements to the quantitative model’s updated loss assumptions.  No new emerging qualitative risks were identified this quarter.

The ACL is also influenced by the macroeconomic forecasts used in the Company’s CECL model. The September 30, 2026 estimate incorporated multiple forward‑looking economic scenarios obtained from a reputable third‑party forecaster. These scenarios reflect a range of potential economic outcomes and include a baseline view of expected conditions, along with more optimistic and more adverse alternatives. Management applies judgment in determining how these scenarios are incorporated into the allowance estimate, taking into account prevailing economic uncertainty and risks.

To illustrate the sensitivity of the allowance to changes in economic assumptions, management estimates that applying a 100% weighting to the downside scenario would have increased the ACL by approximately $105.6 million as of September 30, 2026. This analysis is intended to demonstrate the directional impact of more adverse economic conditions and should not be interpreted as a forecast of future allowance levels.

Our methodology, policies and estimates on allowance for credit losses for loans are described in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 Form 10-K. For more information, please also see Note 5 to the Company’s unaudited Consolidated Financial Statements.

Deposits

Total deposits were $21.83 billion as of September 30, 2026, an increase of $940.8 million, or 4.5% from $20.89 billion as of December 31, 2025.

The Company calculates its uninsured deposits based on the methodologies and assumptions used for regulatory reporting. Total uninsured deposits were $10.26 billion as of September 30, 2026, an increase of approximately $63.2 million, from $10.19 billion as of December 31, 2025. Excluding $797.4 million in collateralized deposits, the uninsured and uncollateralized deposits of $9.46 billion were 43.3% of total deposits as of September 30, 2026. As of September 30, 2026, our unused borrowing capacity from the Federal Home Loan Bank was $7.02 billion, and our unpledged securities were $1.57 billion. These sources of available liquidity, including cash and short-term investments, were more than 100% of uninsured and uncollateralized deposits as of September 30, 2026.

The following table sets forth the deposit mix as of the dates indicated:

	September 30, 2026		December 31, 2025
	Amount	Percentage	Amount	Percentage
	($ In thousands)
Deposits
Non-interest-bearing demand deposits	$3,950,436	18.1%	$3,505,606	16.8%
NOW deposits	2,634,247	12.1	2,370,047	11.3
Money market deposits	4,284,484	19.6	3,800,471	18.2
Savings deposits	1,517,383	6.9	1,500,890	7.2
Time deposits	9,448,438	43.3	9,717,153	46.5
Total deposits	$21,834,988	100.0%	$20,894,167	100.0%

The following table sets forth the maturity distribution of time deposits as of September 30, 2026:

	As of September 30, 2026
	Time Deposits -under $250,000	Time Deposits -$250,000 and over	Total Time Deposits
	($ In thousands)
Three months or less	$1,346,493	$2,465,243	$3,811,736
Over three to six months	1,340,625	1,747,140	3,087,765
Over six to twelve months	916,303	1,501,625	2,417,928
Over twelve months	51,268	79,741	131,009
Total	$3,654,689	$5,793,749	$9,448,438

Percent of total deposits	16.7%	26.5%	43.3%

FDIC Special Assessment

In November 2023, the FDIC adopted a final rule implementing a special assessment to recover losses to the Deposit Insurance Fund ("DIF") arising from the systemic risk determination related to the failures of Silicon Valley Bank and Signature Bank in March 2023. The Company was subject to the special assessment and paid its eighth and final scheduled quarterly assessment during the quarter ended March 31, 2026. As of September 30, 2026, the Company had no remaining accrued liability related to the FDIC special assessment.

In December 2025, the FDIC adopted an interim final rule establishing a process under which institutions subject to the special assessment may receive an offset against future regular deposit insurance assessments if total special assessment collections ultimately exceed losses required to be recovered by the FDIC. The interim final rule also provides for the possibility of an additional one-time shortfall special assessment if ultimate losses exceed amounts collected. As of September 30, 2026, the Company had not recognized any asset related to a potential future offset because the amount and timing of any such offset, if any, are not currently determinable. The Company will continue to monitor future FDIC communications and guidance regarding any additional assessments or offsets.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of September 30, 2026. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts:

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	($ In thousands)
Contractual obligations:
Deposits with stated maturity dates	$9,317,429	$130,982	$24	$3	$9,448,438
Advances from the Federal Home Loan Bank	200,000	—	$—	$—	200,000
Long-term debt	—	—	—	65,011	65,011
Operating leases	11,313	17,794	7,850	5,225	42,182
Total contractual obligations and other commitments	$9,528,742	$148,776	$7,874	$70,239	$9,755,631

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

Capital Resources

Total stockholders' equity was $3.06 billion as of September 30, 2026, an increase of $131.4 million, from $2.93 billion as of December 31, 2025, primarily due to net income of $274.3 million, other comprehensive income of $5.9 million, stock-based compensation of $5.8 million, proceeds from dividend reinvestment of $2.0 million, and stock issued to directors of $0.9 million, offset by purchase of treasury stock of $77.5 million, common stock cash dividends of $76.1 million, and shares withheld related to net share settlement of RSUs of $3.9 million.

The following table summarizes changes in total equity for the nine months ended September 30, 2026:

Nine Months Ended
September 30, 2026
($ In thousands)
Net income	$274,269
Proceeds from shares issued through the Dividend Reinvestment Plan	1,988
Shares withheld related to net share settlement of RSUs	(3,878)
Restricted stock units vested	1
Stock issued to directors	864
Purchase of treasury stock	(77,505)
Stock-based compensation	5,807
Cash dividends paid to common stockholders	(76,093)
Other comprehensive income	5,904
Net increase in total equity	$131,357

Capital Adequacy Review

Management seeks to maintain capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with applicable regulatory requirements.

The following tables set forth actual and required capital ratios as of September 30, 2026, and December 31, 2025, for Bancorp and the Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2025 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	($ In thousands)
September 30, 2026

Cathay General Bancorp:
Common Equity Tier 1 to Risk-Weighted Assets	$2,717,846	13.50	$905,966	4.50
Tier 1 Capital to Risk-Weighted Assets	2,717,846	13.50	1,207,955	6.00
Total Capital to Risk-Weighted Assets	3,017,974	14.99	1,610,606	8.00
Leverage Ratio	2,717,846	11.05	984,008	4.00

Cathay Bank:
Common Equity Tier 1 to Risk-Weighted Assets	$2,717,037	13.50	$905,544	4.50	$1,308,008	6.50
Tier 1 Capital to Risk-Weighted Assets	2,717,037	13.50	1,207,392	6.00	1,609,856	8.00
Total Capital to Risk-Weighted Assets	2,954,165	14.68	1,609,856	8.00	2,012,320	10.00
Leverage Ratio	2,717,037	11.05	983,640	4.00	1,229,550	5.00

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	($ In thousands)
December 31, 2025

Cathay General Bancorp:
Common Equity Tier 1 to Risk-Weighted Assets	$2,590,921	13.27	$878,810	4.50
Tier 1 Capital to Risk-Weighted Assets	2,590,921	13.27	1,171,746	6.00
Total Capital to Risk-Weighted Assets	2,914,774	14.93	1,562,328	8.00
Leverage Ratio	2,590,921	10.91	950,270	4.00

Cathay Bank:
Common Equity Tier 1 to Risk-Weighted Assets	$2,678,692	13.73	$878,257	4.50	$1,268,593	6.50
Tier 1 Capital to Risk-Weighted Assets	2,678,692	13.73	1,171,009	6.00	1,561,345	8.00
Total Capital to Risk-Weighted Assets	2,887,045	14.79	1,561,345	8.00	1,951,682	10.00
Leverage Ratio	2,678,692	11.28	949,627	4.00	1,187,034	5.00

As of September 30, 2026, capital levels at Bancorp and the Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules.

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

The Company declared a cash dividend of $0.38 per share on 66,334,489 shares outstanding on August 28, 2026, for distribution to holders of our common stock on September 8, 2026. The Company paid total cash dividends of $25.2 million in the third quarter of 2026.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and client credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. As of September 30, 2026, our average monthly liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 15.1% compared to 14.7% as of December 31, 2025.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At September 30, 2026, the Bank had an approved credit line with the FHLB of San Francisco totaling $8.62 billion. There were $200.0 million in outstanding advances from the FHLB of San Francisco and there were $842.9 million in standby letters of credit issued by the FHLB on the Company’s behalf as of September 30, 2026. FHLB advances, if any, bear fixed rates and are secured by the Bank’s loans. See Note 8 to the Consolidated Financial Statements. At September 30, 2026, the Bank pledged $1.27 billion of its commercial loans and no securities to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $1.17 billion from the Federal Reserve Bank Discount Window at September 30, 2026.

Liquidity can also be provided through the sale of liquid assets, which may consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At September 30, 2026, investment securities totaled $1.59 billion, with $19.7 million pledged as collateral for borrowings and other commitments. The remaining balance was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 98.6% of our time deposits mature within one year or less as of September 30, 2026. Given the current competitive environment for certificates of deposit and the rising interest rate environment, management anticipates that certain maturing time deposits may reprice at higher rates. Management also anticipates that a portion of these deposits may run off at maturity due to competitive pressures in the market where the Bank operates. However, based on our historical runoff experience, we expect such outflows will not be significant and can be replenished through normal deposit growth. As of September 30, 2026, management believes that the liquidity sources described above will provide adequate liquidity for the Bank to meet its operating needs over the next twelve months.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. The Bank paid dividends to Bancorp totaling $250.0 million and $175.0 million during the third quarter of 2026 and 2025, respectively.

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

Although the modeling can be helpful in managing interest rate risk, it requires significant assumptions for the projection of loan prepayment rates on mortgage related assets, loan volumes and pricing, and deposit and borrowing volume and pricing, that might prove inaccurate. Because these assumptions are inherently uncertain, the model cannot precisely estimate net interest income, or precisely predict the effect of higher or lower interest rates on net interest income. Actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, the differences between actual experience and modeled assumptions changes in market conditions, and management strategies, among other factors. The Company monitors its interest rate sensitivity and seeks to manage the risk of adverse changes in net interest income and economic value.

We have established threshold and policy limits for NII and EVE sensitivity under various interest rate shock scenarios,. If interest rate risk exposure exceeds established policy limits, we seek corrective action taking into account factors including market conditions, the impact on earnings, and other interest rate risk measures. The table below shows the estimated impact of changes in interest rates on net interest income and economic value of equity as of September 30, 2026:

	Net Interest	Economic Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	9.7	-10.0
+100	4.9	-4.8
-100	-4.3	3.6
-200	-8.0	4.9

(1) The projected percentage change in Net Interest Income (NII) under parallel interest rate shifts reflects our asset-sensitive balance sheet positioning, where interest-earning assets reprice more rapidly than interest-bearing liabilities.

(2) The projected percentage change reflects the sensitivity of our Economic Value of Equity (EVE) to parallel interest rate shifts relative to the base interest rate scenario.

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

There has not been any change in our internal control over financial reporting that occurred during the third quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(July 1, 2026 - July 31, 2026)	155,594	$63.12	155,594	$126,133,364
(August 1, 2026 - August 31, 2026)	420,000	$63.33	420,000	$99,535,748
(September 1, 2026 - September 30, 2026)	225,000	$61.62	225,000	$85,671,258
Total	800,594	$62.81	800,594	$85,671,258

(1) On April 23, 2026, the Company announced the current $150.0 million share repurchase program. On July 22, 2026, the Company announced a proposed increase in the program of $50.0 million, to a total of $200.0 million, which is currently pending regulatory approval. The current stock repurchase program expires on April 23, 2027.

For a discussion of limitations on the payment of dividends, see “Dividend Policy” and “Liquidity” under Part I—Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.         DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.         MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.         OTHER INFORMATION.

During the quarter ended  September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined under Item 408(a) of Regulation S-K.

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

Date: November 6, 2026
/s/ Chang M. Liu
Chang M. Liu
President and Chief Executive Officer

Date: November 6, 2026
/s/ Albert J. Wang
Albert J. Wang
Executive Vice President and
Chief Financial Officer